Form 10-K
period 1993-12-31
GENERAL MOTORS CORP
filed 1994-03-29
CIK 40730

l:\secfiles\10_K\8028s.doc 58

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549-1004
                                      FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the fiscal year ended December 31, 1993
                          -----------------

                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number 1-143
                       -----

                             GENERAL MOTORS CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          STATE OF DELAWARE                               38-0572515
    -------------------------------                  -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

    767 Fifth Avenue, New York, New York                  10153-0075
3044 West Grand Boulevard, Detroit, Michigan              48202-3091
- --------------------------------------------              ----------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (313)-556-5000
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
             Title of each class                       which registered
- ----------------------------------------------  -----------------------------
*Common, $1-2/3 par value (726,863,452 shares
  outstanding as of February 28, 1994)........  New York Stock Exchange, Inc.
 Class E Common, $0.10 par value (258,218,180
  shares outstanding as of February 28, 1994). New York Stock Exchange, Inc. Class H Common, $0.10 par value (90,921,470 shares outstanding as of February 28, 1994). New York Stock Exchange, Inc. Preference, $0.10 par value, Series A
  Conversion, dividends cumulative
  (17,825,000 shares outstanding as
  of February 28, 1994).......................  New York Stock Exchange, Inc.
 Preference, $0.10 par value, Series B
  9-1/8% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (44,300,000 depositary shares outstanding
  as of February 28, 1994)....................  New York Stock Exchange, Inc.
 Preference, $0.10 par value, Series C
  Depositary Shares, convertible into Class E
  common stock, liquidation preference
  $50 per share, dividends cumulative
  (31,880,600 depositary shares outstanding
  as of February 28, 1994)....................  New York Stock Exchange, Inc.

*Also listed on the Midwest Stock Exchange, Inc., Pacific Stock Exchange,
  Inc., and Philadelphia Stock Exchange, Inc.

                                                  Name of each exchange on
             Title of each class                       which registered
- ----------------------------------------------  -----------------------------
 Preference, $0.10 par value, Series D
  7.92% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (15,700,000 depositary shares outstanding
  as of February 28, 1994)....................  New York Stock Exchange, Inc.
 Preference, $0.10 par value, Series G
  9.12% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (23,000,000 depositary shares outstanding
  as of February 28, 1994)....................  New York Stock Exchange, Inc.
 $500,000,000 8-1/8% Debentures Due
  April 15, 2016.............................   New York Stock Exchange, Inc.

Note: The $1-2/3 par value common stock of the Registrant is also listed for trading on:

    Montreal Stock Exchange             Montreal, Quebec, Canada
    Toronto Stock Exchange              Toronto, Ontario, Canada
    Borse Frankfurt am Main             Frankfort on the Main, Germany
    Borse Dusseldorf                    Dusseldorf, Germany
    Bourse de Bruxelles                 Brussels, Belgium
    Courtiers en Valeurs Mobilieres     Paris, France
    The Stock Exchange, London          London, England

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No       .
                                       -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 28, 1994) of General Motors Corporation $1-2/3 par value, Class E, and Class H common stocks held by nonaffiliates on February 28, 1994 was approximately $42,539.2 million, $8,497.2 million, and $3,263.8 million, respectively.

Documents incorporated by reference:
                                            Part and Item Number of Form
         Document                           10-K into Which Incorporated
- ------------------------------------------  -----------------------------

  General Motors Notice of Annual Meeting
    of Stockholders and Proxy Statement
    for the Annual Meeting of Stockholders
    to be held May 20, 1994                 Part III, Items 10 through 13











                                     COVER PAGE

GENERAL MOTORS CORPORATION                                              PART I
AND SUBSIDIARIES

                                   THE CORPORATION

     General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is hereinafter sometimes referred to as the "Registrant" or the "Corporation" and, together with its subsidiaries, is hereinafter sometimes referred to as "General Motors" or "GM."

ITEM 1.  BUSINESS

General

     The following information is incorporated herein by reference to the indicated pages in Part II:

                                 Item                                 Page
     -------------------------------------------------------------   -----

     Worldwide Wholesale Sales . . . . . . . . . . . . . . . . . .   II-54
     Employment and Payrolls . . . . . . . . . . . . . . . . . . .   II-58
     Note 17 of Notes to Financial Statements (Segment Reporting).   II-38

     While the major portion of the Corporation's operations is derived from the automotive products industry segment, GM also has financing and insurance operations and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks, and related parts and accessories. The financing and insurance operations assist in the merchandising of General Motors' products as well as other products. General Motors Acceptance Corporation (GMAC) and its subsidiaries, as well as certain other subsidiaries of GM, offer financial services and certain types of insurance to dealers and customers. In addition, GMAC and its subsidiaries are engaged in mortgage banking and investment services. The other products segment consists of military vehicles, radar and weapon control systems, guided missile systems, and defense and commercial satellites; the design, installation, and operation of business information and telecommunication systems; as well as the design, development, and manufacture of locomotives.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United States and Canada and through distributors and dealers overseas. At
December 31, 1993, there were approximately 8,900 General Motors motor vehicle dealers in the United States, 1,100 in other North America (Canada and Mexico), and approximately 5,400 outlets overseas.

Backlog of Orders

     Shipments of General Motors' automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. GM Hughes Electronics Corporation had a $13.4 billion and $14.0 billion backlog of defense and commercial contracts at the end of 1993 and 1992, respectively.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Raw Materials and Services

     General Motors purchases materials, parts, supplies, freight transpor-tation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect General Motors.

Competitive Position

     General Motors' principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, Chrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Isuzu Motors, Ltd., Fuji Heavy Industries, Ltd. (Subaru), Volkswagen A.G., Hyundai Motor Company, Ltd., Daimler-Benz A.G. (Mercedes), Bayerische Motoren Werke AG (BMW), and Volvo AB. All but Volkswagen, Daimler-Benz, and BMW currently operate vehicle manufacturing facilities in the United States or Canada although BMW and recently Mercedes have announced plans to build assembly plants in the United States. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Worldwide wholesale unit sales of General Motors passenger cars and trucks during the three years ended December 31, 1993 are summarized in Management's Discussion and Analysis in Part II.

     Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and General Motors' competitive position during the three years ended December 31, 1993 were as follows:

                                                    1993(1)  1992     1991
                                                   ------   ------   ------
                                                     (Units in Thousands)
Total industry registrations
  In the United States. . . . . . . . . . . . . .  13,941   12,867   12,579
  In other North America (2). . . . . . . . . . .   1,778    1,881    1,936
  In other countries (3). . . . . . . . . . . . .  27,171   29,337   29,098
                                                   ------   ------   ------
Total industry registrations - all countries. . .  42,890   44,085   43,613
                                                   ======   ======   ======

                                                    1993(1)  1992     1991
                                                   ------   ------   ------
                                                  (Percent of Total Industry)
General Motors' registrations
  In the United States. . . . . . . . . . . . . .    33%      34%      35%
  In other North America (2). . . . . . . . . . .    27       27       28
  In other countries (3). . . . . . . . . . . . .    10       10        8
Total General Motors' registrations - all
  countries . . . . . . . . . . . . . . . . . . .    18       18       17

(1) Preliminary
(2) Includes Canada and Mexico.
(3) Includes China and Eastern Europe. 1992 data were restated to include China and 1992 and 1991 data were restated to include Eastern Europe.

     The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to General Motors' registrations includes units which are manufactured overseas by other companies and which are imported and sold by General Motors and affiliates.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Research and Development

     In 1993, General Motors spent $6,029.9 million for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using General Motors products. In addition, $1,340.3 million was spent for customer-sponsored activities, the majority of which were government related. Comparable data for 1992 were $5,916.9 million for company-sponsored activities and $1,185.5 million for customer-sponsored activities and for 1991, $5,887.4 million and $1,239.4 million, respectively.

Environmental Matters

     Automotive Emissions Control

     Both the Federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.

     Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control hardware discovered during such testing can lead to substantial cost for General Motors related to emissions recalls. New CARB and Federal requirements will increase the time and mileage over which manufacturers are responsible for a vehicle's emission performance.

     Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and trucks, the "Tier 1" standards began phasing in for California vehicles in the 1993 model year and for Federal vehicles in the 1994 model year. The phase-in of these "Tier 1" standards will be completed by the 1997 model year.

     In addition to the Tier 1 standards is the CARB Low Emission Vehicle
(LEV) Program that begins with the 1994 model year and defines requirements through model year 2003 and beyond. This program sets even more stringent exhaust emission standards for cars and trucks. General Motors will have to meet the LEV Program requirements by marketing a mix of vehicles complying with the Tier 1 standards, Transitional Low Emission Vehicles (TLEV), Low Emission Vehicles (LEV), Ultra-Low Emission Vehicles (ULEV), or Zero Emission Vehicles (ZEV). From model years 1998 to 2000, 2% of cars and small light-duty trucks (up to 3,750 lb Loaded Vehicle Weight) must be ZEVs. This requirement increases to 5% in 2001 and 10% in 2003 and thereafter.

     The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the Federal requirements and two states (New York and Massachusetts) have done so. In addition, the Ozone Transport Commission, representing twelve Northeast states and the District of Columbia, have asked the EPA to impose the California LEV program requirements. This could mean that vehicles designed for the California LEV program, including ZEVs, would have to be offered for sale in that region of the country.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


     In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, far more complex than those currently used to diagnose problems with emission control systems, will be required both Federally and in California effective with the 1996 model year. This new system has the potential of increasing warranty costs and the chance for recall.

     New evaporative emission control requirements for cars and trucks begin phasing in with the 1995 model year in California and the 1996 model year Federally. Systems will need to be further modified to accommodate Federal onboard refueling vapor recovery (ORVR) control standards. ORVR phases in on passenger cars in the 1988 through 2000 model years and on light-duty trucks in the 2001 through 2006 model years.

     Industrial Environmental Control

     General Motors is subject to various laws relating to the protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged. GM has recorded an accrued liability of $659 million at December 31, 1993 and $519 million at December 31, 1992 for worldwide environmental cleanup as summarized below:

     .                                                            GM has been
      identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The foreseeable total liability for 1994 and beyond for sites involving GM is estimated to be $231 million, which was recorded at December 31, 1993. This compares to $203 million at December 31, 1992.

     .                                                            For closed
      or closing plants owned by the Corporation, an estimated liability for environmental cleanup is typically recognized at the time the restructuring charge is made and is based on an environmental assessment of the plant property. The liability estimate includes amounts for actions which are not specifically required by regulations or government action but which serve to minimize future liability.
      Such liability is estimated at $187 million, which was recorded at December 31, 1993. This compares to $120 million at December 31, 1992.

     .                                                            GM is
      involved in cleanup actions at additional locations worldwide with a foreseeable minimum liability of approximately $241 million, which was recorded at December 31, 1993. This compares to $196 million at December 31, 1992.

     The U.S. Federal Resource Conservation and Recovery Act (RCRA) regulations require an owner/operator of hazardous waste management facilities to file annually with the EPA financial assurance to provide funds for closure and post-closure care of hazardous waste management facilities (HWMFs). As of December 31, 1993, GM had financial assurance to cover total closure, post-closure, and mandated liability coverage totaling $138.6 million ($127.6 million closure and post-closure costs and $11 million aggregated liability) for the HWMFs owned and/or operated by the Corporation. These costs will be incurred only when an HWMF is closed and only for the amount covered for the individual HWMF. The annual inflator used by the EPA is projected to be 2.73% for 1993 (this is applied to the closure and post-closure costs); therefore, the total financial guarantee to be filed in 1994 to cover the closure and post-closure cost amounts is estimated to be approximately $142.1 million.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


     The RCRA regulations require an owner/operator of underground storage tanks (UST) to meet, between now and 1998, standards for release detection, tank performance, and spill/overfill control and to provide for remediation of contamination where necessary. The associated expenditure forecast for these activities is expected to be approximately $104 million to be spent over the next six years. Also, owner/operators of petroleum-containing USTs are required to demonstrate financial responsibility for corrective action and third-party compensation. The appropriate coverage level for 1994 will be $2.0 million in aggregate.

     Nuclear Regulatory Commission rules require the GM Technical Center Research Laboratories to demonstrate financial assurance for decommissioning certain licensed facilities in the amount of $154,815. The intent of this rule is to ensure that decommissioning will be accomplished in a safe and timely manner and that licensees will provide adequate funds to cover all costs associated with decommissioning.

     The capital cost impact of 1990 Clean Air Act Amendments on GM stationary sources will depend on the specific requirements of new state and Federal regulations which must be developed and implemented over the next 10 years. These regulations include operating permit programs, nitrogen oxide control programs, chloro-fluoro-carbon phase out, and hazardous air pollutant control programs. Estimated cost of these programs over the next 10-15 years is approximately $1 billion. Annual operating permit emission fees will be approximately $9 million with phase-in started in 1993 and expected to be fully effective in 1995.

     Expenditures by General Motors in the United States for industrial environmental control facilities during the three years ended December 31, 1993 were (in millions): 1993-$186; 1992-$150; and 1991-$130. The
Corporation currently estimates that future expenditures for industrial environmental control facilities through 1997 will be (in millions): 1994- $171; 1995-$144; 1996-$174; and 1997-$83. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

     Vehicular Noise Control

     The Federal Truck Regulation preempts all state/local noise regulations for trucks over 10,000 lb Gross Vehicle Weight Rating (GVWR). All jurisdictions regulating noise levels of school buses which are built on medium-duty truck chassis have adopted standards compatible with Federal regulations for medium-duty trucks.

     Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. The current standard for vehicles in these classes, 80 dB as measured at 50 feet, has been in effect since 1975. Since the end of 1991, manufacturers have the option of meeting the 80 dB light vehicle standard using the test protocol for vehicle exports as measured at 25 feet. While General Motors is well positioned for compliance with the 80 dB standard for light vehicles, future implementation of more stringent exhaust emission regulations and more stringent fuel economy regulations will require an assessment of increased costs of noise control.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES



     Automotive Safety Engineering

     Expenditures to maintain the operational safety, occupant protection, and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.

     A final rule allowing use of Daytime Running Lights (DRL) as an option was issued by the National Highway Traffic Safety Administration (NHSTA). As a result, GM has announced its intent to provide DRL starting in 1995 on selected models. It is believed that this feature will enhance the overall crash avoidance capability of GM vehicles thus reducing crashes and increasing product sales.

     GM is meeting the government requirement for passive restraints by selectively installing automatic lap/shoulder belts or driver supplemental inflatable restraints (air bags) on all passenger cars. The driver-side air bag concept has been approved for all remaining passenger cars, light-duty trucks, and vans during the 1994 through 1997 model years. Current plans call for a phase-in of the passenger-side air bag in these same cars from the 1994 through 1999 model years.

     A new government requirement for passenger car side impact protection was issued in 1990 affecting future model year cars. A phase-in of the new requirement began September 1, 1993. The NHTSA will propose that dynamic side impact protection requirements be extended to light-duty trucks and vans. If a final rule is promulgated, side structure and interior trim designs of future models will be affected.

     Regarding GM light-duty trucks and vans, a final rule required center high-mounted stop lamps by September 1, 1993. Also, head restraints are now required on all light-duty trucks and vans.

     A final rule covering roof crush resistance has also been issued by the NHTSA for light-duty trucks and vans that is more stringent than for passenger cars. This rule addresses vehicles with a GVWR less than or equal to 6,000 lb and will be effective September 1, 1994.

     A final rule has been issued by NHSTA that will extend the passenger car automatic restraint requirements to light-duty trucks and vans on a phased-in basis beginning September 1, 1994.

     Lastly, a final rule has been issued by NHSTA that will require air bags be the only means used to meet the automatic restraint requirements for passenger cars and light-duty trucks and vans on a phased-in basis beginning September 1, 1996.

     The NHTSA currently is considering the effects of fuel system crash integrity requirements of the Federal Motor Vehicle Safety Standard (FMVSS)
(301). If any of the considerations ultimately are adopted as final rules, some undetermined redesign, cost, and weight increase could be expected for most of GM's vehicles. See Item 3, Legal Proceedings, Other Matters.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

     With the passage of the Anti-Car Theft Act of 1992, implementation costs for the 1993 calendar year will affect approximately 22 passenger car assembly plants and 9 light-duty truck plants. For the affected truck plants, the major expenditures will be for new label printer installations and additional stamping equipment. Both passenger car and truck plants affected will probably require some extra tooling to accommodate full VIN-stamping on the frame of each vehicle and noise-pollution reduction facilities to alleviate noise associated with VIN-stamping operations.

     A bill has been recently introduced into Congress by Representative Danforth that changes the current Federal bumper impact requirement from 2.5 mph to 5 mph. The bill also calls for labeling that defines bumper performance. This bill may have an effect on future GM products that are designed to meet the existing FMVSS requirements. Additionally, performance labeling may cause additional testing that will lead to increased costs.

Automotive Fuel Economy

     The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the General Motors 1993 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 27.4 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 1994 model year passenger cars is projected at 27.4 mpg versus the standard of 27.5 mpg. The projected shortfalls for 1993 and 1994 will be offset by credits projected to be earned in future model years.

     Fuel economy standards for light-duty trucks became effective in 1979. General Motors' CAFE fleet average for the 1993 model year is 20.2 mpg versus the standard of 20.4 mpg. For the 1994 model year, GM's estimated fleet average CAFE is projected to be 19.9 mpg versus a standard of 20.5 mpg. The shortfall for 1993 will be offset by credits earned in 1991. The projected shortfall for 1994 will be partially offset by credits earned in 1991 and 1992. It is expected that the remaining shortfall will be offset by credits from future model years. However, the exact amount cannot be determined because standards have not been set beyond 1995.

     GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance.

Seasonal Nature of Business

     In the automotive business, there are retail sales fluctuations of a seasonal nature, so that production varies from month to month. In addition, the changeover period related to the annual new model introduction has traditionally occurred in the third quarter of each year. For this reason, third quarter operating results are, in general, less favorable than those in the other three quarters of the year, depending on the magnitude of the changeover needed to commence production of new models incorporating, for example, design modifications related to more fuel-efficient vehicle packaging, stricter government standards for safety and emission controls, and consumer-oriented improvements in performance, comfort, convenience, and style.

Segment Reporting Data
     Industry segment and geographic segment data for 1993, 1992, and 1991 are summarized in Note 17 of Notes to Financial Statements in Part II.

                                       ******

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

     The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  PROPERTIES

     The Corporation, excluding General Motors Acceptance Corporation, has 292 locations operating in 35 states and 158 cities in the United States. Of these, 25 are engaged in the final assembly of GM cars and trucks; 26 are service parts operations responsible for distribution or warehousing; 13 are associated with Electronic Data Systems Corporation as large information processing centers; 33 major plants, offices, and research facilities relate to the operations of Hughes Aircraft Company; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 51 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Austria, Belgium, and Spain.

     Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.

    Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.

    Additional information regarding worldwide expenditures for plants and equipment is presented under Management's Discussion and Analysis in Part II.

ITEM 3.  LEGAL PROCEEDINGS

    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation is a party as of December 31, 1993 are summarized on the following pages. Reference should also be made to Note 19 of notes to financial statements in Part II.

Environmental Matters

    On February 19, 1991, a complaint was filed in the Superior Court of Connecticut by the Connecticut Commissioner of Environmental Protection alleging that the plant in Bristol, Connecticut operated by GM's Delco Moraine NDH Division (now part of the Delco Chassis Division) had violated Connecticut's hazardous waste regulations in connection with its inspection, recordkeeping, and remediation of a spill of chromic acid at the plant site. The complaint seeks penalties of up to $25,000 per day for a period commencing sometime prior to April 1989 and running through November 1990. GM contends that its inspection, recordkeeping, and remediation practices in relation to the spill complied with applicable rules and regulations.
                                         * *
    On March 12, 1991, the Region II office of the Environmental Protection Agency (EPA) issued a Civil Administrative Complaint alleging that the plant operated by GM's Central Foundry Division (now part of the GM Powertrain Division) of the Corporation in Massena, New York had improperly disposed of polychlorinated biphenyl contaminated sludge during the period February 1984 through October 1987. The complaint seeks a fine of $14,176,000. GM believes that its disposal practices at Massena were in general compliance with applicable rules and regulations.
                                         * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    On March 1, 1993, the U.S. EPA Region V issued a civil administrative complaint alleging that stormwater from the Chevrolet-Pontiac-GM of Canada Group's Pontiac Fiero plant in Pontiac, Michigan exceeded the facility's National Pollutant Discharge System Permit from May 1989 through May 1992. The EPA complaint, as amended, cites the Corporation for 94 exceedances of copper, lead, and zinc and is seeking $125,000 in penalties. There has been no production at the Fiero Plant since August 1988. The Corporation believes that the very low concentrations of metals found in the stormwater during the specified time period occurred as a result of acid rain dissolving metal from the gutters and roof. General Motors is contesting the allegations and has requested a hearing.
                                         * *

    On March 26, 1993, the Region V office of the EPA issued a Civil Administration Complaint against the Corporation alleging that 65 petroleum and hazardous substance underground storage tanks (USTs) which it has operated at its Technical Center in Warren, Michigan have been in violation of certain of the EPA UST regulations. The EPA has proposed a civil penalty of $267,447. Based upon its current evaluation of this matter, General Motors believes that the operations cited by the EPA's complaint have been and remain in substantial compliance with applicable UST regulations.

                                         * *

    In March 1993, the Michigan Department of National Resources (MDNR) notified the Corporation's Powertrain Division (PD) that MDNR was making a referral to the Michigan Attorney General for resolution of allegations by MDNR that a PD facility in Saginaw, Michigan had failed to conduct a timely environmental investigation to MDNR's satisfaction of a landfill and certain other areas at the facility's property, and that PD's on-site water recycling basins were improperly discharging contaminants to the groundwater and the Saginaw River.
                                         * *
Other Matters

    U.S. Government contracts held by the Corporation and its subsidiaries are subject to termination by the U.S. Government either for its convenience or for default by the contractor. The costs recovered for terminations for convenience do not always fully reimburse the contractor, and the profit or fee received by the contractor may be lower than that which it had expected for the portion of the contract performed. In cases of termination for default, normal contract remedies generally apply. In addition, the U.S. Government has broad discretion to suspend or debar a contractor from engaging in new government business, including discretion as to the period of suspension and activities affected. A contractor may be debarred based on a conviction or civil judgment involving certain offenses, including fraud in connection with obtaining or performing a public contract, or subcontract thereunder, and may be suspended if indicted for such an offense or if there is other adequate evidence that such an offense has been committed. Like other government contractors, GM and its subsidiaries are subject to civil audits and criminal investigations relating to their contracting activity.

                                         * *

    Hughes is cooperating with Federal authorities conducting a grand jury investigation in Boston, Massachusetts relating to the circumstances behind the delivery and the quality of certain components of two missile guidance systems. Hughes has been advised that it is a target of the investigation. Hughes has conducted its own review of the matter.

                                         * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    In September 1973, Hughes filed suit against the U.S. Government in the U.S. Court of Claims seeking reasonable and entire compensation for the unauthorized manufacture or use by the United States of the invention claimed in a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. In late 1983, the United States Court of Appeals for the Federal Circuit (the U.S. Court with appellate jurisdiction for patent cases) ruled that the Williams Patent was valid and that the Government had infringed that patent. The compensation which Hughes is entitled to recover as a result of the Government's infringement is now being determined by the U.S. Court of Claims, as well as whether additional U.S. Government satellites also infringe.

    The trial concluded in December 1988. Subsequently, both Hughes and the Government sought and obtained discovery and additional court hearings on various issues. At the latest hearing, which concluded January 24, 1991, Hughes introduced evidence that additional satellites should be added to the royalty base. Hughes contends that its recovery should be calculated in accordance with either of two methods for computing delay compensation and introduced evidence to support an award of approximately $4.8 billion or $1.5 billion depending upon the methods used. The Government sought to demonstrate to the Court that any damages awarded to Hughes in this case should not exceed $20-30 million. Based upon the advice of counsel, Hughes believes that its recovery will be substantially in excess of that amount; however, Hughes is not able to predict what the ultimate recovery will actually be. In August 1993, the Court determined that approximately $4 billion in satellite purchases infringed the patent. The Court must still determine an appropriate royalty rate and "delay compensation" to apply for the infringing sales. The Court has indicated that a decision on these remaining issues may be expected sometime in 1994. It is anticipated that thereafter the Government will endeavor to exhaust all possible appeal rights while Hughes will resist such efforts and seek to recover the judgment as promptly as possible. It is not possible to reasonably estimate when the decision will actually be rendered or the duration of the Government's appeal efforts.

                                         * *

    On January 9, 1992, Electronic Data Systems Corporation, a wholly owned subsidiary of General Motors Corporation, filed a lawsuit against Computer Associates International, Inc. ("Computer Associates"), in the United States District Court for the Northern District of Texas, alleging principally breach of contract, breach of the duty of good faith and fair dealing, misuse of copyright, fraud, interference with business relations, and violations of anti-trust laws. EDS is requesting unspecified damages and injunctive relief. On January 29, 1992, Computer Associates filed its answer, denying the claims of EDS and seeking dismissal of certain claims. On that date, Computer
Associates filed counterclaims alleging principally breach of contract, breach of the duty of good faith and fair dealing, copyright infringement, fraud, interference with business relations, and misappropriation of trade secrets. Under various counts, Computer Associates is asserting separate compensatory damage claims which individually range from $100 million to $1.3 billion, and separate exemplary damage claims which individually range from $200 million to $1.3 billion and injunctive relief. In addition, on January 29, 1992, Computer Associates filed a separate lawsuit against General Motors in New
York Supreme Court, Nassau County, alleging breach of contract and breach of the duty of good faith and fair dealing based on essentially the same factual allegations, and claiming damages of not less than $250 million on each of the two counts. EDS believes the amount of damages asserted in the claims against General Motors are duplicative of and included within Computer Associates' counterclaim against EDS. On May 6, 1992, the court granted General Motors

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


motion to dismiss the action on procedural grounds. On October 9, 1992, Computer Associates, and two of its wholly owned subsidiaries, On-Line Software International, Inc. and Pansophic Systems, Inc., filed a lawsuit against General Motors and EDS in New York Supreme Court, Suffolk County, seeking a declaratory judgment as to their ongoing rights and obligations with respect to General Motors and EDS under two computer software licensing agreements. On January 29, 1993, Computer Associates filed a stipulation discontinuing the suit against General Motors. In the continuing suit against EDS, the action was removed to the Federal Court for the Eastern District of New York where it was dismissed.

    Management of EDS believes that EDS has strong and meritorious defenses to the claims asserted by Computer Associates. EDS intends to vigorously defend against such claims and EDS intends to press for the relief sought in the claims asserted by EDS against Computer Associates.

                                         * *

   On August 21, 1992, EDS filed a breach of contract suit against the State of Florida (the "State") in the Circuit Court of the Second Judicial Circuit in Leon County, Florida, seeking recovery under various counts of more than $46 million in payment for unpaid computer equipment and information technology services. The suit arises out of a 1989 contract entered into between EDS and the Department of Health and Rehabilitative Services ("DHRS") of the State of Florida under which EDS had agreed to provide an information management system to the DHRS that would integrate its offices and computer programs statewide. EDS completed the system and turned it over to the Department in May 1992. On September 21, 1993, the State filed an Answer and Counterclaims, alleging principally breach of contract and breach of warranty. Under various counts, the State is requesting approximately $90 million in damages and approximately $140 million in indemnification for potential liability of the State to the Federal government. On October 13, 1993, the Court granted EDS summary judgment on one of the computer equipment counts, awarding EDS $17.5 million. However, on December 10, 1993, the Florida First District Court of Appeals reversed that award and dismissed EDS' action and the State's counterclaims on the grounds that EDS should have pursued remedies under the dispute resolution clause in its contract with the State. EDS has filed its claims with the DHRS contracting officer.

   EDS management believes that it has strong and meritorious defenses to any counterclaims which the State may have and intends to defend itself vigorously while continuing to pursue recovery against the State under the claims which it has filed.
                                         * *

    On August 7, 1992, Jerome Lemelson filed a patent infringement suit in the U.S. District Court, District of Nevada, against General Motors Corporation, Ford Motor Company (Ford) and Chrysler Corporation (Chrysler). The patents in suit are alleged by Lemelson to cover bar coding techniques employed by the respective defendants. In response, each of the defendants has denied infringement, and General Motors and Chrysler have counterclaimed to have these Lemelson patents held invalid (Ford is seeking to have such patents declared invalid in a separate action). On August 31, 1992, GM filed suit against Lemelson in the same court seeking a judgment that selected Lemelson patents alleged by him to cover certain machine vision applications are invalid and not infringed by General Motors. In response, on September 30, 1992, Lemelson filed a counterclaim charging GM with infringement of not only the patents sued on by GM, but also other Lemelson patents alleged by him to cover further machine vision applications, certain semi-conductor devices, and the use of lasers in manufacturing. General Motors has denied infringement of these additional Lemelson patents and has counterclaimed to have such patents declared invalid. In each of the above-described lawsuits, Lemelson is

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

seeking an injunction and an unspecified amount of damages. Based upon representations by Lemelson's counsel, the aggregate damages sought by Lemelson may be material to GM. In the opinion of its counsel, GM's position is meritorious in each of these litigations. GM has entered into a "standstill" agreement with Lemelson pursuant to which dismissal without prejudice of the Lemelson action against GM is now pending before the court. Upon resolution of the Lemelson litigation against Ford and Chrysler, Lemelson may reinstitute his suit against General Motors in a separate action. If either Ford or Chrysler ultimately settle, the standstill agreement provides that GM may settle with Lemelson on a proportionate basis.

                                         * *

    Several actions seeking compensatory and punitive damages in unspecified amounts have been filed against Hughes Aircraft Company (Hughes) by plaintiffs alleging that they suffered injuries as a result of the migration into the Tucson, Arizona water supply of toxic substances that were disposed of at a facility owned by the United States Government which Hughes operates under a contract with the U.S. Air Force. These actions include a class action filed in Arizona State Court, BAHRS, ET AL. V. HUGHES AIRCRAFT COMPANY, ET AL. (Super. Ct. Pima County), an individual action filed on behalf of approximately 500 plaintiffs in Federal District Court in ARIZONA, ACEVEDO, ET AL. V. HUGHES AIRCRAFT COMPANY, and a class action filed in Federal District Court in Arizona, LANIER V. HUGHES AIRCRAFT COMPANY. Other governmental and private entities are known to have also been the source of toxic substances which may have migrated into the Tucson water supply. Hughes believes that it has strong defenses to the claims asserted against it and that it may have claims for contribution against the other entities.

    The facts alleged in these cases are similar to the facts alleged in the previously reported action entitled VALENZUELA V. HUGHES AIRCRAFT COMPANY. As previously reported, the VALENZUELA action was settled pursuant to an agreement under which Hughes' principal insurers provided $70.7 million and Hughes provided $13.8 million. At the time of such settlement, Hughes and its insurers were litigating in the United States District Court in Arizona their respective ultimate liability to one another for the amounts paid in the VALENZUELA settlement. This litigation, entitled SMITH, ET AL. V. HUGHES AIRCRAFT COMPANY, was commenced in 1988 by various insurers seeking a declaratory judgment that the VALENZUELA claims are not covered under the terms of the insurance policies issued to Hughes. These insurers have taken a similar position with respect to the more recently filed actions. In
September 1991, the SMITH court entered summary judgment in favor of Hughes' insurers who issued policies from 1971 to 1985, based upon "pollution exclusions" contained in those policies. In September 1992, the SMITH court entered summary judgment in favor of Hughes' pre-1971 insurers based upon findings and conclusions that could have been adverse to Hughes with respect to other claims and proceedings. Hughes appealed these rulings to the Ninth Circuit Court of Appeals. In November 1993, the Ninth Circuit affirmed in substantial part the District Court's summary judgment on the "pollution exclusion" policies, but reversed the District Court's summary judgment on pre-1971 policies. The Ninth Circuit remanded the case for further proceedings in the District Court. On January 10, 1994, Hughes and the carriers each filed petitions for rehearing with the Ninth Circuit.

    Contracts under which Hughes has operated the Air Force facility contain provisions under which indemnification from the Air Force may be provided for certain liabilities which Hughes may incur in connection with its operation of the facility to the extent such liabilities are not covered by insurance. Hughes intends to prosecute all appropriate claims it may have for insurance coverage and, if necessary, to pursue all appropriate claims for indemnif-ication or contribution relating to the actions described above.

                                         * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    In December 1992, the National Highway Traffic Safety Administration (NHTSA), granting a petition previously filed by the Center for Auto Safety and Public Citizen, opened an investigation to determine whether 1973-1987 model Chevrolet and GMC full-size pickup trucks contain a safety defect resulting in an unreasonably high incidence of fuel-fed fires in side impact collisions. NHTSA emphasized then and has repeated that granting the petition does not indicate that the agency has determined that a safety-related defect exists in these vehicles.

    On April 9, 1993, NHTSA made an informal request of GM that it voluntarily conduct a safety-related recall campaign on the vehicles. Although in its April 9, 1993 letter, NHTSA stated that its Office of Defects Investigation "believes that GM's fuel tank system in the subject vehicles contains a defect that relates to motor vehicle safety, " it nevertheless stated that "this recommendation to conduct a safety recall does not reflect a formal conclusion by the agency, ... should not be confused with an Initial or Final Determination of a safety defect pursuant to ... the National Traffic and Motor Vehicle Safety Act, ... (and) should (not) be confused with a recall order ..." A recall order can only be issued by the agency if it makes a Final Determination (which it has not done in this case) that a defect exists which presents an unreasonable risk to motor vehicle safety.

    On April 30, 1993, in a written response to NHTSA's letter of April 9, 1993, General Motors stated that based upon its evaluation of the data which NHTSA had then made available to GM as having been the basis for requesting the voluntary recall in its letter, General Motors continued to believe that its 1973-1987 pickup trucks are neither defective nor present an unreasonable risk, and that consequently no safety recall of such trucks is warranted. General Motors remains strongly of this view, and intends to press its position vigorously while continuing to cooperate with NHTSA's investigative efforts.

    There are also pending individual product liability claims and lawsuits involving allegations of defects in the design of such vehicles resulting in fuel-fed fires following side impact collisions. GM intends to defend these cases vigorously.

    In addition to the NHTSA investigation and the product liability cases, 38 class actions were filed in state and Federal courts against the Corporation, claiming that 1973-1987 model Chevrolet and GMC full-size pickup trucks are defective because their fuel tanks are mounted below the cab and outside the frame rails. 24 Federal court class actions were transferred to the Federal court in Philadelphia, Pennsylvania by the Judicial Panel on Multidistrict Litigation. In these actions, plaintiffs claimed that the fuel tank locations make the vehicles unreasonably susceptible to fuel-fed fires following side impact collisions. Plaintiffs alleged breach of contract and warranty, negligence, fraud, and negligent misrepresentation, as well as violation of various state consumer protection laws. The lawsuits seek compensatory and punitive damages and injunctions requiring notice to owners, repairs, retrofitting, and "disgorgement" of revenues.

    In July 1993, a nationwide class action settlement of the C/K pickup truck class actions was submitted to the Pennsylvania Federal court and a state court in Texas. After notice of the proposed settlement was sent to 6.3 million registered owners, the Pennsylvania and Texas courts held hearings to determine if the settlement was fair, reasonable and adequate. Both courts subsequently entered orders giving final approval of the settlement. Certain objectors have filed appeals of those approvals in the U.S. Third Circuit Court of Appeals and a Texas state Court of Appeals. Those appeals are pending.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    Additionally, on October 14, 1993, CROWDER, ET AL V. GENERAL MOTORS CORPORATION was filed as a purported class action in the Federal court in Dallas, Texas on behalf of owners of full-size pickup trucks and chassis cabs covered by the class action settlements who elected to be excluded from the settlements or purchased their trucks used after July 19, 1993. The allegations are essentially the same as those made in the other class actions. No determination has been made that the case may proceed as a class action.
GM intends to vigorously defend the case and oppose certification of a class.

    The settlement provides for owners of 1973-1986 model C/K and 1987-1991 R/V pickup trucks and chassis cabs as of July 19, 1993, the date the settlement was announced, to receive $1,000 Certificates from General Motors which may be used in connection with the purchase of any new GMC Truck or Chevrolet light-duty truck. The Certificates can be used in combination with other GM and GMAC incentive programs during the 15-month period after eligible owners are notified of the procedures for obtaining their Certificates. The Certificates are redeemable by the eligible owner or immediate family members residing at the same address. Within the original redemption period, Certificates also can be transferred at face value with the truck. Original Certificate holders also can elect to exchange the $1,000 Certificate for a non-transferable $500 Certificate issuable in the name of another person, such certificate being redeemable only toward the purchase of a new C/K pickup truck, and not being usable in combination with other incentives offered by GM or GMAC. Both the $1,000 and $500 Certificates can only be used at authorized Chevrolet and GMC Truck dealers and cannot be redeemed for cash or any other consideration. The Corporation believes that the settlement will not have a material adverse impact on its operations or financial condition.

                                         * *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable (N/A).
                                  *      *       *

GENERAL MOTORS CORPORATION                                             PART II
AND SUBSIDIARIES

CROSS REFERENCE SHEET


                 10-K Item                    Page (and caption) in Part II
    --------------------------------------  ----------------------------------

5.  Market for Registrant's Common
      Equity and Related Stockholder
      Matters
      (a) Market information..............  II-46 - Selected Quarterly Data
      (b) Approximate number of holders
          of common stocks................  II-48 - Selected Quarterly Data
      (c) Dividends
            (1) History...................  II-46 - Selected Quarterly Data
            (2) Policy....................  II-23 - Dividends on Common Stocks

6.  Selected Financial Data...............  II-49 - Selected Financial Data

7.  Management's Discussion and Analysis
      of Financial Condition and Results
      of Operations.......................  II-52 - Management's Discussion
                                                      and Analysis

8.  Financial Statements and Supplementary
      Data................................  II-2  - Responsibilities for
                                                      Consolidated Financial
                                                      Statements
                                            II-3  - Independent Auditors'
                                                      Report
                                            II-4  - Statement of Consolidated
                                                      Operations for the Years
                                                      Ended December 31,
                                                      1993, l992, and l991
                                            II-6  - Consolidated Balance
                                                      Sheet, December 31, 1993
                                                      and 1992
                                            II-8  - Statement of Consolidated
                                                      Cash Flows for the Years
                                                      Ended December 3l, 1993,
                                                      1992, and 1991
                                            II-10 - Notes to Financial
                                                      Statements
                                            II-44 - Selected Quarterly Data

9.  Changes in and Disagreements with
      Accountants on Accounting and
      Financial Disclosure................  None

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of General Motors Corporation and subsidiaries were prepared by management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in Part II is consistent with that in the consolidated financial statements.

     Management is further responsible for maintaining a system of internal accounting controls, designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in the system of control is that it is continually reviewed for its effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

     Deloitte & Touche, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Corporation and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which comprehend a review of internal accounting controls and a test of transactions. The Independent Auditors' Report appears on the next page.

     The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1993 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.


s/John F. Smith, Jr.                                s/G. Richard Wagoner, Jr.
John F. Smith, Jr.                                  G. Richard Wagoner, Jr.
Chief Executive Officer                             Chief Financial Officer
and President

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

General Motors Corporation, its Directors, and Stockholders:

We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1993 and 1992 and the related Statements of Consolidated Operations and Consolidated Cash Flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed at Item 14. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 1 and 5 to the financial statements, effective January 1, 1992 the Corporation changed its method of accounting for postretirement benefits other than pensions and its revenue recognition policy for a subsidiary. Also, as discussed in Note 1, effective January 1, 1991 the Corporation changed its methods of accounting for general purpose spare parts and income taxes.




s/DELOITTE & TOUCHE
DELOITTE & TOUCHE

Detroit, Michigan
February 9, l994

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                          STATEMENT OF CONSOLIDATED OPERATIONS

                                                Years Ended December 31,
                                         -------------------------------------
                                               1993         1992         1991
- ------------------------------------------------------------------------------
                                                  (Dollars in Millions)
Net Sales and Revenues (Note 1)
Manufactured products                    $119,686.3   $113,323.9   $105,025.9
Financial services                          8,752.0     10,402.1     11,153.5
Computer systems services                   5,183.6      4,806.7      3,666.3
Other income (Note 2)                       4,597.6      3,709.5      3,263.1
- ------------------------------------------------------------------------------
Total Net Sales and Revenues              138,219.5    132,242.2    123,108.8
- ------------------------------------------------------------------------------
Costs and Expenses
Cost of sales and other operating charges,
  exclusive of items listed below         106,421.9    105,248.4     97,550.7
Selling, general, and administrative
  expenses                                 11,531.9     11,232.2     10,769.4
Interest expense (Note 14)                  5,673.7      7,096.8      8,296.6
Depreciation of real estate, plants, and
  equipment (Note 1)                        6,576.3      6,144.8      5,684.9
Amortization of special tools (Note 1)      2,535.3      2,504.0      1,819.5
Amortization of intangible assets (Note 1)    330.4        310.2        411.4
Other deductions (Note 2)                   1,624.7      1,801.9      1,647.8
Special provision for scheduled plant
  closings and other restructurings
  (Note 6)                                    950.0      1,237.0      2,820.8
- ------------------------------------------------------------------------------
Total Costs and Expenses                  135,644.2    135,575.3    129,001.1
- ------------------------------------------------------------------------------
Income (Loss) before Income Taxes           2,575.3     (3,333.1)    (5,892.3)
United States, foreign, and other income
  taxes (credit) (Note 8)                     109.5       (712.5)      (900.3)
- ------------------------------------------------------------------------------
Income (Loss) before cumulative effect of
  accounting changes                        2,465.8     (2,620.6)    (4,992.0)
Cumulative effect of accounting
  changes (Notes 1 and 5)                         -    (20,877.7)       539.2
- ------------------------------------------------------------------------------
Net Income (Loss)                           2,465.8    (23,498.3)    (4,452.8)
Dividends and accumulation of redemption
  value on preferred and preference stocks
  (Note 16)                                   356.8        306.3         70.4
- ------------------------------------------------------------------------------
Income (Loss) on Common Stocks             $2,109.0   ($23,804.6)   ($4,523.2)
==============================================================================
Earnings (Loss) Attributable to Common Stocks
  $1-2/3 par value before cumulative
    effect of accounting changes           $1,537.3    ($3,220.6)   ($5,384.6)
  Cumulative effect of accounting
    changes                                       -    (20,720.1)       533.2
- ------------------------------------------------------------------------------
  Net earnings (loss) attributable
    to $1-2/3 par value                    $1,537.3   ($23,940.7)   ($4,851.4)
- ------------------------------------------------------------------------------
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                  Years Ended December 31,
                                              --------------------------------
                                                1993         1992        1991
- ------------------------------------------------------------------------------
                                                   (Dollars in Millions
                                                  Except Per Share Amounts)

Earnings (Loss) Attributable to Common Stocks (concluded)
  Class E before cumulative effect of
    accounting change                         $367.2       $278.4      $229.7
  Cumulative effect of accounting change           -            -        (6.1)
  ----------------------------------------------------------------------------
  Net earnings attributable to
    Class E                                   $367.2       $278.4      $223.6
  ----------------------------------------------------------------------------
  Class H before cumulative effect of
    accounting changes                        $204.5       $ 15.3      $ 92.5
  Cumulative effect of accounting changes         -        (157.6)       12.1
  ----------------------------------------------------------------------------
  Net earnings (loss) attributable to
    Class H                                   $204.5      ($142.3)     $104.6
  ----------------------------------------------------------------------------
Average number of shares of common
  stocks outstanding (in millions)
    $1-2/3 par value                           710.2        670.5       614.6
    Class E                                    243.0        209.1       195.3
    Class H                                     88.6         75.3        73.7
Earnings (Loss) Per Share Attributable
  to Common Stocks (Note 9)
    $1-2/3 par value before cumulative
      effect of accounting changes             $2.13       ($4.85)     ($8.85)
    Cumulative effect of accounting changes       -        (33.43)       0.88
  ----------------------------------------------------------------------------
    Net earnings (loss) attributable to
      $1-2/3 par value                         $2.13      ($38.28)     ($7.97)
  ----------------------------------------------------------------------------
    Class E before cumulative effect
      of accounting change                     $1.51        $1.33       $1.17
    Cumulative effect of accounting change        -             -       (0.03)
  ----------------------------------------------------------------------------
    Net earnings attributable to
      Class E                                  $1.51        $1.33       $1.14
  ----------------------------------------------------------------------------
    Class H before cumulative effect
      of accounting changes                    $2.30       ($0.11)      $1.26
    Cumulative effect of accounting changes       -         (2.18)       0.13
  ----------------------------------------------------------------------------
    Net earnings (loss) attributable to
      Class H                                  $2.30       ($2.29)      $1.39
- ------------------------------------------------------------------------------
Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                    CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                       -----------------------
                                  ASSETS                     1993        1992
- ------------------------------------------------------------------------------
                                                         (Dollars in Millions)

Cash and cash equivalents                               $13,790.5   $11,078.6
Other marketable securities                               4,172.2     4,029.1
- ------------------------------------------------------------------------------
  Total cash and marketable securities (Note 10)         17,962.7    15,107.7
- ------------------------------------------------------------------------------
Finance receivables - net (Note 11)                      53,874.7    66,314.1
- ------------------------------------------------------------------------------
Accounts and notes receivable (less allowances)           6,389.2     6,476.7
- ------------------------------------------------------------------------------
Inventories (less allowances) (Note 1)                    8,615.1     9,343.6
- ------------------------------------------------------------------------------
Contracts in process (less advances and progress
  payments of $2,739.2 and $4,026.4) (Note 1)             2,376.8     2,456.4
- ------------------------------------------------------------------------------
Net equipment on operating leases (less accumulated
  depreciation of $4,579.6 and $3,987.6)                 13,095.3    11,286.9
- ------------------------------------------------------------------------------
Deferred income taxes (Note 8)                           20,798.1    18,583.3
- ------------------------------------------------------------------------------
Other assets (less allowances)                           17,757.3    15,762.1
- ------------------------------------------------------------------------------
Property (Note 1)
  Real estate, plants, and equipment -
    at cost (Note 13)                                    67,966.4    68,833.6
  Less accumulated depreciation (Note 13)                41,725.5    41,462.5
- ------------------------------------------------------------------------------
      Net real estate, plants, and equipment             26,240.9    27,371.1
  Special tools - at cost (less amortization)             7,983.9     7,979.1
- ------------------------------------------------------------------------------
        Total property                                   34,224.8    35,350.2
- ------------------------------------------------------------------------------
Intangible assets - at cost (less
  amortization) (Notes 1 and 4)                          13,106.9     9,515.0
- ------------------------------------------------------------------------------
Total Assets                                           $188,200.9  $190,196.0
==============================================================================
Certain amounts for 1992 have been reclassified to conform with 1993 classifications.
Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                             December 31,
                                                      ------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY          1993         1992
- ------------------------------------------------------------------------------
                                                       (Dollars in Millions
                                                     Except Per Share Amounts)

Liabilities
Accounts payable (principally trade)                   $10,276.5     $9,678.4
Notes and loans payable (Note 14)                       70,441.2     82,592.3
United States, foreign, and other income taxes -
  deferred and payable (Note 8)                          2,409.3      3,140.1
Postretirement benefits other than pensions (Note 5)    37,920.0     35,550.7
Pensions (Note 4)                                       22,631.6     13,756.2
Other liabilities and deferred credits (Note 15)        38,474.8     38,487.7
- ------------------------------------------------------------------------------
Total Liabilities                                      182,153.4    183,205.4
- ------------------------------------------------------------------------------
Stocks Subject to Repurchase (Note 16)                     450.0        765.0
- ------------------------------------------------------------------------------
Stockholders' Equity (Notes 3 and 16)
Preferred stocks                                              -         234.4
Preference stocks                                            4.2          4.5
Common stocks
  $1-2/3 par value (issued, 720,105,471
    and 706,831,567 shares)                              1,200.2      1,178.1
  Class E (issued, 263,089,320 and
    242,168,653 shares)                                     26.3         24.2
  Class H (issued, 75,705,433 and
    70,240,927 shares)                                       7.6          7.0
Capital surplus (principally additional
  paid-in capital)                                      12,003.4     10,971.2
Accumulated deficit                                     (2,002.9)    (3,354.2)
- ------------------------------------------------------------------------------
      Subtotal                                          11,238.8      9,065.2
Minimum pension liability adjustment (Note 4)           (5,311.2)    (2,925.3)
Accumulated foreign currency translation
  adjustments and net unrealized gains
  (losses) on marketable equity securities                (330.1)        85.7
- ------------------------------------------------------------------------------
Total Stockholders' Equity                               5,597.5      6,225.6
- ------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $188,200.9   $190,196.0
==============================================================================
Certain amounts for 1992 have been reclassified to conform with 1993 classi fications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                          STATEMENT OF CONSOLIDATED CASH FLOWS

                                                 Years Ended December 31,
                                            ----------------------------------
                                                 1993        1992        1991
- ------------------------------------------------------------------------------
                                                     (Dollars in Millions)

Cash Flows from Operating Activities
  Income (Loss) before cumulative effect
    of accounting changes                    $2,465.8   ($2,620.6)  ($4,992.0)
  Adjustments to reconcile income (loss)
    before cumulative effect of accounting
    changes to net cash provided by
    operating activities
      Depreciation of real estate, plants,
        and equipment                         3,682.7     3,646.3     3,719.8
      Depreciation of equipment on
        operating leases                      2,893.6     2,498.5     1,965.1
      Amortization of special tools           2,535.3     2,504.0     1,819.5
      Amortization of intangible assets         330.4       310.2       411.4
      Amortization of discount and issuance
        costs on debt issues                     90.5       118.1       194.4
      Provision for financing losses            300.8       371.0     1,047.9
      Special provision for scheduled plant
        closings and other restructurings       950.0     1,237.0     2,820.8
      Provision for inventory allowances         44.1        28.5        40.1
      Pension expense, net of cash
        contributions                        (1,548.2)      273.4     1,167.7
      Pre-tax (gain) loss on sales of
        various assets                          305.6      (162.8)     (610.3)
      Write-down of investment in National
        Car Rental System Inc.                      -       813.2           -
      Provision for ongoing postretirement
        benefits other than pensions,
        net of cash payments                  2,396.7     2,198.8           -
      Origination/purchase of mortgage loans(21,583.7)  (17,232.9)  (10,311.9)
      Proceeds on sale of mortgage loans     22,309.5    16,859.0    10,486.9
      Change in other investments,
        miscellaneous assets, deferred
        credits, etc.                           249.6      (298.7)   (1,034.8)
      Proceeds from sale of trade
        receivables                                 -           -       349.3
      Change in other operating assets and
        liabilities
          Accounts receivable                  (480.9)       34.7    (1,067.6)
          Inventories*                          240.3       886.4      (310.4)
          Prepaid expense and other
            deferred charges                     60.2      (399.3)      129.0
          Deferred taxes and income
            taxes payable*                   (1,512.8)   (2,131.8)   (4,082.6)
          Other liabilities*                   (189.3)    1,181.3     3,736.5
          Other*                              1,115.6      (123.4)    1,019.7
- ------------------------------------------------------------------------------
Net Cash Provided by Operating Activities   $14,655.8    $9,990.9    $6,498.5
- ------------------------------------------------------------------------------
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.
*Excluding effect of accounting changes.
Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                Years Ended December 31,
                                          ------------------------------------
                                               1993         1992         1991
- ------------------------------------------------------------------------------
                                                   (Dollars in Millions)
Cash Flows from Investing Activities
  Investment in companies, net of
    cash acquired                           ($232.4)     ($134.7)     ($779.1)
  Expenditures for real estate, plants,
    and equipment                          (3,822.1)    (4,336.7)    (4,255.1)
  Expenditures for special tools           (2,648.6)    (2,252.9)    (2,956.8)
  Proceeds from disposals of real estate,
    plants, and equipment                     534.9        229.0        772.8
  Proceeds from sale and leaseback of
    capital assets                                -        654.9        954.1
  Proceeds from the sale of various assets    231.5        162.8            -
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions           (13,545.4)   (14,408.8)   (13,377.9)
    Investments in other marketable
      securities - liquidations            13,377.0     14,129.3     13,725.0
    Finance receivables - acquisitions   (103,396.3)  (120,829.8)  (108,268.4)
    Finance receivables -
      liquidations                         92,808.6    119,453.1    112,682.4
    Finance receivables - other             9,068.0      1,895.5        120.9
    Proceeds from sales of finance
      receivables                          13,072.2     11,201.8      2,926.9
    Notes receivable                         (102.3)         2.0        (48.8)
    Operating leases - net                 (4,887.7)    (4,222.7)    (4,294.9)
- ------------------------------------------------------------------------------
Net Cash Provided by (Used in)
  Investing Activities                        457.4      1,542.8     (2,798.9)
- ------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net decrease in short-term
    loans payable                          (4,278.3)   (11,512.1)    (4,640.2)
  Increase in long-term debt                9,634.7     18,886.4     15,826.0
  Decrease in long-term debt              (17,029.6)   (17,907.0)   (12,642.4)
  Redemption of Series H
    preference stocks                             -       (243.9)      (225.1)
  Redemption of Howard Hughes Medical
    Institute put options                    (315.0)      (300.0)      (600.0)
  Repurchases of common and preferred stocks (265.6)        (7.2)       (10.4)
  Proceeds from issuing common and
    preference stocks                         860.2      5,555.7      2,506.6
  Cash dividends paid to stockholders      (1,083.9)    (1,376.8)    (1,162.3)
- ------------------------------------------------------------------------------
Net Cash Used in Financing Activities     (12,477.5)    (6,904.9)      (947.8)
- ------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                         76.2         58.1        (56.4)
- ------------------------------------------------------------------------------
Net increase in cash and
  cash equivalents                          2,711.9      4,686.9      2,695.4
Cash and cash equivalents
  at beginning of the year                 11,078.6      6,391.7      3,696.3
- ------------------------------------------------------------------------------
Cash and cash equivalents
  at end of the year                      $13,790.5    $11,078.6     $6,391.7
==============================================================================
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.
Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                 NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------
NOTE 1.  Significant Accounting Policies
- ------------------------------------------------------------------------------
Principles of Consolidation
The consolidated financial statements include the accounts of General Motors Corporation (General Motors, GM, or the Corporation) and domestic and foreign subsidiaries which are more than 50% owned. General Motors' share of earnings or losses of associates in which at least 20% of the voting securities is owned is included in consolidated operating results under the equity method of accounting (see Note 2).

Revenue Recognition
Sales are generally recorded by the Corporation when products are shipped to independent dealers. Provisions for normal dealer sales incentives, returns and allowances, and GM Card rebates are made at the time of vehicle sale. Costs related to special sales incentive programs are recognized as reductions to sales when determinable.
    Certain sales under long-term contracts, primarily in the defense business, are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized on the contract, determined based on the ratio of costs incurred to estimated total costs at completion.
    Effective January 1, 1992, Hughes Aircraft Company (Hughes) changed its revenue recognition policy for certain commercial businesses from the percentage-of-completion (cost-to-cost) method commonly followed by defense contractors to the units-of-delivery method which is more appropriate for a commercial business. The unfavorable cumulative effect of this change was $40.0 million, or $0.05 per share of $1-2/3 par value and $0.10 per share of Class H common stock.
    Profits expected to be realized on contracts are based on the Corporation's estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.
    In the case of finance receivables in which the face amount includes the finance charge (principally retail financing), earnings are recorded in income over the terms of the receivables using the interest method. On finance receivables in which the face amount represents the principal (principally wholesale, interest-bearing financing, and fleet leasing), the interest is taken into income as earned. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method.
    Insurance premiums are earned on a basis related to coverage provided over the terms of the policies (principally based on anticipated loss experience). Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. Acquisition costs associated with direct mail programs are amortized over a three year period. The liability for losses and claims includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

Provision for Financing Losses
An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding.
    Losses arising from repossession of the collateral supporting doubtful accounts are recognized upon repossession of the collateral. Repossessed collateral is recorded at estimated realizable value in other assets and adjustments to the related valuation allowance are included in operating expense. Where repossession has not been effected, losses are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Inventories
Effective January 1, 1991, accounting procedures were changed to include in inventory general purpose spare parts previously charged directly to expense. The effect of this change on 1991 earnings was a favorable adjustment of $306.5 million, or $0.50 per share of $1-2/3 par value and $0.04 per share of Class H common stock.
    Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn) and GM Hughes Electronics Corporation (GMHE) is determined by the last-in, first-out (LIFO) method. If the first-in, first-out (FIFO) method of inventory valuation had been used for inventories valued at LIFO cost, such inventories would have been $2,519.0 million higher at December 31, 1993 and $2,668.1 million higher at December 31, 1992. As a result of decreases in U.S. inventories, certain inventory quantities carried at lower LIFO costs prevailing in prior years, as compared with the costs of current purchases, were liquidated in 1993 and 1992. These inventory adjustments improved pre-tax operating results by approximately $134.4 million in 1993, primarily from the sale of the Allison Gas Turbine Division (AGT), and $294.7 million in 1992. The cost of inventories outside the U.S. and of Saturn and GMHE is determined generally by FIFO or average cost methods.

Major Classes of Inventories
(Dollars in Millions)                                      1993         1992
- ------------------------------------------------------------------------------
Productive material, work in process, and supplies     $4,671.9     $5,124.7
Finished product, service parts, etc.                   3,943.2      4,218.9
- ------------------------------------------------------------------------------
  Total                                                $8,615.1     $9,343.6
- ------------------------------------------------------------------------------

Contracts in Process
Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments received. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development, and selling expenses, are charged to costs and expenses when they are incurred. Under certain contracts with the United States Government, progress payments are received based on costs incurred on the respective contracts. Title to the inventories relating to such contracts (included in contracts in process) vests with the United States Government.

Depreciation and Amortization
Depreciation is provided based on estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.
    Expenditures for special tools are amortized over their estimated useful lives. Amortization is applied directly to the asset account. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.
    General Motors Acceptance Corporation (GMAC) provides for depreciation of vehicles and other equipment on operating leases or in company use generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is included in income as a charge against or credit to the provision for depreciation.

Income Taxes
    Effective January 1, 1991, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The favorable (unfavorable) cumulative effect at January 1, 1991 was $232.7 million, or $0.38 per share of $1-2/3 par value, ($0.03) per share of Class E, and $0.09 per share of Class H common stock.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    Provisions are made for estimated United States and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be indefinitely invested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed indefinitely reinvested of approximately $5.2 billion and $6.5 billion at December 31, 1993 and 1992, respectively. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

Product-Related Expenses
Expenditures for advertising and sales promotion and for other product-related expenses are charged to costs and expenses as incurred; provisions for estimated costs related to product warranty are made at the time the products are sold. Expenditures for research and development are charged to expenses as incurred and amounted to $6,029.9 million in 1993, $5,916.9 million in 1992, and $5,887.4 million in 1991.

Foreign Currency Translation
Exchange and translation gains (losses) included in consolidated operating results in 1993, 1992, and 1991 amounted to $189.0 million, ($169.0) million, and ($154.7) million, respectively.

Acquisitions and Intangible Assets
During 1992, the Corporation obtained a majority interest in National Car Rental System Inc. (NCRS). The accounts of NCRS were consolidated effective December 31, 1992.
    Also in 1992, GMHE acquired the missile business of General Dynamics Corporation (GD) in exchange for 21.5 million shares of Class H common stock and cash of $62.8 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of such operations have been consolidated since the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, and the pro forma effect on 1992 operating results, were not material.
    Intangible assets arising from the acquisition of Hughes relate to patents and related technology and other intangible assets and totaled $3,129.1 million and $3,252.9 million (net of accumulated amortization) at December 31, 1993 and 1992, respectively. The principal portion of such assets, which were originally recorded in 1985, is being amortized over 40 years.
    Intangible assets arising from the acquisition of Electronic Data Systems Corporation (EDS) relate to goodwill and totaled approximately $29.8 million and $65.5 million (net of accumulated amortization) at December 31, 1993 and 1992, respectively. Such assets, which were originally recorded in 1984, are being amortized over 10 years.
    For the purpose of determining earnings (loss) per share and amounts available for dividends on common stocks, the amortization of intangible assets arising from the acquisitions of Hughes and EDS is charged against earnings (loss) attributable to $1-2/3 par value common stock. The resulting effect on the 1993, 1992, and 1991 earnings (loss) attributable to $1-2/3 par value common stock was a net credit (charge) of $149.8 million, ($827.0) million, and $48.3 million, respectively, for the Hughes acquisition and $39.2 million, $61.5 million, and ($61.5) million, respectively, for the EDS acquisition. Such amounts consist of the amortization of the intangible assets arising from the acquisitions, the profit on intercompany transactions, and the earnings (loss) of GMHE or EDS attributable to $1-2/3 par value common stock.
    Goodwill resulting from other past acquisitions is being amortized over periods of eight to 40 years. Certain purchased software is being amortized over five to eight years.
    The intangible assets of GMAC, amounting to $360.9 million at December 31, 1993 and $514.9 million at December 31, 1992, primarily represent purchased mortgage servicing rights which are being amortized over periods that generally match future net mortgage servicing revenues, while goodwill is being amortized on a straight-line basis over 40 years.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The Corporation periodically evaluates the recoverability of goodwill and other intangible assets, by assessing whether the unamortized intangible asset can be recovered over its remaining life through cash flows generated by underlying tangible assets.

Financial Instruments
The Corporation is party to a variety of interest rate and foreign exchange forward contracts (e.g., swap agreements) and options in the management of its interest rate and foreign exchange exposure. The differential to be paid or received under these agreements is accrued consistent with the terms of the agreements and market interest rates.
    In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Corporation has provided fair value estimates and information about valuation methodologies in various notes to the consolidated financial statements. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.
    Other assets reported at December 31, 1993 and 1992 include various financial instruments (e.g., long-term receivables and real estate mortgages held for resale) having a fair value in excess of reported book value of approximately $290.8 million and $149.4 million, respectively (excluding amounts related to GMAC receivable sales as discussed in Note 11), based on discounted cash flows, market quotations, and other appropriate valuation techniques. Also, certain financial instruments included in other liabilities and deferred credits, such as certain payroll, tax, and interest obligations have carrying values which approximate fair value.
    Fair value information presented herein is based on information available at December 31, 1993 and 1992. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1993 and 1992 may differ significantly from the amounts presented herein.

Environmental Liabilities
The Corporation recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such obligations are generally not subject to insurance coverage.
    Each environmental obligation is estimated by engineering and legal specialists within the Corporation based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where the Corporation may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws (the "Superfund Sites"), the Corporation typically recognizes an estimated liability once it has been named as a PRP and has determined that such estimated liability is probable. The Superfund Sites are primarily multi-PRP sites not owned or operated by the Corporation. For the Corporation's operating plants, an estimated liability is typically recognized either upon completion of an environmental assessment or when the Corporation proposes an agreement with the appropriate regulatory agency to take action at a site. For closed or closing plants owned by the Corporation and properties being sold, an estimated liability is typically recognized at the time the restructuring charge is made or sale is recorded and is based on an environmental assessment of the plant property.
    The Corporation periodically evaluates and revises estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Accounting Change
    GMAC adopted SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, effective January 1, 1993 and the resulting increase in the Corporation's assets and liabilities was not material.

New Accounting Standard
    In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, Employers' Accounting for Postemployment Benefits, which the Corporation will adopt effective January 1, 1994. The Standard requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The Corporation expects the adoption of this Standard in 1994 to result in an unfavorable cumulative effect adjustment which will be material to the Corporation's results of operations and the Corporation's stockholders' equity. The ongoing incremental effect of this Standard is not expected to be material.

- ------------------------------------------------------------------------------
NOTE 2.  Other Income and Other Deductions
- ------------------------------------------------------------------------------
(Dollars in Millions)                               1993      1992      1991
- ------------------------------------------------------------------------------
Other Income
  Insurance premiums                              $799.3   $768.9     $724.9
  Interest                                       1,886.2  1,839.7    1,698.7
  Equity in losses of associates, net             (172.5)  (508.3)    (724.1)
  Gain on the sale of Daewoo Motor Co.                 -    162.8          -
  Claims, commissions, and grants                  489.7    328.2      219.8
  Gain on the sale of finance receivables          436.4    588.8      140.3
  Mortgage servicing revenue                       349.5    318.8      267.3
  Other                                            809.0    210.6      936.2
- ------------------------------------------------------------------------------
    Total other income                          $4,597.6 $3,709.5   $3,263.1
- ------------------------------------------------------------------------------
Interest reflects nonfinancing interest income. In 1991, an option to acquire the New York office building of General Motors was exercised by an unrelated party and resulted in a pre-tax gain to the Corporation of $610.3 million, which is included in Other above.
- ------------------------------------------------------------------------------
(Dollars in Millions)                               1993      1992      1991
- ------------------------------------------------------------------------------
Other Deductions
  Insurance losses and loss adjustment expenses   $614.4    $587.3    $508.9
  Provision for financing losses                   300.8     371.0   1,047.9
  Write-down of investment in NCRS                     -     813.2         -
  Loss on the sale of AGT                          305.6         -         -
  Other                                            403.9      30.4      91.0
- ------------------------------------------------------------------------------
    Total other deductions                      $1,624.7  $1,801.9  $1,647.8
- ------------------------------------------------------------------------------
The provision for financing losses in 1991 also reflects a special wholesale loss provision of $275.0 million
- ------------------------------------------------------------------------------
NOTE 3.  Stock and Other Incentive Plans
- ------------------------------------------------------------------------------
The Corporation's incentive plans consist of the (i) General Motors Amended
1987 Stock Incentive Plan (the "GMSIP"), (ii) the General Motors 1992 Performance Achievement Plan (the "GMPAP"), (iii) the 1984 Electronic Data Systems Corporation Stock Incentive Plan (the "EDS Plan"), and (iv) the GMHE Incentive Plan (the "GMHE Plan"). These plans are administered by the
Incentive and Compensation Committee of the Board of Directors (the
"Committee").
    Under the GMSIP, 39.8 million shares of $1-2/3 par value, 12.2 million shares of Class E, and 5.9 million shares of Class H common stock may be granted from June 1, 1992 through May 31, 1997 of which 29.9 million, 12.2 million, and 5.6 million shares, respectively, may still be granted at December 31, 1993. Under this Plan, the Committee may use these shares to grant either stock options or restricted stock units ("Units"). Options

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

granted under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
    Each Unit relates to one share of $1-2/3 par value, Class E, or Class H common stock, as determined by the Committee at the time of grant. The Units entitle the employee to receive, without payment to the Corporation, shares of common stock or cash of equivalent value in consideration for services performed. Such Units generally vest in up to three annual installments commencing on the date of grant. In early 1994, the Committee anticipates granting awards totaling approximately $9 million to executives at certain units which had met certain pre-established earnings and operating goals.
    Under the GMPAP, the Committee established target awards for the three-year periods ending in 1994 and 1995. Awards are established based on Corporation earnings during the award period; the percentage of target awards ultimately distributed to participants is determined by the Committee based on actual Corporate results in relation to established goals, and individual performance. No awards were provided under the GMPAP for award periods ending in 1991, 1992, or 1993.
    Under the EDS Plan, the Committee may grant shares and rights or options to acquire up to 160 million shares of Class E common stock during the 10 year life of the EDS Plan of which 108.9 million shares may still be granted at December 31, 1993. No options were outstanding as of December 31, 1993, 1992, or 1991. During 1991, approximately 4.3 million shares were exercised at an option price of $8.955 per share.
    Under the EDS Plan, approximately 39.1 million shares of Class E common stock have also been granted to key employees at stock prices up to $0.025 per share. Such shares generally vest over a 10-year period from the date of grant. Approximately 10.5 million shares were not yet vested at December 31, 1993. Approximately $33.8 million, $30.4 million, and $30.6 million in compensation cost was recognized for these grants and other incentives in 1993, 1992, and 1991, respectively.
    Under the GMHE Plan, the Committee may grant shares, rights, or options to acquire up to 20 million shares of Class H common stock through May 31, 1995 of which 7.4 million shares may still be granted at December 31, 1993. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions. Hughes also maintains an annual incentive plan for certain key employees, under which awards are based on the subsidiary's operating results and individual performance. Approximately $43.6 million, $47.7 million, and $44.2 million in compensation cost was recognized under this plan in 1993, 1992, and 1991, respectively.
    Changes in the status of outstanding options under the GMSIP and GMHE Plan were as follows:

GMSIP                                                Option      Shares Under
$1-2/3 Par Value Common Stock                        Prices         Option
- ------------------------------------------------------------------------------
Outstanding at January 1, 1991                   $19.13-$48.07    12,582,631
Granted                                              40.00         5,546,350
Exercised                                         19.13-41.50      (124,392)
Terminated                                        33.97-48.07      (175,457)
- ------------------------------------------------------------------------------
Outstanding at December 31, 1991                  19.13-48.07     17,829,132
Granted                                           37.32-37.75      5,302,140
Exercised                                         19.13-41.50      (197,851)
Terminated                                        19.13-48.07      (864,675)
- ------------------------------------------------------------------------------
Outstanding at December 31, 1992                  33.97-48.07     22,068,746
Granted                                           33.88-44.00      5,526,855
Exercised                                         33.97-48.07    (4,303,326)
Terminated                                        33.88-48.07      (531,218)
- ------------------------------------------------------------------------------
Outstanding at December 31, 1993                 $33.88-$48.07    22,761,057
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

GMHE Plan                                            Option      Shares Under
Class H Common Stock                                 Prices         Option
- ------------------------------------------------------------------------------
Outstanding at January 1, 1991                   $19.75-$30.25     3,592,099
Granted                                           17.07-18.94      1,520,120
Terminated                                        17.07-30.25       (51,010)
- ------------------------------------------------------------------------------
Outstanding at December 31, 1991                  17.07-30.25      5,061,209
Granted                                           23.63-25.38      1,927,860
Exercised                                         17.07-24.35      (136,764)
Terminated                                        17.07-30.25      (335,550)
- ------------------------------------------------------------------------------
Outstanding at December 31, 1992                  17.07-30.25      6,516,755
Granted                                           28.00-28.56      2,027,260
Exercised                                         17.07-30.25    (1,960,162)
Terminated                                        17.07-30.25      (217,845)
- ------------------------------------------------------------------------------
Outstanding at December 31, 1993                 $17.07-$30.25     6,366,008
- ------------------------------------------------------------------------------
    At December 31, 1993, options for approximately 15.1 million $1-2/3 par value common shares and approximately 3.5 million Class H common shares were exercisable under the GMSIP and GMHE Plan, respectively.
- ------------------------------------------------------------------------------
NOTE 4.  Pensions
- ------------------------------------------------------------------------------
The Corporation and its subsidiaries have a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age.
The benefits provided by the plans covering its U.S. and Canadian salaried employees, and employees in certain foreign locations, are generally based on years of service and the employee's salary history. The Corporation and its subsidiaries also have certain nonqualified pension plans covering executives which are based on targeted wage replacement percentages and are unfunded.
      Plan assets are primarily invested in United States Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, and GM $1-2/3 par value and Class E common stock (valued as of the 1993 measurement date at $1,240.2 million and $775.9 million, respectively). The Corporation's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation nor more than the maximum amount which can be deducted for Federal income tax purposes.
    Total pension expense of the Corporation and its subsidiaries amounted to $2,684.9 million in 1993, $1,981.5 million in 1992, and $1,520.0 million in
1991. Net periodic pension cost for 1993, 1992, and 1991 of U.S. plans and plans of subsidiaries outside the United States included the components shown in the tables below and on the next page.

1993                                        U.S. Plans       Non-U.S. Plans
- ------------------------------------------------------------------------------
                                                  (Dollars in Millions)

Benefits earned during the year                  $939.9              $133.1
Interest accrued on benefits earned
  in prior years                                4,258.9               473.9
Return on assets
  -Actual gain                     ($7,159.0)              ($775.6)
  -Less deferred gain                3,329.1   (3,829.9)     453.1   (322.5)
                                    --------                ------
Net amortization                                  647.7                67.7
- ------------------------------------------------------------------------------
Net periodic pension cost                      $2,016.6              $352.2
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

1992                                        U.S. Plans       Non-U.S. Plans
- ------------------------------------------------------------------------------
                                                  (Dollars in Millions)
Benefits earned during the year                    $859.9            $135.1
Interest accrued on benefits earned
  in prior years                                  4,089.9             469.2
Return on assets
  -Actual gain                     ($2,770.9)              ($147.6)
  -Plus deferred loss               (1,320.9)    (4,091.8)  (217.0)  (364.6)
                                    --------                ------
Net amortization                                    403.9              39.0
- ------------------------------------------------------------------------------
Net periodic pension cost                        $1,261.9            $278.7
- ------------------------------------------------------------------------------

1991
- ------------------------------------------------------------------------------
Benefits earned during the year                    $772.4            $109.9
Interest accrued on benefits earned
  in prior years                                  3,906.4             423.6
Return on assets
  -Actual gain                     ($7,393.3)              ($532.0)
  -Less deferred gain                3,565.3     (3,828.0)   194.0   (338.0)
                                    --------                ------
Net amortization                                    390.3              22.5
- ------------------------------------------------------------------------------
Net periodic pension cost                        $1,241.1            $218.0
- ------------------------------------------------------------------------------
     The tables below and on the next page reconcile the funded status of the Corporation's U.S. and non-U.S. plans with amounts recognized in the Corporation's Consolidated Balance Sheet at December 31, 1993 and 1992.

(Dollars in Millions)                              U.S. Plans
- ------------------------------------------------------------------------------
                                          1993                  1992
                                 ---------------------   ---------------------
                                    Assets     Accum.     Assets     Accum.
                                    Exceed    Benefits    Exceed    Benefits
                                    Accum.     Exceed     Accum.     Exceed
                                   Benefits    Assets    Benefits    Assets
                                   --------   --------   --------   --------
Actuarial present value of
benefits based on service to
date and present pay levels
  Vested                          $23,137.6  $30,991.6   $19,374.6  $23,235.4
  Nonvested                         1,392.2    7,503.8     1,037.7    5,980.4
- ------------------------------------------------------------------------------
Accumulated benefit obligation     24,529.8   38,495.4    20,412.3   29,215.8
Additional amounts related
  to projected pay increases        2,189.8      213.0     1,939.3      104.1
- ------------------------------------------------------------------------------
Total projected benefit obligation
  based on service to date         26,719.6   38,708.4    22,351.6   29,319.9
Plan assets at fair value          27,323.5   19,626.4    22,171.2   17,400.4
- ------------------------------------------------------------------------------
Projected benefit obligation (in
  excess of) less than plan assets    603.9 (19,082.0)      (180.4) (11,919.5)
Unamortized net amount resulting
  from changes in plan experience
  and actuarial assumptions         5,174.7    7,887.8     3,731.8    4,447.0
Unamortized prior service cost      1,396.1    6,373.5     1,019.1    3,475.1
Unamortized net obligation
  (asset) at date of adoption      (1,170.3)     944.1    (1,364.6)   1,076.3
Adjustment for unfunded pension
  liabilities                             -  (14,992.4)          -   (8,894.3)
- ------------------------------------------------------------------------------
Net prepaid pension cost (accrued
  liability) recognized in the
  Consolidated Balance Sheet       $6,004.4 ($18,869.0)   $3,205.9 ($11,815.4)
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The adjustment for unfunded pension liabilities in excess of the unamortized prior service cost and net transition obligation was recorded, net of deferred tax, as a reduction in Stockholders' Equity of $5,311.2 million and $2,925.3 million at December 31, 1993 and 1992, respectively. The remaining portion of the unfunded liability of $11,793.9 million and $6,401.7 million at December 31, 1993 and 1992, respectively, was recorded as intangible assets and deferred taxes.
    Measurement dates used for the Corporation's principal U.S. plans are October 1 for GM's plans (including Delco Electronics Corporation) and EDS, and December 1 for Hughes' plans. For non-U.S. plans, the measurement dates used are October 1 for certain foreign plans and December 1 for Canadian plans.
    The weighted average discount rate used in determining the actuarial present values of the projected benefit obligation shown in the tables for U.S. plans at December 31, 1993 and 1992 was 7.1% and 8.6%, respectively, and for non-U.S. plans was 8.0% and 9.6%, respectively. The rate of increase in future compensation levels for applicable U.S. employees was 5.2% at December 31, 1993 and 4.9% at December 31, 1992 and for applicable non-U.S. employees was 5.0% at December 31, 1993 and 4.9% at December 31, 1992. Benefits under the hourly plans are generally not based on wages and therefore no benefit escalation beyond existing negotiated or anticipated increases was included. The expected long-term rate of return on assets used in determining pension expense for U.S. plans was 10.1% for 1993 and 11.0% for 1992, and for non-U.S. plans was 10.0% for 1993 and 10.7% for 1992.

(Dollars in Millions)                            Non-U.S. Plans
- ------------------------------------------------------------------------------
                                          1993                  1992
                                 ---------------------   ---------------------
                                    Assets     Accum.     Assets     Accum.
                                    Exceed    Benefits    Exceed    Benefits
                                    Accum.     Exceed     Accum.     Exceed
                                   Benefits    Assets    Benefits    Assets
                                   --------   --------   --------   --------
Actuarial present value of
benefits based on service to
date and present pay levels
  Vested                           $1,354.2   $5,558.0    $1,501.5  $2,910.4
  Nonvested                            56.1      234.7        66.8     168.3
- ------------------------------------------------------------------------------
Accumulated benefit obligation      1,410.3    5,792.7     1,568.3   3,078.7
Additional amounts related
  to projected pay increases          132.0      526.4       167.9     354.6
- ------------------------------------------------------------------------------
Total projected benefit obligation
  based on service to date          1,542.3    6,319.1     1,736.2   3,433.3
Plan assets at fair value           1,661.4    2,414.3     1,947.8   1,311.7
- ------------------------------------------------------------------------------
Projected benefit obligation (in
  excess of) less than plan assets    119.1   (3,904.8)      211.6  (2,121.6)
Unamortized net amount resulting
  from changes in plan experience
  and actuarial assumptions           510.9    1,318.7       629.6     172.9
Unamortized prior service cost        146.4    1,154.0       193.4     319.3
Unamortized net obligation
  (asset) at date of adoption        (192.6)     137.2      (381.4)    254.6
Adjustment for unfunded pension
  liabilities                             -   (2,112.7)          -    (436.3)
- ------------------------------------------------------------------------------
Net prepaid pension cost (accrued
  liability) recognized in the
  Consolidated Balance Sheet         $583.8  ($3,407.6)     $653.2 ($1,811.1)
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.
    Programs for early retirement were offered to certain employees during
1993 and 1992. The pension related cost of these programs was $659.3 million and $564.1 million, respectively, of which $229.4 million and $359.5 million was expensed during 1993 and 1992, respectively. In 1993, the remainder was charged against certain training fund accruals, based upon an agreement with represented hourly employees, and in 1992, the remainder was charged against prior restructurings.
- ------------------------------------------------------------------------------
NOTE 5.  Other Postretirement Benefits
- ------------------------------------------------------------------------------
Effective January 1, 1992, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires that the cost of such benefits be recognized in the financial statements during the period employees provide service to the Corporation.
The Corporation's previous practice was to recognize the cost of such postretirement benefits when incurred (i.e., pay-as-you-go method). The cumulative effect of this accounting change as of January 1, 1992 was $33,116.1 million, or $20,837.7 million after-tax ($33.38 per share of $1-2/3 par value and $2.08 per share of Class H common stock). The incremental ongoing effect in 1992 of this accounting change was to increase the loss before cumulative effect of accounting changes by $2,198.8 million, or $1,384.2 million after-tax ($2.05 per share of $1-2/3 par value and $0.11 per share of Class H common stock). The incremental ongoing effect in 1993 reduced net income by $1,486.8 million after-tax ($2.08 per share of $1-2/3 par value and $0.14 per share of Class H common stock).
    The Corporation has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations". Notwithstanding the recording of such amounts and the use of these terms, the Corporation does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Corporation (other than pensions) represent legally enforceable liabilities of the Corporation.
    The Corporation and certain of its domestic subsidiaries maintain hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to retirees and eligible dependents. These benefits are funded as incurred from the general assets of the Corporation.
At the date of adoption, the substantive terms of such plans were generally consistent with the written plan provisions, except that the substantive plan included certain adjustments to the deductibles, co-pays, and premiums paid by salaried employees, which the Corporation implemented in 1992.
    Certain of the Corporation's subsidiaries outside of the United States have postretirement plans, although most participants are covered by government sponsored or administered programs, and the postretirement cost of such programs generally is not significant to the Corporation.
    The total non-pension postretirement benefit cost of the Corporation and its subsidiaries, other than the cumulative effect of adopting SFAS No. 106, amounted to $4,163.4 million in 1993 and $3,700.7 million in 1992, and included the components set forth as follows:

(Dollars in Millions)                                    1993        1992
- ----------------------------------------------------------------------------
Benefits earned during the year                          $811.5    $  717.9
Interest accrued on benefits earned in prior years      3,177.5     2,982.8
Cost of termination benefits                              174.4           -
- ------------------------------------------------------------------------------
  Total non-pension postretirement benefit cost        $4,163.4    $3,700.7
- ------------------------------------------------------------------------------
    Retiree benefit payments were $1,428.3 million in 1991.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The table below displays the components of the Corporation's postretire-ment benefit plans with the obligation recognized in the Consolidated Balance Sheet at December 31, 1993 and 1992:

                                                           December 31,
                                                     ---------------------
(Dollars in Millions)                                    1993         1992
- ------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation attributable to
    Current retirees                                $24,133.2    $20,316.0
    Fully eligible active plan
      participants                                    3,913.3      3,450.0
    Other active plan participants                   17,577.1     14,652.4
- ------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation                                         45,623.6     38,418.4
Unamortized net amount resulting
  from changes in plan experience
  and actuarial assumptions                          (7,703.6)    (2,867.7)
- ------------------------------------------------------------------------------
Net obligation recognized in the
  Consolidated Balance Sheet                        $37,920.0    $35,550.7
- ------------------------------------------------------------------------------
    The assumed weighted average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation was 7.0% and 8.55% at December 31, 1993 and 1992, respectively. A one percentage point increase in the weighted average discount rate used in 1993 would decrease the accumulated postretirement benefit obligation by approximately $5,500 million. The assumed weighted average rate of increase in future compensation levels related to pay-related life insurance benefits was 4.2% at December 31, 1993 and 4.5% at December 31, 1992.
    The assumed weighted average health-care cost trend rate is 9.12% in 1994; this rate decreases on a linear basis through 2002, reaches an ultimate weighted average trend rate of 5.5% in 2006, and remains constant thereafter. The assumed trend rate for 1993 used to determine the December 31, 1992 accumulated postretirement benefit obligation above was 9.7%, although such
1993 trend rate was adjusted to actual in determining the 1993 year-end obligation. A one percentage point increase in each year of the annual trend rate would increase the accumulated postretirement benefit obligation at December 31, 1993 and 1992 by approximately $5,700 million and $4,650 million, respectively, and increase the service and interest cost components of the
1993 and 1992 postretirement benefit expense by approximately $550 million and $500 million, respectively.
- ------------------------------------------------------------------------------
NOTE 6.  Special Provision for Scheduled Plant Closings and Other
         Restructurings
- ------------------------------------------------------------------------------
The 1993 operating results include a pre-tax increase of $950.0 million to the Corporation's previously announced plant closing reserve ($589.0 million after taxes, or $0.83 per share of $1-2/3 par value common stock). The increase in the reserve results from changes in assumptions, primarily regarding the amount and duration of job security and supplemental unemployment benefits expected to be paid to employees, given the terms of the Corporation's recently negotiated collective bargaining agreements.
    The 1992 operating results included a special restructuring charge of $1,237.0 million ($749.4 million after taxes, or $0.97 per share of $1-2/3 par value common stock and $1.87 per share of Class H common stock) primarily attributable to redundant facilities and related employment costs at Hughes.
The special charge comprehends a reduction of Hughes worldwide employment, a major facilities consolidation, and a re-evaluation of certain business lines that no longer meet Hughes' strategic objectives.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    In 1991,a special restructuring charge of $2,820.8 million was made to provide for the closing of plants and other restructuring costs. As a result, consolidated net loss was increased by $1,777.1 million, or $2.88 per share of $1-2/3 par value common stock.
    During 1993, 1992, and 1991, a net of $1,072.2 million, $974.3 million, and $512.1 million, respectively, was charged against these reserves.
- ------------------------------------------------------------------------------
NOTE 7.  Profit Sharing Plans
- ------------------------------------------------------------------------------
The profit sharing formula provides a range of percentage payouts when the Corporation's U.S. income before income taxes plus equity in U.S. earnings of finance subsidiaries exceeds various minimum annual returns on U.S. sales and revenues. Both the percentage payout and the minimum returns are as agreed to by the Corporation and eligible U.S. employees. GM's pre-tax losses from U.S. operations in 1993, 1992, and 1991 precluded a payment under the profit sharing formula.
- ------------------------------------------------------------------------------
NOTE 8.  United States, Foreign, and Other Income Taxes - Deferred and Payable
- ------------------------------------------------------------------------------
(Dollars in Millions)                           1993         1992        1991
- ------------------------------------------------------------------------------
Taxes estimated to be payable
(refundable) currently
  United States Federal                      ($230.5)      $183.7      ($87.4)
  Foreign                                      783.8      1,593.0     1,532.2
  State and local                              188.9         85.8         3.9
- ------------------------------------------------------------------------------
    Total                                      742.2      1,862.5     1,448.7
- ------------------------------------------------------------------------------
Deferred tax (benefits) liabilities - net
  United States Federal                        (86.2)    (2,313.6)   (1,932.7)
  Increase in U. S. corporate income
    tax rate                                  (444.3)           -           -
  Foreign                                      (28.3)        60.8       (65.1)
  State and local                               (5.3)      (224.9)     (275.1)
- ------------------------------------------------------------------------------
    Total                                     (564.1)    (2,477.7)   (2,272.9)
- ------------------------------------------------------------------------------
Investment tax credits amortized - net
  United States Federal                        (58.6)       (72.5)      (58.6)
  Foreign                                      (10.0)       (24.8)      (17.5)
- ------------------------------------------------------------------------------
    Total                                      (68.6)       (97.3)      (76.1)
- ------------------------------------------------------------------------------
      Total taxes (credit)                    $109.5      ($712.5)*
($900.3)*
- ------------------------------------------------------------------------------
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.

*Excluding effect of accounting changes.

    Deferred income tax assets and liabilities for 1993 and 1992 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $19,549.3 million and $17,390.4 million at December 31, 1993 and 1992, respectively.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1993 and 1992 are as follows:

                                            1993                 1992
                                         Deferred Tax         Deferred Tax
                                     -------------------- --------------------
(Dollars in Millions)                 Assets  Liabilities  Assets  Liabilities
- ------------------------------------------------------------------------------
Postretirement benefits other
  than pensions                      $14,330.7         $- $13,093.0       $-
Depreciation                             442.7    4,477.7     365.6   4,687.5
Sales and product allowances           1,887.1      367.7   1,629.1     430.9
Policy and warranty                    2,165.0          -   2,245.2     148.3
Benefit plans                          1,204.3    2,623.0     908.7   1,792.9
Lease transactions                           -    1,704.7     231.2   1,682.0
Alternative minimum tax                  638.8          -     709.2        -
Minimum pension liability adjustment   3,209.2          -   1,730.6        -
Capitalized research and
  experimentation                        884.7          -     820.6        -
Special provision for scheduled plant
  closings and other restructurings    2,206.3          -   2,201.1        -
Profits on long-term contracts               -      543.3     192.8     627.1
Financing losses                         332.5          -     332.0        -
Tax on unremitted profits                    -      399.8         -     385.8
Miscellaneous overseas and Canadian      638.9      180.8     236.7     265.1
All other                              4,712.9    2,815.5   4,297.3   2,338.6
- -----------------------------------------------------------------------------
  Subtotal                            32,653.1   13,112.5  28,993.1  12,358.2
Valuation allowance                     (726.4)         -    (209.5)       -
- -----------------------------------------------------------------------------
    Total deferred taxes             $31,926.7  $13,112.5 $28,783.6 $12,358.2
- -----------------------------------------------------------------------------

     Income (Loss) before income taxes included the following components:

(Dollars in Millions)                         1993           1992        1991
- ------------------------------------------------------------------------------
U.S. loss                                  ($512.7)     ($6,767.3)  ($9,875.4)
Foreign income                             3,088.0        3,434.2     3,983.1
- ------------------------------------------------------------------------------
  Total                                   $2,575.3      ($3,333.1)  ($5,892.3)
- ------------------------------------------------------------------------------
    The consolidated income tax (credit) was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the table below:

(Dollars in Millions)                         1993           1992        1991
- ------------------------------------------------------------------------------
Expected tax (credit) at U.S.
  statutory income tax rate(1)              $901.4      ($1,133.3)  ($2,003.4)
State and local income taxes                 129.7         (154.7)     (179.5)
Deferred tax impact of Federal rate
  increase                                  (444.3)             -           -
Investment tax credits amortized             (77.1)         (98.0)     (160.6)
NCRS charge - primarily goodwill                 -          208.9           -
U.S. tax effect of foreign earnings
  and dividends                               80.9          229.9       296.7
Foreign rates other than 35%/34%(1)         (433.4)         214.6        13.7
Taxes on unremitted earnings of
  subsidiaries                                54.3           42.3       322.6
Equity effect in pre-tax income               60.4          172.8       246.2
Other adjustments                           (162.4)        (195.0)      564.0
- ------------------------------------------------------------------------------
    Consolidated income tax (credit)        $109.5        ($712.5)(2)
($900.3)(2)
- ------------------------------------------------------------------------------
(1) 35% in 1993 and 34% in 1992 and 1991.
(2) Excluding effect of accounting changes.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTE 9.  Earnings (Loss) Per Share Attributable to
         and Dividends on Common Stocks
- ------------------------------------------------------------------------------
Earnings (Loss) per share attributable to common stocks have been determined based on the relative amounts available for the payment of dividends to holders of $1-2/3 par value, Class E, and Class H common stocks. The allocation of earnings (loss) attributable to such common stocks and the calculation of the related amounts per share are computed by considering the weighted average number of common shares outstanding and common stock equivalents, to the extent the effect of such equivalents is not antidilutive. Operations of the incentive plans and the assumed exercise of stock options do not have a material dilutive effect on earnings per share at this time.
    Dividends on the $1-2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income (Loss) of EDS and GMHE. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income (Loss) of EDS and GMHE, respectively, since the acquisition by GM. The Available Separate Consolidated Net Income (Loss) of EDS and GMHE is determined quarterly and is equal to the separate consolidated net income
(loss) of EDS and GMHE, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is the weighted average number of shares of Class E or Class H common stock outstanding during the period and the denominator of which was 480.6 million shares for Class E and 399.9 million shares for Class H during the fourth quarter of 1993. Comparable denominators for 1992 and 1991 were 479.3 million and 478.1 million shares, respectively, for Class E and 399.9 million shares for Class H in both years.
    The denominators used in determining the Available Separate Consolidated
Net Income (Loss) of EDS and GMHE are adjusted as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class E and Class H common stocks and to reflect certain transfers of capital to or from EDS and GMHE. In this regard, the Board has generally caused the denominators to decrease as shares are purchased by EDS or GMHE, and to increase as such shares are used, at EDS or GMHE expense, for EDS or GMHE employee benefit plans or acquisitions.
    Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1-2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H common stock for each of the quarters of 1993, 1992, and 1991, which was more than 35% of the Available Separate Consolidated Net Income (Loss) of GMHE for the prior year.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTE 10.  Cash and Marketable Securities
- ------------------------------------------------------------------------------
    Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less and are commingled in the following schedule. In 1993, GMAC changed its definition of cash equivalents to include short-term investments; prior year financial statements were restated to give effect to this change.

                                              1993                 1992
                                      -------------------  -------------------
                                                   Fair                  Fair
(Dollars in Millions)                    Cost      Value      Cost       Value
- ------------------------------------------------------------------------------

Cash, time deposits, and certificates
  of deposit                           $4,770.8  $4,776.2   $5,953.9  $5,963.0
Bonds, notes, and other securities
  United States Government and other
    governmental agencies and
    authorities                           904.2     918.0    1,654.3   1,663.0
  States, municipalities, and
    political subdivisions              2,135.4   2,276.3    1,297.2   1,376.7
  Short-term liquid investments-GMAC    3,860.7   3,860.7    3,350.2   3,350.2
  Commercial paper                      4,361.5   4,361.5      505.3     504.9
  Other                                 1,409.1   1,455.7    1,689.6   1,734.2
Equity securities - common stocks
  Public utilities                         19.8      46.1       22.7      46.7
  Banks, trust and insurance companies     10.4      22.1        6.6      25.8
  Industrial and miscellaneous            236.0     452.8      261.8     584.7
- ------------------------------------------------------------------------------
Total cash and marketable securities   17,707.9 $18,169.4   14,741.6 $15,249.2
                                                 ========            =========
Adjustment to value common stocks
  at fair value                           254.8                366.1
                                       --------             --------
      Book value of cash and
        marketable securities         $17,962.7            $15,107.7
- ------------------------------------------------------------------------------

    Certificates of deposit, bonds, notes, and other temporary investments are carried at amortized cost. Other stocks in MIC's portfolio are carried at fair value. The aggregate excess of fair value over cost of such stocks, net of related income taxes, is included as a component of Stockholders' Equity. The fair value of the financial instruments reflected above is based on quoted market prices.

    Supplemental disclosure of cash flow information is as follows:

(Dollars in Millions)                             1993       1992       1991
- ------------------------------------------------------------------------------
Cash paid during the years for
  Interest                                    $5,938.0   $7,410.4   $8,314.1
  Income taxes                                 1,561.8    1,785.2    2,053.3
- ------------------------------------------------------------------------------

    With respect to noncash transactions, 18.8 million and 15.2 million shares of $1-2/3 par value common stock were contributed to the U.S. pension plans in 1993 and 1992, respectively, and 21.5 million shares of Class H common stock were issued to GD for the purchase of its missile business in 1992. The 1993 contribution of $1-2/3 par value shares consisted of shares sold to the Corporation from individual employee accounts in various stock savings plans of the Corporation. Also, the Corporation entered capital lease agreements totaling $13.7 million, $76.0 million, and $55.4 million in 1993, 1992, and 1991, respectively.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTE 11.  Finance Receivables - Net
- ------------------------------------------------------------------------------
The composition of finance receivables outstanding at December 31, 1993 and 1992 is summarized as follows:

(Dollars in Millions)                                     1993         1992
- ------------------------------------------------------------------------------
U.S.
  Retail                                             $22,322.2    $30,060.4
  Wholesale                                           16,663.5     17,904.5
  Leasing and lease financing                          2,372.1      3,816.9
  Term loans to dealers and others                     3,902.1      4,171.5
- ------------------------------------------------------------------------------
    Total U.S.                                        45,259.9     55,953.3
- ------------------------------------------------------------------------------
Canada, Mexico, and International
  Retail                                               6,846.4      8,066.6
  Wholesale                                            3,832.3      5,178.4
  Leasing and lease financing                          1,491.3      1,831.9
  Term loans to dealers and others                       387.9        316.4
- ------------------------------------------------------------------------------
    Total Canada, Mexico, and International           12,557.9     15,393.3
- ------------------------------------------------------------------------------
Total finance receivables                             57,817.8     71,346.6
Less
  Unearned income                                      3,195.1      4,215.5
  Allowance for financing losses                         748.0        817.0
- ------------------------------------------------------------------------------
      Total finance receivables - net                $53,874.7    $66,314.1
- ------------------------------------------------------------------------------
    Retail, lease financing, and leasing receivable installments past due over 30 days amounted to $79.2 million and $72.3 million at December 31, 1993 and 1992, respectively. Installments on term loans to dealers and others past due over 30 days aggregated $82.0 million at December 31, 1993 and $145.9 million at December 31, 1992.
    The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1993 is as follows: 1994-$34,222.5 million; 1995-$9,125.5 million; 1996-$6,463.0 million; 1997-$3,625.4 million; 1998-
$1,547.0 million; and 1999 and thereafter-$2,834.4 million.
    The following table presents an analysis of the allowance for financing losses for 1993 and 1992.

(Dollars in Millions)                                     1993         1992
- ------------------------------------------------------------------------------
Allowance for financing losses at
  beginning of the year                                 $817.0     $1,261.0
- ------------------------------------------------------------------------------
Charge-offs
  U.S.
    Retail                                              (319.1)      (498.6)
    Wholesale and term loans                             (39.3)       (72.3)
    Leasing and lease financing                           (6.9)        (2.7)
- ------------------------------------------------------------------------------
      Total U.S.                                        (365.3)      (573.6)
- ------------------------------------------------------------------------------
  Canada, Mexico, and International
    Retail                                               (49.5)       (83.5)
    Wholesale and term loans                             (18.9)       (28.2)
    Leasing and lease financing                           (4.2)       (10.3)
- ------------------------------------------------------------------------------
      Total Canada, Mexico, and International            (72.6)      (122.0)
- ------------------------------------------------------------------------------
Total charge-offs                                       (437.9)      (695.6)
Recoveries and other                                      74.5        139.6
Transfers to other nonearning assets                     (40.2)      (135.0)
Transfers from (to) sold receivables allowance            33.8       (124.0)
Provisions charged to income                             300.8        371.0
- ------------------------------------------------------------------------------
Allowance for financing losses at end of the year       $748.0       $817.0
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  GMAC sold retail finance receivables through several special purpose subsidiaries aggregating approximately $13.6 billion, $12.0 billion, and $3.2 billion in 1993, 1992, and 1991, respectively. These subsidiaries generally retain a subordinated investment of no greater than 9% of the total receivables pool and market the remaining portion. GMAC absorbs all losses related to sold receivables to the extent of such subordinated interests. Pre-tax net gains on such sales (excluding limited recourse loss provisions which are generally provided for at the time contracts are acquired), which are recorded in Other Income, amounted to $436.4 million in 1993, $588.8 million in 1992, and $140.3 million in 1991. GMAC will continue to service these receivables for a fee.
  GMAC's retail installment obligation servicing portfolio (in principal balance) amounted to $14.9 billion, $10.9 billion, and $3.6 billion at December 31, 1993, 1992, and 1991, respectively. The fair values of retained subordinated interests in trusts as of December 31, 1993 and 1992 were $757.8 million and $822.1 million, respectively. Excess servicing assets, net of deferred costs, have a fair value of $477.4 million and $438.6 million at December 31, 1993 and 1992, respectively. The foregoing market valuations were derived by discounting expected cash flows using current market rates.
    The fair value of finance receivables at December 31, 1993 and 1992 was $54,646.3 million and $67,526.9 million, respectively, $771.6 million and $1,212.8 million, respectively, above the carrying value, estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) were assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

- ------------------------------------------------------------------------------
NOTE 12.  General Motors Acceptance Corporation and Subsidiaries
- ------------------------------------------------------------------------------
Condensed Consolidated Balance Sheet
(Dollars in Millions)                                      1993          1992
- ------------------------------------------------------------------------------
Cash and cash equivalents                              $4,028.1      $3,871.1
Investments in securities                               3,449.7       3,275.9
Finance receivables - net                              54,134.8      57,427.3
Receivables - General Motors Corporation                1,355.5      11,563.2
Other assets                                           17,782.7      16,670.7
- ------------------------------------------------------------------------------
  Total Assets                                        $80,750.8     $92,808.2
- ------------------------------------------------------------------------------
Short-term debt                                       $35,084.4     $41,364.4
Accounts payable and other liabilities (including
  GM and affiliates - $2,487.5 and $2,827.1)           10,125.3      10,019.6
Long-term debt                                         27,688.8      33,174.2
Stockholder's equity                                    7,852.3       8,250.0
- ------------------------------------------------------------------------------
  Total Liabilities and Stockholder's Equity          $80,750.8     $92,808.2
- ------------------------------------------------------------------------------
Certain 1992 amounts were reclassified to conform with 1993 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Condensed Consolidated Statement of Income
(Dollars in Millions)                              1993       1992       1991
- ------------------------------------------------------------------------------
Financing Revenue
  Retail and lease financing                   $3,673.4   $5,507.0   $6,924.8
  Leasing                                       3,870.9    3,527.9    2,730.6
  Wholesale and term loans                      1,207.7    1,367.2    1,498.1
- ------------------------------------------------------------------------------
Total financing revenue                         8,752.0   10,402.1   11,153.5
Interest and discount                           4,721.2    5,828.6    6,844.7
Depreciation on operating leases                2,702.0    2,429.6    1,902.4
- ------------------------------------------------------------------------------
Net financing revenue                           1,328.8    2,143.9    2,406.4
Insurance premiums earned                       1,107.2    1,159.7    1,187.7
Other income                                    2,624.3    2,177.5    2,161.9
- ------------------------------------------------------------------------------
Net Financing Revenue and Other                 5,060.3    5,481.1    5,756.0
Expenses                                        3,487.5    3,380.1    4,107.8
- ------------------------------------------------------------------------------
Income before income taxes                      1,572.8    2,101.0    1,648.2
Income taxes                                      591.7      882.3      610.0
- ------------------------------------------------------------------------------
Income before cumulative effect of
  accounting changes                              981.1    1,218.7    1,038.2
Cumulative effect of accounting changes              -      (282.6)*    331.5*
- ------------------------------------------------------------------------------
Net Income                                       $981.1     $936.1   $1,369.7
- ------------------------------------------------------------------------------
Cash dividends paid to GM                      $1,250.0   $1,100.0     $850.0
- ------------------------------------------------------------------------------
*GMAC adopted SFAS No. 106 effective January 1, 1992 and SFAS No. 109 effective January 1, 1991.
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Condensed Consolidated Statement of Cash Flows
(Dollars in Millions)                            1993        1992        1991
- ------------------------------------------------------------------------------
Net cash provided by operating activities    $4,901.8    $5,166.8    $3,597.1
- ------------------------------------------------------------------------------
Cash flows from investing activities
Finance receivables-acquisitions           (103,396.3) (120,829.8) (108,268.4)
                   -liquidations             92,808.6   119,453.1   112,682.4
Notes receivable from General Motors
  Corporation                                10,207.7     2,303.0       660.0
Operating leases-acquisitions                (6,971.3)   (6,182.8)   (5,562.3)
                -liquidations                 2,572.7     1,912.7     1,406.9
Investments in securities-acquisitions      (10,976.1)   (9,714.8)  (10,287.5)
                         -liquidations       10,676.7     9,717.7    10,095.8
Proceeds from sales of receivables           13,072.2    11,201.8     2,926.9
Due and deferred from receivable sales         (618.4)     (854.3)     (372.8)
Other                                           449.1       224.7    (1,281.6)
- ------------------------------------------------------------------------------
Net cash provided by investing activities     7,824.9     7,231.3     1,999.4
- ------------------------------------------------------------------------------
Cash flows from financing activities
Debt with original maturities 90
  days and over-proceeds                     38,577.4    50,507.6    56,293.8
               -liquidations                (45,148.0)  (54,475.9)  (50,442.8)
Debt with original maturities less
  than 90 days-net change                    (4,744.0)   (5,866.1)   (8,391.4)
Cash dividends paid to GM                    (1,250.0)   (1,100.0)     (850.0)
- ------------------------------------------------------------------------------
Net cash used in financing activities       (12,564.6)  (10,934.4)   (3,390.4)
- ------------------------------------------------------------------------------
Effect of exchange rate changes on cash
  and cash equivalents                           (5.1)       (5.1)        1.3
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents       157.0     1,458.6     2,207.4
Cash and cash equivalents at beginning
  of the year                                 3,871.1     2,412.5       205.1
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of the year $4,028.1    $3,871.1    $2,412.5
- ------------------------------------------------------------------------------
Supplementary cash flow information
  Interest paid                              $4,819.1    $5,824.0    $6,659.6
  Income taxes paid                            $430.5      $541.8      $426.9
- ------------------------------------------------------------------------------

     The distribution of maturities of GMAC's investment in debt securities at December 31, 1993 and 1992 is summarized below:
                                             1993                 1992
                                       ------------------   ------------------
                                                   Fair                  Fair
Maturity (Dollars in Millions)           Cost      Value      Cost       Value
- ------------------------------------------------------------------------------
Due in one year or less                  $168.0    $173.5     $179.8    $181.4
Due after one year through five years     621.6     663.7      760.4     792.9
Due after five years through 10 years     876.6     931.8      649.6     682.2
Due after 10 years                      1,080.0   1,162.2      638.8     686.7
Mortgage-backed securities                182.5     193.7      390.1     406.5
- ------------------------------------------------------------------------------
Total debt securities                  $2,928.7  $3,124.9   $2,618.7  $2,749.7
- ------------------------------------------------------------------------------

    Proceeds from the sale of debt securities amounted to $2,093.4 million in 1993, $1,690.3 million in 1992, and $1,693.2 million in 1991. Gross realized gains amounted to $58.6 million in 1993, $54.7 million in 1992, and $41.3 million in 1991. Gross realized losses amounted to $13.3 million in 1993, $5.4 million in 1992, and $2.1 million in 1991.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    The extent of unrealized gains and losses on GMAC's investment in debt securities at December 31, 1993 and 1992 is set forth below:
                                            1993                  1992
                                   --------------------- ---------------------
Type of Security                   Unrealized Unrealized Unrealized Unrealized
(Dollars in Millions)                Gains      Losses     Gains      Losses
- ------------------------------------------------------------------------------
Bonds, notes, and other securities
  United States Government and other
    governmental agencies and
    authorities                        $11.4       $0.2       $7.5       $0.2
  States, municipalities, and
    political subdivisions             146.2        6.3       85.6        6.4
  Other                                 48.3        3.2       47.3        2.8
- ------------------------------------------------------------------------------
      Total                           $205.9       $9.7     $140.4       $9.4
- ------------------------------------------------------------------------------
    The difference between fair value and cost of equity securities at December 31, 1993, 1992, and 1991 consisted of gross unrealized profits
(excess of fair value over cost) of $270.9 million, $386.6 million, and $420.5 million and gross unrealized losses (excess of cost over fair value) of $16.1 million, $20.5 million, and $7.7 million, respectively. Net gains realized from the sale of equity securities amounted to $158.2 million in 1993, $73.0 million in 1992, and $37.7 million in 1991.

- ------------------------------------------------------------------------------
NOTE 13.  Real Estate, Plants, and Equipment and Accumulated Depreciation
- ------------------------------------------------------------------------------
(Dollars in Millions)                                       1993         1992
- ------------------------------------------------------------------------------
Real estate, plants, and equipment
  Land                                                    $806.8       $777.0
  Land improvements                                      1,830.9      1,845.5
  Leasehold improvements - less amortization               281.3        269.6
  Buildings                                             13,577.0     13,774.9
  Machinery and equipment                               43,816.7     44,471.8
  Furniture and office equipment                         4,453.1      3,975.3
  Capitalized leases                                     1,135.8      1,250.0
  Construction in progress                               2,064.8      2,469.5
- ------------------------------------------------------------------------------
    Total                                              $67,966.4    $68,833.6
- ------------------------------------------------------------------------------
Accumulated depreciation
  Land improvements                                     $1,124.1     $1,112.8
  Buildings                                              6,889.7      6,844.2
  Machinery and equipment                               30,065.1     29,995.6
  Furniture and office equipment                         2,879.2      2,725.8
  Capitalized leases                                       767.4        784.1
- ------------------------------------------------------------------------------
    Total                                              $41,725.5    $41,462.5
- ------------------------------------------------------------------------------
The lease payments to be received relate to equipment on operating leases maturing in each of the five years following December 31, 1993 and are as follows: 1994-$3,694.5 million; 1995-$2,609.7 million; 1996-$1,155.3 million;
1997-$167.6 million; and 1998-$1.3 million.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTE 14.  Notes and Loans Payable
- ------------------------------------------------------------------------------
                                  Weighted Average
(Dollars in Millions)               Interest Rate        1993         1992
- ------------------------------------------------------------------------------
Notes, loans, and debentures
  Payable within one year              Various      $36,595.5    $42,636.2
  Payable beyond one year
    U.S. Dollars
      1994                                -                 -     10,281.1
      1995                             7.1%           6,133.1      4,693.1
      1996                             6.8%           5,781.8      4,198.1
      1997                             7.5%           5,034.5      4,698.8
      1998                             6.2%           1,595.3        605.6
      1999 and after                   8.7%          10,261.5      9,515.6
    Other currencies                   Various        5,930.1      6,879.9
  Unamortized discount                                 (890.6)      (916.1)
- ------------------------------------------------------------------------------
        Total                                       $70,441.2    $82,592.3
- ------------------------------------------------------------------------------
In May 1993, the Corporation, certain subsidiaries, and affiliates entered separate revolving credit facilities with various bank groups, which provided committed lines of up to $20.6 billion; approximately $11.1 billion of the total commitment was to mature in four years, $4.5 billion in five years, and the remainder in one year. The facilities provide for facility fees averaging 0.24% over the term of the agreements, based on the Corporation's current credit rating.
    The facilities also contain certain covenants. In management's opinion, the Corporation and its subsidiaries were in compliance with these covenants at December 31, 1993.
    The Corporation and its subsidiaries maintain other bank lines of credit that are supported by bank commitment fees and compensating balances against certain lines of credit.
    Compensating balances, which are not subject to withdrawal restrictions, are maintained at a level required to provide the same income that a fee would generate. Total commitment fees incurred by the Corporation amounted to $44.5 million in 1993, $28.5 million in 1992, and $22.7 million in 1991. Total compensating balances maintained by the Corporation averaged $87.2 million in 1993 and $31.2 million in 1992.
    At December 31, 1993, unused short-term credit facilities totaled approximately $14.7 billion and unused long-term credit facilities totaled approximately $18.2 billion.
    Short-term borrowings are primarily entered into by GMAC. Commercial paper is offered in the United States and Europe in varying terms ranging up to 270 days. The weighted average interest rates on commercial paper at December 31, 1993, 1992, and 1991 were 3.56%, 4.47%, and 5.44%, respectively.
Master notes represent borrowings on a demand basis arranged generally under agreements with trust departments of certain banks. The weighted average interest rates on master notes at December 31, 1993, 1992, and 1991 were 3.30%, 4.18%, and 4.24%, respectively. Commercial paper and master notes obligations were $14,521.1 million and $467.8 million, respectively, at December 31, 1993 and $16,871.9 million and $873.1 million, respectively, at December 31, 1992.
    At December 31, 1993 and 1992, the fair value of the debt payable within one year was $36,732.2 million and $42,825.2 million, respectively, determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note, or debenture in the portfolio at the applicable rate in effect on December 31, 1993 and 1992. Commercial paper, master notes, and demand notes have an original term of less than 90 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value of $35,853.4 million and $40,861.6 million at December 31, 1993 and 1992, respectively, based on quoted market prices for the same or similar issues or based on the current rates offered to the Corporation for debt of similar remaining maturities.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    Short-term borrowing amounts and interest rates during the years shown were as follows:

(Dollars in Millions)                             1993        1992        1991
- ------------------------------------------------------------------------------

Balance at end of the year                   $23,223.2   $27,097.5   $40,509.5
Maximum amount outstanding at any month-end  $29,175.8   $38,883.2   $42,485.4
Average borrowings outstanding
  during the year                            $23,877.3   $31,932.2   $40,127.2
Weighted average short-term interest rates*      5.45%       5.62%       7.16%
Weighted average commercial paper rates**        3.67%       4.33%       6.55%
- ------------------------------------------------------------------------------
 *Based on the approximate average aggregate amount outstanding during the year and the cost of borrowings.
**Rates have been determined by relating commercial paper costs for each year to the daily average dollar amounts outstanding.

    Total interest cost incurred in 1993, 1992, and 1991 amounted to $5,717.8 million, $7,140.4 million, and $8,345.8 million, respectively, of which $44.1 million, $43.6 million, and $49.2 million, related to certain real estate, plants, and equipment acquired in those years, was capitalized.

- ------------------------------------------------------------------------------
NOTE 15.  Other Liabilities and Deferred Credits
- ------------------------------------------------------------------------------
(Dollars in Millions)                                      1993          1992
- ------------------------------------------------------------------------------

Employee benefits                                      $2,531.2      $2,208.1
Warranties, dealer and customer allowances,
  claims, discounts, etc.                              12,552.1      11,935.1
Taxes, other than income taxes                          1,433.4       1,612.8
Payrolls                                                1,976.7       2,009.0
Unpaid insurance losses, loss adjustment
  expenses, and unearned insurance premiums             2,906.8       2,440.7
Plant closings and other restructurings reserve
  (excludes environmental)                              4,120.6       4,318.7
Interest                                                2,699.4       3,070.3
Deferred credits                                        1,228.5       1,414.3
Governmental and other contract related                   802.6         792.9
Environmental cleanup                                     659.3         519.1
Industrial Development Bonds                              619.0         621.6
Other                                                   6,945.2       7,545.1
- ------------------------------------------------------------------------------
    Total                                             $38,474.8     $38,487.7
- ------------------------------------------------------------------------------
Certain amounts for 1992 have been reclassified to conform with 1993 classifications.

- ------------------------------------------------------------------------------
NOTE 16.  Stockholders' Equity
- ------------------------------------------------------------------------------
In May 1993, GM redeemed all of the $5.00 Series and $3.75 Series of Preferred Stock outstanding for $265.0 million. In authorizing the redemption, the Board of Directors determined that the action would provide additional financial flexibility to the Corporation by eliminating certain covenants contained in the terms of the Preferred Stock.
    The General Motors Board of Directors at its meeting in August 1993 authorized the redemption of all GM Series E-I Preference Stock effective September 15, 1993 at $57.25 per share. The GM Series E-I Preference Stock was originally contributed to GM's pension plans in September 1987 and sold by the plans to the public in March 1991. Prior to this redemption, all but 301 shares had been converted at a rate of one share for four shares of Class E common stock. In 1992, 11,400 Series E-I shares and all outstanding shares of Series E-II and Series E-III were exchanged by the holders thereof on a one-

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

for-four basis into Class E common shares. Immediately prior to redemption or conversion, the Series E-I, E-II and E-III preference stocks earned a quarterly preferential dividend of $0.715 per share. The Series E-II and E-III preference stocks, prior to September 15, 1991 and 1992, respectively, earned dividends equivalent to four times the dividends declared and paid on Class E common stock.
    The holders of Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) receive a $3.31 per share annual dividend and are required to convert each PERCS into one share of $1-2/3 par value common stock on July 1, 1994 unless GM calls the issue prior to that date. The conversion rate is based on a formula which limits the ultimate value of the PERCS to $53.79 per share. If GM calls the PERCS, investors will receive a value of $53.79 per PERCS plus a call premium which declines to zero on May 1, 1994. The call price is payable, at GM's option, in either $1-2/3 par value common stock or cash.
    Holders of Series C Depositary Shares each representing ownership of one-tenth of a share of Series C Convertible Preference Stock, $0.10 par value, are entitled to receive cumulative preferential dividends from the date of issue at the quarterly rate of $8.125 per share. The Series C Preference Stock is convertible at any time at the option of the holder into shares of Class E common stock at a conversion price of $35.52 per share of Class E common stock. At any time on or after February 19, 1996, GM may, at its option, call any or all of the outstanding Series C Preference Stock, at specified prices declining to $500 per share in 2002 and thereafter, payable in cash, in shares of $1-2/3 par value common stock, or in a specified combination thereof.
    Holders of $1-2/3 par value, Class E, and Class H common stocks are entitled to one, one-eighth, and one-half vote per share, respectively, on all matters submitted to the stockholders for a vote. The liquidation rights of common stockholders are based on per-share liquidation units of the various classes and are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock.
At December 31, 1993, each share of $1-2/3 par value, Class E, and Class H common stocks was entitled to a liquidation unit of approximately one, one-eighth, and one-half, respectively. Holders of GM Class E and Class H common stock have no direct rights in the equity or assets of EDS or GMHE, but rather have rights in the equity and assets of GM (which includes 100% of the stock of EDS and GMHE).
    GM's Certificate of Incorporation provides, generally, that if at any time GM should sell, liquidate, or otherwise dispose of substantially all of EDS, Hughes, or the other business of GMHE, shares of the Corporation's $1-2/3 par value common stock will automatically be exchanged for Class E or Class H common stock, respectively.
    After December 31, 1994 or December 31, 1995, the Board of Directors may exchange $1-2/3 par value common stock for Class E or Class H common stock, respectively, if the Board has declared and paid certain minimum cash dividends during each of the last five years preceding the exchange.
    In the event any of the aforementioned exchanges were to occur, the Class E or Class H common stockholders would receive $1-2/3 par value common stock having a market value at the time of the exchange equal to 120% of the market value of the Class E or Class H common stock exchanged.
    At December 31, 1993, consolidated net income retained for use in the business (accumulated deficit) attributable to $1-2/3 par value, Class E, and Class H common stocks was ($4,080.1) million, $1,344.3 million, and $732.9 million, respectively. At December 31, 1993, the Corporation's capital surplus less accumulated deficit was $4,870.0 million, $3,243.8 million, and $1,886.7 million on $1-2/3 par value, Class E, and Class H common stocks, respectively, as allocated pursuant to GM's Certificate of Incorporation. However, consistent with Delaware law, which governs the amount legally available for the payment of dividends on the Corporation's common stock, the Board of Directors has determined that such amount is materially higher than the Corporation's capital surplus less accumulated deficit.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

(Dollars in Millions Except Per Share Amounts)      1993       1992       1991
- ------------------------------------------------------------------------------
Capital Stock
  Preferred Stock, without par value, cumulative
  dividends (authorized, 6,000,000 shares)
    $5.00 series, stated value $100 per share,
    redeemable at Corporation option at
    $120 per share
      Outstanding at beginning of the year
        (1,530,194 shares)                        $153.0     $153.0     $153.0
      Redeemed by the Corporation during the
        year (1,530,194 shares)                   (153.0)         -          -
- ------------------------------------------------------------------------------
      Outstanding at end of the year (1,530,194
        shares in 1992 and 1991)                       -      153.0     153.0
- ------------------------------------------------------------------------------
    $3.75 series, stated value $100 per share,
    redeemable at Corporation option at
    $100 per share
      Outstanding at beginning of the year
        (814,100 shares)                            81.4       81.4       81.4
      Redeemed by the Corporation during the
        year (814,100 shares)                      (81.4)         -          -
- ------------------------------------------------------------------------------
      Outstanding at end of the year (814,100
        shares in 1992 and 1991)                       -       81.4      81.4
- ------------------------------------------------------------------------------
  Preference Stock, $0.10 par value
  (authorized, 100,000,000 shares)
    E series, convertible one-for-four
    at fixed dates into Class E common stock
      Issued at beginning of the year (3,250,906
        E-I Series shares in 1993 and 9,786,918
        E Series in 1992 and 1991)                   0.3        1.0        1.0
      E-I Series shares redeemed by the Corporation
        (301 shares in 1993)                           -          -          -
      E-I Series shares converted into 13,002,420
        shares and 45,600, respectively, of Class E
        common stock (3,250,605 shares in 1993 and
        11,400 in 1992)                             (0.3)      (0.1)         -
      E-II Series shares converted into 13,049,224
        shares of Class E common stock (3,262,306
        shares)                                        -       (0.3)         -
      E-III Series shares converted into 13,049,224
        shares of Class E common stock (3,262,306
        shares)                                        -       (0.3)         -
- ------------------------------------------------------------------------------
      Issued at end of the year (3,250,906
        E-I Series shares in 1992 and
        9,786,918 E Series in 1991)                    -        0.3        1.0
- ------------------------------------------------------------------------------
    Series A Conversion, mandatorily
    convertible one-for-one on July 1, 1994
    into $1-2/3 par value common stock
      Issued during 1991 and issued at end
        of the year (17,825,000 shares)              1.8        1.8       1.8
- ------------------------------------------------------------------------------
    Series B 9-1/8% Depositary Shares, stated
    value $25 per share, redeemable at Corporation
    option on or after January 1, 1999
      Issued during 1991 and issued at
        end of the year (44,300,000 shares,
        equivalent to 11,075,000 shares of
        nonconvertible Series B 9-1/8%
        Preference Stock, stated value $100
        per share)                                   1.1        1.1       1.1
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

(Dollars in Millions Except Per Share Amounts)      1993       1992       1991
- ------------------------------------------------------------------------------
    Series C Depositary Shares, liquidation
    preference $50 per share, convertible one
    for 1.4078 into Class E common stock,
    callable at Corporation option on
    or after February 19, 1996
      Issued during 1992 and issued at end of
        the year (31,880,600 shares,
        equivalent to 3,188,060 shares of
        Series C Convertible Preference Stock)      $0.3       $0.3         $-
- ------------------------------------------------------------------------------
    Series D 7.92% Depositary Shares, stated
    value $25 per share, redeemable at
    Corporation option on or after August 1, 1999
      Issued during 1992 and issued at end of
        the year (15,700,000 shares,
        equivalent to 3,925,000 shares of
        Series D 7.92% Preference Stock)             0.4        0.4          -
- ------------------------------------------------------------------------------
    Series G 9.12% Depositary Shares, stated
    value $25 per share, redeemable at
    Corporation option on or after
    January 1, 2001
      Issued during 1992 and issued at end of
        the year (23,000,000 shares,
        equivalent to 5,750,000 shares of
        Series G 9.12% Preference Stock)             0.6        0.6          -
- ------------------------------------------------------------------------------
  Common Stock, $1-2/3 par value (authorized,
  1,000,000,000 shares)
    Issued at beginning of the year (706,831,567
      shares in 1993, 620,967,021 in 1992, and
      605,592,356 in 1991)                       1,178.1    1,034.9    1,009.3
    Issued in a public offering (57,000,000
      shares)                                          -       95.0          -
    Issued in conjunction with U.S. pension
      plan contribution (15,235,198 shares)            -       25.4         -
    Issued under provisions of the GMSIP
      (Note 3) and other employee stock
      plans (13,273,904 shares in 1993,
      13,629,348 in 1992, and 15,374,665 in 1991)   22.1       22.8       25.6
- ------------------------------------------------------------------------------
    Issued at end of the year (720,105,471 shares
      in 1993, 706,831,567 in 1992, and
      620,967,021 in 1991)                       1,200.2    1,178.1    1,034.9
- ------------------------------------------------------------------------------
  Class E Common Stock, $0.10 par value
  (authorized, 1,000,000,000 shares)
    Issued at beginning of the year (242,168,653
      shares in 1993, 103,833,719 in
      1992, and 100,220,967 in 1991)                24.2       10.4       10.0
    Issued in conjunction with the conversion
      of E series preference shares (13,002,420
      shares in 1993 and 26,144,048 in 1992)         1.3        2.6          -
    Issued in conjunction with EDS Plan
      (Note 3) and other employee stock
      plans (7,918,247 shares in 1993, 7,681,870
      in 1992, and 3,612,752 in 1991)                0.8        0.8        0.4
    Two-for-one stock split in the form of
      100% stock dividend (104,509,016
      shares)                                          -       10.4          -
- ------------------------------------------------------------------------------
    Issued at end of the year (263,089,320
      shares in 1993, 242,168,653
      in 1992, and 103,833,719 in 1991)             26.3       24.2       10.4
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

(Dollars in Millions Except Per Share Amounts)      1993       1992       1991
- ------------------------------------------------------------------------------
  Class H Common Stock, $0.10 par value
  (authorized, 600,000,000 shares)
    Issued at beginning of the year (70,240,927
      shares in 1993, 37,691,027 in
      1992, and 34,450,398 in 1991)                 $7.0       $3.8       $3.5
    Reacquired on the open market (21,891
      shares in 1993, 369,666 in
      1992, and 598,778 in 1991)                       -          -      (0.1)
    Issued in a public offering (7,592,937 shares)     -        0.8          -
    Issued in conjunction with GMHE's
      acquisition of GD's missile business
      (21,508,563 shares)                              -        2.1          -
    Issued in conjunction with GMHE Plan
      (Note 3) and other employee
      stock plans (5,486,397 shares in 1993,
      4,318,066 in 1992, and 3,839,407
      in 1991)                                       0.6        0.4       0.4
    Reclassification of shares subject to
      repurchase from the Howard Hughes Medical
      Institute (500,000 shares)                       -       (0.1)         -
- ------------------------------------------------------------------------------
    Issued at end of the year (75,705,433
      shares in 1993, 70,240,927
      in 1992, and 37,691,027 in 1991)               7.6        7.0        3.8
    --------------------------------------------------------------------------
        Total capital stock at end of the year   1,238.3    1,448.2    1,287.4
- ------------------------------------------------------------------------------
Capital Surplus (principally additional paid-in
capital)
  Balance at beginning of the year              10,971.2    4,710.4    2,208.2
  Preference stock
    Amounts in excess of par value of
      Series A Conversion shares issued                -          -      721.0
      Series B Depositary Shares issued                -          -    1,071.6
      Series C Depositary Shares issued                -    1,560.8          -
      Series D Depositary Shares issued                -      379.5          -
      Series G Depositary Shares issued                -      556.5          -
      Series E shares converted                   (171.2)    (343.6)         -
  $1-2/3 par value common stock
    Amounts in excess of par value of
      Shares issued in a public offering               -    2,070.4          -
      Shares contributed to the U.S.
        pension plan                                   -      474.4          -
      Shares used for the GMSIP
        and other employee stock plans             612.6      411.7      505.1
  Class E common stock
    Amounts in excess of par value of
      Series E shares converted                    170.2      335.6          -
      Shares issued in conjunction with
        EDS Plan and other employee stock plans    257.2      265.8      142.9
    Amount transferred to Class E common
      stock - 100% stock dividend                      -      (10.4)         -

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

(Dollars in Millions Except Per Share Amounts)      1993       1992       1991
- ------------------------------------------------------------------------------
  Class H common stock
    Repurchase price in excess of par value
      Shares reacquired on the open market         ($0.6)     ($7.2)    ($8.3)
      Reclassification of shares subject
        to repurchase from the Howard Hughes
        Medical Institute                              -      (15.0)         -
    Amounts in excess of par value of
      Shares issued in a public offering               -      128.6          -
      Shares issued in conjunction with GMHE's
        acquisition of GD's missile business           -      370.5          -
      Shares issued in conjunction with GMHE
        Plan and other employee stock plans        164.0       83.2      69.9
- ------------------------------------------------------------------------------
          Balance at end of the year            12,003.4   10,971.2   4,710.4
- ------------------------------------------------------------------------------
Net Income Retained for Use in the Business
(Accumulated Deficit)
  Balance at beginning of the year              (3,354.2)  21,525.2  27,148.6
- ------------------------------------------------------------------------------
  Income (Loss) before cumulative effect of
    adopting SFAS No. 106                        2,465.8   (2,660.6) (4,452.8)
  Cumulative effect of adopting
    SFAS No. 106                                       -  (20,837.7)         -
- ------------------------------------------------------------------------------
  Net income (loss)                              2,465.8  (23,498.3) (4,452.8)
- ------------------------------------------------------------------------------
      Total                                       (888.4)  (1,973.1) 22,695.8
- ------------------------------------------------------------------------------
  Cash dividends
    Preferred stock, $5.00 series,
      $1.68 per share in 1993 and $5.00
      in 1992 and 1991                               2.6        7.7       7.7
    Preferred stock, $3.75 series,
      $1.26 per share in 1993 and $3.75
      in 1992 and 1991                               1.0        3.0       3.0
    Preference stock, E-I series, $1.42 per
      share in 1993 and $2.86 in 1992 and 1991       4.6        9.3       9.3
    Preference stock, E-II series, $2.15 per
      share in 1992 and $1.68 in 1991                  -        7.0       5.5
    Preference stock, E-III series, $1.08 per
      share in 1992 and $1.28 in 1991                  -        3.5       4.2
    Preference stock, H series, $1.08 per
      share in 1992 and $1.44 in 1991                  -        3.5       8.2
    Preference stock, Series A Conversion,
      $3.31 per share in 1993 and 1992, and
      $1.36 in 1991                                 59.0       59.0      24.2
    Depositary Shares, Series B, $2.28
      per share in 1993 and $2.38 in 1992          101.1      105.3          -
    Depositary Shares, Series C, $3.25
      per share in 1993 and $2.82 in 1992          103.6       89.8          -
    Depositary Shares, Series D, $1.98
      per share in 1993 and $0.89 in 1992           31.1       13.9          -
    Depositary Shares, Series G, $2.34 per
      share in 1993                                 53.8        -            -
    $1-2/3 par value common stock, $0.80 per
      share in 1993, $1.40 in 1992, and
      $1.60 in 1991                                565.8      945.4     983.4
    Class E common stock, $0.40 per share in
      1993, $0.36 in 1992, and $0.32 in 1991        97.2       76.1      62.5
    Class H common stock, $0.72 per share in
      1993, 1992, and 1991                          64.1       53.3      54.3
- ------------------------------------------------------------------------------
        Total cash dividends                     1,083.9    1,376.8   1,162.3
- ------------------------------------------------------------------------------

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

(Dollars in Millions Except Per Share Amounts)    1993        1992       1991
- -----------------------------------------------------------------------------
  Less accumulation of redemption value
    of Series H preference stock                    $-        $4.3       $8.3
- -----------------------------------------------------------------------------
  Less redemption price of preferred stock in
    excess of stated value                        30.6           -          -
- -----------------------------------------------------------------------------
          Balance at end of the year          (2,002.9)   (3,354.2)  21,525.2
- -----------------------------------------------------------------------------
Minimum Pension Liability Adjustment (Note 4)
  Balance at beginning of the year            (2,925.3)     (936.8)  (1,004.7)
  Change during the year                      (2,385.9)   (1,988.5)      67.9
- -----------------------------------------------------------------------------
          Balance at end of the year         (5,311.2)    (2,925.3)    (936.8)
- -----------------------------------------------------------------------------
Accumulated Foreign Currency Translation
Adjustments and Net Unrealized Gains (Losses)
on Marketable Equity Securities
  Balance at beginning of the year
    Accumulated foreign currency
      translation adjustments                  (155.9)       467.4      230.2
    Net unrealized gains on marketable
      equity securities                         241.6        274.0      206.9
  Changes during the year
    Net accumulated foreign currency
      translation adjustments                  (338.5)      (623.3)     237.2
    Net unrealized gains (losses) on
      marketable equity securities              (77.3)       (32.4)      67.1
- -----------------------------------------------------------------------------
          Balance at end of the year           (330.1)        85.7      741.4
- -----------------------------------------------------------------------------
Total Stockholders' Equity                   $5,597.5     $6,225.6  $27,327.6
- -----------------------------------------------------------------------------

    Stocks subject to repurchase include $450.0 million and $765.0 million at December 31, 1993 and 1992, related to Class H common stock subject to put options by the Howard Hughes Medical Institute (the "Institute"). Under terms of an agreement with the Corporation: (i) the Institute received put options for its Class H common stock holdings exercisable under most circumstances at $30 per share on March 1, 1991, 1992, 1993, and 1995 for 20 million, 10 million, 10.5 million, and 15 million shares, respectively; and (ii) the Corporation holds an option to call the Institute's shares from March 1, 1989 until February 28, 1991, 1992, 1993, and 1995 for 20 million, 10 million, 10.5 million, and 15 million shares, respectively, at a call price of $35 per share for all shares except for the 15 million shares callable until February 28, 1995, for which the call price is $37.50 per share. The Institute exercised the put options in 1991, 1992, and 1993.
    During 1992 and 1991, certain redeemable Series H preference stocks totaling $243.9 million and $225.1 million were redeemed by the holders of such securities.
    At December 31, 1993 and 1992, the fair value of the Corporation's stock repurchase obligation was $429.0 million and $708.5 million, respectively, based on discounted cash flows assuming redemption by the Institute at the specified exercise date. At the closing Class H common stock price at December 31, 1993 and 1992, the shares subject to repurchase would be valued at $585.0 million and $656.6 million, respectively.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTE 17.  Segment Reporting
- ------------------------------------------------------------------------------
Industry Segments
While the major portion of the Corporation's operations is derived from the automotive products industry segment, GM also has financing and insurance operations and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks, and related parts and accessories. The financing and insurance operations assist in the merchandising of General Motors' products as well as other products. GMAC and its subsidiaries, as well as certain other subsidiaries of GM, offer financial services and certain types of insurance to dealers and customers. In addition, GMAC and its subsidiaries are engaged in mortgage banking and investment services. The other products segment consists of military vehicles, radar and weapon control systems, guided missile systems, and defense and commercial satellites; the design, installation, and operation of business information and telecommunication systems; as well as the design, development, and manufacture of locomotives. Because of the high degree of integration, substantial interdivisional and intersegment transfers of materials and services are made. Intersegment sales and revenues are made at negotiated selling prices.
     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United
States and Canada and through distributors and dealers overseas.

     Information concerning operations by industry segment is displayed below and on the next page.

                                        Financing
                        Automotive    & Insurance    Other
1993                     Products      Operations   Products      Total
- ------------------------------------------------------------------------------
                                        (Dollars in Millions)
Net Sales and Revenues
  Outside               $107,908.5      $8,752.0   $16,961.4    $133,621.9
  Intersegment               118.7             -     3,323.9             -
- ------------------------------------------------------------------------------
    Total               $108,027.2      $8,752.0   $20,285.3    $133,621.9(1)
- ------------------------------------------------------------------------------
Operating Profit          $1,625.7 (2)   N/A (3)      $904.7      $2,530.4(3)
- ------------------------------------------------------------------------------
Identifiable Assets
  at Year-End            $81,009.0     $79,352.3   $23,753.8    $184,115.1
- ------------------------------------------------------------------------------
Depreciation
  and Amortization        $5,281.9      $2,892.6    $1,267.5      $9,442.0
- ------------------------------------------------------------------------------
Capital Expenditures      $5,164.8        $118.5    $1,187.4      $6,470.7
- ------------------------------------------------------------------------------

Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                        Financing
                        Automotive    & Insurance    Other
1992                     Products      Operations   Products      Total
- ------------------------------------------------------------------------------
                                        (Dollars in Millions)
Net Sales and Revenues
  Outside               $102,813.9     $10,402.1   $15,316.7    $128,532.7
  Intersegment               191.0             -     3,349.4             -
- ------------------------------------------------------------------------------
    Total               $103,004.9     $10,402.1   $18,666.1    $128,532.7(1)
- ------------------------------------------------------------------------------
Operating Profit (Loss)  ($3,360.1)      N/A (3)      $122.7(2)  ($3,237.4)(3)
- ------------------------------------------------------------------------------
Identifiable Assets
  at Year-End            $83,504.6     $81,422.0   $23,948.1    $188,874.7
- ------------------------------------------------------------------------------
Depreciation
  and Amortization        $5,209.1      $2,595.5    $1,154.4      $8,959.0
- ------------------------------------------------------------------------------
Capital Expenditures      $5,349.1        $149.7    $1,090.8      $6,589.6
- ------------------------------------------------------------------------------


1991
- ------------------------------------------------------------------------------
Net Sales and Revenues
  Outside                $94,607.1     $11,144.3   $14,094.3    $119,845.7
  Intersegment               220.9           9.2     3,373.4             -
- ------------------------------------------------------------------------------
    Total                $94,828.0     $11,153.5   $17,467.7    $119,845.7(1)
- ------------------------------------------------------------------------------
Operating Profit (Loss)  ($6,194.1)(2)   N/A (3)    $1,020.1     ($5,174.0)(3)
- ------------------------------------------------------------------------------
Identifiable Assets
  at Year-End            $72,676.5     $90,277.3   $20,546.1    $183,499.9
- ------------------------------------------------------------------------------
Depreciation
  and Amortization        $4,671.1      $2,036.1    $1,208.6      $7,915.8
- ------------------------------------------------------------------------------
Capital Expenditures      $5,783.6        $134.9    $1,293.4      $7,211.9
- ------------------------------------------------------------------------------
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.

(1) After elimination of intersegment transactions.
(2) Includes a special provision for scheduled plant closings and other restructurings of $950.0 million in 1993, $1,237.0 million in 1992, and $2,820.8 million in 1991.
(3) Excludes Financing & Insurance Operations as they do not report
      Operating Profit.

     A reconciliation of outside net sales and revenues to Total Net Sales and Revenues and of operating profit (loss) to Income (Loss) before Income Taxes detailed in the Statement of Consolidated Operations and a reconciliation of identifiable assets to Total Assets displayed in the Consolidated Balance Sheet are shown on the next page:

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

(Dollars in Millions)                        1993          1992          1991
- ------------------------------------------------------------------------------
Outside Net Sales and Revenues reported
  on the previous pages                $133,621.9     $128,532.7    $119,845.7
Other Income                              4,597.6        3,709.5       3,263.1
- ------------------------------------------------------------------------------
    Total Net Sales and Revenues       $138,219.5     $132,242.2    $123,108.8
- ------------------------------------------------------------------------------
Total Operating Profit (Loss) reported
  on the previous pages                  $2,530.4      ($3,237.4)
($5,174.0)
Financing and Insurance Operations        1,572.8        2,101.0       1,648.2
Other Corporate Income and Expenses
  Less Intersegment Transactions         (1,527.9)      (2,196.7)
(2,366.5)
- ------------------------------------------------------------------------------
    Income (Loss) before Income Taxes    $2,575.3      ($3,333.1)
($5,892.3)
- ------------------------------------------------------------------------------
Identifiable Assets reported on the
  previous pages                       $184,115.1     $188,874.7    $183,499.9
Corporate Assets                          7,207.9        4,588.6       3,002.2
Eliminations                             (3,122.1)      (3,267.3)
(2,427.5)
- ------------------------------------------------------------------------------
    Total Assets                       $188,200.9     $190,196.0    $184,074.6
- ------------------------------------------------------------------------------

Geographic Segments
Net sales and revenues, net income (loss) before cumulative effect of accounting changes, net income (loss), total and net assets, and average number of employees in the U.S., other North America, and in locations outside North America are summarized below and on the next page. Net income (loss) before cumulative effect of accounting changes and net income (loss) are after provisions for deferred income taxes applicable to that portion of the undistributed earnings not deemed to be indefinitely invested, less available tax credits and deductions, and appropriate consolidating adjustments. Interarea sales and revenues are made at negotiated selling prices.

                             Other
                 United      North                Latin       All
1993             States    America(1)   Europe   America     Other   Total(2)
- ------------------------------------------------------------------------------
                                (Dollars in Millions)
Net Sales and Revenues
 Outside
  (excluding
  GMAC)       $89,868.0    $7,311.5   $21,847.3 $4,595.0  $1,248.1 $124,869.9
 GMAC and related
  operations    5,921.7       682.0     1,947.6     52.5     148.2    8,752.0
 Other income   3,783.5       210.0       345.2    191.3      67.6    4,597.6
- ------------------------------------------------------------------------------
  Subtotal
   outside     99,573.2     8,203.5    24,140.1  4,838.8   1,463.9  138,219.5
 Interarea     10,094.7    13,416.4       433.9    166.9      30.8          -
- ------------------------------------------------------------------------------
  Total      $109,667.9   $21,619.9   $24,574.0 $5,005.7  $1,494.7 $138,219.5
- ------------------------------------------------------------------------------
Net Income       $190.1(3)   $680.8      $604.7   $798.0    $160.4   $2,465.8
- ------------------------------------------------------------------------------
Total Assets $151,343.5   $10,963.7   $23,395.0 $3,113.4  $2,672.8 $188,200.9
- ------------------------------------------------------------------------------
Net Assets    ($7,315.6)   $4,516.3    $5,967.3 $2,054.9  $1,001.2   $5,597.5
- ------------------------------------------------------------------------------
Average Number
 of Employees (4)
 (in thousands)   448          99         131       27         6        711
- ------------------------------------------------------------------------------
Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                 United   Other North             Latin       All
1992             States    America(1)   Europe   America     Other   Total(2)
- ------------------------------------------------------------------------------
                                (Dollars in Millions)
Net Sales and Revenues
 Outside (excluding
  GMAC)       $79,783.4    $7,509.0  $26,291.9  $3,310.5 $1,235.8  $118,130.6
 GMAC and related
  operations    7,306.2       852.4    2,021.0      43.5    179.0    10,402.1
 Other income   3,153.9       188.8      124.3     107.9    134.6     3,709.5
- ------------------------------------------------------------------------------
  Subtotal
   outside     90,243.5     8,550.2   28,437.2   3,461.9  1,549.4   132,242.2
 Interarea      9,925.1    11,699.6      400.0     146.3    122.4            -
- ------------------------------------------------------------------------------
  Total      $100,168.6   $20,249.8  $28,837.2  $3,608.2 $1,671.8  $132,242.2
- ------------------------------------------------------------------------------
Net Income (Loss) Before Cumulative
 Effect of Accounting
 Changes      ($4,885.7)(5)  $547.4   $1,340.2(5) $209.5   $193.3   ($2,620.6)
- ------------------------------------------------------------------------------
Net Income
  (Loss)     ($25,377.5)(5)  $168.8   $1,332.9(5) $209.5   $193.3  ($23,498.3)
- ------------------------------------------------------------------------------
Total Assets $148,378.0   $12,851.0  $26,097.8  $2,939.3 $2,584.1  $190,196.0
- ------------------------------------------------------------------------------
Net Assets    ($5,686.9)   $3,890.9   $5,529.7  $1,721.6   $917.0    $6,225.6
- ------------------------------------------------------------------------------
Average Number of Employees
 (in thousands)   478          98        141        26        7        750
- ------------------------------------------------------------------------------

1991
- ------------------------------------------------------------------------------
Net Sales and Revenues
 Outside (excluding
  GMAC)       $72,585.2    $8,217.8  $23,394.8  $2,499.2 $1,995.2  $108,692.2
 GMAC and related
  operations    8,157.4     1,040.4    1,682.7      46.5    226.5    11,153.5
 Other income   3,283.1       156.5      (49.6)    134.2   (261.1)    3,263.1
- ------------------------------------------------------------------------------
  Subtotal
   outside     84,025.7     9,414.7   25,027.9   2,679.9  1,960.6   123,108.8
 Interarea     11,284.7    12,182.9      336.7     101.8    195.2           -
- ------------------------------------------------------------------------------
  Total       $95,310.4   $21,597.6  $25,364.6  $2,781.7 $2,155.8  $123,108.8
- ------------------------------------------------------------------------------
Net Income (Loss) Before Cumulative
 Effect of Accounting
 Changes      ($7,538.3)(5)  $839.5   $1,713.3    $157.9  ($145.6)  ($4,992.0)
- ------------------------------------------------------------------------------
Net Income
  (Loss)      ($7,087.3)(5)  $879.9   $1,762.9    $156.1  ($145.6)  ($4,452.8)
- ------------------------------------------------------------------------------
Total Assets $142,958.3   $13,147.7  $24,547.6  $2,450.3 $2,979.3  $184,074.6
- ------------------------------------------------------------------------------
Net Assets    $15,057.4    $3,945.4   $5,664.3  $1,510.7 $1,152.2   $27,327.6
- ------------------------------------------------------------------------------
Average Number of Employees
 (in thousands)   486          96        133        29       12        756
- ------------------------------------------------------------------------------
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.
(1) Includes Canada and Mexico.
(2) After elimination of interarea transactions.
(3) Includes a deferred tax benefit of $444.3 million attributable to an increase in the U.S. corporate income tax rate from 34% to 35% and a special provision for scheduled plant closings and other restructurings of $589.0 million.
(4) Includes NCRS.
(5) Includes a special provision for scheduled plant closings and other restructurings of $715.7 million (U.S.) and $33.7 million (Europe) in 1992 and $1,777.1 million (U.S.) in 1991.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
- ------------------------------------------------------------------------------
NOTE 18.  Financial Instruments with Off-Balance-Sheet Risk
- ------------------------------------------------------------------------------
The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest and foreign exchange rates and to meet the financing needs of its customers. The financial instruments include commitments to extend credit, forward exchange and interest rate forward contracts (e.g., swap agreements), and options. Those instruments involve, to varying degrees, elements of credit, interest rate, and exchange risk in excess of the amounts recognized in the Consolidated Balance Sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

Foreign Exchange-Forward Contracts and Options
Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. The Corporation uses such contracts to hedge risk of changes in foreign currency exchange rates associated with certain assets and obligations denominated in foreign currency. At December 31, 1993 and 1992, the Corporation held contracts of approximately $12,253 million and $11,682 million, respectively.
     To hedge its foreign currency exposure, the Corporation also purchases foreign exchange options which permit but do not require the Corporation to exchange foreign currencies at a future date with another party at a contracted exchange rate. To cover premiums paid on such options, from time to time the Corporation may also write offsetting options at exercise prices which limit but do not eliminate the effect of purchased options and forward contracts as a hedge. At December 31, 1993 and 1992, the Corporation had entered foreign exchange options of approximately $2,144 million and $2,241 million, respectively.
     The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences, and was a net asset (liability) of approximately $2 million and ($60) million at December 31, 1993 and 1992, respectively. The fair value of foreign exchange options is estimated using active exchange quotations for most options, and pricing models for illiquid options, and was a net asset of approximately $1 million and $11 million at December 31, 1993 and 1992, respectively. However, such fair values are offset by gains or losses on assets and liabilities hedged by such contracts and options so that there is no significant difference between the recorded value and fair value of the Corporation's net foreign exchange position.

Interest Rate and Mortgage Contracts
The Corporation primarily utilizes interest rate forward contracts or options to manage its interest rate exposure. Interest rate forward contracts are contractual agreements between the Corporation and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options generally permit but do not require the purchaser of the option to exchange interest payments in the future. At December 31, 1993 and 1992, the total notional amount of such agreements with off-balance-sheet risk was approximately $11,139 million and $6,620 million, respectively, and the fair value of such agreements was a net liability of approximately $31 million and $47 million, respectively.
     The Corporation has also entered contracts to purchase and sell mortgages or mortgage-backed securities at specific future dates. Such delivery and purchase contracts totaled approximately $2,139 million and $1,796 million, respectively, at December 31, 1993 and $2,065 million and $1,188 million, respectively, at December 31, 1992.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Unused Lines of Credit
The Corporation grants revolving lines of credit to dealers; unused amounts under these lines were $301.1 million at December 31, 1993 and $458.1 million at December 31, 1992. Commitments supported by collateral, generally dealer inventories and real estate, were approximately 44% and 55%, respectively, of the total commitments at December 31, 1993 and 1992. Since many of the commitments are expected to expire without use, total committed amounts do not necessarily represent the Corporation's future liquidity requirements.

Credit Risk
The forward contracts, options, and lines of credit previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, the Corporation minimizes such risk exposure for forward contracts and options by limiting the counterparties to major international banks and financial institutions. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans.  Management does not expect to record any losses as a result of counterparty default. The Corporation does not require or place collateral for these financial instruments, except for the lines of credit.
     General Motors has business activities with customers, dealers, and associates around the world, and its receivables from and guarantees to such parties are well diversified and, in many cases, secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for the Corporation.
- ------------------------------------------------------------------------------
NOTE 19.  Commitments and Contingent Liabilities
- ------------------------------------------------------------------------------
Minimum future commitments under operating leases having noncancellable lease terms in excess of one year, primarily for real property, aggregating $6,658.8 million, are payable $951.8 million in 1994, $862.2 million in 1995, $658.0 million in 1996, $590.6 million in 1997, $558.0 million in 1998, and $3,038.2 million in 1999 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $1,343.1 million in 1993, $1,338.4 million in 1992, and $1,099.6 million in 1991.
     The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at December 31, 1993. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.


                                      *   *   *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                   SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                             1993 Quarters
                               --------------------------------------------
                                  1st         2nd        3rd        4th
                               ---------   ---------  ---------  ----------
                                           (Dollars in Millions)

Net sales and revenues         $34,564.2   $36,250.1  $30,137.5  $37,267.7
- ---------------------------------------------------------------------------
Income (Loss) before income
  taxes                           $930.4    $1,532.5    ($989.7)  $1,102.1
United States, foreign, and
  other income taxes (credit)      417.2       643.4     (876.8)(1)  (74.3)
                               --------------------------------------------
Net income (loss)                  513.2       889.1     (112.9)(2)1,176.4(3)
Dividends and accumulation of
  redemption value on preferred
  and preference stocks             94.2        89.0       86.8       86.8
                               --------------------------------------------
Income (Loss) on common stocks    $419.0      $800.1    ($199.7)  $1,089.6
- ---------------------------------------------------------------------------
Earnings (Loss) attributable to
common stocks
  Net earnings (loss)
    attributable to
    $1-2/3 par value              $300.5      $662.4    ($347.0)    $921.4
                               --------------------------------------------
  Net earnings attributable
    to Class E                     $74.1       $87.7      $98.4     $107.0
                               --------------------------------------------
  Net earnings attributable
    to Class H                     $44.4       $50.0      $48.9      $61.2
- ---------------------------------------------------------------------------
Certain quarterly amounts for 1993 have been reclassified to conform with end-of-year 1993 classifications.
The effective income tax rate in the fourth quarter of 1993 reflects benefits related to foreign tax credits and taxes on foreign income.
(1)Includes a deferred tax benefit of $444.3 million related to an increase in the U.S. corporate income tax rate.
(2)Includes a special restructuring charge of $589.0 million.
(3)Includes a charge of $189.5 million related to the sale of AGT.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                            1992 Quarters
                              ---------------------------------------------
                                 1st        2nd           3rd       4th
                              ---------  ---------     --------- ----------
                                            (Dollars in Millions)

Net sales and revenues        $32,136.7  $35,183.3     $29,370.1 $35,552.1
- ---------------------------------------------------------------------------
Loss before income taxes          ($4.5)   ($804.6)    ($1,659.7)  ($864.3)
United States, foreign, and
  other income taxes (credit)     162.2     (101.4)       (560.8)   (212.5)
                              ---------------------------------------------
Loss before cumulative effect
  of accounting changes          (166.7)    (703.2)(1)  (1,098.9)   (651.8)(2)
Cumulative effect of
  accounting changes          (20,877.7)(3)      -             -         -
- ---------------------------------------------------------------------------
Net loss                      (21,044.4)    (703.2)     (1,098.9)   (651.8)
Dividends and accumulation
  of redemption value on
  preferred and preference
  stocks                           67.2       77.2          83.2      78.7
                              ---------------------------------------------
Loss on common stocks        ($21,111.6)   ($780.4)    ($1,182.1)  ($730.5)
- ---------------------------------------------------------------------------
Earnings (Loss) attributable
to common stocks
  $1-2/3 par value before
    cumulative effect of
    accounting changes          ($319.1)   ($752.1)    ($1,281.0)  ($868.4)
  Cumulative effect of
    accounting changes        (20,720.1)(3)      -             -         -
                              ---------------------------------------------
  Net loss attributable to
    $1-2/3 par value         ($21,039.2)   ($752.1)    ($1,281.0)  ($868.4)
                              ---------------------------------------------
  Net earnings attributable
    to Class E                    $55.5      $67.2         $72.3     $83.4
                              ---------------------------------------------
  Class H before cumulative
    effect of accounting
    changes                       $29.7     ($95.5)        $26.6     $54.5
  Cumulative effect of
    accounting changes           (157.6)(3)      -             -         -
                              ---------------------------------------------
  Net earnings (loss)
    attributable
    to Class H                  ($127.9)    ($95.5)        $26.6     $54.5
- ---------------------------------------------------------------------------
Certain amounts for 1992 have been reclassified to conform with 1993 classifications.
The effective income tax rates for the 1992 quarters reflect the necessity to provide foreign income taxes in excess of U.S. tax credits.
(1)Includes a special restructuring charge of $749.4 million.
(2)Includes NCRS charge of $744.1 million and gain on the sale of Daewoo
   Motor Co. of $165.1 million.
(3)Effective January 1, 1992, the Corporation adopted SFAS No. 106. The unfavorable cumulative effect of adopting SFAS No. 106 was $20,837.7 million, or $20,687.3 million attributable to $1-2/3 par value and $150.4 million attributable to Class H common stock. Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses. The unfavorable effect of this change was $40.0 million, or $32.8 million attributable to $1-2/3 par value and $7.2 million attributable to Class H common stock.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                                     1993 Quarters
                                          ----------------------------------
                                            1st      2nd      3rd      4th
                                          -------  -------  -------  -------

Average number of shares of common stocks
outstanding (in millions)
  $1-2/3 par value                         707.4   707.9    709.6    715.7
  Class E                                  234.7   236.7    246.6    253.5
  Class H                                   93.9    86.0     87.4     88.7
- ----------------------------------------------------------------------------
Earnings (Loss) per share attributable
to common stocks
  Net earnings (loss) attributable
    to $1-2/3 par value                    $0.42    $0.92  ($0.49)(a)$1.28(a)
                                            ------------------------------
  Net earnings attributable to Class E     $0.32    $0.37   $0.40    $0.42
                                            ------------------------------
  Net earnings attributable to Class H     $0.47    $0.58   $0.56    $0.69
- ----------------------------------------------------------------------------
Cash dividends per share of common stocks
  $1-2/3 par value                         $0.20    $0.20   $0.20    $0.20
  Class E                                  $0.10    $0.10   $0.10    $0.10
  Class H                                  $0.18    $0.18   $0.18    $0.18
- ----------------------------------------------------------------------------
Price range of common stocks
  $1-2/3 par value (b):  High             $41.25   $44.88  $49.75   $57.13
                         Low              $32.00   $36.38  $41.63   $42.00
  Class E (c):  High                      $35.88   $33.38  $32.50   $31.13
                Low                       $27.63   $28.25  $26.00   $26.50
  Class H (c):  High                      $27.50   $33.00  $38.00   $42.38
                Low                       $22.88   $23.38  $30.50   $34.50
- ----------------------------------------------------------------------------
Reference should be made to the notes on page II-48.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                  1992 Quarters
                                      -------------------------------------
                                        1st       2nd       3rd       4th
                                      -------   -------   -------   -------

Average number of shares of common
stocks outstanding (in millions)
  $1-2/3 par value                     630.3     652.9     692.3     705.9
  Class E                              199.6     205.1     206.9     224.5
  Class H                               70.2      64.0      74.2      92.8
- ---------------------------------------------------------------------------
Earnings (Loss) per share attributable
to common stocks
  $1-2/3 par value before cumulative
    effect of accounting changes      ($0.53)   ($1.18)(a)($1.86)   ($1.25)(a)
  Cumulative effect of accounting
    changes                           (33.43)(d)     -         -         -
                                       -----------------------------------
  Net loss attributable to $1-2/3
    par value                        ($33.96)   ($1.18)   ($1.86)   ($1.25)
                                       -----------------------------------
  Net earnings attributable
    to Class E                         $0.28     $0.33     $0.35     $0.37
                                        ----------------------------------
  Class H before cumulative effect
    of accounting changes              $0.41    ($1.49)(a) $0.38     $0.59
  Cumulative effect of accounting
    changes                            (2.18)(d)     -         -         -
                                        ----------------------------------
  Net earnings (loss) attributable
    to Class H                        ($1.77)   ($1.49)    $0.38     $0.59
- ---------------------------------------------------------------------------
Cash dividends per share of common
stocks
  $1-2/3 par value                     $0.40     $0.40     $0.40     $0.20
  Class E                              $0.09     $0.09     $0.09     $0.09
  Class H                              $0.18     $0.18     $0.18     $0.18
- ---------------------------------------------------------------------------
Price range of common stocks
  $1-2/3 par value (b):  High         $39.88    $44.38    $43.75    $34.88
                         Low          $28.75    $36.00    $30.75    $28.63
  Class E (c):  High                  $32.56    $31.25    $31.13    $34.00
                Low                   $27.00    $25.75    $25.25    $27.38
  Class H (c):  High                  $21.00    $25.88    $26.13    $26.00
                Low                   $14.25    $19.63    $21.00    $17.88
- ---------------------------------------------------------------------------
Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


(a)Includes favorable (unfavorable) effects on earnings per share of:
   third quarter 1993 - 1% U.S. corporate income tax increase of $0.64, increase to the plant closing reserve of ($0.83), and labor contract-related costs of ($0.20) per share of $1-2/3 par value common stock; fourth quarter 1993 - loss on the sale of AGT of ($0.27) per share of $1-2/3 par value common stock; second quarter 1992 - special provision for restructuring at Hughes of ($0.97) per share of $1-2/3 par value and ($1.87) per share of Class H common stock; fourth quarter 1992 - NCRS charge of ($1.11) and gain on the sale of Daewoo Motor Co. of $0.25 per share of $1-2/3 par value.
(b)The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1-2/3 par value common stock is also listed on the Midwest, Pacific, and Philadelphia stock exchanges. As of December 31, 1993, there were 812,108 holders of record of $1-2/3 par value common stock.
(c)The principal market is the New York Stock Exchange and prices are based on the Composite Tape. As of December 31, 1993, there were 372,636 holders of record of Class E and 420,533 holders of record of Class H common stock.
(d)Includes unfavorable effects of change in revenue recognition policy of $0.05 per share of $1-2/3 par value and $0.10 per share of Class H common stock and adoption of SFAS No. 106 of $33.38 per share of $1-2/3 par value and $2.08 per share of Class H common stock.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Selected Financial Data
                                             1993         1992         1991
                                       ----------   ----------   ----------
                                             (Dollars in Millions Except
                                                  Per Share Amounts)

Net sales and revenues                 $138,219.5   $132,242.2   $123,108.8
==============================================================================
Net income (loss)                        $2,465.8   ($23,498.3)   ($4,452.8)
==============================================================================
Earnings (Loss) attributable to
  $1-2/3 par value common stock          $1,537.3   ($23,940.7)   ($4,851.4)
Cash dividends                              565.8        945.4        983.4
- ------------------------------------------------------------------------------
Net income retained (loss accumulated)
  in the year                              $971.5   ($24,886.1)   ($5,834.8)
==============================================================================
Earnings (Loss) per share attributable
  to $1-2/3 par value common stock          $2.13      ($38.28)      ($7.97))
Cash dividends per share                     0.80         1.40         1.60
- ------------------------------------------------------------------------------
Net income retained (loss accumulated)
  per share in the year                     $1.33      ($39.68)      ($9.57)
==============================================================================
Earnings attributable to Class E
  common stock                             $367.2       $278.4       $223.6
Cash dividends                               97.2         76.1         62.5
- ------------------------------------------------------------------------------
Net income retained in the year            $270.0       $202.3       $161.1
==============================================================================
Earnings per share attributable
  to Class E common stock                   $1.51        $1.33        $1.14
Cash dividends per share                     0.40         0.36         0.32
- ------------------------------------------------------------------------------
Net income retained per share in
  the year                                  $1.11        $0.97        $0.82
==============================================================================
Earnings (Loss) attributable to
  Class H common stock                     $204.5      ($142.3)      $104.6
Cash dividends                               64.1         53.3         54.3
- ------------------------------------------------------------------------------
Net income retained (loss accumulated)
  in the year                              $140.4      ($195.6)       $50.3
==============================================================================
Earnings (Loss) per share attributable
  to Class H common stock                   $2.30       ($2.29)       $1.39
Cash dividends per share                     0.72         0.72         0.72
- ------------------------------------------------------------------------------
Net income retained (loss accumulated)
  per share in the year                     $1.58       ($3.01)       $0.67
==============================================================================
Prior year data were reclassified to conform with 1993 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                                         1990          1989
                                                   ----------    ----------
                                                  (Dollars in Millions Except
                                                        Per Share Amounts)

Net sales and revenues                             $124,705.1    $126,931.9
=============================================================================
Net income (loss)                                   ($1,985.7)     $4,224.3
=============================================================================
Earnings (loss) attributable to $1-2/3
  par value common stock                            ($2,378.3)     $3,831.0
Cash dividends                                        1,804.7       1,813.2
- -----------------------------------------------------------------------------
Net income retained (loss accumulated) in the year  ($4,183.0)     $2,017.8
=============================================================================
Earnings (Loss) per share attributable to
  $1-2/3 par value common stock                        ($4.09)        $6.33
Cash dividends per share                                 3.00          3.00
- -----------------------------------------------------------------------------
Net income retained (loss accumulated)
  per share in the year                                ($7.09)        $3.33
=============================================================================
Earnings attributable to Class E common stock          $194.4        $171.0
Cash dividends                                           52.4          45.6
- -----------------------------------------------------------------------------
Net income retained in the year                        $142.0        $125.4
=============================================================================
Earnings per share attributable to
  Class E common stock *                                $1.04         $0.90
Cash dividends per share *                               0.28          0.24
- -----------------------------------------------------------------------------
Net income retained per share in the year *             $0.76         $0.66
=============================================================================
Earnings attributable to Class H common stock          $160.0        $188.1
Cash dividends                                           63.4          71.1
- -----------------------------------------------------------------------------
Net income retained in the year                         $96.6        $117.0
=============================================================================
Earnings per share attributable to
  Class H common stock                                  $1.82         $1.94
Cash dividends per share                                 0.72          0.72
- -----------------------------------------------------------------------------
Net income retained per share in the year               $1.10         $1.22
=============================================================================
*Adjusted to reflect the two-for-one stock splits in the form of 100% stock dividends distributed on March 10, 1990 and March 10, 1992.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                            1993         1992         1991
                                      ----------   ----------   ----------
                                             (Dollars in Millions)
Average number of shares of common
stocks outstanding (in millions)
  $1-2/3 par value                         710.2        670.5        614.6
  Class E                                  243.0        209.1        195.3
  Class H                                   88.6         75.3         73.7
Cash dividends on capital stocks as a
  percent of net income                    44.0%          N/A          N/A
Expenditures for real estate, plants,
  and equipment                         $3,822.1     $4,336.7     $4,255.1
Expenditures for special tools          $2,648.6     $2,252.9     $2,956.8
Cash and marketable securities         $17,962.7    $15,107.7    $10,192.4
Working capital (with GMAC on an
  equity basis)                         $2,822.2    $10,938.6    $10,807.1
Total assets                          $188,200.9   $190,196.0   $184,074.6
Long-term debt and capitalized leases
  (with GMAC on an equity basis)        $6,383.6     $7,055.4     $6,699.1
- ------------------------------------------------------------------------------

                                                       1990          1989
                                                 ----------    ----------
                                                   (Dollars in Millions)
Average number of shares of common
stocks outstanding (in millions)
  $1-2/3 par value                                    601.5         604.3
  Class E *                                           187.1         189.1
  Class H                                              88.1          95.7
Cash dividends on capital stocks as a
  percent of net income                                 N/A         46.5%
Expenditures for real estate, plants,
  and equipment                                    $4,249.9      $4,416.1
Expenditures for special tools                     $3,155.5      $2,927.8
Cash and marketable securities                     $7,821.4     $10,213.3
Working capital (with GMAC on an equity basis)    $10,915.1     $17,404.8
Total assets                                     $180,236.5    $173,297.1
Long-term debt and capitalized leases
  (with GMAC on an equity basis)                   $4,923.8      $4,565.7
- ------------------------------------------------------------------------------
Prior year data were reclassified to conform with 1993 classifications.

*Adjusted to reflect the two-for-one stock splits in the form of 100% stock dividends distributed on March 10, 1990 and March 10, 1992.

The Corporation adopted SFAS No. 106, Employers' Accounting for Postretire-ment Benefits Other Than Pensions, effective January 1, 1992. The unfavorable cumulative effect of adopting SFAS No. 106 was $20,687.3 million or $33.38 per share of $1-2/3 par value and $150.4 million or $2.08 per share of Class H common stock. Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses. The unfavorable effect of this change on 1992 earnings was $32.8 million or $0.05 per share of $1-2/3 par value and $7.2 million or $0.10 per share of Class H common stock.

Effective January 1, 1991, accounting procedures were changed to include in inventory general purpose spare parts previously charged directly to expense. The effect of this change on 1991 earnings was a favorable adjustment of $302.7 million or $0.50 per share of $1-2/3 par value and $3.8 million or $0.04 per share of Class H common stock. Also, the Corporation adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1991. The favorable (unfavorable) cumulative effect of adopting SFAS No. 109 was $230.5 million or $0.38 per share of $1-2/3 par value, ($6.1) million or ($0.03) per share of Class E, and $8.3 million or $0.09 per share of Class H common stock.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                          MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

    The following management's discussion and analysis should be read in conjunction with the competitive position and environmental matters discussions included in Part I, Item 1, which are specifically incorporated by reference herein.
    Even with a charge of $950.0 million for previously announced plant closings, GM exceeded its breakeven target for North American Automotive Operations (NAO) in 1993 before interest, taxes, and noncash retiree health-care expenses (EBIT). That represents an $11.1 billion turnaround in NAO from 1991. After deducting such items, however, NAO reported a net loss on a geographic basis of $981.9 million, which was offset by the profits of GM's other business sectors.
    General Motors reported consolidated net income in 1993 of $2,465.8 million, or $2.13 per share of $1-2/3 par value common stock, an improvement of $25,964.1 million, or $40.41 per share, over the net loss in 1992. In 1992, General Motors reported a net loss of $23,498.3 million, or $38.28 per share of $1-2/3 par value common stock, compared with a net loss in 1991 of $4,452.8 million, or $7.97 per share.
    All three years contained certain special items. The 1993 results included an after-tax increase of $589.0 million in the Corporation's previously announced plant closing reserve, labor contract-related costs of $143.8 million after tax, primarily reflecting the recognition of lump-sum payments to retirees to be made in 1995 and 1996, and a loss of $189.5 million on the sale of the Allison Gas Turbine Division (AGT). These unfavorable special items were partially offset by the $444.3 million favorable impact of the increase in the U.S. corporate income tax rate. The higher tax rate resulted in a benefit due to the Corporation's deferred tax position. The net unfavorable effect of the special items in 1993 was $478.0 million, or $0.66 per share of $1-2/3 par value common stock.
    The operating results in 1992 were severely affected by the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The total unfavorable cumulative effect of this accounting change was $20,837.7 million, or $33.38 per $1-2/3 par value share and $2.08 per share of Class H common stock. The adoption of SFAS No. 106 had no effect on cash flow since the Corporation continues its practice of paying postretirement benefits (other than pensions) when incurred. Nonetheless, General Motors is committed to reducing the burden of continuing health-care cost increases.
    The Corporation has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities," or "obligations." Notwithstanding the recording of such amounts and the use of these terms, the Corporation does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Corporation (other than pensions) represent legally enforceable liabilities of the Corporation.
    Additionally, several nonrecurring charges to earnings were recorded during 1992. GM reduced the basis of its investment in National Car Rental System Inc. (NCRS) and incurred a charge to earnings of $744.1 million after taxes, or $1.11 per share of $1-2/3 par value common stock. GM also recognized a $165.1 million gain on the sale of its equity investment in Daewoo Motor Co., or $0.25 per share of $1-2/3 par value common stock. The 1992 loss included a one-time special restructuring charge of $749.4 million after taxes, or $0.97 per share of $1-2/3 par value common stock and $1.87 per share of Class H common stock, primarily attributable to redundant facilities and related employment costs at Hughes Aircraft Company (Hughes).
    Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses from the percentage-of-completion (cost-to-cost) method to the units-of-delivery method resulting in an unfavorable effect of $40.0 million, or $0.05 per share of $1-2/3 par value

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


and $0.10 per share of Class H common stock. The net unfavorable effect of the special items (including accounting changes) in 1992 amounted to $22,206.1 million, or $35.26 per share of $1-2/3 par value common stock.
    The 1991 loss included a special restructuring charge of $1,777.1 million after taxes, or $2.88 per $1-2/3 par value share, to provide for the future costs of closing certain North American plants and other restructurings. Also included was a $170.9 million after-tax special wholesale loss provision recorded by General Motors Acceptance Corporation (GMAC), or an unfavorable $0.28 per share.
    Effective January 1, 1991, GM adopted SFAS No. 109, Accounting for Income Taxes. The total favorable (unfavorable) cumulative effect of this accounting change was $232.7 million, or $0.38 per $1-2/3 par value share, ($0.03) per share of Class E, and $0.09 per share of Class H common stock. Also effective January 1, 1991, accounting procedures were changed to include in inventory general purpose spare parts previously charged directly to expense. This change provides a better matching of costs with related revenues. The favorable cumulative effect of the change was $306.5 million after taxes, or $0.50 per $1-2/3 par value share and $0.04 per Class H share. Results for 1991 also included the favorable impact after taxes of $402.8 million, or $0.66 per $1-2/3 par value share, from the sale of the General Motors New York building. The net unfavorable effect of the special items in 1991 amounted to $1,006.0 million, or $1.62 per share of $1-2/3 par value common stock.
    Excluding special items in these years, GM had income of $2,943.8 million in 1993, compared to losses of $1,292.2 million in 1992 and $3,446.8 million in 1991. After considering preferred and preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stock, this represents income per share of $2.79 on $1-2/3 par value common stock in 1993 and losses per share of $3.02 in 1992 and $6.35 in 1991. Results in 1992 and 1991 reflected an industry sales slump and the continuing high cost of customer rebates and incentives in North America.

    The following table summarizes these data:
                                                1993        1992       1991
                                             ----------  ----------  ---------
                                                    (Dollars in Millions)

Net Income (Loss) as reported                $2,465.8   ($23,498.3) ($4,452.8)
                                              --------     --------    -------
Add (deduct) net of tax cumulative effect of
accounting changes and special items
  Unfavorable (favorable) cumulative effect
    of accounting changes
      Postretirement benefits                        -    20,837.7          -
      Revenue recognition policy                     -        40.0          -
      Accounting for income taxes                    -           -     (232.7)
      Spare parts inventory                          -           -     (306.5)
  Special items
    Increase in plant closing reserve           589.0        749.4    1,777.1
    Labor contract-related costs                143.8            -          -
    Loss on sale of AGT                         189.5            -          -
    Increase in U.S. corporate tax rate        (444.3)           -          -
    Write-down of investment in NCRS                 -       744.1          -
    Gain on the sale of Daewoo Motor Co. in 1992
      and the GM New York building in 1991           -      (165.1)    (402.8)
    Special wholesale loss provision
      recorded by GMAC                               -           -      170.9
                                              --------     --------    -------
        Total cumulative effect of accounting
          changes and special items             478.0     22,206.1    1,006.0
                                              --------     --------    -------
Income (Loss) on a comparable basis          $2,943.8    ($1,292.2) ($3,446.8)
                                              ========     ========    =======

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    International Automotive Operations remained solidly profitable during 1993. Calendar year earnings totaled $1.2 billion in 1993 versus $1.5 billion in both 1992 and 1991. GMAC and Electronic Data Systems Corporation (EDS) made positive contributions, with EDS reporting record earnings in 1993, 1992, and 1991. GM Hughes Electronics Corporation (GMHE) reported income in 1993 versus a loss in 1992. GMHE actually achieved higher earnings in 1992 versus 1991 excluding the special restructuring charge at Hughes and the impact of SFAS No. 106.
    GM sales and revenues increased 4.5% to $138.2 billion in 1993 and 7.4% to $132.2 billion in 1992. Dollar sales and revenues include price adjustments of $3.6 billion in 1993, $2.5 billion in 1992, and $3.1 billion in 1991. Profit (loss) margin - income (loss) before cumulative effect of accounting changes as a percent of sales and revenues - with GMAC on an equity basis - was 2.0% in 1993, (2.4%) in 1992, and (4.3%) in 1991. Cost of sales and other operating charges as a percent of net sales and revenues - with GMAC on an equity basis - was 85.0% in 1993, 88.9% in 1992, and 89.5% in 1991.
    Based on its new reporting policy of wholesale sales (where sold) rather than factory sales (where produced), GM reported worldwide wholesale sales of vehicles of 7,785,000 units in 1993, up 1.3% from 1992, despite lower industry sales, with GM's worldwide market share up slightly from 1992. GM unit sales rose 7.9% in the United States but declined 5.2% in other North American countries and 7.9% overseas. Worldwide wholesale sales of vehicles were 7,685,000 units in 1992, up 3.8% from 1991, due to higher industry sales with GM's worldwide market share about the same as 1991. GM unit sales rose 3.1% in the United States and 7.7% overseas but declined 9.4% in other North American countries in 1992.
    GM's worldwide wholesale sales of cars in 1993 were 5,169,000 units, down 1.1% from 1992. Truck sales were 2,616,000 units, a 6.4% increase. GM's worldwide wholesale sales of cars in 1992 were 5,227,000 units, down 1.0% from 1991. Truck sales were 2,458,000 units, a 15.7% increase.

Worldwide Wholesale Sales (*)
                       Cars                Trucks                 Total
               -------------------   -------------------   -------------------
                1993   1992   1991    1993   1992   1991    1993   1992   1991
               -----  -----  -----   -----  -----  -----   -----  -----  -----
                                     (Units in Thousands)
United States  2,953  2,809  2,876   1,776  1,572  1,373   4,729  4,381  4,249
Other North
  America        285    296    345     192    207    210     477    503    555
               -----  -----  -----   -----  -----  -----   -----  -----  -----
Total North
  America      3,238  3,105  3,221   1,968  1,779  1,583   5,206  4,884  4,804
Overseas       1,931  2,122  2,058     648    679    542   2,579  2,801  2,600
               -----  -----  -----   -----  -----  -----   -----  -----  -----
Total          5,169  5,227  5,279   2,616  2,458  2,125   7,785  7,685  7,404
               -----  -----  -----   -----  -----  -----   -----  -----  -----


(*) Effective January 1, 1993, GM changed its vehicle unit sales reporting policy from Factory Sales (where produced) to Wholesale Sales (where sold) to more effectively track dollar sales. Also included in Wholesale Sales are the sales of certain affiliates which were previously not included.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Major Business Sector Results
(Dollars in Millions)                           1993         1992       1991
                                          ----------  ----------- ----------
North American Automotive Operations (Geographic Basis)
  NAO EBIT Before Plant Closing Reserve
    Increase                               $1,311.6     ($4,518.0) ($7,909.0)
  Plant Closing Reserve Increase             (950.0)            -   (2,820.8)
                                            -------     ---------   --------
  NAO EBIT (1)                                361.6      (4,518.0) (10,729.8)
Interest, Taxes, and Other Adjustments     (1,067.8)       (404.6)   3,840.1
                                            -------     ---------   --------
  Loss Excluding Special Items and
    Before Accounting Changes                (706.2)     (4,922.6)  (6,889.7)
  Plant Closing Reserve Increase             (589.0)            -   (1,777.1)
  Contract Related                           (143.8)            -          -
  Incremental Tax Change                      457.1             -          -
  NCRS Writedown                                  -        (744.1)         -
  Gain on the Sale of GM NY Building              -             -      402.8
                                            -------     ---------   --------
  Loss Before Accounting Changes             (981.9)     (5,666.7)  (8,264.0)
  Cumulative Effect of Accounting Changes         -     (18,934.1)     118.3
                                            -------     ---------   --------
  NAO Loss                                  ($981.9)   ($24,600.8) ($8,145.7)
                                            -------     ---------   --------
International Automotive Operations (IO) (Geographic Basis)
  Income Excluding Special Item and
    Before Accounting Changes              $1,224.9      $1,349.4   $1,468.7
  Gain on sale of Daewoo                          -         165.1          -
                                            -------     ---------   --------
  Income Before Accounting Changes          1,224.9       1,514.5    1,468.7
  Cumulative Effect of Accounting Changes         -             -       50.5
                                            -------     ---------   --------
  IO Income                                $1,244.9      $1,514.5   $1,519.2
                                            -------     ---------   --------
GMAC - Income Excluding Special Items and
    Before Accounting Changes                $997.5      $1,218.7   $1,209.1
  Incremental Tax Change                      (16.4)            -          -
  Wholesale Loss                                  -             -     (170.9)
                                            -------     ---------   --------
  Income Before Accounting Changes            981.1       1,218.7    1,038.2
  Cumulative Effect of Accounting Changes         -        (282.6)     331.5
                                            -------     ---------   --------
  GMAC Income                                $981.1        $936.1   $1,369.7
                                            -------     ---------   --------
EDS - Earnings Excluding Special Item and
    Before Accounting Change                 $730.4        $635.5     $563.0
  Incremental Tax Change                       (6.4)            -          -
                                            -------     ---------   --------
  Earnings Before Accounting Change           724.0         635.5      563.0
  Cumulative Effect of Accounting Change          -             -      (15.5)
                                            -------     ---------   --------
  EDS Earnings                               $724.0        $635.5     $547.5
                                            -------     ---------   --------
GMHE - Earnings Excluding Special Items and
    Before Accounting Changes                $911.6        $699.9     $505.0
  Incremental Tax Change                       10.0             -          -
  Restructuring Charge                            -        (749.4)         -
                                            -------     ---------   --------
  Earnings (Loss) Before Accounting Changes   921.6         (49.5)     505.0
  Cumulative Effect of Accounting Changes         -        (872.1)      54.4
                                            -------     ---------   --------
  GMHE Earnings (Loss)                       $921.6       ($921.6)    $559.4
                                            -------     ---------   --------
Other (2)
  Loss Excluding Special Item and
    Before Accounting Change                ($214.4)      ($273.1)   ($302.9)
  Loss on sale of AGT                        (189.5)            -          -
                                            -------     ---------   --------
  Loss Before Accounting Change              (403.9)       (273.1)    (302.9)
  Cumulative Effect of Accounting Change          -        (788.9)         -
                                            -------     ---------   --------
  Other Loss                                ($403.9)    ($1,062.0)   ($302.9)
                                            -------     ---------   --------
Consolidated Net Income (CNI) (Loss)       $2,465.8    ($23,498.3) ($4,452.8)
                                            =======     =========   ========
CNI (Loss) Excluding Special Items and
  Before Accounting Changes                $2,943.8     ($1,292.2) ($3,446.8)
                                            =======     =========   ========
CNI (Loss) Before Cumulative Effect of
  Accounting Changes                       $2,465.8     ($2,620.6) ($4,992.0)
                                            =======     =========   ========
(1) EBIT is defined as NAO Earnings (Loss) Before Interest, Taxes, and Incremental Ongoing SFAS No. 106.
(2) Includes Power Products and Defense and purchase accounting adjustments.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    NAO made substantial progress over the past year, reflecting the first major steps toward restoration of financial health. Early in 1993, the NAO Strategy Board, which was instituted as part of the major reorganization that GM undertook in 1992, developed and communicated objectives in four key areas: profitability, product quality, organizational consolidation, and cost reduction. Achievement of these objectives resulted in an improvement in NAO performance which surpassed what many thought possible at the beginning of the year.
    Specifically, in terms of profitability (before accounting changes), NAO's 1993 loss of $981.9 million, on a geographic basis, represents a $4.7 billion improvement over 1992 and a $7.3 billion improvement over 1991. This improvement was realized despite an almost $1 billion ($589.0 million after-tax) increase to the plant closing reserve. In addition, the improvement was made despite a decline in total U.S. vehicle market share which, in large measure, reflected NAO's planned reduction in low-profit fleet sales to daily rental companies.
    GM's share of total U.S. vehicle unit deliveries declined to 33.2% in 1993 from 33.9% in 1992 and 34.8% in 1991. The Corporation's share of U.S. car deliveries was 34.4% in 1993, 34.9% in 1992, and 35.9% in 1991. GM's share of truck deliveries was 31.4% in 1993, 32.2% in 1992, and 32.9% in 1991.
Incentives decreased $1,336.0 million in 1993 from 1992 and $326.3 million in 1992 from 1991.

Vehicle Unit Deliveries of Cars and Trucks Worldwide

                               1993                    1992
1991
                        -------------------     -------------------     ------
- -------------
                                  GM as               GM as             GM as
                        Indus-            a % of      Indus-            a % of
Indus-    a % of
(Units in Thousands)     try   GM Indus.   try   GM   Indus.        try GM
Indus.
- ------------------------------------------------------------------------------
- --------
United States
 Cars                  8,519 2,927  34.4%8,215 2,870  34.9% 8,176 2,935 35.9%
 Trucks                5,682 1,786  31.4%4,905 1,580  32.2% 4,368 1,436 32.9%
                          ------ -----        ------ -----         -----  ----
- -
  Total United States14,201* 4,713  33.2%13,120*4,450 33.9%12,544*4,371 34.8%
Other North America
 Canada                1,190   378  31.8%1,225   404  33.0% 1,286   423 32.9%
 Mexico                  607   107  17.6%  679   121  17.8%   642   113 17.6%
                          ------ -----        ------ -----         -----  ----
- -
  Total North America 15,998 5,198  32.5%15,0244,975  33.1%14,472 4,907 33.9%
- ------------------------------------------------------------------------------
- --------
International
 Europe
  Germany              3,452   546  15.8%4,267   692  16.2% 4,491   740 16.5%
  United Kingdom       1,977   340  17.2%1,795   306  17.0% 1,801   281 15.6%
  Other European       7,267   715   9.8%9,139   791   8.7% 8,872   693  7.8%
                          ------ -----        ------ -----         -----  ----
- -
   Total Europe       12,696 1,601  12.6%15,2011,789  11.8%15,164 1,714 11.3%
                          ------ -----        ------ -----         -----  ----
- -
 Latin America
  Brazil                     1,134 255      22.5%772 176       22.8%771172
22.3%
  Venezuela                    125  31      24.8%131  31       23.7% 75 19
25.3%
  Other Latin American   970   116  12.0%  844   107  12.7%   540    76 14.1%
                          ------ -----        ------ -----         -----  ----
- -
   Total Latin America 2,229   402  18.0%1,747   314  18.0% 1,386   267 19.3%
                          ------ -----        ------ -----         -----  ----
- -
 All Other
  Asia/Pacific
   Australia                   555 102      18.4%543  99       18.2%515 88
17.1%
   Other Asia/Pacific  9,997   402   4.0%10,153  499   4.9%10,497   204  1.9%
                          ------ -----        ------ -----         -----  ----
- -
    Total Asia/Pacific10,552   504   4.8%10,696  598   5.6%11,012   292  2.7%
  Africa                       478  57      11.9%503  54       10.7%546 39
7.1%
  Middle East                1,216 100       8.2%1,19098        8.2%981 91
9.3%
                          ------ -----        ------ -----         -----  ----
- -
   Total All Other    12,246   661   5.4%12,389  750   6.1%12,539   422  3.4%
                          ------ -----        ------ -----         -----  ----
- -
    Total International27,1712,664   9.8%29,3372,853   9.7%29,089 2,403  8.3%
- ------------------------------------------------------------------------------
- --------
Total Worldwide       43,169 7,862  18.2%44,3617,828  17.6%43,561 7,310 16.8%
- ------------------------------------------------------------------------------
- --------
*Includes foreign brands of 3,723,000 units, or 26.2%, in 1993, 3,633,000 units, or 27.7%, in 1992, and 3,682,000 units, or 29.4%, in 1991.

    In terms of NAO's second objective, improved product quality, NAO led the industry in sales satisfaction and held a position among the leaders in service satisfaction. In addition, NAO made substantial progress toward "best-in-class" initial product quality by applying best practices throughout assembly, stamping, and component plants.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    NAO's 1993 performance also reflected achievement of organizational consolidation objectives. Specifically, by consolidating five car platforms to three (excluding Saturn) - small, midsize, and large/luxury front-wheel drive - NAO continued progress toward achieving economies of scale and eliminating duplication. NAO is also consolidating 11 truck product development locations into one, which will provide a competitive edge and play a major role in ensuring NAO's leadership in the truck market. Finally, the NAO Technical Center was reorganized as the nucleus of a project team approach to product development. Each individual center will include a core team of experts from purchasing and finance, as well as the platforms and suppliers, which will serve as the mechanism for implementing common systems and processes, as well as best practices, across NAO.
    Throughout 1993, the entire NAO organization focused on cutting costs in all areas. The new worldwide purchasing organization continued to have a most significant impact as 27 different purchasing units were consolidated into one. Versus 1991, NAO has realized savings in raw materials, components, and other supplies of more than $4 billion by identifying more opportunities for cost savings and efficiency through common parts and common sourcing.
    NAO is also cutting costs and improving competitiveness in the component parts business. Throughout 1993, focus in the Automotive Components Group
(ACG) was placed on cost cutting, divestiture of certain units, and aggressive procurement of new non-GM business. The ACG continues to adhere to the portfolio strategy communicated last year by concentrating on businesses that are strategic, offer growth potential, and are competitive.
    Lean manufacturing remained a crucial cost improvement strategy for 1993. NAO continued efforts to eliminate excess capacity, and specific plans have been developed to move all plants to world-class productivity levels. In 1993 alone, NAO reduced assembly hours per vehicle by 13 percent.
    This improved productivity has enabled NAO to offset costs associated with its labor contracts, the most recent negotiations of which were concluded in November 1993. Under the new labor agreement with the UAW, GM's financial exposure to job and income security costs for hourly employees increased to $3.93 billion, consisting of a new cap of $3.35 billion established jointly for the protected employees program (formerly Job Opportunity Bank Security
(JOBS)) and the Supplemental Unemployment Benefits (SUB) program, and an additional $580 million for the SUB program if the joint cap is reached. The new contract also provides for backup funding of $438 million for the SUB program if the $3.93 billion is expended. Similar backup funding was available under the prior contract and was not utilized. Finally, a cap of $225 million was maintained for the Guaranteed Income Stream program, which was utilized marginally in the prior contract. During the 1990 contract, the entire $1.7 billion in the JOBS cap was spent, as well as nearly all of the $1.65 billion in the SUB cap. In terms of wage provisions, the new contract provided for a 3% general wage increase in 1993, augmented by 25 cents per hour for skilled trades employees. Supplementing the wage increase will be 3% lump-sum payments in each of the second and third years of the agreement.
    While GM agreed to certain "industry pattern" wage provisions, job and income security programs, and pension benefits, GM gained more flexibility in utilizing people where they are needed, in attaining its organizational restructuring goals, and in using accelerated attrition to bring down job security costs. Throughout the year and in labor negotiations, NAO worked to support mutual attitudes of cooperation to promote competitiveness. NAO's challenge going forward will be to work together with the unions to be more creative in managing labor resources.
    NAO has already made substantial progress in reducing both salaried and hourly employment in the United States and Canada. Salaried employment was 71,400 at the end of 1993, down from 79,600 at the end of 1992 and 91,600 at the end of 1991. Hourly employment in the U.S. and Canada declined to 290,400 at the end of 1993, down from 316,400 in 1992 and 331,600 in 1991. In
December 1992, GM and the United Auto Workers reached agreement to offer an early retirement incentive plan aimed at reducing hourly employment. This plan was offered in the first quarter of 1993 and accepted by 16,500 hourly employees.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Employment and Payrolls                       1993         1992         1991
- ------------------------------------------------------------------------------
Average worldwide employment
  GM (excluding units listed
    below)                                 531,700      571,000      578,400
  GMAC                                      18,300       19,200       19,200
  EDS                                       71,500       70,500       65,800
  GMHE                                      83,400       89,300       92,900
  NCRS                                       5,900            -            -
                                           -------      -------      -------
  Average number of employees              710,800      750,000      756,300
- ------------------------------------------------------------------------------
Worldwide payrolls (in millions)         $29,805.8    $30,340.5    $29,641.1
- ------------------------------------------------------------------------------
Average U.S. hourly employment(1,2)        235,240      256,250      258,700
U.S. hourly payrolls (1)
  (in millions)                          $12,438.9    $12,408.2    $12,194.6
Average labor cost per active hour
  worked-U.S. hourly (1)                    $42.72       $42.21       $36.85
- ------------------------------------------------------------------------------
U.S. and Canadian employment at December 31
  (including outside contract
  personnel, excluding saleable
  engineers)(3)
    Salaried                                71,400       79,600       91,600
    Hourly (4)                             290,400      316,400      331,600
                                           -------      -------      -------
    Total                                  361,800      396,000      423,200
- ------------------------------------------------------------------------------
(1) Excludes EDS, Hughes, Saturn, and NCRS.
(2) Includes employees "at work" (excludes laid-off employees receiving benefits).
(3) Excluding GMAC, EDS, GMHE, and NCRS.
(4) Includes employees "on roll" (includes laid-off employees receiving benefits.)

    By meeting the profitability, product quality, organizational consolidation, and cost reduction objectives outlined by the NAO Strategy Board, the NAO organization demonstrated its capability. With action plans and structural changes now in place, the focus over the ensuing years will be on execution.
    GM's International Automotive Operations (IO) were profitable in 1993 and 1992, although results trailed the high profit levels achieved in 1991.
Income of IO before accounting changes was $1,224.9 million in 1993 versus $1,514.5 million in 1992 and $1,468.7 million in 1991. Results in 1993 reflected record sales and profits in GM's Latin American Operations (LAO). Europe remained profitable despite an extremely difficult economic climate, but profits were below 1992 levels. The decline in 1993 earnings was primarily attributable to a European car market decline of 16.5%.
    During 1993, Europe's vehicle unit deliveries declined by 10.5%, although GM increased its car and truck market share to 12.6% in 1993 from 11.8% in 1992 and 11.3% in 1991. By increasing its overall passenger car market share to 13.4% in 1993, up from 12.7% in 1992, and 12.2% in 1991, GM maintained second place among all manufacturers of passenger cars in Western Europe.
This was the fifth straight year of increased market share for Opel/Vauxhall in Western Europe. The technically identical Opel/Vauxhall model range maintained its number one position in the Western European car market in 1993. Opel's market share increased in 13 different countries. The successful launch of the new Corsa attributed significantly to this favorable market share development, while the Astra was again GM's largest selling model line in Europe, maintaining its position as the second-best-selling car in Europe.
    Progress was made in restructuring Saab's operations during 1993. Improvements in cost efficiency and productivity ensured a successful launch in 1993 of the new Saab 900, Saab Automobile AB's first all-new product since the joint venture company was established in 1990.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    LAO's performance exceeded all previous records on sales and financial fronts. By capitalizing on market openings throughout the region, with all-time record deliveries of over 402,000 units (up 28% vs. 1992), GM was able to maintain its market share at 18%. Led by GM do Brasil's sales increase (45%), LAO was able to post all-time record net income and operating profits and records were also established in GM operations in both Venezuela and Colombia. GM Chile also achieved its second best year in history. LAO is poised for the future as it re-established its manufacturing presence in Argentina to take advantage of market growth. All this was accomplished amidst substantial political uncertainty and increased competitive pressures from Eastern European and Asian entries.
    While attaining an 18% increase in unit deliveries in 1992 (versus 1991) to 314,000 units, GM continued to strengthen its financial position in Latin America by posting record operating profit as well. The region also benefited from a relatively low effective tax rate in 1993.
    Improved sales in Brazil, as well as record sales in Chile and Ecuador, combined with significant year-to-year increases in Venezuela, Colombia, and Argentina, all contributed to GM's 18.0% regional market share - its highest overseas. Sustained levels of sales and profitability in Latin America are highly dependent upon economic and political conditions in the region.
    In the Asia-Pacific region, financial performance was favorable despite substantial new business development costs incurred in expanding GM's operations in the rapid-growth economies of China, Taiwan, and Southeast Asia. In Japan, the re-launch of Opel products in partnership with Yanase & Company resulted in record sales. In Taiwan, local assembly of the very popular Opel Astra commenced in May 1993 and, in September, a joint venture was formed in Indonesia, where assembly of Opel models is planned for 1994. The VR Commodore launched in mid-1993 by GM Holden's was named Car of the Year in Australia.

                        General Motors Acceptance Corporation

    GMAC, in its role as a partner with General Motors and GM dealers, serves the financing and insurance needs of GM customers. Reference should be made to the condensed GMAC financial statements included in Note 12 to the Financial Statements. The Corporation hereby incorporates by reference the GMAC 1993 Annual Report on Form 10-K to the Securities and Exchange Commission.
   Consolidated net income of GMAC for 1993 totaled $981.1 million, an increase of $45.0 million over 1992. Earnings for 1992 reflect an unfavorable cumulative effect of an accounting change related to implementation of SFAS No. 106 which reduced 1992 net income by $282.6 million. Excluding the nonrecurring impact of SFAS No. 106, GMAC's 1993 earnings declined by $237.6 million year to year. Net income of $1,369.7 million in 1991 included a $331.5 million favorable cumulative effect of an accounting change relative to implementation of SFAS No. 109, Accounting for Income Taxes, and a $170.9 million after-tax special wholesale loss provision. Excluding special items, 1992 income was $1,218.7 million compared to $1,209.1 million in 1991.
   Net income from financing operations totaled $790.6 million in 1993, compared with $1,011.6 million in 1992, excluding the cumulative impact of SFAS No. 106. The decrease in earnings in 1993 is primarily attributable to lower asset levels and tighter net interest rate margins in North America (net of depreciation expense on operating lease vehicles), partially offset by higher earnings outside North America. Net income from financing operations in 1992 compared favorably with 1991 levels of $865.9 million (excluding the cumulative impact of SFAS No. 109) due to a special wholesale loss provision reported in 1991.
    Total financing revenue was $8,752.0 million for 1993, $1,650.1 million below 1992 amounts. Revenue from retail and lease financing was $3,673.4 million, down 33.3%, while revenue from leasing operations increased 9.7% to $3,870.9 million. Financing revenue from wholesale and term loans declined $159.5 million from 1992 levels. Total financing revenue amounted to $10,402.1 million in 1992, a 6.7%

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


decrease from 1991. Revenue from retail and lease financing was $5,507.0 million, down 20.5%, while revenue from leasing operations increased 29.2% to $3,527.9 million. Financing revenue from wholesale and term loans remained relatively stable at $1,367.2 million.
   Insurance premiums earned by Motors Insurance Corporation totaling $1,107.2 million decreased $52.5 million and $80.5 million from 1992 and 1991 levels, respectively. Interest and discount expense declined 19.0% to $4,721.2 million in 1993 and 14.8% to $5,828.6 million in 1992 as a result of the continued downward trend in U.S. interest rates and the lower level of borrowings. Net interest margin (including depreciation expense) declined $815.1 million to $1,328.8 million in 1993 and $262.5 million to $2,143.9 million in 1992, reflecting lower earning asset levels attributable to GMAC's asset securitization strategy and narrowing spreads in the U.S. This was partially offset by wider spreads in GMAC's international operations.
   Total earning assets of GMAC were $74,783.8 million at December 31, 1993, down 14.2% from year-end 1992. The reduced level of earning assets reflects lower financing levels of new GM cars and trucks in the U.S. in 1993, as well as the sales of receivables. During 1993 and 1992, GMAC sold and securitized finance receivables with principal amounting to $13.6 billion and $12.0 billion, respectively.
   In the U.S., GMAC financed 28% of new GM vehicles delivered by GM dealers during 1993, down 5 percentage points from 1992 and 7 percentage points from 1991. GMAC's total borrowings were $62,773.2 million at December 31, 1993, a 15.8% decrease from the prior year-end. Approximately 80.0% of 1993 borrowings supported United States operations.
    The provision for finance losses amounted to $300.8 million in 1993, a decrease of $70.2 million and $747.1 million from 1992 and 1991, respectively, reflecting a lower level of finance receivables outstanding, a $275 million pre-tax nonrecurring special wholesale loss provision in 1991, and better loss performance trends in all segments of GMAC's businesses.


                         Electronic Data Systems Corporation

    Reference should be made to EDS' Management's Discussion and Analysis in
Exhibit 99(a) which is incorporated herein by reference.
    EDS achieved record earnings for the eighth consecutive year, reflecting continued strong performance in its existing businesses as well as growth in new markets. Separate consolidated net income increased 13.9% to $724.0 million in 1993 and 16.1% to $635.5 million in 1992 over $547.5 million in 1991. Earnings per share attributable to Class E common stock were $1.51 in 1993 and $1.33 in 1992, up from $1.17 before the cumulative effect of an accounting change in 1991, and are based on the Available Separate Consolidated Net Income of EDS (described in Note 9 to the Financial Statements).
    EDS is a world leader in systems integration and communications services. Revenues from sources outside GM and its affiliates rose 7.5% in 1993 to $5,238.1 million and 30.3% in 1992 to $4,870.4 million and comprised 61.2% and 59.3%, respectively, of all EDS revenues. In addition, EDS continued to assist GM in a variety of re-engineering processes being implemented in the Corporation's factories and offices.
    EDS financial statements do not include the amortization of the $2,179.5 million initial cost to GM of EDS customer contracts, computer software programs, and other intangible assets, including goodwill, arising from the acquisition of EDS by GM in 1984. This cost, plus the $343.2 million cost of contingent notes purchased in 1986, less certain income tax benefits, was assigned principally to intangible assets, including goodwill, and is being amortized by GM over the estimated useful lives of the assets acquired. Such amortization, charged against Other Sector income, was $34.9 million in 1993 and 1992, and $169.4 million in 1991.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Summary Financial Data - EDS                     Years Ended December 31,
(Dollars in Millions                         --------------------------------
Except Per Share Amounts)                         1993       1992       1991
- -----------------------------------------------------------------------------
Revenues
Systems and other contracts
  GM and affiliates                          $3,323.7    $3,348.5  $3,362.2
  Outside customers                           5,183.6     4,806.7   3,666.3
Interest and other income                        54.5        63.7      70.5
- -----------------------------------------------------------------------------
Total Revenues                                8,561.8     8,218.9   7,099.0
Costs and Expenses                            7,430.5     7,218.1   6,205.3
Income Taxes                                    407.3       365.3     330.7
- -----------------------------------------------------------------------------
Income before cumulative effect of
  accounting change                             724.0       635.5     563.0
Cumulative effect of accounting change              -           -
(15.5)(1)
- -----------------------------------------------------------------------------
Separate Consolidated Net Income               $724.0      $635.5    $547.5
=============================================================================
Available Separate Consolidated Net Income (2)
Average number of shares of Class E common
  stock outstanding (in millions) (Numerator)   243.0       209.1     195.3
Class E dividend base (in millions)
  (Denominator)                                 480.6       479.3     478.1
Available Separate Consolidated Net Income     $367.2      $278.4    $223.6
=============================================================================
Earnings Attributable to Class E
  Common Stock on a Per Share Basis
Before cumulative effect of accounting change    $1.51      $1.33     $1.17
Cumulative effect of accounting change               -          -     (0.03)
- -----------------------------------------------------------------------------
Net earnings attributable to Class E
  common stock                                   $1.51      $1.33     $1.14
Cash dividends per share of Class E common stock $0.40      $0.36     $0.32
=============================================================================
(1)Effective January 1, 1991, EDS adopted SFAS No. 109, Accounting for Income Taxes.
(2)Available Separate Consolidated Net Income is determined quarterly.


                          GM Hughes Electronics Corporation

    Reference should be made to GMHE's Management's Discussion and Analysis in
Exhibit 99(b) which is incorporated herein by reference.
    GMHE reported earnings of $921.6 million in 1993. This compares with a loss of $921.6 million in 1992 which included the restructuring charge and accounting changes for postretirement benefits and revenue recognition described previously, and earnings of $559.4 million in 1991 which included the accounting changes for general purpose spare parts and income taxes described previously. Excluding these special items, GMHE earnings in 1992 and 1991 would have been $699.9 million and $505.0 million, respectively. Revenues increased 9.9% to $13,517.5 million in 1993 and 6.6% to $12,297.1 million in 1992. Revenue increases in 1993 were primarily due to a full year of operations of the missile business acquired in August 1992 and to the increased production volumes and electronic content per vehicle in the automotive electronics segment. The improvement in operating results was due to the aforementioned revenue increase, cost reductions, and improved margins in both the automotive electronics and defense segments.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    GMHE participates in four major business segments: automotive electronics, telecommunications and space, defense electronics, and commercial technologies. Revenues for the automotive electronics sector were $4,491.6 million, up 12.7% from $3,985.8 million in 1992 and $3,660.4 million in 1991. Telecommunications and space revenues were $2,178.0 million, a 13.0% increase over the 1992 total of $1,927.9 million and a 17.9% increase over 1991. Defense electronics revenues for 1993 were $6,112.1 million compared with $5,547.0 million in 1992 and $5,325.1 million in 1991. Commercial technologies 1993 revenues were $735.8 million, a 12.0% decrease from 1992 but a 4.0% increase over 1991. In 1993, GMHE's business mix was 33% automotive, 16% telecommunications and space, 45% defense, and 6% commercial, compared to 32%, 16%, 45%, and 7%, respectively, in 1992 and 32%, 16%, 46%, and 6%, respectively, in 1991. GMHE also provides direct support to GM by supplying components and technologies for GM vehicles.
    In July 1993, GMHE sold its 30% ownership interest in the Japan Communications Satellite Company which resulted in a $89.7 million pre-tax gain. In December 1993, GMHE sold Hughes Rediffusion Simulation Limited and related entities which resulted in a pre-tax loss of $55.0 million. Amounts for 1992 include a $28.0 million pre-tax gain on the sale of assets to Hughes-JVC Technology Corporation and $35.0 million of pre-tax income from a patent infringement settlement. In August 1992, GMHE acquired the missile business of General Dynamics Corporation (GD) for 21.5 million shares of Class H common stock valued at $450.0 million and cash of $62.8 million. Subsequently, GD sold those shares as part of a 29.1 million share public offering of Class H common stock. The principal purpose of the offering was to broaden the public trading market for Class H shares and thereby increase their liquidity. The remaining 7.6 million shares were issued by GM, and the proceeds were used for general corporate purposes.
    Earnings (Loss) per share attributable to Class H common stock were $2.30 in 1993, ($2.29) in 1992, and $1.39 in 1991, and are based on the Available Separate Consolidated Net Income (Loss) of GMHE (described in Note 9 to the Financial Statements).

                                                   Years Ended December 31,
Summary Financial Data - GMHE               ---------------------------------
(Dollars in Millions)                            1993        1992        1991
- ------------------------------------------------------------------------------
Revenues
Net sales
  Outside customers                          $9,062.8    $8,267.6    $7,906.9
  GM and affiliates                           4,387.4     3,901.4     3,573.6
Other income-net                                 67.3       128.1        60.1
- ------------------------------------------------------------------------------
Total Revenues                               13,517.5    12,297.1    11,540.6
Costs and Expenses                           12,147.1    12,547.6 (1)10,869.3
Income Taxes (Credit)                           572.6       (77.2)      290.2
- ------------------------------------------------------------------------------
Income (Loss) before cumulative
  effect of accounting changes                  797.8      (173.3)      381.1
Cumulative effect of accounting changes (2)         -      (872.1)       54.4
- ------------------------------------------------------------------------------
Net Income (Loss)                               797.8    (1,045.4)      435.5
Adjustments to exclude the effect of GM
  purchase accounting adjustments related
  to Hughes (3)                                 123.8       123.8       123.9
- ------------------------------------------------------------------------------
Earnings (Loss) Used for Computation of
  Available Separate Consolidated Net
  Income (Loss)                                $921.6     ($921.6)     $559.4
==============================================================================
Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                                    Years Ended December 31,
(Dollars in Millions                            -----------------------------
Except Per Share Amounts)                           1993       1992     1991
- ------------------------------------------------------------------------------
Available Separate Consolidated Net Income (Loss) (4)
Average number of shares of Class H common
  stock outstanding (in millions) (Numerator)       88.6       75.3     73.7
Class H dividend base (in millions) (Denominator)  399.9      399.9    399.9
Available Separate Consolidated Net Income (Loss) $204.5    ($142.3)  $104.6
==============================================================================
Earnings (Loss) Attributable to Class H
  Common Stock on a Per Share Basis
    Before cumulative effect of
      accounting changes                           $2.30     ($0.11)  $1.26
    Cumulative effect of accounting changes            -      (2.18)(2)
0.13(3)
- ------------------------------------------------------------------------------
    Net earnings (loss) attributable to
      Class H common stock                         $2.30     ($2.29)  $1.39
Cash dividends per share of Class H common stock   $0.72      $0.72   $0.72
==============================================================================
(1)Includes one-time $1,237.0 million (after-tax $749.4 million or $1.87 per share of Class H common stock) restructuring charge primarily attributable to redundant facilities and related employment costs at Hughes.
(2)Effective January 1, 1992, GMHE adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Hughes changed its revenue recognition policy for certain commercial businesses from the cost-to-cost method to the units-of-delivery method. Effective January 1, 1991, accounting procedures at Delco Electronics were changed to include in inventory general purpose spare parts previously charged directly to expense and GMHE adopted SFAS No. 109, Accounting for Income Taxes.
(3)Amortization of intangible assets arising from GM's acquisition of Hughes.
(4)Available Separate Consolidated Net Income (Loss) is determined quarterly.

Liquidity and Capital Resources
    The return to overall profitability in 1993 resulted in much stronger cash flow from operations this year compared with the previous two years. The Corporation's net losses in 1992 and 1991 had adverse effects on cash flow and balance sheet strength during those periods. Despite negative business conditions during this period, GM was able to meet its funding needs through outside borrowings, sale of finance receivables, equity issuances, sale of assets, sale and leasebacks, and other means.
    In 1992 and 1991, GM's earnings were inadequate to cover its fixed charges (principally interest and related charges on debt), primarily as a result of losses incurred by NAO. The Corporation is implementing fundamental changes which it believes will restore the profitability of those operations and enable the Corporation to have earnings sufficient to cover its fixed charges, as was the case in 1993.
    GM had its strongest cash position ever at year-end. Cash and cash equivalents, including GMAC, were $13,790.5 million at December 31, 1993, up from $11,078.6 million a year earlier due to net cash provided by operating and investing activities exceeding net cash used in financing activities.
    Cash and cash equivalents at December 31, 1993 with GMAC on an equity basis were $9,762.5 million, up from $7,207.6 million a year earlier. The increase was due to an excess of net cash provided by operating and investing activities over net cash used in financing activities.
    Net cash provided by operating activities, including GMAC, was $14,655.8 million in 1993, $9,990.9 million in 1992, and $6,498.5 million in 1991. Net cash provided by operating activities with GMAC on an equity basis was $11,406.3 million in 1993, $6,699.6 million in 1992, and $4,674.9 million in
1991.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The provisions for plant closings and other restructurings represented $950.0 million, $1,237.0 million, and $2,820.8 million of noncash charges to income in 1993, 1992, and 1991, respectively. The Corporation's plant closing and restructuring reserve (excluding environmental) at December 31, 1993 was $4,120.6 million. Approximately $3,788.0 million of this total represents employee job security and facility holding costs which will require future cash outflows, generally spread evenly over the next six years. Such cash flows will be influenced by the Corporation's ability to manage its work force efficiently and effectively within and across geographic areas during this period. As a result of the improved alignment of plant capacity and market demand, the Corporation expects to achieve improved operating results and cash flows.
    Net cash provided by (used in) investing activities, including GMAC, was $457.4 million in 1993, $1,542.8 million in 1992, and ($2,798.9) million in
1991. GMAC received $13,072.2 million in 1993, $11,201.8 million in 1992, and $2,926.9 million in 1991 from proceeds from sales of finance receivables.
Such sales, which are an integral element in GMAC's strategy to minimize liquidity concerns, accelerate the conversion of receivables to cash. With GMAC on an equity basis, net cash provided by investing activities amounted to $2,465.0 million in 1993, compared to net cash used of $4,162.6 million in 1992 and $5,068.8 million in 1991.
    Net cash used in financing activities, including GMAC, was $12,477.5 million in 1993, $6,904.9 million in 1992, and $947.8 million in 1991. Net cash used in financing activities with GMAC on an equity basis was $11,397.6 million in 1993, compared to net cash provided by financing activities of $628.2 million in 1992 and $939.5 million in 1991.
    In 1993, cash flows from investing and financing activities, with GMAC on an equity basis, were significantly affected by the discontinuation of GM financing of certain dealer wholesale receivables and the use of the related proceeds to retire certain intercompany financing arrangements with GMAC.
    In May 1993, GM redeemed all of the $5.00 Series and $3.75 Series of Preferred Stock for $265.0 million. In authorizing the redemption, the Board of Directors determined that the action would provide additional financial flexibility to the Corporation by eliminating certain covenants contained in the terms of the Preferred Stock.
    To help meet its funding needs, GM issued several different series of preference stock providing aggregate net proceeds of $2,498.1 million in 1992 and $1,795.5 million in 1991. In addition, GM raised $2,165.4 million in May 1992 through the issuance in a public offering of 57.0 million shares of $1-2/3 par value common stock and $129.4 million in October 1992 from the issuance of 7.6 million Class H shares. The 7.6 million Class H shares were in addition to the 21.5 million Class H shares issued to finance the acquisition of GD's missile business.
    In May 1993, GM, certain subsidiaries, and affiliates finalized agreements establishing six syndicated bank credit facilities providing aggregate available credit of $20.6 billion. Three of the facilities were established in the United States and three in Europe. The six syndicated facilities represent a refinancing of just over half of the aggregate worldwide bank credit facilities available to GM, GMAC, and their subsidiaries and affiliates.
    In addition, an aggregate of approximately $4 billion of other existing credit facilities maintained by various GM and GMAC subsidiaries in Europe, Canada, and Australia have been renogotiated on a one-on-one basis with various individual banks in order to extend maturities and convert currently uncommitted facilities into committed revolving credit facilities. In total, about $25 billion of the approximately $40 billion in aggregate direct bank credit facilities worldwide maintained by GM and GMAC have been refinanced.
    During 1993, notes and loans payable of GM and its subsidiaries including GMAC (as detailed in Note 14 to the Financial Statements) decreased 14.7% to $70,441.2 million at year-end from $82,592.3 million at December 31, 1992. During 1992, notes and loans payable decreased 12.2% primarily due to lower levels of finance receivables at GMAC.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 12.58 to 1 at December 31, 1993 and 13.27 to 1 a year earlier.
    Long-term debt of GM and its subsidiaries with GMAC on an equity basis was $6,218.4 million at the end of 1993, a decrease of $638.1 million during the year. The ratio of long-term debt to the total of long-term debt and stockholders' equity (excluding stocks subject to repurchase) was 52.6% at December 31, 1993 and 52.4% at December 31, 1992. The ratio of long-term debt and short-term loans payable to the total of this debt and stockholders' equity (excluding stocks subject to repurchase) was 57.8% at the end of 1993 and 56.4% at the end of 1992.
    In February 1993, Standard & Poor's Corporation (S&P) lowered the long-term debt, commercial paper and preference stock ratings of GM, GMAC, GMHE, and EDS. GM's, GMAC's, and GMHE's S&P ratings were lowered from A- to BBB+ for senior debt, within the ten investment grade ratings available from S&P for long-term debt, and GMAC's, EDS', and GMHE's ratings were lowered from A-1 to A-2 for commercial paper, within the four investment grade ratings available from S&P for commercial paper. The rating on GM's preference stock was lowered from BBB+ to BBB. In October 1993, at the time of GM's labor contract settlement, S&P revised its ratings outlook from stable to negative. In November 1992, Moody's Investors Service, Inc. lowered its rating of senior debt of GM, GMAC, and GMHE to Baa1 from A2, within the ten investment grade ratings available from Moody's for long-term debt. Concurrently, Moody's lowered its rating of GMAC and GMHE commercial paper from Prime-1, the highest of three investment grade ratings available from Moody's for commercial paper, to Prime-2. In addition, the rating of GM preference stock was lowered to baa3 from a3. Moody's cited GM's continued net losses in North America as the basis for its action. Moody's affirmed the Prime-1 rating of EDS commercial paper.
    In addition, substantially all of the short-, medium-, and long-term debt issued by GMAC and the senior debt of GM is rated by Fitch Investors Service, Inc. (Fitch) and Duff & Phelps Credit Rating Co. (D&P). The senior debt of GM and GMAC is rated A- by both agencies, within the ten investment grade ratings available. GMAC commercial paper has received ratings of F-1 by Fitch, the second highest of four investment grade ratings available, and D-1 by D&P, the second highest of five investment grade ratings available. GM's preference shares are rated BBB+ by Fitch and D&P.
    Lower ratings generally result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
    Despite the downgrading by Moody's and S&P, GM management believes that GM and GMAC remain highly liquid, retain good access to the capital markets, and maintain extensive bank credit facilities. GM management believes that restoring NAO to profitability should favorably impact the Corporation's credit ratings over time.
    At year-end 1993, unused short-term credit facilities totaled approximately $14.7 billion and unused long-term credit facilities totaled approximately $18.2 billion, compared with $19.0 billion and $8.4 billion, respectively, at the end of 1992.
    Worldwide capital expenditures, excluding GMAC, were $6.4 billion in 1993 and 1992, and $7.1 billion in 1991. Expenditures in 1993 were devoted primarily to product development in continued support of the Corporation's programs to improve vehicle quality, performance, and styling. GMAC's capital expenditures were approximately $118.5 million in 1993, $149.7 million in 1992, and $134.9 million in 1991.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    Of the 1993 worldwide expenditures for real estate, plants, and equipment, approximately 71% were in the United States (56% in 1992 and 69% in 1991), 5% in other North America (3% in 1992 and 1991), and 24% overseas (41% in 1992 and 28% in 1991).
    Commitments for capital spending, including special tools, were $2.7 billion at December 31, 1993. Capital expenditures for 1994 are estimated to be $7.6 billion.
    GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. At the November 1992 meeting of the General Motors Board of Directors, the quarterly dividend on the $1-2/3 par value common stock was reduced from $0.40 per share to $0.20 per share to conserve cash and strengthen GM's competitive position. In February 1991, the Board of Directors had reduced the quarterly dividend to $0.40 per share from $0.75 per $1-2/3 par value share.
    With respect to Class E and Class H common stocks, the Corporation's current policy is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. In February 1994, the Board of Directors increased the quarterly dividends on Class E common stock from $0.10 per share to $0.12 per share and on Class H common stock from $0.18 per share to $0.20 per share.
    Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H common stock of $0.18 per share for each of the quarters of 1993, 1992, and 1991, which was more than 35% of the Available Separate Consolidated Net Income of GMHE for the prior year.
    At December 31, 1993, the Corporation's capital surplus less accumulated deficit was $4,870.0 million, $3,243.8 million, and $1,886.7 million on $1-2/3 par value, Class E, and Class H common stocks, respectively, as allocated pursuant to GM's Certificate of Incorporation. However, consistent with Delaware law, which governs the amount legally available for the payment of dividends on the Corporation's common stock, the Board of Directors has determined that such amount is materially higher than the Corporation's capital surplus less accumulated deficit.
    Book value per share of $1-2/3 par value common stock was $1.65 at the end of 1993, down from $1.98 a year earlier and $37.18 at the end of 1991. Book value per share of Class E common stock decreased to $0.21 from $0.25 and $4.76 at the end of 1992 and 1991, respectively. Book value per share of Class H common stock decreased to $0.83 from $0.99 and $18.61 at the end of 1992 and 1991, respectively. The declines noted above for 1993 and 1992 are primarily attributable to the reduction of equity required by the Corporation's additional minimum pension obligation and to the cumulative effect of the postretirement benefit accounting change.

Deferred Taxes

    The Corporation's consolidated balance sheet at December 31, 1993 includes a deferred tax asset of approximately $19.5 billion related to net future deductible temporary differences (see Note 8 to the Financial Statements) in the U.S. of which approximately $14.1 billion relates to the obligation for postretirement benefits other than pensions. The Corporation believes it is likely that such benefits will be realized through the reduction of future taxable income.
    Management has carefully considered various factors in assessing the probability of realizing these deferred tax benefits including:
    . Recent operating results of GMAC, EDS, and GMHE which collectively generated U.S. pre-tax income of approximately $3.4 billion, $2.3 billion, and $2.6 billion in 1993, 1992, and 1991, respectively.
    . Significant reductions in 1993 and 1992 U.S. automotive losses and overall financial forecasts of book and taxable income for the 1994-1998 period. Improvements are expected from plant closings and other restructuring actions, material cost reduction initiatives, employee headcount reductions, and marketing initiatives to create a more profitable retail/fleet vehicle mix. NAO's 1994 objective is to be profitable at a net income level.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    . The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that the Corporation does not have, and does not expect to generate in the near future, any significant U.S. Federal tax net operating loss carryforwards.
    . The extended period of time over which the tax benefits can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.
    . The fact that the Corporation has never lost deferred Federal tax benefits due to the expiration of a U.S. net operating loss carryforward.

    For illustrative purposes, the Corporation estimates that it will require approximately $18.0 billion in U.S. taxable income over the next five years to realize the recorded deferred tax benefit from temporary differences between book and taxable income that are expected to impact taxable income over the five-year period. The Corporation expects to realize the related deferred tax benefit of $6.3 billion. This expectation is based on improved operating results in the U.S., available tax planning, and the recurring nature of many temporary differences between book and taxable income. (Examples of temporary differences expected to recur in future periods are product warranty and sales incentive expenses which will generate additional deferred tax assets, thereby offsetting the realization of previously recorded deferred tax assets related to these items).
    As shown in the table, which provides a reconciliation of the Corporation's pre-tax book U.S. loss and taxable U.S. income (loss), U.S. taxable income is estimated at $7.1 billion for 1993.

(Dollars in Millions)                            1993        1992        1991
- ------------------------------------------------------------------------------
Pre-tax U.S. loss from all sources            ($512.7)  ($6,767.3)  ($9,875.4)
Foreign income taxable in the U.S.            6,581.0*      589.0       982.9
Temporary differences                           566.4*    3,754.9     6,440.6
Other - including goodwill and other
  non-deductible expenses                       427.3*      581.5       410.8
- ------------------------------------------------------------------------------
    U.S. taxable income (loss)               $7,062.0*  ($1,841.9)  ($2,041.1)
==============================================================================
*Estimated amounts

    The effect of U.S. taxable income in 1993 is expected to be substantially offset by the use of foreign tax credits. The taxable losses in 1992 and 1991 were carried back to prior years.

Pensions

    At year-end 1993, GM's total unfunded pension position increased to $22.3 billion ($18.5 billion U.S. and $3.8 billion non-U.S.) from $14.0 billion a year ago. Major factors contributing to this increase were the decline in interest rates which resulted in lower discount rates used to compute the projected benefit obligation of the plans as well as pension benefit increases as a result of labor negotiations in the U.S. and Canada, partially offset by better than expected investment returns on pension funds assets and greater than legally required contributions.
    In December 1992, GM's Board of Directors approved a plan with the long-term goal that its principal U.S. plans be fully funded on an ongoing economic basis by the year 2000. In measuring its pension obligations for the purpose of developing its long-term pension funding plan, the Corporation uses a more stable long-term rate of return (i.e., 10%) that it expects to achieve on the investment of plan assets rather than the more volatile long-term bond rate which is subject to annual adjustments under current pension accounting standards.
    To meet this goal, the Corporation contributed $4.4 billion in the 1993 calendar year, $3.0 billion more than was required by law. The $4.4 billion includes $838.1 million in the form of GM $1-2/3 par value common stock sold to the Corporation from individual employee accounts in various stock savings plans of the Corporation. In addition, the Corporation plans to contribute substantial additional amounts above those required by current law in 1994 and future years.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The Corporation is also considering a contribution of approximately 180 million shares of GM Class E common stock to its U.S. Hourly-Rate Employees Pension Plan to reduce the Corporation's unfunded liability to the Plan. The market value of these shares at December 31, 1993 was approximately $5.3 billion.
    The contribution of Class E stock is dependent upon obtaining a number of regulatory approvals. In order to proceed, GM must obtain various exemptions and rulings from a number of U.S. Government agencies. In addition, GM will seek relief from the excise tax that can apply when large contributions are made to pension plans. The Pension Benefit Guaranty Corporation (PBGC) reform bill (HR3396) proposes this relief. GM has been in discussions with the PBGC regarding its unfunded pension liability. If GM obtains the necessary government approvals, the stock contribution would require approval by the GM Board of Directors. No assurance can be given at this time that the exemptions and rulings will be obtained.
    GM expects to make the cash contributions that it would otherwise owe in the near-term without considering this contribution of Class E stock.

Environmental Matters

    The Corporation is subject to various laws relating to protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged.
    As disclosed in Note 15, Other Liabilities and Deferred Credits, the accrued liability for worldwide environmental cleanup was $659.3 million at December 31, 1993, $519.1 million at December 31, 1992, and $446.0 million at December 31, 1991. Such amounts are currently believed to be sufficient. In future periods, new laws or regulations, advances in technologies, and additional information about the ultimate remedy selected at new and existing sites, and the Corporation's share of the cost of such remedies, could significantly change the Corporation's estimates.
    Note 1, Significant Accounting Policies, describes the Corporation's methodology for estimating environmental liabilities. The process of estimating such liabilities is complex and is dependent primarily on the existence and quality of historical information and physical data relating to a contaminated site, the complexity of the site, uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties ("PRPs") at multi-party sites, the number and financial viability of other PRPs, and the timing of expenditures.
    In 1993, 1992, and 1991, the Corporation expensed $104.7 million, $114.0 million, and $194.9 million, respectively, for environmental cleanup. In addition, worldwide capital expenditures, as discussed previously, include $211.5 million, $246.9 million, and $218.0 million in 1993, 1992, and 1991, respectively, for various environmental matters.

New Accounting Standards

    In November 1992, the Financial Accounting Standards Board (FASB) issued SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Standard requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement.
    GM will adopt the Standard effective January 1, 1994. The adoption of the new accounting Standard will result in an after-tax charge to earnings of $758 million, or $1.05 per share of GM $1-2/3 par value common stock in the first quarter of 1994. The ongoing effect in subsequent periods is not expected to be material. The non-cash charge is primarily related to GM's extended-disability benefit program in the U.S. which, under the new accounting Standard, will be accrued on a service-driven basis. The unfavorable effect of adopting SFAS No. 112 for the Corporation's GM Hughes Electronics Corporation subsidiary is $30 million, or $0.08 per share of GM Class H common stock. The effect at Electronic Data Systems Corporation is not material and there is no effect on GM Class E common stock earnings.
    In May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1995. The Standard requires that

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The Corporation has not determined if it will adopt this Standard early and believes its impact will not be material.
    Also in May 1993, the FASB issued SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994. The Standard establishes new accounting and reporting requirements for investments in certain equity securities that have readily determinable fair values and for all investments in debt securities. The Corporation believes this Standard will have an immaterial effect on stockholders' equity.

               GENERAL MOTORS OPERATIONS WITH GMAC ON AN EQUITY BASIS

In order to facilitate analysis, the following financial statements present financial data for the Corporation's manufacturing, wholesale marketing, defense, electronics, and computer service operations with the financing and insurance operations reflected on an equity basis. This is the same basis and format used in years prior to GM's adoption of SFAS No. 94, Consolidation of All Majority-owned Subsidiaries:

Statement of Consolidated Operations
With GMAC on an Equity Basis                   Years Ended December 31,
                                     -----------------------------------------
(Dollars in Millions)                      1993           1992           1991
- ------------------------------------------------------------------------------
Net Sales and Revenues (1)
Manufactured products                $119,803.2     $113,489.0     $105,215.8
Computer systems services               5,449.5        5,082.6        3,941.1
- ------------------------------------------------------------------------------
Total Net Sales and Revenues          125,252.7      118,571.6      109,156.9
- ------------------------------------------------------------------------------
Costs and Expenses
Cost of sales and other operating
  charges, exclusive of items
  listed below                        106,497.1      105,423.0       97,691.2
Selling, general, and administrative
  expenses                              9,765.7        9,633.6        9,148.3
Depreciation of real estate, plants,
  and equipment                         3,824.7        3,670.3        3,740.1
Amortization of special tools           2,535.3        2,504.0        1,819.5
Amortization of intangible assets         189.3          189.1          320.2
Special provision for scheduled plant
  closings and other restructurings       950.0(2)     1,237.0        2,820.8
- ------------------------------------------------------------------------------
Total Costs and Expenses              123,762.1      122,657.0      115,540.1
- ------------------------------------------------------------------------------
Operating Income (Loss)                 1,490.6       (4,085.4)      (6,383.2)
Other income less income
  deductions - net (3)                  1,195.3        1,046.3        1,942.1
Interest expense                       (1,510.9)      (1,886.8)      (2,375.3)
- ------------------------------------------------------------------------------
Income (Loss) before Income Taxes       1,175.0       (4,925.9)      (6,816.4)
Income tax credit                        (482.1)      (1,594.9)      (1,510.3)
- ------------------------------------------------------------------------------
Income (Loss) after Income Taxes        1,657.1       (3,331.0)      (5,306.1)
Earnings of nonconsolidated affiliates    808.7          427.8          645.6
- ------------------------------------------------------------------------------
Income (Loss) before cumulative effect
  of accounting changes                 2,465.8       (2,903.2)      (4,660.5)
Cumulative effect of accounting
  changes                                     -      (20,595.1)(4)      207.7
(5)
- ------------------------------------------------------------------------------
Net Income (Loss)                      $2,465.8     ($23,498.3)     ($4,452.8)
==============================================================================
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.
Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


(1)Includes sales to nonconsolidated affiliates of $1,059.2 million in 1993, $984.8 million in 1992, and $1,039.0 million in 1991, including $265.9 million in computer systems services revenues for 1993, $275.9 million for 1992, and $274.8 million for 1991.
(2)Plant closing reserve increase of $950.0 million in 1993 as discussed previously.
(3)Includes loss on the sale of AGT of $305.6 million in 1993, the NCRS charge of $813.2 million and gain on the sale of Daewoo Motor Co. of $162.8 million in 1992, and gain on the sale of the GM New York building of $610.3 million in 1991.
(4)Effective January 1, 1992, the Corporation adopted SFAS No. 106,
    Employers' Accounting for Postretirement Benefits Other Than Pensions. Not included is the unfavorable cumulative effect on GMAC earnings of $282.6 million of adopting SFAS No. 106 because the cumulative effect is included in earnings of nonconsolidated affiliates. Also effective January 1, 1992, Hughes changed its revenue recognition policy as discussed previously.
(5)Effective January 1, 1991, accounting procedures were changed to include in inventory general purpose spare parts. Also, the Corporation adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1991; however, not included is the favorable cumulative effect on GMAC earnings of $331.5 million of adopting SFAS No. 109 because the cumulative effect is included in earnings of nonconsolidated affiliates.

Consolidated Balance Sheet
With GMAC on an Equity Basis                                  December 31,
                                                       ----------------------
(Dollars in Millions)               ASSETS                  1993         1992
- ------------------------------------------------------------------------------

Current Assets
Cash and cash equivalents                               $9,762.5     $7,207.6
Other marketable securities                                722.5        753.2
- ------------------------------------------------------------------------------
  Total cash and marketable securities                  10,485.0      7,960.8
Accounts and notes receivable
  Trade                                                  5,563.1     14,906.3
  Nonconsolidated affiliates                             2,955.2      3,196.8
Inventories                                              8,615.1      9,343.6
Contracts in process                                     2,376.8      2,456.4
Prepaid expenses and deferred income taxes               8,036.3      7,271.6
- ------------------------------------------------------------------------------
Total Current Assets                                    38,031.5     45,135.5
Equity in Net Assets of Nonconsolidated Affiliates       8,638.5      9,170.6
Deferred Income Taxes                                   14,874.1     13,426.3
Other Investments and Miscellaneous Assets              12,586.4      9,395.7
Property - Net                                          34,103.9     35,228.0
Intangible Assets                                       12,746.1      9,000.1
- ------------------------------------------------------------------------------
Total Assets                                          $120,980.5   $121,356.2
==============================================================================

Certain amounts for 1992 have been reclassified to conform with 1993 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


LIABILITIES AND STOCKHOLDERS' EQUITY                          December 31,
                                                      -----------------------
(Dollars in Millions)                                       1993         1992
- ------------------------------------------------------------------------------

Current Liabilities
Accounts payable                                        $9,546.5     $9,010.4
Loans payable                                            1,449.6      1,197.1
Income taxes payable                                       389.9        743.0
Accrued liabilities and deferred income taxes
  (including current portion of postretirement
  benefits other than pensions)                         23,823.3     22,931.4
Stocks subject to repurchase                                  -         315.0
- ------------------------------------------------------------------------------
Total Current Liabilities                               35,209.3     34,196.9
Long-Term Debt                                           6,218.4      6,856.5
Payable to GMAC*                                         1,355.5     11,563.2
Capitalized Leases                                         165.2        198.9
Postretirement Benefits Other Than Pensions             35,423.6     33,145.5
Pensions                                                20,583.3     12,086.8
Other Liabilities and Deferred Income Taxes             14,739.7     15,204.9
Deferred Credits                                         1,238.0      1,427.9
Stocks Subject to Repurchase                               450.0        450.0
Stockholders' Equity                                     5,597.5      6,225.6
- ------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity            $120,980.5   $121,356.2
==============================================================================

Certain amounts for 1992 have been reclassified to conform with 1993 classifications.

*During 1986 through 1993, for marketing and financial reasons GM assumed part of the dealer inventory financing previously provided by GMAC. Primarily to support these receivables, General Motors entered into a financing agreement with GMAC which provided that GMAC would extend loans to GM up to a maximum of $17 billion which would bear interest at floating market rates. GMAC serviced these receivables for General Motors for a fee. This financing agreement ensured that GMAC's ongoing funding activities would continue, and returned to GMAC the approximate amount of interest and fees it would have earned had it retained the dealer inventory financing business. As of December 1, 1993, GMAC resumed the financing of wholesale receivables and the amounts previously borrowed under this agreement with GMAC were repaid. This financing agreement has been terminated.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Statement of Consolidated Cash Flows
With GMAC on an Equity Basis                     Years Ended December 31,
                                         -------------------------------------
(Dollars in Millions)                         1993         1992          1991
- ------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Income (Loss) before cumulative effect
    of accounting changes                 $2,465.8   ($2,903.2)(1)
($4,660.5)(2)
  Adjustments to reconcile income (loss)
    before cumulative effect of accounting
    changes to net cash provided by
    operating activities
      Depreciation and amortization of
        property                           6,360.0      6,174.3       5,559.6
      Amortization of intangible assets      189.3        189.1         320.2
      Special provision for scheduled
        plant closings and other
        restructurings                       950.0      1,237.0       2,820.8
      Provision for inventory allowances      44.1         28.5          40.1
      Pension expense, net of cash
        contributions                     (1,548.2)       273.4       1,167.7
      Pre-tax (gain) loss on sales
        of various assets                    305.6       (162.8)       (610.3)
      Write-down of investment in National
        Car Rental System Inc.                   -        813.2             -
      Provision for ongoing postretirement
        benefits other than pensions,
        net of cash payments               2,355.7      2,170.1             -
      Change in deferred income taxes     (1,345.8)    (2,833.5)     (3,070.3)
      Undistributed earnings of non-
        consolidated affiliates (3)          448.1        724.5         221.0
      Proceeds from sale of trade
        receivables                              -          -           728.5
      Change in other operating assets
        and liabilities
          Accounts receivable               (106.0)      (741.8)       (590.2)
          Inventories (3)                    240.3        886.4        (310.4)
          Accounts payable                   552.2       (478.8)      1,210.5
          Income taxes payable (3)          (353.1)       245.6        (808.4)
          Other liabilities (3)             (455.9)      (754.4)      1,940.1
          Other (3)                        1,304.2      1,832.0         716.5
- ------------------------------------------------------------------------------
Net Cash Provided by Operating
  Activities                             $11,406.3     $6,699.6      $4,674.9
- ------------------------------------------------------------------------------
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.

(1)Includes the unfavorable cumulative effect on GMAC earnings of $282.6 million from adopting SFAS No. 106, Employers' Accounting for
    Postretirement Benefits Other Than Pensions.
(2)Includes the favorable cumulative effect on GMAC earnings of $331.5 million from adopting SFAS No. 109, Accounting for Income Taxes.
(3)Excluding effect of accounting changes.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                                  Years Ended December 31,
                                              --------------------------------
(Dollars in Millions)                              1993       1992       1991
- ------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Investment in companies, net of
    cash acquired                               ($232.4)   ($134.7)   ($779.1)
  Expenditures for real estate, plants,
    and equipment                              (3,703.6)  (4,187.0)  (4,120.2)
  Expenditures for special tools               (2,648.6)  (2,252.9)  (2,956.8)
  Proceeds from disposals of real estate,
    plants, and equipment                         447.1      120.3      659.1
  Proceeds from sale and leaseback of
    capital assets                                   -      654.9       954.1
  Proceeds from the sale of various assets        231.5     162.8           -
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions                (2,554.9)  (4,676.0)  (2,954.2)
    Investments in other marketable
      securities - liquidations                 2,585.6    4,363.0    3,629.2
    Notes and finance receivables               8,811.0    1,718.4      586.2
    Operating leases - net                       (470.7)      68.6      (87.1)
- ------------------------------------------------------------------------------
Net Cash Provided by (Used in)
  Investing Activities                          2,465.0   (4,162.6)  (5,068.8)
- ------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Net increase (decrease) in loans payable        252.5   (1,013.4)    (741.8)
  Increase in long-term debt                      989.6    3,951.6    2,722.0
  Decrease in long-term debt                   (1,627.7)  (3,634.8)    (889.5)
  Net decrease in payable to GMAC             (10,207.7)  (2,303.0)    (660.0)
  Redemption of Series H preference stocks           -      (243.9)    (225.1)
  Redemption of Howard Hughes Medical
    Institute put options                        (315.0)    (300.0)    (600.0)
  Repurchases of common and preferred stocks     (265.6)      (7.2)     (10.4)
  Proceeds from issuing common and
    preference stocks                             860.2    5,555.7    2,506.6
  Cash dividends paid to stockholders          (1,083.9)  (1,376.8)  (1,162.3)
- ------------------------------------------------------------------------------
Net Cash Provided by (Used in)
  Financing Activities                        (11,397.6)     628.2      939.5
- ------------------------------------------------------------------------------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                             81.2       63.2      (57.7)
- ------------------------------------------------------------------------------
Net increase in cash and cash equivalents       2,554.9    3,228.4      487.9
Cash and cash equivalents at
  beginning of the year                         7,207.6    3,979.2    3,491.3
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of the year   $9,762.5   $7,207.6   $3,979.2
==============================================================================
Certain amounts for 1992 and 1991 have been reclassified to conform with 1993 classifications.

                                    *   *   *   *

GENERAL MOTORS CORPORATION                                           PART III
AND SUBSIDIARIES

ITEMS 10 THROUGH 13

    Certain information required by Part III (Items 10 through 13) of this form, other than the information set forth below, has been omitted because the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The names and ages of all executive officers of the Registrant at February 28, 1994 and their positions and offices with the Registrant on that date are as follows:

        Name and (Age)                      Positions and Offices
- ----------------------------  ------------------------------------------------

John F. Smith, Jr. (55)       Chief Executive Officer; President; Director;
                                Member, Finance Committee and Chairman,
                                The President's Council

William E. Hoglund (59)       Executive Vice President; Director; Member,
                                The President's Council

G. Richard Wagoner, Jr. (41)  Executive Vice President; Chief Financial
                                Officer; Member, The President's Council

Louis R. Hughes (45)          Executive Vice President; Member, The
                                President's Council

Harry J. Pearce (51)          Executive Vice President; General Counsel;
                                Member, The President's Council



    There are no family relationships, as defined, between any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. Each of the above executive officers was elected by the Board of Directors to hold office until the next annual election of officers and until his successor is elected and qualified or until his earlier resignation or removal. The Board of Directors elects the officers in conjunction with each annual meeting of the stockholders.





















                                        III-1

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


    Mr. John F. Smith, Jr. has been associated with General Motors since 1961. He was elected Executive Vice President in charge of International Operations in 1988. Effective August 1990, he was elected Vice Chairman of the Board of Directors. On April 6, 1992, Mr. Smith was elected President and Chief Operating Officer. Effective November 1992, he was elected Chief Executive Officer and President.


    Mr. Hoglund has been associated with General Motors since 1957. In 1988, he was elected Executive Vice President in charge of the Automotive Components Group and Power Products and Defense Operations Group. Effective August 1990, he assumed additional responsibility for Service Parts Operations. He was elected Chief Financial Officer effective April 6, 1992. Effective November 1992, he was elected a director and appointed head of the Corporate Affairs and Staff Support Group and NAO Quality and Reliability.


    Mr. Wagoner has been associated with General Motors since 1977. In October 1988, he became group director, strategic business planning for the Chevrolet-Pontiac-GM of Canada Group. He was elected vice president in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected president and managing director of General Motors do Brasil.
Effective November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors.


    Mr. Hughes has been associated with General Motors since 1966. He became vice president in charge of finance for General Motors Europe (GME) in January 1987. In March 1989, he was elected chairman and managing director of Adam Opel AG. He was elected president of GME and vice president and group executive of General Motors in April 1992. Effective November 1992, he was elected Executive Vice President, International Operations of General Motors.


    Mr. Pearce has been associated with General Motors since 1985. In May 1987, he was elected vice president and general counsel of General Motors. Effective November 1992, he was elected Executive Vice President of General Motors with responsibility for the Industry-Government Relations Staff, Environmental Activities Staff, Electronic Data Systems Corporation and GM Hughes Electronics Corporation.




















                                        III-2

GENERAL MOTORS CORPORATION                                           PART IV
AND SUBSIDIARIES

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.  All Financial Statements

    See Part II

    2.  Financial Statement Schedules                                Page No.
                                                                     --------


    General Motors Corporation and Subsidiaries
    -------------------------------------------

    Independent Auditors' Report....................................   II-3
    Schedule V-Property for the Years Ended December 31, 1993,
      1992, and 1991................................................   IV-5
    Schedule VI-Accumulated Depreciation of Real Estate, Plants,
      and Equipment for the Years Ended December 31, 1993, 1992,
      and 1991......................................................   IV-7
    Schedule VIII-Allowances for the Years Ended December 31,
      1993, 1992, and 1991..........................................   IV-8
    Schedule X-Supplementary Income Statement Information for
      the Years Ended December 31, 1993, 1992, and 1991.............   IV-9

    Financial Statements and Financial Statement Schedules Omitted
    --------------------------------------------------------------

      Financial statements of associates are omitted because the conditions requiring such filing, as stated in paragraph (a) of Rule 3-09 of Regulation S-X, have not been met.

      Other financial statements and financial statement schedules are omitted
      (1) because of the absence of the conditions under which they are required or (2) because the information called for is shown in the financial statements and notes thereto.

    3.  Exhibits (Including Those Incorporated by Reference).

Exhibit No.                                                          Page No.
- -----------                                                         ---------

 (3)(a) Restated Certificate of Incorporation as amended to November 2, 1992, incorporated by reference to the Form SE of General Motors Corporation dated March 22, 1993, and Amendment to Article Fourth of the Certificate of Incorporation - Division III - Preference Stock, by reason of the Certificates of Designations filed with the Secretary of State of the State of Delaware on September 14, 1987 and the Certificate of Decrease filed with the Secretary of State of the State of Delaware on September 29, 1987 (pertaining to the six series of Preference Stock contributed to the General Motors pension trusts), incorporated by reference to Exhibit 19 to the Quarterly Report on Form 10-Q of General Motors Corporation for the quarter ended June 30, 1990 in the Form SE of General Motors Corporation dated August 6, 1990; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on June 28, 1991 (pertaining to Series A Conversion Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 33-43744 in the Form SE of General Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on December 9, 1991

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES



        (pertaining to Series B 9-1/8% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No. 33-45216 in the Form SE of General Motors Corporation dated January 27, 1992; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on February 14, 1992 (pertaining to Series C Convertible Preference Stock), incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for the year ended December 31, 1991 in the Form SE of General Motors Corporation dated March 20, 1992; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on July 15, 1992 (pertaining to Series D 7.92% Preference Stock), incorporated by reference to Exhibit 3(a)(2) to the Quarterly Report on Form 10-Q of General Motors Corporation for the quarter ended June 30, 1992 in the Form SE of General Motors Corporation dated August 10, 1992; and as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on December 15, 1992 (pertaining to Series G 9.12% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No. 33-49309 in the Form SE of
        General Motors Corporation dated January 25, 1993               N/A
    (b) By-Laws as amended to December 6, 1993, incorporated by reference to
        Exhibit 3(ii) to the Current Report on Form 8-K of General Motors
        Corporation dated December 6, 1993 . . . .                      N/A
 (4)(a) Form of Indenture relating to the $500,000,000 8-1/8%
        Debentures Due April 15, 2016 dated as of April 1, 1986
        between General Motors Corporation and Citibank, N.A.,
        Trustee, incorporated by reference to Exhibit 4 to
        Amendment No. 1 to Form S-3 Registration Statement
        No. 33-4452 and resolutions adopted by the Special
        Committee on April 15, 1986, incorporated by reference
        to Exhibit 4(a) to the Current Report on Form 8-K of
        General Motors Corporation dated April 24, 1986. . . . . . .    N/A
    (b) Form of Indenture relating to the $700,000,000 9-5/8%
        Notes Due December 1, 2000 and the $1,400,000,000
        Medium-Term Note Program dated as of November 15, 1990
        between General Motors Corporation and Citibank, N.A.,
        Trustee, incorporated by reference to Exhibit 4(a) to
        Form S-3 Registration Statement No. 33-37737 . . . . . . . .    N/A
    (c) Instruments defining the rights of holders of
        nonregistered debt of the Registrant have been omitted
        from this exhibit index because the amount of debt
        authorized under any such instrument does not exceed 10%
        of the total assets of the Registrant and its
        subsidiaries.  The Registrant agrees to furnish a copy of
        any such instrument to the Commission upon request . . . . .    N/A
(10)(a) The General Motors Hourly-Rate Employes Pension Plan,
        incorporated by reference to Exhibit 19(b) to the
        Quarterly Report on Form 10-Q of General Motors
        Corporation for the quarter ended June 30, 1988 in the
        Form SE of General Motors Corporation dated
        August 8, 1988 . . . . . . . . . . . . . . . . . . . . . . .    N/A

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES



    (b) General Motors Retirement Program for Salaried Employes,
        incorporated by reference to Exhibit 19(c) to the
        Quarterly Report on Form 10-Q of General Motors
        Corporation for the quarter ended June 30, 1985 in the
        Form SE of General Motors Corporation filed August 5,
        1985 and Amendments to this Program incorporated by
        reference to Exhibit 19(c) to the Quarterly Report on
        Form 10-Q of General Motors Corporation for the quarter
        ended June 30, 1988 in the Form SE of General Motors
        Corporation dated August 8, 1988 . . . . . . . . . . . . .      N/A
    (c)*General Motors Amended 1987 Stock Incentive Plan,
        incorporated by reference to Exhibit A to the Proxy
        Statement of General Motors Corporation dated
        April 13, 1992 . . . . . . . . . . . . . . . . . . . . . .      N/A
    (d)*General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of
        General Motors Corporation dated April 16, 1982. . . . . .      N/A
    (e)*General Motors 1987 Performance Achievement Plan,
        incorporated by reference to Exhibit A to the Proxy
        Statement of General Motors Corporation dated
        April 17, 1987 . . . . . . . . . . . . . . . . . . . . . .      N/A
    (f)*General Motors 1992 Performance Achievement Plan,
        incorporated by reference to Exhibit A to the Proxy
        Statement of General Motors Corporation dated
        April 13, 1992 . . . . . . . . . . . . . . . . . . . . . .      N/A
(11) Computation of Earnings (Loss) Per Share Attributable to
        Common Stocks for the Three Years Ended December 31, 1993.      IV-13
(12) Computation of Ratios of Earnings to Fixed Charges for
        the Three Years Ended December 31, 1993. . . . . . . . . .      IV-16
(21) Subsidiaries of the Registrant as of December 31, 1993. . . .      IV-17
(23) Consents of Independent Auditors. . . . . . . . . . . . . . .  IV-24 and
                                                                        IV-26
(99)(a) Electronic Data Systems Corporation and Subsidiaries
        Consolidated Financial Statements and Management's
        Discussion and Analysis. . . . . . . . . . . . . . . . . .      IV-25
    (b) GM Hughes Electronics Corporation and Subsidiaries
        Consolidated Financial Statements and Management's
        Discussion and Analysis. . . . . . . . . . . . . . . . . .      IV-52
    (c) Class H stock agreement between Howard Hughes Medical
        Institute and General Motors Corporation, incorporated
        by reference to the Form SE of General Motors Corporation
        dated March 7, 1989. . . . . . . . . . . . . . . . . . . .      N/A

*Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b) Reports on Form 8-K
      One report on Form 8-K, dated November 16, 1993, was filed during the quarter ended December 31, 1993 reporting matters under Item 5, Other Events.

                             GENERAL MOTORS CORPORATION

                                  AND SUBSIDIARIES



                                 FINANCIAL STATEMENT

                                      SCHEDULES

GENERAL MOTORS CORPORATION                                                                 SCHEDULE V-PROPERTY
AND SUBSIDIARIES
                                         Balance                                        Other          Balance
                                           at       Additions                     reclassifications      at
                                        beginning      at        Deductions-      and revaluations-      end
   Classification of property (a)        of year      cost      retirements (b)   net-add (deduct)     of year
- -------------------------------------   ---------   ---------   ---------------   -----------------   ---------
                                                                (Dollars in Millions)
FOR THE YEAR ENDED DECEMBER 31, 1993
Real Estate, Plants, and Equipment - at cost
  Land. . . . . . . . . . . . . . . .      $777.0       $56.8         $17.5              ($9.5)          $806.8
  Land improvements . . . . . . . . .     1,845.5        48.4          40.7              (22.3)         1,830.9
  Leasehold improvements-less                                                              2.9
    amortization. . . . . . . . . . .       269.6        62.6           3.8              (50.0)           281.3
  Buildings . . . . . . . . . . . . .    13,774.9       361.2         369.4             (189.7)        13,577.0
  Machinery and equipment . . . . . .    44,471.8     2,331.8       2,405.3             (581.6)        43,816.7
  Furniture and office equipment. . .     3,975.3       926.3         390.7              (57.8)         4,453.1
  Capitalized leases. . . . . . . . .     1,250.0        35.0          68.8              (80.4)         1,135.8
  Construction in progress. . . . . .     2,469.5          -         351.7               (53.0)         2,064.8
                                        ---------    --------      --------           --------        ---------
    Total Real Estate, Plants,
      and Equipment - at cost . . . .   $68,833.6    $3,822.1     $3,647.9           ($1,041.4)(c)    $67,966.4
                                        =========    ========      ========           ========        =========
Special Tools - at cost (less                                                           (108.5)(c)
  amortization) . . . . . . . . . . .    $7,979.1    $2,648.6           $-           ($2,535.3)(d)     $7,983.9
                                        =========    ========      ========           ========        =========
Equipment on Operating Leases . . . .   $15,414.7    $8,704.1     $6,346.6              ($97.3)       $17,674.9
                                        =========    ========      ========           ========        =========

FOR THE YEAR ENDED DECEMBER 31, 1992
Real Estate, Plants, and Equipment - at cost
  Land. . . . . . . . . . . . . . . .      $744.5       $36.3          $8.8               $5.0           $777.0
  Land improvements . . . . . . . . .     1,835.9        43.2           6.7              (26.9)         1,845.5
  Leasehold improvements-less                                                             (0.9)
    amortization. . . . . . . . . . .       265.6        54.6           2.0              (47.7)           269.6
  Buildings . . . . . . . . . . . . .    13,434.5       548.0          57.3             (150.3)        13,774.9
  Machinery and equipment . . . . . .    44,095.0     2,747.6       1,687.3             (683.5)        44,471.8
  Furniture and office equipment. . .     3,654.5       627.8         268.2              (38.8)         3,975.3
  Capitalized leases. . . . . . . . .     1,339.5        76.0         54.5              (111.0)         1,250.0
  Construction in progress. . . . . .     2,402.9       203.2            -              (136.6)         2,469.5
                                        ---------    --------      --------           --------        ---------
    Total Real Estate, Plants,
      and Equipment - at cost . . . .   $67,772.4    $4,336.7      $2,084.8          ($1,190.7)(c)    $68,833.6
                                        =========    ========      ========           ========        =========
Special Tools - at cost (less                                                          ($189.3)(c)
  amortization) . . . . . . . . . . .    $8,419.5    $2,252.9            $-          ($2,504.0)(d)     $7,979.1
                                        =========    ========      ========           ========        =========
Equipment on Operating Leases . . . .   $12,092.5    $6,284.4      $4,119.4           $1,157.2        $15,414.7
                                        =========    ========      ========           ========        =========

Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
                                         Balance                                        Other          Balance
                                           at       Additions                     reclassifications      at
                                        beginning      at        Deductions-      and revaluations-      end
   Classification of property (a)        of year      cost      retirements (b)   net-add (deduct)     of year
- -------------------------------------   ---------   ---------   ---------------   -----------------   ---------
                                                                (Dollars in Millions)
FOR THE YEAR ENDED DECEMBER 31, 1991
Real Estate, Plants, and Equipment - at cost
  Land. . . . . . . . . . . . . . . .      $688.4       $67.9         $16.5               $4.7           $744.5
  Land improvements . . . . . . . . .     1,814.0        34.1          10.8               (1.4)         1,835.9
  Leasehold improvements-less                                                            (65.6)
    amortization. . . . . . . . . . .       326.9        44.5           2.4              (37.8)           265.6
  Buildings . . . . . . . . . . . . .    13,060.7       483.8         236.9              126.9         13,434.5
  Machinery and equipment . . . . . .    43,827.5     2,672.7       2,546.7              141.5         44,095.0
  Furniture and office equipment. . .     3,257.0       751.8         351.4               (2.9)         3,654.5
  Capitalized leases. . . . . . . . .     1,237.7       168.1          21.6              (44.7)         1,339.5
  Construction in progress. . . . . .     2,370.7        32.2             -                 -           2,402.9
                                        ---------    --------      --------           --------        ---------
    Total Real Estate, Plants,
      and Equipment - at cost . . . .   $66,582.9    $4,255.1      $3,186.3             $120.7 (c)    $67,772.4
                                        =========    ========      ========           ========        =========
Special Tools - at cost (less                                                            $75.8 (c)
  amortization) . . . . . . . . . . .    $7,206.4    $2,956.8            $-          ($1,819.5)(d)     $8,419.5
                                        =========    ========      ========           ========        =========
Equipment on Operating Leases . . . .    $9,211.1    $5,684.8      $2,801.7              ($1.7)       $12,092.5
                                        =========    ========      ========           ========        =========
Notes:
(a) Depreciation is provided based on estimated useful lives of groups of property generally using accelerated methods which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.  The annual group rates of depreciation are as follows:
                     Classification of Property                 Annual Group Rates
                   ------------------------------               ------------------
                   Land improvements . . . . . . . . . . . . .  Average 3%
                   Buildings . . . . . . . . . . . . . . . . .  Average 3%
                   Machinery and equipment . . . . . . . . . .  Average 6%
                   Furniture and office equipment. . . . . . .  Average 13%
    The cost of each leasehold improvement is amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account and charged to costs and expenses.  Depreciation on capitalized leases with a term of five years or less is provided using the straight-
    line method; leases with a term in excess of five years are depreciated using the normal accelerated method.
(b) The differences between the net book amounts and the proceeds realized from the sale or retirement of depreciable properties are included in Other Income.
(c) Reflects primarily the effect of foreign currency translation adjustments as required by Statement of Financial
    Accounting Standards No. 52, Foreign Currency Translation.
(d) Amortization of special tools, charged to costs and expenses, as reported in the Statement of Consolidated Operations.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION                                                     SCHEDULE VI-ACCUMULATED DEPRECIATION
AND SUBSIDIARIES                                                              OF REAL ESTATE, PLANTS, AND EQUIPMENT
                                                        Additions                         Other
                                         Balance at     charged to                  reclassifications   Balance at
      Classification of related           beginning     costs and     Deductions-   and revaluations-      end
    property listed in Schedule V          of year       expenses     retirements   net-add (deduct)     of year
- --------------------------------------   -----------   ------------   -----------   -----------------   ----------
                                                                (Dollars in Millions)
FOR THE YEAR ENDED DECEMBER 31, 1993
Land improvements. . . . . . . . . . .     $1,112.8         $53.1         $33.9           ($7.9)         $1,124.1
Buildings. . . . . . . . . . . . . . .      6,844.2         373.6         287.6           (40.5)          6,889.7
Machinery and equipment. . . . . . . .     29,995.6       2,609.6       2,232.7          (307.4)         30,065.1
Furniture and office equipment . . . .      2,725.8         515.2         324.6           (37.2)          2,879.2
Capitalized leases . . . . . . . . . .        784.1          81.2          51.2           (46.7)            767.4
                                           --------       -------       -------         -------          --------
  Total Accumulated Depreciation of
    Real Estate, Plants, and Equipment    $41,462.5      $3,632.7 (a)  $2,930.0         ($439.7)(b)     $41,725.5
                                           ========       =======       =======         =======          ========
Equipment on operating leases. . . . .     $3,987.6      $2,893.6 (a)  $2,301.6              $-          $4,579.6
                                           ========       =======       =======         =======          ========
FOR THE YEAR ENDED DECEMBER 31, 1992
Land improvements. . . . . . . . . . .     $1,082.1         $51.0          $6.4          ($13.9)         $1,112.8
Buildings. . . . . . . . . . . . . . .      6,558.0         380.9          37.6           (57.1)          6,844.2
Machinery and equipment. . . . . . . .     28,957.8       2,560.8       1,086.3          (436.7)         29,995.6
Furniture and office equipment . . . .      2,445.9         504.2         201.0           (23.3)          2,725.8
Capitalized leases . . . . . . . . . .        788.8         101.7          47.8           (58.6)            784.1
                                           --------       -------       -------         -------          --------
  Total Accumulated Depreciation of
    Real Estate, Plants, and Equipment    $39,832.6      $3,598.6 (a)  $1,379.1         ($589.6)(b)     $41,462.5
                                           ========       =======       =======         =======          ========
Equipment on operating leases. . . . .     $3,439.5      $2,498.5 (a)  $2,016.3           $65.9          $3,987.6
                                           ========       =======       =======         =======          ========
FOR THE YEAR ENDED DECEMBER 31, 1991
Land improvements. . . . . . . . . . .     $1,041.6         $52.0          $9.6           ($1.9)         $1,082.1
Buildings. . . . . . . . . . . . . . .      6,354.4         389.8         200.4            14.2           6,558.0
Machinery and equipment. . . . . . . .     27,764.1       2,673.3       1,456.3           (23.3)         28,957.8
Furniture and office equipment . . . .      2,176.6         484.5         212.9            (2.3)          2,445.9
Capitalized leases . . . . . . . . . .        729.6          82.4          19.2            (4.0)            788.8
                                           --------       -------       -------         -------          --------
  Total Accumulated Depreciation of
    Real Estate, Plants, and Equipment    $38,066.3      $3,682.0 (a)  $1,898.4          ($17.3)(b)     $39,832.6
                                           ========       =======       =======         =======          ========
Equipment on operating leases. . . . .     $2,907.1      $1,965.1 (a)  $1,432.7              $-          $3,439.5
                                           ========       =======       =======         =======          ========
Notes:
(a) Depreciation of real estate, plants, and equipment, as reported in the Statement of Consolidated Operations,
    consists of the following                                                   1993         1992         1991
                                                                              --------     --------     --------
     Amortization of leasehold improvements, as shown on Schedule V .....        $50.0        $47.7        $37.8
     Depreciation on real estate, plants, and equipment, as shown above..      3,632.7      3,598.6      3,682.0
     Depreciation on operating leases, as shown above....................      2,893.6      2,498.5      1,965.1
                                                                               -------      -------      -------
       Total ............................................................     $6,576.3     $6,144.8     $5,684.9
                                                                               =======      =======      =======
(b) Reflects primarily the effect of foreign currency translation adjustments as required by SFAS No. 52,
    Foreign Currency Translation and the effect of the provision for scheduled plant closings.
Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION                                                                  SCHEDULE VIII-ALLOWANCES
AND SUBSIDIARIES
                                                                 Additions     Additions
                                                  Balance at     charged to   charged to
                                                   beginning     costs and       other                   Balance at
                  Description                       of year      expenses      accounts    Deductions    end of year
- ----------------------------------------------    ----------   ------------   ----------   ----------   ------------
                                                                         (Dollars in Millions)
FOR THE YEAR ENDED DECEMBER 31, 1993
Allowances Deducted from Assets (a)
  Finance receivables (unearned income). . . .     $4,215.5           $-       $3,260.4     $4,280.8       $3,195.1
  Accounts and notes receivable (for doubtful
    receivables) . . . . . . . . . . . . . . .        215.6          106.2          3.1        102.9(b)       222.0
  Inventories (principally for obsolescence of
    service parts) . . . . . . . . . . . . . .        141.7           44.1          0.3         36.8(c)       149.3
  Other investments and miscellaneous assets
    (receivables and other). . . . . . . . . .         31.6            4.3            -          1.8           34.1
  Miscellaneous allowances (insurance and
    mortgage). . . . . . . . . . . . . . . . .         17.8            9.5            -          2.9           24.4
                                                  ---------         ------     --------     --------       --------
      Total Allowances Deducted from Assets. .     $4,622.2         $164.1     $3,263.8     $4,425.2       $3,624.9
                                                  =========         ======     ========     ========       ========
FOR THE YEAR ENDED DECEMBER 31, 1992
Allowances Deducted from Assets (a)
  Finance receivables (unearned income). . . .     $6,723.0             $-     $4,189.7     $6,697.2       $4,215.5
  Accounts and notes receivable (for doubtful
    receivables) . . . . . . . . . . . . . . .        190.6           74.2          2.4         51.6(b)       215.6
  Inventories (principally for obsolescence of
    service parts) . . . . . . . . . . . . . .        153.7           28.4          1.5         41.9(c)       141.7
  Other investments and miscellaneous assets
    (receivables and other). . . . . . . . . .         37.8            1.9            -          8.1           31.6
  Miscellaneous allowances (insurance and
    mortgage). . . . . . . . . . . . . . . . .          6.8           11.6            -          0.6           17.8
                                                  ---------         ------     --------     --------       --------
      Total Allowances Deducted from Assets. .     $7,111.9         $116.1     $4,193.6     $6,799.4       $4,622.2
                                                  =========         ======     ========     ========       ========
FOR THE YEAR ENDED DECEMBER 31, 1991
Allowances Deducted from Assets (a)
  Finance receivables (unearned income). . . .     $9,259.5             $-     $4,893.4     $7,429.9       $6,723.0
  Accounts and notes receivable (for doubtful
    receivables) . . . . . . . . . . . . . . .        159.8           68.8         19.3         57.3(b)       190.6
  Inventories (principally for obsolescence of
    service parts) . . . . . . . . . . . . . .        289.8           40.1         (0.1)       176.1(c)       153.7
  Other investments and miscellaneous assets
    (receivables and other). . . . . . . . . .         31.5            1.0          5.6          0.3           37.8
  Miscellaneous allowances (insurance and
    mortgage). . . . . . . . . . . . . . . . .          4.7            5.4            -          3.3            6.8
                                                  ---------         ------     --------     --------       --------
      Total Allowances Deducted from Assets. .     $9,745.3         $115.3     $4,918.2     $7,666.9       $7,111.9
                                                  =========         ======     ========     ========       ========
Notes:  (a) See analysis of allowance for financing losses in Note 11 to the Financial Statements.
        (b) Accounts written off.
        (c) Obsolete parts written off, etc.
Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION                           SCHEDULE X-SUPPLEMENTARY
AND SUBSIDIARIES                              OPERATING STATEMENT INFORMATION



                                                          Charged
                                                        principally
                                                        to costs and
                    Item                                  expenses
                    ----                       ------------------------------
                                                  Years Ended December 31,
                                               ------------------------------
                                                   1993       1992       1991
                                               --------   --------   --------
                                                   (Dollars in Millions)
Maintenance and repairs (including the cost
  of replacements of special tools for
  reasons other than changes in products) . .  $5,731.2   $5,599.9   $5,777.5
                                               ========   ========   ========

Taxes, other than payroll and United States,
  foreign, and other income taxes
    United States and foreign excise taxes. . $271.6 $229.7 $142.9 State and local "ad valorem" taxes and
      other state and local taxes . . . . . .     798.5      635.5      772.8
                                               --------   --------   --------


        Total . . . . . . . . . . . . . . . .  $1,070.1     $865.2     $915.7
                                               ========   ========   ========


Advertising costs . . . . . . . . . . . . . .  $2,547.1   $2,414.1   $2,323.1
                                               ========   ========   ========

GENERAL MOTORS CORPORATION                                        SIGNATURES
AND SUBSIDIARIES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GENERAL MOTORS CORPORATION
                                             --------------------------
                                                    (Registrant)

Date:  March 7, 1994                  By
                                           s/John F. Smith, Jr.
                                           ----------------------------
                                                (John F. Smith, Jr.
                                              Chief Executive Officer,
                                              President and Director)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 7th day of March 1994 by the following persons on behalf of the Registrant and in the capacities indicated.

           Signature                                Title
           ---------                                -----


s/John G. Smale                        Chairman of the Board of Directors
- ------------------------------
(John G. Smale)

s/John F. Smith, Jr.                   Chief Executive Officer, President
- ------------------------------
(John F. Smith, Jr.)                               and Director

s/William E. Hoglund                         Executive Vice President
- ------------------------------
(William E. Hoglund)                               and Director


s/G. Richard Wagoner, Jr.                 Executive Vice President )
- ------------------------------
(G. Richard Wagoner, Jr.)                    and Chief Financial   )
                                                    Officer        )
                                                                   )Principal
s/Leon J. Krain                             Vice President and     )Financial
- ------------------------------
(Leon J. Krain)                               Group Executive      )Officers
                                                                   )
s/Heidi Kunz                                Vice President and     )
- ------------------------------
(Heidi Kunz)                                     Treasurer         )


s/Wallace W. Creek                              Comptroller        )Principal
- ------------------------------
(Wallace W. Creek)                                                 )Accounting
                                                                   )Officers
s/David J. FitzPatrick                    Chief Accounting Officer )
- ------------------------------
(David J. FitzPatrick)

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES




s/Anne L. Armstrong                   Director
- --------------------------------
(Anne L. Armstrong)


s/John H. Bryan                       Director
- ---------------------------------
(John H. Bryan)


s/Thomas E. Everhart                  Director
- --------------------------------
(Thomas E. Everhart)


s/Charles T. Fisher, III              Director
- --------------------------------
(Charles T. Fisher, III)


s/J. Willard Marriott, Jr.            Director
- --------------------------------
(J. Willard Marriott, Jr.)


s/Ann D. McLaughlin                   Director
- --------------------------------
(Ann D. McLaughlin)


s/Paul H. O'Neill                     Director
- --------------------------------
(Paul H. O'Neill)


s/Edmund T. Pratt, Jr.                Director
- --------------------------------
(Edmund T. Pratt, Jr.)


s/Louis W. Sullivan                   Director
- --------------------------------
(Louis W. Sullivan)


s/Dennis Weatherstone                 Director
- --------------------------------
(Dennis Weatherstone)


s/Thomas H. Wyman                     Director
- --------------------------------
(Thomas H. Wyman)

                             GENERAL MOTORS CORPORATION

                                  AND SUBSIDIARIES



                                      EXHIBITS