Form 10-Q
period 1994-03-31
GENERAL MOTORS CORP
filed 1994-05-13
CIK 40730

l:\secfiles\10-Q\1stqtr94\mar_94.doc 21

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549-1004
                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- - ---
    ACT OF 1934

For the quarterly period ended     March 31, 1994
                                   --------------

                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- - ---
    ACT OF 1934

For the transition period from                     to
                               -------------------    -----------------

Commission file number  1-143
                        -----



                            GENERAL MOTORS CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)



       STATE OF DELAWARE                              38-0572515
- - -------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)



     767 Fifth Avenue, New York, New York                10153-0075
3044 West Grand Boulevard, Detroit, Michigan             48202-3091
- - --------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code       (313)-556-5000
                                                         --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .
                                        ---      ---

         As of March 31, 1994, there were outstanding 727,931,585 shares of the issuer's $1-2/3 par value common stock, 259,346,112 shares of Class E $0.10 par value common stock, and 91,073,827 shares of Class H $0.10 par value common stock.

                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                        Index

                                                                     Page No.
                                                                     --------
Part I - Financial Information
     Item 1.  Financial Statements
                Statement of Consolidated Operations                     3
                Consolidated Balance Sheet                               5
                Condensed Statement of Consolidated Cash Flows           7
                Notes to Financial Statements                            7

     Item 2.  Management's Discussion and Analysis                      11

Part II - Other Information
     Item 1.  Legal Proceedings                                         26

     Item 6.  Exhibits and Reports on Form 8-K                          26

Signatures                                                              27

Exhibit 11 Computation of Earnings Per Share Attributable
  to Common Stocks for the Three Months Ended
  March 31, 1994 and 1993                                               28

Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for
  the Three Months Ended March 31, 1994 and 1993                        30

Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          31

          (b) GM Hughes Electronics Corporation and Subsidiaries
  Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          37

GENERAL MOTORS CORPORATION                                              PART I
AND SUBSIDIARIES                                 ITEM 1.  FINANCIAL STATEMENTS
                                          STATEMENT OF CONSOLIDATED OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                              1994       1993
                                                         --------------------
                                                         (Dollars in Millions)

Net Sales and Revenues
  Manufactured products                                  $32,798.3  $30,167.5
  Financial services                                       2,162.9    2,267.8
  Computer systems services                                1,375.5    1,213.9
  Other income (Note 1)                                    1,158.7      915.0
                                                          --------   --------
    Total Net Sales and Revenues                          37,495.4   34,564.2
                                                          --------   --------
Costs and Expenses
  Cost of sales and other
    operating charges, exclusive
    of items listed below                                 28,004.1   26,862.0
  Selling, general, and
    administrative expenses                                2,704.6    2,726.2
  Interest expense                                         1,202.0    1,535.5
  Depreciation of real estate,
    plants, and equipment                                  1,696.4    1,580.3
  Amortization of special tools                              761.0      636.2
  Amortization of intangible
    assets                                                    63.9       74.2
  Other deductions (Note 1)                                  611.3      219.4
                                                          --------   --------
    Total Costs and Expenses                              35,043.3   33,633.8
                                                          --------   --------
Income before Income Taxes                                 2,452.1      930.4
United States, foreign, and
  other income taxes                                         840.3      417.2
                                                          --------   --------
Income before cumulative
  effect of accounting change                              1,611.8      513.2
Cumulative effect of accounting
  change (Note 3)                                           (758.1)         -
                                                          --------   --------
Net Income                                                   853.7      513.2
Dividends on preferred and
  preference stocks                                           86.8       94.2
                                                          --------   --------
Income on Common Stocks                                     $766.9     $419.0
                                                          ========   ========


Certain 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                           Three Months Ended
                                                                 March 31,
                                                           ------------------
                                                               1994      1993
                                                           ------------------
                                                         (Dollars in Millions
                                                                 Except
                                                           Per Share Amounts)

Earnings Attributable to
  Common Stocks (Note 5)
  $1-2/3 par value before cumulative
    effect of accounting change                            $1,362.1    $300.5
  Cumulative effect of accounting change (Note 3)            (751.3)        -
                                                            -------     -----
  Net earnings attributable
    to $1-2/3 par value                                      $610.8    $300.5
                                                            -------     -----
  Net earnings attributable to Class E                        $92.1     $74.1
                                                            -------     -----
  Class H before cumulative effect
    of accounting change                                      $70.8     $44.4
  Cumulative effect of accounting change (Note 3)              (6.8)        -
                                                            -------     -----
  Net earnings attributable
    to Class H                                                $64.0     $44.4
                                                            -------     -----
Average number of shares of common stocks
  outstanding (in millions)
    $1-2/3 par value                                          725.3     707.4
    Class E                                                   257.9     234.7
    Class H                                                    90.6      93.9
Earnings Per Share Attributable
  to Common Stocks (Note 5)
  $1-2/3 par value before cumulative
    effect of accounting change                               $1.86     $0.42
  Cumulative effect of accounting change
    (Note 3)                                                  (1.05)        -
                                                               ----      ----
  Net earnings attributable to
    $1-2/3 par value                                          $0.81     $0.42
                                                               ----      ----
  Net earnings attributable to Class E                        $0.36     $0.32
                                                               ----      ----
  Class H before cumulative effect of
    accounting change                                         $0.78     $0.47
  Cumulative effect of accounting change
    (Note 3)                                                  (0.08)        -
                                                               ----      ----
  Net earnings attributable to
    Class H                                                   $0.70     $0.47
                                                               ----      ----
Cash Dividends Per Share of Common
  Stocks (Note 5)
    $1-2/3 par value                                          $0.20     $0.20
    Class E                                                   $0.12     $0.10
    Class H                                                   $0.20     $0.18


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                    CONSOLIDATED BALANCE SHEET


                                              March 31,   Dec. 31,  March 31,
                     ASSETS                        1994       1993       1993
- - -----------------------------------------------------------------------------
                                                   (Dollars in Millions)

Cash and cash equivalents                     $10,710.0  $13,790.5  $15,034.5
Other marketable securities                     4,756.0    4,172.2    4,036.3
                                              ---------  ---------  ---------
  Total cash and marketable securities         15,466.0   17,962.7   19,070.8
                                              ---------  ---------  ---------
Finance receivables - net                      54,104.7   53,874.7   61,968.8
                                              ---------  ---------  ---------
Accounts and notes receivable (less
  allowances)                                   8,118.4    6,389.2    6,974.3
                                              ---------  ---------  ---------
Inventories (less allowances) (Note 6)          9,499.8    8,615.1    9,347.9
                                              ---------  ---------  ---------
Contracts in process (less advances and
  progress payments)                            2,540.5    2,376.8    2,372.6
                                              ---------  ---------  ---------
Net equipment on operating leases (less
  accumulated depreciation)                    14,444.0   13,095.3   11,620.7
                                              ---------  ---------  ---------
Deferred income taxes                          21,233.5   20,798.1   18,520.7
                                              ---------  ---------  ---------
Other assets (less allowances)                 19,693.8   17,757.3   15,062.5
                                              ---------  ---------  ---------
Property
  Real estate, plants, and equipment-at cost   67,456.8   67,966.4   68,985.8
  Less accumulated depreciation                41,639.0   41,725.5   42,020.1
                                              ---------  ---------  ---------
    Net real estate, plants, and equipment     25,817.8   26,240.9   26,965.7
  Special tools - at cost (less amortization)   7,727.5    7,983.9    7,993.8
                                              ---------  ---------  ---------
      Total property                           33,545.3   34,224.8   34,959.5
                                              ---------  ---------  ---------
Intangible assets - at cost (less
  amortization)                                13,081.6   13,106.9    9,398.0
                                              ---------  ---------  ---------
Total Assets                                 $191,727.6 $188,200.9 $189,295.8
                                              =========  =========  =========


Certain March 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                              March 31,   Dec. 31,  March 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1994       1993       1993
- - -----------------------------------------------------------------------------
                                                (Dollars in Millions Except
                                                     Per Share Amounts)

Liabilities
  Accounts payable                            $10,577.4  $10,276.5   $9,775.1
  Notes and loans payable                      70,268.9   70,441.2   78,787.2
  United States, foreign, and other income
    taxes - deferred and payable                3,187.4    2,409.3    3,319.4
  Postretirement benefits other than
    pensions (Note 4)                          38,063.2   37,920.0   36,172.5
  Pensions                                     21,976.4   22,631.6   14,040.1
  Other liabilities and deferred credits       40,267.8   38,474.8   40,146.1
                                              ---------  ---------  ---------
      Total Liabilities                       184,341.1  182,153.4  182,240.4
                                              ---------  ---------  ---------
Stocks Subject to Repurchase (Note 7)             450.0      450.0      450.0
                                              ---------  ---------  ---------
Stockholders' Equity
  Preferred stocks ($5.00 series, $153.0,
    and $3.75 series, $81.4, in March 1993)           -          -      234.4
  Preference stocks (E $0.10 series, $0.3 in
    March 1993; Series A Conversion, $1.8;
    Series B 9-1/8% Depositary Shares, $1.1;
    Series C Depositary Shares, $0.3; Series
    D 7.92% Depositary Shares, $0.4; and
    Series G 9.12% Depositary Shares, $0.6 in
    March 1994, December 1993, and March 1993)      4.2        4.2        4.5
  Common stocks
    $1-2/3 par value (issued, 727,990,373,
      720,105,471, and 709,110,434 shares)      1,213.3    1,200.2    1,181.9
    Class E (issued, 265,732,085, 263,089,320,
      and 243,878,258 shares)                      26.6       26.3       24.4
    Class H (issued, 76,702,102, 75,705,433,
      and 71,342,863 shares)                        7.7        7.6        7.1
  Capital surplus (principally additional
    paid-in capital)                           12,558.2   12,003.4   11,146.9
  Accumulated deficit (Note 8)                 (1,430.2)  (2,002.9)  (3,117.4)
                                              ---------  ---------  ---------
      Subtotal                                 12,379.8   11,238.8    9,481.8
  Minimum pension liability adjustment         (5,311.2)  (5,311.2)  (2,925.3)
  Accumulated foreign currency translation
    adjustments and net unrealized gains
    (losses) on certain investments in debt
    and equity securities (Notes 3 and 9)        (132.1)    (330.1)      48.9
                                              ---------  ---------  ---------
      Total Stockholders' Equity                6,936.5    5,597.5    6,605.4
                                              ---------  ---------  ---------
  Total Liabilities and Stockholders' Equity $191,727.6 $188,200.9 $189,295.8
                                              =========  =========  =========

Certain March 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                            1994         1993
                                                        ----------------------
                                                        (Dollars in Millions)

Net Cash Provided by Operating Activities                 $538.5     $5,660.2
                                                        --------     --------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and
    equipment                                             (733.5)      (710.5)
  Expenditures for special tools                          (467.9)      (651.6)
  Other                                                    440.7         58.4
  Change in other investing assets
    Investments in other marketable securities -
      acquisitions                                      (3,971.2)    (3,840.4)
    Investments in other marketable securities -
      liquidations                                       3,391.5      3,838.4
    Finance receivables - acquisitions                 (38,749.1)   (35,499.0)
    Finance receivables - liquidations                  37,042.9     36,756.5
    Finance receivables - other                             65.6       (993.6)
    Proceeds from sales of finance receivables           1,376.4      4,602.8
    Operating leases - net                              (2,056.4)      (863.3)
                                                        --------     --------
      Net Cash Provided by (Used in)
        Investing Activities                            (3,661.0)     2,697.7
                                                        --------     --------
Cash Flows from Financing Activities
  Net decrease in short-term loans payable                (545.0)    (3,799.6)
  Increase in long-term debt                             4,326.6      3,790.5
  Decrease in long-term debt                            (4,006.6)    (3,877.7)
  Cash dividends paid to stockholders                     (281.0)      (276.4)
  Other                                                    557.2       (236.2)
                                                        --------     --------
    Net Cash Provided by (Used in)
      Financing Activities                                  51.2     (4,399.4)
                                                        --------     --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                               (9.2)        (2.6)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents    (3,080.5)     3,955.9
Cash and cash equivalents at beginning of
  the period                                            13,790.5     11,078.6
                                                        --------     --------
Cash and cash equivalents at end of the period         $10,710.0    $15,034.5
                                                        ========     ========

Certain 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

                                                 NOTES TO FINANCIAL STATEMENTS

  In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items (with the exception of the accounting changes in 1994 to adopt Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as described in Note 3), which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Corporation's 1993 Annual Report to the SEC on Form 10-K.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Note 1.
  Other income and other deductions consist of:
                                                              Three Months
                                                           ------------------
                                                               1994      1993
                                                           --------  --------
                                                         (Dollars in Millions)
  Other Income
    Insurance premiums                                       $212.8    $190.6
    Interest                                                  319.5     374.2
    Equity in losses of associates, net                       (25.6)   (114.3)
    Claims, commissions, and grants                           101.5      52.4
    Gain on the sale of finance receivables                       -     173.9
    Mortgage servicing revenue                                 58.8      74.3
    Other *                                                   491.7     163.9
                                                            -------     -----
        Total Other Income                                 $1,158.7    $915.0
                                                            =======     =====
  Other Deductions
    Insurance losses and loss adjustment
      expenses                                               $163.4    $149.2
    Provision for financing losses                             64.1      57.0
    Other *                                                   383.8      13.2
                                                            -------     -----
        Total Other Deductions                               $611.3    $219.4
                                                            =======     =====

*Other includes gains and losses on the sale of assets. The net impact of these sales of assets was not material.

Note 2.
  Financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:
                                                              Three Months
                                                           ------------------
                                                               1994      1993
                                                           --------  --------
                                                         (Dollars in Millions)

  Net financing revenue and other                           $1,155.2 $1,267.0
  Net income including unfavorable
    cumulative effect of accounting
    change of $7.4 million in
    three months 1994                                         $217.5   $284.1
  Cash dividends paid to GM                                   $250.0   $250.0

Note 3.
  Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Standard requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting this Standard was $1,220.1 million ($758.1 million after tax), or $751.3 million ($1.05 per share) attributable to $1-2/3 par value common stock and $6.8 million ($0.08 per share) attributable to GM Class H common stock. The effect at Electronic Data Systems Corporation is not material and there is no effect on GM Class E common stock earnings. The non-cash charge is primarily related to GM's extended-disability benefit program in the U.S. which, under the new accounting Standard, will be accrued on a service-driven basis. The ongoing effect in subsequent periods is not expected to be material.

  The Corporation also adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1994. SFAS No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual.
There was no impact on the consolidated financial position or results of operations as a result of adoption. The Corporation's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which this Standard does not apply. However, certain loans of the Corporation affected by this Standard are currently carried at the lower of book value or the fair value of the collateral. The total of such loans at March 31, 1994 was $263.2 million net of a $187.4 million valuation reserve.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Also effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in Stockholders' Equity. This Standard requires the recording at fair value of debt securities which are not expected to be held to maturity and equity securities which have a readily determinable fair value. The primary effect of this Standard for the Corporation relates to debt securities held by Motors Insurance Corporation and certain equity securities. The ongoing effect on the first quarter of 1994 resulted in a $100.7 million after-tax decrease in Stockholders' Equity.

Note 4.
  The Corporation has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations". Notwithstanding the recording of such amounts and the use of these terms, the Corporation does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Corporation (other than pensions) represent legally enforceable liabilities of the Corporation.

Note 5.
  Earnings per share attributable to common stocks have been determined based on the relative amounts available for the payment of dividends to holders of $1-2/3 par value, Class E, and Class H common stocks. The allocation of earnings attributable to such common stocks and the calculation of the related amounts per share are computed by considering the weighted average number of common shares outstanding and common stock equivalents, to the extent the effect of such equivalents is not antidilutive. Operations of the incentive plans and the assumed exercise of stock options do not have a material dilutive effect on earnings per share at this time.

  Dividends on the $1-2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income of EDS and GMHE. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, since the acquisition by GM.

  The Available Separate Consolidated Net Income of EDS and GMHE is determined quarterly and is equal to the separate consolidated net income of EDS and GMHE, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is the weighted average number of shares of Class E or Class H common stock outstanding during the period and the denominator of which was 481.2 million shares for Class E and 399.9 million shares for Class H during the first quarter of 1994. Comparable denominators for the first quarter of 1993 were 479.7 million shares for Class E and 399.9 million shares for Class H.

  The denominators used in determining the Available Separate Consolidated Net Income of EDS and GMHE are adjusted as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class E and Class H common stocks and to reflect certain transfers of capital to or from EDS and GMHE. In this regard, the Board has generally caused the denominators to decrease as shares are purchased by EDS or GMHE, and to increase as such shares are used, at EDS or GMHE expense, for EDS or GMHE employee benefit plans or acquisitions.

  Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1-2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H common stock for each of the quarters of 1993, which was more than 35% of the Available Separate Consolidated Net Income of GMHE for the prior year.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Note 6.
  Major classes of inventories are as follows:
                                          March 31,     Dec. 31,    March 31,
                                               1994         1993         1993
                                          ---------     --------    ---------
                                                  (Dollars in Millions)
Productive material, work in process,
  and supplies                             $5,087.3     $4,671.9     $4,882.6
Finished product, service parts, etc.       4,412.5      3,943.2      4,465.3
                                            -------      -------      -------
    Total inventories (less allowances)    $9,499.8     $8,615.1     $9,347.9
                                            =======      =======      =======

Note 7.
  Stocks Subject to Repurchase at March 31, 1994 consist of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute and exercisable under most circumstances at $30 per share on March 1, 1995. The Corporation holds an option to call the Institute's shares until February 28, 1995 at $37.50 per share.

Note 8.
  At March 31, 1994, December 31, 1993, and March 31, 1993, consolidated net income retained for use in the business (accumulated deficit) attributable to the common stocks was as follows:
                                           March 31,      Dec. 31,   March 31,
                                                1994          1993        1993
                                          ----------    ----------  ----------
                                                  (Dollars in Millions)

$1-2/3 par value                          ($3,614.5)    ($4,080.1)  ($4,862.0)
Class E                                     1,405.5       1,344.3     1,125.0
Class H                                       778.8         732.9       619.6
                                            -------       -------     -------
  Total                                   ($1,430.2)    ($2,002.9)  ($3,117.4)
                                            =======       =======     =======

  The Corporation's capital surplus less accumulated deficit at March 31, 1994, December 31, 1993, and March 31, 1993, as allocated pursuant to GM's Certificate of Incorporation, was as follows:
                                          March 31,      Dec. 31,   March 31,
                                               1994          1993        1993
                                          ---------      --------   ---------
                                                  (Dollars in Millions)

$1-2/3 par value                           $5,757.7      $4,870.0    $3,737.4
Class E                                     3,398.6       3,243.8     2,657.9
Class H                                     1,971.7       1,886.7     1,634.2
                                           --------      --------     -------
  Total                                   $11,128.0     $10,000.5    $8,029.5
                                           ========      ========     =======

  However, consistent with Delaware law, which governs the amount legally available for the payment of dividends on the Corporation's common stock, the Board of Directors has determined that such amount is materially higher than the Corporation's capital surplus less accumulated deficit.

Note 9.
  At March 31, 1994, December 31, 1993, and March 31, 1993, accumulated foreign currency translation adjustments were ($417.1) million, ($494.4) million, and ($161.5) million, respectively, and net unrealized gains on marketable equity securities of General Motors' insurance subsidiaries amounted to $144.7 million, $164.3 million, and $210.4 million, respectively. In addition, the favorable cumulative effect of adopting SFAS No. 115 effective January 1, 1994 was $241.0 million and the unrealized loss incurred during the three months ended March 31, 1994 was $100.7 million.

Note 10.
  The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at March 31, 1994. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.
                                     * * * * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

  The following management's discussion and analysis should be read in conjunction with the management's discussion and analysis included in the Corporation's 1993 Annual Report to the SEC on Form 10-K. The competitive position and environmental matters discussions included in Part I, Item 1 of the 1993 Form 10-K are specifically incorporated by reference herein.

  General Motors Corporation reported 1994 first quarter consolidated net income of $853.7 million, or $0.81 per share of $1-2/3 par value common stock. The results include the one-time unfavorable effect of a previously announced mandatory accounting change. Excluding the negative impact of the non-cash $758.1 million after-tax charge, or $1.05 per share of $1-2/3 par value common stock, resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, GM's consolidated net income in the first quarter of 1994 totaled $1,611.8 million, or $1.86 per share of $1-2/3 par value common stock. The $758.1 million after-tax charge is composed of $707.7 million at GM's North American Automotive Operations (NAO), $30.4 million at GM Hughes Electronics Corporation (GMHE), and $20.0 million at other GM operations. In the first quarter of 1993, GM reported consolidated net income of $513.2 million, or $0.42 per share of $1-2/3 par value common stock.

  GM's sales and revenues totaled $37,495.4 million in the first quarter of 1994, an increase of 8.5% compared with the first quarter of 1993. Gross profit margin -- with General Motors Acceptance Corporation (GMAC) on an equity basis -- was 18.2%, compared with 14.6% in the comparable period last year. The net profit margin, before the accounting change, was 4.7% in the first quarter of 1994, compared with 1.6% in the first quarter last year.

  Overall, GM's performance in the first quarter was strong, reflecting continued cost-reduction efforts, improved productivity and a strong vehicle market. The performance clearly demonstrates that the continued implementation of GM's plan to rebuild its financial strength is progressing well, but GM realizes that it is not finished. As global industry sales continued to rebound in the first quarter, GM ranked number one in deliveries to North American dealers. GM was number two in new car registrations in Europe, and in Latin America it was number one in trucks and number two in all vehicles.

  After preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stocks, the income attributable to $1-2/3 par value common stock in the 1994 first quarter including the accounting change amounted to $610.8 million or $0.81 per share, compared with first quarter 1993 income of $300.5 million or $0.42 per share. Excluding the accounting change, 1994 first quarter earnings improved $1,061.6 million ($1.44 per share) over the 1993 quarter.

  First quarter 1994 worldwide wholesale vehicle sales totaled 2,080,000 units as shown in the following table, 5.0% more than the 1993 first quarter level of 1,981,000 units, reflecting higher sales in all regions.

                                                                Three Months
                                                               --------------
Worldwide Wholesale Sales                                       1993     1992
                                                               -----    -----
                                                         (Units in Thousands)
United States
  Cars                                                           789      740
  Trucks                                                         496      478
                                                               -----    -----
    Total United States                                        1,285    1,218
Other North America                                              153      131
                                                               -----    -----
      Total North America                                      1,438    1,349
Overseas                                                         642      632
                                                               -----    -----
      Total All Sources                                        2,080    1,981
                                                               =====    =====

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Following are highlights of 1994 first-quarter financial performance by GM's major business sectors:
                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
Major Business Sector Results                              1994        1993(1)
- - -----------------------------                           -------        ----
                                                       (Dollars in Millions)
 North American Automotive Operations (NAO)
   Income (Loss) Before
    Accounting Change                                      $511      ($170)
   Cumulative Effect of
    Accounting Change                                     (708)           -
                                                          -----         ---
   NAO Loss                                               (197)       (170)
                                                          -----         ---
 International Automotive Operations
   Income                                                   425         141
                                                          -----         ---
 GMAC
   Income Before Accounting
    Change                                                  224         284
   Cumulative Effect of
    Accounting Change                                       (7)           -
                                                          -----         ---
   GMAC Income                                              217         284
                                                          -----         ---
 EDS Earnings                                               172         151
                                                          -----         ---
 GMHE
   Earnings Before Accounting
    Change                                                  312         189
   Cummulative Effect of
    Accounting Change                                      (30)           -
                                                          -----         ---
   GMHE Earnings                                            282         189
                                                          -----         ---
 Other (2)
   Loss Before Accounting
    Change                                                 (32)        (82)
   Cumulative Effect of
    Accounting Change                                      (13)           -
                                                          -----         ---
   Other Loss                                                          (45)
(82)
                                                          -----         ---
 Consolidated Net Income (CNI)                             $854        $513
                                                          =====         ===
 CNI Before Accounting Change                            $1,612        $513
                                                          =====         ===

  (1) Certain amounts for 1993 were reclassified to conform with sector structure.
  (2) Includes Power Products and Defense and purchase accounting adjustments.


  In the first quarter of 1994, NAO reported a net loss of $197.1 million, including the effect of the SFAS No. 112 accounting change. Excluding the one-time $707.7 million after-tax impact to NAO resulting from the adoption of the SFAS No. 112 accounting change, NAO reported net income of $510.6 million for the first quarter. This compares with a loss of $169.7 million in the first quarter of 1993. NAO's net margin before the accounting change was 2.1% in the first quarter of 1994, compared with a loss of 0.8% in the prior year period.

  While NAO's net margin is improving, it is short of the superior margins GM is looking for in a strong sales environment. NAO's performance shows it is on track to meet the 1994 objective for North American Operations -- to be profitable at the net income level.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  GM's share of the total U.S. vehicle market in the first quarter of 1994 was 33.5%, compared with 33.1% in the first quarter of 1993. GM's share of total U.S. car deliveries was 35.1% in the first quarter, compared with 34.1% in the previous year's first quarter. Capped by the strongest March truck sales period in the Corporation's history, GM truck deliveries in the United States during the first quarter marked the best-ever calendar-year start for GM trucks. Even with this record performance, the Corporation's share of truck deliveries was 31.2% compared with 31.6% in the same period last year, primarily due to capacity constraints. GM set a record in Mexico for total wholesale sales in the first quarter of 1994 with a 24% increase over the same period of 1993. Total retail sales in Mexico were up 18.1% with market penetration reaching 20.5%.

  Period to period, earnings increased significantly in GM's international automotive operations. Net income totaled $425.2 million in the first quarter of 1994, compared with 1993's first quarter earnings of $140.6 million. The results reflected continued strong results in Latin America and improved profitability in Europe, as period-to-period income more than doubled in each region. International automotive operations' net margin was 6.8% in the 1994 first quarter period, an improvement of 4.6 percentage points from the 2.2% net margin in the year ago period.

  GM's car and truck market share in Europe increased to 12.4% in the first quarter of 1994, compared with 11.7% in the first quarter last year. GM's Opel/Vauxhall models remained in the number one position in the Western European car market with a market share of 12.5%. Especially successful was the new Corsa, which has become a trendsetter in the small car market. Designed and engineered in Germany, and adapted for markets around the world, the Corsa is built in Germany, Spain, and Brazil, and sold throughout Europe and Latin America, as well as in China, Mexico, Thailand, and Australia. Production is scheduled to begin this fall of the new Opel/Vauxhall Tigra compact coupe. It will be launched internationally in October at the Paris Motor Show.

  GM's market share in Latin America was 17.9% in the first quarter as industry sales in that region continued at a record pace. In Brazil, where total first quarter GM vehicle sales were up 25%, all of this year's Corsa production is sold out and thousands of people have their names on lists waiting to buy. More important, GM has attained the leadership position in customer satisfaction for both cars and trucks.

  GMAC reported first quarter 1994 earnings of $217.5 million, compared with $206.8 million earned in the fourth quarter of 1993. First quarter 1993 earnings were $284.1 million. GMAC's first quarter 1994 earnings reflect efforts initiated in late 1992 to reduce asset levels in order to assure a strong liquidity position following credit-rating-agency downgrades for General Motors and GMAC. During 1993, however, GMAC's liquidity position improved significantly putting GMAC in a stronger position to grow its business and support GM dealer marketing efforts in today's strong sales environment. The 1994 results also reflect the nonrecurrence of gains from sales of retail finance receivables.

  Electronic Data Systems Corporation (EDS) reported record earnings for the first quarter of 1994, with net income totaling $171.7 million, or $0.36 per share of GM Class E common stock. That compares with earnings of $151.4 million, or $0.32 per share of Class E common stock, in the first quarter of 1993. EDS continued to show increased revenue growth in new markets and strong performance in its existing businesses in the first quarter of 1994. Revenue from non-GM sources was $1,397.6 million, comprising 62.4% of total EDS revenue during the period.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  GMHE earned $282.1 million in the first quarter of 1994, or $0.70 per share of GM Class H common stock. Excluding the effect of the SFAS No. 112 accounting change, the first quarter 1994 earnings were $312.5 million, or $0.78 per share of Class H common stock -- 65.1% more than the 1993 first quarter earnings of $189.3 million, or $0.47 per share of Class H common stock. Revenues increased 12.8% over the year-ago period. The Automotive Electronics, Telecommunications and Space, and Defense Electronics business segments all contributed to GMHE's revenue and earnings increases.

  As detailed in the table below, first quarter 1994 worldwide employment averaged 688,000 men and women, a 6.0% decrease from the 732,000 in the first quarter of 1993. Worldwide payrolls were $7,826.5 million, compared with $7,459.9 million in the comparable 1993 period.

                                                        Three Months
                                                        -------------
                                                        1994    1993
                                                        ----    ----
                                                       (in thousands)

Average Worldwide Employment
  GM (excluding units listed below)                      516     548
  GMAC                                                    19      19
  EDS                                                     70      72
  GMHE                                                    77      87
  NCRS                                                     6       6
                                                         ---     ---
  Average Number of Employees                            688     732
                                                         ===     ===

  Selling, general, and administrative expenses, with GMAC on an equity basis, in the first quarter of 1994 of $2,365.4 million were $56.8 million above the first quarter 1993 amounts. On a percent of sales basis, selling, general, and administrative expenses were 6.9% in the first quarter of 1994, down from 7.3% in the first quarter of 1993.


                        General Motors Acceptance Corporation

  GMAC serves the financing and insurance needs of GM customers. The GMAC First Quarter 1994 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission is hereby incorporated by reference.

  Consolidated net income from GMAC financing and Motors Insurance Corporation insurance operations totaled $217.5 million for the first quarter of 1994, compared with $284.1 million earned in the first quarter of 1993. First quarter earnings in 1994 reflect an unfavorable charge of $7.4 million related to the cumulative effect on income resulting from the implementation of SFAS No. 112.

  Net income from financing operations, including mortgage results, totaled $192.8 million for the first quarter of 1994, $57.5 million below the same period last year, excluding the impact of SFAS No. 112. The decrease was due to a decline in asset levels and nonrecurrence of gains on receivable sales. During the first quarter of 1994, GMAC financed or leased worldwide 542,000 new passenger cars and trucks, an increase of 35% from the comparable 1993 period. In the United States, GMAC financed or leased 399,000 new vehicles during the first quarter of 1994, 122,000 more than during the first quarter of 1993. During the first quarter of 1994, GMAC financed 30% of new General Motors products delivered in the U.S. during this period, a 5 percentage point increase from the same period last year. The increase in retail and lease unit financing and penetration reflects curtailment of the Company's early 1993 program to reduce volume to address potential liquidity concerns.
Outside the United States, GMAC financed or leased 143,000 new vehicles in the first quarter of 1994, up 19,000 units from the first quarter of 1993. An increase in retail volume outside of North America accounted for the majority of the year-to-year increase.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Net income from insurance operations, excluding the impact of SFAS No. 112, was $32.1 million for the first quarter of 1994, a $1.7 million decrease as compared to the first quarter of 1993. The decline in net income reflects lower capital gains which more than offset improved commercial lines underwriting results.

  Financing revenue totaled $2,163.0 million for the first quarter of 1994, $104.8 million less than the amounts recorded in the comparable 1993 period. The decrease is primarily attributable to lower earning rates, partially offset by an increase in leasing revenues resulting from continued growth in operating lease activity. As a result of the lower level of interest rates in the United States as well as the lower level of total borrowings, interest and discount expense totaled $1,010.0 million for the first quarter of 1994, a decrease of 22% from the comparable period in 1993. The average cost of funds worldwide for the first quarter declined to 6.52%, a decrease of 49 basis points from a year ago. Total borrowing costs for United States operations averaged 6.25% for the first quarter compared with 6.54% for 1993.

  Other income, including gains on and servicing fees and other income related to sold finance receivables, amounted to $411.5 million in the first quarter of 1994. This compared with $653.0 million in the comparable 1993 period.
The decrease primarily reflects the nonrecurrence of gains on the sales of retail finance receivables during the current period. Other operating expenses, including salaries and benefits and insurance losses and loss adjustment expenses, totaled $712.0 million for the first quarter of 1994, $18.5 million lower than a year ago. The decrease is primarily attributable to lower losses incurred on commercial lines.

  The provision for losses on finance receivables, including both retained and sold receivables, totaled $64.1 million for the first quarter of 1994, compared to $57.0 million in the same period of 1993, reflecting increased retail volume levels in the 1994 period. Total chargeoffs for the first quarter of 1994 were $88.8 million compared to $121.5 million in the first quarter of 1993. Retail losses were 0.54% of total serviced assets during the first quarter of 1994 (including off-balance-sheet sold receivables), as compared to 0.72% for the same period last year.

  GMAC's consolidated assets totaled $81,630.8 million at March 31, 1994, compared to $80,750.8 million and $89,867.6 million at December 31, 1993 and March 31, 1993, respectively. Consolidated earning assets totaled $77,300.9 million at March 31, 1994, compared to $74,783.8 million and $80,548.0 million at December 31, 1993 and March 31, 1993, respectively. The decrease from the first quarter of 1993 compared to 1994 is a result of a net decrease in dealers' wholesale financing, primarily reflecting lower dealer stock levels in North America, partially offset by an increase in operating lease assets.

  Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, were $18,901.1 million at March 31, 1994, compared to $20,673.6 million at December 31, 1993 and $14,076.3 million at March 31, 1993. Wholesale receivables financed in the first quarter of 1994, as compared to the asset levels at March 31, 1993, reflects the resumption by GMAC of dealer wholesale inventory previously financed by General Motors, partially offset by lower levels of dealer inventory in addition to sales of wholesale receivables.

  Operating lease assets, net of depreciation, offered principally under the GMAC SmartLease program, increased to $12,635.0 million at the end of the first quarter in 1994 from $11,363.5 million and $10,101.3 million at December 31, 1993 and March 31, 1993, respectively. The increase primarily reflects growth in the U.S. and Canadian markets, driven by increasing consumer acceptance of leasing and enhanced manufacturer's subvented programs to capitalize on the trends.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  GMAC's total borrowings were $62,430.8 million at March 31, 1994, compared with $70,712.9 million at the comparable date in 1993 and $62,773.2 million at December 31, 1993. Approximately 82% represented funding for operations in the United States, with the remaining 18% of borrowings being split equally between Canada, Germany, and other countries. Total short-term notes worldwide at March 31, 1994 amounted to $18,930.2 million, up from $17,733.8 million at December 31, 1993 and $17,856.0 million at March 31, 1993.



Summary Financial Data - GMAC

Condensed GMAC Consolidated                                Three Months Ended
Statement of Income                                             March 31,
                                                           -----------------
                                                               1994     1993
                                                           -----------------
                                                       (Dollars in Millions)
Financing Revenue
  Retail and lease financing                                 $737.3   $988.5
  Leasing                                                   1,052.3    940.7
  Wholesale and term loans                                    373.4    338.6
                                                            -------  -------
Total financing revenue                                     2,163.0  2,267.8
Interest and discount                                       1,010.0  1,300.0
Depreciation on operating leases                              688.7    627.4
                                                            -------  -------
Net financing revenue                                         464.3    340.4
Insurance premiums earned                                     279.4    273.6
Other income                                                  411.5    653.0
                                                            -------  -------
Net Financing Revenue and Other                             1,155.2  1,267.0
Expenses                                                      794.8    814.3
                                                            -------  -------
Income before income taxes                                    360.4    452.7
Income taxes                                                  135.5    168.6
                                                            -------  -------
Income before cumulative effect of
  accounting change                                           224.9    284.1
Cumulative effect of accounting change                         (7.4)*     -
                                                            -------  -------
    Net Income                                               $217.5   $284.1
                                                            =======  =======

*Effective January 1, 1994, GMAC adopted SFAS No. 112.

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed GMAC Consolidated Balance Sheet  March 31,   Dec. 31,    March 31,
                                                1994       1993         1993
                                           ---------   --------    ---------
                                                  (Dollars in Millions)

Cash and cash equivalents                   $2,386.0   $4,028.1     $7,282.6
Investments in securities                    3,533.4    3,449.7      3,394.5
Finance receivables - net                   54,430.4   54,134.8     51,572.0
Receivables - General Motors Corporation     1,414.4    1,355.5     11,281.7
Other assets                                19,866.6   17,782.7     16,336.8
                                            --------   --------    ---------
    Total Assets                           $81,630.8  $80,750.8    $89,867.6
                                            ========   ========    =========

Short-term debt                            $34,551.8  $35,084.4    $38,861.2
Accounts payable and other liabilities
  (including GM and affiliates - $3,129.7,
  $2,487.5, and $2,604.7)                   11,361.6   10,125.3     10,898.6
Long-term debt                              27,879.0   27,688.8     31,851.7
Stockholder's equity                         7,838.4    7,852.3      8,256.1
                                            --------   --------    ---------
    Total Liabilities and
      Stockholder's Equity                 $81,630.8  $80,750.8    $89,867.6
                                            ========   ========    =========

Certain amounts for March 1993 have been reclassified to conform with 1994 classifications.

                                                         Three Months Ended
Condensed GMAC Consolidated Statement of Cash Flows           March 31,
                                                        --------------------
                                                            1994        1993
                                                        --------------------
                                                       (Dollars in Millions)

Net Cash Provided by Operating Activities               $2,139.6    $2,245.7
                                                        --------    --------
Cash Flows from Investing Activities
Finance receivables-acquisitions                       (38,749.1)  (35,499.0)
                   -liquidations                        37,042.9    36,756.5
Notes receivable from General Motors Corporation           (58.9)      281.5
Operating leases-acquisitions                           (2,647.1)   (1,512.8)
                -liquidations                              715.2       643.0
Investments in securities-acquisitions                  (3,025.9)   (3,256.5)
                         -liquidations                   2,958.6     3,099.2
Proceeds from sales of receivables                       1,376.4     4,602.8
Due and deferred from receivable sales                    (973.1)     (231.3)
Other                                                      213.9       449.2
                                                        --------    --------
Net Cash Provided by (Used in) Investing Activities     (3,147.1)    5,332.6
                                                        --------    --------

Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -proceeds                                             14,415.7     9,723.3
  -liquidations                                        (15,353.2)  (13,241.7)
Debt with original maturities less than 90 days
  -net change                                              554.8      (390.3)
Cash dividends paid to GM                                 (250.0)     (250.0)
                                                        --------    --------
Net Cash Used in Financing Activities                     (632.7)   (4,158.7)
                                                        --------    --------
Effect of exchange rate changes on cash and
  cash equivalents                                          (1.9)       (8.1)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents    (1,642.1)    3,411.5
Cash and cash equivalents at beginning of the period     4,028.1     3,871.1
                                                        --------    --------
Cash and cash equivalents at end of the period          $2,386.0    $7,282.6
                                                        ========    ========

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                         Electronic Data Systems Corporation

     Earnings per share attributable to GM Class E common stock are based on the Available Separate Consolidated Net Income of EDS as described in Note 5 to the Financial Statements. Reference should be made to EDS' Management's Discussion and Analysis in Exhibit 99(a) which is incorporated herein by reference.

     EDS financial statements do not include the amortization of the $2,179.5 million initial cost to GM of EDS customer contracts, computer software programs, and other intangible assets, including goodwill, arising from the acquisition of EDS by GM in 1984. This cost, plus the $343.2 million cost of contingent notes purchased in 1986, less certain income tax benefits, was assigned principally to intangible assets, including goodwill, and is being amortized by GM over the estimated useful lives of the assets acquired. The costs assigned to customer contracts and computer software programs were fully amortized prior to 1992. Such amortization is charged against Other Sector income.

Summary Financial Data - EDS                               Three Months Ended
                                                               March 31,
                                                           ------------------
                                                                1994     1993
                                                           ------------------
                                                         (Dollars in Millions
                                                                 Except
                                                           Per Share Amounts)
Revenues
Systems and other contracts
  GM and affiliates                                           $841.7   $845.9
  Outside customers                                          1,375.5  1,213.9
Interest and other income                                       22.1     13.4
                                                             ------- --------
Total Revenues                                               2,239.3  2,073.2
Costs and Expenses                                           1,971.0  1,836.6
Income Taxes                                                    96.6     85.2
                                                             ------- --------
Separate Consolidated Net Income                              $171.7   $151.4
                                                             ======= ========
Available Separate Consolidated Net Income*
Average number of shares of Class E common stock
  outstanding (in millions) (Numerator)                        257.9    234.7
Class E dividend base (in millions)
  (Denominator)                                                481.2    479.7
Available Separate Consolidated
  Net Income                                                   $92.1    $74.1
                                                               =====    =====
Earnings Attributable to Class E
  Common Stock on a Per Share Basis                            $0.36    $0.32
                                                                ====     ====
Cash dividends per share of Class E
  common stock                                                 $0.12    $0.10
                                                                ====     ====


* Available Separate Consolidated Net Income is determined quarterly.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                          GM Hughes Electronics Corporation

    Earnings per share attributable to GM Class H common stock are based on the Available Separate Consolidated Net Income of GMHE as described in Note 5 to the Financial Statements. Reference should be made to GMHE's Management's Discussion and Analysis in Exhibit 99(b) which is incorporated herein by reference.

Summary Financial Data - GMHE                           Three Months Ended
                                                             March 31,
                                                        ------------------
                                                            1994      1993
                                                        ------------------
                                                      (Dollars in Millions
                                                              Except
                                                        Per Share Amounts)
Revenues
Net sales
  Outside customers                                     $2,300.9  $2,109.9
  GM and affiliates                                      1,259.9   1,059.7
Other income-net                                            26.5      11.6
                                                         -------   -------
Total Revenues                                           3,587.3   3,181.2
Costs and Expenses                                       3,110.0   2,901.8
Income Taxes                                               195.8     121.1
                                                         -------   -------
Income before cumulative
  effect of accounting change                              281.5     158.3
Cumulative effect of accounting
  change                                                   (30.4)(1)     -
                                                         -------   -------
Net Income                                                 251.1     158.3
Adjustment to exclude the effect
  of GM purchase accounting
  adjustments related to Hughes(2)                          31.0      31.0
                                                         -------   -------
Earnings Used for
  Computation of Available Separate
  Consolidated Net Income                                 $282.1    $189.3
                                                         =======   =======
Available Separate Consolidated
  Net Income (3)
Average number of shares of Class H
  common stock outstanding
  (in millions) (Numerator)                                 90.6      93.9
Class H dividend base (in millions)
  (Denominator)                                            399.9     399.9
Available Separate Consolidated
  Net Income                                               $64.0     $44.4
                                                           =====     =====
Earnings Attributable to Class H
  Common Stock on a Per Share Basis
    Before cumulative effect of
      accounting change                                    $0.78     $0.47
    Cumulative effect of accounting
      change                                               (0.08)(1)     -
                                                            ----      ----
    Net earnings attributable
      to Class H common stock                              $0.70     $0.47
                                                            ====      ====
Cash dividends per share of Class H
  common stock                                             $0.20     $0.18
                                                            ====      ====

 (1) Effective January 1, 1994, GMHE adopted SFAS No. 112 ($30.4 million or $0.08 per share).
 (2) Amortization of intangible assets arising from GM's acquisition of Hughes.
 (3) Available Separate Consolidated Net Income is determined quarterly.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Liquidity and Capital Resources

    Cash and cash equivalents, including GMAC, at March 31, 1994 amounted to $10,710.0 million compared with $13,790.5 million at December 31, 1993 and $15,034.5 million at March 31, 1993. The decrease in 1994 was due to an excess of net cash used in investing activities over the net cash provided by operating and financing activities. Net cash provided by operating activities was $538.5 million in the three months of 1994, compared to $5,660.2 million in the 1993 period, reflecting principally the cash contribution to the U.S. pension plans, purchases of mortgage loans, and the increase in accounts receivable and inventories, partially offset by the income before cumulative effect of accounting change in 1994.

    Net cash used in investing activities amounted to $3,661.0 million in 1994 primarily due to capital expenditures and the increase in equipment on operating leases. Net cash provided by investing activities amounted to $2,697.7 million in 1993 primarily due to the net reduction in finance receivables (resulting primarily from sales of finance receivables) exceeding capital expenditures and the increase in equipment on operating leases. Total capital expenditures were $1,201.4 million in the three months of 1994 compared with $1,362.1 million in the 1993 period. Net cash provided by financing activities of $51.2 million in the 1994 three-month period reflected the $557.2 million proceeds from issuing common stock and a $320.0 million net increase in long-term debt exceeding the net decrease in short-term loans payable and cash dividends paid to stockholders. Net cash used in financing activities of $4,399.4 million in the 1993 period primarily reflected the net decrease in short-term loans payable of $3,799.6 million.

    During the three months of 1994, notes and loans payable decreased $172.3 million to $70,268.9 million at March 31, 1994 from a balance of $70,441.2 million at December 31, 1993 reflecting a net decrease in short-term loans payable exceeding a net increase in long-term debt. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 10.13 to 1 at March 31, 1994 compared to 12.58 to 1 at December 31, 1993 and 11.93 to 1 at March 31, 1993.

    On April 19, 1994, Standard & Poor's Corporation (S&P) revised its ratings outlook from negative to positive and reaffirmed its ratings of General Motors Corporation and related entities. S&P currently rates the senior debt of GM, GMAC, and GMHE as BBB+. The commercial paper of GMAC, GMHE, and EDS is currently rated A-2. GM's preference stock is rated BBB.

    A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

    The Corporation's cash position remained strong and significantly above debt levels. With GMAC on an equity basis, cash and marketable securities totaled $9,546.6 million at the end of the first quarter, even following a $1.9 billion cash contribution to GM's U.S. pension plans during the quarter, compared with $10,485.0 million at December 31, 1993, and $8,393.7 million at March 31, 1993. GM's cash position continues to strengthen and GM plans to maintain all-important future product programs utilizing improved capital-spending efficiencies, while at the same time improving the balance sheet. Ongoing financial objectives include: restoring profitability to North American Operations, reducing GM's unfunded pension liability, containing health-care costs and improving GM's credit ratings.

    GM and certain of its subsidiaries and affiliates maintain various syndicated bank credit facilities which in aggregate provide $26.8 billion of committed credit availability. Of this amount, $3.0 billion is directly available to the Corporation and the remainder is available to GMAC and its subsidiaries and affiliates and other GM subsidiaries and affiliates worldwide.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The Corporation's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. With respect to Class E and Class H common stocks, the Corporation's current policy is to pay aggregate annual cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. In February 1994, the Board of Directors increased the quarterly dividends on Class E common stock from $0.10 per share to $0.12 per share and on Class H common stock from $0.18 per share to $0.20 per share. Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H Common Stock of $0.18 per share for each of the quarters of 1993, which was more than 35% of the Available Separate Consolidated Net Loss of GMHE for 1992.

    A first quarter cash dividend on $1-2/3 par value common stock of $0.20 per share was paid on March 10, 1994. On May 2, 1994, the Board of Directors declared a cash dividend of $0.20 per share on $1-2/3 par value common stock for the second quarter of 1994 payable June 10, 1994. The dividend continues the level established in the fourth quarter of 1992, and brings 1994 cash dividends to $0.40 per share, the same as in 1993.

    A first quarter cash dividend on Class E common stock of $0.12 per share was paid on March 10, 1994. On May 2, 1994, the Board of Directors also declared a cash dividend of $0.12 per share on Class E common stock payable June 10, 1994. This continues the level established in the first quarter of 1994 and brings 1994 cash dividends to $0.24 per share compared with $0.20 per share in 1993.

    A first quarter cash dividend on Class H common stock of $0.20 per share was paid on March 10, 1994. On May 2, 1994, the Board of Directors also declared a cash dividend of $0.20 per share on Class H common stock payable June 10, 1994. This continues the level in effect since the first quarter of 1994 and brings 1994 cash dividends to $0.40 per share, compared with $0.36 per share in 1993.

    Book value per share of $1-2/3 par value common stock increased to $3.30 at the end of the 1994 first quarter from $1.65 at the end of 1993. Book value per share of Class E common stock increased to $0.42 from $0.21 at the end of 1993 and book value per share of Class H common stock increased to $1.65 from $0.83 at the end of 1993.

    Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the plans' obligations. This annual requirement to reset the discount rate in line with movements in market interest rates can result in considerable volatility of the discount rate and consequently in the amount of the plans' obligations under SFAS No. 87. The measurement date on which the Corporation's year-end funded status is based is October 1 for its principal
U. S. plans. The Corporation's worldwide unfunded pension liability at December 31, 1993, as calculated under SFAS No. 87, increased by a net of $8.3 billion, from $14.0 billion at December 31, 1992 to $22.3 billion. The single largest cause of this increase in GM's unfunded liability was the general decline in long-term interest rates which in the U.S. were at their lowest level in approximately 20 years. The approximate 90 basis point increase in long-term interest rates in the U.S. which has occurred since the last measurement date of GM's pension plans and March 31, 1994, if maintained, would decrease GM's reported unfunded pension liabilities at year-end 1994 by about $5 billion. The actual return on pension investments during the year also impacts the unfunded pension liability.

    Assuming the foregoing estimated decrease in the unfunded liability occurs, the Corporation estimates that its minimum pension liability adjustment to stockholders' equity would decrease by about $1.6 billion at

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

December 31, 1994, from the $5.3 billion adjustment reported at year-end 1993 to approximately $3.7 billion. In addition, long-term interest rates have increased further (roughly, an additional 45 basis points) since March 31, 1994. The trend of rising interest rates indicates that further reductions in GM's unfunded pension liability and adjustment to stockholders' equity may be reported at year-end 1994.

    On May 11, 1994, the Corporation reached an agreement with the Pension Benefit Guaranty Corporation (PBGC) which could lead to incremental cash and stock contributions of approximately $10 billion to its U.S. hourly pension plan in the near term. The funding proposal includes $4 billion in cash plus a contribution of approximately 177 million shares of Class E common stock.
At the May 10 NYSE closing price of $35.25, 177 million shares of Class E common stock would have a value of $6.2 billion. GM has already satisfied its 1994 Employee Retirement Income Security Act (ERISA) minimum funding obligation with a cash contribution of $1.9 billion to its U.S. hourly pension plan in the first quarter of 1994. The funding proposal would be in addition to this ERISA minimum contribution.

    GM's ability to make the contribution as planned is contingent upon receiving approval from the U.S. Department of Labor (DOL), and other conditions. GM expects to file its application with the DOL shortly. Under the terms of the agreement with the PBGC, GM will defer the use of funding credits that would result from the incremental cash and stock contributions. Consequently, GM will continue to make regular cash contributions to its pension plans over the next several years. The PBGC agreement also provides flexibility to GM by granting a release of EDS from liability, if any, to the PBGC under GM's U.S. pension plans in the event EDS were to leave the GM corporate group under certain circumstances. In addition, GM will seek relief from the excise tax that can apply when large contributions are made to pension plans. The PBGC reform bill (HR3396) proposes this relief. If GM obtains the necessary government approval, the stock contribution would require approval by the GM Board of Directors. No assurances can be given at this time that the approvals will be obtained.

    In a related development, U.S. Trust Company of New York has been selected to serve as the hourly plan's independent trustee with respect to the Class E stock contribution. In this capacity, U.S. Trust has responsibility for the acceptance, valuation and management of the stock contribution.

    The increase in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The 90 basis point increase in long-term corporate bond rates that had occurred during the last six months would decrease GM's accumulated postretirement benefit obligation, which was $45.6 billion at December 31, 1993, by approximately $5.0 billion. Further, any change in the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1994 and no cash impact. Although the same interest rate factors affect the accounting liabilities for pensions and other postretirement benefits, the estimated decrease related to SFAS No. 106 could also be affected by the Clinton Administration's announced initiatives to reform health care. The Corporation has expressed support for a comprehensive reform program which would provide affordable insurance coverage for everyone; control the rate of cost increase; spread costs fairly across the economy; and assure uniform quality health care throughout the system. The impact of national health care reform on the Corporation's health care liability cannot be reasonably estimated until such time as program parameters are finalized.

    Neither the estimated decrease in the Corporation's unfunded pension obligations under SFAS No. 87 nor the estimated decrease in the Corporation's postretirement obligations under SFAS No. 106 would have an impact on the earnings to be reported by the Corporation for 1994. However, in accordance with applicable accounting standards, any change in these obligations would impact the Corporation's 1995 and subsequent years' earnings as non-cash increases/decreases in pension and other postretirement benefit expense.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

               GENERAL MOTORS OPERATIONS WITH GMAC ON AN EQUITY BASIS

    In order to facilitate analysis, the following financial statements present financial data for the Corporation's manufacturing, wholesale marketing, defense, electronics, and computer service operations with the financing and insurance operations reflected on an equity basis. This is the same basis and format used in years prior to GM's adoption of SFAS No. 94, Consolidation of All Majority-owned Subsidiaries.

Statement of
Consolidated Operations                                 Three Months Ended
With GMAC on an Equity Basis                                March 31,
                                                       --------------------
                                                            1994       1993
                                                       --------------------
                                                       (Dollars in Millions)
Net Sales and Revenues (1)
Manufactured products                                  $32,836.1  $30,193.1
Computer systems services                                1,444.6    1,279.6
                                                        --------   --------
Total Net Sales and Revenues                            34,280.7   31,472.7
                                                        --------   --------
Costs and Expenses
Cost of sales and other operating
  charges, exclusive of items
  listed below                                          28,039.5   26,883.4
Selling, general, and
  administrative expenses                                2,365.4    2,308.6
Depreciation of real estate, plants, and
  equipment                                                936.3      941.9
Amortization of special tools                              761.0      636.2
Amortization of intangible assets                           45.2       47.4
                                                        --------   --------
Total Costs and Expenses                                32,147.4   30,817.5
                                                        --------   --------
Operating Income                                         2,133.3      655.2
Other income less income
  deductions - net                                         199.1      322.0
Interest expense                                          (215.1)    (385.1)
                                                        --------   --------
Income before Income Taxes                               2,117.3      592.1
Income taxes                                               704.8      248.7
                                                        --------   --------
Income after Income Taxes                                1,412.5      343.4
Earnings of nonconsolidated
  affiliates                                               191.9      169.8
                                                        --------   --------
Income before cumulative
  effect of accounting change                            1,604.4      513.2
Cumulative effect of accounting
  change (2)                                              (750.7)         -
                                                        --------   --------
Net Income                                                $853.7     $513.2
                                                        ========   ========

Certain 1993 amounts were reclassified to conform with 1994 classifications.

(1) Includes sales to nonconsolidated affiliates of $289.8 million and $253.7 million, respectively, including $69.1 million and $65.7 million in computer systems services revenues.
(2) Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Not included is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Consolidated Balance Sheet
With GMAC on an Equity Basis              March 31,    Dec. 31,     March 31,
                              ASSETS           1994        1993          1993
                                          -----------------------------------
                                                 (Dollars in Millions)
Current Assets
Cash and cash equivalents                  $8,324.1    $9,762.5      $7,751.9
Other marketable securities                 1,222.5       722.5         641.8
                                          ---------   ---------     ---------
Total cash and marketable securities        9,546.6    10,485.0       8,393.7
Accounts and notes receivable
  Trade                                     6,813.0     5,563.1      16,489.4
  Nonconsolidated affiliates                3,642.1     2,955.2       3,101.5
Inventories                                 9,499.8     8,615.1       9,347.9
Contracts in process                        2,540.5     2,376.8       2,372.6
Prepaid expenses and deferred
  income taxes                              8,516.5     8,036.3       7,232.4
                                          ---------   ---------     ---------
Total Current Assets                       40,558.5    38,031.5      46,937.5
Equity in Net Assets of
  Nonconsolidated Affiliates                8,662.7     8,638.5       9,189.6
Deferred Income Taxes                      15,307.9    14,874.1      13,416.4
Other Investments and Miscellaneous
  Assets                                   13,268.1    12,586.4       9,567.3
Property - Net                             33,436.1    34,103.9      34,851.8
Intangible Assets                          12,743.6    12,746.1       8,954.1
                                          ---------   ---------     ---------
Total Assets                             $123,976.9  $120,980.5    $122,916.7
                                          =========   =========     =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                           $9,852.9    $9,546.5      $8,908.4
Loans payable                               1,287.0     1,449.6       1,242.3
Income taxes payable                        1,006.5       389.9         888.0
Accrued liabilities and deferred
  income taxes (including current
  portion of postretirement benefits
  other than pensions)                     23,274.4    23,823.3      23,964.1
Stocks subject to repurchase                  450.0           -             -
                                          ---------   ---------     ---------
Total Current Liabilities                  35,870.8    35,209.3      35,002.8
Long-Term Debt                              6,551.1     6,218.4       6,832.0
Payable to GMAC*                            1,414.4     1,355.5      11,281.7
Capitalized Leases                            160.5       165.2         192.2
Postretirement Benefits Other Than
  Pensions                                 35,566.3    35,423.6      33,760.4
Pensions                                   19,973.2    20,583.3      12,353.8
Other Liabilities and Deferred
  Income Taxes                             16,248.7    14,739.7      15,037.9
Deferred Credits                            1,255.4     1,238.0       1,400.5
Stocks Subject to Repurchase                      -       450.0         450.0
Stockholders' Equity                        6,936.5     5,597.5       6,605.4
                                          ---------   ---------     ---------
Total Liabilities and
  Stockholders' Equity                   $123,976.9  $120,980.5    $122,916.7
                                          =========   =========     =========

Certain March 1993 amounts were reclassified to conform with 1994 classifications.

* Reference should be made to the note on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


 * During 1986 through 1993, for marketing and financial reasons, GM assumed part of the dealer inventory financing previously provided by GMAC. Primarily to support these receivables, GM entered into a financing agreement with GMAC which provided that GMAC would extend loans to GM up to a maximum of $17 billion which would bear interest at floating market rates. GMAC serviced these receivables for GM for a fee. This financing agreement ensured that GMAC's ongoing funding activities would continue, and returned to GMAC the approximate amount of interest and fees it would have earned had it retained the dealer inventory financing business. As of December 1, 1993, GMAC resumed the financing of wholesale receivables and the amounts previously borrowed under this agreement with GMAC were repaid. This financing agreement has been terminated.


Condensed Statement of Consolidated Cash Flows             Three Months Ended
With GMAC on an Equity Basis                                    March 31,
                                                          -------------------
                                                              1994       1993
                                                          -------------------
                                                        (Dollars in Millions)

Net Cash Provided by (Used in) Operating  Activities       ($610.8)  $3,970.2
                                                           -------    -------
Cash Flows from Investing Activities
  Expenditures for real estate, plants,
    and equipment                                           (705.0)    (689.6)
  Expenditures for special tools                            (467.9)    (651.6)
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions                             (941.3)    (576.8)
    Investments in other marketable
      securities - liquidations                              441.3      688.2
    Finance receivables                                          -   (1,512.4)
  Other                                                      347.4       84.2
                                                           -------    -------
      Net Cash Used in Investing Activities               (1,325.5)  (2,658.0)
                                                           -------    -------
Cash Flows from Financing Activities
  Increase in long-term debt                                 364.5      654.5
  Decrease in long-term debt                                 (31.8)    (679.0)
  Net increase (decrease) in payable to GMAC                  58.9     (281.5)
  Proceeds from issuing common stocks                        557.2       79.0
  Cash dividends paid to stockholders                       (281.0)    (276.4)
  Other                                                     (162.6)    (270.0)
                                                           -------    -------
    Net Cash Provided by (Used in)
      Financing Activities                                   505.2     (773.4)
                                                           -------    -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                        (7.3)       5.5
                                                           -------    -------
Net increase (decrease) in cash and
  cash equivalents                                        (1,438.4)     544.3
Cash and cash equivalents at beginning of
  the period                                               9,762.5    7,207.6
                                                           -------    -------
Cash and cash equivalents at end of the period            $8,324.1   $7,751.9
                                                           =======    =======

Certain 1993 amounts were reclassified to conform with 1994 classifications.



                                   * * * * * * * *

GENERAL MOTORS CORPORATION                                         PART II
AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 1994 are summarized below.


Other Matter

    With respect to the previously reported matter wherein Jerome Lemelson filed a patent infringement suit against General Motors Corporation, Ford Motor Company, and Chrysler Corporation on August 7, 1992 in the United States District Court for the District of Nevada, the "standstill" agreement entered into between Lemelson and General Motors has resulted in all claims between Lemelson and GM being dismissed with prejudice on March 21, 1994.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.
- - --------------    ----------------------------------------------     --------

   11             Computation of Earnings Per Share
                    Attributable to Common Stocks for the
                    Three Months Ended March 31,
                    1994 and 1993.                                     28

   12             Computation of Ratios of Earnings to Fixed
                    Charges for the Three Months Ended March 31,
                    1994 and 1993.                                     30

   99(a)          Electronic Data Systems Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      31

     (b)          GM Hughes Electronics Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      37

(b)  REPORTS ON FORM 8-K.

     One report on Form 8-K, dated December 6, 1993, was filed during the quarter ended March 31, 1994 reporting amendments to the By-Laws under Item 7, Exhibits.
                                  *  *  *  *  *  *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                       --------------------------------
                                                   (Registrant)



                                       By
                                       s/Leon J. Krain
                                       --------------------------------
Date May 13, 1994                      (Leon J. Krain, Vice President
- - -----------------
                                             and Group Executive)




                                       By
                                       s/Wallace W. Creek
                                       --------------------------------
Date May 13, 1994                      (Wallace W. Creek, Comptroller)
- - -----------------