Form 10-Q
period 1994-06-30
GENERAL MOTORS CORP
filed 1994-08-15
CIK 40730

l:\secfiles\10-Q\2ndqtr94\part1-94.doc 17

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549-1004
                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the quarterly period ended     June 30, 1994
                                   -------------

                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------


Commission file number  1-143
                        -----




                        GENERAL MOTORS CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)



       STATE OF DELAWARE                              38-0572515
- -------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)



     767 Fifth Avenue, New York, New York                10153-0075
3044 West Grand Boulevard, Detroit, Michigan             48202-3091
- --------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code       (313)-556-5000
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

         As of June 30, 1994, there were outstanding 750,039,470 shares of the issuer's $1-2/3 par value common stock, 260,673,505 shares of Class E $0.10 par value common stock and 92,268,354 shares of Class H $0.10 par value common stock.

                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                        Index

                                                                     Page No.
                                                                     --------
Part I - Financial Information
     Item 1.  Financial Statements
                Statement of Consolidated Operations                     3
                Consolidated Balance Sheet                               5
                Condensed Statement of Consolidated Cash Flows           7
                Notes to Financial Statements                            7

     Item 2.  Management's Discussion and Analysis                      12

Part II - Other Information
     Item 1.  Legal Proceedings                                         29

     Item 4.  Submission of Matters to a Vote of Security Holders       30

     Item 6.  Exhibits and Reports on Form 8-K                          32

Signatures                                                              33

Exhibit 11 Computation of Earnings Per Share Attributable
  to Common Stocks for the Quarters and Six Months Ended
  June 30, 1994 and 1993                                                34

Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for
  the Six Months Ended June 30, 1994 and 1993                           38

Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          39

          (b) GM Hughes Electronics Corporation and Subsidiaries
  Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          45

GENERAL MOTORS CORPORATION                                              PART I
AND SUBSIDIARIES                                 ITEM 1.  FINANCIAL STATEMENTS
                                          STATEMENT OF CONSOLIDATED OPERATIONS

                                                           Six Months Ended
                                      Second Quarter           June 30,
                                   --------------------  --------------------
                                        1994       1993       1994       1993
                                   --------------------  --------------------
                                              (Dollars in Millions)

Net Sales and Revenues
  Manufactured products            $35,555.1  $31,539.1  $68,353.4  $61,706.6
  Financial services                 2,304.7    2,219.8    4,467.7    4,487.6
  Computer systems services          1,453.3    1,240.6    2,828.8    2,454.5
  Other income (Note 1)              1,079.1    1,250.6    2,237.7    2,165.6
                                    --------   --------   --------   --------
    Total Net Sales and Revenues    40,392.2   36,250.1   77,887.6   70,814.3
                                    --------   --------   --------   --------
Costs and Expenses
  Cost of sales and other
    operating charges, exclusive
    of items listed below           30,218.0   27,578.1   58,222.1   54,440.1
  Selling, general, and
    administrative expenses          3,024.8    2,830.4    5,729.4    5,556.6
  Interest expense                   1,350.2    1,444.9    2,552.2    2,980.4
  Depreciation of real estate,
    plants, and equipment            1,651.5    1,628.9    3,347.9    3,209.2
  Amortization of special tools        764.6      690.8    1,525.6    1,327.0
  Amortization of intangible
    assets                              59.4       82.3      123.3      156.5
  Other deductions (Note 1)            237.5      462.2      848.8      681.6
                                    --------   --------   --------   --------
    Total Costs and Expenses        37,306.0   34,717.6   72,349.3   68,351.4
                                    --------   --------   --------   --------
Income before Income Taxes           3,086.2    1,532.5    5,538.3    2,462.9
United States, foreign, and
  other income taxes                 1,163.4      643.4    2,003.7    1,060.6
                                    --------   --------   --------   --------
Income before cumulative
  effect of accounting change        1,922.8      889.1    3,534.6    1,402.3
Cumulative effect of accounting
  change (Note 3)                          -          -     (758.1)         -
                                    --------   --------   --------   --------
Net Income                           1,922.8      889.1    2,776.5    1,402.3
Dividends on preferred
  and preference stocks                 89.7       89.0      176.5      183.2
                                    --------   --------   --------   --------
Income on Common Stocks             $1,833.1     $800.1   $2,600.0   $1,219.1
                                    ========   ========   ========   ========


Certain 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                            Six Months Ended
                                           Second Quarter        June 30,
                                           ---------------  -----------------
                                              1994    1993     1994      1993
                                           ---------------  -----------------
                                                 (Dollars in Millions
                                                Except Per Share Amounts)
Earnings Attributable to
  Common Stocks (Note 5)
  $1-2/3 par value before cumulative
    effect of accounting change           $1,665.3  $662.4 $3,027.4    $962.9
  Cumulative effect of accounting change
    (Note 3)                                     -       -   (751.3)        -
                                           -------   -----  -------     -----
  Net earnings attributable
    to $1-2/3 par value                   $1,665.3  $662.4 $2,276.1    $962.9
                                           -------   -----  -------     -----
  Net earnings attributable to Class E      $106.5   $87.7   $198.6    $161.8
                                           -------   -----  -------     -----
  Class H before cumulative effect
    of accounting change                     $61.3   $50.0   $132.1     $94.4
  Cumulative effect of accounting change
    (Note 3)                                     -       -     (6.8)        -
                                              ----    ----    -----      ----
  Net earnings attributable
    to Class H                               $61.3   $50.0   $125.3     $94.4
                                              ----    ----    -----      ----
Average number of shares of common stocks
  outstanding (in millions)
    $1-2/3 par value                         733.1   707.9    729.2     707.7
    Class E                                  260.1   236.7    259.0     235.7
    Class H                                   91.7    86.0     91.2      89.1
Earnings Per Share Attributable
  to Common Stocks (Note 5)
  $1-2/3 par value before cumulative
    effect of accounting change              $2.23   $0.92    $4.07     $1.34
  Cumulative effect of accounting change
    (Note 3)                                     -       -    (1.05)        -
                                              ----    ----     ----      ----
  Net earnings attributable to
    $1-2/3 par value                         $2.23   $0.92    $3.02     $1.34
                                              ----    ----     ----      ----
  Net earnings attributable to Class E       $0.41   $0.37    $0.77     $0.69
                                              ----    ----     ----      ----
  Class H before cumulative effect of
    accounting change                        $0.67   $0.58    $1.45     $1.05
  Cumulative effect of accounting change
    (Note 3)                                     -       -    (0.08)        -
                                              ----    ----     ----      ----
  Net earnings attributable to
    Class H                                  $0.67   $0.58    $1.37     $1.05
                                              ----    ----     ----      ----
Cash Dividends Per Share of Common
  Stocks (Note 5)
    $1-2/3 par value                         $0.20   $0.20    $0.40     $0.40
    Class E                                  $0.12   $0.10    $0.24     $0.20
    Class H                                  $0.20   $0.18    $0.40     $0.36


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                   CONSOLIDATED BALANCE SHEET


                                               June 30,   Dec. 31,   June 30,
                     ASSETS                        1994       1993       1993
- -----------------------------------------------------------------------------
                                                   (Dollars in Millions)

Cash and cash equivalents                     $13,642.8  $13,790.5  $11,841.9
Other marketable securities                     4,735.8    4,172.2    4,159.0
                                              ---------  ---------  ---------
  Total cash and marketable securities         18,378.6   17,962.7   16,000.9
                                              ---------  ---------  ---------
Finance receivables - net                      53,930.6   53,874.7   60,180.5
                                              ---------  ---------  ---------
Accounts and notes receivable (less
  allowances)                                   9,197.5    6,389.2    6,943.5
                                              ---------  ---------  ---------
Inventories (less allowances) (Note 6)         10,060.7    8,615.1    9,868.4
                                              ---------  ---------  ---------
Contracts in process (less advances and
  progress payments)                            2,693.7    2,376.8    2,413.0
                                              ---------  ---------  ---------
Net equipment on operating leases (less
  accumulated depreciation)                    16,646.4   13,095.3   12,002.6
                                              ---------  ---------  ---------
Deferred income taxes                          20,868.9   20,798.1   18,799.1
                                              ---------  ---------  ---------
Other assets (less allowances)                 19,811.6   17,757.3   15,429.2
                                              ---------  ---------  ---------
Property
  Real estate, plants, and equipment-at cost   68,694.1   67,966.4   68,678.2
  Less accumulated depreciation                42,517.3   41,725.5   42,143.6
                                              ---------  ---------  ---------
    Net real estate, plants, and equipment     26,176.8   26,240.9   26,534.6
  Special tools - at cost (less amortization)   7,550.7    7,983.9    7,883.3
                                              ---------  ---------  ---------
      Total property                           33,727.5   34,224.8   34,417.9
                                              ---------  ---------  ---------
Intangible assets - at cost (less
  amortization)                                13,114.7   13,106.9    9,344.4
                                              ---------  ---------  ---------
Total Assets                                 $198,430.2 $188,200.9 $185,399.5
                                              =========  =========  =========


Certain June 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                               June 30,   Dec. 31,   June 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1994       1993       1993
- -----------------------------------------------------------------------------
                                               (Dollars in Millions Except
                                                     Per Share Amounts)
Liabilities
  Accounts payable                            $10,619.3  $10,276.5   $9,335.3
  Notes and loans payable                      72,403.3   70,441.2   74,158.1
  United States, foreign, and other income
    taxes - deferred and payable                3,491.8    2,409.3    3,617.5
  Postretirement benefits other than
    pensions (Note 4)                          38,795.9   37,920.0   36,692.2
  Pensions                                     22,801.5   22,631.6   13,810.2
  Other liabilities and deferred credits       40,827.6   38,474.8   40,669.4
                                              ---------  ---------  ---------
      Total Liabilities                       188,939.4  182,153.4  178,282.7
                                              ---------  ---------  ---------
Stocks Subject to Repurchase (Note 7)             450.0      450.0      450.0
                                              ---------  ---------  ---------
Stockholders' Equity
  Preference stocks (E $0.10 series, $0.3
    in June 1993; Series A Conversion,
    $1.8 in December 1993 and June 1993
    (Note 8); Series B 9-1/8% Depositary
    Shares, $1.1; Series C Depositary
    Shares, $0.3; Series D 7.92% Depositary
    Shares, $0.4; and Series G 9.12%
    Depositary Shares, $0.6 in June 1994,
    December 1993, and June 1993)                   2.4        4.2        4.5
  Common stocks
    $1-2/3 par value (issued, 750,098,491,
      720,105,471, and 709,695,220 shares)      1,250.2    1,200.2    1,182.8
    Class E (issued, 266,503,861, 263,089,320,
      and 244,876,994 shares)                      26.7       26.3       24.5
    Class H (issued, 77,376,419, 75,705,433,
      and 72,560,300 shares)                        7.7        7.6        7.3
  Capital surplus (principally additional
    paid-in capital)                           12,856.0   12,003.4   11,223.3
  Net income retained for use in the
    business (accumulated deficit)(Note 9)        207.1   (2,002.9)  (2,528.6)
                                              ---------  ---------  ---------
      Subtotal                                 14,350.1   11,238.8    9,913.8
  Minimum pension liability adjustment         (5,311.2)  (5,311.2)  (2,925.3)
  Accumulated foreign currency translation
    adjustments and net unrealized gains
    on certain investments in debt
    and equity securities (Notes 3 and 10)          1.9     (330.1)    (321.7)
                                              ---------  ---------  ---------
      Total Stockholders' Equity                9,040.8    5,597.5    6,666.8
                                              ---------  ---------  ---------
Total Liabilities and Stockholders' Equity   $198,430.2 $188,200.9 $185,399.5
                                              =========  =========  =========

Certain June 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                            1994         1993
                                                    -------------------------
                                                      (Dollars in Millions)

Net Cash Provided by Operating Activities               $5,847.7     $9,301.7
                                                        --------     --------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and
    equipment                                           (1,775.6)    (1,578.6)
  Expenditures for special tools                          (989.6)    (1,298.1)
  Other                                                    580.4         (1.7)
  Change in other investing assets
    Investments in other marketable securities -
      acquisitions                                      (6,868.0)    (7,013.1)
    Investments in other marketable securities -
      liquidations                                       6,310.1      6,879.7
    Finance receivables - acquisitions                 (80,015.6)   (55,528.1)
    Finance receivables - liquidations                  77,624.9     55,129.9
    Finance receivables - other                           (281.8)      (434.9)
    Proceeds from sales of finance receivables           2,453.4      6,548.9
    Operating leases - net                              (4,970.1)    (2,064.2)
                                                        --------     --------
      Net Cash Provided by (Used in)
        Investing Activities                            (7,931.9)       639.8
                                                        --------     --------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term
    loans payable                                        1,125.4     (5,856.1)
  Increase in long-term debt                             9,158.0      5,062.5
  Decrease in long-term debt                            (8,686.7)    (7,394.3)
  Cash dividends paid to stockholders                     (566.5)      (546.1)
  Other                                                    902.2       (435.6)
                                                        --------     --------
    Net Cash Provided by (Used in)
      Financing Activities                               1,932.4     (9,169.6)
                                                        --------     --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                4.1         (8.6)
                                                        --------     --------
Net increase (decrease) in cash and cash equivalents      (147.7)       763.3
Cash and cash equivalents at beginning of
  the period                                            13,790.5     11,078.6
                                                        --------     --------
Cash and cash equivalents at end of the period         $13,642.8    $11,841.9
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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Note 1.
  Other income and other deductions consist of:

                                           Second Quarter      Six Months
                                         ----------------- ------------------
                                             1994     1993     1994      1993
                                         ----------------- ------------------
                                                 (Dollars in Millions)
  Other Income
    Insurance premiums                     $220.0   $202.1   $432.8    $392.7
    Interest                                386.9    471.3    706.4     845.5
    Equity in earnings (losses)
      of associates, net                     73.8    (35.6)    48.2    (149.9)
    Claims, commissions, and grants          92.8     72.6    194.3     125.0
    Gain on the sale of finance receivables  19.8     76.9     19.8     250.8
    Mortgage servicing revenue               40.7     86.9     99.5     161.2
    Other                                   245.1    376.4    736.7*    540.3
                                          -------  -------  -------   -------
        Total Other Income               $1,079.1 $1,250.6 $2,237.7  $2,165.6
                                          =======  =======  =======   =======
  Other Deductions
    Insurance losses and loss adjustment
      expenses                             $178.0   $147.4   $341.4    $296.6
    Provision for financing losses           54.8    118.9    118.9     175.9
    Other                                     4.7    195.9    388.5*    209.1
                                          -------  -------  -------   -------
        Total Other Deductions             $237.5   $462.2   $848.8    $681.6
                                          =======  =======  =======   =======

* Other includes gains and losses on the sale of assets in the first quarter of 1994. The net impact of these sales of assets was not material.

Note 2.
  Financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:
                                          Second Quarter        Six Months
                                         -----------------  ------------------
                                             1994     1993      1994      1993
                                         -----------------  ------------------
                                                 (Dollars in Millions)
  Net financing revenue and other        $1,158.2 $1,378.9  $2,313.4  $2,645.9
  Net income including the unfavorable
    cumulative effect of accounting
    change of $7.4 million in
    six months 1994                        $216.1   $285.4    $433.6    $569.5
  Cash dividends paid to GM                $250.0   $250.0    $500.0    $500.0

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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


There was no impact on the consolidated financial position or results of operations as a result of adoption. The Corporation's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which this Standard does not apply. However, certain loans of the Corporation affected by this Standard are currently carried at the lower of book value or the fair value of the collateral. The net book value of such loans at June 30, 1994 was $209.5 million, net of a $172.2 million valuation reserve.

  Also effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in Stockholders' Equity. This Standard requires the recording at fair value of debt securities which are not expected to be held to maturity and equity securities which have a readily determinable fair value. The primary effect of this Standard for the Corporation relates to debt securities held by Motors Insurance Corporation and certain equity securities. The ongoing effect on the second quarter and six months ended June 30, 1994 resulted in a $53.0 million and a $153.7 million, respectively, after-tax decrease in Stockholders' Equity.

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

  The Available Separate Consolidated Net Income of EDS and GMHE is determined quarterly and is equal to the separate consolidated net income of EDS and GMHE, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is the weighted average number of shares of Class E or Class H common stock outstanding during the period and the denominator of which was 481.7 million shares for Class E and 399.9 million shares for Class H during the second quarter of 1994. Comparable denominators for the second quarter of 1993 were 480.5 million shares for Class E and 399.9 million shares for Class H.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


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

  Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1-2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H Common Stock for each of the quarters of 1993 which was more than 35% of the Available Separate Consolidated Net Income of GMHE for the prior year.

Note 6.
  Major classes of inventories are as follows:
                                           June 30,     Dec. 31,     June 30,
                                               1994         1993         1993
                                          -----------------------------------
                                                  (Dollars in Millions)
Productive material, work in process,
  and supplies                             $5,409.2     $4,671.9     $5,060.8
Finished product, service parts, etc.       4,651.5      3,943.2      4,807.6
                                           --------      -------      -------
    Total inventories (less allowances)   $10,060.7     $8,615.1     $9,868.4
                                           ========      =======      =======

Note 7.
  Stocks Subject to Repurchase at June 30, 1994 consist of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute and exercisable under most circumstances at $30 per share on March 1, 1995. The Corporation holds an option to call the Institute's shares until February 28, 1995 at $37.50 per share.

Note 8.
  General Motors converted all 17,825,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of GM $1-2/3 par value common stock on June 18, 1994. GM originally issued this stock in June 1991 at a price of $41.375 per share.

  Holders of the Preference Stock received 0.992435 shares of GM $1-2/3 par value common stock for each share of Preference Stock called for conversion, plus $0.1655 in cash in payment of the accrued and unpaid dividend (covering the June 1 to June 18 period). Fractional shares of GM $1-2/3 par value common stock were paid in cash. When all preference stock has been converted, a total of 17.7 million shares of GM $1-2/3 par value common stock will have been issued in this conversion.

  The exchange of 0.992435 share of GM $1-2/3 par value common stock for each PERCS was equivalent to the call price of $53.79 per share divided by $54.20, which was the average daily closing price on the New York Stock Exchange of the GM $1-2/3 par value common stock for the five consecutive trading days ending on the "determination date" of June 1, 1994. The determination date was the second trading day immediately preceding the "notice of conversion" date of June 3, 1994.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Note 9.
  At June 30, 1994, December 31, 1993, and June 30, 1993, consolidated net income retained for use in the business (accumulated deficit) attributable to the common stocks was as follows:
                                           June 30,      Dec. 31,    June 30,
                                               1994          1993        1993
                                          -----------------------------------
                                                  (Dollars in Millions)

$1-2/3 par value                          ($2,095.3)    ($4,080.1)  ($4,371.8)
Class E                                     1,480.7       1,344.3     1,189.0
Class H                                       821.7         732.9       654.2
                                            -------       -------     -------
  Total                                      $207.1     ($2,002.9)  ($2,528.6)
                                            =======       =======     =======

  The Corporation's capital surplus plus net income retained for use in the business (less accumulated deficit) at June 30, 1994, December 31, 1993, and June 30, 1993, as allocated pursuant to GM's Certificate of Incorporation, was as follows:

                                           June 30,      Dec. 31,    June 30,
                                               1994          1993        1993
                                          -----------------------------------
                                                  (Dollars in Millions)

$1-2/3 par value                           $7,502.7      $4,870.0    $4,243.7
Class E                                     3,516.6       3,243.8     2,753.8
Class H                                     2,043.8       1,886.7     1,697.2
                                           --------      --------     -------
  Total                                   $13,063.1     $10,000.5    $8,694.7
                                           ========      ========     =======

  However, consistent with Delaware law, which governs the amount legally available for the payment of dividends on the Corporation's common stock, the Board of Directors has determined that such amount is materially higher than the Corporation's capital surplus plus net income retained for use in the business (less accumulated deficit).

Note 10.
  At June 30, 1994, December 31, 1993, and June 30, 1993, accumulated foreign currency translation adjustments were ($224.3) million, ($494.4) million, and ($498.9) million, respectively, and net unrealized gains on marketable equity securities of General Motors' insurance subsidiaries amounted to $138.9 million, $164.3 million and $177.2 million, respectively. In addition, the favorable cumulative effect of adopting SFAS No. 115 effective January 1, 1994 was $241.0 million and the unrealized loss incurred during the six months ended June 30, 1994 was $153.7 million.

Note 11.
  The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at June 30, 1994. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.


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

  General Motors Corporation reported record earnings in the second quarter of 1994, reflecting continued robust performance in its international operations, improved profitability in North America and solid results from the Corporation's major subsidiaries. GM's consolidated net income totaled $1,922.8 million, or $2.23 per share of GM $1-2/3 par value common stock, in the second quarter of 1994. That compares with $889.1 million, or $0.92 per share of GM $1-2/3 par value common stock, in the same period last year.

  GM's sales and revenues totaled a record $40,392.2 million in the second quarter of 1994, an increase of 11.4% compared with the $36,250.1 million in the second quarter of 1993. Gross profit margin - with General Motors Acceptance Corporation (GMAC) on an equity basis - was 18.5%, compared with 16.0% in the comparable period last year. The net profit margin was 5.2% in the second quarter of 1994, compared with 2.7% in the second quarter last year.

  GM's North American Operations (NAO) are on track to achieve the 1994 commitment to be profitable at the net-income level for the calendar year, even with the significant adverse impact of the first-quarter accounting charge for Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. Even though GM has been short of product in some market segments, many of GM's car and truck models are receiving enthusiastic reviews by dealers and customers, helping GM build sales momentum not only overseas but also in North America where GM enjoyed its best six-month sales performance since 1990. GM expects the enthusiastic reviews of its new products to continue during the second half of the year as 11 all-new vehicles enter its 1995 lineup, including the Chevrolet Lumina and Monte Carlo, Buick's Riviera, the Aurora from Oldsmobile and new sport-utility offerings from Chevrolet and GMC Truck.

  Results for the first six months of 1994 show consolidated net income of $2,776.5 million, or $3.02 per share of GM $1-2/3 par value common stock, including the $758.1 million unfavorable effect of the SFAS No. 112 accounting charge in the first quarter. Excluding the impact of the accounting charge, income for the six-month period was $3,534.6 million, or $4.07 per share of GM $1-2/3 par value common stock. That compares with $1,402.3 million, or $1.34 per share of GM $1-2/3 par value common stock, for the first half of 1993. Sales and revenues totaled $77,887.6 million in the 1994 period, an increase of 10.0%, or $7,073.3 million, over 1993 sales and revenues of $70,814.3 million.

  After preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stock, the income attributable to $1-2/3 par value common stock in the 1994 second quarter amounted to $1,665.3 million or $2.23 per share, compared with second quarter 1993 income of $662.4 million or $0.92 per share. In the first six months of 1994, such income was $2,276.1 million or $3.02 per $1-2/3 par value share, compared with $962.9 million or $1.34 per share in the 1993 period. Excluding the first quarter accounting charge, six-month 1994 earnings amounted to $3,027.4 million, an improvement of $2,064.5 million ($2.73 per $1-2/3 par value share) over the 1993 six months.

  Second quarter 1994 worldwide wholesale vehicle sales totaled 2,274,000 units, 8.5% more than the 1993 second quarter level of 2,096,000 units, reflecting higher sales in all regions, as shown in the table on the next page. Worldwide wholesale vehicle sales of 4,354,000 units during the first six months of 1994 were up 277,000 units, or 6.8%, over the year ago period.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                             Second Quarter      Six Months
                                             --------------    --------------
Worldwide Wholesale Sales                     1994     1993     1994     1993
                                             --------------    --------------
                                                   (Units in Thousands)
United States
  Cars                                         877      837    1,666    1,577
  Trucks                                       512      457    1,008      935
                                             -----    -----    -----    -----
    Total United States                      1,389    1,294    2,674    2,512
Other North America                            147      139      300      270
                                             -----    -----    -----    -----
      Total North America                    1,536    1,433    2,974    2,782
Overseas                                       738      663    1,380    1,295
                                             -----    -----    -----    -----
      Total All Sources                      2,274    2,096    4,354    4,077
                                             =====    =====    =====    =====

  During the 1994 second quarter, GM vehicle deliveries of cars and trucks worldwide were 2,302,000 units, compared with 2,266,000 units in the same period last year, an increase of 1.6%. Worldwide GM vehicle deliveries of cars and trucks during the first six months of 1994 were 4,344,000 units, 7.9% above the 4,028,000 units delivered in the comparable 1993 period.

  Following are highlights of 1994 second-quarter and six-month financial performance by GM's major business sectors:
                                                          Six Months Ended
                                   Second Quarter            June 30,
                                 ------------------    --------------------
Major Business Sector Results        1994      1993(1)     1994        1993(1)
- ------------------------------   ------------------    --------------------

(Dollars in Millions)
 North American Automotive Operations (NAO)
   Income (Loss) Before
    Accounting Change              $723.0   ($33.4)   $1,233.6     ($203.1)
   Cumulative Effect of
    Accounting Change                   -        -      (707.7)          -
                                  -------     -----     -------     -------
   NAO Income (Loss)                723.0    (33.4)      525.9      (203.1)
                                  -------     -----     -------     -------
 International Automotive Operations
   Income                           543.4    305.7       968.6       446.3
                                  -------     -----     -------     -------
 GMAC
   Income Before Accounting
    Change                          216.1    285.4       441.0       569.5
   Cumulative Effect of
    Accounting Change                   -        -        (7.4)          -
                                  -------     -----     -------     -------
   GMAC Income                      216.1    285.4       433.6       569.5
                                  -------     -----     -------     -------
 EDS Earnings                       197.3    178.1       369.0       329.5
                                  -------     -----     -------     -------
 GMHE
   Earnings Before Accounting
    Change                          267.3    232.0       579.8       421.3
   Cumulative Effect of
    Accounting Change                   -        -       (30.4)          -
                                  -------     -----     -------     -------
   GMHE Earnings                    267.3    232.0       549.4       421.3
                                  -------     -----     -------     -------
 Other (2)
   Loss Before Accounting
    Change                          (24.3)   (78.7)      (57.4)     (161.2)
   Cumulative Effect of
    Accounting Change                   -        -       (12.6)          -
                                  -------     -----     -------     -------
   Other Loss                                (24.3)      (78.7)      (70.0)
(161.2)
                                  -------     -----     -------     -------
 Consolidated Net Income (CNI)   $1,922.8   $889.1    $2,776.5    $1,402.3
                                  =======     =====     =======     =======
 CNI Before Accounting Change    $1,922.8   $889.1    $3,534.6    $1,402.3
                                  =======     =====     =======     =======

  (1) Certain amounts for 1993 were reclassified to conform with 1994 sector structure.
  (2) Includes Power Products and Defense and purchase accounting adjustments.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  In the second quarter of 1994, NAO reported net income of $723.0 million compared with a loss of $33.4 million in the second quarter of 1993. The $756.4 million improvement is attributable to a variety of factors including higher unit volume as well as progress in certain cost containment initiatives.

  NAO's net margin was 2.7% in the second quarter of 1994, compared with a loss of 0.1% in the prior-year period. NAO is still considerably short, however, of its 5% annual net-margin target.

  GM's share of the total U.S. vehicle market in the second quarter of 1994 was 33.1%, compared with 34.8% in the second quarter of 1993. GM's share of total U.S. car deliveries was 34.5% in the second quarter, compared with 36.5% in the previous year's second quarter. The Corporation's share of truck deliveries was 31.0% compared with a 32.1% in the same period last year, primarily due to capacity constraints. The decline in overall market share was due primarily to inventory constraints resulting from new-model start-up and higher-than-expected-demand for several key vehicle lines.

  Six-month 1994 NAO earnings were $525.9 million, an improvement of $729.0 million over the 1993 first half loss, despite the unfavorable effect of the $707.7 million accounting charge in the 1994 first quarter. Even with the tight inventory for some models, truck deliveries during the first half of the year were the best for any six-month period in GM's history with record-breaking deliveries each month.

  GM's International Automotive Operations (IO) posted significant financial gains in the second quarter of 1994. Net income totaled $543.4 million in the second quarter of 1994, compared with 1993's second-quarter earnings of $305.7 million. The results reflected significantly improved profitability in Europe, and continued strong results in Latin America. The net margin was 7.5% in the 1994-second-quarter period, an improvement of 2.9 percentage points from the 4.6% net margin in the year-ago period. The margin levels achieved in the international sector reflect continued cost cutting and strong market performance despite the somewhat weak economic conditions in Europe. GM's car and truck market share in Europe increased to 12.8% in the second quarter of 1994, compared with 12.5% in the second quarter last year. GM's Opel/Vauxhall models remained in the number-one position in the Western European car market.

  Six month 1994 IO income was $968.6 million compared to $446.3 million in the first half of 1993, with net margins increasing from 3.4% in the 1993 period to 7.2% in the 1994 six-month period. In Western Europe, GM's Opel/Vauxhall product line is number-one with sales increasing 7.2% in the first half of the year, compared with the same period last year. Capacity expansion is planned to meet the strong demand for Opel Corsa models. Registrations of Opel Corsa models in Europe rose by approximately 112,300 units during the first half of the year, compared with the same period in 1993. In order to meet the strong demand for Corsas, production at the Eisenach plant in Germany is scheduled to be increased by September to 640 units a day on a three-shift operation. Combined with units built at the plant in Zaragoza, Spain, Corsa daily production will top 2,400 units in Europe. In addition to sales in Europe, 50,000 Corsas are planned for export to countries such as: Mexico, Australia, Taiwan, Thailand, Iran, Chile, Egypt, and Israel. Corsa models are also built in Brazil and will be produced in Mexico beginning next year. Worldwide sales of the Saab lineup were up significantly - 26.2% - in the first half of 1994 compared with the same period last year.

  In Latin America, unit sales increased during the first six months of 1994, compared with the first half of last year, marking the fourth straight year of sales increases in the region. In spite of capacity constraints, total GM vehicle sales in Latin America were up 4.3% in the first six months of 1994,

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

compared with the year-earlier period, as industry sales in that region continued at a record pace. GM sales in Brazil were up 12.5%. GM do Brasil began production of the Corsa in March at an existing plant in Brazil, and production was quickly sold out for the rest of the year.

  GMAC reported second-quarter-1994 earnings of $216.1 million, compared with $285.4 million in the prior-year period. GMAC's results in the second quarter of 1994, when compared with the same period a year ago, primarily reflect a decline in mortgage originations and competitive pricing pressures at its mortgage subsidiary, and the absence of the non-recurring capital gains recorded at its insurance unit in the 1993 period. For the first six months of 1994, GMAC's consolidated net income totaled $433.6 million, $135.9 million below the same period last year.

  Electronic Data Systems Corporation (EDS) reported record earnings for the second quarter of 1994, with net income totaling $197.3 million, or $0.41 per share of GM Class E common stock. That compares with earnings of $178.1 million, or $0.37 per share of Class E common stock, in the second quarter of 1993. Second quarter 1994 revenues increased to $2,334.0 million from $2,090.5 million in the second quarter of 1993. Revenues from EDS' non-GM business were up nearly 18% over 1993 second-quarter levels. New contract signings reached nearly $4 billion in the second quarter of 1994. Record six month EDS earnings of $369.0 million resulted in record earnings per Class E share of $0.77, compared with $329.5 million or $0.69 per share a year earlier.

  GM Hughes Electronics Corporation (GMHE) earned $267.3 million in the second quarter of 1994, or $0.67 per share of GM Class H common stock. That compares with earnings of $232.0 million in the second quarter of 1993, or $0.58 per share of GM Class H common stock. Revenues for the 1994 period were $3,535.9 million, a 6.7% increase over the $3,315.4 million in the 1993 quarter. The second-quarter financial performance reflects strong sales and operating income in the Automotive Electronics segment, and higher operating income in the Defense Electronics business segment due to continued cost reductions.
For the first six months of 1994, GMHE earnings were $549.4 million, including the $30.4 million unfavorable effect of SFAS No. 112, or $1.37 per share of GM Class H common stock, on revenues of $7,123.2 million. In the first half of 1993, earnings were $421.3 million, or $1.05 per share of GM Class H common stock, on revenues of $6,496.6 million.

  As detailed in the table below, second quarter 1994 worldwide employment averaged 701,000 men and women, a 3.0% decrease from the 723,000 in the second quarter of 1993, adjusted to reflect NCRS. Worldwide payrolls were $8,004.9 million, compared with $7,669.0 million in the comparable 1993 period. Six month average worldwide employment decreased by 33,000 men and women from the 1993 six-month period, while first half 1994 worldwide payrolls totaled $15,831.4 million, a 4.6% increase from 1993 first half payrolls of $15,128.9 million.
                                              Second Quarter     Six Months
                                              --------------    -------------
                                               1994     1993    1994     1993
                                              --------------    -------------
                                                      (in thousands)
Average Worldwide Employment
  GM (excluding units listed below)             527      542     522      545
  GMAC                                           18       18      18       18
  EDS                                            73       72      71       72
  GMHE                                           77       85      77       86
  NCRS                                            6        6       6        6
                                                ---      ---     ---      ---
  Average Number of Employees                   701      723     694      727
                                                ===      ===     ===      ===

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Selling, general, and administrative expenses, with GMAC on an equity basis, in the second quarter and first six months of 1994 were $162.2 million and $219.0 million, respectively, above the second quarter and six-month 1993 amounts. On a percent of sales basis, selling, general, and administrative expenses were 6.8% in the second quarter and 6.9% in the first six months of 1994, down from the 7.2% in the second quarter and 7.3% in the six-month period of 1993.

                        General Motors Acceptance Corporation

  GMAC serves the financing and insurance needs of GM customers. The GMAC Second Quarter 1994 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission is hereby incorporated by reference.

  Consolidated net income from GMAC financing and Motors Insurance Corporation
(MIC) insurance operations totaled $216.1 million for the second quarter of 1994, compared with $285.4 million earned in the second quarter of 1993. For the first six months of 1994, net income totaled $433.6 million, a decrease of $135.9 million from the same period last year. Earnings for the first six months of 1994 reflect an unfavorable first quarter after-tax charge of $7.4 million related to the cumulative effect on income resulting from the implementation of SFAS No. 112.

  Net income from financing operations, including GMAC Mortgage Corporation (GMACM) results, totaled $184.6 million for the 1994 second quarter. The $29.0 million decrease from the same period last year can be primarily attributed to GMAC's mortgage operations, reflecting both the industry-wide decline in mortgage originations, specifically refinancings, brought about by rising interest rates, and competitive pricing pressures. For the first six months of 1994, net financing income (excluding the cumulative impact of SFAS No. 112) totaled $377.4 million in comparison to $463.9 million during the same period in 1993. In addition to the lower GMACM income noted above, lower earnings were also experienced due to lower average levels of retail and wholesale assets. During the second quarter of 1994, GMAC financed or leased worldwide 510,000 new passenger cars and trucks, a decrease of 5.9% from the comparable 1993 period. In the United States, GMAC financed or leased 333,000 new vehicles during the second quarter of 1994 and 732,000 new vehicles for the first six months of 1994 compared with 398,000 and 675,000 new vehicles in the second quarter and first six months of 1993, respectively. The decrease in retail and lease unit financing reflects continued intense competitive pressures within a robust sales environment. Outside the United States, GMAC financed or leased 177,000 new vehicles in the second quarter of 1994 and 320,000 new vehicles for the first six months of 1994 compared with 143,000 and 268,000 new vehicles in the second quarter and first six months of 1993, respectively.

  Net income from insurance operations was $31.5 million for the second quarter of 1994, a $40.3 million decrease as compared to the second quarter of 1993. For the first six months of 1994, net income from insurance operations (excluding the cumulative impact of SFAS No. 112) was $63.6 million, compared with $105.6 million for the same period in 1993. The decline in net income reflects non-recurring capital gains in the first half of 1993 which more than offset improved underwriting results.

  Financing revenue totaled $2,304.7 million and $4,467.7 million for the second quarter and first six months of 1994, respectively, $84.9 million greater than the amount reported for the comparable 1993 quarter and $19.9 million below the amount recorded for the 1993 six month period. The decrease from the respective 1993 six month period is primarily attributable to lower earning rates, partially offset by an increase in leasing revenues resulting from continued growth in operating lease activity. Interest and discount expense totaled $2,055.3 million for the first six months of 1994, a decrease of 18.5% from the comparable period in 1993. The average cost of funds

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

worldwide for the second quarter of 1994 declined to 6.53%, a decrease of 42 basis points from a year earlier. The worldwide cost of funds averaged 6.53% for the first six months of 1994, down 47 basis points from a year ago. Total borrowing costs for United States operations averaged 6.31% for the second quarter and 6.28% for the first six months of 1994, compared with 6.48% and 6.51%, respectively, for the same 1993 periods.

  Depreciation expense on operating leases, primarily GMAC's SmartLease program, amounted to $765.4 million for the second quarter of 1994, compared with $660.5 million for the same period in 1993. For the first six months of 1994, depreciation expense on operating leases totaled $1,454.1 million compared to $1,287.9 million for the first six months of 1993, with the increase attributable to continued successful marketing of the SmartLease program in the United States and Canada.

  Other income, including gains on receivable sales, as well as servicing fees and other income related to sold finance receivables, amounted to $378.0 million and $789.5 million for the second quarter and first six months of 1994, compared with $758.0 million and $1,411.0 million, respectively, for the same periods of 1993. The decreases are primarily attributable to a quarter-to-quarter decrease of $160.3 million and a six months decrease of $314.3 million due to lower interest and service fees from General Motors as a result of the termination of the financing agreement whereby GM had previously assumed some dealer wholesale inventory financing. This reduction is offset by increased financing revenues on wholesale receivables. Furthermore, capital gains at MIC decreased $57.0 million and $129.3 million for the quarter and six month periods ended June 30, 1994, primarily reflecting non-recurring capital gains recorded during the first six months of 1993.

  Other operating expenses, including salaries and benefits and insurance losses and loss adjustment expenses, totaled $745.2 million for the second quarter and $1,457.2 million for the first six months of 1994, $19.7 million and $38.2 million lower than the respective comparable 1993 periods. The decrease is primarily attributable to lower losses incurred on commercial lines and lower commission expenses for originated mortgages.

  The provision for losses on finance receivables, including both retained and sold receivables, totaled $54.8 million for the second quarter of 1994, compared to $118.9 million in the same period of 1993. For the first six months of 1994, provision for losses on finance receivables totaled $118.9 million as compared to $175.9 million for the first six months of 1993. Total net chargeoffs for the second quarter and first six months of 1994 were $54.6 million and $104.7 million, respectively, as compared to $71.2 million and $178.1 million in the second quarter and first six months of 1993.

  Consolidated earning assets totaled $79,098.6 million at June 30, 1994, virtually unchanged from $79,199.9 million at June 30, 1993 and up $4,314.8 million from the December 31, 1993 level of $74,783.8 million. The increase from year-end can be largely attributed to an increase in operating lease assets due to the continued acceptance and popularity of the SmartLease program. Operating lease assets, net of depreciation, offered principally under the GMAC SmartLease program, increased to $14,658.9 million at June 30, 1994 from $11,363.5 million and $10,422.7 million at December 31, 1993 and June 30, 1993, respectively. The increase primarily reflects growth in the U.S. and Canadian markets, driven by continued consumer acceptance of leasing and enhanced manufacturer's subvented programs.

  Cash and cash equivalents, which primarily include short term borrowed funds in excess of requirements invested in short-term marketable securities, totaled $2,345.7 million at June 30, 1994. This compared to $4,028.1 million at December 31, 1993 and $3,498.8 million at June 30, 1993. The decrease is due to a strategy that has been undertaken to reduce cash and cash equivalents as a direct result of the Company's continued good access to the capital markets. At June 30, 1994, consolidated worldwide retail finance receivables,

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

net of unearned income, totaled $28,816.2 million, virtually unchanged from $28,656.3 million at June 30, 1993 but up $2,758.2 million from year-end 1993. The Company continues to utilize an asset securitization program as an alternative funding source and as a result sold retail receivables with principal in the United States aggregating $1.2 billion during the six month period ended June 30, 1994.

  Consolidated worldwide leasing and lease financing receivables, net of unearned income, at June 30, 1994 were $3,309.9 million, down $469.0 million and $1,884.9 million from December 31, 1993 and June 30, 1993, respectively. These reductions are primarily reflective of General Motors reduction in fleet sales to daily rental companies and the resultant GMAC fleet financing reduction.

  Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, were $18,765.9 million at June 30, 1994, compared to $20,673.6 million at December 31, 1993 and $13,324.3 million at June 30, 1993.
Wholesale receivables at the end of the second quarter of 1994, as compared to the asset levels at June 30, 1993, reflects the resumption by GMAC of dealer wholesale inventory previously financed by General Motors, partially offset by lower levels of dealer inventory and sales of wholesale finance receivables. The Company sold wholesale receivables, which it also continues to service, totaling $1.4 billion to outside investors during the first quarter of 1994.

  GMAC's total borrowings were $64,411.0 million at June 30, 1994, compared with $65,927.5 million at June 30, 1993 and $62,773.2 million at December 31, 1993. Approximately 81% represented funding for operations in the United States, with the remaining 19% of borrowings being split equally between Canada, Germany, and other countries. Total short-term notes worldwide at June 30, 1994 amounted to $20,215.2 million, up from $17,733.8 million at December 31, 1993 and $16,617.1 million at June 30, 1993.

Summary Financial Data - GMAC

Condensed GMAC Consolidated                                 Six Months Ended
Statement of Income                       Second Quarter        June 30,
                                         ----------------  -----------------
                                            1994     1993      1994     1993
                                         ----------------  -----------------
                                                  (Dollars in Millions)
Financing Revenue
  Retail and lease financing              $769.2   $962.9  $1,506.5 $1,951.4
  Leasing                                1,133.3    948.1   2,185.6  1,888.8
  Wholesale and term loans                 402.2    308.8     775.6    647.4
                                         -------  -------   -------  -------
Total financing revenue                  2,304.7  2,219.8   4,467.7  4,487.6
Interest and discount                    1,045.3  1,221.5   2,055.3  2,521.5
Depreciation on operating leases           765.4    660.5   1,454.1  1,287.9
                                         -------  -------   -------  -------
Net financing revenue                      494.0    337.8     958.3    678.2
Insurance premiums earned                  286.2    283.1     565.6    556.7
Other income                               378.0    758.0     789.5  1,411.0
                                         -------  -------   -------  -------
Net Financing Revenue and Other          1,158.2  1,378.9   2,313.4  2,645.9
Expenses                                   814.1    918.5   1,608.9  1,732.8
                                         -------  -------   -------  -------
Income before income taxes                 344.1    460.4     704.5    913.1
Income taxes                               128.0    175.0     263.5    343.6
                                         -------  -------   -------  -------
Income before cumulative effect of
  accounting change                        216.1    285.4     441.0    569.5
Cumulative effect of accounting change         -        -      (7.4)*     -
                                         -------  -------   -------  -------
    Net Income                            $216.1   $285.4    $433.6   $569.5
                                         =======  =======   =======  =======

*Effective January 1, 1994, GMAC adopted SFAS No. 112.
Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Condensed GMAC Consolidated
Balance Sheet                           June 30,       Dec. 31,     June 30,
                                            1994           1993         1993
                                        ------------------------------------
                                              (Dollars in Millions)
Cash and cash equivalents              $2,345.7        $4,028.1     $3,498.8
Investments in securities               3,495.3         3,449.7      3,439.0
Finance receivables - net              54,282.1        54,134.8     50,858.8
Receivables - General Motors Corporation1,390.1         1,355.5      9,929.1
Other assets                           21,934.4        17,782.7     17,061.0
                                        --------       --------     --------
    Total Assets                      $83,447.6       $80,750.8    $84,786.7
                                        ========       ========     ========
Short-term debt                       $33,758.5       $35,084.4    $36,671.0
Accounts payable and other
  liabilities (including
  GM and affiliates - $2,902.0,
  $2,487.5 and $2,829.2)               11,235.0        10,125.3     10,657.5
Long-term debt                         30,652.5        27,688.8     29,256.5
Stockholder's equity                    7,801.6         7,852.3      8,201.7
                                        --------       --------     --------
    Total Liabilities and
      Stockholder's Equity            $83,447.6       $80,750.8    $84,786.7
                                        ========       ========     ========

Certain amounts for June 1993 have been reclassified to conform with 1994 classifications.

Condensed GMAC Consolidated                               Six Months Ended
Statement of Cash Flows                                       June 30,
                                                        --------------------
                                                            1994        1993
                                                        --------------------
                                                        (Dollars in Millions)
Net Cash Provided by Operating Activities               $2,611.7    $2,487.9
                                                        --------    --------
Cash Flows from Investing Activities
Finance receivables-acquisitions                       (80,015.6)  (55,528.1)
                   -liquidations                        77,624.9    55,129.9
Notes receivable from General Motors Corporation           (34.6)    1,634.1
Operating leases-acquisitions                           (6,252.2)   (3,300.1)
                -liquidations                            1,633.6     1,335.9
Investments in securities-acquisitions                  (5,633.6)   (6,115.4)
                         -liquidations                   5,542.4     5,856.8
Proceeds from sales of receivables                       2,453.4     6,548.9
Due and deferred from receivable sales                    (730.5)      (95.8)
Other                                                      322.8       565.7
                                                        --------    --------
Net Cash Provided by (Used in) Investing Activities     (5,089.4)    6,031.9
                                                        --------    --------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -proceeds                                             26,744.2    18,120.9
  -liquidations                                        (27,024.3)  (24,691.7)
Debt with original maturities less than 90 days
  -net change                                            1,579.3    (1,817.1)
Cash dividends paid to GM                                 (500.0)     (500.0)
                                                        --------    --------
Net Cash Provided by (Used in) Financing Activities        799.2    (8,887.9)
                                                        --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                      (3.9)       (4.2)
                                                        --------    --------
Net decrease in cash and cash equivalents               (1,682.4)     (372.3)
Cash and cash equivalents at beginning of the period     4,028.1     3,871.1
                                                        --------    --------
Cash and cash equivalents at end of the period          $2,345.7    $3,498.8
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

Summary Financial Data - EDS                                 Six Months Ended
                                            Second Quarter       June 30,
                                           ---------------- -----------------
                                              1994     1993     1994     1993
                                           ---------------- -----------------
                                                  (Dollars in Millions
                                                Except Per Share Amounts)
Revenues
Systems and other contracts
  GM and affiliates                         $856.2   $834.8 $1,697.9 $1,680.7
  Outside customers                        1,453.3  1,240.6  2,828.8  2,454.5
Interest and other income                     24.5     15.1     46.6     28.5
                                           -------  -------  -------  -------
Total Revenues                             2,334.0  2,090.5  4,573.3  4,163.7
Costs and Expenses                         2,025.8  1,812.3  3,996.8  3,648.9
Income Taxes                                 110.9    100.1    207.5    185.3
                                           -------  -------  -------  -------
Separate Consolidated Net Income            $197.3   $178.1   $369.0   $329.5
                                           =======  =======  =======  =======
Available Separate Consolidated Net Income*
Average number of shares of Class
  E common stock outstanding
  (in millions) (Numerator)                  260.1    236.7    259.0    235.7
Class E dividend base (in millions)
  (Denominator)                              481.7    480.5    481.5    480.1
Available Separate Consolidated
  Net Income                                $106.5    $87.7   $198.6   $161.8
                                             =====     ====    =====    =====
Earnings Attributable to Class E
  Common Stock on a Per Share Basis          $0.41    $0.37    $0.77    $0.69
                                              ====     ====     ====     ====
Cash dividends per share of Class E
  common stock                               $0.12    $0.10    $0.24    $0.20
                                              ====     ====     ====     ====


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

Summary Financial Data - GMHE                             Six Months Ended
                                      Second Quarter          June 30,
                                    ------------------  ------------------
                                        1994      1993      1994      1993
                                    ------------------  ------------------
                                               (Dollars in Millions
                                             Except Per Share Amounts)
Revenues
Net sales
  Outside customers                 $2,195.5  $2,188.1  $4,496.4  $4,298.0
  GM and affiliates                  1,322.3   1,121.3   2,582.2   2,181.0
Other income-net                        18.1       6.0      44.6      17.6
                                     -------   -------   -------   -------
Total Revenues                       3,535.9   3,315.4   7,123.2   6,496.6
Costs and Expenses                   3,135.3   2,967.0   6,245.3   5,868.8
Income Taxes                           164.2     147.3     360.0     268.4
                                     -------   -------   -------   -------
Income before cumulative
  effect of accounting change          236.4     201.1     517.9     359.4
Cumulative effect of accounting
  change                                   -         -     (30.4)(1)     -
                                     -------   -------   -------   -------
Net Income                             236.4     201.1     487.5     359.4
Adjustments to exclude the effect
  of GM purchase accounting
  adjustments related to Hughes(2)      30.9      30.9      61.9      61.9
                                     -------   -------   -------   -------
Earnings Used for
  Computation of Available Separate
  Consolidated Net Income             $267.3    $232.0    $549.4    $421.3
                                     =======   =======   =======   =======
Available Separate Consolidated
  Net Income (3)
Average number of shares of Class H
  common stock outstanding
  (in millions) (Numerator)             91.7      86.0      91.2      89.1
Class H dividend base (in millions)
  (Denominator)                        399.9     399.9     399.9     399.9
Available Separate Consolidated
  Net Income                           $61.3     $50.0    $125.3     $94.4
                                        ====      ====     =====     =====
Earnings Attributable to Class H
  Common Stock on a Per Share Basis
    Before cumulative effect of
      accounting change                $0.67     $0.58     $1.45     $1.05
    Cumulative effect of accounting
      change                               -         -     (0.08)(1)     -
                                        ----      ----      ----      ----
    Net earnings attributable
      to Class H common stock          $0.67     $0.58     $1.37     $1.05
                                        ====      ====      ====      ====
Cash dividends per share of Class H
  common stock                         $0.20     $0.18     $0.40     $0.36
                                        ====      ====      ====      ====

 (1) Effective January 1, 1994, GMHE adopted SFAS No. 112 ($30.4 million or $0.08 per share).
 (2) Amortization of intangible assets arising from GM's acquisition of Hughes.
 (3) Available Separate Consolidated Net Income is determined quarterly.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Liquidity and Capital Resources

    Cash and cash equivalents, including GMAC, at June 30, 1994 amounted to $13,642.8 million compared with $13,790.5 million at December 31, 1993 and $11,841.9 million at June 30, 1993. The slight decrease in 1994 was due to an excess of net cash used in investing activities over the net cash provided by operating and financing activities. Net cash provided by operating activities was $5,847.7 million in the first six months of 1994, compared to $9,301.7 million in the 1993 period, reflecting lower proceeds on sales of mortgage loans and increases in accounts receivable, inventories, and other investments and miscellaneous assets, partially offset by higher net income before the accounting change, lower purchases of mortgage loans, and higher income taxes payable.

    Net cash used in investing activities in the 1994 period amounted to $7,931.9 million, consisting primarily of capital expenditures and the net increase in equipment on operating leases. Net cash provided by investing activities amounted to $639.8 million in 1993 primarily due to the net reduction in finance receivables (resulting from sales of finance receivables) exceeding capital expenditures and the net increase in equipment on operating leases. Total capital expenditures were $2,765.2 million in the first six months of 1994 compared with $2,876.7 million in the 1993 period. Net cash provided by financing activities of $1,932.4 million in the 1994 six-month period primarily reflected the net increase in short-term loans payable of $1,125.4 million and $902.2 million proceeds from issuing common stocks. Net cash used in financing activities of $9,169.6 million in the 1993 period primarily reflected the net decrease in short-term loans payable of $5,856.1 million and a net decrease in long-term debt of $2,331.8 million.

    During the first six months of 1994, notes and loans payable increased $1,962.1 million to $72,403.3 million at June 30, 1994 from a balance of $70,441.2 million at December 31, 1993 reflecting primarily a net increase in short-term loans payable. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 8.01 to 1 at June 30, 1994 compared to 12.58 to 1 at December 31, 1993.

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

    The Corporation's operating cash flow was strong in the second quarter of 1994. With GMAC on an equity basis, cash and marketable securities totaled $12,643.4 million at the end of the second quarter, compared with $9,546.6 million at the end of March, $10,485.0 million at December 31, 1993, and $9,063.2 million at June 30, 1993. As part of the overall plan to reduce GM's unfunded pension liability, on July 27, 1994, the Corporation contributed $2.5 billion in cash to its U.S. pension plans, bringing total cash contributions for the year to $4.4 billion. GM's cash position continues to strengthen and GM plans to maintain all-important future product programs utilizing improved capital-spending efficiencies, while at the same time improving the balance sheet. Ongoing financial objectives include: restoring profitability to North American Operations, reducing GM's unfunded pension liability, containing health-care costs and improving GM's credit ratings.

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

    A second quarter cash dividend on $1-2/3 par value common stock of $0.20 per share was paid on June 10, 1994. On August 8, 1994, the Board of Directors declared a cash dividend of $0.20 per share on $1-2/3 par value common stock for the third quarter of 1994 payable September 10, 1994. The dividend continues the level established in the fourth quarter of 1992, and brings 1994 cash dividends to $0.60 per share, the same as in 1993.

    A second quarter cash dividend on Class E common stock of $0.12 per share was paid on June 10, 1994. On August 8, 1994, the Board of Directors also declared a cash dividend of $0.12 per share on Class E common stock payable September 10, 1994. This continues the level established in the first quarter of 1994 and brings 1994 cash dividends to $0.36 per share compared with $0.30 per share in 1993.

    A second quarter cash dividend on Class H common stock of $0.20 per share was paid on June 10, 1994. On August 8, 1994, the Board of Directors also declared a cash dividend of $0.20 per share on Class H common stock payable September 10, 1994. This continues the level in effect since the first quarter of 1994 and brings 1994 cash dividends to $0.60 per share, compared with $0.54 per share in 1993.

   General Motors converted all 17,825,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of GM $1-2/3 par value common stock on June 18, 1994. GM originally issued this stock in June 1991 at a price of $41.375 per share. Holders of the Preference Stock received 0.992435 shares of GM $1-2/3 par value common stock for each share of Preference Stock called for conversion, plus $0.1655 in cash in payment of the accrued and unpaid dividend (covering the June 1 to June 18 period). Fractional shares of GM $1-2/3 par value common stock were paid in cash. When all preference stock has been converted, a total of 17.7 million shares of GM $1-2/3 par value common stock will have been issued in this conversion.

    Book value per share of $1-2/3 par value common stock increased to $6.65 at the end of the 1994 second quarter from $1.65 at the end of 1993. Book value per share of Class E common stock increased to $0.85 from $0.21 at the end of 1993 and book value per share of Class H common stock increased to $3.33 from $0.83 at the end of 1993.

    Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the plans' obligations. This annual requirement to reset the discount rate in line with movements in market interest rates can result in considerable volatility of the discount rate and consequently in the amount of the plans' obligations under SFAS No. 87. The measurement date on which the Corporation's year-end funded status is based is October 1 for its principal U.S. plans. The Corporation's worldwide unfunded pension liability at December 31, 1993, as calculated under SFAS No. 87, increased by a net of $8.3 billion, from $14.0 billion at December 31, 1992 to $22.3 billion. The single

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

largest cause of this increase in GM's unfunded liability was the general decline in long-term interest rates which in the U.S. were at their lowest level in approximately 20 years. The approximate 145 basis point increase in long-term interest rates in the U.S. which has occurred since the last measurement date of GM's pension plans and June 30, 1994, if maintained, would decrease GM's reported unfunded pension liabilities at year-end 1994 by over $7 billion. Other factors that influence the unfunded pension liability include the actual pension plan contributions and return on pension investments during the year, the expected normal growth in the pension liability, and actual employee turnover, retirement, and mortality experience.

    Assuming the foregoing estimated decrease in the unfunded liability occurs, the Corporation estimates that its minimum pension liability adjustment to stockholders' equity would decrease by about $2 billion at December 31, 1994, from the $5.3 billion adjustment reported at year-end 1993 to approximately $3.3 billion. Since June 30, long-term interest rates have decreased slightly (roughly, 5 basis points), which if maintained would marginally reduce the improvement in GM's unfunded pension liability and adjustment to stockholders' equity outlined above.

    On May 11, 1994, the Corporation reached an agreement with the Pension Benefit Guaranty Corporation (PBGC) which could lead to incremental cash and stock contributions of approximately $10 billion to its U.S. hourly pension plan in the near term. The funding proposal includes $4 billion in cash plus a contribution of approximately 177 million shares of Class E common stock.
At the August 10 NYSE closing price of $35.63, 177 million shares of Class E common stock would have a value of $6.3 billion. GM has already satisfied its 1994 Employee Retirement Income Security Act (ERISA) minimum funding obligation with a cash contribution of $1.9 billion to its U.S. hourly pension plan in the first quarter of 1994. The funding proposal would be in addition to this ERISA minimum contribution. On July 27, 1994, GM contributed $2.5 billion in cash to its U.S. pension plans bringing total cash contributions for the year to $4.4 billion. Subject to certain approvals, GM may designate the additional $2.5 billion cash contribution as part of the funding required under the PBGC agreement.

    GM's ability to make the contribution as planned is contingent upon receiving approval from the U.S. Department of Labor (DOL), and other conditions. GM has filed its application with the DOL. Under the terms of the agreement with the PBGC, GM will defer the use of funding credits that would result from the incremental cash and stock contributions. Consequently, GM will continue to make regular cash contributions to its pension plans over the next several years. The PBGC agreement also provides flexibility to GM by granting a release of EDS from liability, if any, to the PBGC under GM's U.S. pension plans in the event EDS were to leave the GM corporate group under certain circumstances. In addition, GM will seek relief from the excise tax that can apply when large contributions are made to pension plans. The PBGC reform bill (HR3396) proposes this relief. If GM obtains the necessary government approval, the stock contribution would require approval by the GM Board of Directors. No assurances can be given at this time that the approvals will be obtained.

    The increase in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The 145 basis point increase in long-term corporate bond rates that had occurred during the last nine months would decrease GM's accumulated postretirement benefit obligation, which was $45.6 billion at December 31, 1993, by approximately $8 billion. Further, any change in the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1994 and no cash impact. Although the same interest rate factors affect the accounting liabilities for pensions and other postretirement benefits, the estimated decrease related to SFAS No. 106 could also be

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

affected by national health care reform initiatives. The potential impact of national health care reform on the Corporation's health care liability cannot be reasonably estimated until such time as legislative parameters are finalized.

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

Statement of                                              Six Months Ended
Consolidated Operations              Second Quarter           June 30,
                                 --------------------  --------------------
With GMAC on an Equity Basis          1994       1993       1994       1993
                                 --------------------  --------------------
                                            (Dollars in Millions)
Net Sales and Revenues (1)
Manufactured products            $35,588.7  $31,570.2  $68,424.8  $61,763.3
Computer systems services          1,519.5    1,304.9    2,964.1    2,584.5
                                  --------   --------   --------   --------
Total Net Sales and Revenues      37,108.2   32,875.1   71,388.9   64,347.8
                                  --------   --------   --------   --------
Costs and Expenses
Cost of sales and other operating
  charges, exclusive of items
  listed below                    30,242.4   27,601.9   58,281.9   54,485.3
Selling, general, and
  administrative expenses          2,538.0    2,375.8    4,903.4    4,684.4
Depreciation of real estate,
  plants, and equipment              947.7      958.6    1,884.0    1,900.5
Amortization of special tools        764.6      690.8    1,525.6    1,327.0
Amortization of intangible assets     45.3       47.6       90.5       95.0
                                  --------   --------   --------   --------
Total Costs and Expenses          34,538.0   31,674.7   66,685.4   62,492.2
                                  --------   --------   --------   --------
Operating Income                   2,570.2    1,200.4    4,703.5    1,855.6
Other income less income
  deductions - net                   428.1      290.8      627.2      612.8
Interest expense                    (330.0)    (383.7)    (545.1)    (768.8)
                                  --------   --------   --------   --------
Income before Income Taxes         2,668.3    1,107.5    4,785.6    1,699.6
Income taxes                       1,035.4      468.2    1,740.2      716.9
                                  --------   --------   --------   --------
Income after Income Taxes          1,632.9      639.3    3,045.4      982.7
Earnings of nonconsolidated
  affiliates                         289.9      249.8      481.8      419.6
                                  --------   --------   --------   --------
Income (before cumulative
  effect of accounting change)     1,922.8      889.1    3,527.2    1,402.3
Cumulative effect of accounting
  change (2)                             -          -     (750.7)         -
                                  --------   --------   --------   --------
Net Income                        $1,922.8     $889.1   $2,776.5   $1,402.3
                                  ========   ========   ========   ========

Certain 1993 amounts were reclassified to conform with 1994 classifications.

(1) Includes sales to nonconsolidated affiliates of $289.6 million and $259.1 million in the second quarter and $579.4 million and $512.8 million in the six months of 1994 and 1993, respectively, including $66.2 million and $64.3 million in computer systems services revenues for the second quarter and $135.3 million and $130.0 million for the six months.
(2) Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Not included is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet                 June 30,    Dec. 31,      June 30,
With GMAC on an Equity Basis     ASSETS        1994        1993          1993
                                          -----------------------------------
                                                   (Dollars in Millions)
Current Assets
Cash and cash equivalents                 $11,402.9    $9,762.5      $8,343.1
Other marketable securities                 1,240.5       722.5         720.1
                                          ---------   ---------     ---------
Total cash and marketable securities       12,643.4    10,485.0       9,063.2
Accounts and notes receivable
  Trade                                     7,794.0     5,563.1      15,183.7
  Nonconsolidated affiliates                3,512.6     2,955.2       3,402.2
Inventories                                10,060.7     8,615.1       9,868.4
Contracts in process                        2,693.7     2,376.8       2,413.0
Prepaid expenses and deferred
  income taxes                              8,496.6     8,036.3       7,054.7
                                          ---------   ---------     ---------
Total Current Assets                       45,201.0    38,031.5      46,985.2
Equity in Net Assets of
  Nonconsolidated Affiliates                8,730.6     8,638.5       9,012.1
Deferred Income Taxes                      15,053.0    14,874.1      13,651.6
Other Investments and Miscellaneous
  Assets                                   13,481.2    12,586.4       9,835.1
Property - Net                             33,622.1    34,103.9      34,316.9
Intangible Assets                          12,753.2    12,746.1       8,916.9
                                          ---------   ---------     ---------
Total Assets                             $128,841.1  $120,980.5    $122,717.8
                                          =========   =========     =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                           $9,854.6    $9,546.5      $8,524.8
Loans payable                               1,150.4     1,449.6       1,265.5
Income taxes payable                        1,021.8       389.9       1,406.6
Accrued liabilities and deferred
  income taxes (including current
  portion of postretirement benefits
  other than pensions)                     23,925.9    23,823.3      24,764.6
Stocks subject to repurchase                  450.0           -             -
                                          ---------   ---------     ---------
Total Current Liabilities                  36,402.7    35,209.3      35,961.5
Long-Term Debt                              6,841.7     6,218.4       6,965.0
Payable to GMAC*                            1,495.9     1,355.5       9,929.1
Capitalized Leases                            160.2       165.2         180.1
Postretirement Benefits Other Than
  Pensions                                 36,278.6    35,423.6      34,270.7
Pensions                                   20,784.4    20,583.3      12,130.5
Other Liabilities and Deferred
  Income Taxes                             16,596.0    14,739.7      14,812.1
Deferred Credits                            1,240.8     1,238.0       1,352.0
Stocks Subject to Repurchase                      -       450.0         450.0
Stockholders' Equity                        9,040.8     5,597.5       6,666.8
                                          ---------   ---------     ---------
Total Liabilities and
  Stockholders' Equity                   $128,841.1  $120,980.5    $122,717.8
                                          =========   =========     =========

Certain June 1993 amounts were reclassified to conform with 1994 classifications.

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

Condensed Statement of Consolidated Cash Flows              Six Months Ended
With GMAC on an Equity Basis                                   June 30,
                                                          -------------------
                                                              1994       1993
                                                          -------------------
                                                         (Dollars in Millions)

Net Cash Provided by Operating Activities                 $3,898.0   $6,820.7
                                                          --------    -------
Cash Flows from Investing Activities
  Expenditures for real estate, plants,
    and equipment                                         (1,718.6)  (1,529.9)
  Expenditures for special tools                            (989.6)  (1,298.1)
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions                           (1,233.4)    (892.2)
    Investments in other marketable
      securities - liquidations                              715.4      925.3
    Finance receivables                                          -     (295.9)
  Other                                                      166.1     (151.1)
                                                          --------    -------
      Net Cash Used in Investing Activities               (3,060.1)  (3,241.9)
                                                          --------    -------
Cash Flows from Financing Activities
  Increase in long-term debt                                 684.1      700.2
  Decrease in long-term debt                                 (60.8)    (591.7)
  Net increase (decrease) in payable to GMAC                 140.4   (1,634.1)
  Proceeds from issuing common stocks                        902.2      144.9
  Cash dividends paid to stockholders                       (566.5)    (546.1)
  Other                                                     (304.9)    (512.1)
                                                          --------    -------
    Net Cash Provided by (Used in)
      Financing Activities                                   794.5   (2,438.9)
                                                          --------    -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         8.0       (4.4)
                                                          --------    -------
Net increase in cash and
  cash equivalents                                         1,640.4    1,135.5

Cash and cash equivalents at beginning of
  the period                                               9,762.5    7,207.6
                                                          --------    -------
Cash and cash equivalents at end of the period           $11,402.9   $8,343.1
                                                          ========    =======

Certain 1993 amounts were reclassified to conform with 1994 classifications.


                                   * * * * * * * *

GENERAL MOTORS CORPORATION                                         PART II
AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1994 are summarized below.

Environmental Matter

  On June 28, 1994, the Attorney General for the State of Michigan, on behalf of the Michigan Department of Natural Resources (DNR), filed a complaint in Circuit Court of the 30th Judicial Circuit in Ingham County, Michigan alleging that several of GM's plants released polychlorinated biphenyls (commonly referred to as "PCBs") into the Saginaw River thereby causing damage to natural resources in the river and Saginaw Bay. The complaint also named the City of Saginaw and Bay City as defendants. The State has not asserted that it is seeking fines or penalties and no amount is specified in the complaint as damages, but the State is seeking reimbursement of all its past and future response costs, including enforcement costs, and natural resource damages relating to the Saginaw River and Bay. In this regard, representatives of the State have indicated that the State will be seeking "tens of millions of dollars" in damages as well as several million dollars in past response costs. GM is currently in discussions with representatives of the Michigan Attorney General and the DNR regarding this matter.

  GM has also been advised that the U.S. Department of Interior ("DOI") may be conducting an investigation of these matters and any related damage to the environment, and that DOI may pursue independent claims against GM, the City of Saginaw and Bay City.
                                        * * *
Other Matters

  In connection with the previously reported matter in which Hughes Aircraft Company ("Hughes") had a suit pending against the U.S. Government in the U.S. Court of Claims where Hughes was seeking reasonable and entire compensation for the unauthorized manufacture and use by the United States of the invention claimed in a Hughes patent (the "Williams Patent"), the Court issued a decision on June 17, 1994 awarding Hughes damages of $114 million. Hughes believes that the record supports a higher royalty rate, and, accordingly, on August 3, 1994 filed a notice of appeal pursuant to which Hughes will be seeking a higher award. Hughes is unable to estimate the duration of these appeal efforts.
                                        * * *

  With respect to the previously reported Government investigation, individual product liability claims and lawsuits and class actions relating to alleged safety defects in 1973-1987 Chevrolet and GMC full-size pickup trucks (the "C/K pickup trucks"), the following developments are reported:

(i) With respect to the July 1993 submission to the Philadelphia Federal Court and a state court in Texas of a nationwide class action settlement of the C/K pickup truck class actions, the approval of that settlement by both courts and the appeal of its approval by certain objectors, the Texas Court of Appeals in Texarkana on June 22, 1994 reversed the approval of the settlement affecting Texas residents. GM is appealing that reversal in the Texas Supreme Court. GM believes that it has a sound basis for prevailing in its appeal.

  The Philadelphia Federal Court approval of substantially the same settlement is on appeal in the U.S. Third Circuit Court of Appeals.

(ii) With respect to the previously reported matter, CROWDER, ET AL V. GENERAL MOTORS CORPORATION, this case has been transferred to the Federal Court in Philadelphia where further proceedings have been stayed pending the decision of the U.S. Third Circuit Court of Appeals on the approval of the class action settlement noted above.
                                        * * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  On June 1, 1994, the Corporation was informed by prosecutors with the U.S. Department of Justice ("DOJ") that the Corporation's wholly-owned subsidiary, Delco Electronics Corporation ("Delco Electronics"), is a target for criminal prosecution and subject to civil suit in connection with allegations that Delco Electronics is responsible for the transportation of hazardous wastes from its MAQUILADORA plant in Reynosa, Mexico into the United States. The related Government investigation is focused on four shipments of recyclable hazardous wastes during the period 1987-1990 which allegedly violated the U.S. Resource Conservation and Recovery Act ("RCRA") and the treaty with Mexico which established the MAQUILADORA industry. Representatives of the DOJ have not indicated what fines, penalties or other damages they may seek to recover in their continued pursuit of this matter.
                                        * * *
Other Pending Legal Proceedings Reported in Previous 1994 Quarterly Report

  Reference is made to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 1994, or subsequent thereto, but before the filing of this report are summarized below.

Other Matters

  With respect to the previously reported matter wherein Electronic Data Systems Corporation ("EDS") had filed suit against Computer Associates International, Inc. ("Computer Associates") and a counter-claim had been asserted against EDS by Computer Associates, the parties agreed to dismiss, with prejudice, all of the claims pending against one another. An order by the Court dismissing, with prejudice, both parties' claims was entered on May 19, 1994. The cost of the litigation and its settlement did not have a material effect on EDS.
                                        * * *
  With respect to the Grand Jury investigation in Boston, Massachusetts relating to the circumstances behind the delivery and quality of certain components of two missile guidance systems which Hughes had sold to the U.S. Government, Hughes has been notified by the Government that the investigation has been concluded and that no charges will be brought against the company.
                                        * * *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of stockholders of the Registrant was held on May 20, 1994.

  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

  The results of the voting by the stockholders for directors is presented below.
                                                                      Percent
                                                         Number      of Total
Director                                                of Votes      Voting
- --------                                               -----------   --------

      Anne L. Armstrong                      For       595,860,359     99.0%
                                             Withheld    5,804,388      1.0%
      John H. Bryan                          For       596,514,015     99.1%
                                             Withheld    5,150,732      0.9%
      Thomas E. Everhart                     For       596,397,834     99.1%
                                             Withheld    5,266,914      0.9%

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
                                                                      Percent
                                                         Number      of Total
Director (concluded)                                    of Votes      Voting
- --------                                               -----------   --------

      Charles T. Fisher, III                 For       596,354,770     99.1%
                                             Withheld    5,309,978      0.9%
      William E. Hoglund                     For       596,533,996     99.1%
                                             Withheld    5,130,752      0.9%
      J. Willard Marriott, Jr.               For       596,315,089     99.1%
                                             Withheld    5,349,659      0.9%
      Ann D. McLaughlin                      For       596,058,098     99.1%
                                             Withheld    5,606,650      0.9%
      Paul H. O'Neill                        For       596,469,109     99.1%
                                             Withheld    5,195,639      0.9%
      Edmund T. Pratt, Jr.                   For       595,919,266     99.0%
                                             Withheld    5,745,482      1.0%
      John G. Smale                          For       596,163,387     99.1%
                                             Withheld    5,501,361      0.9%
      John F. Smith, Jr.                     For       596,461,312     99.1%
                                             Withheld    5,203,436      0.9%
      Louis W. Sullivan                      For       595,656,535     99.0%
                                             Withheld    6,008,212      1.0%
      Dennis Weatherstone                    For       596,532,820     99.1%
                                             Withheld    5,131,928      0.9%
      Thomas H. Wyman                        For       596,231,937     99.1%
                                             Withheld    5,432,811      0.9%

      Two proposals (designated Item Nos. 2 and 3) were submitted by the Board of Directors and seven proposals (designated Item Nos. 4 through 10) were submitted by stockholders. The proposals and the results of the voting by the stockholders are presented below.
                                                                      Percent
                                                         Number      of Total
                                                        of Votes      Voting
                                                       -----------   --------
Items submitted by Board of Directors:
- ------------------------------------
  2.  To ratify the selection of Deloitte    For       596,130,261     99.1%
      & Touche as independent public         Against     2,640,254      0.4%
      accountants for the year 1994.         Abstain     2,894,235      0.5%

  3   To amend Article Fourth of the         For       546,639,001     90.9%
      Certificate of Incorporation to        Against    49,538,457      8.2%
      increase the authorized shares of Abstain 5,487,291 0.9% Common Stock, $1-2/3 par value.*

Items submitted by stockholders
- -------------------------------
  4.  Regarding disclosure of information    For        19,410,223      3.7%
      concerning political contributions.    Against   488,105,884     92.3%
                                             Abstain    21,172,102      4.0%

  5.  To provide for cumulative voting.      For       136,897,723     25.9%
                                             Against   382,829,877     72.4%
                                             Abstain     8,960,608      1.7%

* On the basis of percentage of outstanding shares voting (of which a majority was required for passage), 67.8% of the votes cast by all classes of common stock voting as a group were for the proposal and 6.2% against, and 68.2% of the votes cast by $1-2/3 par value stock voting as a single class were for the proposal and 6.4% against.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
                                                                      Percent
                                                         Number      of Total
                                                        of Votes      Voting
                                                       -----------   --------
Items submitted by stockholders (concluded)
- -------------------------------
  6.  Regarding foreign military sales.      For        42,441,600      8.0%
                                             Against   450,944,219     85.3%
                                             Abstain    35,302,389      6.7%

  7.  Regarding dealings with China          For        18,120,789      3.4%
      and the former Soviet Union.           Against   453,713,028     85.8%
                                             Abstain    56,854,392     10.8%

  8.  Regarding GM's operations in           For        31,226,200      5.9%
      Mexico.                                Against   441,201,545     83.5%
                                             Abstain    56,260,464     10.6%

  9.  Regarding salary limits for any        For        33,247,493      6.3%
      officer.                               Against   484,277,112     91.6%
                                             Abstain    11,163,602      2.1%

 10.  Regarding the Chief Executive          For        39,887,519      7.6%
      Officer's compensation.                Against   478,060,148     90.4%
                                             Abstain    10,740,542      2.0%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.
- --------------    -------------------------------------------        --------

   11             Computation of Earnings Per Share
                    Attributable to Common Stocks for the
                    Quarters and Six Months Ended June 30,
                    1994 and 1993.                                     34

   12             Computation of Ratios of Earnings to Fixed
                    Charges for the Six Months Ended June 30,
                    1994 and 1993.                                     38

   99(a)          Electronic Data Systems Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      39

     (b)          GM Hughes Electronics Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      45

(b)  REPORTS ON FORM 8-K.

     Three reports on Form 8-K dated May 16, 1994, May 26, 1994, and June 6, 1994 were filed during the quarter ended June 30, 1994 reporting matters under
Item 5, Other Events, Item 7(c), Exhibits, and Item 5, Other Events, respectively.


                                  *  *  *  *  *  *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          GENERAL MOTORS CORPORATION
                                       --------------------------------
                                                   (Registrant)


                                       By
                                       s/Leon J. Krain
                                       --------------------------------
Date   August 15, 1994                 (Leon J. Krain, Vice President
- ----------------------                       and Group Executive)




                                       By
                                       s/Wallace W. Creek
                                       --------------------------------
Date   August 15, 1994                 (Wallace W. Creek, Comptroller)
- ----------------------