Form 10-Q
period 1994-09-30
GENERAL MOTORS CORP
filed 1994-11-14
CIK 40730

l:\secfiles\10-Q\3rdqtr94\part-1.doc 26

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549-1004
                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the quarterly period ended     September 30, 1994
                                   ------------------

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

         As of September 30, 1994, there were outstanding 753,564,673 shares of the issuer's $1-2/3 par value common stock, 261,466,312 shares of Class E $0.10 par value common stock and 93,082,758 shares of Class H $0.10 par value common stock.

                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                        Index

                                                                     Page No.
                                                                     --------
Part I - Financial Information
     Item 1.  Financial Statements
                Statement of Consolidated Operations                     3
                Consolidated Balance Sheet                               5
                Condensed Statement of Consolidated Cash Flows           7
                Notes to Financial Statements                            7

     Item 2.  Management's Discussion and Analysis                      14

Part II - Other Information
     Item 1.  Legal Proceedings                                         31

     Item 6.  Exhibits and Reports on Form 8-K                          32

Signatures                                                              32

Exhibit 11 Computation of Earnings Per Share Attributable
  to Common Stocks for the Quarters and Nine Months Ended
  September 30, 1994 and 1993                                           33

Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for
  the Nine Months Ended September 30, 1994 and 1993                     37

Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          38

          (b) GM Hughes Electronics Corporation and Subsidiaries
  Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          44

Exhibit 27 Financial Data Schedule (for SEC information only)

GENERAL MOTORS CORPORATION                                              PART I
AND SUBSIDIARIES                                 ITEM 1.  FINANCIAL STATEMENTS
                                          STATEMENT OF CONSOLIDATED OPERATIONS

                                                          Nine Months Ended
                                       Third Quarter        September 30,
                                   --------------------  --------------------
                                        1994       1993       1994       1993
                                   --------------------  --------------------
                                              (Dollars in Millions)

Net Sales and Revenues
  Manufactured products            $29,420.8  $25,442.8  $97,774.2  $87,149.4
  Financial services                 2,351.5    2,187.2    6,819.2    6,674.8
  Computer systems services          1,643.3    1,283.0    4,472.1    3,737.5
  Other income (Note 2)              1,094.7    1,224.5    3,332.4    3,390.1
                                    --------   --------  ---------  ---------
    Total Net Sales and Revenues    34,510.3   30,137.5  112,397.9  100,951.8
                                    --------   --------  ---------  ---------
Costs and Expenses
  Cost of sales and other
    operating charges, exclusive
    of items listed below           26,954.3   23,516.4   85,176.4   77,956.5
  Selling, general, and
    administrative expenses          2,962.4    2,724.5    8,691.8    8,281.1
  Interest expense                   1,377.8    1,365.5    3,930.0    4,345.9
  Depreciation of real estate,
    plants, and equipment            1,833.2    1,653.0    5,181.1    4,862.2
  Amortization of special tools        596.3      518.5    2,121.9    1,845.5
  Amortization of intangible
    assets                              52.1       90.6      175.4      247.1
  Other deductions (Note 2)            280.6      308.7    1,129.4      990.3
  Special provision for
    restructuring (Note 3)                 -      950.0          -      950.0
                                    --------   --------  ---------   --------
    Total Costs and Expenses        34,056.7   31,127.2  106,406.0   99,478.6
                                    --------   --------  ---------   --------
Income (Loss) before Income Taxes      453.6     (989.7)   5,991.9    1,473.2
United States, foreign, and
  other income taxes (credit)          (98.4)    (876.8)   1,905.3      183.8
                                    --------   --------  ---------   --------
Income (Loss) before cumulative
  effect of accounting change          552.0     (112.9)   4,086.6    1,289.4
Cumulative effect of accounting
  change (Note 5)                          -          -     (758.1)         -
                                    --------   --------  ---------   --------
Net Income (Loss)                      552.0     (112.9)   3,328.5    1,289.4
Dividends on preferred
  and preference stocks                 72.1       86.8      248.6      270.0
                                    --------   --------  ---------   --------
Income (Loss) on Common Stocks        $479.9    ($199.7)  $3,079.9   $1,019.4
                                    ========   ========  =========   ========


Certain 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                                            Nine Months Ended
                                            Third Quarter     September 30,
                                           ---------------  -----------------
                                              1994    1993     1994      1993
                                           ---------------  -----------------
                                                 (Dollars in Millions
                                                Except Per Share Amounts)
Earnings (Loss) Attributable to
  Common Stocks (Note 6)
  $1-2/3 par value before cumulative
    effect of accounting change             $306.0 ($347.0)$3,333.4    $615.9
  Cumulative effect of accounting change
    (Note 5)                                     -       -   (751.3)        -
                                             -----   -----  -------     -----
  Net earnings (loss) attributable
    to $1-2/3 par value                     $306.0 ($347.0)$2,582.1    $615.9
                                             -----   -----  -------     -----
  Net earnings attributable to Class E      $117.3   $98.4   $315.9    $260.2
                                             -----    ----    -----     -----
  Class H before cumulative effect
    of accounting change                     $56.6   $48.9   $188.7    $143.3
  Cumulative effect of accounting change
    (Note 5)                                     -       -     (6.8)        -
                                              ----    ----    -----     -----
  Net earnings attributable
    to Class H                               $56.6   $48.9   $181.9    $143.3
                                              ----    ----    -----     -----
Average number of shares of common stocks
  outstanding (in millions)
    $1-2/3 par value                         752.7   709.6    737.1     708.3
    Class E                                  261.2   246.6    259.7     239.4
    Class H                                   92.7    87.4     91.7      88.5
Earnings (Loss) Per Share Attributable
  to Common Stocks (Note 6)
  $1-2/3 par value before cumulative
    effect of accounting change              $0.40  ($0.49)   $4.46     $0.85
  Cumulative effect of accounting change
    (Note 5)                                     -       -    (1.05)        -
                                              ----    ----     ----      ----
  Net earnings (loss) attributable to
    $1-2/3 par value                         $0.40  ($0.49)   $3.41     $0.85
                                              ----    ----     ----      ----
  Net earnings attributable to Class E       $0.45   $0.40    $1.22     $1.09
                                              ----    ----     ----      ----
  Class H before cumulative effect of
    accounting change                        $0.61   $0.56    $2.06     $1.61
  Cumulative effect of accounting change
    (Note 5)                                     -       -    (0.08)        -
                                              ----    ----     ----      ----
  Net earnings attributable to
    Class H                                  $0.61   $0.56    $1.98     $1.61
                                              ----    ----     ----      ----
Cash Dividends Per Share of Common
  Stocks (Note 6)
    $1-2/3 par value                         $0.20   $0.20    $0.60     $0.60
    Class E                                  $0.12   $0.10    $0.36     $0.30
    Class H                                  $0.20   $0.18    $0.60     $0.54


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                   CONSOLIDATED BALANCE SHEET


                                              Sept. 30,   Dec. 31,  Sept. 30,
                     ASSETS                        1994       1993       1993
- -----------------------------------------------------------------------------
                                                   (Dollars in Millions)

Cash and cash equivalents                      $9,806.1  $13,790.5  $10,452.3
Other marketable securities                     4,612.6    4,172.2    4,251.6
                                              ---------  ---------  ---------
  Total cash and marketable securities         14,418.7   17,962.7   14,703.9
                                              ---------  ---------  ---------
Finance receivables - net                      51,093.5   53,874.7   54,083.7
                                              ---------  ---------  ---------
Accounts and notes receivable (less
  allowances)                                   8,620.7    6,389.2    6,835.1
                                              ---------  ---------  ---------
Inventories (less allowances) (Note 7)         10,345.4    8,615.1   10,068.2
                                              ---------  ---------  ---------
Contracts in process (less advances and
  progress payments)                            2,725.2    2,376.8    2,233.7
                                              ---------  ---------  ---------
Net equipment on operating leases (less
  accumulated depreciation)                    18,528.3   13,095.3   12,232.6
                                              ---------  ---------  ---------
Deferred income taxes                          20,983.8   20,798.1   19,263.3
                                              ---------  ---------  ---------
Other assets (less allowances)                 19,942.8   17,757.3   17,953.4
                                              ---------  ---------  ---------
Property
  Real estate, plants, and equipment-at cost   69,611.7   67,966.4   69,420.4
  Less accumulated depreciation                43,039.0   41,725.5   42,824.4
                                              ---------  ---------  ---------
    Net real estate, plants, and equipment     26,572.7   26,240.9   26,596.0
  Special tools - at cost (less amortization)   7,564.2    7,983.9    8,001.2
                                              ---------  ---------  ---------
      Total property                           34,136.9   34,224.8   34,597.2
                                              ---------  ---------  ---------
Intangible assets - at cost (less
  amortization)                                13,076.6   13,106.9    9,348.1
                                              ---------  ---------  ---------
Total Assets                                 $193,871.9 $188,200.9 $181,319.2
                                              =========  =========  =========


Certain September 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


                                              Sept. 30,   Dec. 31,  Sept. 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1994       1993       1993
- -----------------------------------------------------------------------------
                                               (Dollars in Millions Except
                                                     Per Share Amounts)
Liabilities
  Accounts payable                             $9,597.7  $10,276.5   $9,468.9
  Notes and loans payable (Note 8)             69,182.2   70,441.2   69,411.2
  United States, foreign, and other income
    taxes - deferred and payable                3,329.6    2,409.3    2,953.4
  Postretirement benefits other than
    pensions (Note 9)                          39,389.0   37,920.0   37,258.2
  Pensions (Note 10)                           20,304.3   22,631.6   14,118.8
  Other liabilities and deferred credits       41,999.2   38,474.8   41,072.3
                                              ---------  ---------  ---------
      Total Liabilities                       183,802.0  182,153.4  174,282.8
                                              ---------  ---------  ---------
Stocks Subject to Repurchase (Note 11)            450.0      450.0      450.0
                                              ---------  ---------  ---------
Stockholders' Equity
  Preference stocks (Series A Conversion,
    $1.8 at December 1993 and September 1993
    (Note 12); Series B 9-1/8% Depositary
    Shares, $1.1; Series C Depositary
    Shares, $0.3; Series D 7.92% Depositary
    Shares, $0.4; and Series G 9.12%
    Depositary Shares, $0.6 at September 1994,
    December 1993, and September 1993)              2.4        4.2        4.2
  Common stocks
    $1-2/3 par value (issued, 753,639,264,
      720,105,471, and 711,979,982 shares)
      (Note 12)                                 1,256.1    1,200.2    1,186.6
    Class E (issued, 267,321,168, 263,089,320,
      and 259,636,221 shares)                      26.7       26.3       25.9
    Class H (issued, 78,190,823, 75,705,433,
      and 73,692,010 shares)                        7.8        7.6        7.4
  Capital surplus (principally additional
    paid-in capital)                           13,027.0   12,003.4   11,453.6
  Net income retained for use in the
    business (accumulated deficit)(Note 13)       486.5   (2,002.9)  (2,908.2)
                                              ---------  ---------  ---------
      Subtotal                                 14,806.5   11,238.8    9,769.5
  Minimum pension liability adjustment         (5,311.2)  (5,311.2)  (2,925.3)
  Accumulated foreign currency translation
    adjustments, net unrealized gains (losses)
    on marketable equity securities, and effect
      of adopting SFAS No. 115 (Notes 5 and 13)   124.6     (330.1)    (257.8)
                                              ---------  ---------  ---------
      Total Stockholders' Equity                9,619.9    5,597.5    6,586.4
                                              ---------  ---------  ---------
Total Liabilities and Stockholders' Equity   $193,871.9 $188,200.9 $181,319.2
                                              =========  =========  =========

Certain September 1993 amounts were reclassified to conform with 1994 classifications.


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                   Nine Months Ended Sept. 30,
                                                   --------------------------
                                                            1994         1993
                                                   --------------------------
                                                      (Dollars in Millions)

Net Cash Provided by Operating Activities               $6,851.4     $9,358.7
                                                        --------     --------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and
    equipment                                           (3,097.5)    (2,523.5)
  Expenditures for special tools                        (1,564.1)    (1,899.8)
  Other                                                    675.3        106.9
  Change in other investing assets
    Investments in other marketable securities -
      acquisitions                                     (11,299.8)   (10,521.3)
    Investments in other marketable securities -
      liquidations                                      10,859.4     10,282.4
    Finance receivables - acquisitions                (114,308.9)   (75,017.4)
    Finance receivables - liquidations                 112,614.9     76,491.4
    Finance receivables - other                           (159.3)       837.8
    Proceeds from sales of finance receivables           4,747.0      9,368.7
    Operating leases - net                              (7,655.4)    (3,114.7)
                                                        --------     --------
      Net Cash Provided by (Used in)
        Investing Activities                            (9,188.4)     4,010.5
                                                        --------     --------
Cash Flows from Financing Activities
  Net decrease in short-term
    loans payable                                       (1,761.7)    (7,881.8)
  Increase in long-term debt                            11,519.8      6,471.7
  Decrease in long-term debt                           (11,681.7)   (11,531.8)
  Proceeds from issuing common stock                     1,113.7        327.6
  Cash dividends paid to stockholders                     (839.1)      (812.8)
  Other                                                        -       (580.5)
                                                        --------     --------
    Net Cash Used in
      Financing Activities                              (1,649.0)   (14,007.6)
                                                        --------     --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                                1.6         12.1
                                                        --------     --------
Net decrease in cash and cash equivalents               (3,984.4)      (626.3)
Cash and cash equivalents at beginning of
  the period                                            13,790.5     11,078.6
                                                        --------     --------
Cash and cash equivalents at end of the period          $9,806.1    $10,452.3
                                                        ========     ========

Certain 1993 amounts were reclassified to conform with 1994 classifications.

Reference should be made to the Notes to Financial Statements. Note 10 describes a non-cash transaction.

                                                 NOTES TO FINANCIAL STATEMENTS

  In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items (with the exception of the after-tax increase to the previously announced plant closing reserve in 1993 described in Note 3 and the accounting changes in 1994 to adopt Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as described in Note 5), which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Corporation's 1993 Annual Report to the SEC on Form 10-K. Certain additional year-end 1993 disclosures have been included in this report.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Note 1. Significant Accounting Policies - Financial Instruments
  The following should be read in conjunction with Note 1 (Significant Accounting Policies - Financial Instruments) appearing on page II-13 of GM's Annual Report on Form 10-K for the year ended December 31, 1993.

  Foreign exchange forward contracts and options which are entered into in connection with GM's management of its foreign currency exposures are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Other such foreign exchange contracts and options are marked-to-market on a current basis.

  The cash flows from interest rate swaps are accounted for as interest expense. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap. Open swap positions are reviewed regularly to ensure that they remain effective. Written options (including swaptions and interest rate caps and collars) are marked-to-market on a current basis.

Note 2. Other Income and Other Deductions
  Other income and other deductions consist of:
                                           Third Quarter      Nine Months
                                         ----------------- ------------------
                                             1994     1993     1994      1993
                                         ----------------- ------------------
                                                 (Dollars in Millions)
  Other Income
    Insurance premiums                     $224.3   $225.0   $657.1    $617.7
    Interest                                411.6    437.1  1,118.0   1,282.6
    Equity in earnings (losses)
      of associates, net                     60.5    (63.5)   108.7    (213.4)
    Claims, commissions, and grants         123.4    178.8    317.7     303.8
    Gain on the sale of finance receivables   5.2    103.2     25.0     354.0
    Mortgage servicing revenue               50.6     95.6    150.1     256.8
    Other                                   219.1    248.3    955.8*    788.6
                                          -------  -------  -------   -------
        Total Other Income               $1,094.7 $1,224.5 $3,332.4  $3,390.1
                                          =======  =======  =======   =======
  Other Deductions
    Insurance losses and loss adjustment
      expenses                             $215.4   $177.8   $556.8    $474.4
    Provision for (recovery of)financing
      losses                                 (8.5)   116.7    110.4     292.6
    Other                                    73.7     14.2    462.2*    223.3
                                          -------  -------  -------   -------
        Total Other Deductions             $280.6   $308.7 $1,129.4    $990.3
                                          =======  =======  =======   =======

* Other includes gains and losses on the sale of assets in the first quarter of 1994. The net impact of these sales of assets was not material.

Note 3. Special Provision for Scheduled Plant Closings and Other
        Restructurings
  Third quarter and nine months 1993 operating results include a pre-tax increase of $950.0 million to the Corporation's previously announced plant closing reserve ($589.0 million after taxes, or $0.83 per share of $1-2/3 par value common stock). The increase in the reserve results from changes in assumptions, primarily regarding the amount and duration of job security and supplemental unemployment benefits expected to be paid to employees, given the terms of the Corporation's collective bargaining agreements negotiated in 1993.

Note 4. General Motors Acceptance Corporation and Subsidiaries
  Financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as as shown on the following page:

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                          Third Quarter        Nine Months
                                         -----------------  ------------------
                                             1994     1993      1994      1993
                                         -----------------  ------------------
                                                 (Dollars in Millions)
  Net financing revenue and other        $1,157.3 $1,313.3  $3,470.7  $3,959.2
  Net income including the unfavorable
    cumulative effect of accounting
    change of $7.4 million in
    nine months 1994                       $244.6   $204.8    $678.2    $774.3
  Cash dividends paid to GM                $250.0   $500.0    $750.0  $1,000.0

Note 5. Accounting Changes
    Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Standard requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting this Standard was $1,220.1 million ($758.1 million after tax), or $751.3 million ($1.05 per share) attributable to $1-2/3 par value common stock and $6.8 million ($0.08 per share) attributable to GM Class H common stock. The effect at Electronic Data Systems Corporation was not material and there was no effect on GM Class E common stock earnings. The non-cash charge is primarily related to GM's extended-disability benefit program in the U.S. which, under the new accounting Standard, will be accrued on a service-driven basis. The ongoing effect in subsequent periods is not expected to be material.

  The Corporation also adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, effective January 1, 1994. SFAS No. 114 requires a creditor to evaluate the collectibility of both contractual interest and principal of all receivables when assessing the need for a loss accrual.

  There was no material impact on the consolidated financial position or results of operations as a result of adoption. The Corporation's loans primarily consist of large groups of smaller-balance homogeneous loans which are collectively evaluated for impairment and to which this Standard does not apply. However, certain loans of the Corporation affected by this Standard are currently carried at the lower of book value or the fair value of the collateral. The net book value of such loans at September 30, 1994 was $186.0 million, net of a $174.9 million valuation reserve.

  Also effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in Stockholders' Equity. This Standard requires the recording at fair value of debt securities which are not expected to be held to maturity and equity securities which have a readily determinable fair value. The primary effect of this Standard for the Corporation relates to debt securities held by Motors Insurance Corporation and certain equity securities. The ongoing effect on the third quarter and nine months ended September 30, 1994 resulted in a $29.9 million and a $183.6 million, respectively, after-tax decrease in Stockholders' Equity. The total effect of SFAS No. 115 at September 30, 1994 was a net increase of $57.4 million in Stockholders' Equity.

Note 6. Earnings Per Share Attributable to and Dividends on Common Stocks Earnings per share attributable to common stocks have been determined based on the relative amounts available for the payment of dividends to holders of $1-2/3 par value, Class E, and Class H common stocks. The allocation of earnings attributable to such common stocks and the calculation of the related amounts per share are computed by considering the weighted average number of common shares outstanding and common stock equivalents, to the extent the effect of such equivalents is not antidilutive. Operations of the incentive plans and the assumed exercise of stock options do not have a material dilutive effect on earnings per share at this time.

  Dividends on the $1-2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income of EDS and GMHE. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, since the acquisition by GM.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  The Available Separate Consolidated Net Income of EDS and GMHE is determined quarterly and is equal to the separate consolidated net income of EDS and GMHE, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E or Class H common stock outstanding during the period and the denominator of which was 481.7 million for Class E stock and 399.9 million for Class H stock during the third quarter of 1994. Comparable denominators for the third quarter of 1993 were 480.5 million for Class E stock and 399.9 million for Class H stock.

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

  Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1-2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. Notwithstanding the current dividend policy, the dividends paid and to be paid on the Class H Common Stock during 1994 and 1993 exceeds 35% of the Available Separate Consolidated Net Income (Loss) of GMHE for the preceding year (excluding the effect of the $749.4 million after-tax special restructuring charge at Hughes in 1992).

Note 7. Major Classes of Inventories
  Major classes of inventories are as follows:
                                          Sept. 30,     Dec. 31,    Sept. 30,
                                               1994         1993         1993
                                          -----------------------------------
                                                  (Dollars in Millions)
Productive material, work in process,
  and supplies                             $5,836.8     $4,671.9     $5,618.9
Finished product, service parts, etc.       4,508.6      3,943.2      4,449.3
                                           --------      -------     --------
    Total inventories (less allowances)   $10,345.4     $8,615.1    $10,068.2
                                           ========      =======     ========

Note 8.  Notes and Loans Payable
  The following should be read in conjunction with Note 14 (Notes and Loans Payable) appearing on page II-30 of GM's Annual Report on Form 10-K for the year ended December 31, 1993.

  The notes and loans payable at December 31, 1993 include $5.9 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($1.7 billion) and German Mark ($1.7 billion).

  At December 31, 1993 and 1992, notes and loans payable include $62.8 billion and $74.2 billion of obligations with fixed rates, and $7.6 billion and $8.4 billion of obligations with variable interest rates (predominantly based on LIBOR), after considering the impact of interest rate swap agreements. To achieve its desired balance between fixed and variable rate debt, the Corporation has entered into interest rate swap, interest rate cap, interest rate collar, and swaption agreements. The notional amounts of such agreements as of December 31, 1993 were approximately $4,709 million ($3,471 million pay variable and $1,238 million pay fixed), $5,239 million, zero, and $1,191 million, respectively. The notional amounts of such agreements as of December 31, 1992 were approximately $4,242 million ($3,247 million pay variable and $995 million pay fixed), $929 million, $3 million, and $1,446 million, respectively.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Swaps accounted for on a settlement basis relate to specific long-term corporate debt obligations outstanding over the same (or longer) periods as the designated swaps.

  The balance of the net unamortized gains at December 31, 1993 and 1992 resulting from terminated swaps amounted to $7.9 million and zero, respectively.

Note 9. Postretirement Benefits Other Than Pensions
  The Corporation has disclosed in the financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations". Notwithstanding the recording of such amounts and the use of these terms, the Corporation does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of the Corporation (other than pensions) represent legally enforceable liabilities of the Corporation.

Note 10. Pensions
  In September 1993, 18.8 million shares of $1-2/3 par value common stock were contributed at a value of $838.1 million to the General Motors Pension Plan for Salaried Employees. These shares had been sold to the Corporation from individual employee accounts in various stock savings plans of the Corporation.

Note 11. Stocks Subject to Repurchase
  Stocks Subject to Repurchase at September 30, 1994 consist of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute and exercisable under most circumstances at $30 per share on March 1, 1995. The Corporation holds an option to call the Institute's shares until February 28, 1995 at $37.50 per share.

Note 12. Preference Stock
  General Motors converted all 17,825,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of GM $1-2/3 par value common stock on June 18, 1994. GM originally issued this stock in June 1991 at a price of $41.375 per share.

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

Note 13. Stockholders' Equity
  At September 30, 1994, December 31, 1993, and September 30, 1993, consolidated net income retained for use in the business (accumulated deficit) attributable to the common stocks was as follows:

                                          Sept. 30,      Dec. 31,   Sept. 30,
                                               1994          1993        1993
                                          -----------------------------------
                                                  (Dollars in Millions)

$1-2/3 par value                          ($1,939.9)    ($4,080.1)  ($4,858.3)
Class E                                     1,566.7       1,344.3     1,262.6
Class H                                       859.7         732.9       687.5
                                            -------       -------     -------
  Total                                      $486.5     ($2,002.9)  ($2,908.2)
                                            =======       =======     =======

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


  The Corporation's capital surplus plus net income retained for use in the business (less accumulated deficit) at September 30, 1994, December 31, 1993, and September 30, 1993, as allocated pursuant to GM's Certificate of Incorporation, was as follows:

                                          Sept. 30,      Dec. 31,   Sept. 30,
                                               1994          1993        1993
                                          -----------------------------------
                                                  (Dollars in Millions)

$1-2/3 par value                           $7,775.0      $4,870.0    $3,727.3
Class E                                     3,628.7       3,243.8     3,057.7
Class H                                     2,109.8       1,886.7     1,760.4
                                           --------      --------     -------
  Total                                   $13,513.5     $10,000.5    $8,545.4
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

  At September 30, 1994, December 31, 1993, and September 30, 1993, accumulated foreign currency translation adjustments, net unrealized gains on marketable equity securities, and the effect of adopting SFAS No. 115 were as shown below:

                                          Sept. 30,      Dec. 31,   Sept. 30,
                                               1994          1993        1993
                                          -----------------------------------
                                                  (Dollars in Millions)

Accumulated foreign currency
  translation adjustments                    ($66.1)      ($494.4)    ($429.2)
                                             ------        ------      ------
Net unrealized gains on
  marketable equity securities                133.3         164.3       171.4
                                             ------        ------      ------
Effect of adopting SFAS No. 115:
  Favorable cumulative effect at
    January 1, 1994                           241.0             -           -
  Ongoing unfavorable effect for the
    1994 nine months                         (183.6)            -           -
                                             ------        ------      ------
    Total SFAS No. 115 effect                  57.4             -           -
                                             ------        ------     -------
       Total                                 $124.6       ($330.1)    ($257.8)
                                             ======        ======      ======

Note 14. Financial Instruments with Off-Balance-Sheet Risk
  The following should be read in conjunction with Note 18 (Financial Instruments with Off-Balance-Sheet Risk) appearing on page II-42 of GM's Annual Report on Form 10-K for the year ended December 31, 1993.

  The Corporation's financing and cash management activities subject it to market rate risk from exposure to changes in interest rates. To manage these exposures, the Corporation has entered into various financial instrument transactions. The Corporation's objective of entering into these transactions is to minimize interest expense while maintaining the desired level of exposure to the risk of interest rate fluctuations. To achieve this objective, the Corporation will at times use written options.

  GM is an international corporation with operations in over 50 countries. GM has foreign currency exposures at these operations related to buying, selling, and financing in currencies other than the local currency. GM's most significant foreign currency exposures relate to major North American countries (Canada and Mexico), Western European countries (primarily Germany, United Kingdom, Spain, Belgium, and France), Japan, and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  GM and its subsidiaries enter into agreements to manage certain foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge debt, firm and anticipated commitments involving vehicles, components, and fixed assets, and subsidiary dividends. As a general practice, GM has not hedged the foreign exchange exposure related either to the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. GM uses foreign exchange forward contacts, it purchases foreign exchange options, and may from time to time write offsetting options at exercise prices which limit the effect of forward contracts and purchased options.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of such contracts were a receivable of approximately $54 million and a payable of approximately $52 million at December 31, 1993, and a receivable of approximately $95 million and a payable of approximately $155 million at December 31, 1992. The fair value of foreign exchange options is estimated using active exchange quotations for most options, and pricing models for illiquid options. Fair value amounts were a receivable of approximately $12 million and a payable of approximately $11 million at December 31, 1993, and a receivable of approximately $19 million and a payable of approximately $8 million at December 31, 1992.

  At December 31, 1993 and 1992, the notional amount of interest rate and mortgage contracts with off-balance-sheet risk was approximately $11,139 million and $6,620 million, respectively. The fair value of such agreements at December 31, 1993 were a receivable of approximately $179 million and a payable of approximately $210 million, and at December 31, 1992 a receivable of approximately $95 million and a payable of approximately $142 million.

Note 15. Contingent Liabilities
  The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at September 30, 1994. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

                                     * * * * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

  The following management's discussion and analysis should be read in conjunction with the management's discussion and analysis included in the Corporation's 1993 Annual Report to the SEC on Form 10-K and its Quarterly Reports on Form 10-Q for the first and second quarters of 1994. The competitive position and environmental matters discussions included in Part I,
Item 1 of the 1993 Form 10-K are specifically incorporated by reference herein. Reference should also be made to information disclosed in GM's Current Reports on Form 8-K.

  General Motors Corporation reported improved earnings in the third quarter of 1994, compared with the same period last year, as overall business conditions remained strong. GM's consolidated net income totaled $552.0 million, or $0.40 per share of GM $1-2/3 par value common stock, in the third quarter of 1994. That compares with a reported net loss of $112.9 million, or a loss of $0.49 per share, in the same period last year, which included special items amounting to an unfavorable $288.5 million, or a loss of $0.39 per share. These items included an increase of $589.0 million, or an unfavorable $0.83 per share of $1-2/3 par value common stock, to the Corporation's plant-closing reserve; and labor-contract-related costs of $143.8 million, or $0.20 per share; partially offset by the $444.3 million, or $0.64 per share, favorable impact of an increase in the U.S. corporate income tax rate.

  GM's sales and revenues totaled a record $34,510.3 million in the third quarter of 1994, an increase of 14.5% compared with the $30,137.5 million in the third quarter of 1993. Gross-profit margin -- with General Motors Acceptance Corporation (GMAC) on an equity basis -- was 13.5%, compared with 12.3% in the comparable period last year. The net-profit margin was 1.8% in the third quarter of 1994, compared with a net-loss margin of 0.4% in the third quarter last year. While sales were strong, results were adversely impacted by new-model start-ups, capacity constraints, the lost production resulting from strikes at two North American facilities, and higher selling, general, and administrative expenses. The income tax credit in the third quarter of 1994 is primarily a function of the low level of pre-tax income, a low effective tax rate for foreign operations, and a favorable adjustment related to book tax accruals which had been established in prior years. GM's International Operations (IO) continued to be profitable in the third quarter, but results were somewhat below last year's unusually high third-quarter earnings level.

  Consolidated net income for the nine-month-1994 period was $3,328.5 million, or $3.41 per share of GM $1-2/3 par value common stock, including the $758.1 million unfavorable effect of Statement of Financial Accounting Standards
(SFAS) No. 112, Employers' Accounting for Postemployment Benefits, accounting charge in the first quarter. That compares with reported net income of $1,289.4 million, or $0.85 per share, for the prior-year nine-month period. Excluding the impact of the SFAS No. 112 accounting charge, income for the 1994-nine-month period was $4,086.6 million, or $4.46 per share, compared with $1,577.9 million, or $1.24 per share, in the first nine months of 1993, excluding the special items enumerated above. Sales and revenues totaled $112,397.9 million in the 1994 period, an increase of 11.3%, or $11,446.1 million, over 1993 sales and revenues of $100,951.8 million.

  After preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stock, the income attributable to $1-2/3 par value common stock in the 1994 third quarter amounted to $306.0 million, or $0.40 per share, compared with a third quarter 1993 loss of $347.0 million, or $0.49 per share. In the nine months of 1994, income attributable to $1-2/3 par value common stock was $2,582.1 million, or $3.41 per $1-2/3 par value share, compared with $615.9 million, or $0.85 per share, in the 1993 period. Excluding the first quarter accounting charge, nine-month 1994 earnings amounted to $3,333.4 million, an improvement of $2,717.5 million ($3.61 per $1-2/3 par value share) over the 1993 nine months, excluding the special items.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Third quarter 1994 worldwide wholesale vehicle sales totaled 1,790,000 units, 8.1% more than the 1993 third quarter level of 1,656,000 units, reflecting higher sales in all regions, as shown in the table below.
Worldwide wholesale vehicle sales of 6,144,000 units during the nine months of 1994 were up 411,000 units, or 7.2%, over the year ago period.

                                              Third Quarter      Nine Months
                                             --------------    --------------
                                              1994     1993     1994     1993
                                             --------------    --------------
Worldwide Wholesale Sales                          (Units in Thousands)
United States
  Cars                                         577      558    2,243    2,135
  Trucks                                       436      362    1,444    1,297
                                             -----    -----    -----    -----
    Total United States                      1,013      920    3,687    3,432
Other North America                             96       91      396      361
                                             -----    -----    -----    -----
      Total North America                    1,109    1,011    4,083    3,793
Overseas                                       681      645    2,061    1,940
                                             -----    -----    -----    -----
      Total All Sources                      1,790    1,656    6,144    5,733
                                             =====    =====    =====    =====

  During the 1994 third quarter, GM vehicle deliveries of cars and trucks worldwide were 1,997,000 units, compared with 1,903,000 units in the same period last year, an increase of 4.9%. Worldwide GM vehicle deliveries of cars and trucks during the nine months of 1994 were 6,341,000 units, 6.9% above the 5,931,000 units delivered in the comparable 1993 period.

  As shown in the following table, GMAC financed or leased worldwide 444,000 new passenger cars and trucks, a decrease of 8% from the comparable 1993 period.
                                                          Nine Months Ended
Units Financed or Leased             Third Quarter          September 30,
                                     --------------       -----------------
by GMAC Worldwide                    1994      1993        1994        1993
                                     --------------       -----------------

(Units in Thousands)
 United States                       293        350       1,026       1,025
 Outside the U.S.                    151        133         471         401
                                     ----       ---       -----       -----
   Total GMAC                        444        483       1,497       1,426
                                     ====       ===       =====       =====

During the third quarter of 1994, GMAC financed 23% of new General Motors products delivered in the U.S., a 6 percentage point decrease from the same period last year, while penetration for the first nine months of 1994 decreased to 25% of new GM deliveries, two percentage points lower than the comparable 1993 period.

  As detailed in the table below, third quarter 1994 worldwide employment averaged 672,000 men and women, a 1.5% decrease from the 682,000 in the third quarter of 1993, adjusted to include NCRS. Worldwide payrolls were $7,675.2 million, compared with $7,208.9 million in the comparable 1993 period, due to increased overtime and increased wages from the 1993 contract. Nine month average worldwide employment decreased by 26,000 men and women from the 1993 nine-month period, while 1994 worldwide payrolls totaled $23,506.6 million, a 5.2% increase over 1993 payrolls of $22,337.8 million.

                                               Third Quarter     Nine Months
                                               -------------    -------------
                                               1994     1993    1994     1993
                                               -------------    -------------
                                                      (in thousands)
Average Worldwide Employment
  GM (excluding units listed below)             493      505     512      532
  GMAC                                           18       18      18       18
  Electronic Data Systems Corporation (EDS)      78       71      74       72
  GM Hughes Electronics Corporation (GMHE)       77       82      77       85
  National Car Rental System Inc. (NCRS)          6        6       6        6
                                                ---      ---     ---      ---
  Average Number of Employees                   672      682     687      713
                                                ===      ===     ===      ===

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Selling, general, and administrative expenses, with GMAC on an equity basis, in the third quarter and nine months of 1994 were $289.6 million and $508.6 million, respectively, above the third quarter and nine-month 1993 amounts, primarily due to higher advertising expense and higher administrative expenses, reflecting business growth at EDS. On a percent of sales basis, selling, general, and administrative expenses were 8.2% in the third quarter and 7.3% in the nine months of 1994, down from the 8.4% in the third quarter and 7.6% in the nine-month period of 1993.

  Following are highlights of 1994 third-quarter and nine-month financial performance by GM's major business sectors:
                                                         Nine Months Ended
                                    Third Quarter          September 30,
                                  -----------------    --------------------
Major Business Sector Results        1994      1993(1)     1994        1993(1)
- ------------------------------    -----------------    --------------------

(Dollars in Millions)
 NAO Income (Loss) Before Special
   Items and Accounting Change    ($328.4) ($824.7)     $905.2   ($1,027.8)
 Reserve Increase                      -    (589.0)           -     (589.0)
 Contract Related                      -    (143.8)           -     (143.8)
 Incremental Tax Change                -     457.1            -      457.1
                                    -----   -------     -------     -------
 Income(Loss) Before Acctg.Change  (328.4)(1,100.4)      905.2    (1,303.5)
 Cumulative Effect of Acctg.Change      -        -      (707.7)           -
                                    -----   -------     -------     -------
   NAO Income (Loss)               (328.4)(1,100.4)      197.5    (1,303.5)
                                    -----   -------     -------     -------
 I.O. Income                        239.5    403.2     1,208.1       849.5
                                    -----   -------     -------     -------
 GMAC Income Before Special Item
   and Accounting Change            244.6    221.2       685.6       790.7
 Incremental Tax Change                 -    (16.4)           -      (16.4)
                                    -----   -------     -------     -------
 Income Before Accounting Change    244.6    204.8       685.6       774.3
 Cumulative Effect of Acctg.Change      -        -        (7.4)           -
                                    -----   -------     -------     -------
   GMAC Income                      244.6    204.8       678.2       774.3
                                    -----   -------     -------     -------
 EDS Earnings Before Special Item   216.4    198.0       585.4       527.5
 Incremental Tax Change                 -     (6.4)           -       (6.4)
                                    -----   -------     -------     -------
   EDS Earnings                     216.4    191.6       585.4       521.1
                                    -----   -------     -------     -------
 GMHE Earnings Before Special Item
   and Accounting Change            244.2    214.0       824.0       635.3
 Incremental Tax Change               -       10.0            -       10.0
                                    -----   -------     -------     -------
 Earnings Before Acctg. Change      244.2    224.0       824.0       645.3
 Cumulative Effect of Acctg. Change     -        -       (30.4)           -
                                    -----   -------     -------     -------
   GMHE Earnings                    244.2    224.0       793.6       645.3
                                    -----   -------     -------     -------
 Other (2)
 Loss Before Accounting Change      (64.3)   (36.1)     (121.7)     (197.3)
 Cumulative Effect of Acctg. Change     -        -       (12.6)           -
                                    -----   -------     -------     -------
   Other Loss                                (64.3)      (36.1)     (134.3)
(197.3)
                                    -----   -------     -------     -------
 Consolidated Net Income (Loss)    $552.0  ($112.9)   $3,328.5    $1,289.4
                                    =====   =======     =======     =======
 CNI Before Special Items
   and Accounting Change           $552.0   $175.6    $4,086.6    $1,577.9
                                    =====   =======     =======     =======
  CNI Before Accounting Change     $552.0  ($112.9)   $4,086.6    $1,289.4
                                    =====   =======     =======     =======

  (1) Certain amounts for 1993 were reclassified to conform with 1994 sector structure.
  (2) Includes Power Products and Defense and purchase accounting adjustments.

                     North American Automotive Operations (NAO)

  In the third quarter of 1994, NAO reported a loss of $328.4 million. This compares with a loss of $1,100.4 million in the third quarter of 1993. Excluding special items, NAO's net loss amounted to $824.7 million in the

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

third quarter of 1993. NAO's net-loss margin was 1.6% in the third quarter of 1994, compared with a reported 6.3% net-loss margin in the prior-year period. Compared with the third quarter of 1993, NAO's results were favorably impacted by wholesale vehicle sales that were 98,000 units higher, by continuing progress in certain cost areas, and an adjustment related to book tax accruals established in prior years. Partially offsetting these favorable factors were higher engineering costs associated with GM's aggressive product programs, increased overtime and premium-transportation costs, some strike-related losses, and higher selling, general, and administrative expenses.

  GM's share of the total U.S. vehicle market in the third quarter of 1994 was 31.5%, compared with 31.2% in the third quarter of 1993. Total U.S. retail deliveries in the third quarter of 1994 were up 6.1% compared with the same period last year, as NAO focused on the more-profitable retail vehicle sales. GM's share of total U.S. car deliveries was 33.4% in the third quarter, compared with 31.8% in the previous year's third quarter. The Corporation's share of total U.S. truck deliveries was 28.8%, compared with 30.3% in the same period last year, primarily due to continued capacity constraints.

  September of 1994 marked the conclusion of GM's best U.S. model-year performance since 1989, with all-time record deliveries of 1.9 million trucks and more than 3 million passenger cars. 1994-model year deliveries increased 9.3% compared with the 1993 model year. The market remains strong in North America, and GM's market share increased in both the third quarter of 1994 and the 1994-model year compared with the previous year, despite intense competition and capacity constraints that limited production of some key models.

  Nine-month 1994 NAO earnings were $197.5 million, an improvement of $1,501.0 million over the 1993 nine-month loss, despite the unfavorable effect of the $707.7 million accounting charge in the 1994 first quarter. Excluding the accounting change in 1994 and special items in 1993, NAO earnings improved $1,933.0 million period to period. GM is pleased with the market response to its products in North America and in particular the strong consumer reaction to the significant number of new vehicles introduced this year. Equally important, GM's internal measurements show that the 1995-model start-up was the best ever from a product-quality perspective. The focus on quality is evident as recent customer surveys give GM all-time-high ratings in sales satisfaction, and GM is among the best in service, and overall customer satisfaction. GM is encouraged about the outlook for future sales as GM brings up to full production new models that are more competitive and more profitable.

                      International Automotive Operations (IO)

  IO posted net income of $239.5 million in the third quarter of 1994, compared with 1993's third-quarter earnings of $403.2 million. International Operations remains a strong contributor to the Corporation, and sales in Europe and Latin America continue to improve. International Automotive Operation's net-profit margin was 3.5% in the 1994-third-quarter period, a deterioration of 3.3 percentage points from the 6.8% net-profit margin in the year-ago period. These results were affected by an unfavorable sales mix, costs associated with further employment-separation programs in Europe to reduce the number of workers, which are part of the continued implementation of lean-manufacturing strategies, product- and powertrain-development programs in Europe, and less-favorable tax positions in Europe and Latin America.

  GM's Opel/Vauxhall passenger-car market share in Western Europe was 12.1% in the third quarter of 1994, compared with 13.0% in the third quarter last year. The overall car market in Western Europe is recovering from last year's sharp decline, and GM expects a continued increase in new car sales for the balance of the year. Worldwide retail sales of the Saab lineup increased 20.6% in the third quarter of 1994, compared with the year earlier period.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Nine month 1994 IO income was $1,208.1 million compared to $849.5 million in the nine months of 1993, with net-profit margins increasing from 4.5% in the 1993 period to 6.0% in the 1994 nine-month period. During the first nine months of 1994, Opel/Vauxhall models remained number one in the Western Europe passenger car market, while GM sales in Latin America remained strong despite continued capacity constraints, with vehicle sales reaching an all-time record in Brazil.

                        General Motors Acceptance Corporation

  GMAC serves the financing and insurance needs of GM customers. The Corporation hereby encourages reference to the GMAC Third Quarter 1994 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

  GMAC reported third-quarter 1994 earnings of $244.6 million, compared with $204.8 million in the prior-year period, including an unfavorable adjustment of $16.4 million for the incremental tax rate change in 1993. GMAC's results in the third quarter of 1994, when compared with the same period a year ago, reflect higher earnings in U.S. auto-financing operations and continued favorable loan-loss experience. For the nine months of 1994, GMAC's consolidated net income totaled $678.2 million, including the $7.4 million unfavorable effect of the first quarter SFAS No. 112 accounting change, $96.1 million below the same period last year, which included the $16.4 million special item.

  Net income from financing operations, including GMAC Mortgage Corporation (GMACM) results, totaled $211.6 million for the 1994 third quarter. The $45.4 million increase from the same period last year reflects higher earnings in U.S. auto financing operations largely due to a more favorable funding mix, resulting from greater investor confidence in GM and GMAC, and continued favorable loan-loss experience. In addition, the third quarter of 1993 was unfavorably affected by a cumulative adjustment for the statutory increase in the U.S. Federal income tax rate effective for the 1993 tax year. For the first nine months of 1994, net financing income (excluding the cumulative impact of SFAS No. 112) totaled $589.0 million in comparison to $630.1 million during the same period in 1993.

  During the third quarter of 1994, GMAC financed or leased worldwide 444,000 new passenger cars and trucks, a decrease of 8% from the comparable 1993 period, as shown in the table on page 15. The decrease in retail and lease unit financing and penetration reflects continued intense competitive pressures within a robust sales environment.

  Net income from insurance operations was $33.0 million for the third quarter of 1994, a $5.6 million decrease as compared to the third quarter of 1993, with the year-to-year change primarily reflective of lower underwriting results due to accelerated amortization of credit insurance policy acquisition costs. For the first nine months of 1994, net income from insurance operations (excluding the cumulative impact of SFAS No. 112) was $96.6 million, compared with $144.2 million for the same period in 1993. The decline in net income reflects non-recurring capital gains recognized in the first nine months of 1993, only partially offset by lower insurance loss experience in the 1994 period.

  Financing revenue totaled $2,351.5 million and $6,819.2 million for the third quarter and first nine months of 1994, respectively, $164.3 million greater than the amount reported for the comparable 1993 quarter and $144.4 million greater than the amount recorded for the 1993 nine month period. The year-to-year increase is primarily attributable to increases in leasing revenues, resulting from continued growth in operating lease activity and greater wholesale revenue due to GMAC's resumption of dealer wholesale inventory formerly financed by GM. This increase was partially offset by reduced lease financing revenues due to General Motors' reduction in fleet sales to daily rental companies.

  Interest and discount expense amounted to $1,041.6 million for the third quarter of 1994, compared with $1,114.1 million for the same period in 1993. Interest and discount expense totaled $3,096.9 million for the first nine

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

months of 1994, a decrease of 14.8% from the comparable period in 1993. The average cost of funds worldwide for the third quarter of 1994 declined to 6.63%, a decrease of 32 basis points from a year earlier. The worldwide cost of funds averaged 6.56% for the first nine months of 1994, down 37 basis points from a year ago. Total borrowing costs for United States operations averaged 6.41% for the third quarter and 6.32% for the first nine months of 1994, compared with 6.56% and 6.53%, respectively, for the same 1993 periods. The decline in borrowing costs reflects a more favorable short-term funding mix resulting from an increasingly positive perception of GMAC's financial position by the capital markets.

  Depreciation expense on operating leases, primarily GMAC's SmartLease program, amounted to $861.4 million for the third quarter of 1994, compared with $692.4 million for the same period in 1993. For the first nine months of 1994, depreciation expense on operating leases totaled $2,315.5 million compared to $1,980.3 million for the first nine months of 1993, with the increase attributable to continued successful marketing of the SmartLease program in the United States and Canada.

  Other income, including gains on receivable sales, as well as servicing fees and other income related to sold finance receivables, amounted to $426.2 million and $1,215.7 million for the third quarter and first nine months of 1994, compared with $631.7 million and $2,042.7 million, respectively, for the same periods of 1993. The decreases are primarily attributable to a quarter-to-quarter decrease of $143.8 million and a nine months decrease of $458.1 million due to lower interest and service fees from General Motors as a result of the termination of the financing agreement whereby GM had previously assumed some dealer wholesale inventory financing. This reduction is offset by increased financing revenues on wholesale receivables. Capital gains at MIC for the nine month period ended September 30, 1994 decreased $129.2 million from the comparable prior year period, primarily reflecting non-recurring capital gains recognized during the first nine months of 1993.

  Other operating expenses, including salaries and benefits and insurance losses and loss adjustment expenses, totaled $792.2 million for the third quarter and $2,249.4 million for the first nine months of 1994, $8.9 million and $47.1 million lower than the respective comparable 1993 periods. The decrease is primarily attributable to lower losses incurred on commercial lines and lower commission expenses for originated mortgages, as well as reduced amortization of purchased mortgage servicing rights.

  GMAC has continued to have significantly improved charge-off and recovery experience. Based on these continued improvements, the Company adjusted its reserves accordingly which resulted in a provision for losses on finance receivables of ($8.5) million for the third quarter of 1994, compared to a provision of $116.7 million in the same period of 1993. For the first nine months of 1994, the provision for losses on finance receivables totaled $110.4 million as compared to $292.6 million for the first nine months of 1993.
Total net chargeoffs for the third quarter and first nine months of 1994 were $44.8 million and $149.5 million, respectively, as compared to $93.4 million and $271.5 million in the third quarter and first nine months of 1993.

  Consolidated earning assets totaled $77,390.7 million at September 30, 1994, up $3,029.2 million from $74,361.5 million at September 30, 1993 and up $2,606.9 million from the December 31, 1993 level of $74,783.8 million. The year-to-year increase can be largely attributed to an increase in operating lease assets due to the continued acceptance and popularity of the SmartLease program, offset by lower finance receivables. Operating lease assets, net of depreciation, offered principally under the GMAC SmartLease program, increased to $16,481.8 million at September 30, 1994 from $11,363.5 million and $10,755.1 million at December 31, 1993 and September 30, 1993, respectively. The increase primarily reflects growth in the U.S. and Canadian markets, driven by continued consumer acceptance of leasing and enhanced manufacturer's subvented programs.

  Wholesale receivables financed by GMAC, primarily dealer vehicle inventories, were $17,003.0 million at September 30, 1994, compared to $20,673.6 million at December 31, 1993 and $10,272.2 million at September 30,

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

1993. The level of wholesale receivables at the end of the third quarter of 1994, as compared to the asset levels at September 30, 1993, reflects the resumption by GMAC of dealer wholesale inventory financing previously financed by General Motors, offset by lower levels of dealer inventory and sales of wholesale finance receivables. The Company sold wholesale receivables, which it also continues to service, totaling $2.2 billion during 1994.

  Cash and cash equivalents, which primarily include short term borrowed funds in excess of requirements invested in short-term marketable securities, totaled $1,774.4 million at September 30, 1994. This compared to $4,028.1 million at December 31, 1993 and $3,068.7 million at September 30, 1993. The decrease is due to a strategy that seeks to reduce the liquidity portfolio and has been undertaken as a direct result of the Company's improved access to the capital markets. At September 30, 1994, consolidated worldwide retail finance receivables, net of unearned income, totaled $28.0 billion, unchanged from September 30, 1993 but up $2.0 billion from year-end 1993. The Company continues to utilize an asset securitization program as an alternative funding source and as a result sold retail receivables with principal in the United States aggregating $2.7 billion and $9.8 billion, respectively, during the nine month periods ended September 30, 1994 and September 30, 1993.

  Consolidated worldwide capital leasing and lease financing receivables, net of unearned income, at September 30, 1994 were $3,256.8 million, down $522.1 million and $971.7 million from December 31, 1993 and September 30, 1993, respectively. These reductions are primarily reflective of General Motors' reduction in fleet sales to daily rental companies and the resultant GMAC fleet financing reduction.

  GMAC's total borrowings were $61,624.9 million at September 30, 1994, compared with $61,207.2 million at September 30, 1993 and $62,773.2 million at December 31, 1993. Approximately 79.1% represented funding for operations in the United States, with the remaining 20.9% of borrowings being allocated among Canada (6.7%), Germany (6.5%), and other countries (7.7%). Total short-term debt worldwide at September 30, 1994 amounted to $17,606.9 million, down from $17,733.8 million at December 31, 1993 and up from $14,882.5 million at September 30, 1993.

Summary Financial Data - GMAC

Condensed GMAC Consolidated                                Nine Months Ended
Statement of Income                        Third Quarter      September 30,
                                         ----------------  -----------------
                                            1994     1993      1994     1993
                                         ----------------  -----------------
                                                  (Dollars in Millions)
Financing Revenue
  Retail and lease financing              $660.7   $959.2  $2,167.2 $2,910.6
  Leasing                                1,300.4    980.8   3,486.0  2,869.6
  Wholesale and term loans                 390.4    247.2   1,166.0    894.6
                                         -------  -------   -------  -------
Total financing revenue                  2,351.5  2,187.2   6,819.2  6,674.8
Interest and discount                    1,041.6  1,114.1   3,096.9  3,635.6
Depreciation on operating leases           861.4    692.4   2,315.5  1,980.3
                                         -------  -------   -------  -------
Net financing revenue                      448.5    380.7   1,406.8  1,058.9
Insurance premiums earned                  282.6    300.9     848.2    857.6
Other income                               426.2    631.7   1,215.7  2,042.7
                                         -------  -------   -------  -------
Net Financing Revenue and Other          1,157.3  1,313.3   3,470.7  3,959.2
Expenses                                   790.5    960.4   2,399.4  2,693.2
                                         -------  -------   -------  -------
Income before income taxes                 366.8    352.9   1,071.3  1,266.0
Income taxes                               122.2    148.1     385.7    491.7
                                         -------  -------   -------  -------
Income before cumulative effect of
  accounting change                        244.6    204.8     685.6    774.3
Cumulative effect of accounting change         -        -      (7.4)*     -
                                         -------  -------   -------  -------
    Net Income                            $244.6   $204.8    $678.2   $774.3
                                         =======  =======   =======  =======
*Effective January 1, 1994, GMAC adopted SFAS No. 112.
Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed GMAC Consolidated
Balance Sheet                          Sept. 30,       Dec. 31,    Sept. 30,
                                            1994           1993         1993
                                       -------------------------------------
                                              (Dollars in Millions)
Cash and cash equivalents              $1,774.4        $4,028.1     $3,068.7
Investments in securities               3,513.4         3,449.7      3,477.2
Finance receivables - net              51,567.5        54,134.8     46,036.3
Receivables - General Motors Corporation1,296.4         1,355.5     10,043.2
Other assets                           23,057.0        17,782.7     16,901.5
                                        --------       --------     --------
    Total Assets                      $81,208.7       $80,750.8    $79,526.9
                                        ========       ========     ========
Short-term debt                       $30,451.5       $35,084.4    $32,997.4
Accounts payable and other
  liabilities (including
  GM and affiliates - $2,712.9,
  $2,487.5 and $2,113.2)               11,739.5        10,125.3     10,412.6
Long-term debt                         31,173.4        27,688.8     28,209.8
Stockholder's equity                    7,844.3         7,852.3      7,907.1
                                        --------       --------     --------
    Total Liabilities and
      Stockholder's Equity            $81,208.7       $80,750.8    $79,526.9
                                        ========       ========     ========

Certain amounts for September 1993 have been reclassified to conform with 1994 classifications.

Condensed GMAC Consolidated                              Nine Months Ended
Statement of Cash Flows                                    September 30,
                                                        --------------------
                                                            1994        1993
                                                        --------------------
                                                        (Dollars in Millions)
Net Cash Provided by Operating Activities               $3,979.9    $3,738.4
                                                        --------    --------
Cash Flows from Investing Activities
Finance receivables-acquisitions                      (114,308.9)  (75,017.4)
                   -liquidations                       112,614.9    76,491.4
Notes receivable from General Motors Corporation            59.1     1,520.0
Operating leases-acquisitions                           (9,742.2)   (4,882.1)
                -liquidations                            2,544.4     1,953.3
Investments in securities-acquisitions                  (9,707.2)   (9,021.9)
                         -liquidations                   9,563.6     8,706.7
Net increase in short-term investments                       6.2          -
Proceeds from sales of receivables                       4,747.0     9,368.7
Due and deferred from receivable sales                     257.7      (195.1)
Other                                                      226.4       677.1
                                                        --------    --------
Net Cash Provided by (Used in) Investing Activities     (3,739.0)    9,600.7
                                                        --------    --------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -proceeds                                             37,791.7    26,666.6
  -liquidations                                        (37,803.3)  (33,934.8)
Debt with original maturities less than 90 days
  -net change                                           (1,764.5)   (5,865.3)
Cash dividends paid to GM                                 (750.0)   (1,000.0)
Proceeds from issuance of stock                             35.0          -
                                                        --------    --------
Net Cash Used in Financing Activities                   (2,491.1)  (14,133.5)
                                                        --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                      (3.5)       (8.0)
                                                        --------    --------
Net decrease in cash and cash equivalents               (2,253.7)     (802.4)
Cash and cash equivalents at beginning of the period     4,028.1     3,871.1
                                                        --------    --------
Cash and cash equivalents at end of the period          $1,774.4    $3,068.7
                                                        ========    ========

Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                         Electronic Data Systems Corporation

  EDS reported record earnings for the third quarter of 1994, with net income totaling $216.4 million, or $0.45 per share of GM Class E common stock. That compares with earnings of $191.6 million, or $0.40 per share, in the third quarter of 1993, which included an unfavorable $6.4 million for the incremental tax rate change. The results reflect continued strong business growth, particularly in Europe and the Asia/Pacific region. Revenues from EDS' non-GM business were up 30% over 1993 third-quarter levels. New contract signings reached $1.38 billion in the third quarter of 1994. Record nine month EDS earnings of $585.4 million resulted in record earnings per Class E share of $1.22, compared with $521.1 million, including the unfavorable $6.4 million tax item, or $1.09 per share a year earlier.

     Earnings per share attributable to GM Class E common stock are based on the Available Separate Consolidated Net Income of EDS as described in Note 6 to the Financial Statements. Reference should be made to EDS' Management's Discussion and Analysis in Exhibit 99(a) which is incorporated herein by reference.
     EDS financial statements do not include the amortization of the $2,179.5 million initial cost to GM of EDS customer contracts, computer software programs, and other intangible assets, including goodwill, arising from the acquisition of EDS by GM in 1984. This cost, plus the $343.2 million cost of contingent notes purchased in 1986, less certain income tax benefits, was assigned principally to intangible assets, including goodwill, and is being amortized by GM over the estimated useful lives of the assets acquired. The costs assigned to customer contracts and computer software programs were fully amortized prior to 1992. Such amortization is charged against Other Sector Income.

Summary Financial Data - EDS                                Nine Months Ended
                                             Third Quarter    September 30,
                                           ---------------- -----------------
                                              1994     1993     1994     1993
                                           ---------------- -----------------
                                                  (Dollars in Millions
                                                Except Per Share Amounts)
Revenues
Systems and other contracts
  GM and affiliates                         $879.5   $787.1 $2,577.4 $2,467.8
  Outside customers                        1,643.3  1,283.0  4,472.1  3,737.5
Interest and other income                     42.1     14.2     88.7     42.7
                                           -------  -------  -------  -------
Total Revenues                             2,564.9  2,084.3  7,138.2  6,248.0
Costs and Expenses                         2,226.8  1,784.9  6,223.6  5,433.8
Income Taxes                                 121.7    107.8    329.2    293.1
                                           -------  -------  -------  -------
Separate Consolidated Net Income            $216.4   $191.6   $585.4   $521.1
                                           =======  =======  =======  =======
Available Separate Consolidated Net Income*
Average number of shares of Class
  E common stock outstanding
  (in millions) (Numerator)                  261.2    246.6    259.7    239.4
Class E dividend base (in millions)
  (Denominator)                              481.7    480.5    481.6    480.2
Available Separate Consolidated
  Net Income                                $117.3    $98.4   $315.9   $260.2
                                             =====     ====    =====    =====
Earnings Attributable to Class E
  Common Stock on a Per Share Basis          $0.45    $0.40    $1.22    $1.09
                                              ====     ====     ====     ====
Cash dividends per share of Class E
  common stock                               $0.12    $0.10    $0.36    $0.30
                                              ====     ====     ====     ====

* Available Separate Consolidated Net Income is determined quarterly.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                          GM Hughes Electronics Corporation

  GMHE earned $244.2 million in the third quarter of 1994, or $0.61 per share of GM Class H common stock. That compares with earnings of $224.0 million, including a favorable $10.0 million for the incremental tax rate change, in the third quarter of 1993, or $0.56 per share. The third-quarter-1994 financial results reflect improving operating performance as earnings increased despite nearly flat revenues during the period. Continued strength in the domestic automotive market was offset primarily by the declining defense market. For the nine months of 1994, GMHE earnings were $793.6 million, including the $30.4 million unfavorable effect of SFAS No. 112, or $1.98 per share of GM Class H common stock, on revenues of $10,477.7 million. In the nine months of 1993, earnings were $645.3 million, including the favorable $10.0 million tax item, or $1.61 per share of GM Class H common stock, on revenues of $9,816.5 million.

    Earnings per share attributable to GM Class H common stock are based on the Available Separate Consolidated Net Income of GMHE as described in Note 6 to the Financial Statements. Reference should be made to GMHE's Management's Discussion and Analysis in Exhibit 99(b) which is incorporated herein by reference.

Summary Financial Data - GMHE                            Nine Months Ended
                                       Third Quarter       September 30,
                                    ------------------  ------------------
                                        1994      1993      1994      1993
                                    ------------------  ------------------
                                               (Dollars in Millions
                                             Except Per Share Amounts)
Revenues/Net sales
  Outside customers                 $2,264.1  $2,293.9  $6,760.5  $6,591.9
  GM and affiliates                  1,056.7     925.8   3,638.9   3,106.8
Other income-net                        33.7     100.2      78.3     117.8
                                     -------   -------   -------   -------
Total Revenues                       3,354.5   3,319.9  10,477.7   9,816.5
Costs and Expenses                   2,993.1   2,985.2   9,238.4   8,854.0
Income Taxes                           148.2     141.6     508.2     410.0
                                     -------   -------   -------   -------
Income before cumulative
  effect of accounting change          213.2     193.1     731.1     552.5
Cumulative effect of acctg. change         -         -     (30.4)(1)     -
                                     -------   -------   -------   -------
Net Income                             213.2     193.1     700.7     552.5
Adjustments to exclude the effect
  of GM purchase accounting
  adjustments related to Hughes(2)      31.0      30.9      92.9      92.8
                                     -------   -------   -------   -------
Earnings Used for Computation of Available
  Separate Consolidated Net Income    $244.2    $224.0    $793.6    $645.3
                                     =======   =======   =======   =======
Available Separate Consolidated Net Income (3)
Average number of shares of Class H
  common stock outstanding
  (in millions) (Numerator)             92.7      87.4      91.7      88.5
Class H dividend base (in millions)
  (Denominator)                        399.9     399.9     399.9     399.9
Available Separate Consolidated
  Net Income                           $56.6     $48.9    $181.9    $143.3
                                        ====      ====     =====     =====
Earnings Attributable to Class H
  Common Stock on a Per Share Basis
    Before cumulative effect of
      accounting change                $0.61     $0.56     $2.06     $1.61
    Cumulative effect of acctg. change     -         -     (0.08)(1)     -
                                        ----      ----      ----      ----
    Net earnings attributable
      to Class H common stock          $0.61     $0.56     $1.98     $1.61
                                        ====      ====      ====      ====
Cash dividends per share of Class H
  common stock                         $0.20     $0.18     $0.60     $0.54
                                        ====      ====      ====      ====
Reference should be made to the notes on the next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
 (1) Effective January 1, 1994, GMHE adopted SFAS No. 112 ($30.4 million or $0.08 per share).
 (2) Amortization of intangible assets arising from GM's acquisition of Hughes.
 (3) Available Separate Consolidated Net Income is determined quarterly.

Liquidity and Capital Resources

    Cash and cash equivalents, including GMAC, at September 30, 1994 amounted to $9,806.1 million, compared with $13,790.5 million at December 31, 1993 and $10,452.3 million at September 30, 1993. The decrease in 1994 was due to an excess of net cash used in investing and financing activities over the net cash provided by operating activities. Net cash provided by operating activities was $6,851.4 million in the nine months of 1994, compared to $9,358.7 million in the 1993 period, reflecting pension contributions in excess of pension expense, increases in accounts receivable, inventories, contracts in process, and other investments and miscellaneous assets, partially offset by higher net income before the accounting change and higher income taxes payable.

    Net cash used in investing activities in the 1994 period amounted to $9,188.4 million, consisting primarily of capital expenditures and the net increase in equipment on operating leases, reflecting the continued acceptance and popularity of the GMAC SmartLease program. Net cash provided by investing activities amounted to $4,010.5 million in 1993 primarily due to the net reduction in finance receivables (resulting from sales of finance receivables) exceeding capital expenditures and the net increase in equipment on operating leases. Total capital expenditures were $4,661.6 million in the nine months of 1994 compared with $4,423.3 million in the 1993 period. Net cash used in financing activities of $1,649.0 million in the 1994 nine-month period primarily reflected the net decrease in short-term loans payable of $1,761.7 million and cash dividends paid to stockholders of $839.1 million, offset in part by $1,113.7 million in proceeds from issuing common stocks, primarily for employee benefit plans. Net cash used in financing activities of $14,007.6 million in the 1993 period primarily reflected the net decrease in short-term loans payable of $7,881.8 million and a net decrease in long-term debt of $5,060.1 million.

    During the first nine months of 1994, notes and loans payable decreased $1,259.0 million to $69,182.2 million at September 30, 1994 from a balance of $70,441.2 million at December 31, 1993 reflecting primarily a net decrease in short-term loans payable. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 7.19 to 1 at September 30, 1994 compared to 12.58 to 1 at December 31, 1993. Refer to Note 1 to the Consolidated Financial Statements for a description of the Corporation's accounting policies for related financial instruments. Note 8 to the Consolidated Financial Statements contains additional information regarding GM's notes and loans payable at year end, including the impact of such financial instruments.

    On April 19, 1994, Standard & Poor's Corporation (S&P) revised its ratings outlook from negative to positive and reaffirmed its ratings of General Motors Corporation and related entities. S&P currently rates the senior debt of GM, GMAC, and GMHE as BBB+ within the ten investment grade ratings available for long-term debt. The commercial paper of GMAC, GMHE, and EDS is currently rated A-2 within the four investment grade ratings for commercial paper. GM's preference stock is rated BBB.

    A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

    GM contributed $3.3 billion to its U.S. pension plans during the third quarter of 1994 for a total of $5.2 billion in pension contributions during the first nine months of 1994. Even with the pension contributions, the Corporation's net liquidity remained strong in the third quarter of 1994. With GMAC on an equity basis, cash and marketable securities totaled $9,321.9 million at the end of the third quarter, compared with $8,158.0 million at

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

September 30, 1993, and $12,643.4 million at June 30, 1994. GM's cash position continues to strengthen and GM plans to maintain all-important future product programs utilizing improved capital-spending efficiencies, while at the same time improving the balance sheet.

    GM and certain of its subsidiaries and affiliates maintain various syndicated bank credit facilities which in aggregate provide $26.8 billion of committed credit availability. Of this amount, $3.0 billion is directly available to the Corporation and the remainder is available to GMAC and its subsidiaries and affiliates and other GM subsidiaries and affiliates worldwide.

    The Corporation's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. With respect to Class E and Class H common stocks, the Corporation's current policy is to pay aggregate annual cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. In February 1994, the Board of Directors increased the quarterly dividends on Class E common stock from $0.10 per share to $0.12 per share and on Class H common stock from $0.18 per share to $0.20 per share. Notwithstanding the current dividend policy, the dividends paid and to be paid on the Class H common stock during 1994 and 1993 exceeds 35% of the Available Separate Consolidated Net Income
(Loss) of GMHE for the preceding year (excluding the effect of the $749.4 million after-tax special restructuring charge at Hughes in 1992).

    A third quarter cash dividend on $1-2/3 par value common stock of $0.20 per share was paid on September 10, 1994. On November 7, 1994, the Board of Directors declared a cash dividend of $0.20 per share on $1-2/3 par value common stock for the fourth quarter of 1994 payable December 10, 1994. The dividend continues the level established in the fourth quarter of 1992, and brings 1994 cash dividends to $0.80 per share, the same as in 1993.

    A third quarter cash dividend on Class E common stock of $0.12 per share was paid on September 10, 1994. On November 7, 1994, the Board of Directors also declared a cash dividend of $0.12 per share on Class E common stock payable December 10, 1994. This continues the level established in the first quarter of 1994 and brings 1994 cash dividends to $0.48 per share compared with $0.40 per share in 1993.

    A third quarter cash dividend on Class H common stock of $0.20 per share was paid on September 10, 1994. On November 7, 1994, the Board of Directors also declared a cash dividend of $0.20 per share on Class H common stock payable December 10, 1994. This continues the level in effect since the first quarter of 1994 and brings 1994 cash dividends to $0.80 per share, compared with $0.72 per share in 1993.

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

    Book value per share of $1-2/3 par value common stock increased to $7.32 at the end of the 1994 third quarter from $1.65 at the end of 1993. Book value per share of Class E common stock increased to $0.93 from $0.21 at the end of 1993 and book value per share of Class H common stock increased to $3.66 from $0.83 at the end of 1993.

    Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high-quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

present value of the plans' obligations. This annual requirement to reset the discount rate in line with movements in market interest rates can result in considerable volatility of the discount rate used in this calculation and consequently in the amount of the plans' obligations under SFAS No. 87. The Corporation's worldwide unfunded pension liability at December 31, 1993, as calculated under SFAS No. 87, increased by a net of $8.3 billion from $14.0 billion at December 31, 1992 to $22.3 billion. The single largest cause of this increase in GM's unfunded liability was the general decline in long-term interest rates which, at October 1, 1993, in the U.S. were at their lowest level in approximately 20 years. The approximate 190 basis point increase in long-term interest rates in the U.S. which has occurred since the last measurement date of GM's pension plans through November 11, 1994, if maintained, would decrease GM's reported unfunded pension liabilities at year-end 1994 by $9.5 billion. Other factors that influence the unfunded pension liability include the actual pension plan contributions and return on pension investments during the year, the expected normal growth in the pension liability, and employee turnover, retirement, and mortality experience. Additionally, the measurement date on which the Corporation's year-end funded status is based has been changed from October 1 to December 31 for its principal U.S. plans. The purpose of this change is to align the SFAS No. 87 measurement date with calendar year financial statement reporting. The impact of this change on the Corporation's 1994 net income is expected to be immaterial.

    Assuming the foregoing estimated decrease in the unfunded liability occurs, the Corporation estimates that its minimum pension liability adjustment to stockholders' equity would decrease by about $2.2 billion at December 31, 1994, from the $5.3 billion adjustment reported at year-end 1993 to approximately $3.1 billion.

    On May 11, 1994, the Corporation reached an agreement with the Pension Benefit Guaranty Corporation (PBGC) which could lead to incremental cash and stock contributions of approximately $10 billion to its U.S. hourly pension plan in the near term. The funding proposal includes $4 billion in cash plus a contribution of approximately 177 million shares of Class E common stock.
At the November 11 NYSE closing price of $35-1/8, 177 million shares of Class E common stock would have a value of $6.2 billion. GM has already satisfied its 1994 Employee Retirement Income Security Act (ERISA) minimum funding obligation with a cash contribution of $1.9 billion to its U.S. hourly pension plan in the first quarter of 1994. The funding proposal would be in addition to this ERISA minimum contribution. In the third quarter, GM contributed $3.3 billion in cash to its U.S. pension plans bringing total cash contributions for the year to $5.2 billion. Subject to certain approvals, GM may designate the additional $3.3 billion cash contribution as part of the $4 billion cash funding required under the PBGC agreement.

    GM's ability to make the contribution as planned is contingent upon receiving approval from the U.S. Department of Labor (DOL), and other conditions. GM has filed its application with the DOL. The proposed prohibited transaction exemption has been made available to the public on November 10, 1994. Under the terms of the agreement with the PBGC, GM will defer the use of funding credits that would result from the incremental cash and stock contributions. Consequently, GM will continue to make regular cash contributions to its pension plans over the next several years. The PBGC agreement also provides flexibility to GM by granting a release of EDS from liability, if any, to the PBGC under GM's U.S. pension plans in the event EDS were to leave the GM corporate group under certain circumstances. In addition, GM will seek relief from the excise tax that can apply when large contributions are made to pension plans. The PBGC reform bill (HR3396) currently pending before Congress proposes this relief. If GM obtains the necessary government approval, the stock contribution would require approval by the GM Board of Directors. No assurances can be given at this time that the approvals will be obtained.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    The increase in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The 165 basis point increase in long-term corporate bond rates that had occurred for the twelve months ending October 1, 1994 would decrease GM's accumulated postretirement benefit obligation, which was $45.6 billion at December 31, 1993, by approximately $8 billion. Further, any change in the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1994 and no cash impact. Although the same interest rate factors affect the accounting liabilities for pensions and other postretirement benefits, the estimated decrease related to SFAS No. 106 could also be affected by future national health care reform initiatives.

    Neither the estimated decrease in the Corporation's unfunded pension obligations under SFAS No. 87 nor the estimated decrease in the Corporation's postretirement obligations under SFAS No. 106 would have an impact on the earnings to be reported by the Corporation for 1994. However, in accordance with applicable accounting standards, any change in these obligations would impact the Corporation's earnings in 1995 and subsequent years as a result of their impact on the non-cash expense portions of pension and other postretirement benefits.

    Refer to Note 1 to the Consolidated Financial Statements for a description of the Corporation's accounting policies regarding foreign exchange financial instruments. Note 14 to the Consolidated Financial Statements includes additional information regarding the Corporation's management of foreign exchange exposures and year-end fair value amounts of such financial instruments.

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

Statement of                                             Nine Months Ended
Consolidated Operations              Third Quarter         September 30,
                                 --------------------  --------------------
With GMAC on an Equity Basis          1994       1993       1994       1993
                                 --------------------  --------------------
                                            (Dollars in Millions)
Net Sales and Revenues (1)
Manufactured products            $29,430.8  $25,451.4  $97,855.6  $87,214.7
Computer systems services          1,710.9    1,350.7    4,675.0    3,935.2
                                  --------   --------  ---------   --------
Total Net Sales and Revenues      31,141.7   26,802.1  102,530.6   91,149.9
                                  --------   --------  ---------   --------
Costs and Expenses
Cost of sales and other operating
  charges, exclusive of items
  listed below                    26,931.8   23,518.3   85,213.7   78,003.6
Selling, general, and
  administrative expenses          2,549.7    2,260.1    7,453.1    6,944.5
Depreciation of real estate,
  plants, and equipment              965.7      951.7    2,849.7    2,852.2
Amortization of special tools        596.3      518.5    2,121.9    1,845.5
Amortization of intangible assets     45.2       48.0      135.7      143.0
Special provision for
  restructuring(2)                      -       950.0         -       950.0
                                  --------   --------   --------   --------
Total Costs and Expenses          31,088.7   28,246.6   97,774.1   90,738.8
                                  --------   --------   --------   --------
Operating Income (Loss)               53.0   (1,444.5)   4,756.5      411.1
Other income less income
  deductions - net                   338.4      571.4      965.6    1,184.2
Interest expense                    (365.0)    (405.8)    (910.1)  (1,174.6)
                                  --------   --------   --------   --------
Income (Loss) before Income Taxes     26.4   (1,278.9)   4,812.0      420.7
Income taxes (credit)               (220.5)  (1,024.7)   1,519.7     (307.8)
                                  --------   --------   --------   --------
Income (Loss) after Income Taxes     246.9     (254.2)   3,292.3      728.5
Earnings of nonconsolidated
  affiliates                         305.1      141.3      786.9      560.9
                                  --------   --------   --------   --------
Income (Loss) before cumulative
  effect of accounting change        552.0     (112.9)   4,079.2    1,289.4
Cumulative effect of accounting
  change (3)                             -          -     (750.7)         -
                                  --------   --------   --------   --------
Net Income (Loss)                   $552.0    ($112.9)  $3,328.5   $1,289.4
                                  ========   ========   ========   ========


(1) Includes sales to nonconsolidated affiliates of $231.1 million and $245.4 million in the third quarter and $810.5 million and $758.2 million in the nine months of 1994 and 1993, respectively, including $67.6 million and $67.7 million in computer systems services revenues for the third quarter and $202.9 million and $197.7 million for the nine months.
(2) Plant closing reserve increase as discussed previously.
(3) Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Not included is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet
With GMAC on an Equity Basis
                                          Sept. 30,    Dec. 31,     Sept. 30,
                 ASSETS                        1994        1993          1993
                                          -----------------------------------
                                                   (Dollars in Millions)
Current Assets
Cash and cash equivalents                  $8,222.8    $9,762.5      $7,383.6
Other marketable securities                 1,099.1       722.5         774.4
                                          ---------   ---------     ---------
Total cash and marketable securities        9,321.9    10,485.0       8,158.0
Accounts and notes receivable
  Trade                                     7,584.8     5,563.1      13,559.5
  Nonconsolidated affiliates                2,902.5     2,955.2       2,723.0
Inventories                                10,345.4     8,615.1      10,068.2
Contracts in process                        2,725.2     2,376.8       2,233.7
Prepaid expenses and deferred
  income taxes                              8,613.2     8,036.3       7,104.8
                                          ---------   ---------     ---------
Total Current Assets                       41,493.0    38,031.5      43,847.2
Equity in Net Assets of
  Nonconsolidated Affiliates                8,859.2     8,638.5       8,671.8
Deferred Income Taxes                      15,283.6    14,874.1      14,097.1
Other Investments and Miscellaneous
  Assets                                   14,276.5    12,586.4      12,866.8
Property - Net                             34,036.7    34,103.9      34,508.0
Intangible Assets                          12,713.9    12,746.1       8,955.3
                                          ---------   ---------     ---------
Total Assets                             $126,662.9  $120,980.5    $122,946.2
                                          =========   =========     =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                           $8,775.4    $9,546.5      $8,673.6
Loans payable                                 992.0     1,449.6       1,820.6
Income taxes payable                          996.9       389.9         799.3
Accrued liabilities and deferred
  income taxes (including current
  portion of postretirement benefits
  other than pensions)                     28,277.1    23,823.3      24,155.2
Stocks subject to repurchase                  450.0           -             -
                                          ---------   ---------     ---------
Total Current Liabilities                  39,491.4    35,209.3      35,448.7
Long-Term Debt                              6,565.4     6,218.4       6,383.4
Payable to GMAC*                            1,487.6     1,355.5      10,043.2
Capitalized Leases                            154.2       165.2         171.5
Postretirement Benefits Other Than
  Pensions                                 36,863.4    35,423.6      34,823.7
Pensions                                   15,055.8    20,583.3      12,417.2
Other Liabilities and Deferred
  Income Taxes                             16,178.7    14,739.7      15,330.0
Deferred Credits                            1,246.5     1,238.0       1,292.1
Stocks Subject to Repurchase                      -       450.0         450.0
Stockholders' Equity                        9,619.9     5,597.5       6,586.4
                                          ---------   ---------     ---------
Total Liabilities and
  Stockholders' Equity                   $126,662.9  $120,980.5    $122,946.2
                                          =========   =========     =========

Certain September 1993 amounts were reclassified to conform with 1994 classifications.

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

Condensed Statement of Consolidated Cash Flows             Nine Months Ended
With GMAC on an Equity Basis                                 September 30,
                                                          -------------------
                                                              1994       1993
                                                          -------------------
                                                         (Dollars in Millions)

Net Cash Provided by Operating Activities                 $2,990.5   $5,953.6
                                                          --------    -------
Cash Flows from Investing Activities
  Expenditures for real estate, plants,
    and equipment                                         (3,015.0)  (2,457.8)
  Expenditures for special tools                          (1,564.1)  (1,899.8)
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions                           (1,585.0)  (1,493.4)
    Investments in other marketable
      securities - liquidations                            1,208.4    1,472.2
    Finance receivables                                          -    1,164.4
  Other                                                      130.1     (148.0)
                                                          --------    -------
      Net Cash Used in Investing Activities               (4,825.6)  (3,362.4)
                                                          --------    -------
Cash Flows from Financing Activities
  Increase in long-term debt                                 791.7      898.4
  Decrease in long-term debt                                (444.7)  (1,371.5)
  Net increase (decrease) in payable to GMAC                 132.1   (1,520.0)
  Proceeds from issuing common stocks                      1,113.7      327.6
  Cash dividends paid to stockholders                       (839.1)    (812.8)
  Other                                                     (463.4)      43.0
                                                          --------    -------
    Net Cash Provided by (Used in)
      Financing Activities                                   290.3   (2,435.3)
                                                          --------    -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                         5.1       20.1
                                                          --------    -------
Net increase (decrease) in cash and
  cash equivalents                                        (1,539.7)     176.0

Cash and cash equivalents at beginning of
  the period                                               9,762.5    7,207.6
                                                          --------    -------
Cash and cash equivalents at end of the period            $8,222.8   $7,383.6
                                                          ========    =======

Certain 1993 amounts were reclassified to conform with 1994 classifications.


                                   * * * * * * * *

GENERAL MOTORS CORPORATION                                         PART II
AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1994 are summarized below.

Other Matters

  With respect to the previously reported Government investigation, individual product liability claims and lawsuits and class actions relating to alleged safety defects in 1970-1991 Chevrolet and GMC full-size pickup trucks (the "C/K pickup trucks"), the following developments are reported:

  On October 17, 1994, the Secretary of Transportation, Federico Pena, announced his initial decision that a safety-related defect exists in 1971-91 GM C/K pickup trucks having side-mounted fuel tanks. In his announcement, it was indicated that his final decision as to whether a safety-related defect exists or to close the investigation, will be made after a public meeting scheduled for December 6, 1994. In an October 31, 1994 letter to the Department, GM offered to treat the Secretary's October 17 decision as his final decision and order for the purposes of allowing the Department to proceed directly and promptly to Federal court, in order that the matter may be resolved in a judicial forum.

  GM has consistently maintained that there is no basis for a finding that the trucks' side-mounted fuel tanks are in violation of Federal safety standards, or that a safety-related defect exists. Accordingly, GM has urged that the investigation be closed. The Department of Transportation has not disputed GM's contention that the trucks comply with the directly relevant Federal motor vehicle safety standard applicable to fuel system integrity in side impacts. Indeed, Secretary Pena's statement acknowledges that fact. GM also believes that Secretary Pena's assertion that the trucks present an unreasonable risk is contrary to the safety record of the trucks in more than 20 years of service. GM firmly believes that the government's investigative record does not support the initial decision announced by Secretary Pena. GM announced on October 17 that it is prepared to go to court to defend the safety of these trucks.

                                        * * *

  On October 24, 1994, a jury sitting in two cases consolidated for trial in the California Superior Court for the County of Los Angeles, both of which cases had been brought by individual plaintiffs, JEFFREY LANE V. HUGHES AIRCRAFT COMPANY and DAVID VILLALPANDO V. HUGHES AIRCRAFT COMPANY, rendered verdicts resulting in an aggregate award against Hughes in the amount of $89.5 million. $80 million of the award was for punitive damages and the remainder was for emotional distress and lost wages and benefits. One plaintiff alleged racial discrimination by Hughes with respect to pay and promotion, and both plantiffs alleged retaliation by Hughes. Hughes vigorously denies plaintiffs' allegations and has characterized the awards as irrational, irresponsible and outrageous. Hughes intends to seek a new trial or other post judgment relief from the trial court and, if necessary, will appeal.

                                        * * *

Other Pending Legal Proceedings Reported in Previous 1994 Quarterly and Current Reports

  Reference is made to the Registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1994 and the Current Report on Form 8-K dated May 13, 1994 and filed on August 30, 1994.

                                        * * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.
- --------------    ------------------------------------------------   --------

   11             Computation of Earnings Per Share
                    Attributable to Common Stocks for the
                    Quarters and Nine Months Ended September 30,
                    1994 and 1993.                                     33

   12             Computation of Ratios of Earnings to Fixed
                    Charges for the Nine Months Ended September 30,
                    1994 and 1993.                                     37


   99(a)          Electronic Data Systems Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      38

     (b)          GM Hughes Electronics Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      44

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

     One report on Form 8-K dated May 13, 1994, was filed during the quarter ended September 30, 1994 reporting matters under Item 5, Other Events.


                                  *  *  *  *  *  *


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          GENERAL MOTORS CORPORATION
                                       -------------------------------
                                                   (Registrant)


                                       By
                                       s/Leon J. Krain
                                       -------------------------------
Date November 14, 1994                 (Leon J. Krain, Vice President
- ----------------------                       and Group Executive)




                                       By
                                       s/Wallace W. Creek
                                       -------------------------------
Date November 14, 1994                 (Wallace W. Creek, Comptroller)
- ----------------------