Form 10-K405
period 1994-12-31
GENERAL MOTORS CORP
filed 1995-03-13
CIK 40730

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM                TO

                            COMMISSION FILE NUMBER 1-143

                             GENERAL MOTORS CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                STATE OF DELAWARE                                        38-0572515
         (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)
       767 FIFTH AVENUE, NEW YORK, NEW YORK                              10153-0075
   3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                          48202-3091
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (313)-556-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                         NAME OF EACH EXCHANGE
                               TITLE OF EACH CLASS                                        ON WHICH REGISTERED
- ----------------------------------------------------------------------------------   -----------------------------
*COMMON, $1 2/3 PAR VALUE (752,651,957 SHARES OUTSTANDING AS OF FEBRUARY 28,
  1995)...........................................................................   NEW YORK STOCK EXCHANGE, INC.
CLASS E COMMON, $0.10 PAR VALUE (262,999,707 SHARES OUTSTANDING AS OF FEBRUARY 28,
  1995)...........................................................................   NEW YORK STOCK EXCHANGE, INC.
CLASS H COMMON, $0.10 PAR VALUE (94,528,112 SHARES OUTSTANDING AS OF FEBRUARY 28,
  1995)...........................................................................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES B 9 1/8% DEPOSITARY SHARES, STATED VALUE $25
  PER SHARE, DIVIDENDS CUMULATIVE (44,300,000 DEPOSITARY SHARES OUTSTANDING AS OF
  FEBRUARY 28, 1995)..............................................................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES C DEPOSITARY SHARES, CONVERTIBLE INTO CLASS E
  COMMON STOCK, LIQUIDATION PREFERENCE $50 PER SHARE, DIVIDENDS CUMULATIVE
  (31,880,600 DEPOSITARY SHARES OUTSTANDING AS OF FEBRUARY 28, 1995)..............   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES D 7.92% DEPOSITARY SHARES, STATED VALUE $25
  PER SHARE, DIVIDENDS CUMULATIVE (15,700,000 DEPOSITARY SHARES OUTSTANDING AS OF
  FEBRUARY 28, 1995)..............................................................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES G 9.12% DEPOSITARY SHARES, STATED VALUE $25
  PER SHARE, DIVIDENDS CUMULATIVE (23,000,000 DEPOSITARY SHARES OUTSTANDING AS OF
  FEBRUARY 28, 1995)..............................................................   NEW YORK STOCK EXCHANGE, INC.
$500,000,000 8 1/8% DEBENTURES DUE APRIL 15, 2016.................................   NEW YORK STOCK EXCHANGE, INC.

*ALSO LISTED ON THE CHICAGO STOCK EXCHANGE, INC., PACIFIC STOCK EXCHANGE, INC., AND PHILADELPHIA STOCK EXCHANGE, INC.

NOTE: THE $1 2/3 PAR VALUE COMMON STOCK OF THE REGISTRANT IS ALSO LISTED FOR TRADING ON:

           MONTREAL STOCK EXCHANGE.................................   MONTREAL, QUEBEC, CANADA
           TORONTO STOCK EXCHANGE..................................   TORONTO, ONTARIO, CANADA
           BORSE FRANKFURT AM MAIN.................................   FRANKFORT ON THE MAIN, GERMANY
           BORSE DUSSELDORF........................................   DUSSELDORF, GERMANY
           BOURSE DE BRUXELLES.....................................   BRUSSELS, BELGIUM
           COURTIERS EN VALEURS MOBILIERES.........................   PARIS, FRANCE
           THE STOCK EXCHANGE, LONDON..............................   LONDON, ENGLAND

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES  X .  NO    .
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. (X)

     THE AGGREGATE MARKET VALUE (BASED UPON THE AVERAGE OF THE HIGHEST AND LOWEST SALES PRICES ON THE COMPOSITE TAPE ON FEBRUARY 28, 1995) OF GENERAL MOTORS CORPORATION $1 2/3 PAR VALUE, CLASS E, AND CLASS H COMMON STOCKS HELD BY NONAFFILIATES ON FEBRUARY 28, 1995 WAS APPROXIMATELY $32,059.7 MILLION, $9,862.1 MILLION, AND $3,539.4 MILLION, RESPECTIVELY.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                    PART AND ITEM NUMBER OF FORM
                                                                                                10-K
                                    DOCUMENT                                          INTO WHICH INCORPORATED
- --------------------------------------------------------------------------------   ------------------------------
GENERAL MOTORS NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT FOR
  THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 26, 1995....................   PART III, ITEMS 10 THROUGH 13

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                THE CORPORATION

     General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is hereinafter sometimes referred to as the "Registrant" or the "Corporation" and, together with its subsidiaries, is hereinafter sometimes referred to as "General Motors" or "GM."

ITEM 1. BUSINESS

GENERAL

     The following information is incorporated herein by reference to the indicated pages in Part II:

                                         ITEM                                     PAGE
        -----------------------------------------------------------------------   -----
        Worldwide Wholesale Sales..............................................   II-51
        Employment and Payrolls................................................   II-53
        Note 18 of Notes to Financial Statements (Segment Reporting)...........   II-35

     While the major portion of the Corporation's operations is derived from the automotive products industry segment, GM also has financing and insurance operations and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks, and related parts and accessories. The financing and insurance operations assist in the merchandising of General Motors' products as well as other products. General Motors Acceptance Corporation (GMAC) and its subsidiaries offer financial services and certain types of insurance to dealers and customers. In addition, GMAC and its subsidiaries are engaged in mortgage banking and investment services. The other products segment consists of military vehicles, radar and weapon control systems, guided missile systems, and defense and commercial satellites; the design, installation, and operation of business information and telecommunication systems; as well as the design, development, and manufacture of locomotives.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United States and Canada and through distributors and dealers overseas. At December 31, 1994, there were approximately 9,200 General Motors motor vehicle dealers in the United States, 900 in other North America (Canada and Mexico), and approximately 5,500 outlets overseas.

BACKLOG OF ORDERS

     Shipments of General Motors' automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. GM Hughes Electronics Corporation had a $13.2 billion and $13.4 billion backlog of defense and commercial contracts at the end of 1994 and 1993, respectively.

RAW MATERIALS AND SERVICES

     General Motors purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect General Motors.

COMPETITIVE POSITION

     General Motors' principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, Chrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Fuji Heavy Industries, Ltd. (Subaru), Volkswagen A.G., Hyundai Motor Company, Ltd., Daimler-Benz A.G. (Mercedes), Bayerische Motoren Werke AG (BMW), and Volvo AB. All but Volkswagen and Daimler-Benz currently operate vehicle manufacturing facilities in the United States or Canada although Mercedes has announced plans to build an assembly plant in the United States. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Worldwide wholesale unit sales of General Motors passenger cars and trucks during the three years ended December 31, 1994 are summarized in Management's Discussion and Analysis in Part II.

     Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and General Motors' competitive position during the three years ended December 31, 1994 were as follows:

                                                                1994(1)     1993      1992
                                                                -------    ------    ------
                                                                   (UNITS IN THOUSANDS)
        Total industry registrations
          In the United States...............................    15,257    13,941    12,867
          In other North America(2)..........................     1,838     1,778     1,881
          In other countries.................................    31,802    30,806    31,288
                                                                -------    ------    ------
        Total industry registrations -- all countries........    48,897    46,525    46,036
                                                                =======    ======    ======

                                                                1994(1)      1993      1992
                                                                -------      ----      ----
                                                                (PERCENT OF TOTAL INDUSTRY)
        General Motors' registrations
          In the United States...............................      33%        33%       34%
          In other North America(2)..........................      28         27        27
          In other countries.................................       9          9         9
        Total General Motors' registrations -- all
          countries..........................................      17         18        18

- -------------------------
(1) Preliminary

(2) Includes Canada and Mexico.

     The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to General Motors' registrations includes units which are manufactured overseas by other companies and which are imported and sold by General Motors and affiliates.

RESEARCH AND DEVELOPMENT

     In 1994, General Motors spent $7,035.8 million for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using General Motors products. In addition, $1,495.7 million was spent for customer-sponsored activities, the majority of which were government related. Comparable data for 1993 were $6,029.9 million for company-sponsored activities and $1,340.3 million for customer-sponsored activities and for 1992, $5,916.9 million and $1,185.5 million, respectively.

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

     Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Tier 1" standards began phasing in for California vehicles in the 1993 model year and for Federal vehicles in the 1994 model year. The phase-in of these "Tier 1" standards will be completed by the 1997 model year.

     In addition to the Tier 1 standards is the CARB Low Emission Vehicle (LEV) Program that begins with the 1994 model year and defines requirements through model year 2003 and beyond. This program sets even more stringent exhaust emission standards for cars and trucks sold in California. General Motors will have to meet the LEV Program requirements by marketing a mix of vehicles complying with the Tier 1 standards, Transitional Low Emission Vehicles (TLEVs), Low Emission Vehicles (LEVs), Ultra-Low Emission Vehicles (ULEVs), or Zero Emission Vehicles (ZEVs). From model years 1998 to 2000, 2% of cars and small light-duty trucks (up to 3,750 lb Loaded Vehicle Weight) sold in California must be ZEVs. This requirement increases to 5% in 2001 and 10% in 2003 and thereafter.

     The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the Federal requirements and two states (New York and Massachusetts) have done so. In addition, the Ozone Transport Commission, representing twelve Northeast states and the District of Columbia, asked the EPA to impose the California LEV program requirements throughout the Northeast Ozone Transport Region (OTR). The EPA granted this request on January 24, 1995. This could mean that vehicles designed for the California LEV program, including ZEVs, would have to be offered for sale in that region of the country.

     In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, far more complex than those currently used to diagnose problems with emission control systems, will be required both Federally and in California effective with the 1996 model year. This new system has the potential of increasing warranty costs and the chance for recall.

     New evaporative emission control requirements for cars and trucks begin phasing in with the 1995 model year in California and the 1996 model year Federally. Systems will need to be further modified to accommodate Federal onboard refueling vapor recovery (ORVR) control standards. ORVR phases in on passenger cars in the 1998 through 2000 model years and on light-duty trucks in the 2001 through 2006 model years.

  Industrial Environmental Control

     General Motors is subject to various laws relating to the protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged. GM has recorded an accrued liability of $694 million at December 31, 1994 and $659 million at December 31, 1993 for worldwide environmental cleanup as summarized below:

          - GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The foreseeable total liability for 1995 and beyond for sites involving GM is estimated to be $223 million, which was recorded at December 31, 1994. This compares to $231 million at December 31, 1993.

          - For closed or closing plants owned by the Corporation, an estimated liability for environmental cleanup is typically recognized at the time the closure decision is made for actions which are not specifically required by regulations or government action but which serve to minimize future liability. Such liability, which is based on an environmental assessment of the plant property, is estimated at $141 million, which was recorded at December 31, 1994. This compares to $187 million at December 31, 1993.

          - GM is involved in cleanup actions at additional locations worldwide with a foreseeable liability of approximately $330 million, which was recorded at December 31, 1994. This compares to $241 million at December 31, 1993.

     Various state and Federal regulations require an owner/operator of hazardous waste management facilities to demonstrate annually that it can provide funds for closure and post-closure care of its hazardous waste management facilities (HWMFs). In most instances, GM demonstrates its financial liability by meeting a financial test established by the various regulations. In some cases, financial instruments must be used to comply with the financial assurance requirements. As of December 31, 1994, GM's financial assurance requirement to cover total closure, post-closure, and mandated liability coverage totaled $151.9 million ($124.9 million closure and post-closure costs and $27 million aggregated liability) for the HWMFs owned and/or operated by the Corporation. These costs will be incurred only when an HWMF is closed and only for the amount covered for the individual HWMF. The annual inflator used by the EPA is projected to be 1.53% for 1994 (this is applied to the closure and post-closure costs); therefore, the total financial assurance for 1995 to cover the closure and post-closure cost amounts is estimated to be approximately $126.8 million.

     Nuclear Regulatory Commission rules require the GM Technical Center Research Laboratories to demonstrate financial assurance for decommissioning certain licensed facilities in the amount of $155,440. The intent of this rule is to ensure that decommissioning will be accomplished in a safe and timely manner and that licensees will provide adequate funds to cover all costs associated with decommissioning.

     The capital cost impact of the Clean Air Act Amendments of 1990 on GM stationary sources will depend on the specific requirements of new state and Federal regulations which must be developed and implemented over the next 10 years. These regulations include operating permit programs, nitrogen oxide control programs, chloro-fluoro-carbon phase out, and hazardous air pollutant control programs. The estimated cost of these programs over the next 10-15 years is approximately $1 billion. Annual operating permit emission fees will be approximately $9 million, and the fees are expected to be fully effective in 1995.

     Expenditures by General Motors in the United States for industrial environmental control facilities during the three years ended December 31, 1994 were (in millions): 1994-$118; 1993-$186; and 1992-$150. The Corporation
currently estimates that future expenditures for industrial environmental control facilities through 1998 will be (in millions): 1995-$181; 1996-$114; 1997-$89; and 1998-$67. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

  Vehicular Noise Control

     The Federal Truck Regulation preempts all state/local noise regulations for trucks over 10,000 lb Gross Vehicle Weight Rating (GVWR). All jurisdictions regulating noise levels of school buses which are built on medium-duty truck chassis have adopted standards compatible with Federal regulations for medium-duty trucks. The Federal Truck Regulations contain label and owner's manual requirements.

     Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. The current standard for vehicles in these classes, 80 dB as measured at 50 feet, has been in effect since 1975. Since the end of 1991, manufacturers have the option of meeting the 80 dB light vehicle standard using the test protocol for vehicle exports as measured at 25 feet. This option must be renewed with some state/local jurisdictions beginning with the 1997 model year. Future implementation of more stringent exhaust emission regulations and more stringent fuel economy regulations will require an assessment of increased costs of noise control.

  Safety Affairs and Regulations

     Expenditures to maintain the operational safety, occupant protection, and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.

     A final rule allowing use of Daytime Running Lights (DRL) as an option was issued by the National Highway Traffic Safety Administration (NHTSA). As a result, GM has announced its intent to provide DRL starting in 1995 on selected models. It is believed that this feature will enhance the overall crash avoidance capability of GM vehicles thus reducing crashes and increasing product sales.

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

     A new government requirement for passenger car side impact protection was issued in 1990 affecting future model year cars. A phase-in of the new requirement began September 1, 1993. The NHTSA proposed that new dynamic side impact protection requirements be applied to light-duty trucks and vans. If a final rule which is similar to the proposal is promulgated, side structure and interior trim designs of future models will be affected.

     Regarding GM light-duty trucks and vans, a final rule required center high-mounted stop lamps by September 1, 1993. Also, head restraints are now required on all light-duty trucks and vans.

     A final rule covering roof crush resistance has also been issued by the NHTSA for light-duty trucks and vans that is more stringent than for passenger cars. This rule addresses vehicles with a GVWR less than or equal to 6,000 lb and was effective September 1, 1994.

     A final rule has been issued by NHTSA that extends the passenger car automatic restraint requirements to light-duty trucks and vans on a phased-in basis beginning September 1, 1994.

     Lastly, a final rule has been issued by NHTSA that will require air bags be the only means used to meet the automatic restraint requirements for passenger cars and light-duty trucks and vans on a phased-in basis beginning September 1, 1996.

     The NHTSA currently is considering the effects of fuel system crash integrity requirements of the Federal Motor Vehicle Safety Standard (FMVSS)
(301). If any of the considerations ultimately are adopted as final rules, some undetermined redesign, cost, and weight increase could be expected for most of GM's vehicles. See Item 3, Legal Proceedings, Other Matters.

     With the passage of the Anti-Car Theft Act of 1992, implementation costs for the 1993 calendar year affected approximately 22 passenger car assembly plants and 9 light-duty truck plants. For the affected truck plants, the major expenditures were for new label printer installations and additional stamping equipment. Both passenger car and truck plants affected will probably require some extra tooling to accommodate full VIN-stamping on the frame of each vehicle and noise-pollution reduction facilities to alleviate noise associated with VIN-stamping operations.

     A bill has been introduced into Congress by Representative Danforth that would change the current Federal bumper impact requirement from 2.5 mph to 5 mph. The bill also calls for labeling that would define bumper performance. This bill may have an effect on future GM products that are designed to meet the existing FMVSS requirements. Additionally, performance labeling may cause additional testing that will lead to increased costs. This legislation also proposes to extend the requirement to minivans.

AUTOMOTIVE FUEL ECONOMY

     The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the General Motors 1994 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 27.4 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 1995 model year passenger cars is projected at 27.2 mpg versus the standard of 27.5 mpg. The projected shortfalls for 1993 through 1995 will be offset by credits projected to be earned in future model years.

     Fuel economy standards for light-duty trucks became effective in 1979. General Motors' CAFE fleet average for the 1994 model year is projected to be
19.9 mpg versus the standard of 20.5 mpg. For the 1995 model year, GM's truck CAFE is projected to be 20.0 mpg versus a standard of 20.6 mpg. The shortfall for 1994 will be partially offset by credits earned in 1991 and 1992. It is expected that the remaining 1994 shortfall and the 1995 shortfall will be offset by credits from future model years. However, the exact amount cannot be determined because standards have not been set beyond 1997.

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

SEGMENT REPORTING DATA

     Industry segment and geographic segment data for 1994, 1993, and 1992 are summarized in Note 18 of Notes to Financial Statements in Part II.

                                     ******

     The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2. PROPERTIES

     The Corporation, excluding General Motors Acceptance Corporation, has 295 locations operating in 37 states and 171 cities in the United States. Of these, 25 are engaged in the final assembly of GM cars and trucks; 26 are service parts operations responsible for distribution or warehousing; 13 are associated with Electronic Data Systems Corporation as large information processing centers; 36 major plants, offices, and research facilities relate to the operations of Hughes Aircraft Company; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 51 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Austria, Belgium, and Spain.

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

ITEM 3. LEGAL PROCEEDINGS

     Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation is a party as of December 31, 1994 are summarized on the following pages. Reference should also be made to
Note 21 of notes to financial statements in Part II.

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

                                      * *

     On March 12, 1991, the Region II office of the Environmental Protection Agency (EPA) issued a Civil Administrative Complaint alleging that the plant operated by GM's Central Foundry Division (now part of the GM Powertrain Division) in Massena, New York had improperly disposed of polychlorinated biphenyl contaminated sludge during the period February 1984 through October 1987. The complaint seeks a fine of $14,176,000. GM believes that its disposal practices at Massena were in general compliance with applicable rules and regulations.

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

                                      * *

     On November 25, 1994, GM was notified that the U.S. EPA has requested that the U.S. Department of Justice (DOJ) commence a civil action against GM for injunctive relief and civil penalties for alleged violation of vehicle emissions standards and certification procedures under the Clean Air Act with respect to several recent model year vehicles and engines produced by GM's North American Automotive Operations (NAO). No claim has been filed and GM and DOJ/EPA have agreed to toll the running of any deadlines for filing claims through February 12, 1995 in order to avoid litigation and promote opportunities for settlement. DOJ/EPA have not specified the nature of any injunctive relief for the amount of civil penalties the government might seek. GM believes that the subject vehicles and engines were produced in compliance with the Clean Air Act.

                                      * *

OTHER MATTERS

     Two suits, denominated by plaintiffs as class actions, were filed in Delaware Chancery Court, Stephen A. Solomon v. General Motors Corporation, et al., on May 13, 1994 and TRV Holding Company v. General Motors Corporation, et al., on May 18, 1994. Both actions purport to be brought on behalf of holders of Class E common stock against the Corporation and its directors. The complaints make essentially the same allegations, namely, that defendants have breached and are continuing to breach their fiduciary duties to holders of Class E common stock by, among other things, planning and announcing a contribution of Class E common stock to the Corporation's U.S. Hourly-Rate Pension Plan, which plan and announcement were allegedly made for the purpose of -- setting the stage for GM's disposition of Electronic Data Systems Corporation (EDS) assets in a manner which will deprive holders of Class E common stock of the full value of their shares, and -- artificially capping the market price of Class E common stock to limit the price to be paid to holders of Class E common stock in connection with plaintiff's alleged design on behalf of GM to either sell EDS assets or tender for Class E common stock. The complaints seek monetary damages and an injunction to enjoin GM from contributing Class E common stock to its U.S. Hourly-Rate Pension Plan. The contribution of Class E common stock to GM's U.S. Hourly-Rate Pension Plan is described by GM under Item 2 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994. GM believes the suits are without merit, intends to defend them vigorously, and does not believe that they will materially interfere with the Corporation's plan to complete the contribution of Class E common stock.

                                      * *

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

                                      * *

     In September 1973, Hughes Aircraft Company (Hughes) filed suit against the U.S. Government in the U.S. Court of Claims seeking reasonable and entire compensation for the unauthorized manufacture or use by the United States of the invention claimed in a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. In late 1983, the United States Court of Appeals for the Federal Circuit (the U.S. Court with appellate jurisdiction for patent cases) ruled that the Williams Patent was valid and that the Government had infringed that patent. The compensation which Hughes is entitled to recover as a result of the Government's infringement is now being determined by the U.S. Court of Claims, as well as whether additional U.S. Government satellites also infringe.

     The trial concluded in December 1988. Hughes contends that its recovery should be calculated in accordance with either of two methods for computing delay compensation and introduced evidence to support an award of approximately $4.8 billion or $1.5 billion depending upon the methods used. The Government sought to demonstrate to the Court that any damages awarded to Hughes in this case should not exceed $20-30 million. In August 1993, the Court determined that approximately $4 billion in satellite purchases infringed the patent. On June 17, 1994, the Court issued a decision awarding Hughes damages of $114 million. Hughes believes that the record supports a higher royalty rate, and, accordingly, on August 3, 1994 filed a notice of appeal pursuant to which Hughes will be seeking a higher award. Hughes is unable to estimate the duration of these appeal efforts.

                                      * *

     On August 21, 1992, EDS filed a breach of contract suit against the State of Florida (the "State") in the Circuit Court of the Second Judicial Circuit in Leon County, Florida, seeking recovery under various counts of more than $46 million in payment for unpaid computer equipment and information technology services. The suit arises out of a 1989 contract entered into between EDS and the Department of Health and Rehabilitative Services ("DHRS") of the State of Florida under which EDS had agreed to provide an information management system to the DHRS that would integrate its offices and computer programs statewide. EDS completed the system and turned it over to the Department in May 1992. On September 21, 1993, the State filed an Answer and Counterclaims, alleging principally breach of contract and breach of warranty. Under various counts, the State is requesting approximately $90 million in damages and approximately $140 million in indemnification for potential liability of the State to the Federal government. EDS and the State have agreed to resolve this matter through a final and binding Alternative Dispute Resolution process (ADR) which commenced on January 5, 1995. The ADR judge will make recommendations to the Circuit Court with respect to the final judgment that should be entered. Other than submitting exceptions to the Circuit Court prior to its consideration and adoption of the recommendations, there is no appeal. The parties have submitted motions for summary judgment to the ADR judge and, at this point, the ADR judge has recommended that summary judgments in the amount of approximately $27.5 million be awarded to EDS. Although the Circuit Court has refused to enter final judgment on these claims before the entire matter is resolved, it noted that DHRS had not filed exceptions to the recommendations and therefore entry of judgment on these claims appears likely.

     EDS management believes that it has strong and meritorious defenses to any counterclaims which the State may assert and intends to defend itself vigorously while continuing to pursue recovery against the State under the claims which it has filed.

                                      * *

     Several actions seeking compensatory and punitive damages in unspecified amounts have been filed against Hughes by plaintiffs alleging that they suffered injuries as a result of the migration into the Tucson, Arizona water supply of toxic substances that were disposed of at a facility owned by the United States Government which Hughes operates under a contract with the U.S. Air Force. These actions include a class action filed in Arizona State Court, Cordova v. Hughes Aircraft Company (formerly Bahrs, et al. v. Hughes Aircraft Company, et al. (Super. Ct. Pima County)), an individual action filed on behalf of approximately 500 plaintiffs in Federal District Court in Arizona, Yslaja v. Hughes Aircraft Company (formerly Acevedo, et al. v. Hughes Aircraft Company), and a class action filed in Federal District Court in Arizona, Lanier v. Hughes Aircraft Company. Other governmental and private entities are known to have also been the source of toxic substances which may have migrated into the Tucson water supply. Hughes believes that it has strong defenses to the claims asserted against it and that it may have claims for contribution against the other entities.

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

     Contracts under which Hughes has operated the Air Force facility contain provisions under which indemnification from the Air Force may be provided for certain liabilities which Hughes may incur in connection with its operation of the facility to the extent such liabilities are not covered by insurance. Hughes intends to prosecute all appropriate claims it may have for insurance coverage and, if necessary, to pursue all appropriate claims for indemnification or contribution relating to the actions described above.

                                      * *

     In December 1992, the National Highway Traffic Safety Administration (NHTSA) of the U.S. Department of Transportation (DOT), granting a petition previously filed by the Center for Auto Safety and Public Citizen, opened an investigation to determine whether 1973-1987 model Chevrolet and GMC full-size pickup trucks contain a safety defect resulting in an unreasonably high incidence of fuel-fed fires in side impact collisions. NHTSA emphasized then and has repeated that granting the petition does not indicate that the agency has determined that a safety-related defect exists in these vehicles.

     On April 9, 1993, NHTSA made an informal request of GM that it voluntarily conduct a safety-related recall campaign on the vehicles. Although in its April 9, 1993 letter, NHTSA stated that its Office of Defects Investigation "believes that GM's fuel tank system in the subject vehicles contains a defect that relates to motor vehicle safety", it nevertheless stated that "this recommendation to conduct a safety recall does not reflect a formal conclusion by the agency, . . . should not be confused with an Initial or Final Determination of a safety defect pursuant to . . . the National Traffic and Motor Vehicle Safety Act, . . . (and) should (not) be confused with a recall order . . . " A recall order can only be issued by the agency if it makes a Final Determination (which it has not done in this case) that a defect exists which presents an unreasonable risk to motor vehicle safety.

     On April 30, 1993, in a written response to NHTSA's letter of April 9, 1993, General Motors stated that based upon its evaluation of the data which NHTSA had then made available to GM as having been the basis for requesting the voluntary recall in its letter, General Motors continued to believe that its 1973-1987 pickup trucks are neither defective nor present an unreasonable risk, and that consequently no safety recall of such trucks is warranted. General Motors stated that it remained strongly of this view, and intended to press its position vigorously while continuing to cooperate with NHTSA's investigative efforts.

     On October 17, 1994, the Secretary of Transportation, Federico Pena, (the Secretary), announced his initial decision that a safety-related defect exists in 1971-91 GM C/K pickup trucks having side-mounted fuel tanks. In his announcement, it was indicated that his final decision as to whether a safety-related defect exists or to close the investigation, would be made after a public meeting scheduled for December 6, 1994. In an October 31, 1994 letter to DOT, GM offered to treat the Secretary's October 17 decision as his final decision and order for the purposes of allowing DOT to proceed directly and promptly to Federal court, in order that the matter might be resolved in a judicial forum.

     On November 17, 1994, General Motors filed suit against the Secretary, DOT, and NHTSA in the U.S. District Court for the Eastern District of Michigan. In that action, GM requested a declaratory judgment and injunctive relief vacating the Secretary's initial decision of October 17, 1994 (that the C/K pickup trucks contain a defect related to motor vehicle safety) and enjoining the defendants from taking any further action to compel a recall of the C/K pickup trucks.

     On December 2, 1994, the Secretary announced that a comprehensive settlement had been agreed to between the Government and General Motors with respect to the Government investigation, the Government attempt to compel a GM recall of the C/K pickup trucks, and the suit filed by General Motors on November 17, 1994. Under this settlement, both General Motors and the Government commit to provide funding for certain national highway safety programs. Specifically, General Motors will fund over $51 million and the Government an additional $27 million toward certain highway safety programs during the next five years. The settlement agreement further provides that the Government's C/K pickup truck investigation will be closed, recall efforts terminated, and GM's lawsuit dismissed.

     General Motors will continue to cooperate with the Government in its efforts to enhance the applicable Federal safety standard for vehicle fuel system integrity. GM presently plans to make its expenditures pursuant to the settlement in research (focusing on fire safety, burn and trauma injuries, driver impairment, and crash dummies) and in the areas of public education, computer modeling, and child safety seats.

     Throughout the investigation and settlement, GM has consistently maintained that there is no basis for a determination by the Secretary of Transportation or any other party that the trucks' side-mounted fuel tanks are in violation of Federal safety standards or that a safety-related defect exists with respect to such tanks. GM remains prepared to defend the safety of the trucks in any court.

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

     In July 1993, a nationwide class action settlement of the C/K pickup truck class actions was submitted to the Pennsylvania Federal court and a state court in Texas. After notice of the proposed settlement was sent to 6.3 million registered owners, the Pennsylvania and Texas courts held hearings to determine if the settlement was fair, reasonable and adequate. Both courts subsequently entered orders giving final approval of the settlement. Certain objectors filed appeals of those approvals to the U.S. Third Circuit Court of Appeals and a Texas State Court of Appeals. The Texas Court of Appeals in Texarkana on June 22, 1994 reversed the approval of the settlement affecting Texas residents. GM appealed that reversal before the Texas Supreme Court and that Court granted leave to proceed with the appeal. GM believes that it has a sound basis for prevailing in its appeal.

     The Philadelphia Federal Court approval of substantially the same settlement is on appeal in the U.S. Third Circuit Court of Appeals and after argument before the Court of Appeals for the Third Circuit in August of 1994, that appeal is still pending.

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

                                      * *

     On June 1, 1994, the Corporation was informed by prosecutors with the U.S. Department of Justice ("DOJ") that the Corporation's wholly-owned subsidiary, Delco Electronics Corporation ("Delco Electronics"), is a target for criminal prosecution and subject to civil suit in connection with allegations that Delco Electronics is responsible for the transportation of hazardous wastes from its Maquiladora plant in Reynosa, Mexico into the United States. The related Government investigation is focused on four shipments of recyclable waste solvents during the period 1987-1990 which allegedly violated the U.S. Resource Conservation and Recovery Act ("RCRA") and the treaty with Mexico which established the Maquiladora industry. Representatives of the DOJ have not indicated what fines, penalties, or other damages they may seek to recover in their continued pursuit of this matter. Based on its own investigation, Delco Electronics believes it has strong defenses to any criminal prosecution and will defend itself vigorously.

                                      * *

     On October 24, 1994, a jury sitting in two cases consolidated for trial in the California Superior Court for the County of Los Angeles, both of which cases had been brought by individual plaintiffs, Jeffrey Lane v. Hughes Aircraft Company and David Villalpando v. Hughes Aircraft Company, rendered verdicts resulting in an aggregate award against Hughes in the amount of $89.5 million. $80 million of the award was for punitive damages and the remainder was for emotional distress and lost wages and benefits. One plaintiff alleged racial discrimination by Hughes with respect to pay and promotion, and both plaintiffs alleged retaliation by Hughes. Hughes vigorously denied plaintiffs' allegations. On December 15, 1994, Superior Court Judge Malcolm H. Mackey granted Hughes' motion for judgment in its favor notwithstanding the verdict, overturning the entire $89.5 million judgment against Hughes. The court also granted Hughes' alternative motion for an order for a new trial in the event that a court of appeals reverses Judge Mackey's ruling in favor of Hughes.

                                      * *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable (N/A).

                                     * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             CROSS REFERENCE SHEET

                     10-K ITEM                              PAGE (AND CAPTION) IN PART II
                     ---------                              ------------------------------
5.   Market for Registrant's Common Equity and
       Related Stockholder Matters
       (a) Market information.......................  II-45 -- Selected Quarterly Data
       (b) Approximate number of holders of
            common stocks...........................  II-45 -- Selected Quarterly Data
       (c) Dividends
            (1) History.............................  II-45 -- Selected Quarterly Data
            (2) Policy..............................  II-22 -- Dividends on Common Stocks
6.   Selected Financial Data........................  II-47 -- Selected Financial Data
7.   Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations...................................  II-50 -- Management's Discussion and
                                                               Analysis
8.   Financial Statements and Supplementary Data....  II-2 --  Responsibilities for Consolidated
                                                               Financial Statements
                                                      II-3 --  Independent Auditors' Report
                                                      II-4 --  Statement of Consolidated
                                                               Operations for the Years Ended December
                                                               31, 1994, 1993, and 1992
                                                      II-5 --  Consolidated Balance Sheet,
                                                               December 31, 1994 and 1993
                                                      II-6 --  Statement of Consolidated Cash
                                                               Flows for the Years Ended December 3l,
                                                               1994, 1993, and 1992
                                                      II-8 --  Notes to Financial Statements
                                                      II-44 -- Selected Quarterly Data
9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure.......  None

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

     Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Corporation and its subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards which comprehend the consideration of internal accounting controls and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

     The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1994 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

/s/ John F. Smith, Jr.                           /s/ J. Michael Losh
- ---------------------------------------------    ---------------------------------------------
John F. Smith, Jr.                               J. Michael Losh
Chief Executive Officer and President            Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

General Motors Corporation,
its Directors, and Stockholders:

     We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1994 and 1993 and the related Statements of Consolidated Operations and Consolidated Cash Flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, effective January 1, 1994 the Corporation changed its methods of accounting for postemployment benefits and certain investments in debt and equity securities. Also, as discussed in Notes 1 and 5 to the financial statements, effective January 1, 1992 the Corporation changed its method of accounting for postretirement benefits other than pensions and its revenue recognition policy for a subsidiary.

/s/ DELOITTE & TOUCHE LLP
- ------------------------------------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 30, 1995

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1994          1993          1992
                                                             ----------    ----------    ----------
                                                                      (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE AMOUNTS)
Net Sales and Revenues (Note 1)
Manufactured products......................................  $134,759.8    $119,686.3    $113,323.9
Financial services.........................................     9,418.8       8,752.0      10,402.1
Computer systems services..................................     6,412.9       5,183.6       4,806.7
Other income (Note 2)......................................     4,359.7       4,597.6       3,709.5
                                                             ----------    ----------    ----------
     Total Net Sales and Revenues..........................   154,951.2     138,219.5     132,242.2
                                                             ----------    ----------    ----------
Costs and Expenses
Cost of sales and other operating charges, exclusive of
  items listed below.......................................   117,220.5     106,421.9     105,248.4
Selling, general, and administrative expenses..............    12,233.7      11,531.9      11,232.2
Interest expense (Note 15).................................     5,431.9       5,673.7       7,096.8
Depreciation of real estate, plants, and equipment
  (Note 1).................................................     7,124.4       6,576.3       6,144.8
Amortization of special tools (Note 1).....................     2,900.7       2,535.3       2,504.0
Amortization of intangible assets (Notes 1 and 14).........       226.2         330.4         310.2
Other deductions (Note 2)..................................     1,460.5       1,624.7       1,801.9
Special provision for scheduled plant closings and other
  restructurings (Note 6)..................................          --         950.0       1,237.0
                                                             ----------    ----------    ----------
     Total Costs and Expenses..............................   146,597.9     135,644.2     135,575.3
                                                             ----------    ----------    ----------
Income (Loss) before Income Taxes..........................     8,353.3       2,575.3      (3,333.1)
United States, foreign, and other income taxes (credit)
  (Note 8).................................................     2,694.6         109.5        (712.5)
                                                             ----------    ----------    ----------
Income (Loss) before cumulative effect of accounting
  changes..................................................     5,658.7       2,465.8      (2,620.6)
Cumulative effect of accounting changes (Notes 1 and 5)....      (758.1)           --     (20,877.7)
                                                             ----------    ----------    ----------
Net Income (Loss)..........................................     4,900.6       2,465.8     (23,498.3)
Dividends and accumulation of redemption value on
  preferred and preference stocks (Note 17)................       320.7         356.8         306.3
                                                             ----------    ----------    ----------
Income (Loss) on Common Stocks.............................  $  4,579.9    $  2,109.0    $(23,804.6)
                                                             ==========    ==========    ==========
Earnings (Loss) Attributable to Common Stocks
  $1 2/3 par value before cumulative effect of accounting
     changes...............................................  $  4,645.2    $  1,537.3    $ (3,220.6)
  Cumulative effect of accounting changes (Notes 1
     and 5)................................................      (751.3)           --     (20,720.1)
                                                             ----------    ----------    ----------
  Net earnings (loss) attributable to $1 2/3 par value.....  $  3,893.9    $  1,537.3    $(23,940.7)
                                                             ==========    ==========    ==========
  Net earnings attributable to Class E.....................  $    444.4    $    367.2    $    278.4
                                                             ==========    ==========    ==========
  Class H before cumulative effect of accounting changes...  $    248.4    $    204.5    $     15.3
  Cumulative effect of accounting changes (Notes 1 and
     5)....................................................        (6.8)           --        (157.6)
                                                             ----------    ----------    ----------
  Net earnings (loss) attributable to Class H..............  $    241.6    $    204.5    $   (142.3)
                                                             ==========    ==========    ==========
Average number of shares of common stocks outstanding
(in millions)
  $1 2/3 par value.........................................       741.3         710.2         670.5
  Class E..................................................       260.3         243.0         209.1
  Class H..................................................        92.1          88.6          75.3
Earnings (Loss) Per Share Attributable to Common Stocks
  (Note 9)
  $1 2/3 par value before cumulative effect of accounting
     changes...............................................  $     6.20    $     2.13    $    (4.85)
  Cumulative effect of accounting changes (Notes 1 and
     5)....................................................       (1.05)           --        (33.43)
                                                             ----------    ----------    ----------
  Net earnings (loss) attributable to $1 2/3 par value.....  $     5.15    $     2.13    $   (38.28)
                                                             ==========    ==========    ==========
  Net earnings attributable to Class E.....................  $     1.71    $     1.51    $     1.33
                                                             ==========    ==========    ==========
  Class H before cumulative effect of accounting changes...  $     2.70    $     2.30    $    (0.11)
  Cumulative effect of accounting changes (Notes 1 and
     5)....................................................       (0.08)           --         (2.18)
                                                             ----------    ----------    ----------
  Net earnings (loss) attributable to Class H..............  $     2.62    $     2.30    $    (2.29)
                                                             ==========    ==========    ==========

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                  1994             1993
                                                                               ----------       ----------
                                                                                  (DOLLARS IN MILLIONS
                                                                                EXCEPT PER SHARE AMOUNTS)
ASSETS
Cash and cash equivalents (Note 1)..........................................   $ 10,939.0       $ 13,790.5
Other marketable securities.................................................      5,136.6          4,172.2
                                                                               ----------       ----------
    Total cash and marketable securities....................................     16,075.6         17,962.7
                                                                               ----------       ----------
Finance receivables -- net (Note 10)........................................     54,077.3         53,874.7
Accounts and notes receivable (less allowances).............................      8,977.8          6,389.2
Inventories (less allowances) (Note 12).....................................     10,127.8          8,615.1
Contracts in process (less advances and progress payments of $2,311.2 and
  $2,739.2) (Note 1)........................................................      2,265.4          2,376.8
Net equipment on operating leases (less accumulated depreciation of $5,374.7
  and $4,579.6).............................................................     20,061.6         13,095.3
Deferred income taxes (Note 8)..............................................     19,693.3         20,798.1
Other assets (less allowances)..............................................     20,625.5         17,757.3
Property (Note 1)
  Real estate, plants, and equipment -- at cost (Note 13)...................     69,807.9         67,966.4
  Less accumulated depreciation.............................................     42,586.4         41,725.5
    Net real estate, plants, and equipment..................................     27,221.5         26,240.9
  Special tools -- at cost (less amortization)..............................      7,559.1          7,983.9
                                                                               ----------       ----------
      Total property........................................................     34,780.6         34,224.8
                                                                               ----------       ----------
Intangible assets -- at cost (less amortization) (Notes 1 and 14)...........     11,913.8         13,106.9
                                                                               ----------       ----------
      Total Assets..........................................................   $198,598.7       $188,200.9
                                                                               ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable (principally trade)........................................   $ 11,635.0       $ 10,276.5
Notes and loans payable (Note 15)...........................................     73,730.2         70,441.2
United States, foreign, and other income taxes -- deferred and payable (Note
  8)........................................................................      2,721.0          2,409.3
Postretirement benefits other than pensions (Note 5)........................     40,018.2         37,920.0
Pensions (Note 4)...........................................................     14,353.2         22,631.6
Other liabilities and deferred credits (Note 16)............................     42,867.3         38,474.8
                                                                               ----------       ----------
      Total Liabilities.....................................................    185,324.9        182,153.4
                                                                               ----------       ----------
Stocks Subject to Repurchase (Note 17)......................................        450.0            450.0
                                                                               ----------       ----------
Stockholders' Equity (Notes 3 and 17)
Preference stocks...........................................................          2.4              4.2
Common stocks
  $1 2/3 par value (issued, 754,345,782 and 720,105,471 shares).............      1,257.2          1,200.2
  Class E (issued, 268,125,255 and 263,089,320 shares)......................         26.8             26.3
  Class H (issued, 78,720,022 and 75,705,433 shares)........................          7.9              7.6
Capital surplus (principally additional paid-in capital)....................     13,149.4         12,003.4
Net income retained for use in the business (accumulated deficit)...........      1,785.8         (2,002.9)
                                                                               ----------       ----------
      Subtotal..............................................................     16,229.5         11,238.8
Minimum pension liability adjustment (Note 4)...............................     (3,548.4)        (5,311.2)
Accumulated foreign currency translation adjustments........................       (100.4)          (494.4)
Net unrealized gains on investments in certain debt and equity securities
  (Note 1)..................................................................        243.1            164.3
                                                                               ----------       ----------
      Total Stockholders' Equity............................................     12,823.8          5,597.5
                                                                               ----------       ----------
      Total Liabilities and Stockholders' Equity............................   $198,598.7       $188,200.9
                                                                               ==========       ==========

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities
  Income (Loss) before cumulative effect of accounting
     changes................................................   $ 5,658.7    $ 2,465.8    $(2,620.6)
  Adjustments to reconcile income (loss) before cumulative
     effect of accounting changes to net cash provided by
     operating activities
     Depreciation of real estate, plants, and equipment.....     3,688.7      3,682.7      3,646.3
     Depreciation of equipment on operating leases..........     3,435.7      2,893.6      2,498.5
     Amortization of special tools..........................     2,900.7      2,535.3      2,504.0
     Amortization of intangible assets......................       226.2        330.4        310.2
     Amortization of discount and issuance costs on debt
       issues...............................................        71.3         90.5        118.1
     Provision for financing losses.........................       177.3        300.8        371.0
     Special provision for scheduled plant closings and
       other restructurings.................................          --        950.0      1,237.0
     Provision for inventory allowances.....................        53.1         44.1         28.5
     Pension expense, net of cash contributions.............    (5,096.1)    (1,548.2)       273.4
     Pre-tax (gain) loss on sales of various assets.........       (17.6)       305.6       (162.8)
     Write-down of investment in National Car Rental System
       Inc..................................................          --           --        813.2
     Provision for ongoing postretirement benefits other
       than pensions, net of cash payments..................     2,252.6      2,396.7      2,198.8
     Origination and purchase of mortgage loans.............   (10,135.7)   (21,583.7)   (17,232.9)
     Proceeds on sale of mortgage loans.....................    10,719.2     22,309.5     16,859.0
     Change in other investments, miscellaneous assets,
       deferred credits, etc................................    (1,628.2)       340.2       (523.4)
     Change in other operating assets and liabilities
       Accounts receivable..................................    (2,582.1)      (480.9)        34.7
       Inventories*.........................................    (1,750.3)       240.3        886.4
       Prepaid expenses and other deferred charges..........      (725.5)        60.2       (399.3)
       Deferred taxes and income taxes payable*.............       903.8     (1,512.8)    (2,131.8)
       Other liabilities*...................................     2,683.5       (189.3)     1,181.3
       Other*...............................................     1,113.4      1,115.6       (123.4)
                                                               ---------    ---------    ---------
Net Cash Provided by Operating Activities...................   $11,948.7    $14,746.4    $ 9,766.2
                                                               ---------    ---------    ---------

- -------------------------
  Certain amounts for 1993 and 1992 have been reclassified to conform with 1994 classifications.

* Excluding effect of accounting changes.

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED CASH FLOWS -- CONCLUDED

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1994           1993           1992
                                                         -----------    -----------    -----------
                                                                   (DOLLARS IN MILLIONS)
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired.......   $    (246.6)   $    (232.4)   $    (134.7)
  Expenditures for real estate, plants, and
     equipment........................................      (4,883.7)      (3,822.1)      (4,336.7)
  Expenditures for special tools......................      (2,341.4)      (2,648.6)      (2,252.9)
  Proceeds from disposals of real estate, plants, and
     equipment........................................         351.0          534.9          229.0
  Proceeds from sale and leaseback of capital
     assets...........................................            --             --          654.9
  Proceeds from the sale of various assets............         518.4          231.5          162.8
  Change in other investing assets
     Investments in other marketable securities --
       acquisitions...................................     (14,482.3)     (13,545.4)     (14,408.8)
     Investments in other marketable securities --
       liquidations...................................      13,906.0       13,377.0       14,129.3
     Finance receivables -- acquisitions..............    (156,579.8)    (103,396.3)    (120,829.8)
     Finance receivables -- liquidations..............     137,598.4       92,808.6      119,453.1
     Finance receivables -- other.....................         610.6        8,528.3        1,895.5
     Proceeds from sales of finance receivables.......      18,800.0       13,072.2       11,201.8
     Notes receivable.................................         101.9         (102.3)           2.0
     Operating leases -- net..........................     (10,239.8)      (4,887.7)      (4,222.7)
     Other............................................        (612.5)         449.1          224.7
                                                         -----------    -----------    -----------
Net Cash Provided by (Used in) Investing Activities...     (17,499.8)         366.8        1,767.5
                                                         -----------    -----------    -----------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term loans
     payable..........................................       3,877.7       (4,278.3)     (11,512.1)
  Increase in long-term debt..........................      12,997.4        9,634.7       18,886.4
  Decrease in long-term debt..........................     (14,259.9)     (17,029.6)     (17,907.0)
  Redemption of Series H preference stocks............            --             --         (243.9)
  Redemption of Howard Hughes Medical Institute
     put options......................................            --         (315.0)        (300.0)
  Repurchases of common and preferred stocks..........            --         (265.6)          (7.2)
  Proceeds from issuing common and preference
     stocks...........................................       1,184.9          860.2        5,555.7
  Cash dividends paid to stockholders.................      (1,111.9)      (1,083.9)      (1,376.8)
                                                         -----------    -----------    -----------
Net Cash Provided by (Used in) Financing Activities...       2,688.2      (12,477.5)      (6,904.9)
                                                         -----------    -----------    -----------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents.........................................          11.4           76.2           58.1
                                                         -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents.........................................      (2,851.5)       2,711.9        4,686.9
Cash and cash equivalents at beginning of the year....      13,790.5       11,078.6        6,391.7
                                                         -----------    -----------    -----------
Cash and cash equivalents at end of the year..........   $  10,939.0    $  13,790.5    $  11,078.6
                                                          ==========     ==========     ==========

- -------------------------
Certain amounts for 1993 and 1992 have been reclassified to conform with 1994 classifications.
Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

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

     Certain sales under long-term contracts, primarily in the defense business, are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Effective January 1, 1992, Hughes Aircraft Company (Hughes) changed its revenue recognition policy for certain commercial businesses from the cost-to-cost method commonly followed by defense contractors to the units-of-delivery method which is more appropriate for a commercial business. The unfavorable cumulative effect of this change was $40.0 million, or $0.05 per share of $1 2/3 par value and $0.10 per share of Class H common stock.

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

     Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. Acquisition costs associated with direct mail programs are amortized over a three year period. The liability for losses and claims includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

ALLOWANCE FOR FINANCING LOSSES

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

not been effected, losses are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

     Nonretail finance receivables are reduced to the estimated fair value of collateral when determined to be impaired or uncollectible.

CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

     Supplemental disclosure of cash flow information is as follows:

                                                                    1994        1993        1992
                                                                  --------    --------    --------
                                                                       (DOLLARS IN MILLIONS)
Cash paid during the years for
  Interest.....................................................   $5,499.3    $5,938.0    $7,410.4
  Income taxes.................................................    2,045.8     1,545.7     1,608.5

     With respect to noncash transactions, 18.8 million and 15.2 million shares of $1 2/3 par value common stock were contributed to the U.S. pension plans in 1993 and 1992, respectively, and 21.5 million shares of Class H common stock were issued to General Dynamics Corporation (GD) for the purchase of its missile business in 1992. The 1993 contribution of $1 2/3 par value shares consisted of shares sold to the Corporation from individual employee accounts in various stock savings plans of the Corporation. Also, the Corporation entered capital lease agreements totaling $25.0 million, $13.7 million, and $76.0 million, in 1994, 1993, and 1992, respectively.

CONTRACTS IN PROCESS

     Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development, and selling expenses, are charged to costs and expenses when incurred. Under certain contracts with the U.S. Government, progress payments are received based on costs incurred on the respective contracts. Title to the inventories related to such contracts (included in contracts in process) vests with the U.S. Government.

DEPRECIATION AND AMORTIZATION

     Depreciation is provided based on estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.

     The cost of each leasehold improvement is amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account and charged to costs and expenses. Depreciation on capitalized leases with a term of five years or less is provided using the straight-line method; leases with a term in excess of five years are depreciated using the foregoing accelerated methods.

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

net book value and the proceeds of sale or salvage on items disposed of is included in income as a charge against or credit to the provision for depreciation.

PRODUCT-RELATED EXPENSES

     Expenditures for advertising and sales promotion and for other product-related expenses are charged to costs and expenses as incurred; provisions for estimated costs related to product warranty are made at the time the products are sold. Expenditures for advertising amounted to $2,805.9 million in 1994, $2,574.4 million in 1993, and $2,414.1 million in 1992. Expenditures for research and development are charged to expenses as incurred and amounted to $7,035.8 million in 1994, $6,029.9 million in 1993, and $5,916.9 million in
1992.

FOREIGN CURRENCY TRANSLATION

     Exchange and translation gains (losses) on an after-tax basis included in consolidated operating results in 1994, 1993, and 1992 amounted to $206.9 million, $189.0 million, and ($169.0) million, respectively.

INTANGIBLE ASSETS

     The Corporation periodically evaluates the recoverability of goodwill and other intangible assets, by assessing whether the unamortized intangible asset can be recovered over its remaining life through cash flows generated by underlying tangible assets.

FINANCIAL INSTRUMENTS

     The Corporation is party to a variety of foreign exchange and interest rate forward contracts and options entered into in connection with GM and its consolidated subsidiaries' management of its exposure to fluctuations in foreign exchange rates and interest rates.

     Foreign exchange forward contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Other such foreign exchange contracts and options are marked to market on a current basis.

     Interest rate forward contracts used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap. Open interest rate forward contracts are reviewed regularly to ensure that they remain effective. Written options (including swaptions and interest rate caps and collars) are marked to market on a current basis.

     The Corporation also enters into commodity forward contracts and options contracts. Since the Corporation has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments. Commodity forward contracts and options are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm or anticipated commodity purchase contracts.

ENVIRONMENTAL LIABILITIES

     The Corporation recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such obligations are generally not subject to insurance coverage.

     Each environmental obligation is estimated by engineering and legal specialists within the Corporation based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where the Corporation may be jointly and severally liable.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws (the "Superfund Sites"), the Corporation typically recognizes an estimated liability once it has been named as a PRP and has determined that such estimated liability is probable. The Superfund Sites are primarily multi-PRP sites not owned or operated by the Corporation. For the Corporation's operating plants, an estimated liability is typically recognized either upon completion of an environmental assessment or when the Corporation proposes an agreement with the appropriate regulatory agency to take action at a site. For closed or closing plants owned by the Corporation and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property.

     The Corporation periodically evaluates and revises estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

ACCOUNTING CHANGES

     GMAC adopted Statement of Financial Accounting Standards (SFAS) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, effective January 1, 1993 and the resulting increase in the Corporation's assets and liabilities was not material.

     Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Standard requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting this Standard, determined on a discounted basis, was $1,220.1 million ($758.1 million after tax), or $751.3 million ($1.05 per share) attributable to $1 2/3 par value common stock and $6.8 million ($0.08 per share) attributable to GM Class H common stock. The non-cash charge is primarily related to GM's extended-disability benefit program in the U.S. which, under the new accounting Standard, will be accrued on a service-driven basis. The ongoing effect was not material in 1994 and is not expected to be material in subsequent periods.

     Also effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in Stockholders' Equity. This Standard requires the recording at fair value of debt securities which are not expected to be held to maturity and equity securities which have a readily determinable fair value. Unrealized gains and losses resulting from changes in fair value are included as a separate component of Stockholders' Equity. The primary effect of this Standard for the Corporation relates to debt securities held by Motors Insurance Corporation and certain equity securities. The ongoing 1994 effect was a $121.2 million decrease in Stockholders' Equity. Marketable securities, other than certain securities held by GMAC and its subsidiaries (and described in Note
11), are considered available for sale; $869.4 million mature within one year, $248.2 million mature in two to five years, and a substantial amount of the remaining $127.4 million matures after 10 years.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 2. OTHER INCOME AND OTHER DEDUCTIONS

                                                                    1994        1993        1992
                                                                  --------    --------    --------
                                                                       (DOLLARS IN MILLIONS)
Other Income
  Insurance premiums...........................................   $  873.8    $  799.3    $  768.9
  Nonfinancing interest........................................    1,507.7     1,886.2     1,839.7
  Equity in earnings (losses) of associates, net...............      205.5      (172.5)     (508.3)
  Gain on the sale of Daewoo Motor Co..........................         --          --       162.8
  Claims, commissions, and grants..............................      467.4       489.7       328.2
  Gain on the sale of finance receivables......................       30.8       436.4       588.8
  Revenue from mortgage operations.............................      208.5       349.5       318.8
  Other........................................................    1,066.0       809.0       210.6
                                                                  --------    --------    --------
       Total other income......................................   $4,359.7    $4,597.6    $3,709.5
                                                                   =======     =======     =======
Other Deductions
  Insurance losses and loss adjustment expenses................   $  749.7    $  614.4    $  587.3
  Provision for financing losses...............................      177.3       300.8       371.0
  Write-down of investment in NCRS.............................         --          --       813.2
  Loss on the sale of Allison Gas Turbine Division.............         --       305.6          --
  Other........................................................      533.5       403.9        30.4
                                                                  --------    --------    --------
       Total other deductions..................................   $1,460.5    $1,624.7    $1,801.9
                                                                   =======     =======     =======

NOTE 3. STOCK AND OTHER INCENTIVE PLANS

     The Corporation's incentive plans consist of the General Motors Amended 1987 Stock Incentive Plan (the "GMSIP"), the General Motors 1992 Performance Achievement Plan (the "GMPAP"), the 1984 Electronic Data Systems Corporation Stock Incentive Plan (the "EDS Plan"), and the GM Hughes Electronics Corporation Incentive Plan (the "GMHE Plan"). The GMSIP and GMPAP plans are administered by the Executive Compensation Committee of the Board of Directors (the "Committee").

     Under the GMSIP, 39.8 million shares of $1 2/3 par value, 12.2 million shares of Class E, and 5.9 million shares of Class H common stock may be granted from June 1, 1992 through May 31, 1997 of which 24.8 million, 12.1 million, and
5.4 million shares, respectively, may still be granted at December 31, 1994. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

     Under the EDS Plan, EDS may grant shares and rights or options to acquire up to 160 million shares of Class E common stock during the 10 year life (extended an additional 10 years in 1994) of the EDS Plan of which 99.6 million shares may still be granted at December 31, 1994. No options were outstanding as of December 31, 1994, 1993, or 1992. Under the EDS Plan, approximately 48.6 million shares of Class E common stock have also been granted to key employees at stock prices up to $0.025 per share. Such shares generally vest over a 10-year period from the date of grant. Approximately 17.4 million shares were not yet vested at December 31, 1994.

     Under the GMHE Plan, GMHE may grant shares, rights, or options to acquire up to 20 million shares of Class H common stock through May 31, 1997 (extended an additional two years in 1995) of which 5.5 million shares may still be granted at December 31, 1994. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Changes in the status of outstanding options under the GMSIP and GMHE Plan were as follows:

GMSIP                                                                   OPTION        SHARES UNDER
$1 2/3 PAR VALUE COMMON                                                 PRICES           OPTION
- -----------------------                                              -------------    ------------
Outstanding at January 1, 1992....................................   $19.13-$48.07     17,829,132
Granted...........................................................    37.32- 37.75      5,302,140
Exercised.........................................................    19.13- 41.50       (197,851)
Terminated........................................................    19.13- 48.07       (864,675)
                                                                     -------------    ------------
Outstanding at December 31, 1992..................................    33.97- 48.07     22,068,746
Granted...........................................................    33.88- 44.00      5,526,855
Exercised.........................................................    33.97- 48.07     (4,303,326)
Terminated........................................................    33.88- 48.07       (531,218)
                                                                     -------------    ------------
Outstanding at December 31, 1993..................................    33.88- 48.07     22,761,057
Granted...........................................................    37.32- 59.07      6,159,395
Exercised.........................................................    33.88- 48.07     (3,305,513)
Terminated........................................................    33.88- 59.07       (340,161)
                                                                     -------------    ------------
Outstanding at December 31, 1994..................................   $33.88-$59.07     25,274,778
                                                                     =============    ===========
Memo:
Options exercisable at December 31, 1994..........................              --     16,962,654
                                                                     =============    ===========
GMHE PLAN
CLASS H COMMON
- --------------
Outstanding at January 1, 1992....................................   $17.07-$30.25      5,061,209
Granted...........................................................    23.63- 25.38      1,927,860
Exercised.........................................................    17.07- 24.35       (136,764)
Terminated........................................................    17.07- 30.25       (335,550)
                                                                     -------------    ------------
Outstanding at December 31, 1992..................................    17.07- 30.25      6,516,755
Granted...........................................................    28.00- 28.56      2,027,260
Exercised.........................................................    17.07- 30.25     (1,960,162)
Terminated........................................................    17.07- 30.25       (217,845)
                                                                     -------------    ------------
Outstanding at December 31, 1993..................................    17.07- 30.25      6,366,008
Granted...........................................................           36.75      1,612,640
Exercised.........................................................    17.07- 30.25       (712,107)
Terminated........................................................    17.07- 36.75       (202,220)
                                                                     -------------    ------------
Outstanding at December 31, 1994..................................   $17.07-$36.75      7,064,321
                                                                     =============    ===========
Memo:
Options exercisable at December 31, 1994..........................              --      4,739,664
                                                                     =============    ===========

NOTE 4. PENSIONS

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

nonqualified pension plans covering executives which are based on targeted wage replacement percentages and are unfunded.

     The measurement date used for the Corporation's principal U.S. plans has been changed from October 1 to December 31, primarily to align the measurement date with the year-end financial statement date. The impact of this change on the Corporation's 1994 net income and Stockholders' Equity was not material. Measurement dates used for the Corporation's other U.S. plans are October 1 for EDS plans, and December 1 for Hughes' plans. For non-U.S. plans, the measurement dates used are October 1 for certain foreign plans and December 1 for Canadian plans.

     Plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, and GM $1 2/3 par value and Class E common stock (valued as of the 1994 measurement date at $1,213.9 million and $1,024.6 million, respectively). The Corporation's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation. The Corporation made pension contributions to the U.S. plans of $7,655.6 million in 1994, $4,387.9 million in 1993, and $1,365.2 million in
1992.

     Total pension expense of the Corporation and its subsidiaries amounted to $3,677.4 million in 1994, $2,684.9 million in 1993, and $1,981.5 million in
1992. Programs for early retirement were offered to certain employees during 1994, 1993, and 1992. The pension related cost of these programs was $88.9 million, $659.3 million, and $564.1 million, respectively, of which $88.9 million, $229.4 million, and $359.5 million was expensed during 1994, 1993, and 1992, respectively. In 1993, the remainder was charged against certain training fund accruals, based upon an agreement with represented hourly employees, and in 1992, the remainder was charged against the restructuring reserve.

     Net periodic pension cost and total pension expense for 1994, 1993, and 1992 of U.S. plans and plans of subsidiaries outside the United States included the components shown in the tables below and on the following page.

                                                                       U.S. PLANS    NON-U.S. PLANS
                                                                       ----------    --------------
                                                                          (DOLLARS IN MILLIONS)
1994
Benefits earned during the year.....................................   $  1,207.0       $  223.7
Interest accrued on benefits earned in prior years..................      4,466.6          617.7
Return on assets
  -- Actual gain....................................................     (1,161.3)        (105.0)
  -- Plus deferred loss.............................................     (3,312.0)        (285.2)
Net amortization....................................................      1,323.5          174.0
                                                                       ----------    --------------
Net periodic pension cost...........................................      2,523.8          625.2
Termination, curtailment, and settlement benefits...................        399.6           61.4
Other-primarily minor pension plans.................................         12.9           54.5
                                                                       ----------    --------------
       Total pension expense........................................   $  2,936.3       $  741.1
                                                                         ========    ===========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                       U.S. PLANS    NON-U.S. PLANS
                                                                       ----------    --------------
                                                                          (DOLLARS IN MILLIONS)
1993
Benefits earned during the year.....................................    $  939.9         $133.1
Interest accrued on benefits earned in prior years..................     4,258.9          473.9
Return on assets
  -- Actual gain....................................................    (7,159.0)        (775.6)
  -- Less deferred gain.............................................     3,329.1          453.1
Net amortization....................................................       647.7           67.7
                                                                       ----------       -------
Net periodic pension cost...........................................     2,016.6          352.2
Termination, curtailment, and settlement benefits...................       202.8           26.6
Other-primarily minor pension plans.................................        12.1           74.6
                                                                       ----------       -------
       Total pension expense........................................    $2,231.5         $453.4
                                                                        ========     ===========
1992
Benefits earned during the year.....................................    $  859.9         $135.1
Interest accrued on benefits earned in prior years..................     4,089.9          469.2
Return on assets
  -- Actual gain....................................................    (2,770.9)        (147.6)
  -- Plus deferred loss.............................................    (1,320.9)        (217.0)
Net amortization....................................................       403.9           39.0
                                                                       ----------       -------
Net periodic pension cost...........................................     1,261.9          278.7
Termination, curtailment, and settlement benefits...................       332.9           26.6
Other-primarily minor pension plans.................................        (0.1)          81.5
                                                                       ----------       -------
       Total pension expense........................................    $1,594.7         $386.8
                                                                        ========     ===========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     The following tables reconcile the funded status of the Corporation's U.S. and non-U.S. plans for which SFAS No. 87, Employers' Accounting for Pensions, has been adopted with amounts recognized in the Corporation's Consolidated Balance Sheet at December 31, 1994 and 1993.

                                                            1994                       1993
                                                   -----------------------    -----------------------
                                                    ASSETS        ACCUM.       ASSETS        ACCUM.
                                                    EXCEED       BENEFITS      EXCEED       BENEFITS
                                                    ACCUM.        EXCEED       ACCUM.        EXCEED
                                                   BENEFITS       ASSETS      BENEFITS       ASSETS
                                                   ---------    ----------    ---------    ----------
U.S. PLANS
Actuarial present value of benefits based on
  service to date and present pay levels
  Vested........................................   $20,631.9    $ 28,799.4    $23,137.6    $ 30,991.6
  Nonvested.....................................     1,654.7       6,488.0      1,392.2       7,503.8
                                                   ---------    ----------    ---------    ----------
Accumulated benefit obligation..................    22,286.6      35,287.4     24,529.8      38,495.4
Additional amounts related to projected pay
  increases.....................................     1,985.5         192.4      2,189.8         213.0
                                                   ---------    ----------    ---------    ----------
Total projected benefit obligation (PBO) based
  on service to date............................    24,272.1      35,479.8     26,719.6      38,708.4
Plan assets at fair value.......................    25,827.9      24,579.7     27,323.5      19,626.4
                                                   ---------    ----------    ---------    ----------
PBO (in excess of) less than plan assets........     1,555.8     (10,900.1)       603.9     (19,082.0)
Unamortized net amount resulting from changes in
  plan experience and actuarial assumptions.....     4,180.1       5,567.4      5,174.7       7,887.8
Unamortized prior service cost..................     1,357.5       5,887.2      1,396.1       6,373.5
Unamortized net obligation (asset) at date of
  adoption......................................    (1,035.7)        624.3     (1,170.3)        944.1
Adjustment for unfunded pension liabilities.....          --     (11,886.5)          --     (14,992.4)
                                                   ---------    ----------    ---------    ----------
Net prepaid pension cost (accrued liability)
  recognized in the Consolidated Balance
  Sheet.........................................   $ 6,057.7    $(10,707.7)   $ 6,004.4    $(18,869.0)
                                                    ========     =========     ========     =========
NON-U.S. PLANS
Actuarial present value of benefits based on
  service to date and present pay levels
  Vested........................................   $ 1,945.8    $  4,535.9    $ 1,354.2    $  5,558.0
  Nonvested.....................................        68.8         148.0         56.1         234.7
                                                   ---------    ----------    ---------    ----------
Accumulated benefit obligation..................     2,014.6       4,683.9      1,410.3       5,792.7
Additional amounts related to projected pay
  increases.....................................       316.6         425.4        132.0         526.4
                                                   ---------    ----------    ---------    ----------
Total PBO based on service to date..............     2,331.2       5,109.3      1,542.3       6,319.1
Plan assets at fair value.......................     2,673.3       1,543.1      1,661.4       2,414.3
                                                   ---------    ----------    ---------    ----------
PBO (in excess of) less than plan assets........       342.1      (3,566.2)       119.1      (3,904.8)
Unamortized net amount resulting from changes in
  plan experience and actuarial assumptions.....       455.4         394.7        510.9       1,318.7
Unamortized prior service cost..................       192.1         962.1        146.4       1,154.0
Unamortized net obligation (asset) at date of
  adoption......................................      (218.6)        229.9       (192.6)        137.2
Adjustment for unfunded pension liabilities.....          --      (1,206.7)          --      (2,112.7)
                                                   ---------    ----------    ---------    ----------
Net prepaid pension cost (accrued liability)
  recognized in the Consolidated Balance
  Sheet.........................................   $   771.0    $ (3,186.2)   $   583.8    $ (3,407.6)
                                                    ========     =========     ========     =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments. Assumptions used to determine the pension expense and the actuarial value of the PBO were:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                   1994    1993
                                                                                   ----    ----
Weighted average discount rate
  U.S. plans....................................................................    8.5%    7.1%
  Non-U.S. plans................................................................    9.0     8.0
Rate of increase in future compensation levels*
  U.S. plans....................................................................    5.2     5.2
  Non-U.S. plans................................................................    4.8     5.0
Expected long-term rate of return on plan assets
  U.S. plans....................................................................   10.0    10.1
  Non-U.S. plans................................................................    9.8    10.0

- -------------------------
* Benefits under the hourly plans are generally not based on wages and therefore no benefit escalation beyond existing negotiated or anticipated increases was included.

NOTE 5. OTHER POSTRETIREMENT BENEFITS

     The Corporation and certain of its domestic subsidiaries maintain hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to retirees and eligible dependents. These benefits are funded as incurred from the general assets of the Corporation. Effective January 1, 1992, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement requires that the cost of such benefits be recognized in the financial statements during the period employees provide service to the Corporation. The Corporation's previous practice was to recognize the cost of such postretirement benefits when incurred (i.e., pay-as-you-go method). The medical, dental, vision, and life insurance costs for active employees during active service are not covered by this Standard and are charged directly to expense on a pay-as-you-go basis.

     The cumulative effect of this accounting change as of January 1, 1992 was $33,116.1 million, or $20,837.7 million after-tax ($33.38 per share of $1 2/3 par value and $2.08 per share of Class H common stock). The incremental ongoing effect in 1992 of this accounting change was to increase the loss before cumulative effect of accounting changes by $2,198.8 million, or $1,384.2 million after-tax ($2.05 per share of $1 2/3 par value and $0.11 per share of Class H common stock). The incremental ongoing effect in 1993 reduced net income by $1,486.8 million after-tax ($2.08 per share of $1 2/3 par value and $0.14 per share of Class H common stock). The incremental ongoing effect in 1994 reduced net income by $1,398.6 million after-tax ($1.87 per share of $1 2/3 par value and $0.15 per share of Class H common stock).

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Certain of the Corporation's subsidiaries outside of the U.S. have postretirement plans, although most participants are covered by government sponsored or administered programs, and the postretirement cost of such programs generally is not significant to the Corporation.

     The total non-pension postretirement benefit cost to the Corporation and its subsidiaries, other than the cumulative effect of adopting SFAS No. 106, amounted to $4,122.3 million in 1994, $4,163.4 million in 1993, and $3,700.7 million in 1992, and included the components set forth as follows:

                                                                    1994        1993        1992
                                                                  --------    --------    --------
                                                                       (DOLLARS IN MILLIONS)
Benefits earned during the year................................   $  955.4    $  811.5    $  717.9
Interest accrued on benefits earned in prior years.............    3,114.2     3,177.5     2,982.8
Termination, curtailment, and settlement benefits..............     (233.0)      174.4          --
Amortization of net actuarial losses...........................      407.4          --          --
Amortization of prior service costs due to plan changes........     (121.7)         --          --
                                                                  --------    --------    --------
  Total non-pension postretirement benefit cost................   $4,122.3    $4,163.4    $3,700.7
                                                                   =======     =======     =======

     The table below displays the components of the Corporation's postretirement benefit plans with the obligation recognized in the Consolidated Balance Sheet at December 31, 1994 and 1993:

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            1994         1993
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Accumulated postretirement benefit obligation (APBO) attributable to
  Current retirees.....................................................   $21,562.3    $24,133.2
  Fully eligible active plan participants..............................     3,984.7      3,913.3
  Other active plan participants.......................................    11,196.1     17,577.1
                                                                          ---------    ---------
APBO...................................................................    36,743.1     45,623.6
Unamortized prior service costs due to plan changes....................       958.3      1,080.0
Unamortized net amount resulting from changes in plan experience and
  actuarial assumptions................................................     2,316.8     (8,783.6)
                                                                          ---------    ---------
Net obligation recognized in the Consolidated Balance Sheet............   $40,018.2    $37,920.0
                                                                           ========     ========

     The following table summarizes the principal assumptions used in determining the actuarial value of the APBO:

                                                                                  DECEMBER 31,
                                                                                 --------------
                                                                                 1994      1993
                                                                                 ----      ----
Weighted average discount rate................................................   8.8 %      7.0%
Weighted average rate of increase in future compensation levels related to
  pay-related life insurance..................................................   4.2 %      4.2%
Base weighted average health-care cost trend rate (a):
  1994........................................................................             9.12%
  1995........................................................................   8.7 %
Ultimate sustained weighted average health-care cost trend rate in 2006 (b)...   5.5 %      5.5%

- -------------------------
(a) Current year trend rate assumed at beginning of year is adjusted to actual in determining year-end obligations.

(b) Rate decreases on a linear basis through 2002, reaches an ultimate weighted average trend rate in 2006.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     The following decreases would result from a one percentage point increase in the weighted average discount rate:

                                                                             1994        1993
                                                                            ------      ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
APBO.....................................................................   $3,800      $5,500

     The following increases would result from a one percentage point increase in the weighted average health-care cost trend rates:

                                                                             1994        1993
                                                                            ------      ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
APBO.....................................................................   $3,950      $5,700
Service and interest components of postretirement expense................   $  600      $  550

NOTE 6. SPECIAL PROVISION FOR SCHEDULED PLANT CLOSINGS AND OTHER RESTRUCTURINGS

     The 1993 operating results included a pre-tax increase of $950.0 million to the Corporation's previously announced plant closing reserve ($589.0 million after taxes, or $0.83 per share of $1 2/3 par value common stock). The increase in the reserve resulted from changes in assumptions, primarily regarding the amount and duration of job security and supplemental unemployment benefits expected to be paid to employees, given the terms of the Corporation's collective bargaining agreements, which mainly include payments for employee job security, and facility holding costs.

     The 1992 operating results included a special restructuring charge of $1,237.0 million ($749.4 million after taxes, or $0.97 per share of $1 2/3 par value common stock and $1.87 per share of Class H common stock) primarily attributable to redundant facilities and related employment costs at Hughes. The special charge comprehends a reduction of Hughes worldwide employment, a major facilities consolidation, and a re-evaluation of certain business lines that no longer meet Hughes' strategic objectives.

     During 1994, 1993, and 1992, a net of $727.1 million, $1,127.2 million, and $974.3 million, respectively, was charged against these reserves, primarily related to employee job security costs. In addition, in 1994 and 1993 the GMHE restructuring reserve was increased by $35 million and $78 million, respectively, primarily due to changes in the estimated loss on disposition of two subsidiaries. In 1994, the reserve was decreased to reflect the discounting of only the postemployment benefits portion of the reserve due to the Corporation's use of discounting in its method of adoption of SFAS No. 112. At December 31, 1994, the discount was $401.9 million.

NOTE 7. PROFIT SHARING PLANS

     The profit sharing formula provides a range of percentage payouts when the Corporation's manufacturing, wholesale marketing, defense, electronics, and computer service operations U.S. income before income taxes with the financing and insurance operations reflected on an equity basis exceeds various minimum annual returns on U.S. sales and revenues. Both the percentage payout and the minimum returns are as agreed to by the Corporation and eligible U.S. employees. GM's 1994 pre-tax income from U.S. operations will result in a profit sharing payout of approximately $185 million. GM's pre-tax losses from U.S. operations in 1993 and 1992 precluded a payment under the profit sharing formula.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 8. UNITED STATES, FOREIGN, AND OTHER INCOME TAXES -- DEFERRED AND PAYABLE

                                                                    1994       1993        1992
                                                                  --------    -------    ---------
                                                                       (DOLLARS IN MILLIONS)
Taxes estimated to be payable (refundable) currently
  U.S. Federal.................................................   $  544.7    ($230.5)   $   183.7
  Foreign......................................................    1,029.9      783.8      1,593.0
  U.S. state and local.........................................       69.7      188.9         85.8
                                                                  --------    -------    ---------
     Total.....................................................    1,644.3      742.2      1,862.5
                                                                  --------    -------    ---------
Deferred tax (benefits) liabilities -- net
  U.S. Federal.................................................      576.0      (86.2)    (2,313.6)
  Increase in U. S. corporate income tax rate..................         --     (444.3)          --
  Foreign......................................................      421.7      (28.3)        60.8
  U.S. state and local.........................................      108.5       (5.3)      (224.9)
                                                                  --------    -------    ---------
     Total.....................................................    1,106.2     (564.1)    (2,477.7)
                                                                  --------    -------    ---------
Investment tax credits amortized -- net
  U.S. Federal.................................................      (48.1)     (58.6)       (72.5)
  Foreign......................................................       (7.8)     (10.0)       (24.8)
                                                                  --------    -------    ---------
     Total.....................................................      (55.9)     (68.6)       (97.3)
                                                                  --------    -------    ---------
       Total taxes (credit)....................................   $2,694.6*   $ 109.5    $  (712.5)*
                                                                  ========    =======    =========

- -------------------------
*Excluding effect of accounting changes.

     Deferred income tax assets and liabilities for 1994 and 1993 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $18,171.0 million and $19,165.5 million at December 31, 1994 and 1993, respectively.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                                        1994 DEFERRED TAX           1993 DEFERRED TAX
                                                     ------------------------    ------------------------
                                                      ASSETS      LIABILITIES     ASSETS      LIABILITIES
                                                     ---------    -----------    ---------    -----------
                                                                    (DOLLARS IN MILLIONS)
Postretirement benefits other than pensions.......   $15,184.7     $       --    $14,330.7     $       --
Depreciation......................................       465.3        4,915.6        442.7        4,477.7
Sales and product allowances......................     1,615.2          241.3      1,887.1          367.7
Policy and warranty...............................     2,041.9             --      2,165.0             --
Benefit plans.....................................     1,606.3        3,757.4      1,204.3        2,623.0
Lease transactions................................          --        2,321.3           --        1,704.7
Alternative minimum tax...........................       939.3             --        638.8             --
Minimum pension liability adjustment..............     2,213.4             --      3,209.2             --
Capitalized research and experimentation..........       780.3             --        884.7             --
Special provision for scheduled plant closings and
  other restructurings............................     1,807.4             --      2,206.3             --
Profits on long-term contracts....................       387.7          632.4           --          543.3
U.S. state NOL carryforward.......................       314.2             --        301.2             --
Financing losses..................................       253.2             --        332.5             --
Tax on unremitted profits.........................          --          353.1           --          399.8
Miscellaneous foreign.............................     1,422.2          638.3        638.9          180.8
All other.........................................     4,721.6        2,681.7      4,712.9        2,815.5
                                                     ---------    -----------    ---------    -----------
  Subtotal........................................    33,752.7       15,541.1     32,954.3       13,112.5
Valuation allowance...............................    (1,074.4)            --     (1,027.6)            --
                                                     ---------    -----------    ---------    -----------
     Total deferred taxes.........................   $32,678.3     $ 15,541.1    $31,926.7     $ 13,112.5
                                                     =========     ==========    =========     ==========

     Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed essentially permanently reinvested of approximately $5.8 billion at December 31, 1994 and 1993. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

     Income (Loss) before income taxes included the following components:

                                                          1994           1993           1992
                                                        --------       --------       ---------
                                                                 (DOLLARS IN MILLIONS)
U.S. income (loss)...................................   $3,152.1       $ (512.7)      $(6,767.3)
Foreign income.......................................    5,201.2        3,088.0         3,434.2
                                                        --------       --------       ---------
     Total...........................................   $8,353.3       $2,575.3       $(3,333.1)
                                                        ========       ========       =========

     The consolidated income tax (credit) was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the table below:

                                                          1994           1993           1992
                                                        --------       --------       ---------
                                                                 (DOLLARS IN MILLIONS)
Expected tax (credit) at U.S. statutory income tax
  rate(1)............................................   $2,923.7       $ 901.4        $(1,133.3)
U.S. state and local income taxes....................      130.8         129.7           (154.7)
Deferred tax impact of Federal rate increase.........         --        (444.3 )             --
Investment tax credits amortized.....................      (62.2)        (77.1 )          (98.0)
NCRS charge -- primarily goodwill....................         --            --            208.9
U.S. tax effect of foreign earnings and dividends....      126.5          80.9            229.9
Foreign rates other than 35%/34%(1)..................     (453.6)       (433.4 )          214.6
Taxes on unremitted earnings of subsidiaries.........      123.5          54.3             42.3
Equity effect in pre-tax income......................      (71.9)         60.4            172.8
Other adjustments....................................      (22.2)       (162.4 )         (195.0)
                                                        --------       --------       ---------
     Consolidated income tax (credit)................   $2,694.6(2)    $ 109.5        $  (712.5)(2)
                                                        ========       =======        =========

- -------------------------
(1) 35% in 1994 and 1993 and 34% in 1992.

(2) Excluding effect of accounting changes.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 9. EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS

     Earnings (Loss) per share attributable to common stocks have been determined based on the relative amounts available for the payment of dividends to holders of $1 2/3 par value, Class E, and Class H common stocks. The allocation of earnings (loss) attributable to such common stocks and the calculation of the related amounts per share are computed by considering the weighted average number of common shares outstanding and common stock equivalents, to the extent the effect of such equivalents is not antidilutive. Operations of the incentive plans and the assumed exercise of stock options do not have a material dilutive effect on earnings per share at this time.

     Dividends on the $1 2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income (Loss) of EDS and GMHE. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income (Loss) of EDS and GMHE, respectively, earned since the acquisition by GM.

     The Available Separate Consolidated Net Income (Loss) of EDS and GMHE is determined quarterly and is equal to the separate consolidated net income (loss) of EDS and GMHE, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E or Class H common stock outstanding during the period and the denominator of which was 481.7 million for Class E stock and 399.9 million for Class H stock during the fourth quarter of 1994. Comparable denominators for the fourth quarters of 1993 and 1992 were 480.6 million and 479.3 million, respectively, for Class E stock and 399.9 million for Class H stock in the fourth quarters of both years.

     The denominators used in determining the Available Separate Consolidated Net Income (Loss) of EDS and GMHE are adjusted as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class E and Class H common stocks and to reflect certain transfers of capital to or from EDS and GMHE. The Board's discretion to make such adjustments is limited by criteria set forth in GM's Certificate of Incorporation. In this regard, the Board has generally caused the denominators to decrease as shares are purchased by EDS or GMHE, and to increase as such shares are used, at EDS or GMHE expense, for EDS or GMHE employee benefit plans or acquisitions.

     Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H common stock for each of the quarters of 1994, 1993, and 1992, which exceeded 35% of the Available Separate Consolidated Net Income (Loss) of GMHE for the preceding year (excluding the effect of the $749.4 million after-tax special restructuring charge at Hughes in 1992).

     For the purpose of determining earnings (loss) per share and amounts available for dividends on common stocks, the amortization of intangible assets arising from the acquisitions of Hughes and EDS is charged against earnings
(loss) attributable to $1 2/3 par value common stock. The resulting effect on the 1994, 1993, and 1992 earnings (loss) attributable to $1 2/3 par value common stock was a net credit (charge) of $112.8 million, $149.8 million, and ($827.0) million, respectively, for the Hughes acquisition and $56.0 million, $39.2 million, and $61.5 million, respectively, for the EDS acquisition. Such amounts consist of the amortization of the intangible assets arising from the acquisitions, the profit on intercompany transactions, and the earnings (loss) of GMHE or EDS attributable to $1 2/3 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 10. FINANCE RECEIVABLES -- NET

     The composition of finance receivables outstanding at December 31, 1994 and 1993 is summarized as follows:

                                                                            1994         1993
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
U.S.
  Retail...............................................................   $23,486.8    $22,322.2
  Wholesale............................................................    14,560.9     16,663.5
  Leasing and lease financing..........................................     1,613.4      2,372.1
  Term loans to dealers and others.....................................     3,670.0      3,902.1
                                                                          ---------    ---------
       Total U.S.......................................................    43,331.1     45,259.9
                                                                          ---------    ---------
Canada, Mexico, and International
  Retail...............................................................     7,747.9      6,846.4
  Wholesale............................................................     4,850.6      3,832.3
  Leasing and lease financing..........................................     1,666.7      1,491.3
  Term loans to dealers and others.....................................       484.2        387.9
                                                                          ---------    ---------
       Total Canada, Mexico, and International.........................    14,749.4     12,557.9
                                                                          ---------    ---------
Total finance receivables..............................................    58,080.5     57,817.8
Less -- Unearned income................................................    (3,309.9)    (3,195.1)
      Allowance for financing losses...................................      (693.3)      (748.0)
                                                                          ---------    ---------
      Total finance receivables -- net.................................   $54,077.3    $53,874.7
                                                                           ========     ========

     Retail, lease financing, and leasing receivable installments past due over 30 days amounted to $28.5 million and $79.2 million at December 31, 1994 and 1993, respectively. Installments on term loans to dealers and others past due over 30 days aggregated $70.7 million at December 31, 1994 and $82.0 million at December 31, 1993.

     The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1994 is as follows: 1995-$34,453.1 million; 1996-$10,670.7 million; 1997-$7,361.2 million; 1998-$3,873.8 million;
1999-$1,531.4 million; and 2000 and thereafter-$190.3 million.

     The following table presents an analysis of the allowance for financing losses for 1994 and 1993:

                                                                              1994       1993
                                                                             -------    -------
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Allowance for financing losses at beginning of the year...................   $ 748.0    $ 817.0
                                                                             -------    -------
Charge-offs
  U.S.....................................................................    (310.7)    (365.3)
  Other countries.........................................................     (50.3)     (72.6)
                                                                             -------    -------
Total charge-offs.........................................................    (361.0)    (437.9)
Recoveries and other......................................................     116.0       74.5
Transfers to other nonearning assets......................................        --      (40.2)
Transfers from sold receivables allowance.................................      13.0       33.8
Provisions charged to income..............................................     177.3      300.8
                                                                             -------    -------
Allowance for financing losses at end of the year.........................   $ 693.3    $ 748.0
                                                                             =======    =======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     GMAC sold finance receivables through special purpose subsidiaries. These subsidiaries generally retain a subordinated investment of no greater than 9% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in Other Income (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $30.8 million in 1994, $436.4 million in 1993, and $588.8 million in 1992. GMAC continues to service these receivables for a fee. GMAC's retail finance receivable servicing portfolio amounted to $9.9 billion, $14.9 billion, and $10.9 billion at December 31, 1994, 1993, and 1992, respectively.

     During 1994, GMAC completed its first wholesale receivable sale which included floating rate term notes sold to the public and floating rate subordinated certificates and a floating rate revolving note privately placed. Wholesale receivable sales resulted in a decrease in outstandings of $2.6 billion which comprised GMAC's wholesale finance servicing portfolio at December 31, 1994. The certificates, when taken together with the reserve fund, provide credit support for the notes.

NOTE 11. GENERAL MOTORS ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   CONDENSED GMAC CONSOLIDATED BALANCE SHEET

                                                                           1994          1993
                                                                         ---------     ---------
                                                                          (DOLLARS IN MILLIONS)
Cash and cash equivalents.............................................   $ 1,339.5     $ 4,028.1
Investments in securities.............................................     3,891.7       3,449.7
Finance receivables -- net............................................    54,625.1      54,134.8
Net investment in operating leases....................................    17,809.2      11,363.5
Receivables -- General Motors Corporation.............................     1,080.5       1,355.5
Other assets..........................................................     6,791.4       6,419.2
                                                                         ---------     ---------
     Total Assets.....................................................   $85,537.4     $80,750.8
                                                                          ========      ========
Short-term debt.......................................................   $35,114.8     $35,084.4
Accounts payable and other liabilities (including GM and affiliates --
  $1,867.3 and $2,487.5)..............................................    10,989.3      10,125.3
Long-term debt........................................................    31,539.6      27,688.8
Stockholder's equity..................................................     7,893.7       7,852.3
                                                                         ---------     ---------
     Total Liabilities and Stockholder's Equity.......................   $85,537.4     $80,750.8
                                                                          ========      ========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                CONDENSED GMAC CONSOLIDATED STATEMENT OF INCOME

                                                                      1994           1993           1992
                                                                   -----------    -----------    -----------
                                                                             (DOLLARS IN MILLIONS)
Financing Revenue
  Retail and lease financing....................................    $ 2,955.0      $ 3,673.4      $ 5,507.0
  Leasing.......................................................      4,855.7        3,870.9        3,527.9
  Wholesale and term loans......................................      1,608.1        1,207.7        1,367.2
                                                                    ---------      ---------      ---------
Total financing revenue.........................................      9,418.8        8,752.0       10,402.1
Interest and discount...........................................      4,230.9        4,721.2        5,828.6
Depreciation on operating leases................................      3,233.8        2,702.0        2,429.6
                                                                    ---------      ---------      ---------
Net financing revenue...........................................      1,954.1        1,328.8        2,143.9
Insurance premiums earned.......................................      1,127.6        1,107.2        1,159.7
Other income....................................................      1,598.6        2,624.3        2,177.5
                                                                    ---------      ---------      ---------
Net Financing Revenue and Other.................................      4,680.3        5,060.3        5,481.1
Expenses........................................................      3,240.5        3,487.5        3,380.1
                                                                    ---------      ---------      ---------
Income before income taxes......................................      1,439.8        1,572.8        2,101.0
Income taxes....................................................        512.7          591.7          882.3
                                                                    ---------      ---------      ---------
Income before cumulative effect of accounting changes...........        927.1          981.1        1,218.7
Cumulative effect of accounting changes.........................         (7.4)*           --         (282.6)*
                                                                    ---------      ---------      ---------
Net Income......................................................    $   919.7      $   981.1      $   936.1
                                                                    =========      =========      =========
Cash dividends paid to GM.......................................    $   875.0      $ 1,250.0      $ 1,100.0
                                                                    =========      =========      =========

- -------------------------
*GMAC adopted SFAS No. 112 effective January 1, 1994 and SFAS No. 106 effective
 January 1, 1992.

              CONDENSED GMAC CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      1994           1993           1992
                                                                   -----------    -----------    -----------
                                                                             (DOLLARS IN MILLIONS)
Net cash provided by operating activities.......................   $   4,735.8    $   4,901.8    $   5,166.8
                                                                   -----------    -----------    -----------
Cash flows from investing activities
Finance receivables -- acquisitions.............................    (156,579.8)    (103,396.3)    (120,829.8)
                       liquidations.............................     137,598.4       92,808.6      119,453.1
Notes receivable from General Motors Corporation................         275.0       10,207.7        2,303.0
Operating leases -- acquisitions................................     (13,086.8)      (6,971.3)      (6,182.8)
                    liquidations................................       3,569.5        2,572.7        1,912.7
Investments in securities -- acquisitions.......................     (11,715.3)     (10,976.1)      (9,714.8)
                             liquidations.......................      11,495.2       10,676.7        9,717.7
Proceeds from sales of receivables..............................      18,800.0       13,072.2       11,201.8
Due and deferred from receivable sales..........................         322.9         (618.4)        (854.3)
Other...........................................................        (612.5)         449.1          224.7
                                                                   -----------    -----------    -----------
Net cash provided by (used in) investing activities.............      (9,933.4)       7,824.9        7,231.3
                                                                   -----------    -----------    -----------
Cash flows from financing activities
Debt with original maturities 90 days and over -- proceeds......      46,348.0       38,577.4       50,507.6
                                                  liquidations..     (46,541.3)     (45,148.0)     (54,475.9)
Debt with original maturities less than 90 days -- net change...       3,540.8       (4,744.0)      (5,866.1)
Cash dividends paid to GM.......................................        (875.0)      (1,250.0)      (1,100.0)
Proceeds from issuance of stock to GM...........................          35.0             --             --
                                                                   -----------    -----------    -----------
Net cash provided by (used in) financing activities.............       2,507.5      (12,564.6)     (10,934.4)
                                                                   -----------    -----------    -----------
Effect of exchange rate changes on cash and cash equivalents....           1.5           (5.1)          (5.1)
                                                                   -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents............      (2,688.6)         157.0        1,458.6
Cash and cash equivalents at beginning of the year..............       4,028.1        3,871.1        2,412.5
                                                                   -----------    -----------    -----------
Cash and cash equivalents at end of the year....................   $   1,339.5    $   4,028.1    $   3,871.1
                                                                   ===========    ===========    ===========
Supplementary cash flow information
  Interest paid.................................................   $   4,223.7    $   4,819.1    $   5,824.0
  Income taxes paid (refundable)................................   $     (16.0)   $     430.5    $     541.8

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

INVESTMENTS IN SECURITIES

     As a result of GMAC's adoption of SFAS No. 115, GMAC's bonds, notes, certificates of deposit, other investments, and preferred stocks with mandatory redemption terms are carried at market value. In prior years, these investments were carried at amortized cost. Equity securities are carried at market (fair) value for both years.

                                                                      DECEMBER 31, 1994
                                                     ---------------------------------------------------
                                                                    FAIR       UNREALIZED     UNREALIZED
                 TYPE OF SECURITY                      COST        VALUE         GAINS          LOSSES
- --------------------------------------------------   --------     --------     ----------     ----------
                                                                    (DOLLARS IN MILLIONS)
Bonds, notes, and other securities
  United States Government and governmental
     agencies and authorities.....................   $  298.5     $  285.0       $  0.3        $  (13.8)
  States, municipalities, and political
     subdivisions.................................    1,813.3      1,747.4         38.0          (103.9)
  Other...........................................    1,417.0      1,387.3          4.2           (33.9)
                                                     --------     --------     ----------     ----------
Total debt securities.............................    3,528.8      3,419.7         42.5          (151.6)
Equity securities.................................      280.9        472.0        203.2           (12.1)
                                                     --------     --------     ----------     ----------
Total investments in securities...................   $3,809.7     $3,891.7       $245.7        $ (163.7)
                                                      =======      =======     ========        ========

                                                                      DECEMBER 31, 1993
                                                     ---------------------------------------------------
Bonds, notes, and other securities
  United States Government and governmental
     agencies and authorities.....................   $  195.1     $  206.3       $ 11.4        $   (0.2)
  States, municipalities, and political
     subdivisions.................................    1,997.7      2,137.6        146.2            (6.3)
  Other...........................................      735.9        781.0         48.3            (3.2)
                                                     --------     --------     ----------     ----------
Total debt securities.............................    2,928.7      3,124.9        205.9            (9.7)
Equity securities.................................      266.2        521.0        270.9           (16.1)
                                                     --------     --------     ----------     ----------
Total investments in securities...................   $3,194.9     $3,645.9       $476.8        $  (25.8)
                                                      =======      =======     ========        ========

     The distribution of maturities of GMAC's debt securities at December 31, 1994 and 1993 is summarized below:

                                                             1994                      1993
                                                     ---------------------     ---------------------
                                                                    FAIR                      FAIR
                     MATURITY                          COST        VALUE         COST        VALUE
- --------------------------------------------------   --------     --------     --------     --------
                                                                  (DOLLARS IN MILLIONS)
Due in one year or less...........................   $  177.6     $  179.0     $  168.0     $  173.5
Due after one year through five years.............      637.9        631.5        621.6        663.7
Due after five years through 10 years.............      997.9        968.8        876.6        931.8
Due after 10 years................................    1,094.3      1,027.4      1,080.0      1,162.2
Mortgage-backed securities........................      621.1        613.0        182.5        193.7
                                                     --------     --------     --------     --------
Total debt securities.............................   $3,528.8     $3,419.7     $2,928.7     $3,124.9
                                                      =======      =======      =======      =======

     Proceeds from the sale of debt securities amounted to $1,036.4 million in 1994, $2,093.4 million in 1993, and $1,690.3 million in 1992. Gross realized gains amounted to $15.0 million in 1994, $58.6 million in 1993, and $54.7 million in 1992. Gross realized losses amounted to $18.9 million in 1994, $13.3 million in 1993, and $5.4 million in 1992.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     Proceeds from the sale of equity securities amounted to $185.1 million in 1994, $258.6 million in 1993, and $232.4 million in 1992. Gross realized gains amounted to $80.5 million in 1994, $160.5 million in 1993, and $79.3 million in 1992. Gross realized losses amounted to $11.9 million in 1994, $2.3 million in 1993, and $6.3 million in 1992.

NOTE 12. INVENTORIES

                          MAJOR CLASSES OF INVENTORIES

                                                                             1994         1993
                                                                           ---------    --------
                                                                           (DOLLARS IN MILLIONS)
Productive material, work in process, and supplies......................   $ 5,478.3    $4,671.9
Finished product, service parts, etc. ..................................     4,649.5     3,943.2
                                                                           ---------    --------
  Total.................................................................   $10,127.8    $8,615.1
                                                                            ========     =======
Memo: Increase in LIFO inventories if valued at first-in, first-out
      (FIFO)............................................................   $ 2,535.9    $2,519.0
                                                                            ========     =======

     Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn) and GMHE is determined by the last-in, first-out
(LIFO) method. The cost of non-U.S., Saturn, and GMHE inventories is determined generally by FIFO or average cost methods.

     As a result of decreases in U.S. inventories, certain inventory quantities carried at lower LIFO costs prevailing in prior years, as compared with the costs of current purchases, were liquidated in 1993 and 1992. These inventory adjustments improved pre-tax operating results by approximately $134.4 million in 1993, primarily from the sale of the Allison Gas Turbine Division, and $294.7 million in 1992.

NOTE 13. REAL ESTATE, PLANTS, AND EQUIPMENT

                                                            ESTIMATED USEFUL
                                                             LIVES (YEARS)        1994         1993
                                                            ----------------    ---------    ---------
                                                                                (DOLLARS IN MILLIONS)
Real estate, plants, and equipment
  Land...................................................            --         $   799.1    $   806.8
  Land improvements......................................         20-31           1,849.7      1,830.9
  Leasehold improvements -- less amortization............          8-10             306.8        281.3
  Buildings..............................................         29-40          13,651.6     13,577.0
  Machinery and equipment................................          5-27          43,890.2     43,816.7
  Furniture and office equipment.........................          8-20           5,306.7      4,453.1
  Capitalized leases.....................................          5-40           1,199.7      1,135.8
  Construction in progress...............................            --           2,804.1      2,064.8
                                                                                ---------    ---------
     Total...............................................                       $69,807.9    $67,966.4
                                                                                 ========     ========

     The lease payments to be received relate to equipment on operating leases maturing in each of the five years following December 31, 1994 and are as follows: 1995-$4,988.8 million; 1996-$3,267.2 million; 1997-$1,415.5 million;
1998-$229.9 million; and 1999-$99.4 million.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 14. INTANGIBLE ASSETS

                                                                            1994         1993
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Pensions (Note 4)......................................................   $ 7,373.8    $ 8,627.0
Purchased mortgage servicing rights....................................       222.3        194.9
Acquisition of Hughes..................................................     3,005.2      3,129.1
Goodwill relating to all other acquisitions............................     1,214.1      1,040.5
All Other..............................................................        98.4        115.4
                                                                          ---------    ---------
     Total.............................................................   $11,913.8    $13,106.9
                                                                           ========     ========

     Purchased mortgage servicing rights are being amortized over periods that generally match future net mortgage servicing revenues.

     Intangible assets arising from the acquisition of Hughes relate to patents and related technology and other intangible assets which were originally recorded in 1985 and are principally being amortized over 40 years.

     Goodwill resulting from other past acquisitions is being amortized over periods of eight to 40 years. Certain purchased software is being amortized over five to eight years.

     In 1992, GMHE acquired the missile business of General Dynamics Corporation in exchange for 21.5 million shares of Class H common stock and cash of $62.8 million. The acquisition was accounted for as a purchase and, accordingly, the operating results of such operations have been consolidated since the acquisition date. The excess of the purchase price over the fair value of the acquired net assets, and the pro forma effect on 1992 operating results, were not material.

NOTE 15. NOTES AND LOANS PAYABLE

                                                           WEIGHTED AVERAGE
                                                           INTEREST RATE(1)      1994         1993
                                                           ----------------    ---------    ---------
                                                                               (DOLLARS IN MILLIONS)
Notes, loans, and debentures
  Payable within one year
     Current portion of long-term debt..................          8.1%         $ 8,381.8    $13,580.8
     Commercial paper(2)................................          6.1%          18,644.4     14,521.1
     All other(2).......................................          6.5%           9,213.9      8,493.6
  Payable beyond one year
       1995.............................................           --                 --      7,958.9
       1996.............................................          7.2%          11,953.4      7,972.5
       1997.............................................          7.0%          10,158.8      6,168.9
       1998.............................................          6.8%           2,795.6      1,875.1
       1999.............................................          7.5%           4,151.2      2,121.6
       2000 and after                                             8.5%           9,367.6      8,639.3
  Unamortized discount..................................                          (936.5)      (890.6)
                                                                               ---------    ---------
          Total.........................................                       $73,730.2    $70,441.2
                                                                                ========     ========

- -------------------------
(1) The weighted average interest rate includes the impact of interest rate swap agreements.
(2) The weighted average interest rate for commercial paper and all other short-term borrowings was 3.6% and 4.9%, respectively, at December 31, 1993.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     After consideration of foreign currency swaps, the above 1994 maturities, payable beyond one year, include $6.7 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($1.9 billion) and German Mark ($2.1 billion).

     At December 31, 1994 and 1993, Notes and Loans Payable include $62.0 billion and $62.8 billion of obligations with fixed rates, and $11.7 billion and $7.6 billion of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate or LIBOR), after considering the impact of interest rate swap agreements.

     To achieve its desired balance between fixed and variable rate debt, the Corporation has entered into interest rate swap, interest rate cap, interest rate collar, and swaption agreements. The notional amounts of such agreements as of December 31, 1994 were approximately $5,482 million ($4,195 million pay variable and $1,287 million pay fixed), $440 million, $50 million, and $741 million, respectively. The notional amounts of such agreements as of December 31, 1993 were approximately $4,709 million ($3,471 million pay variable and $1,238 million pay fixed), $790 million, zero, and $1,191 million, respectively.

     The Corporation and certain of its subsidiaries maintain or otherwise have available to them through asset securitization programs various syndicated bank credit facilities which in aggregate provide $25.9 billion of committed bank credit availability. The terms of the facilities range from one to five years, with a weighted average term of approximately three years. Facility and commitment fees on the syndicated credit facilities average 0.16% per annum over the term of the various agreements based on the Corporation's current credit rating. The facilities contain certain covenants. The Corporation and its subsidiaries were in compliance with these covenants at December 31, 1994.

     The Corporation and its subsidiaries maintain other bank lines of credit, some of which are supported by bank commitment fees and compensating balances. Compensating balances, which are not subject to withdrawal restrictions, are maintained at a level required to provide the same income that a fee would generate. Total commitment and facilities fees incurred by the Corporation amounted to $49.3 million in 1994, $44.5 million in 1993, and $28.5 million in 1992. Total compensating balances maintained by the Corporation in lieu of commitment fees averaged $23.5 million in 1994 and $87.2 million in 1993.

     At December 31, 1994, unused short-term credit facilities totaled approximately $18.5 billion and unused long-term credit facilities totaled approximately $19.2 billion.

     Total interest cost incurred in 1994, 1993, and 1992 amounted to $5,465.8 million, $5,717.8 million, and $7,140.4 million, respectively, of which $33.9 million, $44.1 million, and $43.6 million, related to certain real estate, plants, and equipment acquired in those years, was capitalized.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 16. OTHER LIABILITIES AND DEFERRED CREDITS

                                                                            1994         1993
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Employee benefits......................................................   $ 4,630.8    $ 2,597.7
Warranties, dealer and customer allowances, claims, discounts, etc.....    13,290.2     12,552.1
Taxes, other than income taxes.........................................     1,569.8      1,433.4
Payrolls...............................................................     1,844.4      1,976.7
Unpaid insurance losses, loss adjustment expenses, and unearned
  insurance premiums...................................................     2,985.6      2,906.8
Plant closings and other restructurings reserve (excludes
  environmental).......................................................     3,103.6      4,151.7
Interest...............................................................     3,023.2      2,699.4
Deferred credits.......................................................     1,666.3      1,228.5
Governmental and other contract related................................       777.8        802.6
Environmental cleanup..................................................       693.7        659.3
Industrial Development Bonds...........................................       632.9        619.7
Other..................................................................     8,649.0      6,846.9
                                                                          ---------    ---------
     Total.............................................................   $42,867.3    $38,474.8
                                                                          =========    =========

     Certain amounts for 1993 have been reclassified to conform with 1994 classifications.

NOTE 17. STOCKHOLDERS' EQUITY

     In June 1994, General Motors converted all 17,825,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of GM $1 2/3 par value common stock. GM originally issued this stock in June 1991 at a price of $41.375 per share. Holders of the Preference Stock received 0.992435 shares of GM $1 2/3 par value common stock for each share of Preference Stock called for conversion, plus $0.1655 in cash in payment of the accrued and unpaid dividend (covering the June 1 to June 18 period). Fractional shares of GM $1 2/3 par value common stock were paid in cash. A total of 17.7 million shares of GM $1 2/3 par value common stock was issued in this conversion.

     Holders of Series C Depositary Shares are entitled to receive cumulative preferential dividends from the date of issue at the quarterly rate of $0.8125 per share. The Series C Depositary Shares are convertible at any time at the option of the holder into shares of Class E common stock. Commencing in February 1996, GM may, at its option, call any or all of the outstanding Series C Depositary Shares, at specified prices declining to $50 per share in 2002 and thereafter, payable in cash, in shares of $1 2/3 par value common stock, or in a specified combination thereof.

     Holders of $1 2/3 par value, Class E, and Class H common stocks are entitled to one, one-eighth, and one-half vote per share, respectively, on all matters submitted to the stockholders for a vote. The liquidation rights of common stockholders are based on per-share liquidation units of the various classes and are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. At December 31, 1994, each share of $1 2/3 par value, Class E, and Class H common stocks was entitled to a liquidation unit of the same as the vote per share. Holders of GM Class E and Class H common stock have no direct rights in the equity or assets of EDS or GMHE, but rather have rights in the equity and assets of GM (which includes 100% of the stock of EDS and GMHE).

     GM's Certificate of Incorporation provides, generally, that if at any time GM should sell, liquidate, or otherwise dispose of substantially all of EDS, Hughes, or the other business of GMHE, shares of the Corporation's $1 2/3 par value common stock will automatically be exchanged for Class E or Class H common stock, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

     After December 31, 1994 or December 31, 1995, the Board of Directors may exchange $1 2/3 par value common stock for Class E or Class H common stock, respectively, if the Board has declared and paid certain minimum cash dividends during each of the last five years preceding the exchange.

     In the event any of the aforementioned exchanges were to occur, the GM Certificate of Incorporation provides that the Class E or Class H common stockholders would receive $1 2/3 par value common stock having a market value at the time of the exchange equal to 120% of the market value of the Class E or Class H common stock exchanged.

     At December 31, 1994, the Corporation's capital surplus plus net income retained for use in the business (less accumulated deficit) was $9,013.8 million, $3,752.1 million, and $2,169.3 million on $1 2/3 par value, Class E, and Class H common stocks, respectively, as allocated pursuant to GM's Certificate of Incorporation. However, consistent with Delaware law, which governs the amount legally available for the payment of dividends on the Corporation's common stock, the Board of Directors has determined that such amount is materially higher than the Corporation's capital surplus plus net income retained for use in the business (less accumulated deficit).

     Stocks subject to repurchase include $450.0 million at December 31, 1994 and 1993, related to Class H common stock subject to put options by the Howard Hughes Medical Institute (the "Institute"). The Institute has put options for its Class H common stock holdings exercisable at $30 per share on March 1, 1995 for 15 million shares. The Corporation holds an option to call the Institute's shares until February 28, 1995 at a call price of $37.50 per share.

     During 1992, certain redeemable Series H preference stocks totaling $243.9 million were redeemed by the holders of such securities.

                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS
                                                                    EXCEPT PER SHARE AMOUNTS)
Capital Stock
  Preferred Stock, without par value, cumulative dividends
     (authorized, 6,000,000 shares)
     $5.00 series, stated value $100 per share, redeemable
       at Corporation option at $120 per share
       Outstanding at beginning of the year.................   $      --    $   153.0    $   153.0
       Redeemed by the Corporation during the year..........          --       (153.0)          --
                                                               ---------    ---------    ---------
       Outstanding at end of the year (1,530,194 shares in
          1992).............................................          --           --        153.0
                                                               ---------    ---------    ---------
     $3.75 series, stated value $100 per share, redeemable
       at Corporation option at $100 per share
       Outstanding at beginning of the year.................          --         81.4         81.4
       Redeemed by the Corporation during the year..........          --        (81.4)          --
                                                               ---------    ---------    ---------
       Outstanding at end of the year (814,100 shares in
          1992).............................................          --           --         81.4
                                                               ---------    ---------    ---------
  Preference Stock, $0.10 par value (authorized, 100,000,000 shares)
     E series, convertible one-for-four at fixed dates into
       Class E Common Stock
       Issued at beginning of the year......................          --          0.3          1.0
       Redeemed by the Corporation (301 shares in 1993).....          --           --           --
       Converted into shares of Class E Common Stock........          --         (0.3)        (0.7)
                                                               ---------    ---------    ---------
       Issued at end of the year (3,250,906 E-I Series
          shares in 1992)...................................          --           --          0.3
                                                               ---------    ---------    ---------

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS
                                                                    EXCEPT PER SHARE AMOUNTS)
     Series A Conversion, mandatorily convertible
       one-for-one on July 1, 1994 into $1 2/3 par value
       common stock
       Issued at beginning of the year (17,825,000
          shares)...........................................   $     1.8    $     1.8    $     1.8
       Converted into shares of $1 2/3 par value common
          stock (17,825,000 shares).........................        (1.8)          --           --
                                                               ---------    ---------    ---------
       Issued at end of the year (17,825,000 shares in 1993
          and 1992).........................................          --          1.8          1.8
                                                               ---------    ---------    ---------
     Series B 9 1/8% Depositary Shares, stated value $25 per
       share, redeemable at Corporation option on or after
       January 1, 1999 -- issued at end of the year
       (44,300,000 shares, equivalent to 11,075,000 shares
       of nonconvertible Series B 9 1/8% Preference Stock,
       stated value $100 per share).........................         1.1          1.1          1.1
                                                               ---------    ---------    ---------
     Series C Depositary Shares, liquidation preference $50
       per share, convertible one for 1.4078 into Class E
       Common Stock, callable at Corporation option on or
       after February 19, 1996 -- issued during 1992 and
       issued at end of the year (31,880,600 shares,
       equivalent to 3,188,060 shares of Series C
       Convertible Preference Stock)........................         0.3          0.3          0.3
                                                               ---------    ---------    ---------
     Series D 7.92% Depositary Shares, stated value $25 per
       share, redeemable at Corporation option on or after
       August 1, 1999 -- issued during 1992 and issued at
       end of the year (15,700,000 shares, equivalent to
       3,925,000 shares of Series D 7.92% Preference
       Stock)...............................................         0.4          0.4          0.4
                                                               ---------    ---------    ---------
     Series G 9.12% Depositary Shares, stated value $25 per
       share, redeemable at Corporation option on or after
       January 1, 2001 -- issued during 1992 and issued at
       end of the year (23,000,000 shares, equivalent to
       5,750,000 shares of Series G 9.12% Preference
       Stock)...............................................         0.6          0.6          0.6
                                                               ---------    ---------    ---------
  Common Stock, $1 2/3 par value (authorized, 2,000,000,000
     shares)
     Issued at beginning of the year (720,105,471 shares in
       1994)................................................     1,200.2      1,178.1      1,034.9
     Issued in a public offering (57,000,000 shares)........          --           --         95.0
     Issued during the year (16,568,663 shares in 1994).....        27.6         22.1         48.2
     Series A conversion (17,671,648 shares in 1994)........        29.4           --           --
                                                               ---------    ---------    ---------
     Issued at end of the year (754,345,782 shares in 1994,
       720,105,471 in 1993, and 706,831,567 in 1992)........     1,257.2      1,200.2      1,178.1
                                                               ---------    ---------    ---------
  Class E Common Stock, $0.10 par value (authorized,
     1,000,000,000 shares)
     Issued at beginning of the year (263,089,320 shares in
       1994)................................................        26.3         24.2         10.4
     Issued during the year (5,035,935 shares in 1994)......         0.5          2.1          3.4
     Two-for-one stock split in the form of 100% stock
       dividend (104,509,016 shares)........................          --           --         10.4
                                                               ---------    ---------    ---------
     Issued at end of the year (268,125,255 shares in 1994,
       263,089,320 in 1993, and 242,168,653 in 1992)........   $    26.8    $    26.3    $    24.2
                                                               ---------    ---------    ---------

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS
                                                                    EXCEPT PER SHARE AMOUNTS)
  Class H Common Stock, $0.10 par value (authorized,
     600,000,000 shares)
     Issued at beginning of the year (75,705,433 shares in
       1994)................................................   $     7.6    $     7.0    $     3.8
     Issued during the year (3,014,881 shares in 1994)......         0.3          0.6          3.3
     Reclassification of shares subject to repurchase from
       the Howard Hughes Medical Institute..................          --           --         (0.1)
     Reacquired on the open market (292 shares in 1994).....          --           --           --
                                                               ---------    ---------    ---------
     Issued at end of the year (78,720,022 shares in 1994,
       75,705,433 in 1993, and 70,240,927 in 1992)..........         7.9          7.6          7.0
                                                               ---------    ---------    ---------
       Total capital stock at end of the year...............   $ 1,294.3    $ 1,238.3    $ 1,448.2
                                                               =========    =========    =========
Capital Surplus (principally additional paid-in capital)
  Balance at beginning of the year..........................   $12,003.4    $10,971.2    $ 4,710.4
  Preference stock -- amounts in excess of par value of
     Depositary shares issued...............................          --           --      2,496.8
     Series E shares converted..............................          --       (171.2)      (343.6)
     Series A shares converted..............................      (720.5)          --           --
  $1 2/3 par value common stock -- amounts in excess of par
     value of
     Shares issued..........................................       870.2        612.6      2,956.5
     Series A shares converted..............................       692.8           --           --
  Class E Common Stock
     Amounts in excess of par value of
       Series E shares converted............................          --        170.2        335.6
       Shares issued during the year........................       188.7        257.2        265.8
     Amount transferred to Class E Common Stock -- 100%
       stock dividend.......................................          --           --        (10.4)
  Class H Common Stock
     Repurchase price in excess of par value
       Shares reacquired on the open market.................          --         (0.6)        (7.2)
       Reclassification of shares subject to repurchase from
          the Institute.....................................          --           --        (15.0)
     Amounts in excess of par value of shares issued........       114.8        164.0        582.3
                                                               ---------    ---------    ---------
          Balance at end of the year........................   $13,149.4    $12,003.4    $10,971.2
                                                               =========    =========    =========
Net Income Retained for Use in the Business (Accumulated
  Deficit)
  Balance at beginning of the year..........................   $(2,002.9)   $(3,354.2)   $21,525.2
                                                               ---------    ---------    ---------
  Income (Loss) before cumulative effect of accounting
     changes................................................     5,658.7      2,465.8     (2,660.6)
  Cumulative effect of adopting SFAS Nos. 112 and 106,
     respectively...........................................      (758.1)          --    (20,837.7)
                                                               ---------    ---------    ---------
  Net income (loss).........................................     4,900.6      2,465.8    (23,498.3)
                                                               ---------    ---------    ---------
       Total................................................   $ 2,897.7    $  (888.4)   $(1,973.1)
                                                               ---------    ---------    ---------

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS
                                                                    EXCEPT PER SHARE AMOUNTS)
  Cash dividends
     Preferred Stock, $5.00 series, $1.68 per share in 1993
       and $5.00 in 1992....................................   $      --    $     2.6    $     7.7
     Preferred Stock, $3.75 series, $1.26 per share in 1993
       and $3.75 in 1992....................................          --          1.0          3.0
     Preference Stock, E-I series, $1.42 per share in 1993
       and $2.86 in 1992....................................          --          4.6          9.3
     Preference Stock, E-II series, $2.15 per share in
       1992.................................................          --           --          7.0
     Preference Stock, E-III series, $1.08 per share in
       1992.................................................          --           --          3.5
     Preference Stock, H series, $1.08 per share in 1992....          --           --          3.5
     Preference Stock, Series A Conversion, $1.66 per share
       in 1994 and $3.31 in 1993 and 1992...................        32.5         59.0         59.0
     Depositary Shares, Series B, $2.28 per share in 1994
       and 1993 and $2.38 in 1992...........................       101.1        101.1        105.3
     Depositary Shares, Series C, $3.25 per share in 1994
       and 1993 and $2.82 in 1992...........................       103.6        103.6         89.8
     Depositary Shares, Series D, $1.98 per share in 1994
       and 1993 and $0.89 in 1992...........................        31.1         31.1         13.9
     Depositary Shares, Series G, $2.28 per share in 1994
       and $2.34 per share in 1993..........................        52.4         53.8           --
     $1 2/3 par value common stock, $0.80 per share in 1994
       and 1993 and $1.40 in 1992...........................       592.6        565.8        945.4
     Class E Common Stock, $0.48 per share in 1994, $0.40 in
       1993, and $0.36 in 1992..............................       124.8         97.2         76.1
     Class H Common Stock, $0.80 per share in 1994 and $0.72
       in 1993 and 1992.....................................        73.8         64.1         53.3
                                                               ---------    ---------    ---------
       Total cash dividends.................................     1,111.9      1,083.9      1,376.8
                                                               ---------    ---------    ---------
  Less accumulation of redemption value of Series H
     preference stock.......................................          --           --          4.3
                                                               ---------    ---------    ---------
  Less redemption price of preferred stock in excess of
     stated value...........................................          --         30.6           --
                                                               ---------    ---------    ---------
          Balance at end of the year........................   $ 1,785.8    $(2,002.9)   $(3,354.2)
                                                               =========    =========    =========
Minimum Pension Liability Adjustment (Note 4)
  Balance at beginning of the year..........................   $(5,311.2)   $(2,925.3)   $  (936.8)
  Change during the year....................................     1,762.8     (2,385.9)    (1,988.5)
                                                               ---------    ---------    ---------
          Balance at end of the year........................   $(3,548.4)   $(5,311.2)   $(2,925.3)
                                                               =========    =========    =========
Accumulated Foreign Currency Translation Adjustments
  Balance at beginning of the year..........................   $  (494.4)   $  (155.9)   $   467.4
  Changes during the year...................................       394.0       (338.5)      (623.3)
                                                               ---------    ---------    ---------
          Balance at end of the year........................   $  (100.4)   $  (494.4)   $  (155.9)
                                                               =========    =========    =========
Net Unrealized Gains (Losses) on Investments in Certain Debt
  and Equity Securities Balance at beginning of the year....   $   164.3    $   241.6    $   274.0
  Cumulative effect of adopting SFAS No. 115................       241.0           --           --
  Changes during the year...................................      (162.2)       (77.3)       (32.4)
                                                               ---------    ---------    ---------
          Balance at end of the year........................   $   243.1    $   164.3    $   241.6
                                                               =========    =========    =========
Total Stockholders' Equity..................................   $12,823.8    $ 5,597.5    $ 6,225.6
                                                               =========    =========    =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                 1994         1993         1992
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS
                                                                    EXCEPT PER SHARE AMOUNTS)
Memo:
  Retained earnings (accumulated deficit) attributable to:
    $1 2/3 par value Common Stock...........................   $  (778.8)   $(4,080.1)   $(5,021.0)
    Class E Common Stock....................................     1,663.9      1,344.3      1,074.3
    Class H Common Stock....................................       900.7        732.9        592.5
                                                               ---------    ---------    ---------
         Total..............................................   $ 1,785.8    $(2,002.9)   $(3,354.2)
                                                               ==========   ==========   ==========

NOTE 18. SEGMENT REPORTING

INDUSTRY SEGMENTS

     While the major portion of the Corporation's operations is derived from the automotive products industry segment, GM also has financing and insurance operations and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks, and related parts and accessories. The financing and insurance operations assist in the merchandising of General Motors' products as well as other products. GMAC and its subsidiaries offer financial services and certain types of insurance to dealers and customers. In addition, GMAC and its subsidiaries are engaged in mortgage banking and investment services. The other products segment consists of military vehicles, radar and weapon control systems, guided missile systems, and defense and commercial satellites; the design, installation, and operation of business information and telecommunication systems; as well as the design, development, and manufacture of locomotives. Because of the high degree of integration, substantial interdivisional and intersegment transfers of materials and services are made. Intersegment sales and revenues are made at negotiated selling prices.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United States, other North America (Canada and Mexico), and through distributors and dealers overseas.

     Information concerning operations by industry segment follows:

                                                                       FINANCING &
                                                        AUTOMOTIVE      INSURANCE          OTHER
                                                         PRODUCTS      OPERATIONS        PRODUCTS       TOTAL
                                                        ----------    -------------      ---------    ----------
                                                                         (DOLLARS IN MILLIONS)
1994
Net Sales and Revenues
  Outside............................................   $123,253.4      $ 9,418.8        $17,919.3    $150,591.5
  Intersegment.......................................        416.9             --          3,547.2            --
                                                        ----------    -------------      ---------    ----------
    Total............................................   $123,670.3      $ 9,418.8        $21,466.5    $150,591.5(1)
                                                        ----------    -------------      ---------    ----------
Operating Profit.....................................   $  6,116.0            N/A(2)     $ 2,105.3    $  8,221.3
                                                        ----------    -------------      ---------    ----------
Identifiable Assets at Year-End......................   $ 88,064.5      $84,554.6        $23,076.5    $195,695.6
                                                        ----------    -------------      ---------    ----------
Depreciation and Amortization........................   $  5,655.2      $ 3,301.5        $ 1,294.6    $ 10,251.3
                                                        ----------    -------------      ---------    ----------
Capital Expenditures.................................   $  5,545.4      $   132.8        $ 1,546.9    $  7,225.1
                                                        ==========    ============       =========    ==========
1993
Net Sales and Revenues
  Outside............................................   $107,908.5      $ 8,752.0        $16,961.4    $133,621.9
  Intersegment.......................................        118.7             --          3,323.9            --
                                                        ----------    -------------      ---------    ----------
    Total............................................   $108,027.2      $ 8,752.0        $20,285.3    $133,621.9(1)
                                                        ----------    -------------      ---------    ----------
Operating Profit.....................................   $  1,625.7            N/A(2)     $   904.7    $  2,530.4
                                                        ----------    -------------      ---------    ----------
Identifiable Assets at Year-End......................   $ 81,009.0      $79,352.3        $23,753.8    $184,115.1
                                                        ----------    -------------      ---------    ----------
Depreciation and Amortization........................   $  5,281.9      $ 2,892.6        $ 1,267.5    $  9,442.0
                                                        ----------    -------------      ---------    ----------
Capital Expenditures.................................   $  5,164.8      $   118.5        $ 1,187.4    $  6,470.7
                                                        ==========    ============       =========    ==========

- -------------------------
(1) After elimination of intersegment transactions.

(2) Financing and Insurance Operations do not report Operating Profit.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                                       FINANCING &
                                                        AUTOMOTIVE      INSURANCE          OTHER
                                                         PRODUCTS      OPERATIONS        PRODUCTS       TOTAL
                                                        ----------    -------------      ---------    ----------
                                                                         (DOLLARS IN MILLIONS)
1992
Net Sales and Revenues
  Outside............................................   $102,813.9      $10,402.1        $15,316.7    $128,532.7
  Intersegment.......................................        191.0             --          3,349.4            --
                                                        ----------      ---------        ---------    ----------
    Total............................................   $103,004.9      $10,402.1        $18,666.1    $128,532.7(1)
                                                        ----------      ---------        ---------    ----------
Operating Profit (Loss)..............................   $ (3,360.1)           N/A(2)     $   122.7    $ (3,237.4)
                                                        ----------      ---------        ---------    ----------
Identifiable Assets at Year-End......................   $ 83,504.6      $81,422.0        $23,948.1    $188,874.7
                                                        ----------      ---------        ---------    ----------
Depreciation and Amortization........................   $  5,209.1      $ 2,595.5        $ 1,154.4    $  8,959.0
                                                        ----------      ---------        ---------    ----------
Capital Expenditures.................................   $  5,349.1      $   149.7        $ 1,090.8    $  6,589.6
                                                        ==========      =========        =========    ==========

- -------------------------
(1) After elimination of intersegment transactions.
(2) Financing and Insurance Operations do not report Operating Profit.

     A reconciliation of outside net sales and revenues to Total Net Sales and Revenues and of operating profit (loss) to Income (Loss) before Income Taxes detailed in the Statement of Consolidated Operations and a reconciliation of identifiable assets to Total Assets displayed in the Consolidated Balance Sheet follow:

                                                               1994          1993          1992
                                                            ----------    ----------    ----------
                                                                    (DOLLARS IN MILLIONS)
Outside Net Sales and Revenues reported on the prior page
  and above..............................................   $150,591.5    $133,621.9    $128,532.7
Other Income.............................................      4,359.7       4,597.6       3,709.5
                                                            ----------    ----------    ----------
       Total Net Sales and Revenues......................   $154,951.2    $138,219.5    $132,242.2
                                                            ==========    ==========    ==========
Total Operating Profit (Loss) reported on the prior page
  and above..............................................   $  8,221.3    $  2,530.4    $ (3,237.4)
Financing and Insurance Operations.......................      1,439.8       1,572.8       2,101.0
Other Corporate Income and Expenses Less Intersegment
  Transactions...........................................     (1,307.8)     (1,527.9)     (2,196.7)
                                                            ----------    ----------    ----------
       Income (Loss) before Income Taxes.................   $  8,353.3    $  2,575.3    $ (3,333.1)
                                                            ==========    ==========    ==========
Identifiable Assets reported on the prior page and
  above..................................................   $195,695.6    $184,115.1    $188,874.7
Corporate Assets.........................................      5,648.2       7,207.9       4,588.6
Eliminations.............................................     (2,745.1)     (3,122.1)     (3,267.3)
                                                            ----------    ----------    ----------
       Total Assets......................................   $198,598.7    $188,200.9    $190,196.0
                                                            ==========    ==========    ==========

GEOGRAPHIC SEGMENTS

     Net sales and revenues, net income (loss) before cumulative effect of accounting changes, net income (loss), total and net assets, and average number of employees in the U.S., Other North America (Canada and Mexico), and in locations outside North America are summarized on the next page. Net income
(loss) before cumulative effect of accounting changes and net income (loss) are after provisions for deferred income taxes applicable to that portion of the undistributed earnings deemed to be not permanently invested, less available tax credits and deductions, and appropriate consolidating adjustments. Interarea sales and revenues are made at negotiated selling prices. Average number of employees for 1992 does not include NCRS employees.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

                                                           OTHER
                                              UNITED       NORTH                  LATIN       ALL
                                              STATES      AMERICA     EUROPE     AMERICA     OTHER       TOTAL*
                                            ----------   ---------   ---------   --------   --------   ----------
                                                                    (DOLLARS IN MILLIONS)
1994
Net Sales and Revenues
  Outside (excluding GMAC)................  $101,185.6   $ 8,376.7   $24,849.5   $5,304.6   $1,456.4   $141,172.8
  GMAC and related operations.............     6,531.2       781.0     1,894.2       57.2      155.2      9,418.8
  Other income............................     3,193.5       177.7       483.5      354.8      150.1      4,359.6
                                            ----------   ---------   ---------   --------   --------   ----------
      Subtotal outside....................   110,910.3     9,335.4    27,227.2    5,716.6    1,761.7    154,951.2
  Interarea...............................    11,476.9    13,607.4       753.7       90.2       59.2           --
                                            ----------   ---------   ---------   --------   --------   ----------
      Total...............................  $122,387.2   $22,942.8   $27,980.9   $5,806.8   $1,820.9   $154,951.2
                                            ==========   =========   =========   ========   ========   ==========
Income Before Cumulative Effect of
  Accounting Change.......................  $  2,075.5   $ 1,177.3   $ 1,337.1   $  828.5   $  256.9   $  5,658.7
                                            ----------   ---------   ---------   --------   --------   ----------
Net Income................................  $  1,361.9   $ 1,132.8   $ 1,337.1   $  828.5   $  256.9   $  4,900.6
                                            ----------   ---------   ---------   --------   --------   ----------
Total Assets..............................  $154,175.7   $13,765.9   $29,523.6   $4,023.6   $3,463.4   $198,598.7
                                            ----------   ---------   ---------   --------   --------   ----------
Net Assets................................  $ (1,178.2)  $ 4,724.0   $ 6,719.3   $2,178.2   $1,065.3   $ 12,823.8
                                            ----------   ---------   ---------   --------   --------   ----------
Average Number of Employees
  (in thousands)..........................         433         101         126         27          6          693
                                            ==========   =========   =========   ========   ========   ==========
1993
Net Sales and Revenues
  Outside (excluding GMAC)................  $ 89,868.0   $ 7,311.5   $21,847.3   $4,595.0   $1,248.1   $124,869.9
  GMAC and related operations.............     5,921.7       682.0     1,947.6       52.5      148.2      8,752.0
  Other income............................     3,783.5       210.0       345.2      191.3       67.6      4,597.6
                                            ----------   ---------   ---------   --------   --------   ----------
      Subtotal outside....................    99,573.2     8,203.5    24,140.1    4,838.8    1,463.9    138,219.5
  Interarea...............................    10,094.7    13,416.4       433.9      166.9       30.8           --
                                            ----------   ---------   ---------   --------   --------   ----------
      Total...............................  $109,667.9   $21,619.9   $24,574.0   $5,005.7   $1,494.7   $138,219.5
                                            ==========   =========   =========   ========   ========   ==========
Net Income................................  $    190.1   $   680.8   $   604.7   $  798.0   $  160.4   $  2,465.8
                                            ----------   ---------   ---------   --------   --------   ----------
Total Assets..............................  $151,343.5   $10,963.7   $23,395.0   $3,113.4   $2,672.8   $188,200.9
                                            ----------   ---------   ---------   --------   --------   ----------
Net Assets................................  $ (7,315.6)  $ 4,516.3   $ 5,967.3   $2,054.9   $1,001.2   $  5,597.5
                                            ----------   ---------   ---------   --------   --------   ----------
Average Number of Employees
  (in thousands)..........................         448          99         131         27          6          711
                                            ==========   =========   =========   ========   ========   ==========
1992
Net Sales and Revenues
  Outside (excluding GMAC)................  $ 79,783.4   $ 7,509.0   $26,291.9   $3,310.5   $1,235.8   $118,130.6
  GMAC and related operations.............     7,306.2       852.4     2,021.0       43.5      179.0     10,402.1
  Other income............................     3,153.9       188.8       124.3      107.9      134.6      3,709.5
                                            ----------   ---------   ---------   --------   --------   ----------
      Subtotal outside....................    90,243.5     8,550.2    28,437.2    3,461.9    1,549.4    132,242.2
  Interarea...............................     9,925.1    11,699.6       400.0      146.3      122.4           --
                                            ----------   ---------   ---------   --------   --------   ----------
      Total...............................  $100,168.6   $20,249.8   $28,837.2   $3,608.2   $1,671.8   $132,242.2
                                            ==========   =========   =========   ========   ========   ==========
Income (Loss) Before Cumulative Effect of
  Accounting Changes......................  $ (4,885.7)  $   547.4   $ 1,340.2   $  209.5   $  193.3   $ (2,620.6)
                                            ----------   ---------   ---------   --------   --------   ----------
Net Income (Loss).........................  $(25,377.5)  $   168.8   $ 1,332.9   $  209.5   $  193.3   $(23,498.3)
                                            ----------   ---------   ---------   --------   --------   ----------
Total Assets..............................  $148,378.0   $12,851.0   $26,097.8   $2,939.3   $2,584.1   $190,196.0
                                            ----------   ---------   ---------   --------   --------   ----------
Net Assets................................  $ (5,686.9)  $ 3,890.9   $ 5,529.7   $1,721.6   $  917.0   $  6,225.6
                                            ----------   ---------   ---------   --------   --------   ----------
Average Number of Employees
  (in thousands)..........................         478          98         141         26          7          750
                                            ==========   =========   =========   ========   ========   ==========

- -------------------------
* After elimination of interarea transactions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The Corporation (or GM, which for purposes of this note shall be deemed to include its consolidated subsidiaries) is a party to financial instruments with off-balance-sheet risk which it uses in the normal course of business to reduce its exposure to fluctuations in interest rates, and foreign exchange rates, and to meet the financing needs of its customers.

     The primary classes of derivatives used by the Corporation are foreign exchange-forward contracts and options, interest rate forward contracts and options, and forward contracts to purchase or sell mortgages or mortgage-backed securities. Those instruments involve, to varying degrees, elements of credit risk in the event a counter-party should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the approval of and periodic monitoring of financially sound counterparties.

     Since virtually all derivative transactions are entered into to hedge underlying business exposures, market risk in these instruments is largely offset by equal and opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals.

FOREIGN EXCHANGE-FORWARD CONTRACTS AND OPTIONS

     Foreign exchange-forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future.

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

     GM enters into agreements to manage certain foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge debt, firm commitments and anticipated transactions involving vehicles, components and fixed assets and subsidiary dividends. As a general practice, GM has not hedged the foreign exchange exposure related either to the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars. GM uses foreign exchange-forward contracts, purchases foreign exchange options, and may from time to time write options. Cross currency swaps are included in this category and relate to interest rate swaps in which the underlying notional principal amounts are in different currencies.

     At December 31, 1994 and 1993, the Corporation held foreign exchange-forward contracts of approximately $9,030 million and $12,407 million (including cross-currency swaps of $1,161 million and $1,951 million), respectively. At December 31, 1994 and 1993, the Corporation had entered into foreign exchange options of approximately $1,537 million and $2,144 million, respectively. Deferred hedging gains on outstanding contracts hedging firm commitments to purchase inventory or fixed assets totaled $12 million at December 31, 1994. Such amounts are deferred and will be included in the cost of such assets when purchased, to be recognized in operations as part of the basis of these assets. All other foreign exchange-forward contracts and options are marked to market, and recognized with other gains or losses on foreign exchange transactions in the Statement of Consolidated Operations. The Corporation's firm commitments typically extend for periods of up to 12 months but can extend for periods up to 36 months.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

INTEREST RATE FORWARD CONTRACTS AND OPTIONS

     The Corporation's financing and cash management activities subject it to market risk from exposure to changes in interest rates. To manage these exposures, the Corporation has entered into various financial instrument transactions. The Corporation's objective of entering into these transactions is to maintain the desired level of exposure to the risk of interest rate fluctuations and minimize interest expense. To achieve this objective, the Corporation will at times use written options.

     In a limited number of cases, GMAC swaps, matched to specific portfolios of wholesale assets or debt, are executed on a portfolio basis to achieve specific interest rate management objectives. The differential paid or received on such swaps is recorded as an adjustment to interest expense or income over the term of the underlying debt agreement or matched portfolio.

     Interest rate forward contracts are contractual agreements between the Corporation and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options such as interest rate caps, floors, or swaptions generally permit but do not require the purchaser of the option to exchange interest payments in the future. At December 31, 1994 and 1993, the total notional amount of such agreements with off-balance-sheet risk was approximately $14,080 million and $10,984 million, respectively.

     Interest rate forward contracts used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Written options including those embedded in interest rate forward agreements, written interest rate caps, written swaptions, and interest rate forward contracts that do not meet settlement accounting criteria are marked to market with related gains and losses recognized in income on a current basis. Gains (losses) on terminated swap contracts are deferred and recognized as a yield adjustment on the underlying debt; such unamortized gains (losses) totaled approximately ($24) million and $8 million at December 31, 1994 and 1993, respectively.

MORTGAGE CONTRACTS

     The Corporation has also entered contracts to purchase and sell mortgages at specific future dates and has entered certain exchange traded futures contracts in order to reduce exposure to interest rate risk. At December 31, 1994 and 1993, mandatory delivery contracts with investors totaled $694 million and $2,139 million, respectively, and commitments to purchase/fund first mortgage loans at fixed prices and/or mortgage-backed securities totaled $690 million and $1,796 million, respectively. The Corporation's exchange traded futures contracts, which are used to hedge the funding of adjustable rate mortgage loans and mortgage backed securities inventory, mature in the first three quarters of 1995 in notional amounts of approximately $1.2 billion, $2.1 billion, and $1.1 billion, respectively.

     Gains and losses on derivatives, including exchange traded futures, used to hedge interest rate risk associated with rate locked funding commitments and mortgages held for resale are deferred, and considered in the reporting of the underlying mortgages on a lower of cost or market basis. Deferred gains amounted to $2.7 million as of December 31, 1994. Gains and losses on contracts used to reduce interest rate exposure on mortgage backed securities are recognized in the current period. Derivatives used to hedge purchased mortgage servicing rights and loans held for investment have notional values of $482 million and $461 million at December 31, 1994 and 1993, respectively; gains and losses on such contracts are deferred against the basis of the underlying assets.

UNUSED LINES OF CREDIT

     The Corporation grants revolving lines of credit to dealers; unused amounts under these lines were $400 million at December 31, 1994 and $301 million at December 31, 1993. Commitments supported by collateral,

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

generally dealer inventories and real estate, were approximately 52% and 44%, respectively, of the total commitments at December 31, 1994 and 1993. Since many of the commitments are expected to expire without use, total committed amounts do not necessarily represent the Corporation's future liquidity requirements.

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

NOTE 20. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments and SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, the Corporation has provided the following fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value, so the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

     Fair value information presented herein is based on information available at December 31, 1994 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1994 and 1993 may differ significantly from these amounts. The

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

estimated fair value of financial instruments held by the Corporation and its subsidiaries, for which is it practicable to estimate that value, were as follows:

                                                    DECEMBER 31, 1994           DECEMBER 31, 1993
                                                 ------------------------    ------------------------
                                                    BOOK          FAIR          BOOK          FAIR
                                                   VALUE         VALUE         VALUE         VALUE
                                                 ----------    ----------    ----------    ----------
                                                                (DOLLARS IN MILLIONS)
Assets
  Cash and Marketable Securities..............   $ 16,075.6    $ 16,075.6    $ 17,962.7    $ 18,169.4
  Finance Receivables -- net..................     54,048.4      53,869.8      53,848.8      54,620.4
  Accounts and Notes Receivable -- net........      8,742.5       8,742.5       6,340.5       6,340.5
  Other Assets................................      4,341.7       4,551.5       3,368.0       3,847.3
Liabilities
  Accounts Payable............................    (11,635.0)    (11,635.0)    (10,276.5)    (10,276.5)
  Notes and Loans Payable
     Payable within one year..................    (36,108.5)    (36,097.4)    (36,534.0)    (36,732.2)
     Payable beyond one year..................    (37,621.7)    (38,138.9)    (33,907.2)    (35,853.4)
  Other Liabilities...........................       (632.9)       (622.8)       (619.7)       (627.8)
  Stocks Subject to Repurchase................       (450.0)       (445.4)       (450.0)       (429.0)

     The prior table excludes the book value and fair value of financial instrument derivatives which are as follows:

                                                                   FAIR VALUE OF OPEN CONTRACTS (1) AT:
                                                              ----------------------------------------------
                                                                DECEMBER 31, 1994        DECEMBER 31, 1993
                                                              ---------------------    ---------------------
                                                               ASSET      LIABILITY     ASSET      LIABILITY
                                                              POSITION    POSITION     POSITION    POSITION
                                                              --------    ---------    --------    ---------
                                                                          (DOLLARS IN MILLIONS)
Foreign Exchange-Forward Contracts(2)......................     $241        $ (63)       $ 54        $ (52)
Foreign Exchange Options...................................        2           (1)         12          (11)
Interest Rate Forward Contracts............................       48         (296)        179         (141)
Interest Rate Options......................................       --         (126)         --          (69)
Mortgage Contracts.........................................       --           (7)         10           (8)

- -------------------------
(1) The related asset (liability) recorded on the balance sheet for foreign exchange-forward contracts, foreign exchange options, interest rate forward contracts, and interest rate options totaled ($1) million, $1 million, ($10) million, and ($123) million, respectively, at December 31, 1994. There was no related carrying value recorded for mortgage contracts at December 31, 1994.
(2) Foreign exchange contracts include certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $77 million at December 31, 1994 and $6 million at December 31, 1993.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND MARKETABLE SECURITIES

     As a result of GM's January 1, 1994 adoption of SFAS No. 115, certain marketable securities previously recorded at amortized cost are recorded at fair value in 1994. For cash equivalents and marketable securities, fair value is determined principally based on quoted market prices.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- CONTINUED

FINANCE RECEIVABLES

     The fair value is estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) are assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

ACCOUNTS AND NOTES RECEIVABLE AND ACCOUNTS PAYABLE

     For receivables and payables with short maturities, the book values approximate market value.

OTHER ASSETS AND OTHER LIABILITIES

     Other assets reported at December 31, 1994 and 1993 include various financial instruments (e.g., long-term receivables and certain investments) having a fair value based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) are derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in Other Liabilities and Deferred Credits, are based on quoted market prices for the same or similar issues.

NOTES AND LOANS PAYABLE

     The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note, or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 90 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to the Corporation for debt of similar remaining maturities.

STOCKS SUBJECT TO REPURCHASE

     At December 31, 1994 and 1993, the fair value of the Corporation's stock repurchase obligation is based on discounted cash flows assuming redemption by the Institute at the specified exercise date. At the closing Class H common stock price at December 31, 1994 and 1993, the shares subject to repurchase would be valued at $523 million and $585 million, respectively.

FOREIGN EXCHANGE-FORWARD CONTRACTS AND OPTIONS

     The fair value of foreign exchange-forward contracts is estimated by obtaining quotes for futures contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange options is estimated using active exchange quotations for most options, and pricing models for illiquid options.

INTEREST RATE FORWARD CONTRACTS AND OPTIONS

     The fair value of interest rate forward contracts, including contracts with optionality, is estimated using pricing models based upon current market interest rates. Exchange traded futures are valued at quoted market prices.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONCLUDED

MORTGAGE CONTRACTS

     The fair value of such contracts is estimated based upon the amount that would be received or paid to terminate the contracts based on market prices of similar financial instruments and current rates for mortgage loans.

UNUSED LINES OF CREDIT

     Because loans extended under these commitments are at market interest rates, there is no significant fair value position related to the outstanding commitments.

NOTE 21. COMMITMENTS AND CONTINGENT LIABILITIES

     Minimum future commitments under operating leases having noncancellable lease terms in excess of one year, primarily for real property, aggregating $6,296.6 million, are payable $886.1 million in 1995, $702.8 million in 1996, $588.5 million in 1997, $537.5 million in 1998, $504.4 million in 1999, and
$3,077.3 million in 2000 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $1,340.7 million in 1994, $1,343.1 million in 1993, and $1,338.4 million in 1992.

     The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at December 31, 1994. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

                                     * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                  1994 QUARTERS
                                              ------------------------------------------------------
                                                 1ST            2ND            3RD            4TH
                                              ---------      ---------      ---------      ---------
                                                              (DOLLARS IN MILLIONS)
Net sales and revenues.....................   $37,495.4      $40,392.2      $34,510.3      $42,553.3
                                               ========       ========       ========       ========
Income before income taxes.................   $ 2,452.1      $ 3,086.2      $   453.6      $ 2,361.4
U.S. foreign, and other income taxes
  (credit).................................       840.3        1,163.4          (98.4)(1)      789.3
                                              ---------      ---------      ---------      ---------
Income before cumulative effect of
  accounting change........................     1,611.8        1,922.8          552.0        1,572.1
Cumulative effect of accounting change.....      (758.1)(2)         --             --             --
                                              ---------      ---------      ---------      ---------
Net income.................................       853.7        1,922.8          552.0        1,572.1
Dividends on preferred and preference
  stocks...................................        86.8           89.7           72.1           72.1
                                              ---------      ---------      ---------      ---------
Income on common stocks....................   $   766.9      $ 1,833.1      $   479.9      $ 1,500.0
                                               ========       ========       ========       ========
Earnings attributable to common stocks
  $1 2/3 par value before cumulative effect
     of accounting change..................   $ 1,362.1      $ 1,665.3      $   306.0      $ 1,311.8
  Cumulative effect of accounting change...      (751.3)(2)         --             --             --
                                              ---------      ---------      ---------      ---------
  Net earnings attributable to $1 2/3 par
     value.................................   $   610.8      $ 1,665.3      $   306.0      $ 1,311.8
                                               ========       ========       ========       ========
  Net earnings attributable to Class E.....   $    92.1      $   106.5      $   117.3      $   128.5
                                               ========       ========       ========       ========
  Class H before cumulative effect of
     accounting change.....................   $    70.8      $    61.3      $    56.6      $    59.7
  Cumulative effect of accounting change...        (6.8)(2)         --             --             --
                                              ---------      ---------      ---------      ---------
  Net earnings attributable to Class H.....   $    64.0      $    61.3      $    56.6      $    59.7
                                               ========       ========       ========       ========

- -------------------------
(1) The income tax credit in the third quarter of 1994 is primarily a function of the low level of pre-tax income, a low effective tax rate for foreign operations, and a favorable adjustment related to book tax accruals which had been established in prior years.

(2) Effective January 1, 1994, the Corporation adopted SFAS No. 112. The unfavorable cumulative effect of adopting SFAS No. 112 was $758.1 million, or $751.3 million attributable to $1 2/3 par value common stock and $6.8 million attributable to Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                                         1994 QUARTERS
                                                             --------------------------------------
                                                              1ST         2ND       3RD       4TH
                                                             ------      ------    ------    ------
Average number of shares of common stocks outstanding (in
  millions)
  $1 2/3 par value........................................    725.3       733.1     752.7     753.7
  Class E.................................................    257.9       260.1     261.2     261.9
  Class H.................................................     90.6        91.7      92.7      93.3
Earnings per share attributable to common stocks
  $1 2/3 par value before cumulative effect of accounting
     change...............................................   $ 1.86      $ 2.23    $ 0.40    $ 1.74
  Cumulative effect of accounting change..................    (1.05)(1)      --        --        --
                                                             ------      ------    ------    ------
  Net income attributable to $1 2/3 par value.............   $ 0.81      $ 2.23    $ 0.40    $ 1.74
                                                             ======      ======    ======    ======
  Net earnings attributable to Class E....................   $ 0.36      $ 0.41    $ 0.45    $ 0.49
                                                             ======      ======    ======    ======
  Class H before cumulative effect of accounting change...   $ 0.78      $ 0.67    $ 0.61    $ 0.64
  Cumulative effect of accounting change..................    (0.08)(1)      --        --        --
                                                             ------      ------    ------    ------
  Net earnings attributable to Class H....................   $ 0.70      $ 0.67    $ 0.61    $ 0.64
                                                             ======      ======    ======    ======
Cash dividends per share of common stocks
  $1 2/3 par value........................................   $ 0.20      $ 0.20    $ 0.20    $ 0.20
  Class E.................................................     0.12        0.12      0.12      0.12
  Class H.................................................     0.20        0.20      0.20      0.20
Price range of common stocks
  $1 2/3 par value (2): High..............................   $65.38      $60.13    $53.38    $48.38
                      Low.................................    52.00       49.75     46.25     36.13
  Class E (2): High.......................................    36.88       38.00     38.50     39.50
               Low........................................    27.50       32.88     33.00     34.75
  Class H (2): High.......................................    40.38       38.75     38.00     37.75
               Low........................................    32.63       31.75     34.63     31.00

- -------------------------
(1) Includes unfavorable effect of adoption of SFAS No. 112 of $1.05 per share of $1 2/3 par value and $0.08 per share of Class H common stock.

(2) The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1 2/3 par value common stock is also listed on the Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1994, there were 781,909 holders of record of $1 2/3 par value common stock, 354,297 holders of record of Class E, and 394,957 holders of record of Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                                     1993 QUARTERS
                                                   --------------------------------------------------
                                                      1ST          2ND          3RD            4TH
                                                   ---------    ---------    ---------      ---------
                                                     (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues..........................   $34,564.2    $36,250.1    $30,137.5      $37,267.7
                                                   =========    =========    =========      =========
Income (Loss) before income taxes...............   $   930.4    $ 1,532.5    $  (989.7)     $ 1,102.1
U.S. foreign, and other income taxes (credit)...       417.2        643.4       (876.8)(1)      (74.3)(2)
                                                   ---------    ---------    ---------      ---------
Net income (loss)...............................       513.2        889.1       (112.9)(3)    1,176.4(4)
Dividends on preferred and preference stocks....        94.2         89.0         86.8           86.8
                                                   ---------    ---------    ---------      ---------
Income (Loss) on common stocks..................   $   419.0    $   800.1    $  (199.7)     $ 1,089.6
                                                   =========    =========    =========      =========
Earnings (Loss) attributable to common stocks
  Net earnings (loss) attributable to $1 2/3 par
     value......................................   $   300.5    $   662.4    $  (347.0)     $   921.4
  Net earnings attributable to Class E..........   $    74.1    $    87.7    $    98.4      $   107.0
  Net earnings attributable to Class H..........   $    44.4    $    50.0    $    48.9      $    61.2
Average number of shares of common stocks
  outstanding (in millions)
  $1 2/3 par value..............................       707.4        707.9        709.6          715.7
  Class E.......................................       234.7        236.7        246.6          253.5
  Class H.......................................        93.9         86.0         87.4           88.7
Earnings (Loss) per share attributable to common
  stocks
  Net earnings (loss) attributable to $1 2/3 par
     value......................................   $    0.42    $    0.92    ($   0.49)(5)  $    1.28(5)
  Net earnings attributable to Class E..........   $    0.32    $    0.37    $    0.40      $    0.42
  Net earnings attributable to Class H..........   $    0.47    $    0.58    $    0.56      $    0.69
Cash dividends per share of common stocks $1 2/3
  par value.....................................   $    0.20    $    0.20    $    0.20      $    0.20
  Class E.......................................        0.10         0.10         0.10           0.10
  Class H.......................................        0.18         0.18         0.18           0.18
Price range of common stocks
  $1 2/3 par value: High........................   $   41.25    $   44.88    $   49.75      $   57.13
                    Low.........................       32.00        36.38        41.63          42.00
  Class E: High.................................       35.88        33.38        32.50          31.13
           Low..................................       27.63        28.25        26.00          26.50
  Class H: High.................................       27.50        33.00        38.00          42.38
           Low..................................       22.88        23.38        30.50          34.50

- -------------------------
(1) Includes a deferred tax benefit of $444.3 million related to an increase in the U.S. corporate income tax rate.

(2) The effective income tax rate in the fourth quarter of 1993 reflects benefits related to foreign tax credits and taxes on foreign income.

(3) Includes a special restructuring charge of $589.0 million.

(4) Includes a charge of $189.5 million related to the sale of AGT.

(5) Includes favorable (unfavorable) effects on earnings per share of: third quarter 1993 -- 1% U.S. corporate income tax increase of $0.64, increase to the plant-closing reserve of ($0.83), and labor contract-related costs of ($0.20) per share of $1 2/3 par value common stock; and fourth quarter 1993 -- loss on the sale of AGT of ($0.27) per share of $1 2/3 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA

                                                           1994            1993            1992
                                                        ----------      ----------      ----------
                                                                   (DOLLARS IN MILLIONS
                                                                EXCEPT PER SHARE AMOUNTS)
Net sales and revenues...............................   $154,951.2      $138,219.5      $132,242.2
Income (Loss) before income taxes....................   $  8,353.3      $  2,575.3      $ (3,333.1)
% of sales and revenues..............................          5.4%            1.9%           (2.5)%
                                                         =========       =========       =========
Net income (loss)....................................   $  4,900.6      $  2,465.8      $(23,498.3)
Income (Loss) on common stocks.......................   $  4,579.9      $  2,109.0      $(23,804.6)
Rate of return on average common stockholders'
  equity.............................................         79.9%*         104.2%*        (169.3)%*
                                                         =========       =========       =========
$1 2/3 par value common stock
  Earnings (Loss) attributable to....................   $  3,893.9      $  1,537.3      $(23,940.7)
  Cash dividends.....................................        592.6           565.8           945.4
                                                        ----------      ----------      ----------
  Net income retained (loss accumulated).............   $  3,301.3      $    971.5      $(24,886.1)
                                                         =========       =========       =========
  Earnings (Loss) per share..........................   $     5.15      $     2.13      $   (38.28)
  Cash dividends per share...........................         0.80            0.80            1.40
                                                        ----------      ----------      ----------
  Net income retained (loss accumulated) per share...   $     4.35      $     1.33      $   (39.68)
                                                         =========       =========       =========
Class E common stock
  Earnings attributable to...........................   $    444.4      $    367.2      $    278.4
  Cash dividends.....................................        124.8            97.2            76.1
                                                        ----------      ----------      ----------
  Net income retained................................   $    319.6      $    270.0      $    202.3
                                                         =========       =========       =========
  Earnings per share.................................   $     1.71      $     1.51      $     1.33
  Cash dividends per share...........................         0.48            0.40            0.36
                                                        ----------      ----------      ----------
Net income retained per share........................   $     1.23      $     1.11      $     0.97
                                                         =========       =========       =========
Class H common stock
  Earnings (Loss) attributable to....................   $    241.6      $    204.5      $   (142.3)
  Cash dividends.....................................         73.8            64.1            53.3
                                                        ----------      ----------      ----------
  Net income retained (loss accumulated).............   $    167.8      $    140.4      $   (195.6)
                                                         =========       =========       =========
  Earnings (Loss) per share..........................   $     2.62      $     2.30      $    (2.29)
  Cash dividends per share...........................         0.80            0.72            0.72
                                                        ----------      ----------      ----------
  Net income retained (loss accumulated) per share...   $     1.82      $     1.58      $    (3.01)
                                                         =========       =========       =========

- -------------------------
* The large negative return in 1992 and the high returns in 1993 and 1994 reflect the adoption of SFAS No. 106 and its impact on lowering average common stockholders' equity.

     The Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1994. The unfavorable cumulative effect of adopting SFAS No. 112 was $751.3 million or $1.05 per share of $1 2/3 par value and $6.8 million or $0.08 per share of Class H common stock.

     The Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1992. The unfavorable cumulative effect of adopting SFAS No. 106 was $20,687.3 million or $33.38 per share of $1 2/3 par value and $150.4 million or $2.08 per share of Class H common stock. Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses. The unfavorable effect of this change on 1992 earnings was $32.8 million or $0.05 per share of $1 2/3 par value and $7.2 million or $0.10 per share of Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                                         1991            1990
                                                                      ----------      ----------
                                                                         (DOLLARS IN MILLIONS
                                                                      EXCEPT PER SHARE AMOUNTS)
Net sales and revenues.............................................   $123,108.8      $124,705.1
Loss before income taxes...........................................   $ (5,892.3)     $ (2,217.1)
% of sales and revenues............................................         (4.8)%          (1.8)%
                                                                       =========       =========
Net loss...........................................................   $ (4,452.8)     $ (1,985.7)
Loss on common stocks..............................................   $ (4,523.2)     $ (2,023.9)
Rate of return on average common stockholders' equity..............        (15.9)%          (6.1)%
                                                                       =========       =========
$1 2/3 par value common stock
  Loss attributable to.............................................   $ (4,851.4)     $ (2,378.3)
  Cash dividends...................................................        983.4         1,804.7
                                                                      ----------      ----------
  Loss accumulated.................................................   $ (5,834.8)     $ (4,183.0)
                                                                       =========       =========
  Loss per share...................................................   $    (7.97)     $    (4.09)
  Cash dividends per share.........................................         1.60            3.00
                                                                      ----------      ----------
  Loss accumulated per share.......................................   $    (9.57)     $    (7.09)
                                                                       =========       =========
Class E common stock
  Earnings attributable to.........................................   $    223.6      $    194.4
  Cash dividends...................................................         62.5            52.4
                                                                      ----------      ----------
  Net income retained..............................................   $    161.1      $    142.0
                                                                       =========       =========
  Earnings per share*..............................................   $     1.14      $     1.04
  Cash dividends per share*........................................         0.32            0.28
                                                                      ----------      ----------
  Net income retained per share*...................................   $     0.82      $     0.76
                                                                       =========       =========
Class H common stock
  Earnings attributable to.........................................   $    104.6      $    160.0
  Cash dividends...................................................         54.3            63.4
                                                                      ----------      ----------
  Net income retained..............................................   $     50.3      $     96.6
                                                                       =========       =========
  Earnings per share...............................................   $     1.39      $     1.82
  Cash dividends per share.........................................         0.72            0.72
                                                                      ----------      ----------
  Net income retained per share....................................   $     0.67      $     1.10
                                                                       =========       =========

- -------------------------
* Adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend distributed on March 10, 1992.

     Effective January 1, 1991, accounting procedures were changed to include in inventory general purpose spare parts previously charged directly to expense. The effect of this change on 1991 earnings was a favorable adjustment of $302.7 million or $0.50 per share of $1 2/3 par value and $3.8 million or $0.04 per share of Class H common stock. Also, the Corporation adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1991. The favorable (unfavorable) cumulative effect of adopting SFAS No. 109 was $230.5 million or $0.38 per share of $1 2/3 par value, $(6.1) million or $(0.03) per share of Class E and $8.3 million or $0.09 per share of Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTARY INFORMATION -- CONCLUDED

                                                               1994          1993          1992
                                                            ----------    ----------    ----------
                                                                    (DOLLARS IN MILLIONS)
Average number of shares of common stocks outstanding (in
  millions)
  $1 2/3 par value.......................................        741.3         710.2         670.5
  Class E................................................        260.3         243.0         209.1
  Class H................................................         92.1          88.6          75.3
Cash dividends on capital stocks as a percent of net
  income.................................................         22.7%         44.0%          N/A
Expenditures for real estate, plants, and equipment......   $  4,883.7    $  3,822.1    $  4,336.7
Expenditures for special tools...........................   $  2,341.4    $  2,648.6    $  2,252.9
Cash and marketable securities...........................   $ 16,075.6    $ 17,962.7    $ 15,107.7
Working capital (with GMAC on an equity basis)...........   $    700.9    $  2,822.2    $ 10,938.6
Current ratio (with GMAC on an equity basis).............         1.02          1.08          1.32
Total assets.............................................   $198,598.7    $188,200.9    $190,196.0
Long-term debt and capitalized leases
  (with GMAC on an equity basis).........................   $  6,218.7    $  6,383.6    $  7,055.4

                                                                           1991          1990
                                                                        ----------    ----------
                                                                         (DOLLARS IN MILLIONS)
Average number of shares of common stocks outstanding
  (in millions)
  $1 2/3 par value...................................................        614.6         601.5
  Class E *..........................................................        195.3         187.1
  Class H............................................................         73.7          88.1
Cash dividends on capital stocks as a percent of net income..........          N/A           N/A
Expenditures for real estate, plants, and equipment..................   $  4,255.1    $  4,249.9
Expenditures for special tools.......................................   $  2,956.8    $  3,155.5
Cash and marketable securities.......................................   $ 10,192.4    $  7,821.4
Working capital (with GMAC on an equity basis).......................   $ 10,807.1    $ 10,915.1
Current ratio (with GMAC on an equity basis).........................         1.36          1.37
Total assets.........................................................   $184,074.6    $180,236.5
Long-term debt and capitalized leases
  (with GMAC on an equity basis).....................................   $  6,699.1    $  4,923.8

- -------------------------
* Adjusted to reflect the two-for-one stock split in the form of 100% stock dividends distributed on March 10, 1992.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with the competitive position and environmental matters discussions included in Part I, Item 1, which are specifically incorporated by reference herein.

     General Motors Corporation reported record consolidated net income for 1994 of $4,900.6 million, or $5.15 per share of GM $1 2/3 par value common stock, including the unfavorable effect of a postemployment benefits accounting change. The record was reached as a result of positive contributions from all five major business sectors, including solid profitability in GM's North American Automotive Operations (NAO). This compares to consolidated net income in 1993 of $2,465.8 million, or $2.13 per share of $1 2/3 par value common stock, and a net loss in 1992 of $23,498.3 million, or $38.28 per share of $1 2/3 par value common stock.

                                                                                      1994
                                                                                     O/(U)
                       BUSINESS SECTOR RESULTS                    1994     1993*      1993
        ------------------------------------------------------   ------    ------    ------
                                                                   (DOLLARS IN MILLIONS)
        NAO...................................................   $  690    $ (872)   $1,562
        IO....................................................    1,582     1,115       467
        GMAC..................................................      920       981       (61)
        EDS...................................................      822       724        98
        GMHE..................................................    1,049       922       127
        Other.................................................     (162)     (404)      242
                                                                 ------    ------    ------
             Total............................................   $4,901    $2,466    $2,435
                                                                 ======    ======    ======

- -------------------------
* Reflects 1994 classifications

     GM sales and revenues increased 12.1% to $155.0 billion in 1994 and 4.5% to $138.2 billion in 1993. Dollar sales and revenues include price adjustments of $2.5 billion in 1994, $3.6 billion in 1993, and $2.5 billion in 1992. Profit
(loss) margin -- income (loss) as a percent of sales and revenues -- with GMAC on an equity basis -- has improved 5.7 percentage points since 1992, when GM reported a net loss margin of 2.2% (excluding the SFAS No. 106 accounting change). However, the 1994 net profit margin of 3.5% is short of GM's goal of an average annual net margin of at least 5% over the auto industry business cycle.

     Cost of sales and other operating charges as a percent of net sales and revenues -- with GMAC on an equity basis -- was 82.8% in 1994, 85.0% in 1993, and 88.9% in 1992. The improvement in 1994 versus 1993 is primarily attributable to NAO where reduced material costs as a result of global sourcing, improved manufacturing performance and a reduction in hourly employment despite increased vehicle production. These favorable items were partially offset by higher corporate-wide engineering costs to support new model development, as reflected by the $1.0 billion increase in research and development expenses, and increased costs of emissions and safety equipment. The improvement in 1993 versus 1992 primarily reflects cost improvements at NAO due to consolidation efforts, purchasing savings, cost cutting in the automotive components group, a 13% reduction in vehicle assembly hours, and reductions in both salaried and hourly headcount.

Special Items

     All three years contained certain nonrecurring special items. Results in 1994 included the unfavorable effect of the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, amounting to $758.1 million after-tax, or $1.05 per $1 2/3 par value share and $0.08 per share of Class H common stock.

     The 1993 results included an after-tax increase of $589.0 million in the Corporation's previously announced plant closing reserve, labor contract-related costs of $143.8 million after-tax, primarily reflecting the recognition of lump-sum payments to retirees to be made in 1995 and 1996, and an after-tax loss of $189.5 million on the sale of the Allison Gas Turbine Division (AGT). These unfavorable special items were partially offset by the $444.3 million favorable impact of the increase in the U.S. corporate income tax rate. The higher tax rate resulted in a benefit due to the Corporation's deferred tax asset position.

     The results in 1992 were severely affected by the adoption of SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The total unfavorable cumulative effect of this accounting change was $20,837.7 million, or $33.38 per $1 2/3 par value share and $2.08 per share of Class H common stock.

     Additionally, several other nonrecurring charges to earnings were recorded during 1992. GM reduced the basis of its investment in National Car Rental System Inc. (NCRS) resulting in a charge to earnings of $744.1 million after taxes, or $1.11 per share of $1 2/3 par value common stock. GM also recognized a $165.1 million after-tax gain on the sale of its equity investment in Daewoo Motor Co., or $0.25 per share of $1 2/3 par value common stock. The 1992 loss included a one-time special restructuring charge of $749.4 million after taxes, or $0.97 per share of $1 2/3 par value common stock and $1.87 per share of Class H common stock, primarily attributable to redundant facilities and related employment costs at Hughes Aircraft Company (Hughes).

     Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses from the percentage-of-completion (cost-to-cost) method to the units-of-delivery method resulting in an unfavorable effect of $40.0 million, or $0.05 per share of $1 2/3 par value and $0.10 per share of Class H common stock.

     Excluding special items in these years, GM had income of $5,658.7 million in 1994 and $2,943.8 million in 1993, compared to a loss of $1,292.2 million in 1992. After considering preferred and preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stocks, this represents income per share of $6.20 and $2.79 on $1 2/3 par value common stock in 1994 and 1993 and a loss per share of $3.02 in 1992.

     The following table summarizes these data:

                                                                  1994        1993         1992
                                                                --------    --------    ----------
                                                                      (DOLLARS IN MILLIONS)
Consolidated Net Income (Loss) as reported...................   $4,900.6    $2,465.8    $(23,498.3)
                                                                --------    --------    ----------
Add (deduct) net of tax cumulative effect of accounting
  changes and special items
     Unfavorable cumulative effect of accounting changes
       Postemployment benefits...............................      758.1          --            --
       Postretirement benefits other than pensions...........         --          --      20,837.7
       Hughes revenue recognition policy.....................         --          --          40.0
  Special nonrecurring items
     Increase in plant closing reserve (GMHE restructuring in
       1992).................................................         --       589.0         749.4
     Labor contract-related costs............................         --       143.8            --
     Loss on sale of AGT.....................................         --       189.5            --
     Increase in U.S. corporate income tax rate..............         --      (444.3)           --
     Write-down of investment in NCRS........................         --          --         744.1
     Gain on the sale of Daewoo Motor Co. ...................         --          --        (165.1)
                                                                --------    --------    ----------
          Total cumulative effect of accounting changes and
            special items....................................      758.1       478.0      22,206.1
                                                                --------    --------    ----------
Income (Loss) on a comparable basis..........................   $5,658.7    $2,943.8    $ (1,292.2)
                                                                 =======     =======     =========

Worldwide Wholesale Sales

     Worldwide wholesale vehicle sales totaled 8,328,000 units in 1994, up 7.0% from 1993, reflecting higher sales in all regions. GM unit sales rose 6.1% in the United States, 9.2% in other North American countries, and 8.2% overseas. GM's worldwide wholesale sales of cars in 1994 were 5,480,000 units, up 6.0% from 1993. Truck sales were 2,848,000 units, an 8.9% increase.

     GM reported worldwide wholesale sales of vehicles of 7,785,000 units in 1993, up 1.3% from 1992. GM unit sales rose 7.9% in the United States but declined 5.2% in other North American countries and 7.9% overseas. GM's worldwide wholesale sales of cars in 1993 were 5,169,000 units, down 1.1% from 1992. Truck sales were 2,616,000 units, a 6.4% increase.

                                          CARS                      TRUCKS                      TOTAL
                                 -----------------------    -----------------------    -----------------------
  WORLDWIDE WHOLESALE SALES      1994     1993     1992     1994     1993     1992     1994     1993     1992
- ------------------------------   -----    -----    -----    -----    -----    -----    -----    -----    -----
                                                             (UNITS IN THOUSANDS)
United States.................   3,049    2,953    2,809    1,967    1,776    1,572    5,016    4,729    4,381
Other North America...........     304      285      296      217      192      207      521      477      503
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
Total North America...........   3,353    3,238    3,105    2,184    1,968    1,779    5,537    5,206    4,884
Overseas......................   2,127    1,931    2,122      664      648      679    2,791    2,579    2,801
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
     Total....................   5,480    5,169    5,227    2,848    2,616    2,458    8,328    7,785    7,685
                                 =====    =====    =====    =====    =====    =====    =====    =====    =====

Vehicle Unit Deliveries of Cars and Trucks Worldwide

                                        1994                         1993                         1992
                              -------------------------    -------------------------    -------------------------
                                                  GM AS                        GM AS                        GM AS
                                                   A %                          A %                          A %
                                                   OF                           OF                           OF
                              INDUSTRY     GM     INDUS.   INDUSTRY     GM     INDUS.   INDUSTRY     GM     INDUS.
                              --------    -----   -----    --------    -----   -----    --------    -----   -----
                                                             (UNITS IN THOUSANDS)
United States
  Cars......................    8,991     3,079   34.3 %     8,519     2,927   34.4 %     8,215     2,870   34.9 %
  Trucks....................    6,422     1,984   30.9 %     5,682     1,786   31.4 %     4,905     1,580   32.2 %
                              --------    -----            --------    -----            --------    -----
     Total United States....   15,413*    5,063   32.9 %    14,201*    4,713   33.2 %    13,120*    4,450   33.9 %
Other North America
  Canada....................    1,257       410   32.6 %     1,190       378   31.8 %     1,225       404   33.0 %
  Mexico....................      619       114   18.4 %       607       107   17.6 %       679       121   17.8 %
                              --------    -----            --------    -----            --------    -----
     Total North America....   17,289     5,587   32.3 %    15,998     5,198   32.5 %    15,024     4,975   33.1 %
                              --------    -----            --------    -----            --------    -----
International
  Europe
     Germany................    3,468       553   15.9 %     3,455       547   15.8 %     4,267       692   16.2 %
     United Kingdom.........    2,129       348   16.3 %     1,975       340   17.2 %     1,795       306   17.0 %
     Other West Europe......    7,701       754    9.8 %     7,196       671    9.3 %     9,123       774    8.5 %
                              --------    -----            --------    -----            --------    -----
       Total West Europe....   13,298     1,655   12.4 %    12,626     1,558   12.3 %    15,185     1,772   11.7 %
     Central/East Europe....    2,274        52    2.3 %     2,949        64    2.2 %     2,345        34    1.4 %
                              --------    -----            --------    -----            --------    -----
       Total Europe.........   15,572     1,707   11.0 %    15,575     1,622   10.4 %    17,530     1,806   10.3 %
                              --------    -----            --------    -----            --------    -----
  Latin America
     Brazil.................    1,398       269   19.2 %     1,135       255   22.5 %       772       176   22.8 %
     Venezuela..............       75        22   29.3 %       125        31   24.8 %       131        31   23.7 %
     Other Latin American...    1,149       120   10.4 %     1,015       121   11.9 %       844       107   12.7 %
                              --------    -----            --------    -----            --------    -----
       Total Latin
          America...........    2,622       411   15.7 %     2,275       407   17.9 %     1,747       314   18.0 %
                              --------    -----            --------    -----            --------    -----
  All Other
     Asia/Pacific
       Australia............      616       122   19.8 %       556       102   18.3 %       543       100   18.4 %
       Other Asia/Pacific...   11,844       424    3.6 %    11,152       393    3.5 %    10,154       498    4.9 %
                              --------    -----            --------    -----            --------    -----
          Total
            Asia/Pacific....   12,460       546    4.4 %    11,708       495    4.2 %    10,697       598    5.6 %
     Africa.................      487        62   12.7 %       518        57   11.0 %       503        54   10.7 %
     Middle East............      661        69   10.4 %       730        72    9.9 %       811        80    9.9 %
                              --------    -----            --------    -----            --------    -----
       Total All Other......   13,608       677    5.0 %    12,956       624    4.8 %    12,011       732    6.1 %
                              --------    -----            --------    -----            --------    -----
          Total
            International...   31,802     2,795    8.8 %    30,806     2,653    8.6 %    31,288     2,852    9.1 %
                              --------    -----            --------    -----            --------    -----
Total Worldwide.............   49,091     8,382   17.1 %    46,804     7,851   16.8 %    46,312     7,827   16.9 %
                               ======     =====             ======     =====             ======     =====

- -------------------------
* Includes foreign brands of 4,151,000 units, or 26.9%, in 1994, 3,723,000 units, or 26.2%, in 1993, and 3,633,000 units, or 27.7%, in 1992.

EMPLOYMENT AND PAYROLLS                                          1994         1993         1992
                                                               ---------    ---------    ---------
Average worldwide employment
  GM (excluding units listed below).........................     516,300      531,700      571,000
  GMAC......................................................      18,000       18,300       19,200
  EDS.......................................................      75,400       71,500       70,500
  GMHE......................................................      77,100       83,400       89,300
  NCRS......................................................       6,000        5,900           --
                                                               ---------    ---------    ---------
  Average number of employees...............................     692,800      710,800      750,000
                                                               =========    =========    =========
Worldwide payrolls (in millions)............................   $31,737.3    $29,805.8    $30,340.5
Average U.S. hourly employment(1)(2)........................     226,800      235,240      256,250
U.S. hourly payrolls(1) (in millions).......................   $13,582.3    $12,438.9    $12,408.2
Average labor cost per active hour worked -- U.S.
  hourly(1).................................................   $   44.23    $   42.72    $   42.21
U.S. and Canadian employment at December 31 (including
  outside contract personnel, excluding saleable
  engineers)(3)
     Salaried...............................................      72,800       71,400       79,600
     Hourly(4)..............................................     274,400      290,400      316,400
                                                               ---------    ---------    ---------
       Total................................................     347,200      361,800      396,000
                                                               =========    =========    =========

- -------------------------
(1) Excludes EDS, Hughes, Saturn, and NCRS.

(2) Includes employees "at work" (excludes laid-off employees receiving benefits).

(3) Excluding GMAC, EDS, GMHE, and NCRS.

(4) Includes employees "on roll" (includes laid-off employees receiving benefits).

NAO

     1994 was a pivotal year in the financial turnaround of NAO. NAO returned to profitability in 1994 after having incurred four consecutive years of losses. During 1994, NAO continued its ongoing efforts to improve performance in the four key areas: profitability, product quality, organizational consolidation, and cost reduction.

     In terms of profitability, NAO reported net income of $690.0 million, an improvement of $1,562.3 million over 1993. 1994 net income included a one-time $707.7 million after-tax charge resulting from the adoption of SFAS No. 112. Excluding this one-time charge, NAO's net income of $1,397.7 million was a $2,270.0 million improvement over 1993.

     Profit improvement was the result of higher vehicle volumes and outside component sales as well as reduced sales allowance expense, improved manufacturing performance, and reduced material costs from global sourcing. These improvements were offset by higher engineering costs to support new model development, and increased costs of emissions and safety equipment.

     NAO's 1993 loss of $872.3 million represented a $4.7 billion improvement over 1992. This improvement was realized despite a $589.0 million after-tax increase to the plant closing reserve and labor contract-related costs of $143.8 million after tax.

     Due to the strong vehicle market, U.S. 1994 truck deliveries were at an all-time record high of nearly 2 million units despite capacity constraints which prevented GM from fully satisfying market demand. Truck deliveries in 1994 increased 198,000 units from 1993. GM's share of U.S. truck deliveries was 30.9% in 1994, 31.4% in 1993, and 32.2% in 1992.

     GM's U.S. passenger car deliveries exceeded the 3 million mark for the first time in four years, and were up 152,000 units from 1993. The Corporation's share of U.S. car deliveries was 34.3% in 1994, 34.4% in 1993, and 34.9% in 1992. GM's share of total U.S. vehicle unit deliveries was 32.9% in 1994, compared to 33.2% in 1993 and 33.9% in 1992.

     Market share for 1994 was adversely affected by disruptions in vehicle supply due to labor strikes, significant model changes, and capacity constraints as well as a continuation of the planned reduction in low profit fleet sales. This planned reduction in low profit fleet sales also reduced 1993 market share. As a result of GM's reduction in fleet sales and the strong acceptance of GM product in the marketplace, incentives decreased $1,039 million in 1994 from 1993, and $1,336 million in 1993 from 1992.

     During 1994, Delphi Automotive Systems (formerly Automotive Components Group Worldwide -- renamed in February 1995), while fully participating in higher NAO vehicle volumes, continued to focus on aggressively growing non-NAO business worldwide. Delphi non-NAO sales grew by $800 million. In addition, Delphi obtained several major contracts for new non-NAO business and completed 12 ventures/acquisitions, adding manufacturing capability in such places as China, Mexico, and Italy.

     In terms of product quality, GM continued to stress quality over quantity. From a quality perspective, internal measures showed that the 1995 model year start-up was the best ever. In addition, during 1994 GM continued to show an improvement in customer surveys of overall customer satisfaction with the purchase experience as well as with overall product satisfaction.

     Proceeding with its ongoing organizational consolidation objectives, NAO combined its three car passenger car platforms and Saturn under two groups: the Small Car Group comprised of Saturn Corporation and the Lansing Automotive Division, and the Midsize and Luxury Car Group comprised of the Midsize Car Division and Cadillac Luxury Car Division. This organizational change enabled the newly-formed groups to have a clear market-driven focus, retain the uniqueness of its products and take advantage of NAO-wide economies of scale facilitated by the use of common parts, processes, and systems throughout the operations.

     NAO continued to consolidate and close selected plants during 1994. These plant closings were executed as part of NAO's previously announced plan to reduce its annual capacity to 5.4 million U.S. and Canada passenger cars and light-duty trucks, while introducing new products which appeal to the growing trucks market segment. Several steps were taken by Delphi during 1994 so as to "right-size" the organization and significantly improve cost competitiveness. Delphi completed the sale of its axle, forge, and propshaft business, motors and actuators business, light and heavy duty starter motor business, and heavy duty generator business. These divestitures allowed Delphi to focus resources on core businesses.

     Cost reduction remained a key strategy. NAO continued to achieve significant savings from its global sourcing and advanced purchasing strategies during 1994 as well as lean manufacturing and organizational consolidations.

     Lean manufacturing is a long-term strategy and is continually modified to meet changing events and consumer demands. During 1994, NAO achieved progress in its lean manufacturing target areas while increasing U.S. vehicle production. Delphi increased its utilization of three shifts and 24 hour manufacturing operations, and implemented second and third tier wage agreements with some of its unions.

     Balancing plant capacity and plant labor will be an ongoing challenge for NAO during 1995 and future years. Management intends to continually review its manufacturing processes and where appropriate realign capacity and selectively add labor.

     Salaried employment in the United States and Canada was 72,800 at the end of 1994, up from 71,400 at the end of 1993 and down from 79,600 at the end of 1992. Hourly employment in the U.S. and Canada declined to 274,400 at the end of 1994, down from 290,400 at the end of 1993 and 316,400 at the end of 1992. During 1994, several facilities were divested to Delco Remy America, ITT Automotive -- Electrical Systems N.A., and American Axle, representing approximately 12,500 jobs. In December 1992, GM and the United Auto Workers reached agreement to offer an early retirement incentive plan aimed at reducing hourly employment. This plan was offered in the first quarter of 1993 and accepted by 16,500 hourly employees.

     Although 1994 was a breakthrough year for NAO, there remains a significant amount of work to be done in order to achieve the goals set out in the NAO turnaround plan, and to enable NAO to reach its full potential. In this regard, NAO Management intends to maintain the momentum in implementing continued operational and financial improvements in the ensuing years. The turnaround strategies developed by the

NAO Management Team aggressively address both short-term and long-term challenges facing the North American automotive industry. Through implementation of these strategies, NAO Management and its employees intend to continue the turnaround of GM's North American Operations and build a successful, dynamic organization poised to enter the 21st century as a strong competitor in the automotive market.

International Automotive Operations

     GM's International Automotive Operations (IO) recorded a substantial improvement in profitability in 1994. IO reported income of $1,582.4 million in 1994 versus $1,115.3 million in 1993 and $1,435.5 million in 1992. The 1994 results reflected significant improvements in GM Europe's earnings versus 1993 when vehicle deliveries totaled only 1,622,000 units and the continuation of strong financial results in GM's Latin American Operations (LAO). IO results in 1993 reflected record sales and profits in LAO and Europe remained profitable despite an extremely difficult economic climate and low industry vehicle unit deliveries.

     In 1994, the West European car and truck market increased to 13.3 million units with GM achieving a share of 12.4% compared with 12.3% in 1993 and 11.7% in 1992.

     With an overall 13.2% share of the passenger car market in 1994, GM maintained its second place among all manufacturers of passenger cars in Western Europe. However, the technically identical Opel/Vauxhall model series again was 'number one' in the Western European car market for the third consecutive year with a market share of 12.6%. This marginal fall in the passenger car market share from the 1993 share of 12.7% reflected a number of factors including restricted availability of the successful new Omega and its predecessor model in the first half of the year, total international demand for the Corsa exceeding capacity, and much of the market growth coming in France where GM has a less than average share.

     During 1993, GM's Western European vehicle unit deliveries declined by 12.1%, although GM increased its car and truck market share to 12.3% from 11.7% in 1992. Overall passenger car market share increased from 12.7% in 1992 to 13.4% in 1993. Market share increased for Opel/Vauxhall for the fifth straight year.

     Significant further progress was made in a number of markets. In the Netherlands, Opel was market leader for the 26th consecutive year with a share of 14.9%, up from 14.1% in 1993. Opel became market leader in Finland and Hungary, and in Ireland moved up to second place in the market with a best ever share of 14.9%, compared with 13.9% in 1993. Market leadership was maintained in Switzerland and Portugal, and in Germany, GM increased its share from 15.8% last year to 15.9%.

     In Sweden, Saab increased its market share from 10.1% in 1993 to 11.5%, continuing the process of recovery and contributing to the return to a profit-making position. Worldwide retail sales of the Saab lineup increased 20.5% in 1994 compared with 1993 levels.

     GM Europe's profit for the 1994 calendar year showed a significant improvement over 1993. The improvement was primarily due to strong volume gains, lower employment-separation program costs, and continued manufacturing- and material-cost reductions.

     LAO's performance once again exceeded all previous vehicle sales. By capitalizing on industry expansions throughout the region, GM posted all-time record deliveries of over 411,000 units (up 1.2% vs. 1993). GM's market share (15.7%), however, was adversely impacted by continued capacity constraints in Brazil and the timing of GM's start-up in Argentina (not until the third quarter) -- two of the fastest growing markets. GM do Brasil's sales increased 5.5% from the 1993 level. Sales and earnings records were established in Colombia, while GM Chile also achieved its second best year in history. Recently approved capital expenditures, targeted at capacity expansion, will keep LAO poised for the future and allow it to take advantage of market growth. All this was accomplished amidst political uncertainty and continued competitive pressures from Eastern European and Asian entries.

     While attaining a 29.6% increase in unit deliveries in 1993 (versus 1992) to 407,000 units, GM continued to strengthen its financial position in Latin America by posting record operating profit as well. The region also benefited from a relatively low effective tax rate in 1993.

     Record 1994 sales in Brazil, Colombia, and Ecuador, combined with year-to-year increases in Argentina, Bolivia, Chile, and Peru, all contributed to GM's 15.7% regional market share -- its highest overseas. The region also experienced a trend toward expanded growth in intra-regional exports brought on by expanded regional trade pacts. Intra-regional exports were up 15% in 1994 versus 1993.

     In the Asia-Pacific region, financial performance continued on a favorable course. Strong results at GM Holden's Automotive (GMHA) and improved earnings at Isuzu Motor Limited (Isuzu) more than balanced the substantial business development costs of expanding GM operations in the region's fast growing economies. GMHA reported record profits, sparked by the success of its popular Holden Commodore model. Meanwhile, Isuzu continued with a major financial turnaround and posted higher profits in 1994. GM's expansion efforts in the region were bolstered by market share and sales volume increases, especially in Australia, Taiwan and Thailand. New initiatives included the start of Opel passenger car assembly in Indonesia and the launch of several new Opel models in the region. The Opel Corsa continued its trendsetting pattern of worldwide acceptance with successful launches throughout the Asia-Pacific region, including Australia where it was introduced as the Holden Barina.

GMAC

     General Motors Acceptance Corporation (GMAC) serves the financing and insurance needs of GM customers. Reference should be made to the condensed GMAC financial statements included in Note 11 to the Financial Statements. The Corporation hereby encourages reference to the GMAC 1994 Annual Report on Form 10-K to the Securities and Exchange Commission.

     Consolidated net income for GMAC and its subsidiaries totaled $919.7 million in 1994, or $61.4 million and $16.4 million below income reported in 1993 and 1992, respectively. In this regard, 1994 income reflects an unfavorable first quarter after-tax charge of $7.4 million related to the cumulative effect on income resulting from the implementation of SFAS No. 112. Also, 1992 income reflects a cumulative unfavorable adjustment of $282.6 million related to implementation of SFAS No. 106.

     Net income from financing operations, including GMAC Mortgage Group (GMACMG) results, totaled $809.0 million in 1994 (excluding the $6.8 million unfavorable impact due to the adoption of SFAS No. 112). 1994 results were favorable $18.4 million relative to the $790.6 million earned in 1993 and unfavorable $202.6 million relative to the $1,011.6 million earned in 1992 (excluding the $232.8 million unfavorable impact due to the adoption of SFAS No.
106). The $18.4 million increase from 1993 earnings reflects record earnings from international operations as well as continued positive credit loss experience, and a more favorable funding mix in the U.S., resulting from greater investor confidence in GM and GMAC. The $221.0 million decrease in earnings from 1992 to 1993 is primarily attributable to lower asset levels and tighter net interest rate margins in North America, partially offset by higher earnings outside North America.

     Consolidated financing revenue totaled $9,418.8 million in 1994, up $666.8 million from 1993 but down $983.3 million from 1992. The increase from 1993 to 1994 is primarily attributable to increases in leasing revenues, resulting from continued growth in operating lease activity and greater wholesale revenue due to GMAC's resumption of dealer wholesale inventory financing formerly transacted by GM. This increase was partially offset by reduced lease financing revenues due to GM's reduction in fleet sales.

     Retail and lease financing revenue, at $2,955.0 million for 1994, was $718.4 million and $2,552.0 million lower than 1993 and 1992, respectively. Contributing to these declines were lower asset levels, primarily due to net asset liquidations through the sale of retail finance receivables since December 1990. Leasing revenue reached $4,855.7 million in 1994, compared to $3,870.9 million in 1993 and $3,527.9 million in 1992, as leasing continues to gain consumer acceptance. In 1994, wholesale and term loan financing revenue amounted to $1,608.1 million, compared with $1,207.7 million in 1993 and $1,367.2 million in 1992, with the increase primarily attributed to the resumption of wholesale inventory financing as well as greater dealer inventory, partially offset by sales of wholesale receivables.

     Net insurance premiums earned by Motors Insurance Corporation in 1994 were relatively stable and amounted to $1,127.6 million, compared with $1,107.2 million in 1993 and $1,159.7 million in 1992. Net income from insurance operations totaled $118.1 million in 1994 (excluding the $0.6 million unfavorable impact due to the adoption of SFAS No. 112). These results compare with $190.5 million in 1993 and $207.1 million in 1992 (excluding the $49.8 million unfavorable impact due to the 1992 adoption of SFAS No. 106). Income earned in 1994, in comparison to 1993, reflects non-recurring capital gains recognized in 1993, partially offset by improved underwriting results in 1994. Insurance operations in 1993 compared unfavorably to 1992, due to unfavorable underwriting results, which were partially offset by higher capital gains.

     Interest and discount expense decreased to $4,230.9 million in 1994 from $4,721.2 million reported in 1993 and $5,828.6 million in 1992. The $490.3 million decrease from 1993 is primarily due to a more favorable medium- and long-term funding mix resulting from increasingly positive perception of GMAC's financial position by the capital markets. The $1,107.4 million decrease from 1992 to 1993 is due to the more favorable funding mix, a general decrease in U.S. interest rates, and a lower level of total borrowings.

     Total consolidated assets of GMAC at December 31, 1994 were $85,537.4 million, $4,786.6 million above the previous year. Consolidated earning assets, which comprised $82,074.6 million of the total consolidated assets, increased $7,290.8 million from 1993 year-end levels. The year-to-year increase can be largely attributed to an increase in operating lease assets due to the continued popularity of the SmartLease program.

     As shown in the following table, GMAC financed or leased worldwide 1.9 million new passenger cars and trucks during 1994, up 2.0% from 1993 and down 12.4% from 2.2 million units in 1992.

              UNITS FINANCED OR LEASED BY GMAC WORLDWIDE                  1994     1993     1992
- -----------------------------------------------------------------------   -----    -----    -----
                                                                           (UNITS IN THOUSANDS)
U. S. .................................................................   1,323    1,371    1,648
Outside the U.S........................................................     613      527      561
                                                                          -----    -----    -----
       Total GMAC......................................................   1,936    1,898    2,209
                                                                          =====    =====    =====

     GMAC financed or leased 25% of new General Motors products delivered in the U.S. during 1994, a 3 percentage point decrease from 1993 and an 8 percentage point decrease from 1992. The decline in penetration of retail delivery financing reflects continued intense competitive pressures within a robust sales environment.

     Total earning assets of GMAC at December 31, 1993 were down 14.2% from year-end 1992. The reduced level of earning assets reflects lower financing levels of new GM cars and trucks in the U.S. in 1993, as well as the sales of receivables. In the U.S., GMAC financed 28% of new GM vehicles delivered by GM dealers during 1993, down 5 percentage points from 1992.

     As of December 31, 1994, GMAC's total borrowings were $66.7 billion compared with $62.8 billion at December 31, 1993. Approximately 78.7% represented funding for operations in the United States. GMAC's total borrowings at December 31, 1993 decreased 15.8% from the prior year-end. Approximately 80.0% of 1993 borrowing supported United States operations.

     GMAC's provisions for loan losses reflect continued favorable loss experience related to its finance receivables. Based on these continued improvements, GMAC adjusted its allowances accordingly during 1994, which resulted in a provision for losses on financing receivables of $177.3 million, including sold receivables, $123.5 million and $193.7 million lower than 1993 and 1992, respectively. The provision for financing losses amounted to $300.8 million in 1993, a decrease of $70.2 million from 1992, reflecting a lower level of finance receivables outstanding, and improved year-to-year loss performance.

Electronic Data Systems Corporation

     Reference should be made to EDS' Management's Discussion and Analysis in
Exhibit 99(a) which is incorporated herein by reference.

     EDS achieved record earnings for the ninth consecutive year, reflecting continued strong performance in its existing businesses as well as growth in new markets. Separate consolidated net income increased 13.5% to $821.9 million in 1994 and 13.9% to $724.0 million in 1993 over $635.5 million in 1992. Earnings per share attributable to Class E common stock were $1.71 in 1994, up from $1.51 in 1993 and $1.33 in 1992, and are based on the Available Separate Consolidated Net Income of EDS (described in Note 9 to the Financial Statements).

     EDS is a world leader in systems integration and communications services. Revenues from sources outside GM and its affiliates rose 24.0% in 1994 to $6,505.2 million and 7.5% in 1993 to $5,238.1 million and comprised 64.7% and 61.2%, respectively, of total EDS revenues. In addition, EDS continued to assist GM in a variety of re-engineering processes being implemented in the Corporation's factories and offices.

     EDS financial statements do not include the amortization of the $2,179.5 million initial cost to GM of EDS customer contracts, computer software programs, and other intangible assets, including goodwill, arising from the acquisition of EDS by GM in 1984. This cost, plus the $343.2 million cost of contingent notes purchased in 1986, less certain income tax benefits, was assigned principally to intangible assets, including goodwill, and is being amortized by GM over the estimated useful lives of the assets acquired. Such amortization, charged against Other Sector income, was $29.1 million in 1994 and $34.9 million in 1993 and 1992.

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                SUMMARY FINANCIAL DATA -- EDS                      1994         1993        1992
- --------------------------------------------------------------   ---------    --------    --------
                                                                       (DOLLARS IN MILLIONS
                                                                     EXCEPT PER SHARE AMOUNTS)
Revenues
Systems and other contracts
  GM and affiliates...........................................   $ 3,547.2    $3,323.7    $3,348.5
  Outside customers...........................................     6,412.9     5,183.6     4,806.7
Interest and other income.....................................        92.3        54.5        63.7
                                                                 ---------    --------    --------
Total Revenues................................................    10,052.4     8,561.8     8,218.9
Costs and Expenses............................................     8,768.2     7,430.5     7,218.1
Income Taxes..................................................       462.3       407.3       365.3
                                                                 ---------    --------    --------
Separate Consolidated Net Income..............................   $   821.9    $  724.0    $  635.5
                                                                  ========     =======     =======
Available Separate Consolidated Net Income*
Average number of shares of Class E common stock outstanding
  (in millions) (Numerator)...................................       260.3       243.0       209.1
Class E dividend base (in millions)
  (Denominator)...............................................       481.7       480.6       479.3
Available Separate Consolidated Net Income....................   $   444.4    $  367.2    $  278.4
                                                                  ========     =======     =======
Earnings Attributable to Class E Common Stock on a Per Share
  Basis.......................................................   $    1.71    $   1.51    $   1.33
Cash dividends per share of Class E common stock..............   $    0.48    $   0.40    $   0.36
                                                                  ========     =======     =======

- -------------------------
* Available Separate Consolidated Net Income is determined quarterly.

GM Hughes Electronics Corporation

     Reference should be made to GMHE's Management's Discussion and Analysis in
Exhibit 99(b) which is incorporated herein by reference.

     For the second consecutive year, GMHE reported record earnings and revenues. Earnings increased 13.8% to $1,049.2 million in 1994 from $921.6 million in 1993. This compares with a loss in 1992 of $921.6 million. Earnings in 1994 include the unfavorable effect of an accounting change for postemployment benefits while 1992 included the restructuring charge and accounting changes for postretirement benefits and revenue recognition described previously. Excluding these special items, GMHE earnings in 1994 and 1992 would have been $1,079.6 million and $699.9 million, respectively.

     Revenues increased 4.3% to $14,099.4 million in 1994 and 9.9% to $13,517.5 million in 1993. Revenue increases in both years were due to continued strength in the domestic automotive market and increased demand for telecommunications products and services. The 1992 acquisition of General Dynamics' missile business also contributed to the 1993 revenue growth, however, lower production rates and planned terminations on several defense programs resulted in a decline in defense revenues in 1994.

     The improvements in earnings were due primarily to the aforementioned revenue increases, improved operating margins, and a lower income tax rate in 1994 resulting from the recognition of a capital loss carryforward tax benefit. The improved operating margins were primarily the result of an aggressive cost reduction program at Delco Electronics, ongoing efforts to reduce costs across GMHE's defense businesses, and continued benefits from the consolidation of the missile business acquired in August 1992. These factors were partially offset in 1994 by operating losses in the in-flight entertainment systems and air traffic control businesses and increased operating expenses associated with the commencement of nationwide service in 1994 by DIRECTV(R), GMHE's new direct-to-home television service.

     Results for 1994 include a $35.0 million pre-tax charge for the expected disposition of a subsidiary. In December 1994, GMHE announced that it had reached an agreement with CAE Inc. of Toronto, Canada to acquire substantially all of the assets of its U.S. subsidiary, CAE-Link Corporation, for $155 million in cash. CAE-Link is an established supplier of simulation, training, and technical services, primarily to the U.S. military and NASA. The transaction closed on February 24, 1995.

     In July 1993, GMHE sold its 30% ownership interest in the Japan Communications Satellite Company which resulted in a $89.7 million pre-tax gain. In December 1993, GMHE sold Hughes Rediffusion Simulation Limited and related entities which resulted in a pre-tax loss of $55.0 million.

     Amounts for 1992 include a $28.0 million pre-tax gain on the sale of assets to Hughes-JVC Technology Corporation and $35.0 million of pre-tax income from a patent infringement settlement. In August 1992, GMHE acquired the missile business of General Dynamics Corporation (GD) for 21.5 million shares of Class H common stock and cash of $62.8 million. Subsequently, GD sold those shares as part of a 29.1 million share public offering of Class H common stock. The remaining 7.6 million shares were issued by GM, and the proceeds were used for general corporate purposes.

     Earnings (Loss) per share attributable to Class H common stock were $2.62 in 1994, $2.30 in 1993, and ($2.29) in 1992, and are based on the Available Separate Consolidated Net Income (Loss) of GMHE (described in Note 9 to the Financial Statements).

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                  SUMMARY FINANCIAL DATA -- GMHE                        1994          1993          1992
- -------------------------------------------------------------------   ---------     ---------     ---------
                                                                              (DOLLARS IN MILLIONS
                                                                            EXCEPT PER SHARE AMOUNTS)
Revenues

Net sales
  Outside customers................................................   $ 9,108.7     $ 9,062.8     $ 8,267.6
  GM and affiliates................................................     4,953.6       4,387.4       3,901.4
Other income -- net................................................        37.1          67.3         128.1
                                                                      ---------     ---------     ---------
Total Revenues.....................................................    14,099.4      13,517.5      12,297.1
Costs and Expenses.................................................    12,570.8      12,147.1      12,547.6(1)
Income Taxes (Credit)..............................................       572.8         572.6         (77.2)
                                                                      ---------     ---------     ---------
Income (Loss) before cumulative effect of accounting changes.......       955.8         797.8        (173.3)
Cumulative effect of accounting changes(2).........................       (30.4)           --        (872.1)
                                                                      ---------     ---------     ---------
Net Income (Loss)..................................................       925.4         797.8      (1,045.4)
Adjustments to exclude the effect of GM purchase accounting
  adjustments related to Hughes(3).................................       123.8         123.8         123.8
                                                                      ---------     ---------     ---------
Earnings (Loss) Used for Computation of Available Separate
  Consolidated Net Income (Loss)...................................   $ 1,049.2     $   921.6     $  (921.6)
                                                                      =========     =========     =========

- -------------------------
(1) Includes one-time $1,237.0 million (after-tax $749.4 million or $1.87 per share of Class H common stock) restructuring charge primarily attributable to redundant facilities and related employment costs at Hughes.
(2) Effective January 1, 1994, GMHE adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Effective January 1, 1992, GMHE adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Hughes changed its revenue recognition policy for certain commercial businesses from the cost-to-cost method to the units-of-delivery method.
(3) Amortization of intangible assets arising from GM's acquisition of Hughes.

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
SUMMARY FINANCIAL DATA -- GMHE                                          1994          1993          1992
- -------------------------------                                       ---------     ---------     ---------
                                                                              (DOLLARS IN MILLIONS
                                                                            EXCEPT PER SHARE AMOUNTS)
Available Separate Consolidated Net Income (Loss)(4)
Average number of shares of Class H common stock outstanding (in
  millions) (Numerator)............................................        92.1          88.6          75.3
Class H dividend base (in millions) (Denominator)..................       399.9         399.9         399.9
Available Separate Consolidated Net Income (Loss)..................   $   241.6     $   204.5     $  (142.3)
                                                                      =========     =========     =========
Earnings (Loss) Attributable to Class H Common Stock on a Per Share
  Basis
  Before cumulative effect of accounting changes...................   $    2.70     $    2.30     $   (0.11)
  Cumulative effect of accounting changes(2).......................       (0.08)           --         (2.18)
                                                                      ---------     ---------     ---------
  Net earnings (loss) attributable to Class H common stock.........   $    2.62     $    2.30     $   (2.29)
                                                                      =========     =========     =========
Cash dividends per share of Class H common stock...................   $    0.80     $    0.72     $    0.72

- -------------------------
(2) Effective January 1, 1994, GMHE adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Effective January 1, 1992, GMHE adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and Hughes changed its revenue recognition policy for certain commercial businesses from the cost-to-cost method to the units-of-delivery method.
(4) Available Separate Consolidated Net Income (Loss) is determined quarterly.

LIQUIDITY AND CAPITAL RESOURCES

     The return to overall profitability in 1994 and 1993 resulted in much stronger cash flow from operations compared with 1992. The Corporation's net loss in 1992 had adverse effects on cash flows and balance sheet strength during that period. Despite negative business conditions during that period, GM was able to meet its funding needs through outside borrowings, sale of finance receivables, equity issuances, sale of assets, sale and leasebacks, and other means.

     In 1992, GM's earnings were inadequate to cover its fixed charges (principally interest and related charges on debt), primarily as a result of losses incurred by NAO. The Corporation is implementing fundamental changes which it believes are restoring the profitability of those operations and will enable the Corporation to continue to have earnings sufficient to cover its fixed charges, as was the case in 1994 and 1993.

Cash Flows

     Cash and cash equivalents, including GMAC, were $10,939.0 million at December 31, 1994, down from $13,790.5 million a year earlier due to net cash used in investing activities exceeding net cash provided by operating and financing activities.

     Cash and cash equivalents at December 31, 1994 with GMAC on an equity basis were $9,731.4 million, about the same as $9,762.5 million a year earlier.

     Net cash provided by operating activities, including GMAC, was $11,948.7 million in 1994, $14,746.4 million in 1993, and $9,766.2 million in 1992. The decrease in 1994 reflected pension contributions in excess of pension expense, increases in accounts receivable, inventories, and other investments and miscellaneous assets, partially offset by higher net income before the accounting change, higher income taxes payable, and higher other liabilities. Net cash provided by operating activities with GMAC on an equity basis was $8,436.8 million in 1994, $11,406.3 million in 1993, and $6,699.6 million in
1992.

     In 1993, the Corporation increased by $950.0 million its existing reserve for scheduled plant closings, which was established as a result of NAO's adoption of a plan to realign its annual two-shift capacity to 5.4 million U.S. and Canadian passenger car and light-duty truck vehicles. The increase in the reserve resulted from changes in assumptions, primarily regarding the amount and duration of job security and supplemental unemployment benefits expected to be paid to employees, given the terms of the Corporation's 1993 collective bargaining agreements. In 1992, GMHE provided a special restructuring charge of $1,237.0 million, which comprehended a reduction of Hughes' worldwide employment, a major facilities consolidation, and the disposition of certain business lines that no longer met GMHE's strategic objectives.

     At December 31, 1994, the balance in the Corporation's plant closing and restructuring reserve (excluding environmental) was $3,103.6 million, which included $2,760.4 million for the NAO plant closings and $343.2 million for the GMHE restructuring. Approximately $2,435.3 million of the plant closing reserve is comprised of employee job security and facility costs which, together with $401.9 million of interest to accrete in the future, will require cash outflows (see Note 6 to the Financial Statements). Asset writedowns of $325.1 million, which comprise the remainder of the total, will not require future cash flows. The future employee job security costs (approximately two-thirds of the future cash expenditures) will be expended during the period between the closing of the plants and the time the affected employees are redeployed, retire, or otherwise terminate their employment. Such spending will primarily occur over the next six years, generally in a slightly declining pattern. Most of the facility costs will be expended in varying amounts over the next five years. Cash outflows are influenced by, among other items, the Corporation's ability to manage its work force efficiently and effectively and changes in the timing of plant closings. Approximately $288.2 million of the GMHE restructuring reserve balance, primarily relating to facilities consolidation, will require future cash outflows, the predominant portion of which will occur over the next three years. The balance of the GMHE reserve represents non-cash items.

     During 1994, 1993 and 1992, $498.8 million, $599.6 million, and $723.4 million, consisting primarily of job security costs, were charged against the NAO plant closing reserve. Charges against GMHE's restructuring reserve were $228.3 million in 1994, predominantly facilities costs, $527.6 million in 1993, approximately equally split among facilities costs, severance, business disposition costs, and other, and $250.9 million in 1992, predominantly facilities costs. In addition, in 1994 and 1993 the GMHE restructuring reserve was increased by $35 million and $78 million, respectively, primarily due to changes in the estimated loss on disposition of two subsidiaries.

     The Corporation has made substantial progress toward achieving its plan of realigning NAO's plant capacity and the improved operating results and cash flow are partly a result of these actions. Further incremental benefits are anticipated as execution of the plan is completed. GMHE's operating results and cash flows were favorably affected by cost reductions resulting from the restructuring but significant further incremental benefits are not anticipated.

     Net cash provided by (used in) investing activities, including GMAC, was ($17,499.8)million in 1994, $366.8 million in 1993, and $1,767.5 million in
1992. Net cash used in investing activities in 1994 consisted primarily of capital expenditures and the net increase in equipment on operating leases, reflecting the continued acceptance and popularity of the GMAC SmartLease program. Net cash provided by investing activities in 1993 was primarily due to the net reduction in finance receivables (resulting from sales of finance receivables) exceeding capital expenditures and the net increase in equipment on operating leases. GMAC received $18,800.0 million in 1994, $13,072.2 million in 1993, and $11,201.8 million in 1992 from proceeds from sales of finance receivables. Such sales, which are an integral element in GMAC's strategy to minimize liquidity concerns, accelerate the conversion of receivables to cash. With GMAC on an equity basis, net cash used in investing activities amounted to $7,720.8 million in 1994 and $4,162.6 million in 1993, compared to net cash provided by investing activities of $2,465.0 million in 1992.

     Net cash provided by financing activities, including GMAC, was $2,688.2 million in 1994 versus net cash used of $12,477.5 million in 1993 and $6,904.9 million in 1992. Net cash provided by financing activities in 1994 primarily reflected the net increase in short-term loans payable and proceeds from issuing common stocks, primarily for employee benefit plans, partially offset by a net decrease in long-term debt and cash dividends paid to stockholders. Net cash used in financing activities in 1993 primarily reflected the net decrease in short-term loans payable and a net decrease in long-term debt. Net cash used in financing activities with GMAC on an equity basis was $757.0 million in 1994 and $11,397.6 million in 1993, compared to net cash provided by financing activities of $628.2 million in 1992.

     General Motors converted all 17,825,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of GM $1 2/3 par value common stock on June 18, 1994. A total of 17.7 million shares of GM $1 2/3 par value common stock was issued in this conversion.

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

     To help meet its funding needs, GM issued several different series of preference stock providing aggregate net proceeds of $2,498.1 million in 1992. In addition, GM raised $2,165.4 million in May 1992 through the issuance in a public offering of 57.0 million shares of $1 2/3 par value common stock and $129.4 million in October 1992 from the issuance of 7.6 million Class H shares. The 7.6 million Class H shares were in addition to the 21.5 million Class H shares issued to finance the acquisition of GD's missile business.

Health Care Expense and Other Postretirement Benefits

     The adoption of SFAS No. 106 had no effect on cash flow since the Corporation continues its practice of paying postretirement benefits (other than pensions) when incurred. Nonetheless, General Motors is committed to reducing the burden of continuing health care cost increases.

     As described in Note 5 to the Financial Statements, SFAS No. 106 requires the cost of postretirement medical, dental, vision, and life insurance to retirees and eligible dependents to be recognized in the financial statements during the period employees provide services to the Corporation. Costs for medical, dental, vision, and life insurance claims provided to employees during active service are expensed as incurred (pay-as-you-go) and are not covered by this Standard. The following table sets forth the components of GM's 1994 SFAS No. 106 expense and GM's 1994 U.S. health care cost and cash expenditures (excluding EDS and Hughes, but including GMAC and Delco Electronics):

                                                           SFAS NO. 106     HEALTH      PAY-AS-YOU-GO
                                                             EXPENSE       CARE COST        COST*
                                                           ------------    ---------    -------------
                                                                     (DOLLARS IN MILLIONS)
GM U.S. Operations Health Care --
  SFAS No. 106 Expense..................................      $3,564        $ 3,564        $    --
  Retired Employees
     Pay-As-You-Go......................................          --             --          1,616
  Active Employees
     Pay-As-You-Go......................................          --          1,845          1,845
                                                              ------        -------        -------
Total Health Care.......................................       3,564        $ 5,409        $ 3,461
                                                                            =======        =======
SFAS No. 106 Ongoing Expense
  Life Insurance........................................         402
  Other Subsidiaries -- Health Care and Life
     Insurance..........................................         156
                                                              ------
Total SFAS No. 106......................................      $4,122
                                                              ======

- -------------------------
* Pay-as-you-go amounts for 1993 were $1,578 million for retirees, $1,885 million for active employees and $3,463 million in total.

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

GM Card

     GM is the sponsor of a credit card program, entitled the GM Card program, introduced in the U.S. in September 1992 and subsequently in Canada and the United Kingdom. A cardholder's use of the card generates entitlements to rebates which can be used solely in connection with the cardholder's purchase or lease of a new GM vehicle.

     As the sponsor of the GM Card program, neither GM nor GMAC provide consumer credit. GM is using the program as a marketing strategy to strengthen brand loyalty and to ultimately increase product sales. Independent banks issue the GM Card and are responsible for evaluating, extending, and funding credit to the cardholders, and are fully responsible for any credit card losses with no recourse against GM.

     GM Card rebates accumulate at a rate equal to 5% of all spending for goods or services charged to the GM Card up to a maximum rebate amount of $500 per year on the Blue Card and $1,000 per year on the Gold Card. Additional rebates may be earned when the GM Card is used to make purchases from non-bank marketing partners. The rebates, which expire in 7 years, may be applied over and above all sales allowances in the market at the time of vehicle purchase or lease. GM is solely responsible to cardholders for rebates. Provisions for GM Card rebates are recorded as reductions in revenue at the time of vehicle sale. GM has the right to prospectively modify the plan.

     Rebates redeemed during 1994, 1993, and 1992 were $149.8 million, $33.6 million, and $0.4 million, respectively. Cardholder rebates available for future redemption when the cardholder purchases or leases a new GM vehicle amounted to $1.6 billion (net of deferred program income) at December 31, 1994. At the time the rebate is redeemed, income on the vehicle sale is recognized, and the Corporation anticipates that profits from incremental sales resulting from the GM Card program along with deferred program income will more than offset future rebate costs associated with the GM Card.

Debt Changes

     GM and certain of its subsidiaries maintain or otherwise have available to them through asset securitization programs various syndicated bank credit facilities which in aggregate provide $25.9 billion of committed credit availability. Of this amount, $3.0 billion is directly available to the Corporation and the remainder is available to GMAC and its subsidiaries and other GM subsidiaries worldwide. At year-end 1994, unused short-term credit facilities totaled approximately $18.5 billion and unused long-term credit facilities totaled approximately $19.2 billion, compared with $14.7 billion and $18.2 billion, respectively, at the end of 1993.

     During 1994, notes and loans payable of GM and its subsidiaries including GMAC (as detailed in Note 15 to the Financial Statements) increased 4.7% to $73,730.2 million at year-end from $70,441.2 million at December 31, 1993. During 1993, notes and loans payable decreased 14.7%. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 5.75 to 1 at December 31, 1994 and 12.58 to 1 a year earlier.

     Long-term debt of GM and its subsidiaries with GMAC on an equity basis was $6,082.3 million at the end of 1994, a decrease of $136.1 million during the year. The ratio of long-term debt to the total of long-term debt and stockholders' equity (with GMAC on an equity basis and excluding stocks subject to repurchase) was 32.2% at December 31, 1994 and 52.6% at December 31, 1993. The ratio of long-term debt and short-term loans payable to the total of this debt and stockholders' equity (with GMAC on an equity basis and excluding stocks subject to repurchase) was 35.6% at the end of 1994 and 57.8% at the end of 1993.

Derivative Financial Instruments

     GM is an international corporation with operations in over 50 countries in the world which naturally exposes the Corporation to a variety of financial risks. These financial risks are principally the effects of movements in foreign exchange rates on transactions not denominated in U.S. dollars, and, to a lesser extent, changes in interest rates on its net cost of borrowings. In addition, the Corporation is hedging its use of metals in the physical and financial commodities markets. The impact of such financial exposures on the

Corporation's annual income is relatively small compared with the impact of changes in vehicle sales volumes and operating margins. These financial exposures are monitored and managed in accordance with Corporate policies and procedures.

     With respect to foreign exchange, GM has foreign exchange exposures at many of its domestic and foreign operations related to buying, selling, and financing in currencies other than the local currency. GM's most significant foreign currency exposures relate to major North American countries (Canada and Mexico), Western European countries (primarily Germany, United Kingdom, Spain, Belgium, and France), Japan, and Brazil. The magnitude of these exposures varies significantly over time depending upon the strength of local automotive markets and sourcing decisions. GM and its subsidiaries enter into agreements to manage certain foreign exchange exposures primarily to hedge transaction risks. As a general practice, GM has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars.

     The Corporation manages its market risk from exposure to changes in interest rates through various interest rate forward contracts and options both on its financing assets and debt. At December 31, 1994 and 1993, the total notional amount of such financial instruments was approximately $14 billion and $11 billion, respectively. The $3 billion increase in notional amount relates to GMAC, and its use of such instruments in the normal course of business to offset a companion asset or funding position as well as to adjust the fixed/floating nature of its funding position. The increase does not reflect any change in underlying approach or philosophy by the Corporation.

     With respect to interest rates, in 1994 interest rates rose worldwide with U.S. interest rates essentially leading the trend. The Corporation raises most of its financing in the U.S. However, 1994 borrowing costs declined, reflecting a more favorable funding mix at GMAC resulting from reduced medium- and long-term cost of funds as well as an increasingly positive perception by the capital markets.

     Additional information regarding GM's accounting policies for and use of derivative financial instruments is contained in Notes 1, 15, 19 and 20 to the Financial Statements.

Security Ratings

     Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations punctually. Lower ratings generally result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

                                                                CURRENT SECURITY RATINGS
                                                             GENERAL MOTORS, GMAC, AND GMHE:
                                                          -------------------------------------
                                                          LONG-TERM    COMMERCIAL    PREFERENCE
                                                            DEBT         PAPER*        STOCK
                                                          ---------    ----------    ----------
        Standard & Poor's..............................    BBB+        A-2           BBB
        Moody's........................................    Baa1        Prime-2       baa3
        Fitch Investors................................    A-          F-1           BBB+
        Duff & Phelps..................................    A-          D-1           BBB+

- -------------------------
* EDS commercial paper is rated Prime-1 by Moody's.

     In February 1993, Standard & Poor's Corporation (S&P) revised the long-term debt, commercial paper and preference stock ratings of GM, GMAC, GMHE, and EDS. GM's, GMAC's, and GMHE's S&P ratings were lowered from A- to BBB+ for senior debt, eighth highest within the 10 investment grade ratings available from S&P for long-term debt, based on a determination of adequate capacity to pay interest and repay principal. S&P lowered GMAC's, EDS', and GMHE's ratings from A-1 to A-2 for commercial paper, third highest within the four investment grade ratings available from S&P for commercial paper, indicating strong capacity for timely payment determined by significant safety characteristics. The rating on GM's preference stock was lowered from BBB+ to BBB (the ninth highest within the 10 S&P investment grade ratings).

     In October 1993, at the time of GM's labor contract settlement, S&P revised its ratings outlook from stable to negative. In April 1994, S&P revised its ratings outlook from negative to positive.

     In November 1992, Moody's Investors Service, Inc. lowered its rating of senior debt of GM, GMAC, and GMHE to Baa1 from A2, eighth highest within the 10 investment grade ratings available from Moody's for long-term debt, reflecting adequate protection of present interest payments and principal. Concurrently, Moody's lowered its rating of GMAC and GMHE commercial paper from Prime-1, the highest of three investment grade ratings available from Moody's for commercial paper, to Prime-2, indicating a strong ability for repayment based on sound earnings trends and coverage ratios, appropriate capitalization characteristics, and adequate maintenance of alternative liquidity. Moody's affirmed the Prime-1 rating of EDS commercial paper. In addition, the rating of GM preference stock was lowered to baa3 (the 10th highest of 10 investment grade ratings) from a3. Moody's cited GM's continued net losses in North America as the basis for its action.

     In addition, substantially all of the short-, medium-, and long-term debt issued by GMAC and the senior debt of GM is rated by Fitch Investors Service, Inc. (Fitch) and Duff & Phelps Credit Rating Co. (D&P). The senior debt of GM and GMAC is rated A- by both agencies, seventh highest within the 10 investment grade ratings available. Fitch's A- rating is assigned to bonds considered to be of high credit quality, with the obligor's ability to pay interest and repay principal considered to be strong. D&P's A- rating indicates adequate likelihood of timely payment of principal and interest.

     GMAC commercial paper has received ratings of F-1 by Fitch, the second highest of four investment grade ratings available which is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner. GMAC's commercial paper is rated D-1 by D&P, the second highest of five investment grade ratings available which signifies a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors.

     GM's preference shares are rated BBB+ by Fitch and D&P, the eighth highest of 10 investment grade ratings available. Preference issues assigned this rating by Fitch are considered reasonably safe but lack the projections of the "A" to "AAA" categories. This rating signifies that current results should be watched for possible signs of deterioration. Preference stock assigned this rating by D&P has below average projection factors but is still considered sufficient for prudent investment.

     Despite the current ratings by Moody's and S&P, GM management believes that GM and GMAC remain highly liquid, retain good access to the capital markets, and maintain extensive bank credit facilities. GM management believes that NAO's return to profitability should favorably impact the Corporation's credit ratings over time.

Capital Spending

     Worldwide capital expenditures, excluding GMAC, were $7.1 billion in 1994 and $6.4 billion in 1993 and 1992. Expenditures in 1994 were devoted primarily to product development in continued support of the Corporation's programs to improve vehicle quality, performance, and styling. GMAC's capital expenditures were approximately $133.0 million in 1994, $118.5 million in 1993, and $149.7 million in 1992.

     Of the 1994 worldwide expenditures for real estate, plants, and equipment, approximately 70% were in the United States (71% in 1993 and 56% in 1992), 10% in other North America (5% in 1993 and 3% in 1992), and 20% overseas (24% in 1993 and 41% in 1992).

     Commitments for capital spending, including special tools, were $4.2 billion at December 31, 1994. Capital expenditures for 1995 are estimated to be approximately $8.5 billion.

Dividend Policy

     GM's policy is to distribute dividends on its $1 2/3 par value common stock based on the outlook and indicated capital needs of the business. At the November 1992 meeting of the General Motors Board of

Directors, the quarterly dividend on the $1 2/3 par value common stock was reduced from $0.40 per share to $0.20 per share to conserve cash and strengthen GM's competitive position.

     With respect to Class E and Class H common stocks, the Corporation's current policy is to pay aggregate annual cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and GMHE, respectively, for the prior year. In February 1995, the Board of Directors increased the quarterly dividends on Class E common stock from $0.12 per share to $0.13 per share and on Class H common stock from $0.20 per share to $0.23 per share.

     Notwithstanding the current dividend policy, the dividends paid on the Class H common stock for each of the quarters of 1994, 1993, and 1992 exceeded 35% of the Available Separate Consolidated Net Income of GMHE for the preceding year (excluding the effect of the $749.4 million after-tax special restructuring charge at Hughes in 1992).

     At December 31, 1994, the Corporation's capital surplus plus net income retained for use in the business was $9,013.8 million, $3,752.1 million, and $2,169.3 million on $1 2/3 par value, Class E, and Class H common stocks, respectively, as allocated pursuant to GM's Certificate of Incorporation. However, consistent with Delaware law, which governs the amount legally available for the payment of dividends on the Corporation's common stock, the Board of Directors has determined that such amount is materially higher than the Corporation's capital surplus plus net income retained for use in the business.

Book Value

     Book value per share of $1 2/3 par value common stock was $11.18 at the end of 1994, versus $1.65 a year earlier and $1.98 at the end of 1992. Book value per share of Class E common stock increased to $1.43 from $0.21 and $0.25 at the end of 1993 and 1992, respectively. Book value per share of Class H common stock increased to $5.59 from $0.83 and $0.99 at the end of 1993 and 1992, respectively.

Deferred Taxes

     The Corporation's Consolidated Balance Sheet at December 31, 1994 includes a deferred tax asset of approximately $18.2 billion related to net future deductible temporary differences (see Note 8 to the Financial Statements) in the U.S. of which approximately $14.9 billion relates to the obligation for postretirement benefits other than pensions. The Corporation believes it is likely that such benefits will be realized through the reduction of future taxable income.

     Management has carefully considered various factors in assessing the probability of realizing these deferred tax benefits including:

          - Recent operating results of GMAC, EDS, and GMHE, which collectively generated U.S. pre-tax income of approximately $3.3 billion, $3.4 billion, and $2.3 billion in 1994, 1993, and 1992, respectively.

          - Substantial improvement in the operating results of U.S. automotive operations over the most recent three year period and overall financial forecasts of book and taxable income for the 1995-1999 period. Improvements are expected by balancing plant capacity per the plant closing plan, reducing material costs through global sourcing, increasing efficiency through lean manufacturing, and reducing low profit fleet sales.

          - The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that the Corporation does not have, and does not expect to generate in the near future, any significant U.S. Federal tax net operating loss carryforwards.

          - The extended period of time over which the tax benefits can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

          - The fact that the Corporation has never lost deferred Federal tax benefits due to the expiration of a U.S. net operating loss carryforward.

     For illustrative purposes, the Corporation estimates that it will require approximately $19.5 billion in U.S. taxable income over the next five years to realize the recorded deferred tax benefit from temporary differences between book and taxable income that are expected to impact taxable income over the five-year period. The Corporation expects to realize the related deferred tax benefit of $6.8 billion. This expectation is based on improved operating results in the U.S., available tax planning, and the recurring nature of many temporary differences between book and taxable income. (Examples of temporary differences expected to recur in future periods are product warranty and sales incentive expenses which will generate additional deferred tax assets, thereby offsetting the realization of previously recorded deferred tax assets related to these items.)

     As shown in the table below which provides a reconciliation of the Corporation's pre-tax book U.S. income (loss) and taxable U.S. income (loss), U.S. taxable income is estimated at $1.7 billion for 1994. Foreign income taxable in the U.S. includes dividends from foreign operations which totaled approximately $1.1 billion, $6.2 billion and $0.6 billion in 1994, 1993, and 1992, respectively. The increase in dividends in 1993 was effected as part of GM's tax planning and global cash management initiatives.

     The estimated decrease in 1994 taxable income from temporary differences compared to prior years is driven by the significant pension contributions during 1994.

      RECONCILIATION OF BOOK INCOME TO TAXABLE INCOME           1994          1993         1992
- -----------------------------------------------------------   ---------     --------     ---------
                                                                     (DOLLARS IN MILLIONS)
Pre-tax U.S. income (loss) from all sources................   $ 3,152.1     $ (512.7)    $(6,767.3)
Foreign income taxable in the U.S..........................     1,779.0*     6,438.0         584.0
Temporary differences......................................    (3,342.2)*    1,332.7       3,759.9
Other -- including goodwill and other non-deductible
  expenses.................................................        80.1*       465.8         581.5
                                                              ---------     --------     ---------
  U.S. taxable income (loss)...............................   $ 1,669.0*    $7,723.8     $(1,841.9)
                                                               ========      =======      ========

- -------------------------
*Estimated amounts

     The effect of U.S. taxable income in 1993 was substantially offset by the use of foreign tax credits and a similar result is expected for 1994. The taxable loss in 1992 was carried back to prior years.

Pensions

     At year-end 1994, GM's total unfunded pension position decreased to $12.6 billion ($9.4 billion U.S. and $3.2 billion non-U.S.) from $22.3 billion a year ago. Major factors contributing to this decrease were greater than legally required contributions and the increase in interest rates which resulted in higher discount rates used to compute the projected benefit obligation of the plans. Under current pension accounting standards, each year end the Corporation is required to change its discount rate to the then long-term bond rate to determine the annual funded status. Total worldwide pension contributions for the 1994 calendar year totaled $8.2 billion.

     GM's Board of Directors has approved a plan with the long-term goal that its principal U.S. plans be fully funded on an ongoing economic basis by year end 1996. In measuring its pension obligations for the purpose of developing this long-term pension funding plan, the Corporation uses a stable long-term rate of return (i.e., 10%) that it expects to achieve over time on the investment of plan assets.

     To meet this goal, the Corporation contributed $7.7 billion in cash to its U.S. pension plans in the 1994 calendar year, $5.8 billion more than was required by law. After satisfying its 1994 Employee Retirement Income Security Act (ERISA) minimum funding obligation with a cash contribution of $1.9 billion to its U.S. hourly pension plan in the first quarter of 1994, the Corporation made cash contributions of $3.3 billion and $2.5 billion to its U.S. pension plans in the third and fourth quarters of 1994, respectively. The Corporation has made further cash contributions of $1.8 billion to its U.S. pension plans in the first quarter of 1995 and expects to make additional contributions as it seeks to meet the long-term funding plan described above.

     On May 11, 1994, the Corporation reached an agreement with the Pension Benefit Guaranty Corporation (PBGC) which could lead to incremental stock contributions to its U.S. hourly pension plan in the near term. The funding proposal includes $4 billion in cash (already contributed) plus a contribution of approximately 177 million shares of Class E common stock. Based on the $38.75 per share closing price of Class E common stock on the New York Stock Exchange on March 1, 1995, a 177 million share contribution of such stock would have a face market value of approximately $6.8 billion. If and when such stock is contributed by GM to its U.S. hourly pension plan, the value to be recorded by GM and the U.S. hourly pension plan will be somewhat less than that reflected by the per share market price at which it is then trading, as it will be a value attributed to the entire block of stock by an independent valuation expert (to be retained by the independent trustee) who will consider, among other things, the relative size of the block. Given that improvement in the funded status of GM's U.S. pension plans is a prerequisite to improve the Corporation's credit rating, increase its financial flexibility, and strengthen its long-term financial soundness, the Corporation's proposed contribution of its Class E stock holdings is considered a good use of the Corporation's assets without impacting EDS' business and customer relationships.

     GM's ability to make the contribution as planned is contingent upon receiving the exemption requested from the U.S. Department of Labor (DOL), and other conditions. GM filed its application with the DOL. The notice containing a description of the proposed prohibited transaction exemption and soliciting comment thereon was published in the Federal Register on November 14, 1994 and mailed to all participants in the hourly plan. No assurance can be given at this time that the approvals will be obtained.

     Under the terms of the agreement with the PBGC, GM will defer the use of funding credits that would result from the incremental cash and stock contributions. Consequently, GM will continue to make regular cash contributions to its pension plans over the next several years. The PBGC agreement also provides flexibility to GM by granting a release of EDS from liability, if any, under Title IV of ERISA for GM's U.S. pension plans in the event EDS were to leave the GM controlled group under certain circumstances.

Environmental Matters

     The Corporation is subject to various laws relating to the protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged.

     As disclosed in Note 16 to the Financial Statements, Other Liabilities and Deferred Credits, the accrued liability for worldwide environmental cleanup was $693.7 million at December 31, 1994, $659.3 million at December 31, 1993, and $519.1 million at December 31, 1992. Such amounts are currently believed to be sufficient. In future periods, new laws or regulations, advances in technologies, and additional information about the ultimate remedy selected at new and existing sites, and the Corporation's share of the cost of such remedies, could significantly change the Corporation's estimates.

     Note 1 to the Financial Statements, Significant Accounting Policies, describes the Corporation's methodology for estimating environmental liabilities. The process of estimating such liabilities is complex and is dependent primarily on the existence and quality of historical information and physical data relating to a contaminated site, the complexity of the site, uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties
(PRPs) at multi-party sites, the number and financial viability of other PRPs, and the timing of expenditures.

     In 1994, 1993, and 1992, the Corporation expensed $105.7 million, $104.7 million, and $114.0 million, respectively, for environmental cleanup. In addition, worldwide capital expenditures, as discussed previously, include $130.5 million, $211.5 million, and $246.9 million in 1994, 1993, and 1992, respectively, for various environmental matters.

Stocks Subject to Repurchase

     On February 15, 1995, GM and the Howard Hughes Medical Institute entered into an agreement under which GM will assist the Institute in a registered public offering of approximately 15 million shares of Class H common stock. The put and call rights described in Note 17 to the Financial Statements expired unexercised. The Institute will have a new put right with an exercise date on the earlier of the conclusion of the offering or June 30, 1995. GM will receive any net proceeds of the offering in excess of $37.50 per share.

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

       STATEMENT OF CONSOLIDATED OPERATIONS WITH GMAC ON AN EQUITY BASIS

                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1994          1993          1992
                                                            ----------    ----------    ----------
                                                                    (DOLLARS IN MILLIONS)
Net Sales and Revenues(1)
Manufactured products....................................   $134,888.1    $119,803.2    $113,489.0
Computer systems services................................      6,687.9       5,449.5       5,082.6
                                                            ----------    ----------    ----------
Total Net Sales and Revenues.............................    141,576.0     125,252.7     118,571.6
                                                            ----------    ----------    ----------
Costs and Expenses
Cost of sales and other operating charges, exclusive of
  items listed below.....................................    117,290.8     106,497.1     105,423.0
Selling, general, and administrative expenses............     10,574.7       9,765.7       9,633.6
Depreciation of real estate, plants, and equipment.......      3,868.4       3,824.7       3,670.3
Amortization of special tools............................      2,900.7       2,535.3       2,504.0
Amortization of intangible assets........................        180.7         189.3         189.1
Special provision for scheduled plant closings and other
  restructurings.........................................           --         950.0       1,237.0
                                                            ----------    ----------    ----------
Total Costs and Expenses.................................    134,815.3     123,762.1     122,657.0
                                                            ----------    ----------    ----------
Operating Income (Loss)..................................      6,760.7       1,490.6      (4,085.4)
Other income less income deductions -- net(2)............      1,251.8       1,195.3       1,046.3
Interest expense.........................................     (1,304.5)     (1,510.9)     (1,886.8)
                                                            ----------    ----------    ----------
Income (Loss) before Income Taxes........................      6,708.0       1,175.0      (4,925.9)
Income taxes (credit)....................................      2,181.9        (482.1)     (1,594.9)
                                                            ----------    ----------    ----------
Income (Loss) after Income Taxes.........................      4,526.1       1,657.1      (3,331.0)
Earnings of nonconsolidated affiliates...................      1,125.2         808.7         427.8
                                                            ----------    ----------    ----------
Income (Loss) before cumulative effect of accounting
  changes................................................      5,651.3       2,465.8      (2,903.2)
Cumulative effect of accounting changes(3)...............       (750.7)           --     (20,595.1)
                                                            ----------    ----------    ----------
Net Income (Loss)........................................   $  4,900.6    $  2,465.8    $(23,498.3)
                                                            ==========    ==========    ==========

- -------------------------
(1) Includes sales to nonconsolidated affiliates of $1,134.1 million in 1994, $1,059.2 million in 1993, and $984.8 million in 1992, including $275.0 million in computer systems services revenues for 1994, $265.9 million for 1993, and $275.9 million for 1992.

(2) Includes loss on the sale of AGT of $305.6 million in 1993, and the NCRS charge of $813.2 million and gain on the sale of Daewoo Motor Co. of $162.8 million in 1992.

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

             CONSOLIDATED BALANCE SHEET WITH GMC ON AN EQUITY BASIS

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          1994           1993
                                                                       ----------     ----------
                                                                         (DOLLARS IN MILLIONS)
ASSETS
Current Assets
Cash and cash equivalents...........................................   $  9,731.4     $  9,762.5
Other marketable securities.........................................      1,245.0          722.5
                                                                       ----------     ----------
     Total cash and marketable securities...........................     10,976.4       10,485.0
Accounts and notes receivable
  Trade.............................................................      7,873.1        5,563.1
  Nonconsolidated affiliates........................................      2,080.4        2,955.2
Inventories.........................................................     10,127.8        8,615.1
Contracts in process................................................      2,265.4        2,376.8
Prepaid expenses and deferred income taxes..........................      6,455.6        8,036.3
                                                                       ----------     ----------
     Total Current Assets...........................................     39,778.7       38,031.5
Equity in Net Assets of Nonconsolidated Affiliates..................      9,204.3        8,638.5
Deferred Income Taxes...............................................     16,318.6       14,874.1
Other Investments and Miscellaneous Assets..........................     14,835.5       12,586.4
Property -- Net.....................................................     34,661.4       34,103.9
Intangible Assets...................................................     11,536.4       12,746.1
                                                                       ----------     ----------
     Total Assets...................................................   $126,334.9     $120,980.5
                                                                       ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable....................................................   $ 10,905.0     $  9,546.5
Loans payable.......................................................        993.7        1,449.6
Income taxes payable................................................        144.7          389.9
Accrued liabilities and deferred income taxes (including current
  portion of postretirement benefits other than pensions)...........     26,584.4       23,823.3
Stocks subject to repurchase........................................        450.0             --
                                                                       ----------     ----------
     Total Current Liabilities......................................     39,077.8       35,209.3
Long-Term Debt......................................................      6,082.3        6,218.4
Payable to GMAC.....................................................      1,212.5        1,355.5
Capitalized Leases..................................................        136.4          165.2
Postretirement Benefits Other Than Pensions.........................     37,348.0       35,423.6
Pensions............................................................     11,223.1       20,583.3
Other Liabilities and Deferred Income Taxes.........................     16,752.2       14,739.7
Deferred Credits....................................................      1,678.8        1,238.0
Stocks Subject to Repurchase........................................           --          450.0
Stockholders' Equity................................................     12,823.8        5,597.5
                                                                       ----------     ----------
     Total Liabilities and Stockholders' Equity.....................   $126,334.9     $120,980.5
                                                                       ==========     ==========

       STATEMENT OF CONSOLIDATED CASH FLOWS WITH GMAC ON AN EQUITY BASIS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1994           1993         1992
                                                              ---------      ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities Income (Loss) before
  cumulative effect of accounting changes..................   $ 5,651.3(1)   $ 2,465.8    $(2,903.2)(2)
  Adjustments to reconcile income (loss) before cumulative
     effect of accounting changes to net cash provided by
     operating activities
     Depreciation and amortization.........................     6,949.8        6,549.3      6,363.4
     Special provision for scheduled plant closings and
       other restructurings................................          --          950.0      1,237.0
     Provision for inventory allowances....................        53.1           44.1         28.5
     Pension expense, net of cash contributions............    (5,096.1)      (1,548.2)       273.4
     Pre-tax (gain) loss on sales of various assets........       (17.6)         305.6       (162.8)
     Write-down of investment in National Car Rental System
       Inc.................................................          --             --        813.2
     Provision for ongoing postretirement benefits other
       than pensions, net of cash payments.................     2,204.6        2,355.7      2,170.1
     Change in deferred income taxes (3)...................       584.5       (1,345.8)    (2,833.5)
     Undistributed earnings of nonconsolidated
       affiliates..........................................      (204.4)         448.1        724.5
     Change in other operating assets and liabilities
       Accounts receivable.................................    (1,428.7)        (106.0)      (741.8)
       Inventories (3).....................................    (1,750.3)         240.3        886.4
       Accounts payable (3)................................     1,224.0          552.2       (478.8)
       Income taxes payable................................      (243.3)        (353.1)       245.6
       Other liabilities (3)...............................       990.0         (455.9)      (754.4)
       Other (3)...........................................      (480.1)       1,304.2      1,832.0
                                                              ---------      ---------    ---------
Net Cash Provided by Operating Activities..................   $ 8,436.8      $11,406.3    $ 6,699.6
                                                              =========      =========    =========

- -------------------------
(1) Includes the unfavorable cumulative effect on GMAC earnings of $7.4 million from adopting SFAS No. 112.

(2) Includes the unfavorable cumulative effect on GMAC earnings of $282.6 million from adopting SFAS No. 106.

(3) Excluding effect of accounting changes.

 STATEMENT OF CONSOLIDATED CASH FLOWS WITH GMAC ON AN EQUITY BASIS -- CONCLUDED

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1994          1993         1992
                                                              ---------    ----------    ---------
                                                                     (DOLLARS IN MILLIONS)
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired............   $  (246.6)   $   (232.4)   $  (134.7)
  Expenditures for real estate, plants, and equipment......    (4,750.9)     (3,703.6)    (4,187.0)
  Expenditures for special tools...........................    (2,341.4)     (2,648.6)    (2,252.9)
  Proceeds from disposals of real estate, plants, and
     equipment.............................................       240.9         447.1        120.3
  Proceeds from sale and leaseback of capital assets.......          --            --        654.9
  Proceeds from the sale of various assets.................       518.4         231.5        162.8
  Change in other investing assets
     Investments in other marketable securities --
       acquisitions........................................    (2,757.0)     (2,554.9)    (4,676.0)
     Investments in other marketable securities --
       liquidations........................................     2,237.0       2,585.6      4,363.0
     Notes and finance receivables.........................       101.9       8,811.0      1,718.4
     Operating leases -- net...............................      (723.1)       (470.7)        68.6
                                                              ---------    ----------    ---------
Net Cash Provided by (Used in) Investing Activities........    (7,720.8)      2,465.0     (4,162.6)
                                                              ---------    ----------    ---------
Cash Flows from Financing Activities
  Net increase (decrease) in loans payable.................      (550.9)        252.5     (1,013.4)
  Increase in long-term debt...............................       798.7         989.6      3,951.6
  Decrease in long-term debt...............................      (934.8)     (1,627.7)    (3,634.8)
  Net decrease in payable to GMAC..........................      (143.0)    (10,207.7)    (2,303.0)
  Redemption of Series H preference stocks.................          --            --       (243.9)
  Redemption of Howard Hughes Medical Institute put
     options...............................................          --        (315.0)      (300.0)
  Repurchases of common and preferred stocks...............          --        (265.6)        (7.2)
  Proceeds from issuing common and preference stocks.......     1,184.9         860.2      5,555.7
  Cash dividends paid to stockholders......................    (1,111.9)     (1,083.9)    (1,376.8)
                                                              ---------    ----------    ---------
Net Cash Provided by (Used in) Financing Activities........      (757.0)    (11,397.6)       628.2
                                                              ---------    ----------    ---------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents..............................................         9.9          81.2         63.2
                                                              ---------    ----------    ---------
Net increase (decrease) in cash and cash equivalents.......       (31.1)      2,554.9      3,228.4
Cash and cash equivalents at beginning of the year.........     9,762.5       7,207.6      3,979.2
                                                              ---------    ----------    ---------
Cash and cash equivalents at end of the year...............   $ 9,731.4    $  9,762.5    $ 7,207.6
                                                              =========    ==========    =========

                                    * * * *

                                    PART III

                              ITEMS 10 THROUGH 13

     Certain information required by Part III (Items 10 through 13) of this form, other than the information set forth below, has been omitted because the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Registrant at January 31, 1995 and their positions and offices with the Registrant on that date are as follows:

                 NAME AND (AGE)                                 POSITIONS AND OFFICES
- ------------------------------------------------   -----------------------------------------------
John F. Smith, Jr. (56).........................   Chief Executive Officer; President; Director;
                                                   Member, Finance Committee and Chairman, The
                                                   President's Council
J. Michael Losh (48)............................   Executive Vice President; Chief Financial
                                                   Officer; Member, The President's Council
G. Richard Wagoner, Jr. (42)....................   Executive Vice President; Member, The
                                                   President's Council
Louis R. Hughes (46)............................   Executive Vice President; Member, The
                                                   President's Council
Harry J. Pearce (52)............................   Executive Vice President; Member, The
                                                   President's Council

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

     Mr. Losh has been associated with General Motors since 1970. In July 1984, he was elected Vice President of General Motors and General Manager of Pontiac Division. He was named General Manager of Oldsmobile Division in June 1989. Effective May 1992, he was elected Group Executive in charge of North American Vehicle Sales, Service, and Marketing. In July 1994, he was elected Executive Vice President and Chief Financial Officer of General Motors.

     Mr. Wagoner has been associated with General Motors since 1977. He was elected Vice President in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected President and Managing Director of General Motors do Brasil. Effective November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors. In July 1994, he was named President of North American Operations.

                                      III-1

     Mr. Hughes has been associated with General Motors since 1966. In March 1989, he was elected Chairman and Managing Director of Adam Opel AG. He was elected President of General Motors Europe and Vice President and Group Executive of General Motors in April 1992. Effective November 1992, he was elected Executive Vice President, International Operations of General Motors. In September 1994, he was named President of International Operations.

     Mr. Pearce has been associated with General Motors since 1985. In May 1987, he was elected Vice President and General Counsel of General Motors. Effective November 1992, he was elected Executive Vice President of General Motors with responsibility for the Industry-Government Relations Staff, Environmental Activities Staff, Electronic Data Systems Corporation and GM Hughes Electronics Corporation. In July 1994, he assumed responsibility for GM's Strategic Decision Center, Corporate Communications, Allison Transmission Division, Electro-Motive Division, Urban and Community Affairs, Executive Compensation and Corporate Governance, and the Corporate Services Staff. He remained General Counsel through August 1, 1994.

                                      III-2

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                   PAGE NO.
                                                                                ---------------
(a)    1. All Financial Statements
       See Part II
       2. Financial Statement Schedule.......................................
       General Motors Corporation and Subsidiaries
       Schedule II-Allowances for the Years Ended December 31, 1994, 1993,
       and 1992..............................................................              IV-3
       3. Exhibits (Including Those Incorporated by Reference).

 EXHIBIT
   NO.                                                                             PAGE NO.
- ---------                                                                       ---------------
 (3)(a)     Restated Certificate of Incorporation as amended to May 26, 1994, incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of General Motors Corporation dated May 26, 1994, and
            Amendment to Article Fourth of the Certificate of Incorporation
            -- Division III -- Preference Stock, by reason of the
            Certificates of Designations filed with the Secretary of State of the State of Delaware on September 14, 1987 and the Certificate
            of Decrease filed with the Secretary of State of the State of
            Delaware on September 29, 1987 (pertaining to the six series of
            Preference Stock contributed to the General Motors pension trusts), incorporated by reference to Exhibit 19 to the Quarterly
            Report on Form 10-Q of General Motors Corporation for the quarter ended June 30, 1990 in the Form SE of General Motors Corporation
            dated August 6, 1990; as further amended by the Certificate of
            Designations filed with the Secretary of State of the State of
            Delaware on June 28, 1991 (pertaining to Series A Conversion
            Preference Stock), incorporated by reference to Exhibit 4(a) to
            Form S-8 Registration Statement No. 33-43744 in the Form SE of
            General Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on December 9, 1991
            (pertaining to Series B 9 1/8% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No.
            33-45216 in the Form SE of General Motors Corporation dated
            January 27, 1992; as further amended by the Certificate of
            Designations filed with the Secretary of State of the State of
            Delaware on February 14, 1992 (pertaining to Series C Convertible
            Preference Stock), incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for
            the year ended December 31, 1991 in the Form SE of General Motors
            Corporation dated March 20, 1992; as further amended by the
            Certificate of Designations filed with the Secretary of State of the State of Delaware on July 15, 1992 (pertaining to Series D
            7.92% Preference Stock), incorporated by reference to Exhibit
            3(a)(2) to the Quarterly Report on Form 10-Q of General Motors
            Corporation for the quarter ended June 30, 1992 in the Form SE of
            General Motors Corporation dated August 10, 1992; and as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on December 15, 1992
            (pertaining to Series G 9.12% Preference Stock), incorporated by reference to Exhibit (a) to Form S-3 Registration Statement No.
            33-49309 in the Form SE of General Motors Corporation dated
            January 25, 1993.................................................               N/A
     (b)    By-Laws as amended to December 5, 1994, incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K of General
            Motors Corporation dated December 5, 1994........................               N/A

 EXHIBIT
   NO.                                                                             PAGE NO.
- ---------                                                                       ---------------
 (4)(a)     Form of Indenture relating to the $500,000,000 8 1/8% Debentures
            Due April 15, 2016 dated as of April 1, 1986 between General
            Motors Corporation and Citibank, N.A., Trustee, incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-3
            Registration Statement No. 33-4452 and resolutions adopted by the
            Special Committee on April 15, 1986, incorporated by reference to
            Exhibit 4(a) to the Current Report on Form 8-K of General Motors
            Corporation dated April 24, 1986.................................               N/A
     (b)    Form of Indenture relating to the $700,000,000 9 5/8% Notes Due
            December 1, 2000 and the $1,400,000,000 Medium-Term Note Program
            dated as of November 15, 1990 between General Motors Corporation and Citibank, N.A., Trustee, incorporated by reference to Exhibit
            4(a) to Form S-3 Registration Statement No. 33-37737.............               N/A
     (c)    Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such
            instrument to the Commission upon request........................               N/A
(10)(a)     The General Motors Hourly-Rate Employees Pension Plan............               N/A
     (b)    General Motors Retirement Program for Salaried Employees.........               N/A
     (c)*   General Motors Amended 1987 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 13, 1992.................................               N/A
     (d)*   General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 16, 1982.................................               N/A
     (e)*   General Motors 1987 Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 17, 1987.................................               N/A
     (f)*   General Motors 1992 Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 13, 1992.................................               N/A
(11)        Computation of Earnings (Loss) Per Share Attributable to Common
            Stocks for the Three Years Ended December 31, 1994...............              IV-6
(12)        Computation of Ratios of Earnings to Fixed Charges for the Three
            Years Ended December 31, 1994....................................              IV-9
(18)        Letter from Registrant's Independent Auditors dated January 30,
            1995 regarding change in accounting principle....................             IV-10
(21)        Subsidiaries of the Registrant as of December 31, 1994...........             IV-11
(23)        Consents of Independent Auditors.................................   IV-20 and IV-22
(99)(a)     Electronic Data Systems Corporation and Subsidiaries Consolidated
            Financial Statements and Management's Discussion and Analysis....             IV-21
     (b)    GM Hughes Electronics Corporation and Subsidiaries Consolidated
            Financial Statements and Management's Discussion and Analysis....             IV-47
(27)        Financial Data Schedule (for SEC information only)...............               N/A

     (b) Reports on Form 8-K

     One report on Form 8-K, dated December 5, 1994, was filed during the quarter ended December 31, 1994 reporting amendments to the By-Laws under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

* Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SCHEDULE II -- ALLOWANCES

                                                                  ADDITIONS      ADDITIONS
                                                  BALANCE AT     CHARGED TO     CHARGED TO
                                                   BEGINNING      COSTS TO         OTHER                       BALANCE AT
                  DESCRIPTION                       OF YEAR       EXPENSES       ACCOUNTS      DEDUCTIONS     END OF YEAR
- -----------------------------------------------   -----------    -----------    -----------    ----------     ------------
                                                                           (DOLLARS IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 1994
Allowances Deducted from Assets(a)
  Finance receivables (unearned income)........    $ 3,195.1       $    --       $ 2,324.6      $2,209.8        $3,309.9
  Accounts and notes receivable (for doubtful
    receivables)...............................        222.0          98.8             0.8          77.0(b)        244.6
  Inventories (principally for obsolescence of
    service parts).............................        149.3          53.0              --          24.5(c)        177.8
  Other investments and miscellaneous assets
    (receivables and other)....................         34.1            --              --           1.7            32.4
  Miscellaneous allowances (insurance and
    mortgage)..................................         24.4          28.0              --          16.7            35.7
                                                  -----------    -----------    -----------    ----------     ------------
      Total Allowances Deducted from Assets....    $ 3,624.9       $ 179.8       $ 2,325.4      $2,329.7        $3,800.4
                                                  ==========     ==========     ==========     ==========     ==========
FOR THE YEAR ENDED DECEMBER 31, 1993
Allowances Deducted from Assets(a)
  Finance receivables (unearned income)........    $ 4,215.5       $    --       $ 3,260.4      $4,280.8        $3,195.1
  Accounts and notes receivable (for doubtful
    receivables)...............................        215.6         106.2             3.1         102.9(b)        222.0
  Inventories (principally for obsolescence of
    service parts).............................        141.7          44.1             0.3          36.8(c)        149.3
  Other investments and miscellaneous assets
    (receivables and other)....................         31.6           4.3              --           1.8            34.1
  Miscellaneous allowances (insurance and
    mortgage)..................................         17.8           9.5              --           2.9            24.4
                                                  -----------    -----------    -----------    ----------     ------------
      Total Allowances Deducted from Assets....    $ 4,622.2       $ 164.1       $ 3,263.8      $4,425.2        $3,624.9
                                                  ==========     ==========     ==========     ==========     ==========
FOR THE YEAR ENDED DECEMBER 31, 1992
Allowances Deducted from Assets(a)
  Finance receivables (unearned income)........    $ 6,723.0       $    --       $ 4,189.7      $6,697.2        $4,215.5
  Accounts and notes receivable (for doubtful
    receivables)...............................        190.6          74.2             2.4          51.6(b)        215.6
  Inventories (principally for obsolescence of
    service parts).............................        153.7          28.4             1.5          41.9(c)        141.7
  Other investments and miscellaneous assets
    (receivables and other)....................         37.8           1.9              --           8.1            31.6
  Miscellaneous allowances (insurance and
    mortgage)..................................          6.8          11.6              --           0.6            17.8
                                                  -----------    -----------    -----------    ----------     ------------
      Total Allowances Deducted from Assets....    $ 7,111.9       $ 116.1       $ 4,193.6      $6,799.4        $4,622.2
                                                  ==========     ==========     ==========     ==========     ==========

- -------------------------
Notes: (a) See analysis of allowance for financing losses in Note 10 to the Financial Statements.
       (b) Accounts written off.
       (c) Obsolete parts written off, etc.

Reference should be made to the Notes to Financial Statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 GENERAL MOTORS CORPORATION
                                             -----------------------------------
                                                        (Registrant)

Date: March 6, 1995                       By:       /s/ John F. Smith, Jr.

                                          --------------------------------------
                                                      (John F. Smith, Jr.
                                                   Chief Executive Officer,
                                                    President and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March 1995 by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                                 TITLE
- -----------------------------------     -----------------------------------
         /s/ John G. Smale              Chairman of the Board of Directors
- -----------------------------------
          (John G. Smale)

      /s/ John F. Smith, Jr.            Chief Executive Officer, President
- -----------------------------------     and Director
       (John F. Smith, Jr.)

        /s/ J. Michael Losh             Executive Vice President and Chief
- -----------------------------------     Financial Officer
         (J. Michael Losh)

                                                               Principal
         /s/ Leon J. Krain              Vice President and Group Executive
- -----------------------------------

                                                               Financial
          (Leon J. Krain)

                                                               Officers
          /s/ Heidi Kunz                Vice President and Treasurer
- -----------------------------------
           (Heidi Kunz)

       /s/ Wallace W. Creek             Comptroller
- -----------------------------------

                                                               Principal
        (Wallace W. Creek)

                                                               Accounting
       /s/ James H. Humphrey            Chief Accounting Officer

                                                               Officers
- -----------------------------------
        (James H. Humphrey)

                            SIGNATURES -- CONCLUDED

             SIGNATURE                                 TITLE
- -----------------------------------     -----------------------------------
       /s/ Anne L. Armstrong            Director
- -----------------------------------
        (Anne L. Armstrong)

         /s/ John H. Bryan              Director
- -----------------------------------
          (John H. Bryan)

      /s/ Thomas E. Everhart            Director
- -----------------------------------
       (Thomas E. Everhart)

    /s/ Charles T. Fisher, III          Director
- -----------------------------------
     (Charles T. Fisher, III)

   /s/ J. Willard Marriott, Jr.         Director
- -----------------------------------
    (J. Willard Marriott, Jr.)

       /s/ Ann D. McLaughlin            Director
- -----------------------------------
        (Ann D. McLaughlin)

        /s/ Paul H. O'Neill             Director
- -----------------------------------
         (Paul H. O'Neill)

     /s/ Edmund T. Pratt, Jr.           Director
- -----------------------------------
      (Edmund T. Pratt, Jr.)

       /s/ Louis W. Sullivan            Director
- -----------------------------------
        (Louis W. Sullivan)

      /s/ Dennis Weatherstone           Director
- -----------------------------------
       (Dennis Weatherstone)

        /s/Thomas H. Wyman              Director
- -----------------------------------
         (Thomas H. Wyman)