Form 10-K405/A
period 1994-12-31
GENERAL MOTORS CORP
filed 1995-03-17
CIK 40730

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004


                                  FORM 10-K/A


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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549-1004

                                 FORM 10-K/A
                             AMENDMENT TO REPORT
                        FILED PURSUANT TO SECTION 13 OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          GENERAL MOTORS CORPORATION
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

                               AMENDMENT NO. 1

        The undersigned registrant hereby amends the columnar headings of the Consolidated Balance Sheets of Electronic Data Systems Corporation and Subsidiaries on page IV-25 of Exhibit 99(a) included in its 1994 Annual Report on Form 10-K to correct a typographical error in reporting the dates, which should read
                             December 31,
                            1994     1993.
                            ----     ----

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENERAL MOTORS CORPORATION
                                            ------------------------------
                                                     (Registrant)



Date March 17, 1995                         By  /s/ Wallace W. Creek
                                            ------------------------------
                                            (Wallace W. Creek, Comptroller)