Form 10-K405/A
GENERAL MOTORS CORP
filed 1995-03-24
CIK 40730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004


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

                                                                                         NAME OF EACH EXCHANGE
                               TITLE OF EACH CLASS                                        ON WHICH REGISTERED
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

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                    PART AND ITEM NUMBER OF FORM
                                                                                                10-K
                                    DOCUMENT                                          INTO WHICH INCORPORATED
--------------------------------------------------------------------------------   ------------------------------
GENERAL MOTORS NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT FOR
  THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 26, 1995....................   PART III, ITEMS 10 THROUGH 13

--------------------------------------------------------------------------------
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

                                 FORM 10-K/A
                             AMENDMENT TO REPORT
                        FILED PURSUANT TO SECTION 13 OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                          GENERAL MOTORS CORPORATION
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

                               AMENDMENT NO. 2

        The undersigned registrant hereby amends its 1994 Annual Report on Form 10-K to correct typographical errors as follows:

Page          Paragraph           Sentence        Correction
----          ---------           --------        ---------------------------

II-61            4                 6 (last)       Cash used/provided in
                                                  investing activities of
                                                  $4,162.6 million in 1993 and
                                                  $2,465.0 million in 1992
                                                  should read $4,162.6 million
                                                  in 1992 and $2,465.0 million
                                                  in 1993.

IV-6          Per Share Data                      Cumulative effect of
                                                  accounting change at January
                                                  1, 1994 of blank for $1-2/3
                                                  par value common stock and
                                                  blank for Class E common
                                                  stock should read (1.05) and
                                                  dash, respectively.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              GENERAL MOTORS CORPORATION
                                              --------------------------
                                                     (Registrant)



Date March 24, 1995                         By  /s/ Wallace W. Creek
     --------------                         -------------------------------
                                            (Wallace W. Creek, Comptroller)

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

/s/ John F. Smith, Jr.                           /s/ J. Michael Losh
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

/s/ DELOITTE & TOUCHE LLP
------------------------------------------------------
DELOITTE & TOUCHE LLP

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Changes in the status of outstanding options under the GMSIP and GMHE Plan were as follows:

GMSIP                                                                   OPTION        SHARES UNDER
$1 2/3 PAR VALUE COMMON                                                 PRICES           OPTION
-----------------------                                              -------------    ------------
Outstanding at January 1, 1992....................................   $19.13-$48.07     17,829,132
Granted...........................................................    37.32- 37.75      5,302,140
Exercised.........................................................    19.13- 41.50       (197,851)
Terminated........................................................    19.13- 48.07       (864,675)
                                                                     -------------    ------------
Outstanding at December 31, 1992..................................    33.97- 48.07     22,068,746
Granted...........................................................    33.88- 44.00      5,526,855
Exercised.........................................................    33.97- 48.07     (4,303,326)
Terminated........................................................    33.88- 48.07       (531,218)
                                                                     -------------    ------------
Outstanding at December 31, 1993..................................    33.88- 48.07     22,761,057
Granted...........................................................    37.32- 59.07      6,159,395
Exercised.........................................................    33.88- 48.07     (3,305,513)
Terminated........................................................    33.88- 59.07       (340,161)
                                                                     -------------    ------------
Outstanding at December 31, 1994..................................   $33.88-$59.07     25,274,778
                                                                     =============    ===========
Memo:
Options exercisable at December 31, 1994..........................              --     16,962,654
                                                                     =============    ===========
GMHE PLAN
CLASS H COMMON
--------------
Outstanding at January 1, 1992....................................   $17.07-$30.25      5,061,209
Granted...........................................................    23.63- 25.38      1,927,860
Exercised.........................................................    17.07- 24.35       (136,764)
Terminated........................................................    17.07- 30.25       (335,550)
                                                                     -------------    ------------
Outstanding at December 31, 1992..................................    17.07- 30.25      6,516,755
Granted...........................................................    28.00- 28.56      2,027,260
Exercised.........................................................    17.07- 30.25     (1,960,162)
Terminated........................................................    17.07- 30.25       (217,845)
                                                                     -------------    ------------
Outstanding at December 31, 1993..................................    17.07- 30.25      6,366,008
Granted...........................................................           36.75      1,612,640
Exercised.........................................................    17.07- 30.25       (712,107)
Terminated........................................................    17.07- 36.75       (202,220)
                                                                     -------------    ------------
Outstanding at December 31, 1994..................................   $17.07-$36.75      7,064,321
                                                                     =============    ===========
Memo:
Options exercisable at December 31, 1994..........................              --      4,739,664
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

                                                                      DECEMBER 31, 1994
                                                     ---------------------------------------------------
                                                                    FAIR       UNREALIZED     UNREALIZED
                 TYPE OF SECURITY                      COST        VALUE         GAINS          LOSSES
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
                                                      =======      =======     ========        ========

                                                                      DECEMBER 31, 1993
                                                     ---------------------------------------------------
Bonds, notes, and other securities
  United States Government and governmental
     agencies and authorities.....................   $  195.1     $  206.3       $ 11.4        $   (0.2)
  States, municipalities, and political
     subdivisions.................................    1,997.7      2,137.6        146.2            (6.3)
  Other...........................................      735.9        781.0         48.3            (3.2)
                                                     --------     --------     ----------     ----------
Total debt securities.............................    2,928.7      3,124.9        205.9            (9.7)
Equity securities.................................      266.2        521.0        270.9           (16.1)
                                                     --------     --------     ----------     ----------
Total investments in securities...................   $3,194.9     $3,645.9       $476.8        $  (25.8)
                                                      =======      =======     ========        ========

     The distribution of maturities of GMAC's debt securities at December 31, 1994 and 1993 is summarized below:

                                                             1994                      1993
                                                     ---------------------     ---------------------
                                                                    FAIR                      FAIR
                     MATURITY                          COST        VALUE         COST        VALUE
--------------------------------------------------   --------     --------     --------     --------
                                                                  (DOLLARS IN MILLIONS)
Due in one year or less...........................   $  177.6     $  179.0     $  168.0     $  173.5
Due after one year through five years.............      637.9        631.5        621.6        663.7
Due after five years through 10 years.............      997.9        968.8        876.6        931.8
Due after 10 years................................    1,094.3      1,027.4      1,080.0      1,162.2
Mortgage-backed securities........................      621.1        613.0        182.5        193.7
                                                     --------     --------     --------     --------
Total debt securities.............................   $3,528.8     $3,419.7     $2,928.7     $3,124.9
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

                                          CARS                      TRUCKS                      TOTAL
                                 -----------------------    -----------------------    -----------------------
  WORLDWIDE WHOLESALE SALES      1994     1993     1992     1994     1993     1992     1994     1993     1992
------------------------------   -----    -----    -----    -----    -----    -----    -----    -----    -----
                                                             (UNITS IN THOUSANDS)
United States.................   3,049    2,953    2,809    1,967    1,776    1,572    5,016    4,729    4,381
Other North America...........     304      285      296      217      192      207      521      477      503
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
Total North America...........   3,353    3,238    3,105    2,184    1,968    1,779    5,537    5,206    4,884
Overseas......................   2,127    1,931    2,122      664      648      679    2,791    2,579    2,801
                                 -----    -----    -----    -----    -----    -----    -----    -----    -----
     Total....................   5,480    5,169    5,227    2,848    2,616    2,458    8,328    7,785    7,685
                                 =====    =====    =====    =====    =====    =====    =====    =====    =====

Vehicle Unit Deliveries of Cars and Trucks Worldwide

                                        1994                         1993                         1992
                              -------------------------    -------------------------    -------------------------
                                                  GM AS                        GM AS                        GM AS
                                                   A %                          A %                          A %
                                                   OF                           OF                           OF
                              INDUSTRY     GM     INDUS.   INDUSTRY     GM     INDUS.   INDUSTRY     GM     INDUS.
                              --------    -----   -----    --------    -----   -----    --------    -----   -----
                                                             (UNITS IN THOUSANDS)
United States
  Cars......................    8,991     3,079   34.3 %     8,519     2,927   34.4 %     8,215     2,870   34.9 %
  Trucks....................    6,422     1,984   30.9 %     5,682     1,786   31.4 %     4,905     1,580   32.2 %
                              --------    -----            --------    -----            --------    -----
     Total United States....   15,413*    5,063   32.9 %    14,201*    4,713   33.2 %    13,120*    4,450   33.9 %
Other North America
  Canada....................    1,257       410   32.6 %     1,190       378   31.8 %     1,225       404   33.0 %
  Mexico....................      619       114   18.4 %       607       107   17.6 %       679       121   17.8 %
                              --------    -----            --------    -----            --------    -----
     Total North America....   17,289     5,587   32.3 %    15,998     5,198   32.5 %    15,024     4,975   33.1 %
                              --------    -----            --------    -----            --------    -----
International
  Europe
     Germany................    3,468       553   15.9 %     3,455       547   15.8 %     4,267       692   16.2 %
     United Kingdom.........    2,129       348   16.3 %     1,975       340   17.2 %     1,795       306   17.0 %
     Other West Europe......    7,701       754    9.8 %     7,196       671    9.3 %     9,123       774    8.5 %
                              --------    -----            --------    -----            --------    -----
       Total West Europe....   13,298     1,655   12.4 %    12,626     1,558   12.3 %    15,185     1,772   11.7 %
     Central/East Europe....    2,274        52    2.3 %     2,949        64    2.2 %     2,345        34    1.4 %
                              --------    -----            --------    -----            --------    -----
       Total Europe.........   15,572     1,707   11.0 %    15,575     1,622   10.4 %    17,530     1,806   10.3 %
                              --------    -----            --------    -----            --------    -----
  Latin America
     Brazil.................    1,398       269   19.2 %     1,135       255   22.5 %       772       176   22.8 %
     Venezuela..............       75        22   29.3 %       125        31   24.8 %       131        31   23.7 %
     Other Latin American...    1,149       120   10.4 %     1,015       121   11.9 %       844       107   12.7 %
                              --------    -----            --------    -----            --------    -----
       Total Latin
          America...........    2,622       411   15.7 %     2,275       407   17.9 %     1,747       314   18.0 %
                              --------    -----            --------    -----            --------    -----
  All Other
     Asia/Pacific
       Australia............      616       122   19.8 %       556       102   18.3 %       543       100   18.4 %
       Other Asia/Pacific...   11,844       424    3.6 %    11,152       393    3.5 %    10,154       498    4.9 %
                              --------    -----            --------    -----            --------    -----
          Total
            Asia/Pacific....   12,460       546    4.4 %    11,708       495    4.2 %    10,697       598    5.6 %
     Africa.................      487        62   12.7 %       518        57   11.0 %       503        54   10.7 %
     Middle East............      661        69   10.4 %       730        72    9.9 %       811        80    9.9 %
                              --------    -----            --------    -----            --------    -----
       Total All Other......   13,608       677    5.0 %    12,956       624    4.8 %    12,011       732    6.1 %
                              --------    -----            --------    -----            --------    -----
          Total
            International...   31,802     2,795    8.8 %    30,806     2,653    8.6 %    31,288     2,852    9.1 %
                              --------    -----            --------    -----            --------    -----
Total Worldwide.............   49,091     8,382   17.1 %    46,804     7,851   16.8 %    46,312     7,827   16.9 %
                               ======     =====             ======     =====             ======     =====

-------------------------
* Includes foreign brands of 4,151,000 units, or 26.9%, in 1994, 3,723,000 units, or 26.2%, in 1993, and 3,633,000 units, or 27.7%, in 1992.

EMPLOYMENT AND PAYROLLS                                          1994         1993         1992
                                                               ---------    ---------    ---------
Average worldwide employment
  GM (excluding units listed below).........................     516,300      531,700      571,000
  GMAC......................................................      18,000       18,300       19,200
  EDS.......................................................      75,400       71,500       70,500
  GMHE......................................................      77,100       83,400       89,300
  NCRS......................................................       6,000        5,900           --
                                                               ---------    ---------    ---------
  Average number of employees...............................     692,800      710,800      750,000
                                                               =========    =========    =========
Worldwide payrolls (in millions)............................   $31,737.3    $29,805.8    $30,340.5
Average U.S. hourly employment(1)(2)........................     226,800      235,240      256,250
U.S. hourly payrolls(1) (in millions).......................   $13,582.3    $12,438.9    $12,408.2
Average labor cost per active hour worked -- U.S.
  hourly(1).................................................   $   44.23    $   42.72    $   42.21
U.S. and Canadian employment at December 31 (including
  outside contract personnel, excluding saleable
  engineers)(3)
     Salaried...............................................      72,800       71,400       79,600
     Hourly(4)..............................................     274,400      290,400      316,400
                                                               ---------    ---------    ---------
       Total................................................     347,200      361,800      396,000
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

              UNITS FINANCED OR LEASED BY GMAC WORLDWIDE                  1994     1993     1992
-----------------------------------------------------------------------   -----    -----    -----
                                                                           (UNITS IN THOUSANDS)
U. S. .................................................................   1,323    1,371    1,648
Outside the U.S........................................................     613      527      561
                                                                          -----    -----    -----
       Total GMAC......................................................   1,936    1,898    2,209
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

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                SUMMARY FINANCIAL DATA -- EDS                      1994         1993        1992
--------------------------------------------------------------   ---------    --------    --------
                                                                       (DOLLARS IN MILLIONS
                                                                     EXCEPT PER SHARE AMOUNTS)
Revenues
Systems and other contracts
  GM and affiliates...........................................   $ 3,547.2    $3,323.7    $3,348.5
  Outside customers...........................................     6,412.9     5,183.6     4,806.7
Interest and other income.....................................        92.3        54.5        63.7
                                                                 ---------    --------    --------
Total Revenues................................................    10,052.4     8,561.8     8,218.9
Costs and Expenses............................................     8,768.2     7,430.5     7,218.1
Income Taxes..................................................       462.3       407.3       365.3
                                                                 ---------    --------    --------
Separate Consolidated Net Income..............................   $   821.9    $  724.0    $  635.5
                                                                  ========     =======     =======
Available Separate Consolidated Net Income*
Average number of shares of Class E common stock outstanding
  (in millions) (Numerator)...................................       260.3       243.0       209.1
Class E dividend base (in millions)
  (Denominator)...............................................       481.7       480.6       479.3
Available Separate Consolidated Net Income....................   $   444.4    $  367.2    $  278.4
                                                                  ========     =======     =======
Earnings Attributable to Class E Common Stock on a Per Share
  Basis.......................................................   $    1.71    $   1.51    $   1.33
Cash dividends per share of Class E common stock..............   $    0.48    $   0.40    $   0.36
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

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                  SUMMARY FINANCIAL DATA -- GMHE                        1994          1993          1992
-------------------------------------------------------------------   ---------     ---------     ---------
                                                                              (DOLLARS IN MILLIONS
                                                                            EXCEPT PER SHARE AMOUNTS)
Revenues

Net sales
  Outside customers................................................   $ 9,108.7     $ 9,062.8     $ 8,267.6
  GM and affiliates................................................     4,953.6       4,387.4       3,901.4
Other income -- net................................................        37.1          67.3         128.1
                                                                      ---------     ---------     ---------
Total Revenues.....................................................    14,099.4      13,517.5      12,297.1
Costs and Expenses.................................................    12,570.8      12,147.1      12,547.6(1)
Income Taxes (Credit)..............................................       572.8         572.6         (77.2)
                                                                      ---------     ---------     ---------
Income (Loss) before cumulative effect of accounting changes.......       955.8         797.8        (173.3)
Cumulative effect of accounting changes(2).........................       (30.4)           --        (872.1)
                                                                      ---------     ---------     ---------
Net Income (Loss)..................................................       925.4         797.8      (1,045.4)
Adjustments to exclude the effect of GM purchase accounting
  adjustments related to Hughes(3).................................       123.8         123.8         123.8
                                                                      ---------     ---------     ---------
Earnings (Loss) Used for Computation of Available Separate
  Consolidated Net Income (Loss)...................................   $ 1,049.2     $   921.6     $  (921.6)
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

                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
SUMMARY FINANCIAL DATA -- GMHE                                          1994          1993          1992
-------------------------------                                       ---------     ---------     ---------
                                                                              (DOLLARS IN MILLIONS
                                                                            EXCEPT PER SHARE AMOUNTS)
Available Separate Consolidated Net Income (Loss)(4)
Average number of shares of Class H common stock outstanding (in
  millions) (Numerator)............................................        92.1          88.6          75.3
Class H dividend base (in millions) (Denominator)..................       399.9         399.9         399.9
Available Separate Consolidated Net Income (Loss)..................   $   241.6     $   204.5     $  (142.3)
                                                                      =========     =========     =========
Earnings (Loss) Attributable to Class H Common Stock on a Per Share
  Basis
  Before cumulative effect of accounting changes...................   $    2.70     $    2.30     $   (0.11)
  Cumulative effect of accounting changes(2).......................       (0.08)           --         (2.18)
                                                                      ---------     ---------     ---------
  Net earnings (loss) attributable to Class H common stock.........   $    2.62     $    2.30     $   (2.29)
                                                                      =========     =========     =========
Cash dividends per share of Class H common stock...................   $    0.80     $    0.72     $    0.72

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


     Net cash provided by (used in) investing activities, including GMAC, was ($17,499.8)million in 1994, $366.8 million in 1993, and $1,767.5 million in
1992. Net cash used in investing activities in 1994 consisted primarily of capital expenditures and the net increase in equipment on operating leases, reflecting the continued acceptance and popularity of the GMAC SmartLease program. Net cash provided by investing activities in 1993 was primarily due to the net reduction in finance receivables (resulting from sales of finance receivables) exceeding capital expenditures and the net increase in equipment on operating leases. GMAC received $18,800.0 million in 1994, $13,072.2 million in 1993, and $11,201.8 million in 1992 from proceeds from sales of finance receivables. Such sales, which are an integral element in GMAC's strategy to minimize liquidity concerns, accelerate the conversion of receivables to cash. With GMAC on an equity basis, net cash used in investing activities amounted to $7,720.8 million in 1994 and $4,162.6 million in 1992, compared to net cash provided by investing activities of $2,465.0 million in 1993.


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

      RECONCILIATION OF BOOK INCOME TO TAXABLE INCOME           1994          1993         1992
-----------------------------------------------------------   ---------     --------     ---------
                                                                     (DOLLARS IN MILLIONS)
Pre-tax U.S. income (loss) from all sources................   $ 3,152.1     $ (512.7)    $(6,767.3)
Foreign income taxable in the U.S..........................     1,779.0*     6,438.0         584.0
Temporary differences......................................    (3,342.2)*    1,332.7       3,759.9
Other -- including goodwill and other non-deductible
  expenses.................................................        80.1*       465.8         581.5
                                                              ---------     --------     ---------
  U.S. taxable income (loss)...............................   $ 1,669.0*    $7,723.8     $(1,841.9)
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
                                                                       ==========     ==========

       STATEMENT OF CONSOLIDATED CASH FLOWS WITH GMAC ON AN EQUITY BASIS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                1994           1993         1992
                                                              ---------      ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities Income (Loss) before
  cumulative effect of accounting changes..................   $ 5,651.3(1)   $ 2,465.8    $(2,903.2)(2)
  Adjustments to reconcile income (loss) before cumulative
     effect of accounting changes to net cash provided by
     operating activities
     Depreciation and amortization.........................     6,949.8        6,549.3      6,363.4
     Special provision for scheduled plant closings and
       other restructurings................................          --          950.0      1,237.0
     Provision for inventory allowances....................        53.1           44.1         28.5
     Pension expense, net of cash contributions............    (5,096.1)      (1,548.2)       273.4
     Pre-tax (gain) loss on sales of various assets........       (17.6)         305.6       (162.8)
     Write-down of investment in National Car Rental System
       Inc.................................................          --             --        813.2
     Provision for ongoing postretirement benefits other
       than pensions, net of cash payments.................     2,204.6        2,355.7      2,170.1
     Change in deferred income taxes (3)...................       584.5       (1,345.8)    (2,833.5)
     Undistributed earnings of nonconsolidated
       affiliates..........................................      (204.4)         448.1        724.5
     Change in other operating assets and liabilities
       Accounts receivable.................................    (1,428.7)        (106.0)      (741.8)
       Inventories (3).....................................    (1,750.3)         240.3        886.4
       Accounts payable (3)................................     1,224.0          552.2       (478.8)
       Income taxes payable................................      (243.3)        (353.1)       245.6
       Other liabilities (3)...............................       990.0         (455.9)      (754.4)
       Other (3)...........................................      (480.1)       1,304.2      1,832.0
                                                              ---------      ---------    ---------
Net Cash Provided by Operating Activities..................   $ 8,436.8      $11,406.3    $ 6,699.6
                                                              ---------      ---------    ---------

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

                 NAME AND (AGE)                                 POSITIONS AND OFFICES
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

 EXHIBIT
   NO.
---------
 (3)(a)     Restated Certificate of Incorporation as amended to May 26, 1994, incorporated by reference to Exhibit 3(i) to the Current Report on Form 8-K of General Motors Corporation dated May 26, 1994, and
            Amendment to Article Fourth of the Certificate of Incorporation
            -- Division III -- Preference Stock, by reason of the
            Certificates of Designations filed with the Secretary of State of the State of Delaware on September 14, 1987 and the Certificate
            of Decrease filed with the Secretary of State of the State of
            Delaware on September 29, 1987 (pertaining to the six series of
            Preference Stock contributed to the General Motors pension trusts), incorporated by reference to Exhibit 19 to the Quarterly
            Report on Form 10-Q of General Motors Corporation for the quarter ended June 30, 1990 in the Form SE of General Motors Corporation
            dated August 6, 1990; as further amended by the Certificate of
            Designations filed with the Secretary of State of the State of
            Delaware on June 28, 1991 (pertaining to Series A Conversion
            Preference Stock), incorporated by reference to Exhibit 4(a) to
            Form S-8 Registration Statement No. 33-43744 in the Form SE of
            General Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on December 9, 1991
            (pertaining to Series B 9 1/8% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No.
            33-45216 in the Form SE of General Motors Corporation dated
            January 27, 1992; as further amended by the Certificate of
            Designations filed with the Secretary of State of the State of
            Delaware on February 14, 1992 (pertaining to Series C Convertible
            Preference Stock), incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for
            the year ended December 31, 1991 in the Form SE of General Motors
            Corporation dated March 20, 1992; as further amended by the
            Certificate of Designations filed with the Secretary of State of the State of Delaware on July 15, 1992 (pertaining to Series D
            7.92% Preference Stock), incorporated by reference to Exhibit
            3(a)(2) to the Quarterly Report on Form 10-Q of General Motors
            Corporation for the quarter ended June 30, 1992 in the Form SE of
            General Motors Corporation dated August 10, 1992; and as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on December 15, 1992
            (pertaining to Series G 9.12% Preference Stock), incorporated by reference to Exhibit (a) to Form S-3 Registration Statement No.
            33-49309 in the Form SE of General Motors Corporation dated
            January 25, 1993.................................................         N/A
     (b)    By-Laws as amended to December 5, 1994, incorporated by reference to Exhibit 3(ii) to the Current Report on Form 8-K of General
            Motors Corporation dated December 5, 1994........................         N/A

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SCHEDULE II -- ALLOWANCES

                                                                  ADDITIONS      ADDITIONS
                                                  BALANCE AT     CHARGED TO     CHARGED TO
                                                   BEGINNING      COSTS TO         OTHER                       BALANCE AT
                  DESCRIPTION                       OF YEAR       EXPENSES       ACCOUNTS      DEDUCTIONS     END OF YEAR
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

             SIGNATURE                                 TITLE
-----------------------------------     -----------------------------------
         /s/ John G. Smale              Chairman of the Board of Directors
-----------------------------------
          (John G. Smale)

      /s/ John F. Smith, Jr.            Chief Executive Officer, President
-----------------------------------     and Director
       (John F. Smith, Jr.)

        /s/ J. Michael Losh             Executive Vice President and Chief
-----------------------------------     Financial Officer
         (J. Michael Losh)

                                                               Principal
         /s/ Leon J. Krain              Vice President and Group Executive
-----------------------------------

                                                               Financial
          (Leon J. Krain)

                                                               Officers
          /s/ Heidi Kunz                Vice President and Treasurer
-----------------------------------
           (Heidi Kunz)

       /s/ Wallace W. Creek             Comptroller
-----------------------------------

                                                               Principal
        (Wallace W. Creek)

                                                               Accounting
       /s/ James H. Humphrey            Chief Accounting Officer

                                                               Officers
-----------------------------------
        (James H. Humphrey)

                            SIGNATURES -- CONCLUDED

             SIGNATURE                                 TITLE
-----------------------------------     -----------------------------------
       /s/ Anne L. Armstrong            Director
-----------------------------------
        (Anne L. Armstrong)

         /s/ John H. Bryan              Director
-----------------------------------
          (John H. Bryan)

      /s/ Thomas E. Everhart            Director
-----------------------------------
       (Thomas E. Everhart)

    /s/ Charles T. Fisher, III          Director
-----------------------------------
     (Charles T. Fisher, III)

   /s/ J. Willard Marriott, Jr.         Director
-----------------------------------
    (J. Willard Marriott, Jr.)

       /s/ Ann D. McLaughlin            Director
-----------------------------------
        (Ann D. McLaughlin)

        /s/ Paul H. O'Neill             Director
-----------------------------------
         (Paul H. O'Neill)

     /s/ Edmund T. Pratt, Jr.           Director
-----------------------------------
      (Edmund T. Pratt, Jr.)

       /s/ Louis W. Sullivan            Director
-----------------------------------
        (Louis W. Sullivan)

      /s/ Dennis Weatherstone           Director
-----------------------------------
       (Dennis Weatherstone)

        /s/Thomas H. Wyman              Director
-----------------------------------
         (Thomas H. Wyman)