Form 10-Q
period 1995-03-31
GENERAL MOTORS CORP
filed 1995-05-08
CIK 40730

                           GENERAL MOTORS CORPORATION

                                   FORM 10-Q
                                QUARTERLY REPORT
                      FOR THE QUARTER ENDED MARCH 31, 1995
                          FILED PURSUANT TO SECTION 13
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                         ------------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended March 31, 1995

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the transition period from                to

                          Commission file number 1-143

                           GENERAL MOTORS CORPORATION
             (Exact name of registrant as specified in its charter)

              STATE OF DELAWARE                                 38-0572515
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

     767 FIFTH AVENUE, NEW YORK, NEW YORK                       10153-0075
 3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                   48202-3091
   (Address of principal executive offices)                     (Zip Code)

             Registrant's telephone number, including area code (313)-556-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

     As of March 31, 1995, there were outstanding 747,449,538 shares of the issuer's $1 2/3 par value common stock, 438,515,650 shares of Class E $0.10 par value common stock, and 95,093,416 shares of Class H $0.10 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I -- Financial Information
  Item 1. Financial Statements
     Statement of Consolidated Operations............................................     3
     Consolidated Balance Sheet......................................................     5
     Condensed Statement of Consolidated Cash Flows..................................     7
     Notes to Financial Statements...................................................     8
  Item 2. Management's Discussion and Analysis.......................................    12
Part II -- Other Information
  Item 1. Legal Proceedings..........................................................    26
  Item 6. Exhibits and Reports on Form 8-K...........................................    26
Signatures...........................................................................    27
Exhibit 11 Computation of Earnings Per Share Attributable to Common Stocks for the
  Three Months Ended March 31, 1995 and 1994.........................................    28
Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for the Three Months
  Ended March 31, 1995 and 1994......................................................    30
Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries Consolidated
              Financial Statements and Management's Discussion and Analysis..........    31
         (b) Hughes Electronics Corporation and Subsidiaries Consolidated Financial
             Statements and Management's Discussion and Analysis.....................    37
Exhibit 27 Financial Data Schedule (for SEC information only)

                                     PART I

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      STATEMENT OF CONSOLIDATED OPERATIONS

ITEM 1. FINANCIAL STATEMENTS

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ------------------------
                                                                         1995           1994
                                                                       ---------      ---------
                                                                       (DOLLARS IN MILLIONS)
Net Sales and Revenues
  Manufactured products.............................................   $37,477.4      $32,798.3
  Financial services................................................     2,717.4        2,163.0
  Computer systems services.........................................     1,878.3        1,375.5
  Other income (Note 1).............................................     1,211.9        1,158.6
                                                                       ---------      ---------
       Total Net Sales and Revenues.................................    43,285.0       37,495.4
                                                                       ---------      ---------
Costs and Expenses
  Cost of sales and other operating charges, exclusive of items
     listed below...................................................    31,951.9       28,004.1
  Selling, general, and administrative expenses.....................     3,097.1        2,704.6
  Interest expense..................................................     1,489.0        1,202.0
  Depreciation of real estate, plants, and equipment................     2,031.0        1,696.4
  Amortization of special tools.....................................       868.2          761.0
  Amortization of intangible assets.................................        50.3           63.9
  Other deductions (Note 1).........................................       317.8          611.3
                                                                       ---------      ---------
       Total Costs and Expenses.....................................    39,805.3       35,043.3
                                                                       ---------      ---------
Income before Income Taxes..........................................     3,479.7        2,452.1
United States, foreign, and other income taxes......................     1,325.7          840.3
                                                                       ---------      ---------
Income before cumulative effect of accounting change................     2,154.0        1,611.8
Cumulative effect of accounting change (Note 3).....................          --         (758.1)
                                                                       ---------      ---------
Net Income..........................................................     2,154.0          853.7
Dividends on preference stocks......................................        72.0           86.8
                                                                       ---------      ---------
Income on Common Stocks.............................................   $ 2,082.0      $   766.9
                                                                       =========      =========

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               STATEMENT OF CONSOLIDATED OPERATIONS -- CONCLUDED

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1995          1994
                                                                         --------      --------
                                                                          (DOLLARS IN MILLIONS
                                                                                 EXCEPT
                                                                         PER SHARE AMOUNTS)
Earnings Attributable to Common Stocks (Note 4)
  $1 2/3 par value before cumulative effect of accounting change......   $1,896.3      $1,362.1
  Cumulative effect of accounting change (Note 3).....................         --        (751.3)
                                                                         --------      --------
  Net earnings attributable to $1 2/3 par value.......................   $1,896.3      $  610.8
                                                                         ========      ========
  Net earnings attributable to Class E................................   $  122.4      $   92.1
                                                                         ========      ========
  Class H before cumulative effect of accounting change...............   $   63.3      $   70.8
  Cumulative effect of accounting change (Note 3).....................         --          (6.8)
                                                                         --------      --------
  Net earnings attributable to Class H................................   $   63.3      $   64.0
                                                                         ========      ========
Average number of shares of common stocks outstanding (in millions)
     $1 2/3 par value.................................................      752.6         725.3
     Class E..........................................................      300.0         257.9
     Class H..........................................................       94.2          90.6
Earnings Per Share Attributable to Common Stocks (Note 4)
  $1 2/3 par value before cumulative effect of accounting change......   $   2.51      $   1.86
  Cumulative effect of accounting change (Note 3).....................         --         (1.05)
                                                                         --------      --------
  Net earnings attributable to $1 2/3 par value.......................   $   2.51      $   0.81
                                                                         ========      ========
  Net earnings attributable to Class E................................   $   0.42      $   0.36
                                                                         ========      ========
  Class H before cumulative effect of accounting change...............   $   0.67      $   0.78
  Cumulative effect of accounting change (Note 3).....................         --         (0.08)
                                                                         --------      --------
  Net earnings attributable to Class H................................   $   0.67      $   0.70
                                                                         ========      ========
  Cash Dividends Per Share of Common Stocks (Note 4)
     $1 2/3 par value.................................................      $0.20         $0.20
     Class E..........................................................      $0.13         $0.12
     Class H..........................................................      $0.23         $0.20

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                            MARCH 31,     DECEMBER 31,    MARCH 31,
                                                               1995           1994           1994
                                                            ----------    ------------    ----------
                                                                     (DOLLARS IN MILLIONS)
Cash and cash equivalents................................   $ 10,418.9     $ 10,939.0     $ 10,710.0
Other marketable securities..............................      5,602.3        5,136.6        4,756.0
                                                            ----------     ----------     ----------
       Total cash and marketable securities..............     16,021.2       16,075.6       15,466.0
                                                            ----------     ----------     ----------
Finance receivables -- net...............................     56,768.0       54,077.3       54,104.7
                                                            ----------     ----------     ----------
Accounts and notes receivable (less allowances)..........      9,563.6        8,977.8        8,118.4
                                                            ----------     ----------     ----------
Inventories (less allowances) (Note 5)...................     11,404.7       10,127.8        9,499.8
                                                            ----------     ----------     ----------
Contracts in process (less advances and progress
  payments)..............................................      2,647.3        2,265.4        2,540.5
                                                            ----------     ----------     ----------
Net equipment on operating leases (less accumulated
  depreciation)..........................................     21,796.2       20,061.6       14,444.0
                                                            ----------     ----------     ----------
Deferred income taxes....................................     18,482.6       19,693.3       21,233.5
                                                            ----------     ----------     ----------
Other assets (less allowances)...........................     21,212.3       20,625.5       19,693.8
                                                            ----------     ----------     ----------
Property
  Real estate, plants, and equipment-at cost.............     72,166.2       69,807.9       67,456.8
  Less accumulated depreciation..........................     44,144.4       42,586.4       41,639.0
                                                            ----------     ----------     ----------
     Net real estate, plants, and equipment..............     28,021.8       27,221.5       25,817.8
  Special tools -- at cost (less amortization)...........      7,556.8        7,559.1        7,727.5
                                                            ----------     ----------     ----------
       Total property....................................     35,578.6       34,780.6       33,545.3
                                                            ----------     ----------     ----------
Intangible assets -- at cost (less amortization).........     12,085.1       11,913.8       13,081.6
                                                            ----------     ----------     ----------
       Total Assets......................................   $205,559.6     $198,598.7     $191,727.6
                                                            ==========     ==========     ==========

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET -- CONCLUDED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            MARCH 31,     DECEMBER 31,    MARCH 31,
                                                               1995           1994           1994
                                                            ----------    ------------    ----------
                                                                      (DOLLARS IN MILLIONS
                                                                             EXCEPT
                                                                       PER SHARE AMOUNTS)
Liabilities
  Accounts payable.......................................   $ 12,147.8     $ 11,635.0     $ 10,577.4
  Notes and loans payable................................     76,300.9       73,730.2       70,268.9
  United States, foreign, and other income taxes --
     deferred and payable................................      3,523.4        2,721.0        3,187.4
  Postretirement benefits other than pensions (Note 6)...     40,408.5       40,018.2       38,063.2
  Pensions (Note 7)......................................      6,804.2       14,353.2       21,976.4
  Other liabilities and deferred credits.................     44,558.3       42,867.3       40,267.8
                                                            ----------     ----------     ----------
       Total Liabilities.................................    183,743.1      185,324.9      184,341.1
                                                            ----------     ----------     ----------
Stocks Subject to Repurchase (Note 8)....................        450.0          450.0          450.0
                                                            ----------     ----------     ----------
Stockholders' Equity
  Preference stocks
     (Series A Conversion, $1.8 in March 1994;
     Series B 9 1/8% Depositary Shares, $1.1;
     Series C Depositary Shares, $0.3;
     Series D 7.92% Depositary Shares, $0.4; and
     Series G 9.12% Depositary Shares, $0.6 in March
     1995, December 1994, and March 1994)(Note 9)........          2.4            2.4            4.2
  Common stocks
     $1 2/3 par value (issued, 747,629,128, 754,345,782,
       and 727,990,373 shares)...........................      1,246.0        1,257.2        1,213.3
     Class E (issued, 442,432,315, 268,125,255, and
       265,732,085 shares) (Note 7)......................         44.2           26.8           26.6
     Class H (issued, 80,236,772, 78,720,022, and
       76,702,102 shares)................................          8.0            7.9            7.7
  Capital surplus (principally additional paid-in
     capital)............................................     19,244.7       13,149.4       12,558.2
  Net income retained for use in the business
     (accumulated deficit) (Note 10).....................      3,661.2        1,785.8       (1,430.2)
                                                            ----------     ----------     ----------
       Subtotal..........................................     24,206.5       16,229.5       12,379.8
  Minimum pension liability adjustment...................     (3,548.4)      (3,548.4)      (5,311.2)
  Accumulated foreign currency translation adjustments...        377.4         (100.4)        (417.1)
  Net unrealized gains on investments in certain debt and
     equity securities...................................        331.0          243.1          285.0
                                                            ----------     ----------     ----------
       Total Stockholders' Equity........................     21,366.5       12,823.8        6,936.5
                                                            ----------     ----------     ----------
  Total Liabilities and Stockholders' Equity.............   $205,559.6     $198,598.7     $191,727.6
                                                            ==========     ==========     ==========

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       -------------------------
                                                                          1995           1994
                                                                       ----------     ----------
                                                                         (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities...........................   $  4,815.4     $  1,176.9
                                                                       ----------     ----------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and equipment...............     (1,153.8)        (733.5)
  Expenditures for special tools....................................       (725.3)        (467.9)
  Other.............................................................        165.6         (132.1)
  Changes in other investing assets
     Investments in other marketable securities -- acquisitions.....     (5,741.1)      (3,971.2)
     Investments in other marketable securities -- liquidations.....      5,274.7        3,391.5
     Finance receivables -- acquisitions............................    (42,056.7)     (38,749.1)
     Finance receivables -- liquidations............................     33,890.5       34,832.8
     Proceeds from sales of finance receivables.....................      6,051.6        3,586.5
     Operating leases -- net........................................     (2,493.9)      (2,056.4)
                                                                       ----------     ----------
       Net Cash Used in Investing Activities........................     (6,788.4)      (4,299.4)
                                                                       ----------     ----------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term loans payable...............        360.6         (545.0)
  Increase in long-term debt........................................      6,167.5        3,876.3
  Decrease in long-term debt........................................     (4,565.8)      (3,556.3)
  Repurchases of common stocks......................................       (303.3)            --
  Proceeds from issuing common stocks...............................        112.0          557.2
  Cash dividends paid to stockholders...............................       (278.6)        (281.0)
                                                                       ----------     ----------
       Net Cash Provided by Financing Activities....................      1,492.4           51.2
                                                                       ----------     ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents........        (39.5)          (9.2)
                                                                       ----------     ----------
Net decrease in cash and cash equivalents...........................       (520.1)      (3,080.5)
Cash and cash equivalents at beginning of the period................     10,939.0       13,790.5
                                                                       ----------     ----------
Cash and cash equivalents at end of the period......................   $ 10,418.9     $ 10,710.0
                                                                       ==========     ==========

Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

     In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items (with the exception of the accounting changes in 1994 to adopt Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as described in Note 3), which are necessary for a fair presentation of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the consolidated financial statements, the significant accounting policies, and the other notes to the consolidated financial statements included in the Corporation's 1994 Annual Report to the SEC on Form 10-K.

NOTE 1.

     Other income and other deductions consist of:

                                                                              THREE MONTHS
                                                                         ----------------------
                                                                           1995          1994
                                                                         --------      --------
                                                                         (DOLLARS IN MILLIONS)
Other Income
  Insurance premiums..................................................   $  218.9      $  212.8
  Nonfinancing interest...............................................      460.1         319.5
  Equity in earnings (losses) of associates, net......................       46.8         (25.6)
  Claims, commissions, and grants.....................................       95.3         101.5
  Revenue from mortgage operations....................................       51.6          58.8
  Other...............................................................      339.2         491.6*
                                                                         --------      --------
       Total Other Income.............................................   $1,211.9      $1,158.6
                                                                         ========      ========
Other Deductions
  Insurance losses and loss adjustment expenses.......................   $  160.7      $  163.4
  Provision for financing losses......................................       55.0          64.1
  Other...............................................................      102.1         383.8*
                                                                         --------      --------
       Total Other Deductions.........................................   $  317.8      $  611.3
                                                                         ========      ========

* Includes gains and losses on the sale of assets. The net impact of these sales of assets was not material.

NOTE 2.

     Financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:

                                                                              THREE MONTHS
                                                                         ----------------------
                                                                           1995          1994
                                                                         --------      --------
                                                                         (DOLLARS IN MILLIONS)
Net financing revenue and other.......................................   $1,278.2      $1,155.2
Net income including unfavorable cumulative effect of accounting
  change of $7.4 million in 1994......................................   $  254.9      $  217.5
Cash dividends paid to GM.............................................   $  200.0      $  250.0

NOTE 3.

     Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Standard requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting this

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Standard, determined on a discounted basis, was $1,220.1 million ($758.1 million after tax), or $751.3 million ($1.05 per share) attributable to $1 2/3 par value common stock and $6.8 million ($0.08 per share) attributable to GM Class H common stock. The non-cash charge is primarily related to GM's extended-disability benefit program in the U.S. which, under the accounting Standard, will be accrued on a service-driven basis. The ongoing effect was not material in 1994 and is not expected to be material in subsequent periods.

     Also effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in Stockholders' Equity. This Standard requires the recording at fair value of debt securities which are not expected to be held to maturity and equity securities which have a readily determinable fair value. Unrealized gains and losses resulting from changes in fair value are included as a separate component of Stockholders' Equity. The primary effect of this Standard for the Corporation relates to debt securities held by Motors Insurance Corporation and certain equity securities. Marketable securities, other than certain securities held by GMAC and its subsidiaries, are considered available for sale.

NOTE 4.

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

     Dividends on the $1 2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income of Electronic Data Systems Corporation (EDS) and Hughes Electronics Corporation (Hughes), previously known as GM Hughes Electronics Corporation. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, earned since the acquisition by GM.

     The Available Separate Consolidated Net Income of EDS and Hughes is determined quarterly and is equal to the separate consolidated net income of EDS and Hughes, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E (300.0 million for the first quarter of 1995) or Class H (94.2 million for the first quarter of 1995) common stock outstanding during the period and the denominator of which was 482.4 million for Class E stock and 399.9 million for Class H stock during the first quarter of 1995. Comparable numerators for the first quarter of 1994 were 257.9 million for Class E stock and 90.6 million for Class H stock. Comparable denominators for the first quarter of 1994 were
481.2 million for Class E stock and 399.9 million for Class H stock. The weighted average number of shares of Class E common stock outstanding (numerator) during the first quarter of 1995 reflects the impact of the March 13, 1995 Class E common stock pension contribution which is described in Note 7. Class E common stock outstanding at March 31, 1995 (subsequent to the contribution) was 438.5 million shares.

     The denominators used in determining the Available Separate Consolidated Net Income of EDS and Hughes are adjusted as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class E and Class H common stocks and to reflect certain transfers of capital to or from EDS and Hughes. The Board's discretion to make such adjustments is limited by criteria set forth in GM's Certificate of Incorporation. In this regard, the Board has generally caused the denominators to decrease as shares are purchased by EDS or Hughes, and to increase as such shares are used, at EDS or Hughes expense, for EDS or Hughes employee benefit plans or acquisitions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, for the prior year. Notwithstanding the current dividend policy, the Board of Directors declared a dividend on the Class H common stock for each of the quarters of 1994 which was based on an annual rate higher than 35% of the Available Separate Consolidated Net Income of Hughes for the preceding year. In February 1995, the Board increased the quarterly dividend from $0.20 per share to $0.23 per share (which is based on an annual rate of approximately 35% of the Available Separate Consolidated Net Income of Hughes for 1994).

NOTE 5.

     Major classes of inventories are as follows:

                                                               MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                 1995           1994          1994
                                                               ---------    ------------    ---------
                                                                       (DOLLARS IN MILLIONS)
Productive material, work in process, and supplies..........   $ 6,079.9     $  5,478.3     $5,087.3
Finished product, service parts, etc........................     5,324.8        4,649.5      4,412.5
                                                               ---------    ------------    ---------
     Total inventories (less allowances)....................   $11,404.7     $ 10,127.8     $9,499.8
                                                                ========     ==========      =======

NOTE 6.

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

NOTE 7.

     On March 13, 1995, GM contributed to the General Motors Hourly-Rate Employees Pension Plan (Hourly Plan) 173,163,187 shares of Class E common stock, having an aggregate fair market value on such date of approximately $6.3 billion (determined by an independent valuation expert retained by the Trustee). The contribution was made under the terms of an agreement between GM and the Pension Benefit Guaranty Corporation (the PBGC). Subject to the terms of the agreement, GM will defer the use of the funding credits that would otherwise result from such cash and stock contributions. Consequently, GM will continue to make regular cash contributions to the Hourly Plan over the next several years. The agreement with the PBGC also provides flexibility to GM by granting a release of EDS from liability, if any, under Title IV of ERISA for GM's U.S. pension plans, in the event EDS were to leave the GM control group under certain circumstances. In addition, in connection with the contribution of the shares of Class E common stock, the U.S. Department of Labor granted an exemption with respect to, among other things, limits otherwise applicable under ERISA on the amount of Class E common stock that could legally be held by the Hourly Plan.

NOTE 8.

     Stocks Subject to Repurchase at March 31, 1995, December 31, 1994, and March 31, 1994 consisted of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute (HHMI) and exercisable under most circumstances at $30 per share on March 1, 1995. The

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO FINANCIAL STATEMENTS -- CONCLUDED

Corporation held an option to call the Institute's shares until February 28, 1995 at $37.50 per share. The put and call rights expired unexercised. On February 15, 1995, GM and HHMI entered into an agreement under which GM would assist the Institute to sell some or all of its Class H common stock by filing a registered public offering. The registration statement was filed on March 24, 1995 for 15 million shares of Class H common stock. On April 27, 1995, GM and HHMI announced that the 15 million shares would be priced at $38.50 per share. HHMI concluded the sale of all 15 million shares on May 4, 1995.

NOTE 9.

     On April 25, 1995, GM began a tender offer to purchase for cash any and all of its outstanding Series B 9 1/8% Depositary Shares (44.3 million shares at a purchase price of $27.50), Series D 7.92% Depositary Shares (15.7 million shares at a purchase price of $26.375) and Series G 9.12% Depositary Shares (23.0 million shares at a purchase price of $28.25). The offers will expire on May 22, 1995, unless extended.

NOTE 10.

     At March 31, 1995, December 31, 1994, and March 31, 1994, consolidated net income retained for use in the business (accumulated deficit) attributable to the common stocks was as follows:

                                                         MARCH 31,    DECEMBER 31,    MARCH 31,
                                                           1995           1994          1994
                                                         ---------    ------------    ---------
                                                                 (DOLLARS IN MILLIONS)
        $1 2/3 par value..............................   $  966.7       $ (778.8)     $(3,614.5)
        Class E.......................................    1,752.1        1,663.9        1,405.5
        Class H.......................................      942.4          900.7          778.8
                                                         ---------    ------------    ---------
          Total.......................................   $3,661.2       $1,785.8      $(1,430.2)
                                                          =======     ==========       ========

     The Corporation's capital surplus plus net income retained for use in the business (less accumulated deficit) at March 31, 1995, December 31, 1994, and March 31, 1994, as allocated pursuant to GM's Certificate of Incorporation, was as follows:

                                                        MARCH 31,    DECEMBER 31,    MARCH 31,
                                                          1995           1994          1994
                                                        ---------    ------------    ---------
                                                                (DOLLARS IN MILLIONS)
        $1 2/3 par value.............................   $10,494.5     $  9,013.8     $ 5,757.7
        Class E......................................    10,152.3        3,752.1       3,398.6
        Class H......................................     2,259.1        2,169.3       1,971.7
                                                        ---------    ------------    ---------
             Total                                      $22,905.9     $ 14,935.2     $11,128.0
                                                         ========     ==========      ========

NOTE 11.

     The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at March 31, 1995. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     The following management's discussion and analysis should be read in conjunction with the management's discussion and analysis included in the Corporation's 1994 Annual Report to the SEC on Form 10-K and Management's Discussion and Analysis relating to Electronic Data Systems Corporation (EDS) and Hughes Electronics Corporation (Hughes) included in Exhibits 99(a) and 99(b) to such Form 10-K and each Form 10-Q on file with the SEC. The competitive position and environmental matters discussions included in Part I, Item 1 of the 1994 Form 10-K are specifically incorporated by reference herein.

     General Motors Corporation's 1995-first-quarter consolidated net income totaled a record $2,154.0 million, or $2.51 per share of GM $1 2/3 par value common stock. That represents an improvement of $1,300.3 million, compared with the $853.7 million net income, or $0.81 per share, in the year-ago period. First-quarter-1994 results included the $758.1 million after-tax ($1.05 per share) unfavorable effect of the SFAS No. 112 accounting change. The non-cash charge was primarily related to GM's extended-disability benefit program in the United States. The $758.1 million after-tax charge was composed of $704.6 million at GM's North American Automotive Operations (NAO), $7.4 million at General Motors Acceptance Corporation (GMAC), $30.4 million at Hughes, and $15.7 million at other GM operations.

     GM's 1995-first-quarter sales and revenues totaled $43,285.0 million -- an increase of 15.4% compared with the comparable period last year. GM's gross-profit margin for the first quarter of 1995, with GMAC on an equity basis, was 19.0%, compared with 18.2% in 1994's first-quarter period. This improvement was primarily the result of an increased gross-profit margin at NAO discussed in "North American Automotive Operations". Selling, general, and administrative expenses, with GMAC on an equity basis, of $2,632.0 million in the first quarter of 1995 were $266.6 million above the first quarter 1994 amount primarily due to higher administrative expenses. On a percent of sales and revenues basis, selling, general, and administrative expenses were 6.7% in the first quarter of 1995, down from 6.9% in the first quarter of 1994. The Corporation's pre-tax income (with GMAC on an equity basis) was $3,002.3 million, compared with $2,117.3 million in the first quarter of 1994. The first-quarter-1995 effective income-tax rate (with GMAC on an equity basis) was 38.3%, compared with 33.3% in the comparable 1994 period. The tax rate in the first quarter of 1994 was favorably affected by lower taxes on GM's non-U.S. operations.

     The Corporation's net-profit margin, with GMAC on an equity basis, increased from 2.5% in the prior-year period to 5.5% in the first quarter of 1995 -- a positive step toward achieving the goal of at least a 5%-average annual net-profit margin over the automotive-business cycle. Excluding the unfavorable effect of the SFAS No. 112 accounting change, the 1994-first-quarter net-profit margin was 4.7%.

     After preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stocks, the income attributable to $1 2/3 par value common stock in the 1995 first quarter amounted to $1,896.3 million or $2.51 per share, compared with first quarter 1994 income of $610.8 million or $0.81 per share including the accounting change.

     GM's performance in the first quarter reflects positive contributions from all of the major business sectors with particularly strong results from the automotive sectors. Highlights of 1995 first-quarter financial performance by GM's major business sectors are shown on the next page.

MAJOR BUSINESS SECTOR RESULTS

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            ------------------
                                                                             1995        1994
                                                                            ------      ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
NAO
  Income Before Accounting Change........................................   $1,058      $  506
  Cumulative Effect of Accounting Change.................................       --        (705)
                                                                            ------      ------
  NAO Income (Loss)......................................................    1,058        (199)
                                                                            ------      ------
IO Income................................................................      522         385
                                                                            ------      ------
GMAC
  Income Before Accounting Change........................................      255         224
  Cumulative Effect of Accounting Change.................................       --          (7)
                                                                            ------      ------
  GMAC Income............................................................      255         217
                                                                            ------      ------
EDS Earnings.............................................................      197         172
                                                                            ------      ------
Hughes
  Earnings Before Accounting Change......................................      269         312
  Cumulative Effect of Accounting Change.................................       --         (30)
                                                                            ------      ------
  Hughes Earnings........................................................      269         282
                                                                            ------      ------
Other*
  Income (Loss) Before Accounting Change.................................     (147)         13
  Cumulative Effect of Accounting Change.................................       --         (16)
                                                                            ------      ------
  Other Loss.............................................................     (147)         (3)
                                                                            ------      ------
Consolidated Net Income..................................................   $2,154      $  854
                                                                            ======      ======
Income Before Cumulative Effect of Accounting Change.....................   $2,154      $1,612
                                                                            ======      ======

* Includes National Car Rental System Inc. (NCRS), Power Products and Defense, and purchase accounting adjustments.

WORLDWIDE WHOLESALE SALES

     In the first quarter of 1995, worldwide wholesale vehicle sales totaled 2,296,000 units as shown in the following table, 10.4% more than the 1994 first quarter level of 2,080,000 units, reflecting increased sales in most regions.

                                                                               THREE MONTHS
                                                                            -------------------
                                                                            1995          1994
                                                                            -----(UNITS IN-----
                                                                                THOUSANDS)
United States
  Cars...................................................................     850           789
  Trucks.................................................................     540           496
                                                                            -----         -----
       Total United States...............................................   1,390         1,285
Other North America......................................................     140           153
                                                                            -----         -----
       Total North America...............................................   1,530         1,438
Overseas.................................................................     766           642
                                                                            -----         -----
       Total All Sources.................................................   2,296         2,080
                                                                            =====         =====

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS WORLDWIDE

     During the first quarter of 1995, GM dealers delivered 1,990,000 cars and trucks worldwide, resulting in a 16.0% worldwide market share. Worldwide deliveries in the comparable 1994 period were 2,073,000 cars and trucks.

EMPLOYMENT AND PAYROLLS

     As detailed in the table below, first quarter 1995 worldwide employment averaged 699,000 men and women, a 1.6% increase from the 688,000 in the first quarter of 1994. Worldwide payrolls were $8,417.5 million, compared with $7,826.5 million in the comparable 1994 period.

                                                                                  THREE MONTHS
                                                                                 --------------
                                                                                 1995      1994
                                                                                 ----      ----
                                                                                 (IN THOUSANDS)
Average Worldwide Employment
  GM (excluding units listed below)...........................................   515       516
  GMAC........................................................................    17        19
  EDS.........................................................................    84        70
  Hughes......................................................................    77        77
  NCRS........................................................................     6         6
                                                                                 ----      ----
     Average Number of Employees..............................................   699       688
                                                                                 ====      ====

NORTH AMERICAN AUTOMOTIVE OPERATIONS

     NAO, including GM's Delphi Automotive Systems, earned net income totaling $1,058 million in the first quarter of 1995, an improvement of $1,257 million, compared with the first quarter of 1994, when the net loss totaled $199 million. Excluding the one-time $705 million after-tax unfavorable effect of the SFAS No. 112 accounting change in the first quarter of 1994, net income for that period was $506 million, resulting in a year-to-year improvement in net income of $552 million. The improvement was primarily due to favorable volume and mix, reduced sales allowances, and reduced material costs related to global sourcing, partially offset by higher engineering costs to support new model development and increased costs of emissions and safety equipment. NAO's net-profit margin was 3.9% in the first quarter of 1995, compared with a net-loss margin of 0.8% in the prior-year period. Excluding the SFAS No. 112 accounting change, the net-profit margin was 2.1% in the first quarter of 1994.

     Delphi continued to aggressively seek additional non-NAO business worldwide, implement significant cost-reduction initiatives, and pursue the establishment of key business partnerships around the globe. Delphi's non-NAO business increased 18% in the first quarter of 1995, compared with the same period last year.

     GM vehicle deliveries in the United States in the first quarter of 1995 totaled 1,138,000. GM passenger-car deliveries totaled 664,000, and truck deliveries totaled 474,000 during the period. Chevrolet's Lumina and Monte Carlo models recorded their best-ever first-quarter sales during the first three months of the calendar year, with combined sales increasing 156% quarter to quarter over the previous comparable models. Sales of the all-new Chevrolet Blazer and GMC Jimmy sport utility vehicles increased 30% and 46.2%, respectively, in the first quarter of 1995, compared with the same period last year.

     GM's share of the total U.S. vehicle market in the first quarter of 1995 was 32.0%, compared with 33.5% in the first quarter of 1994. GM's share of total U.S. car deliveries was 32.7% in the first quarter, compared with 35.1% in the previous year's first quarter. The Corporation's share of total U.S. truck deliveries was 30.9% compared with 31.2% in the same period last year.

INTERNATIONAL AUTOMOTIVE OPERATIONS

     IO's net income for the first quarter of 1995 totaled $522 million, compared with $385 million in the same period of 1994. The net-profit margin for IO was 6.4% in the first quarter of 1995, compared with 6.2% in the prior-year period.

     Financial performance in the first quarter of 1995 reflects increasing strength in European, Latin American and Asia-Pacific regions, with particularly significant improvements in Europe. GM's automotive operations in Europe reported net income totaling $328 million in the first quarter of 1995, compared with $246 million in the same period of 1994. For the remainder of GM's IO, including Latin American Operations and Asia-Pacific Operations, net income totaled $194 million in the first quarter of 1995, compared with $139 million in the prior-year period.

     In Western Europe, the Opel/Vauxhall model lineup continued to be the leading passenger-car brand. GM vehicle deliveries in Western Europe totaled 448,000 units in the first quarter of 1995, up 1.5% from the same period last year. Total GM vehicle deliveries in Latin America were 113,000 units in the first quarter of 1995, a 13.9% increase from the prior-year period. Overall deliveries of GM vehicles in the Asia-Pacific region totaled 143,000 units during the first quarter of 1995, up 17.9% compared with the first quarter of 1994. Worldwide deliveries of the Saab lineup totaled 25,500 units in the first quarter of 1995, up 17.0% compared with the prior-year period.

GENERAL MOTORS ACCEPTANCE CORPORATION

     GMAC serves the financing and insurance needs of GM customers. The Corporation hereby encourages reference to the GMAC First Quarter 1995 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

     GMAC reported first-quarter-1995 net income of $254.9 million, compared with $217.5 million in the first quarter of 1994, including the effect of the SFAS No. 112 accounting change. The 16% increase in 1995 net income from financing operations is attributable to a more-favorable funding mix and increased earning asset levels, resulting from a 20% increase in worldwide retail leasing volume. Capital gains as of March 31, 1995 were $23.1 million compared to $9.0 million as of March 31, 1994 which contributed to the 23% growth in income from insurance operations.

     Deliveries of new GM vehicles in the U.S. were 1.1 million units for the first three months of 1995, a decrease of 8% from the same period last year. GMAC financed 24% of new General Motors products delivered in the U.S. during the first quarter of 1995, a two percentage point increase compared to the fourth quarter of 1994 but a six percentage point decrease compared to the first quarter of 1994. The quarter-to-quarter decline in penetration of retail delivery financing reflects continued intense competitive pressures.

     GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided on 1,005,000 and 969,000 new GM vehicles, representing 72.7% and 75.6% of all GM sales to dealers during the first quarter of 1995 and 1994, respectively.

     Consolidated net pre-tax margin after interest and discount and depreciation expense totaled $507.9 million in the first quarter of 1995, up $43.6 million from the first quarter of 1994. The quarter-to-quarter improvement primarily reflects increased revenue from the continued popularity of retail leasing as well as increased wholesale financing, partially offset by increased interest and discount expense. Interest and discount expense increased to $1,219.8 million for the first quarter of 1995 compared with $1,010.0 million for the first quarter of 1994. The $209.8 million increase from the comparable period in 1994 is primarily due to increased funding levels and higher interest rates. The increase in the effective income tax rate in 1995 (40.8%) from 1994 (37.6%) is due to increased taxes at foreign locations where tax rates exceed U.S. statutory tax rates.

     GMAC's worldwide cost of funds for the first quarter averaged 7.16%, an increase of 64 basis points from a year ago. Total borrowing costs for United States operations averaged 7.07% for the first quarter of 1995, compared with 6.25% for the comparable 1994 period. The higher funding costs are attributable to a significant increase in general rates of interest, especially in the United States where the bank prime lending rate has climbed from 6.25% to 9% during the past year. The adverse effects of these general interest rate increases were minimized by a more favorable funding mix resulting from an increased use of lower cost floating rate debt as a percentage of GMAC's total outstanding debt as well as a continued positive perception of GMAC's financial position by the capital markets.

     Earning assets were $86.8 billion at March 31, 1995 compared to $82.1 billion and $77.3 billion at December 31, 1994 and March 31, 1994, respectively. The higher asset levels are primarily attributable to increased operating lease assets and wholesale finance receivables, partially offset by reduced retail finance receivables.

     As of March 31, 1995, GMAC's total borrowings were $68.8 billion compared with $66.7 billion at December 31, 1994 and $62.4 billion at March 31, 1994. Debt due after one year comprised 87% of the increase in borrowings over the comparable prior year period. GMAC's ratio of borrowings to equity capital was 8.4:1 at March 31, 1995, unchanged from December 31, 1994, but slightly above 7.9:1 at March 31, 1994.

SUMMARY FINANCIAL DATA -- GMAC

                CONDENSED GMAC CONSOLIDATED STATEMENT OF INCOME

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1995        1994
                                                                            --------    --------
                                                                            (DOLLARS IN MILLIONS)
Financing Revenue
  Retail and lease financing.............................................   $  750.4    $  737.3
  Leasing................................................................    1,433.0     1,052.3
  Wholesale and term loans...............................................      534.0       373.4
                                                                            --------    --------
Total financing revenue..................................................    2,717.4     2,163.0
Interest and discount....................................................    1,219.8     1,010.0
Depreciation on operating leases.........................................      989.7       688.7
                                                                            --------    --------
Net financing revenue....................................................      507.9       464.3
Insurance premiums earned................................................      271.3       279.4
Other income.............................................................      499.0       411.5
                                                                            --------    --------
Net Financing Revenue and Other..........................................    1,278.2     1,155.2
Expenses.................................................................      847.5       794.8
                                                                            --------    --------
Income before income taxes...............................................      430.7       360.4
Income taxes.............................................................      175.8       135.5
                                                                            --------    --------
Income before cumulative effect of accounting change.....................      254.9       224.9
Cumulative effect of accounting change...................................         --        (7.4)*
                                                                            --------    --------
     Net Income..........................................................   $  254.9    $  217.5
                                                                            ========    ========
*Effective January 1, 1994, GMAC adopted SFAS No. 112.

Net Income
  Financing Operations...................................................   $  216.3    $  186.0
  Insurance Operations...................................................       38.6        31.5
                                                                            --------    --------
Consolidated Net Income..................................................   $  254.9    $  217.5
                                                                            ========    ========
Consolidated Return on Average Equity....................................       12.7%       10.8%
                                                                                ====        ====

                   CONDENSED GMAC CONSOLIDATED BALANCE SHEET

                                                              MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                1995           1994          1994
                                                              ---------    ------------    ---------
                                                                      (DOLLARS IN MILLIONS)
Cash and cash equivalents..................................   $ 1,655.7      $ 1,339.5     $ 2,386.0
Investments in securities..................................     4,244.8        3,891.7       3,533.4
Finance receivables -- net.................................    57,257.8       54,625.1      54,430.4
Net investment in operating leases.........................    19,207.3       17,809.2      12,635.0
Receivables -- General Motors Corporation..................     1,242.2        1,080.5       1,414.4
Other assets...............................................     6,802.9        6,791.4       7,231.6
                                                              ---------      ----------    ---------
       Total Assets........................................   $90,410.7      $85,537.4     $81,630.8
                                                              =========      =========     =========
Short-term debt............................................   $35,347.8      $35,114.8     $34,551.8
Accounts payable and other liabilities (including GM and
  affiliates -- $3,542.6, $1,867.3, and $3,129.7)..........    13,484.9       10,989.3      11,361.6
Long-term debt.............................................    33,438.2       31,539.6      27,879.0
Stockholder's equity.......................................     8,139.8        7,893.7       7,838.4
                                                              ---------      ----------    ---------
       Total Liabilities and Stockholder's Equity..........   $90,410.7      $85,537.4     $81,630.8
                                                              =========      =========     =========

Certain amounts for March 1994 have been reclassified to conform with 1995 classifications.

              CONDENSED GMAC CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ------------------------
                                                                           1995          1994
                                                                        ----------    ----------
                                                                         (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities............................   $  3,261.3    $  2,018.8
                                                                        ----------    ----------
Cash Flows from Investing Activities
Finance receivables -- acquisitions..................................    (42,056.7)    (38,749.1)
                    -- liquidations..................................     33,890.5      34,832.8
Notes receivable from General Motors Corporation.....................       (161.7)        (58.9)
Operating leases -- acquisitions.....................................     (3,302.0)     (2,647.1)
                 -- liquidations.....................................      1,214.8         715.2
Investments in securities -- acquisitions............................     (3,616.6)     (3,025.9)
                          -- liquidations............................      3,406.8       2,958.6
Proceeds from sales of receivables -- wholesale......................      3,989.1       2,210.1
                                   -- retail.........................      2,062.5       1,376.4
Due and deferred from receivable sales...............................        (47.7)       (973.1)
Other................................................................        344.5         334.7
                                                                        ----------    ----------
Net Cash Used in Investing Activities................................     (4,276.5)     (3,026.3)
                                                                        ----------    ----------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -- proceeds........................................................     15,714.9      13,965.4
  -- liquidations....................................................    (13,676.7)    (14,902.9)
Debt with original maturities less than 90 days -- net change........       (500.5)        554.8
Cash dividends paid to GM............................................       (200.0)       (250.0)
                                                                        ----------    ----------
Net Cash Provided by (Used in) Financing Activities..................      1,337.7        (632.7)
                                                                        ----------    ----------
Effect of exchange rate changes on cash and cash equivalents.........         (6.3)         (1.9)
                                                                        ----------    ----------
Net increase (decrease) in cash and cash equivalents.................        316.2      (1,642.1)
Cash and cash equivalents at beginning of the period.................      1,339.5       4,028.1
                                                                        ----------    ----------
Cash and cash equivalents at end of the period.......................   $  1,655.7    $  2,386.0
                                                                        ==========    ==========

Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

ELECTRONIC DATA SYSTEMS CORPORATION

     Electronic Data Systems Corporation (EDS) reported first-quarter earnings totaling $196.8 million for the 1995 period, or $0.42 per share of GM Class E common stock. That compares with $171.7 million earned in the first quarter of 1994, or $0.36 per share. EDS performance in the first quarter of 1995 reflects continued growth in non-GM business, which was up more than 36 percent in the period, compared with the first quarter of 1994. The non-GM business accounted for more than 67 percent of EDS' total revenues in the first-quarter-1995 period.

     Earnings per share attributable to GM Class E common stock are based on the Available Separate Consolidated Net Income of EDS as described in Note 4 to the Financial Statements. Reference should be made to EDS' Management's Discussion and Analysis in Exhibit 99(a) which is incorporated herein by reference.

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

               CONDENSED EDS CONSOLIDATED STATEMENT OF INCOME AND
                   AVAILABLE SEPARATE CONSOLIDATED NET INCOME

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1995          1994
                                                                         --------      --------
                                                                          (DOLLARS IN MILLIONS
                                                                                 EXCEPT
                                                                           PER SHARE AMOUNTS)
Revenues
Systems and other contracts
  GM and affiliates...................................................   $  898.0      $  841.7
  Outside customers...................................................    1,878.3       1,375.5
Interest and other income.............................................        8.7          22.1
                                                                         --------      --------
Total Revenues........................................................    2,785.0       2,239.3
Costs and Expenses....................................................    2,477.5       1,971.0
Income Taxes..........................................................      110.7          96.6
                                                                         --------      --------
Separate Consolidated Net Income......................................   $  196.8      $  171.7
                                                                         ========      ========
Available Separate Consolidated Net Income*
Average number of shares of Class E common stock outstanding
  (in millions) (Numerator)...........................................      300.0         257.9
Class E dividend base (in millions) (Denominator).....................      482.4         481.2
Available Separate Consolidated Net Income............................   $  122.4      $   92.1
                                                                         ========      ========
Earnings Attributable to Class E Common Stock on a Per Share Basis....      $0.42         $0.36
                                                                            =====         =====
Cash dividends per share of Class E common stock......................      $0.13         $0.12
                                                                            =====         =====

* Available Separate Consolidated Net Income is determined quarterly.

HUGHES ELECTRONICS CORPORATION

     Hughes Electronics Corporation (Hughes) earned $268.9 million during the first quarter of 1995, or $0.67 per share of GM Class H common stock. That compares with 1994-first-quarter earnings of $282.1 million, or $0.70 per share, including the effect of the SFAS No. 112 accounting change. Hughes' quarterly results reflect earlier-than-expected GALAXY(R) satellite transponder sales in the first quarter of 1994 and increased operating expenses associated with the continued expansion of DIRECTV(R).

     Earnings per share attributable to GM Class H common stock are based on the Available Separate Consolidated Net Income of Hughes as described in Note 4 to the Financial Statements. Reference should be made to Hughes' Management's Discussion and Analysis in Exhibit 99(b) which is incorporated herein by reference.

           CONDENSED HUGHES STATEMENT OF CONSOLIDATED OPERATIONS AND
                   AVAILABLE SEPARATE CONSOLIDATED NET INCOME

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1995          1994
                                                                         --------      --------
                                                                          (DOLLARS IN MILLIONS
                                                                                 EXCEPT
                                                                           PER SHARE AMOUNTS)
Revenues
Net sales
  Outside customers...................................................   $2,162.6      $2,300.9
  GM and affiliates...................................................    1,404.2       1,259.9
Other income -- net...................................................       12.0          26.5
                                                                         --------      --------
Total Revenues........................................................    3,578.8       3,587.3
Costs and Expenses....................................................    3,175.5       3,110.0
Income Taxes..........................................................      165.4         195.8
                                                                         --------      --------
Income before cumulative effect of accounting change..................      237.9         281.5
Cumulative effect of accounting change................................         --         (30.4)(1)
                                                                         --------      --------
Net Income............................................................      237.9         251.1
Adjustment to exclude the effect of GM purchase accounting adjustments
  related to Hughes Aircraft Company(2)...............................       31.0          31.0
                                                                         --------      --------
Earnings Used for Computation of Available Separate Consolidated Net
  Income..............................................................   $  268.9      $  282.1
                                                                          =======       =======
Available Separate Consolidated Net Income(3)
Average number of shares of Class H common stock outstanding
  (in millions) (Numerator)...........................................       94.2          90.6
Class H dividend base (in millions) (Denominator).....................      399.9         399.9
Available Separate Consolidated Net Income............................   $   63.3      $   64.0
                                                                          =======       =======
Earnings Attributable to Class H Common Stock on a Per Share Basis
  Before cumulative effect of accounting change.......................      $0.67         $0.78
  Cumulative effect of accounting change..............................         --         (0.08)(1)
  Net earnings attributable to Class H common stock on a per share
     basis............................................................      $0.67         $0.70
Cash dividends per share of Class H common stock......................      $0.23         $0.20

(1) Effective January 1, 1994, Hughes adopted SFAS No. 112 ($30.4 million or $0.08 per share).

(2) Amortization of intangible assets arising from GM's acquisition of Hughes Aircraft Company.

(3) Available Separate Consolidated Net Income is determined quarterly.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, including GMAC, at March 31, 1995 amounted to $10,418.9 million compared with $10,939.0 million at December 31, 1994 and $10,710.0 million at March 31, 1994. The decrease in 1995 was due to an excess of net cash used in investing activities over the net cash provided by operating and financing activities. Net cash provided by operating activities was $4,815.4 million in the three months of 1995, compared to $1,176.9 million in the 1994 period reflecting higher net income, a smaller increase in accounts receivable, and increases in income taxes payable, and other liabilities.

     Net cash used in investing activities in 1995 amounted to $6,788.4 million reflecting capital expenditures and the increases in finance receivables and equipment on operating leases. Net cash used in investing activities amounted to $4,299.4 million in 1994 primarily due to capital expenditures and the increases in finance receivables and equipment on operating leases. Total capital expenditures were $1,879.1 million in the three months of 1995 compared with $1,201.4 million in the 1994 period. Net cash provided by financing activities in 1995 of $1,492.4 million reflected the $1,601.7 million net increase in long-term debt and $360.6 million increase in short-term loans payable exceeding the $303.3 million repurchases of common stocks and cash dividends paid to stockholders. Net cash provided by financing activities of $51.2 million in the 1994 three-month period reflected the $557.2 million proceeds from issuing common stock and a $320.0 million net increase in long-term debt exceeding the net decrease in short-term loans payable and cash dividends paid to stockholders.

     During the three months of 1995, notes and loans payable increased $2,570.7 million to $76,300.9 million at March 31, 1995 from a balance of $73,730.2 million at December 31, 1994 reflecting net increases in short-term loans and long-term debt. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 3.57 to 1 at March 31, 1995 compared to 5.75 to 1 at December 31, 1994 and 10.13 to 1 at March 31, 1994, reflecting higher stockholders' equity due to the Class E common stock contribution to the U.S. hourly pension plan and the return to profitability.

     On April 4, 1995, Standard & Poor's Corporation (S&P) affirmed its positive outlook and its rating of General Motors Corporation and related entities. It raised its commercial paper rating of EDS to A-1 from A-2, second highest within the four investment grade ratings available from S&P for commercial paper, indicating a strong degree of safety regarding timely payments, and removed the rating from CreditWatch, where it was placed on February 6, 1995. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     The Corporation's liquidity position remained strong in the first quarter of 1995. Cash and marketable securities, with GMAC on an equity basis, totaled $10,270.5 million at March 31, 1995, $9,546.6 million at March 31, 1994 and
$10,976.4 million at December 31, 1994. GM's cash position continues to be strong and GM plans to maintain all-important future product programs utilizing improved capital-spending efficiencies, while at the same time improving the balance sheet. Ongoing financial objectives include: increasing NAO profitability, reducing GM's unfunded pension liability, containing health-care costs, and improving GM's credit ratings.

     A first quarter cash dividend on $1 2/3 par value common stock of $0.20 per share was paid on March 10, 1995. On May 1, 1995, the Board of Directors raised the quarterly dividend on $1 2/3 par value common stock 50%, to $0.30 per share, for the second quarter of 1995 payable June 10, 1995. This dividend declaration raises cash dividends in the first six months of 1995 to $0.50 per share, compared with $0.40 per share in the comparable 1994 period.

     A first quarter cash dividend on Class E common stock of $0.13 per share was paid on March 10, 1995. On May 1, 1995, the Board of Directors also declared a cash dividend of $0.13 per share on Class E common stock payable June 10, 1995. This continues the level established in the first quarter of 1995 and raises cash dividends in the first six months of 1995 to $0.26 per share compared with $0.24 per share in the comparable 1994 period.

     A first quarter cash dividend on Class H common stock of $0.23 per share was paid on March 10, 1995. On May 1, 1995, the Board of Directors also declared a cash dividend of $0.23 per share on Class H common stock payable June 10, 1995. This continues the level in effect since the first quarter of 1995 and raises cash dividends in the first six months of 1995 to $0.46 per share, compared with $0.40 per share in the comparable 1994 period.

     Book value per share of $1 2/3 par value common stock increased to $21.08 at the end of the 1995 first quarter from $11.18 at the end of 1994. Book value per share of Class E common stock increased to $2.69 from $1.43 at the end of 1994 and book value per share of Class H common stock increased to $10.56 from $5.59 at the end of 1994.

     At year-end 1994, GM's total unfunded pension position decreased to $12.6 billion ($9.4 billion U.S. and $3.2 billion non-U.S.) from $22.3 billion a year ago. In the first quarter of 1995, the Corporation made further cash contributions of $1.8 billion to its U.S. pension plans. In addition, upon receiving a prohibited transaction exemption from the U.S. Department of Labor, the Corporation contributed approximately 173 million shares of Class E common stock to its U.S. hourly pension plan on March 13, 1995. The stock contribution was valued at $6.3 billion by an independent valuation expert retained by the plan's independent trustee.

     Under the terms of an agreement with the Pension Benefit Guaranty Corporation (PBGC), GM will defer the use of funding credits that will result from the stock contributions and $4 billion of cash previously contributed. Consequently, GM will continue to make regular cash contributions to its pension plans over the next several years. The PBGC agreement also provides flexibility to GM by granting a release of EDS from liability, if any, under Title IV of ERISA for GM's U.S. pension plans in the event EDS were to leave the GM controlled group under certain circumstances.

     The Class E common stock contribution to the U.S. hourly pension plan increases the weighted average number of Class E shares outstanding which increases the allocation of EDS earnings to Class E common stock and decreases the allocation of EDS earnings to $1 2/3 par value common stock. The reduction in EDS earnings allocated to $1 2/3 par value common stock was more than offset by reduced pension expense as a result of the stock contribution. The relationship between the reduction in EDS earnings allocated to $1 2/3 par value common stock and reduced pension expense will vary from period to period. The stock contribution has no impact on Class E earnings per share since the increased allocation of EDS earnings to Class E common stock is offset by the higher weighted average number of Class E shares outstanding.

     The Corporation plans to make additional incremental cash contributions to its U.S. pension plans in 1995 as it seeks to meet its long-term funding plan. Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the plans' obligations. The decrease in long-term interest rates which has occurred in the U.S. between December 31, 1994 (the latest measurement date of GM's pension plans) and March 31, 1995 would require the Corporation to use a discount rate approximately 25 basis points below that used at the last measurement date. GM's reported unfunded pension position will be affected by such a change in interest rates, as well as by contributions during the year, the actual return on pension investments and various other factors. A change in the unfunded pension position will also affect the minimum pension liability adjustment to stockholders' equity.

     The change in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. There has been a 50 basis point decrease in long-term corporate bond rates between October 1, 1994 (the most recent valuation date) and March 31, 1995. However, a change to the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1995 and no cash impact.

     Neither the estimated increase in the Corporation's unfunded pension obligations under SFAS No. 87 nor the estimated increase in the Corporation's postretirement obligations under SFAS No. 106 would have an impact on the earnings to be reported by the Corporation for 1995. However, in accordance with applicable accounting standards, any change in these obligations would impact the Corporation's 1996 and subsequent years' earnings as non-cash increases/decreases in pension and other postretirement benefit expense.

     General Motors Corporation began a tender offer on April 25, 1995 to purchase for cash any and all of its outstanding Series B, Series D and Series G preference stock. The offers will expire on May 22, 1995, unless extended. The tender offers are being made for the following securities: 44.3 million outstanding depositary shares, each representing one-fourth of a share of GM Series B 9 1/8% Preference Stock, at a purchase price of $27.50 per share paid in cash; 15.7 million outstanding depositary shares, each representing one-fourth of a share of GM Series D 7.92% Preference Stock, at a purchase price of $26.375 per share paid in cash; and 23.0 million outstanding depositary shares, each representing one-fourth of a share of GM Series G 9.12% Preference Stock, at a purchase price of $28.25 per share paid in cash. Under each offer, depositary shares tendered and purchased by GM will receive the regular first quarter cash dividend payable per depositary share, with a record date of April 3, 1995, to be paid May 1, 1995, but will not receive any dividend declared or paid thereafter by GM nor any accrued dividend.

     The managements of EDS and General Motors are engaged in discussions concerning the most appropriate means of addressing EDS' strategic objectives, including the possibility of a spin-off of EDS. These discussions have not produced a definitive proposal as to the structure or terms of any transaction or as to whether any transaction will be proposed to the board of directors of GM or EDS or the stockholders of GM. Any spin-off of EDS would be proposed only in a transaction determined by GM's Board of Directors to be fair to holders of all classes of GM's capital stock and that would be tax free and would not result in the recapitalization of Class E common stock into GM $1 2/3 par value common stock at a 120% exchange ratio as currently provided for under certain circumstances in the General Motors Certificate of Incorporation. The development of any such proposal would be subject to the resolution of numerous matters and any subsequent implementation of any such proposal would be subject to numerous conditions, including appropriate board and stockholder approvals. In the event that any such spin-off were proposed, General Motors and EDS would plan to enter into a long-term agreement upon consummation of such transaction, with options for renewal by General Motors, under which EDS would continue to provide to General Motors substantially the same information technology services as it has provided in the past. The development of any such proposal and fulfillment of such conditions are uncertain and the consummation of any such transaction would in any event involve substantial periods of time. Due to the numerous uncertainties involved in these matters, there can be no assurance that any spin-off of EDS will be proposed or consummated.

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

       STATEMENT OF CONSOLIDATED OPERATIONS WITH GMAC ON AN EQUITY BASIS

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                            1995         1994
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Net Sales and Revenues(1)
Manufactured products..................................................   $37,496.6    $32,836.1
Computer systems services..............................................     1,953.5      1,444.6
                                                                          ---------    ---------
     Total Net Sales and Revenues......................................    39,450.1     34,280.7
                                                                          ---------    ---------
Costs and Expenses
Cost of sales and other operating charges, exclusive of items listed
  below................................................................    31,951.6     28,039.5
Selling, general, and administrative expenses..........................     2,632.0      2,365.4
Depreciation of real estate, plants, and equipment.....................     1,034.8        936.3
Amortization of special tools..........................................       868.2        761.0
Amortization of intangible assets......................................        37.0         45.2
                                                                          ---------    ---------
     Total Costs and Expenses..........................................    36,523.6     32,147.4
                                                                          ---------    ---------
Operating Income.......................................................     2,926.5      2,133.3
Other income less income deductions -- net.............................       373.8        199.1
Interest expense.......................................................      (298.0)      (215.1)
                                                                          ---------    ---------
Income before Income Taxes.............................................     3,002.3      2,117.3
Income taxes...........................................................     1,150.0        704.8
                                                                          ---------    ---------
Income after Income Taxes..............................................     1,852.3      1,412.5
Earnings of nonconsolidated affiliates.................................       301.7        191.9
                                                                          ---------    ---------
Income before cumulative effect of accounting change...................     2,154.0      1,604.4
Cumulative effect of accounting change(2)..............................          --       (750.7)
                                                                          ---------    ---------
Net Income.............................................................   $ 2,154.0    $   853.7
                                                                          =========    =========

(1) Includes sales to nonconsolidated affiliates of $278.6 million and $289.8 million, respectively, including $75.2 million and $69.1 million in computer systems services revenues.

(2) Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Not included is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

            CONSOLIDATED BALANCE SHEET WITH GMAC ON AN EQUITY BASIS

                                                            MARCH 31,     DECEMBER 31,    MARCH 31,
                                                               1995           1994           1994
                                                            ----------    ------------    ----------
                                                                     (DOLLARS IN MILLIONS)
                           ASSETS
Current Assets
Cash and cash equivalents................................   $  8,913.0     $  9,731.4     $  8,324.1
Other marketable securities..............................      1,357.5        1,245.0        1,222.5
                                                            ----------    ------------    ----------
     Total cash and marketable securities................     10,270.5       10,976.4        9,546.6
Accounts and notes receivable
  Trade..................................................      8,505.1        7,873.1        6,813.0
  Nonconsolidated affiliates.............................      3,893.8        2,080.4        3,642.1
Inventories..............................................     11,404.7       10,127.8        9,499.8
Contracts in process.....................................      2,647.3        2,265.4        2,540.5
Prepaid expenses and deferred income taxes...............      6,747.8        6,455.6        8,516.5
                                                            ----------    ------------    ----------
     Total Current Assets................................     43,469.2       39,778.7       40,558.5
Equity in Net Assets of Nonconsolidated Affiliates.......      9,616.5        9,204.3        8,662.7
Deferred Income Taxes....................................     15,337.3       16,318.6       15,307.9
Other Investments and Miscellaneous Assets...............     15,205.0       14,835.5       13,268.1
Property -- Net..........................................     35,474.1       34,661.4       33,436.1
Intangible Assets........................................     11,628.2       11,536.4       12,743.6
                                                            ----------    ------------    ----------
     Total Assets........................................   $130,730.3     $126,334.9     $123,976.9
                                                            ==========     ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable.........................................   $ 11,205.4     $ 10,905.0     $  9,852.9
Loans payable............................................      1,335.2          993.7        1,287.0
Income taxes payable.....................................        847.2          144.7        1,006.5
Accrued liabilities and deferred income taxes (including
  current portion of postretirement benefits other than
  pensions)..............................................     27,006.1       26,584.4       23,274.4
Stocks subject to repurchase.............................        450.0          450.0          450.0
                                                            ----------    ------------    ----------
     Total Current Liabilities...........................     40,843.9       39,077.8       35,870.8
Long-Term Debt...........................................      6,179.7        6,082.3        6,551.1
Payable to GMAC..........................................      1,392.0        1,212.5        1,414.4
Capitalized Leases.......................................        139.2          136.4          160.5
Postretirement Benefits Other Than Pensions..............     37,840.2       37,348.0       35,566.3
Pensions.................................................      4,243.7       11,223.1       19,973.2
Other Liabilities and Deferred Income Taxes..............     17,075.1       16,752.2       16,248.7
Deferred Credits.........................................      1,650.0        1,678.8        1,255.4
Stockholders' Equity.....................................     21,366.5       12,823.8        6,936.5
                                                            ----------    ------------    ----------
     Total Liabilities and Stockholders' Equity..........   $130,730.3     $126,334.9     $123,976.9
                                                            ==========     ==========     ==========

  CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS WITH GMAC ON AN EQUITY BASIS

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ------------------------
                                                                         1995           1994
                                                                       ---------      ---------
                                                                        (DOLLARS IN MILLIONS)
Net Cash Provided by (Used in) Operating Activities.................   $ 1,552.0      $  (610.8)
                                                                       ---------      ---------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and equipment...............    (1,131.3)        (705.0)
  Expenditures for special tools....................................      (725.3)        (467.9)
  Change in other investing assets
     Investments in other marketable securities -- acquisitions.....    (2,121.9)        (941.3)
     Investments in other marketable securities -- liquidations.....     2,009.4          441.3
  Other.............................................................      (511.1)         347.4
                                                                       ---------      ---------
       Net Cash Used in Investing Activities........................    (2,480.2)      (1,325.5)
                                                                       ---------      ---------
Cash Flows from Financing Activities
  Increase in long-term debt........................................       349.4          364.5
  Decrease in long-term debt........................................      (252.0)         (31.8)
  Repurchases of common stocks......................................      (303.3)            --
  Proceeds from issuing common stocks...............................       112.0          557.2
  Cash dividends paid to stockholders...............................      (278.6)        (281.0)
  Other.............................................................       515.5         (103.7)
                                                                       ---------      ---------
       Net Cash Provided by Financing Activities....................       143.0          505.2
                                                                       ---------      ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents........       (33.2)          (7.3)
                                                                       ---------      ---------
Net decrease in cash and cash equivalents...........................      (818.4)      (1,438.4)
Cash and cash equivalents at beginning of the period................     9,731.4        9,762.5
                                                                       ---------      ---------
Cash and cash equivalents at end of the period......................   $ 8,913.0      $ 8,324.1
                                                                       =========      =========

                                   * * * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 1995, or subsequent thereto, but before the filing of this report are summarized below.

     On April 26 and 27, 1995, two purported class actions, KEITH MCGILL v. GENERAL MOTORS CORPORATION, and RICHARD DOLOWICH v. GENERAL MOTORS CORPORATION, were filed against General Motors in the Supreme Court of the State of New York, Counties of Bronx and Suffolk, alleging defective rear disc brake caliper pins in the "GM W-Body car". The DOLOWICH suit is brought on behalf of all persons and entities in the United States who currently own or lease or previously owned or leased a 1988-1993 Buick Regal, Oldsmobile Cutlass Supreme, Pontiac Grand Prix or Chevrolet Lumina. The MCGILL suit includes the same model year vehicles, but is brought on behalf of persons and entities residing in the State of New York who purchased or leased such vehicles and still own them. Together, the complaints allege violation of the New York General Business Law, Sections 349 and 350-a, fraud, negligent misrepresentation, and breach of express and implied warranty, and seek unspecified amounts of economic damages, punitive damages not less than $20 million, attorneys' fees and costs, and injunctive relief. The court has not made a determination as to whether the cases may proceed as class actions.

     With respect to the previously reported matter wherein it was stated that the U.S. EPA has requested that the U.S. Department of Justice (DOJ) commence a civil action against GM in connection with alleged violations of vehicle emissions standards and certification procedures under the Clean Air Act with respect to GM's North American Automotive Operations, DOJ/EPA and GM continue to agree to extensions of their agreement to toll the running of any deadlines for filing claims and are engaged in settlement discussions. GM believes that the subject vehicles and engines were produced in substantial compliance with the Clean Air ACT.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

   EXHIBIT
   NUMBER                                   EXHIBIT NAME                                  PAGE NO.
   -------    -------------------------------------------------------------------------   --------
   11         Computation of Earnings Per Share Attributable to Common Stocks for the
              Three Months Ended March 31, 1995 and 1994...............................      28
   12         Computation of Ratios of Earnings to Fixed Charges for the Three Months
              Ended March 31, 1995 and 1994............................................      30
   99(a)      Electronic Data Systems Corporation and Subsidiaries Consolidated
              Financial Statements and Management's Discussion and Analysis............      31
     (b)      Hughes Electronics Corporation and Subsidiaries Consolidated Financial
              Statements and Management's Discussion and Analysis......................      37
   27         Financial Data Schedule (for SEC information only).......................

     (b) Reports on Form 8-K.

     Two reports on Form 8-K, dated March 3, 1995 and March 13, 1995, were filed during the quarter ended March 31, 1995 reporting agreements under Item 7, Exhibits, and matters under Item 5, Other Events.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                GENERAL MOTORS CORPORATION
                                          --------------------------------------
                                                       (Registrant)


                                          By        /s/ LEON J. KRAIN
                                             -----------------------------------
 Date May 8, 1995                              (Leon J. Krain, Vice President
- -------------------                                and Group Executive)


                                          By        /s/ WALLACE W. CREEK
 Date May 8, 1995                            -----------------------------------
- -------------------                            (Wallace W. Creek, Comptroller)