Form 10-Q
period 1995-06-30
GENERAL MOTORS CORP
filed 1995-08-09
CIK 40730

l:\secfiles\10-Q\1995\2ndqtr95\part1-95.doc 24

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549-1004
                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended     June 30, 1995
                                   -------------

                     OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------


Commission file number  1-143
                        -----




                        GENERAL MOTORS CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)



       STATE OF DELAWARE                              38-0572515
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)



     767 Fifth Avenue, New York, New York                10153-0075
3044 West Grand Boulevard, Detroit, Michigan             48202-3091
--------------------------------------------             ----------
  (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code       (313)-556-5000
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

         As of June 30, 1995, there were outstanding 747,412,563 shares of the issuer's $1-2/3 par value common stock, 438,771,003 shares of Class E $0.10 par value common stock and 95,561,165 shares of Class H $0.10 par value common stock.

                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                        Index

                                                                     Page No.
                                                                     --------
Part I - Financial Information
     Item 1.  Financial Statements
                Statement of Consolidated Operations                     3
                Consolidated Balance Sheet                               5
                Condensed Statement of Consolidated Cash Flows           7
                Notes to Financial Statements                            7

     Item 2.  Management's Discussion and Analysis                      12

Part II - Other Information
     Item 1.  Legal Proceedings                                         29

     Item 4.  Submission of Matters to a Vote of Security Holders       30

     Item 6.  Exhibits and Reports on Form 8-K                          31

Signatures                                                              32

Exhibit 11 Computation of Earnings Per Share Attributable
  to Common Stocks for the Quarters and Six Months Ended
  June 30, 1995 and 1994                                                33

Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for
  the Six Months Ended June 30, 1995 and 1994                           37

Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          38

          (b) Hughes Electronics Corporation and Subsidiaries
  Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          45

Exhibit 27 Financial Data Schedule (for SEC information only)

GENERAL MOTORS CORPORATION                                              PART I
AND SUBSIDIARIES                                 ITEM 1.  FINANCIAL STATEMENTS
                                          STATEMENT OF CONSOLIDATED OPERATIONS

                                                           Six Months Ended
                                      Second Quarter           June 30,
                                   --------------------  --------------------
                                        1995       1994       1995       1994
                                   --------------------  --------------------
                                              (Dollars in Millions)

Net Sales and Revenues
  Manufactured products            $38,113.2  $35,555.1  $75,590.6  $68,353.4
  Financial services                 2,917.6    2,304.7    5,635.0    4,467.7
  Computer systems services          1,967.6    1,453.3    3,845.9    2,828.8
  Other income (Note 1)              1,147.8    1,079.1    2,359.7    2,237.7
                                    --------   --------   --------   --------
    Total Net Sales and Revenues    44,146.2   40,392.2   87,431.2   77,887.6
                                    --------   --------   --------   --------
Costs and Expenses
  Cost of sales and other
    operating charges, exclusive
    of items listed below           32,642.7   30,218.0   64,594.6   58,222.1
  Selling, general, and
    administrative expenses          3,286.6    3,024.8    6,383.7    5,729.4
  Interest expense                   1,396.0    1,350.2    2,885.0    2,552.2
  Depreciation of real estate,
    plants, and equipment            2,129.2    1,651.5    4,160.2    3,347.9
  Amortization of special tools        877.8      764.6    1,746.0    1,525.6
  Amortization of intangible
    assets                              57.9       59.4      108.2      123.3
  Other deductions (Note 1)            538.8      237.5      856.6      848.8
                                    --------   --------   --------   --------
    Total Costs and Expenses        40,929.0   37,306.0   80,734.3   72,349.3
                                    --------   --------   --------   --------
Income before Income Taxes           3,217.2    3,086.2    6,696.9    5,538.3
United States, foreign, and
  other income taxes                   947.1    1,163.4    2,272.8    2,003.7
                                    --------   --------   --------   --------
Income before cumulative
  effect of accounting change        2,270.1    1,922.8    4,424.1    3,534.6
Cumulative effect of accounting
  change (Note 3)                          -          -          -     (758.1)
                                    --------   --------   --------   --------
Net Income                           2,270.1    1,922.8    4,424.1    2,776.5
Preference shares tender offer
  premium (Note 9)                     153.4         -       153.4          -
Dividends on preference stocks          46.1       89.7      118.1      176.5
                                    --------   --------   --------   --------
Income on Common Stocks             $2,070.6   $1,833.1   $4,152.6   $2,600.0
                                    ========   ========   ========   ========



Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES              STATEMENT OF CONSOLIDATED OPERATIONS - Concluded


                                                            Six Months Ended
                                           Second Quarter        June 30,
                                           ---------------  -----------------
                                              1995    1994     1995      1994
                                           ---------------  -----------------
                                                 (Dollars in Millions
                                                Except Per Share Amounts)
Earnings Attributable to
  Common Stocks (Note 4)
  $1-2/3 par value before cumulative
    effect of accounting change         $1,796.0  $1,665.3 $3,692.3  $3,027.4
  Cumulative effect of accounting change
    (Note 3)                                    -        -       -     (751.3)
                                          -------  -------  -------   -------
  Net earnings attributable
    to $1-2/3 par value                 $1,796.0  $1,665.3 $3,692.3  $2,276.1
                                          =======  =======  =======   =======
  Net earnings attributable to Class E    $205.8    $106.5   $328.2    $198.6
                                          =======  =======  =======   =======
  Class H before cumulative effect
    of accounting change                   $68.8     $61.3   $132.1    $132.1
  Cumulative effect of accounting change
    (Note 3)                                    -        -       -       (6.8)
                                          -------  -------  -------   -------
  Net earnings attributable
    to Class H                             $68.8     $61.3   $132.1    $125.3
                                          =======  =======  =======   =======
Average number of shares of common stocks
  outstanding (in millions)
    $1-2/3 par value                       746.3     733.1    749.4     729.2
    Class E                                438.7     260.1    369.7     259.0
    Class H                                 95.4      91.7     94.8      91.2
Earnings Per Share Attributable
  to Common Stocks (Note 4)
  $1-2/3 par value before cumulative
    effect of accounting change            $2.39     $2.23    $4.90     $4.07
  Cumulative effect of accounting change
    (Note 3)                                    -        -       -      (1.05)
                                             ----     ----     ----      ----
  Net earnings attributable to
    $1-2/3 par value                       $2.39     $2.23    $4.90     $3.02
                                             ====     ====     ====      ====
  Net earnings attributable to Class E     $0.47     $0.41    $0.89     $0.77
                                             ====     ====     ====      ====
  Class H before cumulative effect of
    accounting change                      $0.72     $0.67    $1.39     $1.45
  Cumulative effect of accounting change
    (Note 3)                                    -        -       -      (0.08)
                                             ----     ----     ----      ----
  Net earnings attributable to
    Class H                                $0.72     $0.67    $1.39     $1.37
                                             ====     ====     ====      ====
Cash Dividends Per Share of Common
  Stocks (Note 4)
    $1-2/3 par value                       $0.30     $0.20    $0.50     $0.40
    Class E                                $0.13     $0.12    $0.26     $0.24
    Class H                                $0.23     $0.20    $0.46     $0.40


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                   CONSOLIDATED BALANCE SHEET


                                               June 30,   Dec. 31,   June 30,
                     ASSETS                        1995       1994       1994
-----------------------------------------------------------------------------
                                                   (Dollars in Millions)

Cash and cash equivalents                      $9,403.5  $10,939.0  $13,642.8
Other marketable securities                     5,754.6    5,136.6    5,139.7
                                              ---------  ---------  ---------
  Total cash and marketable securities         15,158.1   16,075.6   18,782.5
                                              ---------  ---------  ---------
Finance receivables - net                      58,138.5   54,077.3   53,930.6
                                              ---------  ---------  ---------
Accounts and notes receivable (less
  allowances)                                  10,632.0    8,977.8    9,197.5
                                              ---------  ---------  ---------
Inventories (less allowances) (Note 5)         11,700.4   10,127.8   10,060.7
                                              ---------  ---------  ---------
Contracts in process (less advances and
  progress payments)                            2,687.4    2,265.4    2,693.7
                                              ---------  ---------  ---------
Net equipment on operating leases (less
  accumulated depreciation)                    21,205.1   20,061.6   16,646.4
                                              ---------  ---------   --------
Deferred income taxes                          18,001.7   19,693.3   20,868.9
                                              ---------  ---------  ---------
Other assets (less allowances)                 21,074.8   20,625.5   19,407.7
                                              ---------  ---------  ---------
Property
  Real estate, plants, and equipment-at cost   72,943.1   69,807.9   68,694.1
  Less accumulated depreciation                44,590.6   42,586.4   42,517.3
                                              ---------  ---------  ---------
    Net real estate, plants, and equipment     28,352.5   27,221.5   26,176.8
  Special tools - at cost (less amortization)   7,622.4    7,559.1    7,550.7
                                              ---------  ---------  ---------
      Total property                           35,974.9   34,780.6   33,727.5
                                              ---------  ---------  ---------
Intangible assets - at cost (less
  amortization)                                12,001.7   11,913.8   13,114.7
                                              ---------  ---------  ---------
Total Assets                                 $206,574.6 $198,598.7 $198,430.2
                                              =========  =========  =========

Certain June 1994 amounts were reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                       CONSOLIDATED BALANCE SHEET - Concluded


                                               June 30,   Dec. 31,   June 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1995       1994       1994
-----------------------------------------------------------------------------
                                               (Dollars in Millions Except
                                                     Per Share Amounts)
Liabilities
  Accounts payable                            $11,598.1  $11,635.0  $10,619.3
  Notes and loans payable                      78,299.5   73,730.2   72,403.3
  United States, foreign, and other income
    taxes - deferred and payable                3,647.3    2,721.0    3,491.8
  Postretirement benefits other than
    pensions (Note 6)                          40,830.2   40,018.2   38,795.9
  Pensions (Note 7)                             5,080.0   14,353.2   22,801.5
  Other liabilities and deferred credits       44,580.9   42,867.3   40,827.6
                                              ---------  ---------  ---------
      Total Liabilities                       184,036.0  185,324.9  188,939.4
                                              ---------  ---------  ---------
Stocks Subject to Repurchase (Note 8)                -       450.0      450.0
                                              ---------  ---------  ---------
Stockholders' Equity
  Preference stocks (Note 9)
    Series B 9-1/8% Depositary Shares, $0.5
      and $1.1;
    Series C Depositary Shares, $0.3;
    Series D 7.92% Depositary Shares, $0.1
      and $0.4; and
    Series G 9.12% Depositary Shares, $0.3
    and $0.6 in June 1995, and in December
    and June 1994)                                  1.2        2.4        2.4
  Common stocks
    $1-2/3 par value (issued, 747,600,160,
      754,345,782, and 750,098,491 shares)      1,246.0    1,257.2    1,250.2
    Class E (issued, 442,684,068, 268,125,255,
      and 266,503,861 shares) (Notes 7 and 12)     44.3       26.8       26.7
    Class H (issued, 95,704,629, 78,720,022,
      and 77,376,419 shares)                        9.6        7.9        7.7
  Capital surplus (principally additional
    paid-in capital)                           18,591.3   13,149.4   12,856.0
  Net income retained for use in the
    business (Note 10)                          5,429.1    1,785.8      207.1
                                              ---------  ---------  ---------
      Subtotal                                 25,321.5   16,229.5   14,350.1
  Minimum pension liability adjustment         (3,548.4)  (3,548.4)  (5,311.2)
  Accumulated foreign currency translation
    adjustments                                   357.1     (100.4)    (224.3)
  Net unrealized gains on investments
    in certain debt and equity securities         408.4      243.1      226.2
                                              ---------  ---------  ---------
      Total Stockholders' Equity               22,538.6   12,823.8    9,040.8
                                              ---------  ---------  ---------
Total Liabilities and Stockholders' Equity   $206,574.6 $198,598.7 $198,430.2
                                              =========  =========  =========


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                            1995         1994
                                                    -------------------------
                                                      (Dollars in Millions)

Net Cash Provided by Operating Activities               $7,786.4     $6,230.6
                                                        --------     --------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and
    equipment                                           (2,733.9)    (1,775.6)
  Expenditures for special tools                        (1,673.3)      (989.6)
  Other                                                    445.8        (84.3)
  Change in other investing assets
    Investments in other marketable securities -
      acquisitions                                     (10,461.5)    (6,868.0)
    Investments in other marketable securities -
      liquidations                                       9,842.6      6,310.1
    Finance receivables - acquisitions                 (85,616.7)   (80,015.6)
    Finance receivables - liquidations                  72,027.7     71,433.0
    Proceeds from sales of finance receivables          11,232.7      8,645.3
    Operating leases - net                              (4,494.2)    (4,970.1)
                                                        --------     --------
      Net Cash Used in Investing Activities            (11,430.8)    (8,314.8)
                                                        --------     --------
Cash Flows from Financing Activities
  Net increase in short-term
    loans payable                                        1,732.4      1,125.4
  Increase in long-term debt                             7,921.3      8,707.7
  Decrease in long-term debt                            (5,658.4)    (8,236.4)
  Repurchases of preference stocks                      (1,286.7)           -
  Repurchases of common stocks                            (394.0)           -
  Proceeds from issuing common stocks                      224.0        902.2
  Cash dividends paid to stockholders                     (627.4)      (566.5)
                                                        --------     --------
    Net Cash Provided by Financing Activities            1,911.2      1,932.4
                                                        --------     --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                              197.7          4.1
                                                        --------     --------
Net decrease in cash and cash equivalents               (1,535.5)      (147.7)
Cash and cash equivalents at beginning of
  the period                                            10,939.0     13,790.5
                                                        --------     --------
Cash and cash equivalents at end of the period          $9,403.5    $13,642.8
                                                        ========     ========

Certain 1994 amounts were reclassified to conform with 1995 classifications.

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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

Note 1.
  Other income and other deductions consist of:

                                           Second Quarter      Six Months
                                         ----------------- ------------------
                                             1995     1994     1995      1994
                                         ----------------- ------------------
                                                 (Dollars in Millions)
  Other Income
    Insurance premiums                     $219.7   $220.0   $438.6    $432.8
    Nonfinancing interest                   415.3    386.9    875.4     706.4
    Equity in earnings
      of associates, net                     35.0     73.8     81.8      48.2
    Claims, commissions, and grants         151.3     92.8    246.6     194.3
    Gain on the sale of finance receivables  18.3     19.8     38.2      19.8
    Revenue from mortgage operations         91.9     40.7    143.5      99.5
    Other                                   216.3    245.1    535.6     736.7*
                                          -------  -------  -------   -------
        Total Other Income               $1,147.8 $1,079.1 $2,359.7  $2,237.7
                                          =======  =======  =======   =======
  Other Deductions
    Insurance losses and loss adjustment
      expenses                             $158.0   $178.0   $318.7    $341.4
    Provision for financing losses          133.3     54.8    188.3     118.9
    Loss on sale of NCRS net assets**       147.8       -     147.8        -
    Other                                    99.7      4.7    201.8     388.5*
                                          -------  -------  -------   -------
        Total Other Deductions             $538.8   $237.5   $856.6    $848.8
                                          =======  =======  =======   =======

* Includes gains and losses on the sale of assets in the first quarter of 1994. The net impact of these sales of assets was not material.

**On June 9, 1995, GM completed the sale of National Car Rental System's
(NCRS) net assets. The second quarter results include $162.6 million net income, or $0.22 per share of GM $1-2/3 par value common stock. The net income reflects $310.4 million of tax benefits related to the restructuring for NCRS in 1992. The tax benefits were not previously recorded due to the uncertainty of ultimate realization.

Note 2.
  Financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:
                                          Second Quarter        Six Months
                                         -----------------  ------------------
                                             1995     1994      1995      1994
                                         -----------------  ------------------
                                                 (Dollars in Millions)
  Net financing revenue and other        $1,426.9 $1,158.2  $2,705.1  $2,313.4
  Net income including the unfavorable
    cumulative effect of accounting
    change of $7.4 million in
    six months 1994                        $259.2   $216.1    $514.1    $433.6
  Cash dividends paid to GM                $200.0   $250.0    $400.0    $500.0

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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

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

  The Available Separate Consolidated Net Income of EDS and Hughes is determined quarterly and is equal to the separate consolidated net income of EDS and Hughes, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E (438.7 million for the second quarter of 1995) or Class H (95.4 million for the second quarter of 1995) common stock outstanding during the period and the denominator of which was 483.7 million for Class E stock and
399.9 million for Class H stock during the second quarter of 1995. Comparable numerators for the second quarter of 1994 were 260.1 million for Class E stock and 91.7 million for Class H stock. Comparable denominators for the second quarter of 1994 were 481.7 million for Class E stock and 399.9 million for Class H stock. The weighted average number of shares of Class E common stock outstanding (numerator) during the second quarter of 1995 and 1995 six months reflects the impact of the March 13, 1995 Class E common stock pension contribution which is described in Note 7.

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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

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

Note 5.
  Major classes of inventories are as follows:
                                           June 30,     Dec. 31,     June 30,
                                               1995         1994         1994
                                          -----------------------------------
                                                  (Dollars in Millions)
Productive material, work in process,
  and supplies                             $6,190.5     $5,478.3     $5,409.2
Finished product, service parts, etc.       5,509.9      4,649.5      4,651.5
                                           --------     --------     --------
    Total inventories (less allowances)   $11,700.4    $10,127.8    $10,060.7
                                           ========     ========     ========

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

Note 8.
  Stocks Subject to Repurchase at December 31, 1994 and June 30, 1994 consisted of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute (HHMI) and exercisable at $30 per share on March 1, 1995. The Corporation held an option to call the Institute's shares until February 28, 1995 at $37.50 per share. The put and call rights expired unexercised. As a result, $1.5 million was transferred to Class H common stock and $448.5 million was transferred to capital surplus.
In 1995, GM and HHMI entered into an agreement under which GM assisted the Institute in selling 15 million shares at $38.50 per share.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

Note 9.
  On May 23, 1995, General Motors concluded a tender offer, which began on April 25, 1995, under which it purchased for $1.3 billion of cash (i)
24.3 million depositary shares, each representing one-fourth of a share of its Series B 9-1/8% Preference Stock, at a purchase price of $27.50 per depositary share, (ii) 9.6 million depositary shares, each representing one-fourth of a share of its Series D 7.92% Preference Stock, at a purchase price of $26.375 per depositary share, and (iii) 12.9 million depositary shares, each representing one-fourth of a share of its Series G 9.12% Preference Stock, at a purchase price of $28.25 per depositary share. The repurchase had an unfavorable impact of $0.22 per share of GM $1-2/3 par value common stock. This was comprised of tender offer expenses of $13.5 million after-tax, $0.02 per share, that were charged to income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, $0.20 per share, that was not charged to income but was charged to earnings attributable to $1-2/3 par value common stock. The number of shares remaining outstanding is 20.0 million depositary shares of Series B Preference Stock,
6.1 million depositary shares of Series D Preference Stock, and 10.1 million depositary shares of Series G Preference Stock.

Note 10.
  At June 30, 1995, December 31, 1994, and June 30, 1994, consolidated net income retained for use in the business (accumulated deficit) attributable to the common stocks was as follows:
                                           June 30,      Dec. 31,    June 30,
                                               1995          1994        1994
                                          -----------------------------------
                                                  (Dollars in Millions)
$1-2/3 par value                           $2,539.1       ($778.8)  ($2,095.3)
Class E                                     1,900.8       1,663.9     1,480.7
Class H                                       989.2         900.7       821.7
                                            -------       -------     -------
  Total                                    $5,429.1      $1,785.8      $207.1
                                            =======       =======     =======

  The Corporation's capital surplus plus net income retained for use in the business at June 30, 1995, December 31, 1994, and June 30, 1994, as allocated pursuant to GM's Certificate of Incorporation, was as follows:

                                           June 30,      Dec. 31,    June 30,
                                               1995          1994        1994
                                          -----------------------------------
                                                  (Dollars in Millions)
$1-2/3 par value                          $10,932.1      $9,013.8    $7,502.7
Class E                                    10,317.5       3,752.1     3,516.6
Class H                                     2,770.8       2,169.3     2,043.8
                                           --------      --------    --------
  Total                                   $24,020.4     $14,935.2   $13,063.1
                                           ========      ========    ========

Note 11.
  The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at June 30, 1995. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

Note 12.
  On August 7, 1995, the Corporation announced that it intends to pursue a split-off of its wholly owned subsidiary, EDS, to its GM Class E shareholders in a tax-free exchange of stock.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                  NOTES TO FINANCIAL STATEMENTS - Concluded

  To achieve a split-off, GM would exchange EDS capital stock for outstanding GM Class E common stock. GM would not recognize a gain on the transaction. There are currently 438.7 million shares of GM Class E common stock outstanding, and 44.9 million shares currently reserved for issuance upon conversion of Series C Preference Stock. The process of establishing definitive terms for a split-off transaction which will be fair to all holders of GM common stock will, among other things, consider differences between the values of GM Class E and EDS common stocks in order to establish any adjustment deemed appropriate by the GM Board of Directors.

  A split-off would be subject to the appropriate stockholder approvals, and a favorable Internal Revenue Service ruling that the transaction would be tax-free. The specific terms of a transaction, which are yet to be developed, must also be approved by the GM Board of Directors. Subject to these and other approvals and conditions, GM and EDS expect that a split-off could occur in the first half of 1996. However, it should be noted that due to the numerous uncertainties involved in these matters, there can be no assurance that any split-off of EDS will be proposed or completed.

  A split-off would be proposed only in a manner that would not result in the recapitalization of GM Class E common stock into GM $1-2/3 par value common stock at a 120 percent exchange ratio, as currently provided for under certain circumstances in the GM Certificate of Incorporation.

  In the event of a split-off, GM and EDS would enter into a long-term agreement under which EDS would provide substantially the same information technology services for GM that it does today.

                                      * * * * *

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

  General Motors Corporation's consolidated net income for the second quarter of 1995 totaled $2,270.1 million, or $2.39 per share of GM $1-2/3 par value common stock. That represents an improvement of $347.3 million, or 18.1%, compared with the year-ago period. Excluding the special items detailed below, net income for the period was $2,121.0 million, but earnings per share remained the same, $2.39. That represents an improvement in net income of $198.2 million, or 10.3%, over the second quarter of 1994 when net income totaled $1,922.8 million, or $2.23 per share.

  The second-quarter-1995 results included two nonrecurring items. The previously announced sale of National Car Rental System's (NCRS) net assets and the repurchase of preference stock. Second-quarter-1995 results include $162.6 million of net income, or $0.22 per share, from the sale of the net assets of NCRS. The sale resulted in a pretax loss of $147.8 million, which was more than offset by $310.4 million of tax benefits. The results in the second quarter of 1995 also reflect a reduction of $0.22 per share of GM $1-2/3 par value common stock related to the previously discussed repurchase from stockholders of more than half of the outstanding shares of series B, D and G preference stock for a total of $1.3 billion. Expenses associated with the repurchase reduced net income by $13.5 million, or $0.02 per share. The

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


remaining $0.20 per share reduction reflects the $153.4 million premium paid over book value for repurchasing the preference stock. The premium does not impact consolidated net income but does constitute an allocation of net income to the preference stockholders.

  Sales and revenues in the second quarter of 1995 totaled $44,146.2 million - an increase of 9.3% compared with the same period last year. GM's gross-profit margin for the second quarter of 1995, with GMAC on an equity basis, was 18.8%, compared with 18.5% in 1994's second-quarter period. Selling, general, and administrative expenses, with GMAC on an equity basis, in the second quarter and first six months of 1995 were $248.3 million and $514.9 million, respectively, above the second quarter and six-month 1994 amounts due primarily to higher administrative expenses. On a percent of sales basis, selling, general, and administrative expenses were 6.9% in the second quarter and 6.8% in the first six months of 1995, up from the 6.8% in the second quarter and down from the 6.9% in the six-month period of 1994. The Corporation's pretax income (with GMAC on an equity basis) was $2,727.4 million. Excluding the nonrecurring items, pretax income was $2,896.9 million, compared with $2,668.3 million in the second quarter of 1994. The second-quarter-1995 effective income-tax rate (with GMAC on an equity basis) was 27.6%. The tax rate in the second quarter of 1995 was favorably affected by the nonrecurring items. Excluding the effect of those items, the tax rate was 36.9%, compared with 38.8% in the second quarter of 1994.

  The Corporation's net-profit margin, with GMAC on an equity basis, increased to 5.7% in the second quarter of 1995. Excluding the nonrecurring items, the net-profit margin was 5.3%, slightly above the 5.2% in the second quarter of 1994. While this is the second consecutive quarter that GM has achieved a net-profit margin above 5%, management has stated that margins should be higher at this stage of the business cycle. The goal continues to be the achievement of at least a 5-percent-average annual net-profit margin over the entire automotive-business cycle.

  Results for the first six months of 1995 show consolidated net income of $4,424.1 million, or $4.90 per share of GM $1-2/3 par value common stock, compared to $2,776.5 million, or $3.02 per share, including the $758.1 million unfavorable effect of the SFAS No. 112 accounting change in the 1994 first quarter. Excluding the impact of the accounting change, income for the 1994 six-month period was $3,534.6 million, or $4.07 per share of GM $1-2/3 par value common stock. Sales and revenues totaled $87,431.2 million in the 1995 period, an increase of 12.3%, or $9,543.6 million, over 1994 sales and revenues of $77,887.6 million.

  Including the premium paid on the repurchase of preference stocks, preference stock dividend payments, and the apportionment of earnings attributable to GM Class E and Class H common stock, the income attributable to $1-2/3 par value common stock in the 1995 second quarter amounted to $1,796.0 million or $2.39 per share, compared with second quarter 1994 income of $1,665.3 million or $2.23 per share. In the first six months of 1995, such income was $3,692.3 million or $4.90 per $1-2/3 par value share, compared with $2,276.1 million or $3.02 per share in the 1994 period. Excluding the 1994 first quarter accounting change, six-month 1994 earnings amounted to $3,027.4 million, or $4.07 per $1-2/3 par value share.

  All of GM's major business sectors showed year-over-year improvements in the second quarter of 1995. The bulk of the overall gain was accounted for by North American Automotive Operations (NAO), despite lower volume. Highlights of 1995 second-quarter and six-month financial performance by GM's major business sectors are shown on the next page:

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES
                                                          Six Months Ended
                                   Second Quarter            June 30,
                                 ------------------    --------------------
Major Business Sector Results         1995     1994        1995        1994
------------------------------   ------------------    --------------------

(Dollars in Millions)
 NAO
   Income Before
    Accounting Change                 $880     $641      $1,938      $1,147
   Cumulative Effect of
    Accounting Change                    -        -           -       (705)
                                     -----    -----       -----       -----
   NAO Income                          880      641       1,938         442
                                     -----    -----       -----       -----
 International Automotive
   Operations (IO) Income              513      504       1,035         889
                                     -----    -----       -----       -----
 GMAC
   Income Before Accounting Change     259      216         514         440
   Cumulative Effect of
    Accounting Change                    -        -           -         (7)
                                     -----    -----       -----       -----
   GMAC Income                         259      216         514         433
                                     -----    -----       -----       -----
 EDS Earnings                          227      197         424         369
                                     -----    -----       -----       -----
 Hughes
   Earnings Before Accounting
    Change                             288      267         557         579
   Cumulative Effect of
    Accounting Change                    -        -           -        (30)
                                     -----    -----       -----       -----
   Hughes Earnings                     288      267         557         549
                                     -----    -----       -----       -----
 Other*
   Income (Loss) Before Accounting
    Change                             103       98        (44)         111
   Cumulative Effect of
    Accounting Change                    -        -           -        (16)
                                     -----    -----       -----       -----
   Other Income (Loss)                 103       98        (44)          95
                                     -----    -----       -----       -----
 Consolidated Net Income            $2,270   $1,923      $4,424      $2,777
                                     =====    =====       =====       =====
 Income Before Cumulative Effect
   of Accounting Change             $2,270   $1,923      $4,424      $3,535
                                     =====    =====       =====       =====

Certain amounts for 1994 were reclassified to conform with 1995 classifications.

  * Includes NCRS, Allison Transmission Division, GM Locomotive Group, and purchase accounting adjustments.

Worldwide Wholesale Sales
-------------------------
  In the second quarter of 1995, worldwide wholesale vehicle sales totaled 2,286,000 units, up slightly from the second quarter 1994 level of 2,274,000 units, as shown in the table below. Worldwide wholesale vehicle sales of 4,582,000 units during the first six months of 1995 were up 228,000 units, or 5.2%, over the year ago period.

                                             Second Quarter      Six Months
                                             --------------    --------------
                                              1995     1994     1995     1994
                                             --------------    --------------
                                                   (Units in Thousands)
United States
  Cars                                         850      877    1,700    1,666
  Trucks                                       529      512    1,069    1,008
                                             -----    -----    -----    -----
    Total United States                      1,379    1,389    2,769    2,674
Other North America                            121      147      261      300
                                             -----    -----    -----    -----
      Total North America                    1,500    1,536    3,030    2,974
Overseas                                       786      738    1,552    1,380
                                             -----    -----    -----    -----
      Total All Sources                      2,286    2,274    4,582    4,354
                                             =====    =====    =====    =====

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks Worldwide
----------------------------------------------------
  During the second quarter of 1995, GM dealer vehicle deliveries of cars and trucks worldwide were 2,242,000 units resulting in a 17.6% worldwide market share, compared with 2,274,000 units in the same period last year, with a 17.9% market share. Worldwide GM vehicle deliveries of cars and trucks during the first six months of 1995 were 4,231,000 units, or 16.8% of the market, versus 4,347,000 units and 17.4% in the comparable 1994 period.

Employment and Payrolls
-----------------------
  As detailed in the table below, second quarter 1995 worldwide employment averaged 721,000 men and women, a 2.9% increase from the 701,000 in the second quarter of 1994. Worldwide payrolls were $8,534.8 million, compared with $8,004.9 million in the comparable 1994 period. Six month average worldwide employment increased by 17,000 men and women from the 1994 six-month period, while first half 1995 worldwide payrolls totaled $16,952.3 million, a 7.1% increase from 1994 first half payrolls of $15,831.4 million.
                                              Second Quarter     Six Months
                                              --------------    -------------
                                               1995     1994    1995     1994
                                              --------------    -------------
                                                      (In Thousands)
Average Worldwide Employment
  GM (excluding units listed below)             531      527     525      522
  GMAC                                           17       18      17       18
  EDS                                            87       73      85       71
  Hughes                                         82       77      79       77
  NCRS*                                           4        6       5        6
                                                ---      ---     ---      ---
  Average Number of Employees                   721      701     711      694
                                                ===      ===     ===      ===

* Sold as of June 9, 1995.  Headcount and payroll reflect six-month average.
NAO
---

  NAO continued to build momentum in the implementation of its strategic plan to improve business in the highly competitive North American market. While volume was down slightly due to a weaker passenger-car market and lower fleet sales, the second-quarter results are strong, reflecting continued success in reducing costs. The Delphi business sector is moving fast to strengthen its position as a profitable supplier to the global auto industry as well as a strategic partner to GM's vehicle operations. Delphi's non-NAO business increased 12% in the second quarter of 1995, compared with the same period last year. Delphi's non-NAO business accounted for 30% of its revenues in the second quarter, up from 27.5% for the same period last year.

  NAO, including GM's Delphi Automotive Systems, earned net income totaling $880.2 million in the second quarter of 1995, an improvement of $238.7 million, compared with earnings in the second quarter of 1994 totaling $641.5 million. The improvement is attributable to progress in certain cost containment initiatives, partially offset by the decrease in volume.

  NAO's net-profit margin was 3.2% in the second quarter of 1995, compared with 2.4% in the prior-year period. Management has stated that NAO still has a way to go to achieve its 5% average annual net-profit-margin objective.

  GM vehicle deliveries in the United States in the second quarter of 1995 totaled 1,317,000 units, compared to 1,390,000 units in the 1994 period. GM passenger-car deliveries totaled 795,000 units, and truck deliveries totaled 522,000 units during the period, down 6.8% and 2.8%, respectively, from the 1994 quarter. GM's share of the total U.S. vehicle market in the second quarter of 1995 was 32.0%, compared with 33.1% in the second quarter of 1994. GM's share of total U.S. car deliveries was 33.6% in the second quarter, compared with 34.5% in the previous year's second quarter. The Corporation's share of truck deliveries was 29.7% compared with a 31.0% share in the same period last year.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Six-month 1995 NAO earnings were $1,938.2 million, an improvement of $1,495.5 million over the 1994 first half which included the unfavorable effect of the $704.6 million accounting change in the 1994 first quarter.
NAO's net profit margin improved from 0.9% (2.3% excluding the accounting change) in the first half of 1994 to 3.5% in the 1995 period. GM U.S. vehicle deliveries in the 1995 period were 6.5% below comparable 1994 deliveries, including a 9.8% car decline and a 1.3% decrease in truck deliveries. Total 6-month 1995 market share dropped to 32.0% from 33.3% in 1994, with cars down
1.6 percentage points and trucks off 0.8 percentage points.

IO
--

  GM International Operations' net income for the second quarter of 1995 totaled $513.3 million, compared with $504.1 million in the same period of 1994, once again delivering strong net-income performance. The net-profit margin for IO was 5.9% in the second quarter of 1995, compared with 6.9% in the prior-year period. This reduction is primarily attributable to European foreign-exchange-rate movements, increasingly competitive market pressures and a weaker sales mix, as well as cost pressures in Latin America. These factors were partly offset by volume gains, and a reduction in other costs.

  GM's automotive operations in Europe reported net income totaling $318 million in the second quarter of 1995, compared with $283 million in the same period of 1994. For the remainder of GM's International Operations, including Latin American Operations and Asia-Pacific Operations, net income totaled $195 million in the second quarter of 1995, compared with $221 million in the prior-year period.

  In Western Europe, the Opel/Vauxhall model lineup continued to be the leading passenger-car brand. GM vehicle deliveries in Western Europe totaled 465,000 units in the second quarter of 1995 - an increase of 6.2% from the same period last year. The Opel/Vauxhall lineup also established a record market penetration of 13% in the Western Europe passenger-car market during the second quarter of 1995, as well as a record 12.8% market share during the first six months of the year. Total GM vehicle deliveries in Latin America were 133,000 units in the second quarter of 1995, a 28.1% increase from the prior-year period. Overall deliveries of GM vehicles in the Asia-Pacific region totaled 153,000 units during the second quarter of 1995, up 8.4% compared with the second quarter of 1994. Worldwide deliveries of the Saab lineup totaled 25,200 units in the second quarter of 1995, up 10.3% compared with the prior-year period.

  Six month 1995 IO income was $1,035.4 million compared to $889.1 million in the first half of 1994, with net margins decreasing from 6.6% in the 1994 period to 6.1% in the 1995 six-month period. GM's European automotive operations reported six-month 1995 net income of $646 million compared to $529 million in the 1994 first half. For the remainder of GM's IO, including Latin American Operations and Asia-Pacific Operations, net income totaled $389 million, up 8.1% over the 1994 period.

General Motors Acceptance Corporation
-------------------------------------

  GMAC serves the financing and insurance needs of GM customers. The Corporation hereby encourages reference to the GMAC Second Quarter 1995 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

  GMAC reported second-quarter-1995 net income of $259.2 million, compared with $216.1 million in the second quarter of 1994. The second-quarter-1995 increase primarily resulted from a 24% increase in net income from financing operations, and was driven by more favorable funding margins and increased earning asset levels, principally wholesale receivables and operating leases.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

For the first six months of 1995, GMAC's consolidated net income totaled $514.1 million, $80.5 million above the same period last year, which included the effect of the SFAS No. 112 accounting change. The 20% increase in the six month net income from financing operations resulted from more favorable funding margins and increased earning asset levels, principally wholesale receivables and operating leases. Higher capital gains contributed to the 10% growth in income from insurance operations for the first six months ended
June 30, 1995.

  GMAC financed 23% of new General Motors vehicles delivered in the U.S. during the second quarter of 1995, a one percentage point decrease compared to the first quarter of 1995 but unchanged compared to the second quarter of 1994, while penetration for the first six months of 1995 decreased to 23% of new GM deliveries, three percentage points lower than the comparable 1994 period. Penetration of retail delivery financing during the second quarter of 1995 is one percentage point below the first quarter of 1995, reflecting continued intense competitive pressures.

  GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 977,000 and 1,982,000 new GM vehicles in the second quarter and first six months of 1995, compared with 996,000 and 1,965,000 new GM vehicles during the same periods in 1994. GMAC's wholesale financing represented 72.0% of all GM sales to dealers during the first six months of 1995, a slight decrease from 73.7% for the comparable period a year ago.

  Consolidated net pretax margin after interest and discount and depreciation expense totaled $591.0 million and $1,098.9 million in the second quarter and first six months of 1995, an increase of $97.0 million and $140.6 million from the comparable 1994 periods. The quarter-to-quarter improvement primarily reflects increased revenue from the continued popularity of retail leasing as well as increased wholesale finance outstandings, partially offset by increased interest and discount expense. Interest and discount expense increased to $1,275.3 million and $2,495.1 million for the second quarter and first six months of 1995 compared with $1,045.3 million and $2,055.3 million for the second quarter and first six months of 1994. The $230.0 million and $439.8 million increase from the comparable periods in 1994 is primarily due to increased funding levels and higher interest rates. The increase in the effective income tax rate in 1995 (41.9%) from 1994 (37.4%) is due primarily to increased taxes at foreign locations where tax rates exceed U.S. statutory tax rates.

  The Company's worldwide cost of funds for the second quarter averaged 7.25%, an increase of 72 basis points from a year ago. The worldwide cost of funds averaged 7.20% for the first six months of 1995, an increase of 67 basis points from the comparable 1994 period. The higher funding costs are primarily attributable to a significant increase in interest rates, especially in the United States where the bank prime lending rate climbed from 7.25% to 9.00% during the past twelve months. Total borrowing costs for United States operations averaged 6.98% for the second quarter and 7.02% for the first six months of 1995, compared with 6.31% and 6.28%, respectively, for the same 1994 periods. The adverse effects of these interest rate increases were minimized by an increased use of lower cost floating rate funding as a percentage of GMAC's total outstanding funding as well as a continued positive perception of GMAC's financial position by the capital markets.

  Earning assets were $87.8 billion at June 30, 1995 compared to $82.1 billion and $79.1 billion at December 31, 1994 and June 30, 1994, respectively. The higher asset levels are primarily attributable to increased operating lease assets and wholesale finance receivables.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


  As of June 30, 1995, GMAC's total borrowings were $70.6 billion compared with $66.7 billion at December 31, 1994 and $64.4 billion at June 30, 1994. GMAC's ratio of borrowings to equity capital was 8.5:1 at June 30, 1995, slightly above 8.4:1 and 8.2:1 at December 31, 1994 and June 30, 1994, respectively.

Summary Financial Data - GMAC

Condensed GMAC Consolidated                                 Six Months Ended
Statement of Income                       Second Quarter        June 30,
                                         ----------------  -----------------
                                            1995     1994      1995     1994
                                         ----------------  -----------------
                                                  (Dollars in Millions)

Financing Revenue
  Retail and lease financing              $772.3   $769.2  $1,522.7 $1,506.5
  Leasing                                1,539.3  1,133.3   2,972.3  2,185.6
  Wholesale and term loans                 606.0    402.2   1,140.0    775.6
                                         -------  -------   -------  -------
Total financing revenue                  2,917.6  2,304.7   5,635.0  4,467.7
Interest and discount                    1,275.3  1,045.3   2,495.1  2,055.3
Depreciation on operating leases         1,051.3    765.4   2,041.0  1,454.1
                                         -------  -------   -------  -------
Net financing revenue                      591.0    494.0   1,098.9    958.3
Insurance premiums earned                  273.5    286.2     544.8    565.6
Other income                               562.4    378.0   1,061.4    789.5
                                         -------  -------   -------  -------
Net Financing Revenue and Other          1,426.9  1,158.2   2,705.1  2,313.4
Expenses                                   972.2    814.1   1,819.7  1,608.9
                                         -------  -------   -------  -------
Income before income taxes                 454.7    344.1     885.4    704.5
Income taxes                               195.5    128.0     371.3    263.5
                                         -------  -------   -------  -------
Income before cumulative effect of
  accounting change                        259.2    216.1     514.1    441.0
Cumulative effect of accounting change*       -         -        -      (7.4)
                                         -------  -------   -------  -------
    Net Income                            $259.2   $216.1    $514.1   $433.6
                                         =======  =======   =======  =======

*Effective January 1, 1994, GMAC adopted
 SFAS No. 112.

Financing Operations                     $228.3   $184.6     $444.6   $370.6
Insurance Operations                       30.9     31.5       69.5     63.0
                                         -------  -------   -------  -------
Consolidated Net Income                   $259.2   $216.1    $514.1   $433.6
                                         =======  =======   =======  =======

Consolidated Return on Average Equity      12.6%    11.5%      12.6%    11.2%
                                         =======  =======   =======  =======

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed GMAC Consolidated
Balance Sheet                           June 30,       Dec. 31,     June 30,
                                            1995           1994         1994
                                        ------------------------------------
                                              (Dollars in Millions)
Cash and cash equivalents              $1,476.1        $1,339.5     $2,345.7
Investments in securities               4,336.8         3,891.7      3,899.2
Finance receivables - net              58,789.4        54,625.1     54,282.1
Net investment in operating leases     20,026.7        17,809.2     14,658.9
Receivables from General Motors
  Corporation                               -           1,080.5      1,390.1
Other assets                            6,742.7         6,791.4      6,871.6
                                        --------       --------     --------
    Total Assets                      $91,371.7       $85,537.4    $83,447.6
                                        ========       ========     ========
Short-term debt                       $36,974.6       $35,114.8    $33,758.5
Accounts payable and other
  liabilities (including
  GM and affiliates - $2,925.7
  $1,867.3 and $2,902.0)               12,509.0        10,989.3     11,235.0
Long-term debt                         33,626.3        31,539.6     30,652.5
Stockholder's equity                    8,261.8         7,893.7      7,801.6
                                        --------       --------     --------
    Total Liabilities and
      Stockholder's Equity            $91,371.7       $85,537.4    $83,447.6
                                        ========       ========     ========
Certain amounts for June 1994 have been reclassified to conform with 1995 classifications.

Condensed GMAC Consolidated                               Six Months Ended
Statement of Cash Flows                                       June 30,
                                                        --------------------
                                                            1995        1994
                                                        --------------------
                                                        (Dollars in Millions)
Net Cash Provided by Operating Activities               $3,409.3    $2,586.9
                                                        --------    --------
Cash Flows from Investing Activities
Finance receivables-acquisitions                       (85,616.7)  (80,015.6)
                   -liquidations                        70,504.1    71,433.0
Notes receivable from General Motors Corporation         1,080.5       (34.6)
Operating leases-acquisitions                           (6,795.0)   (6,252.2)
                -liquidations                            2,834.0     1,633.6
Investments in securities-acquisitions                  (6,938.6)   (5,633.6)
                         -liquidations                   6,746.4     5,542.4
Proceeds from sales of receivables - wholesale           7,854.6     6,191.9
                                   - retail              3,378.1     2,453.4
Due and deferred from receivable sales                      (4.9)     (712.5)
Other                                                      693.0       329.6
                                                        --------    --------
Net Cash Used in Investing Activities                   (6,264.5)   (5,064.6)
                                                        --------    --------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -proceeds                                             29,039.1    26,293.9
  -liquidations                                        (25,048.9)  (26,574.0)
Debt with original maturities less than 90 days
  -net change                                             (593.4)    1,579.3
Cash dividends paid to GM                                 (400.0)     (500.0)
                                                        --------    --------
Net Cash Provided by Financing Activities                2,996.8       799.2
                                                        --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                      (5.0)       (3.9)
                                                        --------    --------
Net increase (decrease) in cash and cash equivalents       136.6    (1,682.4)
Cash and cash equivalents at beginning of the period     1,339.5     4,028.1
                                                        --------    --------
Cash and cash equivalents at end of the period          $1,476.1    $2,345.7
                                                        ========    ========
Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Electronic Data Systems Corporation
-----------------------------------

  Electronic Data Systems Corporation (EDS) reported second quarter earnings totaling $226.9 million for the 1995 second quarter period, or $0.47 per share of GM Class E common stock. That compares with $197.3 million earned in the second quarter of 1994, or $0.41 per share. Second quarter 1995 revenues increased to $2,962.1 million from $2,334.0 million in the second quarter of 1994. EDS continued to seize new business opportunities by entering new markets and expanding into new industries and geographic areas, contributing to the strong revenue growth in the second quarter of 1995. Business from sources outside of GM increased more than 35% in the second quarter of 1995. Non-GM business accounted for 67% of EDS' total revenues during the period. New contract awards reached more than $2.8 billion in the second quarter of 1995. Six month EDS earnings were $423.7 million, or $0.89 per Class E share, compared with $369.0 million or $0.77 per share a year earlier.
     Earnings per share attributable to GM Class E common stock are based on the Available Separate Consolidated Net Income of EDS as described in Note 4 to the Financial Statements. Reference should be made to EDS' Management's Discussion and Analysis in Exhibit 99(a) which is incorporated herein by reference.
     EDS financial statements do not include the amortization of the $2,179.5 million initial cost to GM of EDS customer contracts, computer software programs, and other intangible assets, including goodwill, arising from the acquisition of EDS by GM in 1984. This cost, plus the $343.2 million cost of contingent notes purchased in 1986, less certain income tax benefits, was assigned principally to intangible assets, including goodwill, and is being amortized by GM over the estimated useful lives of the assets acquired. The costs assigned to customer contracts and computer software programs were fully amortized prior to 1992. Such amortization is charged against Other Sector Income and amounted to $38.8 million and $14.4 million, respectively, in the 1995 and 1994 six-month periods.

Condensed EDS Consolidated Statement
of Income and Available Separate                             Six Months Ended
Consolidated Net Income                     Second Quarter       June 30,
                                           ---------------- -----------------
                                              1995     1994     1995     1994
                                           ---------------- -----------------
                                                  (Dollars in Millions
                                                Except Per Share Amounts)
Revenues
Systems and other contracts
  GM and affiliates                         $982.5   $856.2 $1,880.5 $1,697.9
  Outside customers                        1,967.6  1,453.3  3,845.9  2,828.8
Interest and other income                     12.0     24.5     20.7     46.6
                                           -------  -------  -------  -------
Total Revenues                             2,962.1  2,334.0  5,747.1  4,573.3
Costs and Expenses                         2,607.6  2,025.8  5,085.1  3,996.8
Income Taxes                                 127.6    110.9    238.3    207.5
                                           -------  -------  -------  -------
Separate Consolidated Net Income            $226.9   $197.3   $423.7   $369.0
                                           =======  =======  =======  =======
Available Separate Consolidated Net Income*
Average number of shares of Class
  E common stock outstanding
  (in millions) (Numerator)                  438.7    260.1    369.7    259.0
Class E dividend base (in millions)
  (Denominator)                              483.7    481.7    483.0    481.5
Available Separate Consolidated
  Net Income                                $205.8   $106.5   $328.2   $198.6
                                             =====    =====    =====    =====
Earnings Attributable to Class E
  Common Stock on a Per Share Basis          $0.47    $0.41    $0.89    $0.77
                                              ====     ====     ====     ====
Cash dividends per share of Class E
  common stock                               $0.13    $0.12    $0.26    $0.24
                                              ====     ====     ====     ====

* Available Separate Consolidated Net Income is determined quarterly.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Hughes Electronics Corporation
------------------------------

  Hughes Electronics Corporation (Hughes) earned $288.4 million during the second quarter of 1995, or $0.72 per share of GM Class H common stock. That compares with 1994 second quarter earnings of $267.3 million, or $0.67 per share. The earnings improvement at Hughes is primarily attributed to the Galaxy(R) satellite transponder sales and aggressive cost-reduction efforts in Automotive Electronics. These were partially offset by planned increased operating expenses associated with the continued growth of DIRECTV(R), and lower production rates in Aerospace and Defense Systems. Revenues for the 1995 period were $3,723.6 million, a 5.3% increase over the $3,535.9 million in the 1994 quarter. Six-month 1995 Hughes earnings were $557.3 million, or $1.39 per share of GM Class H common stock, on revenues of $7,302.4 million. For the first six months of 1994, Hughes earnings were $549.4 million, including the $30.4 million unfavorable effect of SFAS No. 112, or $1.37 per share of GM Class H common stock, on revenues of $7,123.2 million.
    Earnings per share attributable to GM Class H common stock are based on the Available Separate Consolidated Net Income of Hughes as described in
Note 4 to the Financial Statements. Reference should be made to Hughes' Management's Discussion and Analysis in Exhibit 99(b) which is incorporated herein by reference.


Condensed Hughes Statement of
Consolidated Operations and Available                     Six Months Ended
Separate Consolidated Net Income      Second Quarter          June 30,
                                    ------------------  ------------------
                                        1995      1994      1995      1994
                                    ------------------  ------------------
                                               (Dollars in Millions
                                             Except Per Share Amounts)
Revenues
Net sales
  Outside customers                 $2,346.1  $2,195.5  $4,508.7  $4,496.4
  GM and affiliates                  1,362.4   1,322.3   2,766.6   2,582.2
Other income-net                        15.1      18.1      27.1      44.6
                                     -------   -------   -------   -------
Total Revenues                       3,723.6   3,535.9   7,302.4   7,123.2
Costs and Expenses                   3,287.3   3,135.3   6,462.8   6,245.3
Income Taxes                           178.8     164.2     344.2     360.0
                                     -------   -------   -------   -------
Income before cumulative
  effect of accounting change          257.5     236.4     495.4     517.9
Cumulative effect of accounting
  change                                   -         -        -      (30.4)(1)
                                     -------   -------   -------   -------
Net Income                             257.5     236.4     495.4     487.5
Adjustments to exclude the effect
  of GM purchase accounting
  adjustments related to Hughes
  Aircraft Company (2)                  30.9      30.9      61.9      61.9
                                     -------   -------   -------   -------
Earnings Used for
  Computation of Available Separate
  Consolidated Net Income             $288.4    $267.3    $557.3    $549.4
                                     =======   =======   =======   =======

 (1) Effective January 1, 1994, Hughes adopted SFAS No. 112 ($30.4 million or $0.08 per share).
 (2) Amortization of intangible assets arising from GM's acquisition of Hughes Aircraft Company.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed Hughes Statement of
Consolidated Operations and Available                     Six Months Ended
Separate Consolidated Net Income      Second Quarter          June 30,
                                    ------------------  ------------------
                                        1995      1994      1995      1994
                                    ------------------  ------------------
                                               (Dollars in Millions
                                             Except Per Share Amounts)
Available Separate Consolidated
  Net Income (3)
Average number of shares of Class H
  common stock outstanding
  (in millions) (Numerator)             95.4      91.7      94.8      91.2
Class H dividend base (in millions)
  (Denominator)                        399.9     399.9     399.9     399.9
Available Separate Consolidated
  Net Income                           $68.8     $61.3    $132.1    $125.3
                                        ====      ====     =====     =====
Earnings Attributable to Class H
  Common Stock on a Per Share Basis
    Before cumulative effect of
      accounting change                $0.72     $0.67     $1.39     $1.45
    Cumulative effect of accounting
      change                               -         -        -      (0.08)(1)
                                        ----      ----      ----      ----
    Net earnings attributable
      to Class H common stock on a
      per share basis                  $0.72     $0.67     $1.39     $1.37
                                        ====      ====      ====      ====
Cash dividends per share of Class H
  common stock                         $0.23     $0.20     $0.46     $0.40
                                        ====      ====      ====      ====

 (3) Available Separate Consolidated Net Income is determined quarterly.

Liquidity and Capital Resources

    The Corporation's liquidity position remained strong in the second quarter of 1995. Cash and marketable securities, with GMAC on an equity basis, totaled $9,345.2 million at June 30, 1995, compared with $10,270.5 million at March 31, 1995, $10,976.4 million at December 31, 1994, and $12,643.4 million at June 30, 1994. The decline in liquidity in the second quarter of 1995 versus the first quarter of 1995 resulted from the $1.3 billion repurchase of preference stock, and $1.5 billion of contributions to GM's U.S. pension plans. GM's cash flow generated from operations remained significantly positive in the second quarter.

    Cash and cash equivalents, including GMAC, at June 30, 1995 amounted to $9,403.5 million compared with $10,939.0 million at December 31, 1994 and $13,642.8 million at June 30, 1994. The decrease in 1995 was due to an excess of net cash used in investing activities over the net cash provided by operating and financing activities. Net cash provided by operating activities was $7,786.4 million in the first six months of 1995, compared to $6,230.6 million in the 1994 period, reflecting the net effects of higher net income, a smaller increase in accounts receivable, increases in income taxes payable and other liabilities, and higher pension contributions.

    Net cash used in investing activities in the 1995 period amounted to $11,430.8 million, consisting primarily of capital expenditures and the increases in finance receivables and equipment on operating leases. Net cash used in investing activities amounted to $8,314.8 million in 1994 primarily due to the increase in finance receivables, capital expenditures and the increase in equipment on operating leases. Total capital expenditures were $4,407.2 million in the first six months of 1995 compared with $2,765.2 million in the 1994 period. Net cash provided by financing activities of $1,911.2 million in the 1995 six-month period primarily reflected the net increase in long-term debt and the increase in short-term loans payable,

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

partially offset by the repurchase of preference stocks and cash dividends paid to stockholders. Net cash provided by financing activities of $1,932.4 million in the 1994 period primarily reflected the net increase in short-term loans payable and proceeds from issuing common stocks.

    During the first six months of 1995, notes and loans payable increased $4,569.3 million to $78,299.5 million at June 30, 1995 from a balance of $73,730.2 million at December 31, 1994 reflecting primarily a net increase in long-term debt. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 3.47 to 1 at June 30, 1995 compared to 5.75 to 1 at December 31, 1994 and 8.01 to 1 at June 30, 1994, reflecting higher stockholders' equity due to the Class E common stock contribution to the U.S. hourly pension plan and improved profitability.

    On May 30, 1995, Moody's Investors Service (Moody's) raised the long-term credit ratings of General Motors Corporation, GMAC, Hughes and certain related affiliates. In this action, the credit rating of GMAC's commercial paper was also raised. The ratings for commercial paper and term debt of EDS and the rating for the commercial paper of Hughes were not affected by the action announced by Moody's. The rating of senior debt issued by GM, GMAC and certain of their affiliates was raised to A3 from Baa1. Moody's defines A3 bonds as having "upper-medium grade" quality, whereas the Baa1 rating signifies "medium grade" quality. The rating for GM preference stock was upgraded two levels, to baa1 from baa3 (baa3 is the lowest investment grade category). The rating of commercial paper issued by GMAC was raised to P-1 from P-2. Moody's employs its P-1 rating to indicate that an issuer's ability to repay is superior relative to other issuers, while the P-2 rating indicates that the issuer has a strong ability for repayment relative to other issuers. On April 4, 1995, Standard & Poor's Corporation (S&P) affirmed its positive outlook and its rating of General Motors Corporation and related entities. It raised its commercial paper rating of EDS to A-1 from A-2, second highest within the four investment grade ratings available from S&P for commercial paper, indicating a strong degree of safety regarding timely payments, and removed the rating from CreditWatch, where it was placed on February 6, 1995.

    A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

    A second quarter cash dividend on $1-2/3 par value common stock of $0.30 per share was paid on June 10, 1995. On August 7, 1995, the Board of Directors declared a cash dividend of $0.30 per share on $1-2/3 par value common stock for the third quarter of 1995 payable September 9, 1995. This dividend declaration continues the level established in the second quarter of 1995, and raises cash dividends in the nine months of 1995 to $0.80 per share, compared with $0.60 per share in the comparable 1994 period.

    A second quarter cash dividend on Class E common stock of $0.13 per share was paid on June 10, 1995. On August 7, 1995, the Board of Directors also declared a cash dividend of $0.13 per share on Class E common stock payable September 9, 1995. This continues the level established in the first quarter of 1995 and raises cash dividends in the nine months of 1995 to $0.39 per share compared with $0.36 per share in 1994.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    A second quarter cash dividend on Class H common stock of $0.23 per share was paid on June 10, 1995. On August 7, 1995, the Board of Directors also declared a cash dividend of $0.23 per share on Class H common stock payable September 9, 1995. This continues the level in effect since the first quarter of 1995 and raises cash dividends in the nine months of 1995 to $0.69 per share, compared with $0.60 per share in 1994.

    Book value per share of $1-2/3 par value common stock increased to $23.59 at the end of the 1995 second quarter from $11.18 at the end of 1994. Book value per share of Class E common stock increased to $3.01 from $1.43 at the end of 1994 and book value per share of Class H common stock increased to $11.81 from $5.59 at the end of 1994.

    At year-end 1994, GM's total unfunded pension position decreased to $12.6 billion ($9.4 billion U.S. and $3.2 billion non-U.S.) from $22.3 billion a year ago. In the first half of 1995, the Corporation made further cash contributions of $3.3 billion to its U.S. pension plans and contributed approximately 173 million shares of Class E common stock, valued at $6.3 billion, to its U.S. hourly pension plan (see Note 7 to the Financial Statements).

    The March 13, 1995 Class E common stock contribution to the U.S. hourly pension plan increases the weighted average number of Class E shares outstanding which increases the allocation of EDS earnings to Class E common stock and decreases the allocation of EDS earnings to $1-2/3 par value common stock. The reduction in EDS earnings allocated to $1-2/3 par value common stock was more than offset by reduced pension expense as a result of the stock contribution. The relationship between the reduction in EDS earnings allocated to $1-2/3 par value common stock and reduced pension expense will vary from period to period. The stock contribution has no impact on Class E earnings per share since the increased allocation of EDS earnings to Class E common stock is offset by the higher weighted average number of Class E shares outstanding.

    Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the plans' obligations. The decrease in long-term interest rates which has occurred in the U.S. between December 31, 1994 (the latest measurement date of GM's pension plans) and June 30, 1995 would, if there were no further changes in long-term interest rates during 1995, require the Corporation to calculate its December 31, 1995 pension obligation using a discount rate approximately 100 basis points below that used at the last measurement date. GM's reported unfunded pension position would be adversely affected by such a change in interest rates. The unfunded pension position would also be affected by contributions during the year, the actual return on pension investments and various other factors. A change in the unfunded pension position will also affect the minimum pension liability adjustment to stockholders' equity.

    The change in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. There has been a 125 basis point decrease in long-term interest rates between October 1, 1994 (the most recent valuation date) and June 30, 1995. However, a change to the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1995 and no cash impact.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

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

    In March 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective January 1, 1996. The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Corporation has not yet determined the effect of this Standard.

  On August 7, 1995, the Corporation announced that it intends to pursue a split-off of its wholly owned subsidiary, EDS, to its GM Class E shareholders in a tax-free exchange of stock.

  To achieve a split-off, GM would exchange EDS capital stock for outstanding GM Class E common stock. GM would not recognize a gain on the transaction. There are currently 438.7 million shares of GM Class E common stock outstanding, and 44.9 million shares currently reserved for issuance upon conversion of Series C Preference Stock. The process of establishing definitive terms for a split-off transaction which will be fair to all holders of GM common stock will, among other things, consider differences between the values of GM Class E and EDS common stocks in order to establish any adjustment deemed appropriate by the GM Board of Directors.

  A split-off would be subject to the appropriate stockholder approvals, and a favorable Internal Revenue Service ruling that the transaction would be tax-free. The specific terms of a transaction, which are yet to be developed, must also be approved by the GM Board of Directors. Subject to these and other approvals and conditions, GM and EDS expect that a split-off could occur in the first half of 1996. However, it should be noted that due to the numerous uncertainties involved in these matters, there can be no assurance that any split-off of EDS will be proposed or completed.

  A split-off would be proposed only in a manner that would not result in the recapitalization of GM Class E common stock into GM $1-2/3 par value common stock at a 120 percent exchange ratio, as currently provided for under certain circumstances in the GM Certificate of Incorporation.

  In the event of a split-off, GM and EDS would enter into a long-term agreement under which EDS would provide substantially the same information technology services for GM that it does today.

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

Statement of                                              Six Months Ended
Consolidated Operations              Second Quarter           June 30,
                                 --------------------  --------------------
With GMAC on an Equity Basis          1995       1994       1995       1994
                                 --------------------  --------------------
                                            (Dollars in Millions)
Net Sales and Revenues (1)
Manufactured products            $38,124.5  $35,588.7  $75,621.1  $68,424.8
Computer systems services          2,045.8    1,519.5    3,999.3    2,964.1
                                  --------   --------   --------   --------
Total Net Sales and Revenues      40,170.3   37,108.2   79,620.4   71,388.9
                                  --------   --------   --------   --------
Costs and Expenses
Cost of sales and other operating
  charges, exclusive of items
  listed below                    32,635.9   30,242.4   64,587.5   58,281.9
Selling, general, and
  administrative expenses          2,786.3    2,538.0    5,418.3    4,903.4
Depreciation of real estate,
  plants, and equipment            1,067.3      947.7    2,102.1    1,884.0
Amortization of special tools        877.8      764.6    1,746.0    1,525.6
Amortization of intangible assets     38.3       45.3       75.3       90.5
                                  --------   --------   --------   --------
Total Costs and Expenses          37,405.6   34,538.0   73,929.2   66,685.4
                                  --------   --------   --------   --------
Operating Income                   2,764.7    2,570.2    5,691.2    4,703.5
Other income less income
  deductions - net                   118.6      428.1      492.4      627.2
Interest expense                    (155.9)    (330.0)    (453.9)    (545.1)
                                  --------   --------   --------   --------
Income before Income Taxes         2,727.4    2,668.3    5,729.7    4,785.6
Income taxes                         751.5    1,035.4    1,901.5    1,740.2
                                  --------   --------   --------   --------
Income after Income Taxes          1,975.9    1,632.9    3,828.2    3,045.4
Earnings of nonconsolidated
  affiliates                         294.2      289.9      595.9      481.8
                                  --------   --------   --------   --------
Income before cumulative
  effect of accounting change      2,270.1    1,922.8    4,424.1    3,527.2
Cumulative effect of accounting
  change (2)                            -           -         -     (750.7)
                                  --------   --------   --------   --------
Net Income                        $2,270.1   $1,922.8   $4,424.1   $2,776.5
                                  ========   ========   ========   ========


(1) Includes sales to nonconsolidated affiliates of $277.9 million and $289.6 million in the second quarter and $556.5 million and $579.4 million in the six months of 1995 and 1994, respectively, including $78.2 million and $66.2 million in computer systems services revenues for the second quarter and $153.4 million and $135.3 million for the six months.
(2) Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Not included is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet                 June 30,    Dec. 31,      June 30,
With GMAC on an Equity Basis     ASSETS        1995        1994          1994
                                          -----------------------------------
                                                   (Dollars in Millions)
Current Assets
Cash and cash equivalents                  $7,927.4    $9,731.4     $11,402.9
Other marketable securities                 1,417.8     1,245.0       1,240.5
                                          ---------   ---------     ---------
Total cash and marketable securities        9,345.2    10,976.4      12,643.4
Accounts and notes receivable
  Trade                                     9,512.9     7,873.1       7,794.0
  Nonconsolidated affiliates                3,296.7     2,080.4       3,512.6
Inventories                                11,700.4    10,127.8      10,060.7
Contracts in process                        2,687.4     2,265.4       2,693.7
Prepaid expenses and deferred
  income taxes                              6,672.8     6,455.6       8,496.6
                                          ---------   ---------     ---------
Total Current Assets                       43,215.4    39,778.7      45,201.0
Equity in Net Assets of
  Nonconsolidated Affiliates                9,788.3     9,204.3       8,730.6
Deferred Income Taxes                      14,805.6    16,318.6      15,053.0
Other Investments and Miscellaneous
  Assets                                   13,740.2    14,835.5      13,481.2
Property - Net                             35,873.1    34,661.4      33,622.1
Intangible Assets                          11,581.8    11,536.4      12,753.2
                                          ---------   ---------     ---------
Total Assets                             $129,004.4  $126,334.9    $128,841.1
                                          =========   =========     =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $10,567.3   $10,905.0      $9,854.6
Loans payable                               1,532.4       993.7       1,150.4
Income taxes payable                          746.2       144.7       1,021.8
Accrued liabilities and deferred
  income taxes (including current
  portion of postretirement benefits
  other than pensions)                     26,589.9    26,584.4      23,925.9
Stocks subject to repurchase                      -      450.0          450.0
                                          ---------   ---------     ---------
Total Current Liabilities                  39,435.8    39,077.8      36,402.7
Long-Term Debt                              6,166.3     6,082.3       6,841.7
Payable to GMAC                                   -     1,212.5       1,495.9
Capitalized Leases                            134.7       136.4         160.2
Postretirement Benefits Other Than
  Pensions                                 38,245.4    37,348.0      36,278.6
Pensions                                    3,781.9    11,223.1      20,784.4
Other Liabilities and Deferred
  Income Taxes                             17,141.5    16,752.2      16,596.0
Deferred Credits                            1,560.2     1,678.8       1,240.8
Stockholders' Equity                       22,538.6    12,823.8       9,040.8
                                          ---------   ---------     ---------
Total Liabilities and
  Stockholders' Equity                   $129,004.4  $126,334.9    $128,841.1
                                          =========   =========     =========

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed Statement of Consolidated Cash Flows              Six Months Ended
With GMAC on an Equity Basis                                   June 30,
                                                          -------------------
                                                              1995       1994
                                                          -------------------
                                                         (Dollars in Millions)

Net Cash Provided by Operating Activities                 $4,608.4   $3,898.0
                                                          --------    -------
Cash Flows from Investing Activities
  Expenditures for real estate, plants,
    and equipment                                         (2,684.6)  (1,718.6)
  Expenditures for special tools                          (1,673.3)    (989.6)
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions                           (3,518.4)  (1,233.4)
    Investments in other marketable
      securities - liquidations                            3,345.6      715.4
  Other                                                     (928.4)     166.1
                                                          --------    -------
      Net Cash Used in Investing Activities               (5,459.1)  (3,060.1)
                                                          --------    -------
Cash Flows from Financing Activities
  Increase in long-term debt                                 714.1      684.1
  Decrease in long-term debt                                (630.1)     (60.8)
  Repurchases of preference stocks                        (1,286.7)         -
  Repurchases of common stocks                              (394.0)         -
  Proceeds from issuing common stocks                        224.0      902.2
  Cash dividends paid to stockholders                       (627.4)    (566.5)
  Other                                                      844.1     (164.5)
                                                          --------    -------
    Net Cash Provided by (Used in)
      Financing Activities                                (1,156.0)     794.5
                                                          --------    -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                       202.7        8.0
                                                          --------    -------
Net increase (decrease) in cash and
  cash equivalents                                        (1,804.0)   1,640.4

Cash and cash equivalents at beginning of
  the period                                               9,731.4    9,762.5
                                                          --------    -------
Cash and cash equivalents at end of the period            $7,927.4  $11,402.9
                                                          ========   ========

Certain 1994 amounts were reclassified to conform with 1995 classifications.


                                   * * * * * * * *

GENERAL MOTORS CORPORATION                                         PART II
AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

  Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1995 are summarized below.

  As previously reported, in April 1995 two purported class actions were filed against General Motors in New York state courts alleging defective rear disc brake caliper pins in the GM W-Body cars. These actions have been consolidated in the Supreme Court of the State of New York, County of Bronx, and are brought on behalf of all New York residents who currently or previously owned or leased a 1988-1993 Chevrolet Lumina, Buick Regal, Oldsmobile Cutlass Supreme or Pontiac Grand Prix. Three new purported nationwide class actions, brought on behalf of current and previous owners of the same vehicles, have been filed in Federal courts in New Jersey, GARCIA v. GENERAL MOTORS, and Pennsylvania, NEFF v. GENERAL MOTORS and MARCEL v. GENERAL MOTORS. Together, the complaints in the five actions allege violation of state consumer protection laws, fraud, negligent misrepresentation, negligent design and breach of express and implied warranties. Plaintiffs seek unspecified amounts of economic damages, punitive damages not less than $20 million, attorneys' fees and costs, and injunctive relief. The courts have not made a determination as to whether the cases may proceed as class actions.

                                         ***

  As previously reported, on March 24, 1995 a purported nationwide class action was filed against General Motors in the Civil District Court for the Parish of Orleans, State of Louisiana alleging that the paint or paint application process used by GM on vehicles produced at several GM manufacturing plants in North America was defective due to the conscious omission of the surface layer primer, causing the paint to delaminate when exposed to ultraviolet sunlight and to prematurely deteriorate, peel and chip. On May 3, 1995, another purported class action, BARNEY KIZZIRE v. GENERAL MOTORS CORPORATION and BYNUN OLDS-PONTIAC-CADILLAC-GMC, INC., was filed in the Circuit Court for Fayette County, Alabama on behalf of a class of Alabama residents who purchased 1989 GMC pickup trucks from authorized Alabama dealers. The complaint alleges that the paint and/or paint primer used in the manufacture of those vehicles was defective and resulted in chipping, peeling and discoloration. Both cases seek compensatory and punitive damages and injunctive relief. No determination has been made in either case as to whether they may proceed as a class action.

                                         ***

  It was previously reported that certain objectors to the nationwide C/K pickup truck class action settlement had appealed the Pennsylvania Federal court approval to the U.S. Third Circuit. On April 17, 1995, the U.S. Third Circuit reversed the approval. GM has filed a petition for writ of certiorari seeking review by the U.S. Supreme Court.

                                         ***

  With respect to the previously reported matter wherein it was stated that the U.S. Environmental Protection Agency ("EPA") has requested that the U.S. Department of Justice ("DOJ") commence a civil action against GM in connection with alleged violations of vehicle emission standards and certification procedures under the Clean Air Act with respect to GM's North American Automotive Operations, DOJ/EPA and GM continue to agree to extensions of their agreement to toll the running of any deadlines for filing claims and are engaged in settlement discussions. GM believes that the subject vehicles and engines were produced in compliance with the Clean Air Act. DOJ/EPA have asserted claims for fines and penalties and for a recall of certain vehicles. They have also requested GM's implementation of a program to mitigate the alleged harm to the environment, all of which matters are the subject of valuation and settlement discussions between the parties.

                                         ***

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  With respect to the previously reported matter wherein the Corporation reported that on June 1, 1994 the Corporation had been informed by the U.S. Department of Justice ("DOJ") that Delco Electronics Corporation, a wholly-owned subsidiary of Hughes Electronics Corporation, was a target for criminal prosecution and subject to civil suit in connection with the alleged transportation of hazardous wastes from its Maquiladora plant in Reynosa, Mexico, the Corporation was recently informed by DOJ that it did not intend to seek criminal charges in that matter and that the criminal investigation is closed subject to reopening if the DOJ receives new evidence to support such action. The DOJ advised the Corporation that the matter has been referred to the United States Environmental Protection Agency for such civil action as it may deem appropriate.

                                        * * *

Other Pending Legal Proceedings Reported in Previous 1995 Current Report and Quarterly Report

  Reference is made to the Registrant's Current Report dated March 24, 1995 (Item 5(a)) and Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

                                        * * *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of stockholders of the Registrant was held on May 26, 1995.

  Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's nominees as listed in Item No. 1 in the proxy statement, and all of such nominees were elected.

  The results of the voting by the stockholders for directors is presented below.
                                                                      Percent
                                                         Number      of Total
Director                                                of Votes      Voting
--------                                               -----------   --------

      Anne L. Armstrong                      For       640,195,077     98.9%
                                             Withheld    7,385,222      1.1%
      John H. Bryan                          For       640,850,464     99.0%
                                             Withheld    6,729,835      1.0%
      Thomas E. Everhart                     For       640,607,726     98.9%
                                             Withheld    6,972,573      1.1%
      Charles T. Fisher, III                 For       640,735,441     98.9%
                                             Withheld    6,844,858      1.1%
      J. Willard Marriott, Jr.               For       640,651,036     98.9%
                                             Withheld    6,929,263      1.1%
      Ann D. McLaughlin                      For       640,181,490     98.9%
                                             Withheld    7,398,809      1.1%
      Paul H. O'Neill                        For       640,753,784     98.9%
                                             Withheld    6,826,515      1.1%
      Edmund T. Pratt, Jr.                   For       640,059,378     98.8%
                                             Withheld    7,520,921      1.2%
      John G. Smale                          For       640,415,244     98.9%
                                             Withheld    7,165,055      1.1%
      John F. Smith, Jr.                     For       640,761,350     98.9%
                                             Withheld    6,818,949      1.1%
      Louis W. Sullivan                      For       639,835,089     98.8%
                                             Withheld    7,745,210      1.2%
      Dennis Weatherstone                    For       640,835,274     99.0%
                                             Withheld    6,745,025      1.0%
      Thomas H. Wyman                        For       640,496,842     98.9%
                                             Withheld    7,083,457      1.1%

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

      One proposal (designated Item No. 2) was submitted by the Board of Directors and four proposals (designated Item Nos. 3 through 6) were submitted by stockholders. The proposals and the results of the voting by the stockholders are presented below.
                                                                      Percent
                                                         Number      of Total
                                                        of Votes      Voting
                                                       -----------   --------
Item submitted by Board of Directors:
------------------------------------
  2.  To ratify the selection of Deloitte    For       641,551,800     99.1%
      & Touche LLP as independent public     Against     3,274,383      0.5%
      accountants for the year 1995.         Abstain     2,754,103      0.4%

Items submitted by stockholders
-------------------------------
  3.  Regarding disclosure of information    For        20,068,047      3.6%
      concerning political contributions.    Against   517,742,936     91.8%
                                             Abstain    26,004,973      4.6%

  4.  To provide for cumulative voting.      For       118,625,646     21.0%
                                             Against   397,620,450     70.5%
                                             Abstain    47,570,459      8.5%

  5.  Regarding foreign military sales.      For        48,362,578      8.6%
                                             Against   474,517,983     84.2%
                                             Abstain    40,935,395      7.2%

  6.  Regarding GM's operations in           For        30,674,275      5.4%
      Mexico.                                Against   493,254,603     87.5%
                                             Abstain    39,887,075      7.1%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.
--------------    -------------------------------------------        --------

   11             Computation of Earnings Per Share
                    Attributable to Common Stocks for the
                    Quarters and Six Months Ended June 30,
                    1995 and 1994.                                     33

   12             Computation of Ratios of Earnings to Fixed
                    Charges for the Six Months Ended June 30,
                    1995 and 1994.                                     37

   99(a)          Electronic Data Systems Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      38

     (b)          Hughes Electronics Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      45

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

     Two reports on Form 8-K dated March 24, 1995 (filed April 24, 1995) and May 30, 1995 were filed during the quarter ended June 30, 1995 reporting matters under Item 5, Other Events.

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

                                          GENERAL MOTORS CORPORATION
                                       --------------------------------
                                                   (Registrant)


                                       By
                                       s/Leon J. Krain
                                       --------------------------------
Date   August 9, 1995                  (Leon J. Krain, Vice President
---------------------                        and Group Executive)




                                       By
                                       s/Wallace W. Creek
                                       --------------------------------
Date   August 9, 1995                  (Wallace W. Creek, Comptroller)
---------------------