Form 10-Q
period 1995-09-30
GENERAL MOTORS CORP
filed 1995-11-14
CIK 40730

l:\secfiles\10-Q\1995\3rdqtr95\part-1.doc 25

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549-1004
                                      FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended     September 30, 1995
                                   ------------------

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

         As of September 30, 1995, there were outstanding 749,398,949 shares of the issuer's $1-2/3 par value common stock, 438,902,399 shares of Class E $0.10 par value common stock and 96,142,226 shares of Class H $0.10 par value common stock.

                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                        Index

                                                                     Page No.
                                                                     --------
Part I - Financial Information
     Item 1.  Financial Statements
                Statement of Consolidated Operations                     3
                Consolidated Balance Sheet                               5
                Condensed Statement of Consolidated Cash Flows           7
                Notes to Financial Statements                            7

     Item 2.  Management's Discussion and Analysis                      12

Part II - Other Information
     Item 1.  Legal Proceedings                                         29

     Item 6.  Exhibits and Reports on Form 8-K                          30

Signatures                                                              30

Exhibit 11 Computation of Earnings Per Share Attributable
  to Common Stocks for the Quarters and Nine Months Ended
  September 30, 1995 and 1994                                           31

Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for
  the Nine Months Ended September 30, 1995 and 1994                     35

Exhibit 21 Subsidiaries of the Registrant                               36

Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          37

          (b) Hughes Electronics Corporation and Subsidiaries
  Consolidated Financial Statements and Management's Discussion
  and Analysis                                                          45

Exhibit 27 Financial Data Schedule (for SEC information only)

GENERAL MOTORS CORPORATION                                              PART I
AND SUBSIDIARIES                                 ITEM 1.  FINANCIAL STATEMENTS
                                          STATEMENT OF CONSOLIDATED OPERATIONS

                                                          Nine Months Ended
                                       Third Quarter        September 30,
                                   --------------------  --------------------
                                        1995       1994       1995       1994
                                   --------------------  --------------------
                                              (Dollars in Millions)

Net Sales and Revenues
  Manufactured products            $31,226.1  $29,420.8 $106,816.7  $97,774.2
  Financial services                 2,959.6    2,351.5    8,594.6    6,819.2
  Computer systems services          2,107.8    1,643.3    5,953.7    4,472.1
  Other income (Note 1)              1,169.4    1,094.7    3,529.1    3,332.4
                                    --------   --------  ---------  ---------
    Total Net Sales and Revenues    37,462.9   34,510.3  124,894.1  112,397.9
                                    --------   --------  ---------  ---------
Costs and Expenses
  Cost of sales and other
    operating charges, exclusive
    of items listed below           28,803.1   26,954.3   93,397.7   85,176.4
  Selling, general, and
    administrative expenses          3,189.0    2,962.4    9,572.7    8,691.8
  Interest expense                   1,413.8    1,377.8    4,298.8    3,930.0
  Depreciation of real estate,
    plants, and equipment            2,163.3    1,833.2    6,323.5    5,181.1
  Amortization of special tools        661.9      596.3    2,407.9    2,121.9
  Amortization of intangible
    assets                              58.9       52.1      167.1      175.4
  Other deductions (Note 1)            369.5      280.6    1,226.1    1,129.4
                                    --------   --------  ---------  ---------
    Total Costs and Expenses        36,659.5   34,056.7  117,393.8  106,406.0
                                    --------   --------  ---------  ---------
Income before Income Taxes             803.4      453.6    7,500.3    5,991.9
United States, foreign, and
  other income taxes (credit)          161.0      (98.4)   2,433.8    1,905.3
                                    --------   --------  ---------   --------
Income before cumulative
  effect of accounting change          642.4      552.0    5,066.5    4,086.6
Cumulative effect of accounting
  change (Note 3)                         -           -          -     (758.1)
                                    --------   --------  ---------   --------
Net Income                             642.4      552.0    5,066.5    3,328.5
Preference shares tender offer
  premium (Note 9)                       -            -      153.4          -
Dividends on preference stocks          41.4       72.1      159.5      248.6
                                    --------   --------  ---------   --------
Income on Common Stocks               $601.0     $479.9   $4,753.6   $3,079.9
                                    ========   ========  =========   ========



Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES              STATEMENT OF CONSOLIDATED OPERATIONS - Concluded

                                                            Nine Months Ended
                                            Third Quarter     September 30,
                                           ---------------  -----------------
                                              1995    1994     1995      1994
                                           ---------------  -----------------
                                                 (Dollars in Millions
                                                Except Per Share Amounts)
Earnings Attributable to
  Common Stocks (Note 4)
  $1-2/3 par value before cumulative
    effect of accounting change             $316.7  $306.0 $4,009.0  $3,333.4
  Cumulative effect of accounting change
    (Note 3)                                    -        -        -    (751.3)
                                             -----   -----  -------   -------
  Net earnings attributable
    to $1-2/3 par value                     $316.7  $306.0 $4,009.0  $2,582.1
                                             =====   =====  =======   =======
  Net earnings attributable to Class E      $222.9  $117.3   $551.1    $315.9
                                             =====   =====  =======   =======
  Class H before cumulative effect
    of accounting change                     $61.4   $56.6   $193.5    $188.7
  Cumulative effect of accounting change
    (Note 3)                                     -       -       -       (6.8)
                                              ----    ----    -----     -----
  Net earnings attributable
    to Class H                               $61.4   $56.6   $193.5    $181.9
                                             =====   =====  =======   =======
Average number of shares of common stocks
  outstanding (in millions)
    $1-2/3 par value                         748.2   752.7    749.0     737.1
    Class E                                  438.8   261.2    393.0     259.7
    Class H                                   95.9    92.7     95.2      91.7
Earnings Per Share Attributable
  to Common Stocks (Note 4)
  $1-2/3 par value before cumulative
    effect of accounting change              $0.42   $0.40    $5.32     $4.46
  Cumulative effect of accounting change
    (Note 3)                                    -        -       -      (1.05)
                                              ----    ----     ----      ----
  Net earnings attributable to
    $1-2/3 par value                         $0.42   $0.40    $5.32     $3.41
                                             =====   =====  =======   =======
  Net earnings attributable to Class E       $0.51   $0.45    $1.40     $1.22
                                             =====   =====  =======   =======
  Class H before cumulative effect of
    accounting change                        $0.64   $0.61    $2.03     $2.06
  Cumulative effect of accounting change
    (Note 3)                                     -       -       -      (0.08)
                                              ----    ----     ----      ----
  Net earnings attributable to
    Class H                                  $0.64   $0.61    $2.03     $1.98
                                             =====   =====  =======   =======
Cash Dividends Per Share of Common
  Stocks (Note 4)
    $1-2/3 par value                         $0.30   $0.20    $0.80     $0.60
    Class E                                  $0.13   $0.12    $0.39     $0.36
    Class H                                  $0.23   $0.20    $0.69     $0.60


Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                                   CONSOLIDATED BALANCE SHEET


                                              Sept. 30,   Dec. 31,  Sept. 30,
                     ASSETS                        1995       1994       1994
-----------------------------------------------------------------------------
                                                   (Dollars in Millions)

Cash and cash equivalents                      $8,998.3  $10,939.0   $9,806.1
Other marketable securities                     4,891.3    5,136.6    5,036.3
                                              ---------  ---------  ---------
  Total cash and marketable securities         13,889.6   16,075.6   14,842.4
                                              ---------  ---------  ---------
Finance receivables - net                      54,803.3   54,077.3   51,093.5
                                              ---------  ---------  ---------
Accounts and notes receivable (less
  allowances)                                  11,183.7    8,977.8    8,620.7
                                              ---------  ---------  ---------
Inventories (less allowances) (Note 5)         11,968.5   10,127.8   10,345.4
                                              ---------  ---------  ---------
Contracts in process (less advances and
  progress payments)                            2,670.5    2,265.4    2,725.2
                                              ---------  ---------  ---------
Net equipment on operating leases (less
  accumulated depreciation)                    22,742.5   20,061.6   18,528.3
                                              ---------  ---------  ---------
Deferred income taxes                          16,997.3   19,693.3   20,983.8
                                              ---------  ---------  ---------
Other assets (less allowances)                 22,020.4   20,625.5   19,519.1
                                              ---------  ---------  ---------
Property
  Real estate, plants, and equipment-at cost   73,343.3   69,807.9   69,611.7
  Less accumulated depreciation                44,662.5   42,586.4   43,039.0
                                              ---------  ---------  ---------
    Net real estate, plants, and equipment     28,680.8   27,221.5   26,572.7
  Special tools - at cost (less amortization)   7,847.4    7,559.1    7,564.2
                                              ---------  ---------  ---------
      Total property                           36,528.2   34,780.6   34,136.9
                                              ---------  ---------  ---------
Intangible assets - at cost (less
  amortization)                                12,305.5   11,913.8   13,076.6
                                              ---------  ---------  ---------
Total Assets                                 $205,109.5 $198,598.7 $193,871.9
                                              =========  =========  =========


Certain September 1994 amounts were reclassified to conform with 1995 classifications.

Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                       CONSOLIDATED BALANCE SHEET - Concluded


                                              Sept. 30,   Dec. 31,  Sept. 30,
   LIABILITIES AND STOCKHOLDERS' EQUITY            1995       1994       1994
-----------------------------------------------------------------------------
                                               (Dollars in Millions Except
                                                     Per Share Amounts)
Liabilities
  Accounts payable                            $11,408.7  $11,635.0   $9,597.7
  Notes and loans payable                      77,885.1   73,730.2   69,182.2
  United States, foreign, and other income
    taxes - deferred and payable                2,569.6    2,721.0    3,329.6
  Postretirement benefits other than
    pensions (Note 6)                          41,227.7   40,018.2   39,389.0
  Pensions (Note 7)                             5,371.2   14,353.2   20,304.3
  Other liabilities and deferred credits       43,788.8   42,867.3   41,999.2
                                              ---------  ---------  ---------
      Total Liabilities                       182,251.1  185,324.9  183,802.0
                                              ---------  ---------  ---------
Stocks Subject to Repurchase (Note 8)                -       450.0      450.0
                                              ---------  ---------  ---------
Stockholders' Equity
  Preference stocks (Note 9)
    Series B 9-1/8% Depositary Shares,
      $0.5 and $1.1;
    Series C Depositary Shares, $0.3;
    Series D 7.92% Depositary Shares,
      $0.1 and $0.4; and
    Series G 9.12% Depositary Shares,
      $0.3 and $0.6 in September 1995,
      and in December and September 1994            1.2        2.4        2.4
  Common stocks
    $1-2/3 par value (issued, 749,945,166,
      754,345,782, and 753,639,264 shares)      1,249.9    1,257.2    1,256.1
    Class E (issued, 442,811,864, 268,125,255,
      and 267,321,168 shares)(Notes 7 and 12)      44.3       26.8       26.7
    Class H (issued, 96,308,464, 78,720,022,
      and 78,190,823 shares) (Note 8)               9.6        7.9        7.8
  Capital surplus (principally additional
    paid-in capital) (Notes 7 and 8)           18,702.4   13,149.4   13,027.0
  Net income retained for use in the
    business (Note 10)                          5,726.6    1,785.8      486.5
                                              ---------  ---------  ---------
      Subtotal                                 25,734.0   16,229.5   14,806.5
  Minimum pension liability adjustment         (3,548.4)  (3,548.4)  (5,311.2)
  Accumulated foreign currency translation
    adjustments                                   230.2     (100.4)     (66.1)
  Net unrealized gains on investments in
    certain debt and equity securities (Note 3)   442.6      243.1      190.7
                                              ---------  ---------  ---------
      Total Stockholders' Equity               22,858.4   12,823.8    9,619.9
                                              ---------  ---------  ---------
Total Liabilities and Stockholders' Equity   $205,109.5 $198,598.7 $193,871.9
                                              =========  =========  =========



Reference should be made to the Notes to Financial Statements.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES               CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS

                                                   Nine Months Ended Sept. 30,
                                                   --------------------------
                                                            1995         1994
                                                   --------------------------
                                                      (Dollars in Millions)

Net Cash Provided by Operating Activities               $9,144.9     $6,776.8
                                                        --------     --------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and
    equipment                                           (4,320.4)    (3,097.5)
  Expenditures for special tools                        (2,595.4)    (1,564.1)
  Other                                                    430.5        685.8
  Change in other investing assets
    Investments in other marketable securities -
      acquisitions                                     (13,855.6)   (11,395.0)
    Investments in other marketable securities -
      liquidations                                      14,100.1     10,859.4
    Finance receivables - acquisitions                (121,008.7)  (114,308.9)
    Finance receivables - liquidations                 103,345.2    103,828.6
    Proceeds from sales of finance receivables          18,660.7     13,533.3
    Operating leases - net                              (7,213.2)    (7,655.4)
                                                        --------     --------
      Net Cash Used in
        Investing Activities                           (12,456.8)    (9,113.8)
                                                        --------     --------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term
    loans payable                                        1,138.6     (1,761.7)
  Increase in long-term debt                             9,318.8     10,769.5
  Decrease in long-term debt                            (6,918.0)   (10,931.4)
  Repurchases of preference stocks                      (1,286.7)           -
  Repurchases of common stocks                            (394.0)           -
  Proceeds from issuing common stocks                      341.3      1,113.7
  Cash dividends paid to stockholders                     (972.3)      (839.1)
                                                        --------     --------
    Net Cash Provided by (Used in)
      Financing Activities                               1,227.7     (1,649.0)
                                                        --------     --------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents                                              143.5          1.6
                                                        --------     --------
Net decrease in cash and cash equivalents               (1,940.7)    (3,984.4)
Cash and cash equivalents at beginning of
  the period                                            10,939.0     13,790.5
                                                        --------     --------
Cash and cash equivalents at end of the period          $8,998.3     $9,806.1
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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                     NOTES TO FINANCIAL STATEMENTS - Continued

Note 1.
  Other income and other deductions consist of:
                                           Third Quarter      Nine Months
                                         ----------------- ------------------
                                             1995     1994     1995      1994
                                         ----------------- ------------------
                                                 (Dollars in Millions)
  Other Income
    Insurance premiums                     $217.1   $224.3   $655.7    $657.1
    Nonfinancing interest                   387.1    411.6  1,263.1   1,118.0
    Equity in earnings
      of associates, net                     79.6     60.5    161.4     108.7
    Claims, commissions, and grants         163.9    123.4    410.5     317.7
    Gain on the sale of finance receivables    -       5.2     38.2      25.0
    Revenue from mortgage operations        106.1     50.6    249.6     150.1
    Other                                   215.6    219.1    750.6     955.8*
                                          -------  -------  -------   -------
        Total Other Income               $1,169.4 $1,094.7 $3,529.1  $3,332.4
                                          =======  =======  =======   =======
  Other Deductions
    Insurance losses and loss adjustment
      expenses                              $82.8   $215.4   $401.6    $556.8
    Provision for(recovery of) financing
      losses                                118.9     (8.5)   307.2     110.4
    Loss on sale of NCRS net assets**          -         -    147.8         -
    Other                                   167.8     73.7    369.5     462.2*
                                          -------  -------  -------   -------
        Total Other Deductions             $369.5   $280.6 $1,226.1  $1,129.4
                                          =======  =======  =======   =======

* Includes gains and losses on the sale of assets in the first quarter of 1994. The net impact of these sales of assets was not material.
**  On June 9, 1995, GM completed the sale of National Car Rental System's
    (NCRS) net assets. The nine month results include $162.6 million net income, or $0.22 per share of GM $1-2/3 par value common stock. The net income reflects $310.4 million of tax benefits related to the restructuring for NCRS in 1992. The tax benefits were not previously recorded due to the uncertainty of ultimate realization.

Note 2.
  Financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:

                                          Third Quarter        Nine Months
                                         -----------------  ------------------
                                             1995     1994      1995      1994
                                         -----------------  ------------------
                                                 (Dollars in Millions)
  Net financing revenue and other        $1,361.3 $1,157.3  $4,066.4  $3,470.7
  Net income including the unfavorable
    cumulative effect of accounting
    change of $7.4 million in
    nine months 1994                       $253.7   $244.6    $767.8    $678.2
  Cash dividends paid to GM                $225.0   $250.0    $625.0    $750.0

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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

  Also effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in Stockholders' Equity. This Standard requires the recording at fair value of debt securities which are not expected to be held to maturity and equity securities which have a readily determinable fair value. Unrealized gains and losses resulting from changes in fair value are included as a separate component of Stockholders' Equity. The primary effect of this Standard for the Corporation relates to debt securities held by a subsidiary of GMAC and certain equity securities. Marketable securities, other than certain securities held by GMAC and its subsidiaries, are considered available for sale.

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

  Dividends on the $1-2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income of Electronic Data Systems Corporation (EDS) and Hughes Electronics Corporation (Hughes), previously known as GM Hughes Electronics Corporation. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, since the acquisition by GM.

  The Available Separate Consolidated Net Income of EDS and Hughes is determined quarterly and is equal to the separate consolidated net income of EDS and Hughes, respectively, excluding the effects of purchase accounting adjustments arising at the time of acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E (438.8 million for the third quarter of 1995) or Class H (95.9 million for the third quarter of 1995) common stock outstanding during the period and the denominator of which was 483.7 million for Class E stock and
399.9 million for Class H stock during the third quarter of 1995. Comparable denominators for the third quarter of 1994 were 481.7 million for Class E stock and 399.9 million for Class H stock. The weighted average number of shares of Class E common stock outstanding (numerator) during the third quarter of 1995 and 1995 nine months reflects the impact of the March 13, 1995 Class E common stock pension contribution which is described in Note 7.

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

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

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

Note 5.
  Major classes of inventories are as follows:
                                          Sept. 30,     Dec. 31,    Sept. 30,
                                               1995         1994         1994
                                          -----------------------------------
                                                  (Dollars in Millions)
Productive material, work in process,
  and supplies                             $6,925.0     $5,478.3     $5,836.8
Finished product, service parts, etc.       5,043.5      4,649.5      4,508.6
                                           --------     --------     --------
    Total inventories (less allowances)   $11,968.5    $10,127.8    $10,345.4
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

Note 7.
  On March 13, 1995, GM contributed to the General Motors Hourly-Rate Employees Pension Plan (Hourly Plan) 173,163,187 shares of Class E common stock, having an aggregate fair market value of approximately $6.3 billion (determined by an independent valuation expert retained by the Trustee). The contribution was made under the terms of an agreement between GM and the Pension Benefit Guaranty Corporation (the PBGC). Subject to the terms of the agreement, GM will defer the use of the funding credits that would otherwise result from such cash and stock contributions. Consequently, GM will continue to make regular cash contributions to the Hourly Plan over the next several years. The agreement with the PBGC also provides flexibility to GM by granting a release of EDS from liability, if any, under Title IV of ERISA for GM's U.S. pension plans, in the event EDS were to leave the GM control group under certain circumstances. In addition, in connection with the contribution of the shares of Class E common stock, the U.S. Department of Labor granted an exemption with respect to, among other things, limits otherwise applicable under ERISA on the amount of Class E common stock that could legally be held by the Hourly Plan.

Note 8.
  Stocks Subject to Repurchase at December 31, 1994 and September 30, 1994 consisted of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute (HHMI) and exercisable at $30 per share on March 1, 1995. The Corporation held an option to call HHMI's shares until February 28, 1995 at $37.50 per share. The put and call rights expired unexercised. As a result, $1.5 million was transferred to Class H common stock and $448.5 million was transferred to capital surplus. In 1995, GM and HHMI entered into an agreement under which GM assisted the Institute in selling 15 million shares at $38.50 per share.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Continued

Note 9.
  On May 23, 1995, General Motors concluded a tender offer, which began on April 25, 1995, under which it purchased for $1.3 billion of cash (i)
24.3 million depositary shares, each representing one-fourth of a share of its Series B 9-1/8% Preference Stock, at a purchase price of $27.50 per depositary share, (ii) 9.6 million depositary shares, each representing one-fourth of a share of its Series D 7.92% Preference Stock, at a purchase price of $26.375 per depositary share, and (iii) 12.9 million depositary shares, each representing one-fourth of a share of its Series G 9.12% Preference Stock, at a purchase price of $28.25 per depositary share. The repurchase had an unfavorable impact of $0.22 per share of GM $1-2/3 par value common stock. This was comprised of tender offer expenses of $13.5 million after-tax, or $0.02 per share, that were charged to income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, or $0.20 per share, that was not charged to income but was charged to earnings attributable to $1-2/3 par value common stock. The number of shares remaining outstanding is 20.0 million depositary shares of Series B Preference Stock,
6.1 million depositary shares of Series D Preference Stock, and 10.1 million depositary shares of Series G Preference Stock.

Note 10.
  At September 30, 1995, December 31, 1994, and September 30, 1994, net income retained for use in the business (accumulated deficit) attributable to the common stocks was as follows:

                                          Sept. 30,      Dec. 31,   Sept. 30,
                                               1995          1994        1994
                                          -----------------------------------
                                                  (Dollars in Millions)

$1-2/3 par value                           $2,631.5       ($778.8)  ($1,939.9)
Class E                                     2,066.7       1,663.9     1,566.7
Class H                                     1,028.4         900.7       859.7
                                            -------       -------     -------
  Total                                    $5,726.6      $1,785.8      $486.5
                                            =======       =======     =======

  The Corporation's capital surplus plus net income retained for use in the business at September 30, 1995, December 31, 1994, and September 30, 1994, as allocated pursuant to GM's Certificate of Incorporation, was as follows:

                                          Sept. 30,      Dec. 31,   Sept. 30,
                                               1995          1994        1994
                                          -----------------------------------
                                                  (Dollars in Millions)

$1-2/3 par value                          $11,113.6      $9,013.8    $7,775.0
Class E                                    10,485.3       3,752.1     3,628.7
Class H                                     2,830.1       2,169.3     2,109.8
                                           --------      --------    --------
  Total                                   $24,429.0     $14,935.2   $13,513.5
                                           ========      ========    ========

Note 11.
  The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at September 30, 1995. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES                     NOTES TO FINANCIAL STATEMENTS - Concluded

Note 12.
  On August 7, 1995, the Corporation announced that it intends to pursue a split-off of its wholly owned subsidiary, EDS, to its GM Class E stockholders in a tax-free exchange of stock.

  To achieve a split-off, GM would exchange EDS capital stock for outstanding GM Class E common stock. GM would not recognize a gain on the transaction.
At September 30, 1995, there are 438.9 million shares of GM Class E common stock outstanding, and 44.8 million shares reserved for issuance upon conversion of Series C Preference Stock. The process of establishing definitive terms for a split-off transaction which will be fair to all holders of GM common stocks will, among other things, consider differences between the values of GM Class E and EDS common stocks in order to establish any adjustment deemed appropriate by the GM Board of Directors.

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

  Due to the seasonal nature of the business, third-quarter results are generally lower than other quarters during the year.

  General Motors Corporation's consolidated net income for the third quarter of 1995 totaled $642.4 million, or $0.42 per share of GM $1-2/3 par value common stock. That represents an improvement of $90.4 million, or 16.4%, compared with the year-ago period. Net income totaled $552.0 million, or $0.40 per share, in the comparable 1994 quarter.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  Sales and revenues in the third quarter of 1995 totaled $37,462.9 million - an increase of 8.6% compared with the same period last year. GM's gross-profit margin for the third quarter of 1995 (with General Motors Acceptance Corporation (GMAC) on an equity basis) was 14.1%, compared with 13.5% in 1994's third-quarter period. Selling, general, and administrative expenses (with GMAC on an equity basis) were $180.0 million higher in the 1995 third quarter, primarily due to higher administrative expenses. On a percent of sales basis, selling, general, and administrative expenses were 8.2% in both periods.

  Pretax income (with GMAC on an equity basis) of $312.8 million in the third quarter of 1995 is an improvement of $286.4 million over the comparable period last year, when pretax income was $26.4 million. The low third-quarter-1995 corporate-income-tax rate (with GMAC on an equity basis) of 1.2% results mainly from tax benefits at International Operations (IO). The Corporation's third-quarter-1995 net-profit margin (with GMAC on an equity basis) was 1.9%, compared with 1.8% in the prior-year period.

  Consolidated net income for the nine-months of 1995 was $5,066.5 million. Net income for the nine-month-1994 period was $3,328.5 million, including the $758.1 million unfavorable effect of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, accounting change in the first quarter. Excluding the impact of the SFAS No. 112 accounting change, income for the 1994-nine-month period was $4,086.6 million, or $4.46 per share. Sales and revenues totaled $124,894.1 million in the 1995 period, an increase of 11.1%, or $12,496.2 million, over 1994 sales and revenues of $112,397.9 million.

  After preference stock dividend payments and the apportionment of earnings attributable to GM Class E and Class H common stock, the income attributable to $1-2/3 par value common stock in the 1995 third quarter amounted to $316.7 million, or $0.42 per share, compared with third quarter 1994 income of $306.0 million, or $0.40 per share. In the nine months of 1995, income attributable to $1-2/3 par value common stock including the impact of the premium paid on the repurchase of preference stocks was $4,009.0 million, or $5.32 per $1-2/3 par value share, compared with $2,582.1 million, or $3.41 per share, in the 1994 period. Excluding the first quarter accounting change, nine-month 1994 earnings attributable to $1-2/3 par value common stock amounted to $3,333.4 million, or $4.46 per share.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


  Following are highlights of 1995 third-quarter and nine-month financial performance by GM's major business sectors:
                                                         Nine Months Ended
                                    Third Quarter          September 30,
                                  -----------------    --------------------
Major Business Sector Results        1995      1994        1995        1994
------------------------------    -----------------    --------------------

(Dollars in Millions)
NAO
 Income (Loss) Before Acctg.Change  ($93)    ($363)      $1,845        $784
 Cumulative Effect of Acctg.Change      -        -            -       (705)
                                    -----   -------     -------     -------
   NAO Income (Loss)                 (93)     (363)       1,845          79
                                    -----   -------     -------     -------
IO Income                             111       232       1,146       1,121
                                    -----   -------     -------     -------
GMAC
 Income Before Accounting Change      254       245         768         685
 Cumulative Effect of Acctg. Change     -        -            -         (7)
                                    -----   -------     -------     -------
   GMAC Income                        254       245         768         678
                                    -----   -------     -------     -------
EDS Earnings                          246       216         670         585
                                    -----   -------     -------     -------
Hughes
 Earnings Before Acctg. Change        256       244         813         824
 Cumulative Effect of Acctg. Change     -        -            -        (30)
                                    -----   -------     -------     -------
   Hughes Earnings                    256       244         813         794
                                    -----   -------     -------     -------
Other *
 Income (Loss) Before Accounting
   Change                           (132)      (22)       (176)          88
 Cumulative Effect of Acctg. Change     -        -            -        (16)
                                    -----   -------     -------     -------
   Other Income (Loss)              (132)      (22)       (176)          72
                                    -----   -------     -------     -------
Consolidated Net Income              $642      $552      $5,066      $3,329
                                    =====   =======     =======     =======
Income Before Cumulative Effect
 of Accounting Change                $642      $552      $5,066      $4,087
                                    =====   =======     =======     =======

Certain amounts for 1994 were reclassified to conform with 1995 classifications.
* Includes NCRS (through the date of sale - June 9, 1995), Allison Transmission Division, GM Locomotive Group, and purchase accounting adjustments.

Worldwide Wholesale Sales
-------------------------
  Third quarter 1995 worldwide wholesale vehicle sales totaled 1,848,000 units, 3.2% more than the 1994 third quarter level of 1,790,000 units, reflecting higher sales in the United States, partially offset by a decline in Other North America, as shown in the table on the next page. Worldwide wholesale vehicle sales of 6,430,000 units during the nine months of 1995 were up 286,000 units, or 4.7%, over the year ago period, reflecting an increase in the United States and Overseas, partially offset by a decline in Other North America.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                                              Third Quarter      Nine Months
                                             --------------    --------------
                                              1995     1994     1995     1994
                                             --------------    --------------
Worldwide Wholesale Sales                          (Units in Thousands)
United States
  Cars                                         649      577    2,349    2,243
  Trucks                                       446      436    1,515    1,444
                                             -----    -----    -----    -----
    Total United States                      1,095    1,013    3,864    3,687
Other North America                             73       96      334      396
                                             -----    -----    -----    -----
      Total North America                    1,168    1,109    4,198    4,083
Overseas                                       680      681    2,232    2,061
                                             -----    -----    -----    -----
      Total All Sources                      1,848    1,790    6,430    6,144
                                             =====    =====    =====    =====

Dealer Vehicle Unit Deliveries of Cars and Trucks Worldwide
-----------------------------------------------------------
  During the 1995 third quarter, GM dealer vehicle deliveries of cars and trucks worldwide were up 3.5% to 2,059,000 units, resulting in a 17.4% worldwide market share, compared with 1,990,000 units in the same period last year. Worldwide GM dealer vehicle deliveries of cars and trucks during the nine months of 1995 were 6,290,000 units, 0.8% below the 6,338,000 units delivered in the comparable 1994 period.

Employment and Payrolls
-----------------------
  As detailed in the table below, third quarter 1995 worldwide employment averaged 700,000 men and women, a 1.6% increase from the 689,000 in the third quarter of 1994. Worldwide payrolls were $8,177.3 million for the third quarter of 1995, compared with $7,675.2 million in the comparable 1994 period. Nine month average worldwide employment increased by 15,000 men and women from the 1994 nine-month period, while 1995 worldwide payrolls totaled $25,119.9 million, a 6.9% increase over 1994 payrolls of $23,506.6 million.

                                               Third Quarter     Nine Months
                                               -------------    -------------
                                               1995     1994    1995     1994
                                               -------------    -------------
                                                      (in thousands)
Average Worldwide Employment
  GM (excluding units listed below)             513      510     520      518
  GMAC                                           17       18      17       18
  EDS                                            89       78      87       74
  Hughes                                         81       77      80       77
  NCRS                                            -        6       4        6
                                                ---      ---     ---      ---
  Average Number of Employees                   700      689     708      693
                                                ===      ===     ===      ===

Certain amounts for 1994 were reclassified to conform with 1995 classifications.

                        North American Automotive Operations

  GM NAO, including GM's Delphi Automotive Systems, reported a net loss of $92.8 million in the third quarter of 1995, an improvement of $270.4 million, compared with a net loss in the third quarter of 1994 totaling $363.2 million. NAO results reflect strong market performance and continued cost reductions. While NAO incurred a seasonal loss in the quarter, NAO vehicle unit deliveries of cars and trucks increased 26,000 units compared to the 1994 third quarter deliveries. NAO's gross margin improved from 8.2% in the 1994 third quarter to 10.6% in the 1995 period reflecting cost-cutting measures and NAO's strategies for improving the vehicle development process. The 1995 third quarter's effective income tax rate dropped from the 1994 period, which included a $200 million tax benefit.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

  NAO's pretax loss of $184.5 million in the third quarter of 1995 is an improvement of $798.0 million over the comparable period last year, when the pretax loss was $982.5 million. The third quarter of 1994 included a nonrecurring tax benefit of more than $200 million that impacted NAO's results. NAO's net-profit margin was a negative 0.4% in the third quarter of 1995, compared with a negative 1.8% in the prior-year period.

  Delphi Automotive Systems continues to show profitable performance as a strategic business sector as it globalizes its operations and grows its business outside GM's North American Operations. Delphi's sales outside the NAO vehicle groups accounted for 31.5% of its sales in the third quarter of 1995. Delphi is growing its business, not only through existing operations but through acquisitions and joint ventures around the world.

During the third quarter of 1995, Delphi announced six new business ventures in areas such as China, Malaysia, South Africa and Germany, bringing the total number of announced new ventures to 14 for the year. Successful establishment of these new operations will help position Delphi to meet its goal of 50 percent sales outside the NAO vehicle groups by 2002 as it strengthens its customer base worldwide.

  GM dealer vehicle deliveries in the United States in the third quarter of 1995 totaled 1,235,000 units, resulting in a 32.2% share of the U.S. vehicle market, up from the 31.5% market share in the third quarter of 1994. GM passenger car deliveries totaled 775,000 units and truck deliveries totaled 460,000 units, up 3.6% and 2.0%, respectively, from the 1994 third quarter. Passenger car market share increased from 33.4% in the 1994 third quarter to 34.6% in the 1995 quarter, while the truck share stayed even at 28.8%.

  Nine-month 1995 NAO earnings were $1,845.4 million, an improvement of $1,765.9 million over the 1994 nine-month income of $79.5 million, including the unfavorable effect of the $704.6 million accounting change in the 1994 first quarter, partially offset by the $200 million nonrecurring tax benefit in 1994. Excluding the accounting change in 1994, NAO earnings improved $1,061.3 million period to period. NAO's net profit margin improved from 0.1% (1.1% excluding the accounting change) in the 1994 nine-month period to 2.4% in the 1995 nine months. GM dealer U.S. vehicle deliveries in the 1995 period were 3.5% below comparable 1994 deliveries, including a 5.6% car decline and a 0.3% decrease in truck deliveries. Nine-month market share dropped from 32.7% in 1994 to 32.0% in 1995, with cars down 0.6 percentage points and trucks down
0.5 percentage points.

                         International Automotive Operations

  GM International Operation's net income for the third quarter of 1995 totaled $111.0 million, compared with $231.8 million in the same period of 1994. GM's automotive operations in Europe reported a net loss of $98 million in the third quarter of 1995, compared with a net loss of $14 million in the same period of 1994. For the remainder of GM's International Operations, including Latin American Operations and Asia-Pacific Operations, net income totaled $209 million in the third quarter of 1995, compared with $246 million in the prior-year period. International GM vehicle deliveries in the third quarter of 1995 were 717,000 units, up 6.4% from the 674,000 units delivered in the 1994 quarter, reflecting improved deliveries in Latin America and in the Asia/Pacific region. IO's pretax loss of $117.1 million in the third quarter of 1995 represents a decline of $360.4 million compared with the same period last year, when pretax income was $243.3 million. The lower pretax earnings were largely due to results of the European automotive operations, which were affected by the start-up costs for the new Vectra. Exchange-rate movements and a weaker sales mix were also factors in Europe and the remainder of GM's International Operations. In addition, increased labor- and material-cost pressures had an adverse impact in Latin America. Tax benefits at IO

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

came from the mix of foreign earnings. Losses were incurred in Europe where generally high effective tax rates were in effect, while income was earned at other international operations, which had generally lower effective tax rates. These items equate to approximately $110 million of benefit above a normalized U.S. rate of 37 percent. The results for the quarter include short-term unfavorable items and are not representative of IO's future earnings. The net-profit margin for International Operations was 1.6% in the third quarter of 1995, compared with 3.4% in the prior-year period

  Nine month 1995 IO income was $1,146.4 million compared to $1,120.9 million in the nine months of 1994. GM's European automotive operations reported nine-month 1995 net income of $548 million compared to $515 million in the 1994 period. For the remainder of GM's IO, including Latin American Operations and Asia-Pacific Operations, net income totaled $598 million, compared to $606 million in the 1994 nine months. Net-profit margins decreased from 5.5% in the 1994 period to 4.8% in the 1995 nine-month period.

                        General Motors Acceptance Corporation

  GMAC serves the financing and insurance needs of GM customers. The Corporation hereby encourages reference to the GMAC Third Quarter 1995 Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

  GMAC reported third-quarter-1995 net income of $253.7 million, compared with $244.6 million in the third quarter of 1994. The third-quarter-1995 increase primarily resulted from a 5% increase in net income from financing operations which resulted from more favorable funding margins and increased average earning asset levels, principally wholesale receivables and operating leases. For the nine months of 1995, GMAC's consolidated net income totaled $767.8 million, compared to nine-month 1994 net income of $678.2 million, including the $7.4 million unfavorable effect of the first quarter 1994 SFAS No. 112 accounting change. The 15% increase in the nine month net income from financing operations resulted from more favorable funding margins and increased average earning asset levels, principally wholesale receivables and operating leases.

  GMAC financed 26% of new General Motors vehicles delivered in the U.S. during the third quarter of 1995, a three percentage point increase compared to the second quarter of 1995 and the third quarter of 1994. Penetration for the nine months of 1995 decreased to 24% of new GM deliveries, one percentage point lower than the comparable 1994 period. The recent increase in penetration of retail delivery financing is primarily related to improved competitive conditions for GMAC.

  GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 770,000 and 2,752,000 new GM vehicles in the third quarter and nine months of 1995, compared with 782,000 and 2,747,000 new GM vehicles during the same periods in 1994. GMAC's U.S. wholesale financing represented 71.6% of all GM sales to dealers during the nine months of 1995, a decrease from 74.8% for the comparable period a year ago.

  Consolidated net pre-tax margin after interest and discount and depreciation expense for the third quarter and nine months of 1995 increased by $152.6 million and $293.2 million over the comparable 1994 periods. The period-to-period improvements primarily reflect increased revenue from higher earning asset levels and more favorable funding margins. Interest and discount expense increased $181.3 million and $621.1 million for the third quarter and nine months of 1995 over the comparable periods in 1994 due to increased funding levels and higher interest rates.

  The Company's worldwide cost of funds for the third quarter of 1995 averaged 6.99%, an increase of 36 basis points from a year ago. The worldwide cost of funds averaged 7.13% for the nine months of 1995, an increase of 57 basis

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

points from the comparable 1994 period. The higher funding costs are primarily attributable to a significant increase in the general level of short-term interest rates in the United States where the bank prime lending rate climbed from an average 7.50% in the third quarter of 1994 to an average 8.77% in the third quarter of 1995. Total borrowing costs for United States operations averaged 6.90% for the third quarter and 6.98% for the nine months of 1995, compared with 6.41% and 6.32%, respectively, for the same 1994 periods.

  Expenses increased $159.9 million and $370.7 million for the third quarter and nine month periods ended September 30, 1995, respectively, due principally to an increase in the provision for financing losses.

  Earning assets were $87.5 billion at September 30, 1995 compared to $82.1 billion and $77.4 billion at December 31, 1994 and September 30, 1994, respectively. The higher asset levels are primarily attributable to increased operating lease assets and retail finance receivables.

  During the third quarter of 1995, GMAC completed its second sale of wholesale receivables in the amount of $1.9 billion. Outstanding amounts related to these receivable sales comprise GMAC's wholesale finance servicing portfolio which totaled $4.3 billion at September 30, 1995 compared to $2.6 billion at December 31, 1994 and $1.9 billion at September 30, 1994.

  As of September 30, 1995, GMAC's total borrowings were $69.4 billion compared with $66.7 billion at December 31, 1994 and $61.6 billion at September 30, 1994. The Company's ratio of borrowings to equity capital was 8.4:1 at September 30, 1995, as compared to 8.4:1 at December 31, 1994 and 7.8:1 at September 30, 1994.

Summary Financial Data - GMAC                              Nine Months Ended
Condensed GMAC Consolidated                Third Quarter      September 30,
                                         ----------------  -----------------
Statement of Income                         1995     1994      1995     1994
                                         ----------------  -----------------
                                                  (Dollars in Millions)
Financing Revenue
  Retail and lease financing              $857.6   $660.7  $2,380.3 $2,167.2
  Leasing                                1,618.9  1,300.4   4,591.2  3,486.0
  Wholesale and term loans                 483.1    390.4   1,623.1  1,166.0
                                         -------  -------   -------  -------
Total financing revenue                  2,959.6  2,351.5   8,594.6  6,819.2
Interest and discount                    1,222.9  1,041.6   3,718.0  3,096.9
Depreciation on operating leases         1,135.6    861.4   3,176.6  2,315.5
                                         -------  -------   -------  -------
Net financing revenue                      601.1    448.5   1,700.0  1,406.8
Insurance premiums earned                  269.9    282.6     814.7    848.2
Other income                               490.3    426.2   1,551.7  1,215.7
                                         -------  -------   -------  -------
Net Financing Revenue and Other          1,361.3  1,157.3   4,066.4  3,470.7
Expenses                                   950.4    790.5   2,770.1  2,399.4
                                         -------  -------   -------  -------
Income before income taxes                 410.9    366.8   1,296.3  1,071.3
Income taxes                               157.2    122.2     528.5    385.7
                                         -------  -------   -------  -------
Income before cumulative effect of
  accounting change                        253.7    244.6     767.8    685.6
Cumulative effect of accounting change         -        -        -      (7.4)*
                                         -------  -------   -------  -------
    Net Income                            $253.7   $244.6    $767.8   $678.2
                                         =======  =======   =======  =======

*Effective January 1, 1994, GMAC adopted SFAS No. 112.

Financing Operations                     $222.2   $211.6     $666.8   $582.2
Insurance Operations                       31.5     33.0      101.0     96.0
                                         -------  -------   -------  -------
Consolidated Net Income                   $253.7   $244.6    $767.8   $678.2
                                         =======  =======   =======  =======

Consolidated Return on Average Equity      12.2%    12.3%      12.5%    11.4%
                                         =======  =======   =======  =======

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed GMAC Consolidated            Sept. 30,       Dec. 31,    Sept. 30,
Balance Sheet                              1995           1994         1994
                                       -------------------------------------
                                              (Dollars in Millions)
Cash and cash equivalents                $758.7        $1,339.5     $1,774.4
Investments in securities               4,282.2         3,891.7      3,937.1
Finance receivables - net              55,324.3        54,625.1     51,567.5
Net investment in operating leases     21,502.7        17,809.2     16,481.8
Notes receivable from General Motors
  Corporation                           1,600.0         1,080.5      1,296.4
Other assets                            6,891.2         6,791.4      6,151.5
                                        --------       --------     --------
    Total Assets                      $90,359.1       $85,537.4    $81,208.7
                                        ========       ========     ========
Short-term debt                       $37,563.3       $35,114.8    $30,451.5
Accounts payable and other
  liabilities (including
  GM and affiliates - $2,787.3,
  $1,867.3 and $2,712.9)               12,636.2        10,989.3     11,739.5
Long-term debt                         31,856.0        31,539.6     31,173.4
Stockholder's equity                    8,303.6         7,893.7      7,844.3
                                        --------       --------     --------
    Total Liabilities and
      Stockholder's Equity            $90,359.1       $85,537.4    $81,208.7
                                        ========       ========     ========

Certain amounts for September 1994 have been reclassified to conform with 1995 classifications.
                                                         Nine Months Ended
Condensed GMAC Consolidated                                September 30,
                                                        --------------------
Statement of Cash Flows                                     1995        1994
                                                        --------------------
                                                        (Dollars in Millions)
Net Cash Provided by Operating Activities               $4,902.2    $4,389.4
                                                        --------    --------
Cash Flows from Investing Activities
Finance receivables-acquisitions                      (121,008.7) (114,308.9)
                   -liquidations                       101,821.6   103,828.6
Notes receivable from General Motors Corporation          (519.5)       59.1
Operating leases-acquisitions                          (10,535.5)   (9,742.2)
                -liquidations                            3,943.9     2,544.4
Investments in securities-acquisitions                  (9,828.6)   (9,802.4)
                         -liquidations                   9,529.3     9,563.6
Net increase in short-term investments                        -         6.2
Proceeds from sales of receivables                 - wholesale      13,396.4
8,786.3
                                   - retail              5,264.3     4,747.0
Due and deferred from receivable sales                      60.2       282.7
Other                                                      818.9      (112.9)
                                                        --------    --------
Net Cash Used in Investing Activities                   (7,057.7)   (4,148.5)
                                                        --------    --------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -proceeds                                             35,755.2    37,041.4
  -liquidations                                        (36,366.6)  (37,053.0)
Debt with original maturities less than 90 days
  -net change                                            2,808.4    (1,764.5)
Cash dividends paid to GM                                 (625.0)     (750.0)
Proceeds from issuance of stock                               -         35.0
                                                        --------    --------
Net Cash Provided by (Used in) Financing Activities      1,572.0    (2,491.1)
                                                        --------    --------
Effect of exchange rate changes on cash
  and cash equivalents                                       2.7        (3.5)
                                                        --------    --------
Net decrease in cash and cash equivalents                 (580.8)   (2,253.7)
Cash and cash equivalents at beginning of the period     1,339.5     4,028.1
                                                        --------    --------
Cash and cash equivalents at end of the period            $758.7    $1,774.4
                                                        ========    ========
Certain amounts for 1994 have been reclassified to conform with 1995 classifications.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                         Electronic Data Systems Corporation

  Electronic Data Systems Corporation (EDS) reported earnings totaling $245.7 million for the 1995-third-quarter period, or $0.51 per share of GM Class E common stock. That compares with $216.4 million earned in the third quarter of 1994, or $0.45 per share. EDS results in the third quarter of 1995 reflect increased business activity in virtually every part of the world, which increased its total revenues 21 percent year-over-year. Business from sources outside of GM increased 27 percent in the third quarter of 1995. Non-GM business accounted for 69 percent of EDS' total revenues during the period. Nine month EDS earnings of $669.4 million resulted in earnings per Class E share of $1.40, compared with $585.4 million, or $1.22 per share a year earlier.

     Earnings per share attributable to GM Class E common stock are based on the Available Separate Consolidated Net Income of EDS as described in Note 4 to the Financial Statements. Reference should be made to EDS' Management's Discussion and Analysis in Exhibit 99(a) which is incorporated herein by reference.

     EDS financial statements do not include the amortization of the $2,179.5 million initial cost to GM of EDS customer contracts, computer software programs, and other intangible assets, including goodwill, arising from the acquisition of EDS by GM in 1984. This cost, plus the $343.2 million cost of contingent notes purchased in 1986, less certain income tax benefits, was assigned principally to intangible assets, including goodwill, and is being amortized by GM over the estimated useful lives of the assets acquired. The costs assigned to customer contracts and computer software programs were fully amortized prior to 1992. Such amortization is charged against Other Sector Income and amounted to $38.8 million and $14.4 million, respectively, in the 1995 and 1994 nine-month periods.

Condensed EDS Consolidated Statement                        Nine Months Ended
of Income and Available Separate             Third Quarter    September 30,
                                           ---------------- -----------------
Consolidated Net Income                       1995     1994     1995     1994
                                           ---------------- -----------------
                                                  (Dollars in Millions
                                                Except Per Share Amounts)
Revenues
Systems and other contracts
  GM and affiliates                         $965.9   $879.5 $2,846.4 $2,577.4
  Outside customers                        2,107.8  1,643.3  5,953.7  4,472.1
Interest and other income                     35.4     42.1     56.1     88.7
                                           -------  -------  -------  -------
Total Revenues                             3,109.1  2,564.9  8,856.2  7,138.2
Costs and Expenses                         2,725.1  2,226.8  7,810.2  6,223.6
Income Taxes                                 138.3    121.7    376.6    329.2
                                           -------  -------  -------  -------
Separate Consolidated Net Income            $245.7   $216.4   $669.4   $585.4
                                           =======  =======  =======  =======
Available Separate Consolidated Net Income*
Average number of shares of Class
  E common stock outstanding
  (in millions) (Numerator)                  438.8    261.2    393.0    259.7
Class E dividend base (in millions)
  (Denominator)                              483.7    481.7    483.3    481.6
Available Separate Consolidated
  Net Income                                $222.9   $117.3   $551.1   $315.9
                                             =====    =====    =====    =====
Earnings Attributable to Class E
  Common Stock on a Per Share Basis          $0.51    $0.45    $1.40    $1.22
                                              ====     ====     ====     ====
Cash dividends per share of Class E
  common stock                               $0.13    $0.12    $0.39    $0.36
                                              ====     ====     ====     ====

* Available Separate Consolidated Net Income is determined quarterly.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

                           Hughes Electronics Corporation

  Hughes Electronics Corporation (Hughes) reported record third-quarter earnings of $256.1 million during the third quarter of 1995, or $0.64 per share of GM Class H common stock. That compares with 1994-third-quarter earnings of $244.2 million, or $0.61 per share. The earnings improvement at Hughes is primarily attributed to increased revenues in each of the Hughes business segments, ongoing cost-reduction efforts, and a decrease in the effective tax rate, partially offset by a decrease in other income. Revenues for the 1995 period were $3,441.3 million, a 2.6% increase from the $3,354.5 million reported in the third quarter of 1994. For the nine months of 1995, Hughes earnings were $813.4 million, or $2.03 per share of GM Class H common stock, on revenues of $10,743.7 million. In the nine months of 1994, earnings were $793.6 million, including the $30.4 million unfavorable effect of SFAS No. 112, or $1.98 per share of GM Class H common stock, on revenues of $10,477.7 million.

    Earnings per share attributable to GM Class H common stock are based on the Available Separate Consolidated Net Income of Hughes as described in
Note 4 to the Financial Statements. Reference should be made to Hughes' Management's Discussion and Analysis in Exhibit 99(b) which is incorporated herein by reference.

Condensed Hughes Statement of
Consolidated Operations and                              Nine Months Ended
Available Separate Consolidated        Third Quarter       September 30,
                                    ------------------  ------------------
Net Income                              1995      1994      1995      1994
                                    ------------------  ------------------
                                               (Dollars in Millions
                                             Except Per Share Amounts)
Revenues
Net sales
  Outside customers                 $2,341.6  $2,264.1  $6,850.3  $6,760.5
  GM and affiliates                  1,126.7   1,056.7   3,893.3   3,638.9
Other income(loss)-net                 (27.0)     33.7       0.1      78.3
                                     -------   -------   -------   -------
Total Revenues                       3,441.3   3,354.5  10,743.7  10,477.7
Costs and Expenses                   3,130.7   2,993.1   9,593.5   9,238.4
Income Taxes                           121.6     148.2     465.8     508.2
                                     -------   -------   -------   -------
Income before cumulative
  effect of accounting change          189.0     213.2     684.4     731.1
Cumulative effect of accounting
  change                                   -         -        -      (30.4)(1)
                                     -------   -------   -------   -------
Net Income                             189.0     213.2     684.4     700.7
Adjustments to exclude the effect
  of GM purchase accounting
  adjustments related to Hughes
  Aircraft Company (2)                  67.1      31.0     129.0      92.9
                                     -------   -------   -------   -------
Earnings Used for Computation of Available
  Separate Consolidated Net Income    $256.1    $244.2    $813.4    $793.6
                                     =======   =======   =======   =======
Available Separate Consolidated Net Income (3)
Average number of shares of Class H
  common stock outstanding
  (in millions) (Numerator)             95.9      92.7      95.2      91.7
Class H dividend base (in millions)
  (Denominator)                        399.9     399.9     399.9     399.9
Available Separate Consolidated
  Net Income                           $61.4     $56.6    $193.5    $181.9
                                        ====      ====     =====     =====

See notes on next page.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Condensed Hughes Statement of
Consolidated Operations and                              Nine Months Ended
Available Separate Consolidated        Third Quarter       September 30,
                                    ------------------  ------------------
Net Income - Concluded                  1995      1994      1995      1994
                                    ------------------  ------------------
                                               (Dollars in Millions
                                             Except Per Share Amounts)
Earnings Attributable to Class H
  Common Stock on a Per Share Basis
    Before cumulative effect of
      accounting change                $0.64     $0.61     $2.03     $2.06
    Cumulative effect of acctg. change     -         -        -      (0.08)(1)
                                        ----      ----      ----      ----
    Net earnings attributable
      to Class H common stock on a
      per share basis                  $0.64     $0.61     $2.03     $1.98
                                        ====      ====      ====      ====
Cash dividends per share of Class H
  common stock                         $0.23     $0.20     $0.69     $0.60
                                        ====      ====      ====      ====

(1) Effective January 1, 1994, Hughes adopted SFAS No. 112 ($30.4 million or $0.08 per share).
(2) Amortization and write-off of intangible assets arising from GM's acquisition of Hughes Aircraft Company.
(3)  Available Separate Consolidated Net Income is determined quarterly.

Liquidity and Capital Resources

    With GMAC on an equity basis, cash and marketable securities totaled $8,848.7 million at the end of the 1995 third quarter, compared with $9,345.2 million at June 30, 1995, $10,976.4 million at December 31, 1994 and $9,321.9 million at September 30, 1994. The decline in liquidity at the end of the third quarter of 1995, compared with the end of June this year, is more than accounted for by the $800 million cash contribution to the U.S. pension plans during the third quarter, and cash expenditures at EDS, including its acquisition of A.T. Kearney.

    Cash and cash equivalents, including GMAC, at September 30, 1995 amounted to $8,998.3 million, compared with $10,939.0 million at December 31, 1994 and $9,806.1 million at September 30, 1994. The decrease in 1995 was due to an excess of net cash used in investing activities over the net cash provided by operating and financing activities. The decrease in 1994 was due to an excess of net cash used in investing and financing activities over the net cash provided by operating activities. Net cash provided by operating activities was $9,144.9 million in the nine months of 1995, compared to $6,776.8 million in the 1994 period, reflecting the net effects of higher net income, an increase in depreciation of equipment on operating leases, increases in other investments, miscellaneous assets, and deferred credits, decreases in deferred income taxes and income taxes payable, and a decrease in proceeds on sale of mortgage loans.

    Net cash used in investing activities in the 1995 nine-month period amounted to $12,456.8 million, consisting primarily of capital expenditures and the increase in equipment on operating leases. Net cash used in investing activities in the 1994 period amounted to $9,113.8 million, consisting primarily of capital expenditures and the net increase in equipment on operating leases. Total capital expenditures were $6,915.8 million in the nine months of 1995 compared with $4,661.6 million in the 1994 period. Net cash provided by financing activities in the 1995 period of $1,227.7 million

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

primarily reflected a net increase in short-term loans payable of $1,138.6 million and the net increase in long-term debt of $2,400.8 million, offset in part by the $1,286.7 million repurchases of preference stock and $972.3 million in cash dividends paid to stockholders. Net cash used in financing activities of $1,649.0 million in the 1994 nine-month period primarily reflected the net decrease in short-term loans payable of $1,761.7 million and cash dividends paid to stockholders of $839.1 million, offset in part by $1,113.7 million in proceeds from issuing common stocks, primarily for employee benefit plans.

    During the first nine months of 1995, notes and loans payable increased $4,154.9 million to $77,885.1 million at September 30, 1995 from a balance of $73,730.2 million at December 31, 1994 reflecting primarily a net increase in long-term debt. GM's fully consolidated ratio of debt to stockholders' equity (excluding stocks subject to repurchase) was 3.41 to 1 at September 30, 1995 compared to 5.75 to 1 at December 31, 1994 and 7.19 to 1 at September 30, 1994, reflecting higher stockholders' equity due to the Class E common stock contribution to the U.S. hourly pension plan and improved profitability.

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

    On October 26, 1995, S&P raised the long-term debt ratings of GM, GMAC, and Hughes from BBB+ to A-, seventh highest within the 10 investment grade ratings available from S&P for long-term debt, based on a strong capability to pay interest and repay principal, although somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. Additionally, S&P raised its rating on GM's preference stock from BBB to BBB+, eighth highest within the 10 S&P investment grade ratings. S&P affirmed its A-2 rating on GMAC's and Hughes' commercial paper. The senior debt (A) and commercial paper (A-1) rating on EDS remain on CreditWatch with positive implications for a possible upgrade.

    A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

    A third quarter cash dividend on $1-2/3 par value common stock of $0.30 per share was paid on September 9, 1995. On November 6, 1995, the Board of Directors declared a cash dividend of $0.30 per share on $1-2/3 par value common stock for the fourth quarter of 1995 payable December 9, 1995. This dividend declaration continues the level established in the second quarter of 1995, and raises 1995 cash dividends to $1.10 per share, compared with $0.80 per share in 1994.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    A third quarter cash dividend on Class E common stock of $0.13 per share was paid on September 9, 1995. On November 6, 1995, the Board of Directors also declared a cash dividend of $0.13 per share on Class E common stock payable December 9, 1995. This continues the level established in the first quarter of 1995 and raises 1995 cash dividends to $0.52 per share compared with $0.48 per share in 1994.

    A third quarter cash dividend on Class H common stock of $0.23 per share was paid on September 9, 1995. On November 6, 1995, the Board of Directors also declared a cash dividend of $0.23 per share on Class H common stock payable December 9, 1995. This continues the level in effect since the first quarter of 1995 and raises 1995 cash dividends to $0.92 per share, compared with $0.80 per share in 1994.

    Book value per share of $1-2/3 par value common stock increased to $23.90 at the end of the 1995 third quarter from $11.18 at the end of 1994. Book value per share of Class E common stock increased to $3.05 from $1.43 at the end of 1994 and book value per share of Class H common stock increased to $11.97 from $5.59 at the end of 1994.

    At year-end 1994, GM's total unfunded pension position decreased to $12.6 billion ($9.4 billion U.S. and $3.2 billion non-U.S.) from $22.3 billion at December 31, 1993. GM contributed $800 million and $3.3 billion to its U.S. pension plans during the third quarter of 1995 and 1994, respectively, for a total of $10.4 billion (cash and stock) and $5.2 billion in pension contributions during the nine months of 1995 and 1994, respectively. In the nine months of 1995, the Corporation contributed approximately 173 million shares of Class E common stock, valued at $6.3 billion, to its U.S. hourly pension plan (see Note 7 to the Financial Statements).

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

    Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of the plans' obligations. The decrease in long-term interest rates which has occurred in the U.S. between December 31, 1994 (the latest measurement date of GM's pension plans) and September 30, 1995 would, if there were no further changes in long-term interest rates during 1995, require the Corporation to calculate its December 31, 1995 pension obligation using a discount rate approximately 100 basis points below that used at the last measurement date. GM's reported unfunded pension position would be adversely affected by such a change in interest rates. The unfunded pension position would also be affected by contributions during the year, the actual return on pension investments and various other factors. A change in the unfunded pension position will also affect the minimum pension liability adjustment to stockholders' equity.

    The change in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. There has been a 125 basis point decrease in long-term interest rates between October 1, 1994 (the most recent valuation date) and September 30, 1995. However, a change to the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1995 and no cash impact.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

    Neither changes in the Corporation's unfunded pension obligations under SFAS No. 87 nor changes in the Corporation's postretirement obligations under SFAS No. 106 would have an impact on the earnings to be reported by the Corporation for 1995. However, in accordance with applicable accounting standards, any change in these obligations would impact the Corporation's 1996 and subsequent years' earnings as non-cash increases/decreases in pension and other postretirement benefit expense.

    In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective January 1, 1996. The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Corporation has not yet determined the effect of this Standard.

  On August 7, 1995, the Corporation announced that it intends to pursue a split-off of its wholly owned subsidiary, EDS, to its GM Class E stockholders in a tax-free exchange of stock.

  To achieve a split-off, GM would exchange EDS capital stock for outstanding GM Class E common stock. GM would not recognize a gain on the transaction. There are currently 438.9 million shares of GM Class E common stock outstanding, and 44.8 million shares currently reserved for issuance upon conversion of Series C Preference Stock. The process of establishing definitive terms for a split-off transaction which will be fair to all holders of GM common stocks will, among other things, consider differences between the values of GM Class E and EDS common stocks in order to establish any adjustment deemed appropriate by the GM Board of Directors.

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

  The FASB's Emerging Issues Task Force (EITF) is considering an issue
(Issue No. 95-1) that may require the Corporation to delay the timing of when it records revenues and profits on a significant portion of the vehicles sold to daily rental car companies. The effect of such a delay would not be material in 1995 if adopted on a prospective basis. If adopted on a one-time cumulative effect basis in the first quarter of 1995, the effect would be material in the period of adoption. In either case, there would be no effect on the Corporation's cash flows.

  The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995 that encourages companies to record expense for stock options and other stock-based employee compensation plans based on their fair value at date of grant. As allowed by the Standard, the Corporation plans to continue to apply its current accounting policy under APB Opinion No. 25 in 1995 and future years. In the 1996 annual financial

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

statements, the Corporation will increase its note disclosure to include the pro-forma impact on net income and earnings per share of the application of the fair value based method of accounting encouraged by the Standard.

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

Statement of                                             Nine Months Ended
Consolidated Operations              Third Quarter         September 30,
                                 --------------------  --------------------
With GMAC on an Equity Basis          1995       1994       1995       1994
                                 --------------------  --------------------
                                            (Dollars in Millions)
Net Sales and Revenues (1)
Manufactured products            $28,881.3  $27,148.2  $99,953.6  $91,022.3
Hughes manufactured products       2,360.5    2,282.6    6,909.3    6,833.3
Computer systems services          2,187.9    1,710.9    6,187.2    4,675.0
                                  --------   --------  ---------  ---------
Total Net Sales and Revenues      33,429.7   31,141.7  113,050.1  102,530.6
                                  --------   --------  ---------  ---------
Costs and Expenses
Cost of sales and other operating
  charges, exclusive of items
  listed below                    28,728.1   26,931.8   93,315.6   85,213.7
Selling, general, and
  administrative expenses          2,729.7    2,549.7    8,148.0    7,453.1
Depreciation of real estate,
  plants, and equipment            1,018.8      965.7    3,120.9    2,849.7
Amortization of special tools        661.9      596.3    2,407.9    2,121.9
Amortization of intangible assets     37.9       45.2      113.2      135.7
                                  --------   --------  ---------   --------
Total Costs and Expenses          33,176.4   31,088.7  107,105.6   97,774.1
                                  --------   --------  ---------   --------
Operating Income                     253.3       53.0    5,944.5    4,756.5
Other income less income
  deductions - net                   270.0      338.4      762.4      965.6
Interest expense                    (210.5)    (365.0)    (664.4)    (910.1)
                                  --------   --------   --------   --------
Income before Income Taxes           312.8       26.4    6,042.5    4,812.0
Income taxes (credit)                  3.7     (220.5)   1,905.2    1,519.7
                                  --------   --------   --------   --------
Income after Income Taxes            309.1      246.9    4,137.3    3,292.3
Earnings of nonconsolidated
  affiliates                         333.3      305.1      929.2      786.9
                                  --------   --------   --------   --------
Income before cumulative
  effect of accounting change        642.4      552.0    5,066.5    4,079.2
Cumulative effect of accounting
  change (2)                             -          -         -     (750.7)
                                  --------   --------   --------   --------
Net Income                          $642.4     $552.0   $5,066.5   $3,328.5
                                  ========   ========   ========   ========
Certain amounts for 1994 were reclassified to conform with 1995 classifications.

(1) Includes sales to nonconsolidated affiliates of $277.6 million and $231.1 million in the third quarter and $834.1 million and $810.5 million in the nine months of 1995 and 1994, respectively, including $80.1 million and $67.6 million in computer systems services revenues for the third quarter and $233.5 million and $202.9 million for the nine months.
(2) Effective January 1, 1994, the Corporation adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Not included is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheet
With GMAC on an Equity Basis
                                          Sept. 30,    Dec. 31,     Sept. 30,
                 ASSETS                        1995        1994          1994
                                          -----------------------------------
                                                   (Dollars in Millions)
Current Assets
Cash and cash equivalents                  $8,239.6    $9,731.4      $8,222.8
Other marketable securities                   609.1     1,245.0       1,099.1
                                          ---------   ---------     ---------
Total cash and marketable securities        8,848.7    10,976.4       9,321.9
Accounts and notes receivable
  Trade                                     9,887.8     7,873.1       7,584.8
  Nonconsolidated affiliates                1,794.5     2,080.4       2,902.5
Inventories                                11,968.5    10,127.8      10,345.4
Contracts in process                        2,670.5     2,265.4       2,725.2
Prepaid expenses and deferred
  income taxes                              6,667.0     6,455.6       8,613.2
                                          ---------   ---------     ---------
Total Current Assets                       41,837.0    39,778.7      41,493.0
Equity in Net Assets of
  Nonconsolidated Affiliates                9,874.2     9,204.3       8,859.2
Deferred Income Taxes                      14,117.1    16,318.6      15,283.6
Other Investments and Miscellaneous
  Assets                                   14,619.4    14,835.5      14,276.5
Property - Net                             36,428.2    34,661.4      34,036.7
Intangible Assets                          11,756.6    11,536.4      12,713.9
                                          ---------   ---------     ---------
Total Assets                             $128,632.5  $126,334.9    $126,662.9
                                          =========   =========     =========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                          $10,413.2   $10,905.0      $8,775.4
Loans payable                               1,705.3       993.7         992.0
Income taxes payable                              -       144.7         996.9
Accrued liabilities and deferred
  income taxes (including current
  portion of postretirement benefits
  other than pensions)                     25,857.9    26,584.4      28,277.1
Stocks subject to repurchase                      -      450.0          450.0
                                          ---------   ---------     ---------
Total Current Liabilities                  37,976.4    39,077.8      39,491.4
Long-Term Debt                              6,760.3     6,082.3       6,565.4
Payable to GMAC                                   -     1,212.5       1,487.6
Capitalized Leases                            137.1       136.4         154.2
Postretirement Benefits Other Than
  Pensions                                 38,660.5    37,348.0      36,863.4
Pensions                                    3,748.6    11,223.1      15,055.8
Other Liabilities and Deferred
  Income Taxes                             16,991.8    16,752.2      16,178.7
Deferred Credits                            1,499.4     1,678.8       1,246.5
Stockholders' Equity                       22,858.4    12,823.8       9,619.9
                                          ---------   ---------     ---------
Total Liabilities and
  Stockholders' Equity                   $128,632.5  $126,334.9    $126,662.9
                                          =========   =========     =========

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES


Condensed Statement of Consolidated Cash Flows             Nine Months Ended
With GMAC on an Equity Basis                                 September 30,
                                                          -------------------
                                                              1995       1994
                                                          -------------------
                                                         (Dollars in Millions)

Net Cash Provided by Operating Activities                 $6,258.5   $2,990.5
                                                          --------    -------
Cash Flows from Investing Activities
  Expenditures for real estate, plants,
    and equipment                                         (4,255.1)  (3,015.0)
  Expenditures for special tools                          (2,595.4)  (1,564.1)
  Change in other investing assets
    Investments in other marketable
      securities - acquisitions                           (4,021.9)  (1,585.0)
    Investments in other marketable
      securities - liquidations                            4,657.8    1,208.4
  Other                                                   (1,045.9)     130.1
                                                          --------    -------
      Net Cash Used in Investing Activities               (7,260.5)  (4,825.6)
                                                          --------    -------
Cash Flows from Financing Activities
  Increase in long-term debt                               1,708.1      791.7
  Decrease in long-term debt                              (1,029.9)    (444.7)
  Net increase in payable to GMAC                            311.5      132.1
  Repurchases of preference stocks                        (1,286.7)         -
  Repurchases of common stocks                              (394.0)         -
  Proceeds from issuing common stocks                        341.3    1,113.7
  Cash dividends paid to stockholders                       (972.3)    (839.1)
  Other                                                      691.4     (463.4)
                                                          --------    -------
    Net Cash Provided by (Used in)
      Financing Activities                                  (630.6)     290.3
                                                          --------    -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                       140.8        5.1
                                                          --------    -------
Net decrease in cash and
  cash equivalents                                        (1,491.8)  (1,539.7)

Cash and cash equivalents at beginning of
  the period                                               9,731.4    9,762.5
                                                          --------    -------
Cash and cash equivalents at end of the period            $8,239.6   $8,222.8
                                                          ========    =======




                                   * * * * * * * *

GENERAL MOTORS CORPORATION                                         PART II
AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS

  Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1995 are summarized below.

  It was previously reported that GM had filed a petition for writ of certiorari seeking review by the U.S. Supreme Court of the U.S. Court of Appeals for the Third Circuit decision which had reversed approval by the Pennsylvania Federal Court of a nationwide C/K pickup truck class action settlement. On October 2, 1995, the U.S. Supreme Court denied certiorari. As a result, the action has been returned to the Federal District Court in Pennsylvania for further proceedings.

                                        * * *

Other Pending Legal Proceedings Reported in Previous 1995 Current Report and Quarterly Reports

  Reference is made to the Registrant's Current Report dated March 24, 1995 (Item 5(a)) and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1995.

                                        * * *

  (b) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 1995, or subsequent thereto, but before the filing of this report are summarized below.

  With respect to the previously reported matter in which the Region II office of the U.S. Environmental Protection Agency (EPA) had issued a Civil Administrative Complaint alleging that a plant operated by the GM Powertrain Division in Massena, New York had improperly disposed of polychlorinated biphenyl contaminated sludge, the EPA, on November 3, 1995, dismissed the complaint with prejudice.


                                        * * *

GENERAL MOTORS CORPORATION
AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.
--------------    ------------------------------------------------   --------

   11             Computation of Earnings Per Share
                    Attributable to Common Stocks for the
                    Quarters and Nine Months Ended September 30,
                    1995 and 1994.                                     31

   12             Computation of Ratios of Earnings to Fixed
                    Charges for the Nine Months Ended September 30,
                    1995 and 1994.                                     35

   21             Subsidiaries of the Registrant                       36

   99(a)          Electronic Data Systems Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      37

     (b)          Hughes Electronics Corporation and
                    Subsidiaries Consolidated Financial
                    Statements and Management's Discussion
                    and Analysis.                                      45

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

     No report on Form 8-K was filed during the quarter ended September 30, 1995.


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

                                          GENERAL MOTORS CORPORATION
                                       -------------------------------
                                                   (Registrant)


                                       By
                                       s/Leon J. Krain
                                       -------------------------------
Date November 13, 1995                 (Leon J. Krain, Vice President
----------------------                       and Group Executive)




                                       By
                                       s/Wallace W. Creek
                                       -------------------------------
Date November 13, 1995                 (Wallace W. Creek, Comptroller)
----------------------