Form 10-K
period 1995-12-31
GENERAL MOTORS CORP
filed 1996-04-01
CIK 40730

                           GENERAL MOTORS CORPORATION





                                   FORM 10-K

                                 ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1995



                          FILED PURSUANT TO SECTION 13

                                     OF THE

                        SECURITIES EXCHANGE ACT OF 1934










     THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT FILED BY GENERAL MOTORS CORPORATION WITH THE SECURITIES AND EXCHANGE COMMISSION AND THE STOCK EXCHANGES ON WHICH ITS SECURITIES ARE REGISTERED. IT HAS NOT BEEN APPROVED OR DISAPPROVED BY THE COMMISSION NOR HAS THE COMMISSION PASSED UPON ITS ACCURACY OR ADEQUACY. IT IS BEING FURNISHED BY THE CORPORATION UPON REQUEST FOR INFORMATIONAL PURPOSES ONLY.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                         NAME OF EACH EXCHANGE
                               TITLE OF EACH CLASS                                        ON WHICH REGISTERED
- ----------------------------------------------------------------------------------   -----------------------------
*COMMON, $1 2/3 PAR VALUE (755,968,150 SHARES OUTSTANDING AS OF FEBRUARY 29,
  1996)...........................................................................   NEW YORK STOCK EXCHANGE, INC.
CLASS E COMMON, $0.10 PAR VALUE (483,678,077 SHARES OUTSTANDING AS OF FEBRUARY 29,
  1996)...........................................................................   NEW YORK STOCK EXCHANGE, INC.
CLASS H COMMON, $0.10 PAR VALUE (97,745,792 SHARES OUTSTANDING AS OF FEBRUARY 29,
  1996)...........................................................................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES B 9 1/8% DEPOSITARY SHARES, STATED VALUE $25
  PER SHARE, DIVIDENDS CUMULATIVE (20,020,586 DEPOSITARY SHARES OUTSTANDING AS OF
  FEBRUARY 29, 1996)..............................................................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES C DEPOSITARY SHARES, CONVERTIBLE INTO CLASS E
  COMMON STOCK, LIQUIDATION PREFERENCE $50 PER SHARE, DIVIDENDS CUMULATIVE (33,645
  DEPOSITARY SHARES OUTSTANDING AS OF FEBRUARY 29, 1996)..........................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES D 7.92% DEPOSITARY SHARES, STATED VALUE $25
  PER SHARE, DIVIDENDS CUMULATIVE (6,069,909 DEPOSITARY SHARES OUTSTANDING AS OF
  FEBRUARY 29, 1996)..............................................................   NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES G 9.12% DEPOSITARY SHARES, STATED VALUE $25
  PER SHARE, DIVIDENDS CUMULATIVE (10,079,899 DEPOSITARY SHARES OUTSTANDING AS OF
  FEBRUARY 29, 1996)..............................................................   NEW YORK STOCK EXCHANGE, INC.
$500,000,000 8 1/8% DEBENTURES DUE APRIL 15, 2016.................................   NEW YORK STOCK EXCHANGE, INC.

*ALSO LISTED ON THE CHICAGO STOCK EXCHANGE, INC., PACIFIC STOCK EXCHANGE, INC., AND PHILADELPHIA STOCK EXCHANGE, INC.

NOTE: THE $1 2/3 PAR VALUE COMMON STOCK OF THE REGISTRANT IS ALSO LISTED FOR TRADING ON:

           MONTREAL STOCK EXCHANGE.................................   MONTREAL, QUEBEC, CANADA
           TORONTO STOCK EXCHANGE..................................   TORONTO, ONTARIO, CANADA
           BORSE FRANKFURT AM MAIN.................................   FRANKFORT ON THE MAIN, GERMANY
           BORSE DUSSELDORF........................................   DUSSELDORF, GERMANY
           BOURSE DE BRUXELLES.....................................   BRUSSELS, BELGIUM
           COURTIERS EN VALEURS MOBILIERES.........................   PARIS, FRANCE
           THE LONDON STOCK EXCHANGE...............................   LONDON, ENGLAND

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

     THE AGGREGATE MARKET VALUE (BASED UPON THE AVERAGE OF THE HIGHEST AND LOWEST SALES PRICES ON THE COMPOSITE TAPE ON FEBRUARY 29, 1996) OF GENERAL MOTORS CORPORATION $1 2/3 PAR VALUE, CLASS E, AND CLASS H COMMON STOCKS HELD BY NONAFFILIATES ON FEBRUARY 29, 1996 WAS APPROXIMATELY $38,807.7 MILLION, $27,556.3 MILLION, AND $5,610.4 MILLION, RESPECTIVELY.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                    PART AND ITEM NUMBER OF FORM
                                                                                                10-K
                                    DOCUMENT                                          INTO WHICH INCORPORATED
- --------------------------------------------------------------------------------   ------------------------------
GENERAL MOTORS NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT FOR
  THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 24, 1996....................   PART III, ITEMS 10 THROUGH 13

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

ITEM 1. BUSINESS

GENERAL

     The following information is incorporated herein by reference to the indicated pages in Part II:

                                      ITEM                                     PAGE
        ----------------------------------------------------------------   ------------
        Wholesale Sales.................................................   II-51 and 53
        Employment and Payrolls.........................................      II-74
        Note 21 of Notes to Consolidated Financial Statements (Segment
          Reporting)....................................................      II-38

     While the major portion of General Motors' operations is derived from the automotive products industry segment, GM also has financing and insurance and information technology segments and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks, and related parts and accessories. The financing and insurance segment assists in the merchandising of General Motors' products as well as other products. General Motors Acceptance Corporation (GMAC) offers financial services and certain types of insurance to dealers and customers. In addition, GMAC is engaged in mortgage banking and investment services. The information technology segment relates to the design, installation, and operation of business information systems. The other products segment consists of military vehicles, radar and weapon control systems, guided missile systems, and defense and commercial satellites; the design, installation, and operation of telecommunication systems; as well as the design, development, and manufacture of locomotives.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 1995, there were approximately 8,800 General Motors vehicle dealers in the United States, 1,000 in Canada and Mexico, and approximately 5,500 outlets overseas.

BACKLOG OF ORDERS

     Shipments of General Motors' automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes Electronics Corporation had a $14.9 billion and $13.2 billion backlog of defense and commercial contracts at the end of 1995 and 1994, respectively.

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

(Mercedes), Bayerische Motoren Werke AG (BMW), and Volvo AB. All but Volkswagen and Mercedes currently operate vehicle manufacturing facilities in the United States or Canada. Mercedes has an assembly plant under construction in the United States. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of General Motors passenger cars and trucks during the three years ended December 31, 1995 are summarized in Management's Discussion and Analysis in Part II.

     Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and General Motors' competitive position during the three years ended December 31, 1995 were as follows:

                                                                1995(1)     1994      1993
                                                                -------    ------    ------
                                                                   (UNITS IN THOUSANDS)
        Total industry registrations
          In the United States...............................   15,178     15,257    13,941
          In other North America(2)..........................    1,356      1,838     1,778
          In other countries.................................   32,169     31,428    30,806
                                                                ------     ------    ------
        Total industry registrations -- all countries........   48,703     48,523    46,525
                                                                ======     ======    ======

                                                                1995(1)     1994      1993
                                                                -------    ------    ------
                                                                (PERCENT OF TOTAL INDUSTRY)
        General Motors' registrations
          In the United States...............................       32 %       33%       33%
          In other North America(2)..........................       32         28        27
          In other countries.................................        9          9         9
        Total General Motors' registrations -- all
          countries..........................................       17         17        18

- -------------------------
(1) Preliminary

(2) Includes Canada and Mexico.

     The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to General Motors' registrations includes units which are manufactured overseas by other companies and which are imported and sold by General Motors and affiliates.

RESEARCH AND DEVELOPMENT

     In 1995, General Motors spent $8,387.9 million for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using General Motors products. In addition, $1,394.2 million was spent for customer-sponsored activities, the majority of which were government related. Comparable data for 1994 were $7,035.8 million for company-sponsored activities and $1,495.7 million for customer-sponsored activities and for 1993, $6,029.9 million and $1,340.3 million, respectively.

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

     In addition to the Tier 1 standards is the CARB Low Emission Vehicle (LEV) Program that began with the 1994 model year and defines requirements through model year 2003 and beyond. This program sets even more stringent exhaust emission standards for cars and trucks sold in California. General Motors will have to meet the LEV Program requirements by marketing a mix of vehicles complying with the Tier 1 standards, Transitional Low Emission Vehicles (TLEVs), Low Emission Vehicles (LEVs), Ultra-Low Emission Vehicles (ULEVs), or Zero Emission Vehicles (ZEVs). From model years 1998 to 2000, 2% of cars and small light-duty trucks (up to 3,750 lb Loaded Vehicle Weight) sold in California must be ZEVs. This requirement increases to 5% in 2001 and 10% in 2003 and thereafter. There is a proposal pending to repeal the 1998 through 2002 model year ZEV mandates.

     The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the Federal requirements and two states (New York and Massachusetts) have done so. In addition, the Ozone Transport Commission, representing twelve Northeast states and the District of Columbia, asked the EPA to impose the California LEV program requirements throughout the Northeast Ozone Transport Region (OTR). The EPA granted this request on January 24, 1995. This could mean that vehicles designed for the California LEV program, including ZEVs, would have to be offered for sale in that region of the country. As an alternative, the auto industry has proposed a National LEV program, which would require the phase-in of TLEVs and LEVs in the northeast starting in 1997, and vehicles in all states outside California meeting LEV standards starting in 2001. EPA has proposed rulemaking which would implement the National LEV program as a voluntary alternative available to automakers.

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

INDUSTRIAL ENVIRONMENTAL CONTROL

     General Motors is subject to various laws relating to the protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged. GM has recorded an accrued liability of $692 million at December 31, 1995 and $694 million at December 31, 1994 for worldwide environmental cleanup as summarized below:

          - GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The foreseeable total liability for 1996 and beyond for sites involving GM is estimated to be $227 million, which was recorded at December 31, 1995. This compares to $223 million at December 31, 1994.

          - For closed or closing plants owned by the Corporation, an estimated liability for environmental cleanup is typically recognized at the time the closure decision is made for actions which are not specifically required by regulations or government action but which serve to minimize future liability. Such liability, which is based on an environmental assessment of the plant property, is estimated at $136 million, which was recorded at December 31, 1995. This compares to $141 million at December 31, 1994.

          - GM is involved in investigations and cleanup activities at additional locations worldwide with a foreseeable liability of approximately $329 million, which was recorded at December 31, 1995. This compares to $330 million at December 31, 1994.

     The capital cost impact of the Clean Air Act Amendments of 1990 on GM stationary sources will depend on the specific requirements of new state and Federal regulations which have been or will be developed and implemented over the next 10 years. These regulations include operating permit programs, nitrogen oxide control programs, compliance assurance monitoring programs, and hazardous air pollutant control programs. The estimated cost of these programs over the next 10-15 years is approximately $1 billion. Annual operating permit emission fees will be approximately $9 million.

     Expenditures by General Motors in the United States for industrial environmental control facilities during the three years ended December 31, 1995 were (in millions): 1995-$116; 1994-$118; and 1993-$186. The Corporation
currently estimates that future expenditures for industrial environmental control facilities through 1999 will be (in millions): 1996-$128; 1997-$124; 1998-$85; and 1999-$56. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

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

     Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. The current standard for vehicles in these classes is 80 dB as measured at 50 feet. Future implementation of more stringent exhaust emission regulations and more stringent fuel economy regulations will require an assessment of increased costs of noise control.

SAFETY AFFAIRS AND REGULATIONS

     Expenditures to maintain the operational safety, occupant protection, and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.

     A final rule allowing use of Daytime Running Lamps (DRL) as an option was issued by the National Highway Traffic Safety Administration (NHTSA). As a result, GM has announced its intent to provide DRL starting in 1995 on selected models. DRL will be standard on all GM models, including light trucks and vans, by the 1997 model year.

     GM is meeting the government requirement for passive restraints by selectively installing automatic lap/shoulder belts or driver supplemental inflatable restraints (air bags) on all passenger cars. The driver air bag concept has been approved for all remaining passenger cars and light trucks and vans during the 1995 through 1997 model years. Current plans call for a phase-in of front passenger air bags in these same vehicles from the 1995 through 1999 model years. This will meet the requirements of NHTSA's final rule specifying that air bags be the only means used to meet the automatic restraint requirements for passenger cars and light trucks and vans on a phased-in basis beginning September 1, 1996.

     Phase-in of a new government requirement for passenger car dynamic side impact protection continues through August 31, 1996. The phase-in of the new requirement began September 1, 1993. New dynamic side impact protection requirements similar to those for cars will apply to certain light trucks and vans beginning September 1, 1998. Side structure and interior trim designs of future models will continue to be affected.

     A new government requirement for vehicle interior impact protection was proposed in 1993. The final rule, similar to the proposal, was promulgated in August 1995. This rule will significantly affect upper body structure and interior trim designs of future model passenger cars and light trucks and vans. The phase-in for this rulemaking begins in the 1999 model year and will apply to all these vehicles in the 2003 model year.

     The NHTSA currently is considering the effects of fuel system crash integrity requirements of the Federal Motor Vehicle Safety Standard 301. If any of the considerations ultimately are adopted as final rules, some undetermined redesign, cost, and weight increase could be expected for most of GM's vehicles. See Item 3, Legal Proceedings, Other Matters.

     With the passage of the Anti-Car Theft Act of 1992, implementation costs affect approximately 22 passenger car assembly plants and 4 light-duty truck plants. For the affected truck plants, the major expenditures were for new label printer installations and additional stamping equipment.

AUTOMOTIVE FUEL ECONOMY

     The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the General Motors 1995 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 27.2 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 1996 model year passenger cars is projected at 28.4 mpg versus the standard of 27.5 mpg. The projected shortfall for 1995 will be more than offset by credits projected to be earned in the 1996 model year.

     Fuel economy standards for light-duty trucks became effective in 1979. General Motors' CAFE fleet average for the 1995 model year is projected to be
19.8 mpg versus the standard of 20.6 mpg. For the 1996 model year, GM's truck CAFE is projected to be 20.7 mpg which is also the standard. The small remaining shortfall for 1995 is expected to be offset by credits from future model years. However, the exact amount cannot be determined because standards have not been set beyond 1997.

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

SEGMENT REPORTING DATA

     Industry segment and geographic segment data for 1995, 1994, and 1993 are summarized in Note 21 of Notes to Consolidated Financial Statements in Part II.

                                     ******

     The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2. PROPERTIES

     The Corporation, excluding General Motors Acceptance Corporation, has 316 locations operating in 37 states and 171 cities in the United States. Of these, 25 are engaged in the final assembly of GM cars and trucks; 30 are service parts operations responsible for distribution or warehousing; 20 are associated with Electronic Data Systems Corporation as large information processing centers and offices; 31 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 51 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Austria, Belgium, and Spain.

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

ITEM 3. LEGAL PROCEEDINGS

     Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation is a party as of December 31, 1995 are summarized on the following pages. Reference should also be made to
Note 16 of Notes to Consolidated Financial Statements in Part II.

ENVIRONMENTAL MATTERS

     On February 19, 1991, a complaint was filed in the Superior Court of Connecticut by the Connecticut Commissioner of Environmental Protection alleging that the plant in Bristol, Connecticut operated by GM's Delco Moraine NDH Division (now part of the Delphi Chassis Division) had violated Connecticut's hazardous waste regulations in connection with its inspection, recordkeeping, and remediation of a spill of chromic acid at the plant site. The complaint seeks penalties of up to $25,000 per day for a period commencing sometime prior to April 1989 and running through November 1990. GM contends that its inspection, recordkeeping, and remediation practices in relation to the spill complied with applicable rules and regulations.

                                      * *

     On March 1, 1993, the U.S. Environmental Protection Agency (EPA) Region V issued a civil administrative complaint alleging that stormwater from the Chevrolet-Pontiac-GM of Canada Group's Pontiac Fiero plant in Pontiac, Michigan exceeded the facility's National Pollutant Discharge System Permit from May 1989 through May 1992. The EPA complaint, as amended, cites the Corporation for 94 exceedances of copper, lead, and zinc and is seeking $125,000 in penalties. There has been no production at the Fiero Plant since August 1988. The Corporation believes that the very low concentrations of metals found in the stormwater during the specified time period occurred as a result of acid rain dissolving metal from the gutters and roof. General Motors is contesting the allegations and has requested a hearing.

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

                                      * *

     In March 1993, the Michigan Department of Natural Resources (MDNR) notified the Corporation's Powertrain Division (PD) that MDNR was making a referral to the Michigan Attorney General for resolution of allegations by MDNR that a PD facility in Saginaw, Michigan had failed to conduct a timely environmental investigation to MDNR's satisfaction of a landfill and certain other areas at the facility's property, and that PD's on-site water recycling basins were improperly discharging contaminants to the groundwater and the Saginaw River.

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

                                      * *

     As previously reported, on March 24, 1995 a purported nationwide class action was filed against General Motors in the Civil District Court for the Parish of Orleans, State of Louisiana alleging that the paint or paint application process used by GM on vehicles produced at several GM manufacturing plants in North America was defective due to the conscious omission of the surface layer primer, causing the paint to delaminate when exposed to ultraviolet sunlight and to prematurely deteriorate, peel, and chip. On May 3, 1995, another purported class action, Barney Kizzire v. General Motors Corporation and Bynun Olds-Pontiac-Cadillac-GMC, Inc., was filed in the Circuit Court for Fayette County, Alabama on behalf of a class of Alabama residents who purchased 1989 GMC pickup trucks from authorized Alabama dealers. The complaint alleges that the paint and/or paint primer used in the manufacture of those vehicles was defective and resulted in chipping, peeling and discoloration. Both cases seek compensatory and punitive damages and injunctive relief. No determination has been made in either case as to whether they may proceed as a class action.

                                      * *

     On November 30, 1995, GM joined the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") in signing a consent decree to resolve allegations that GM violated the Clean Air Act and EPA emissions regulations with regard to approximately 470,000 1991-1995 model Cadillacs having 4.9 liter engines. The EPA and DOJ alleged that GM had a fueling strategy that reduced the effectiveness of the vehicles' emission controls, and that GM had not adequately disclosed to the EPA its use of emissions-related fueling strategies on those Cadillacs, certain other 1991-1995 passenger cars, and certain 1989-1992 heavy duty truck gasoline engines. In the consent decree, GM denies those allegations and any violation of the law, but agrees to voluntarily recall Cadillacs with the 4.9 liter engines, pay a civil penalty of

$11 million, and fund certain emission remediation projects currently expected to have a cost of between $7.05 million and $8.75 million. The total cost (pre-tax) of the settlement approaches $45 million. The Consent Decree has been filed with the United States District Court for the District of Columbia, and is awaiting entry by that court.

                                      * *

     On January 26, 1996, GM was notified by the DOJ that the EPA was seeking civil penalties of $650,000 for alleged violations of the Clean Air Act at GM's Powertrain Division foundry in Danville, Illinois. Specifically, DOJ alleges that, based on several stack tests, two cupolas at the facility exceeded air emission limits for particulate matter and carbon monoxide. GM has entered settlement negotiations with the DOJ and the EPA in an attempt to resolve the matter without litigation. It is GM's position that no penalties are appropriate.

                                      * *

OTHER MATTERS

     Three suits, denominated by plaintiffs as class actions, were filed in Delaware Chancery Court, Stephen A. Solomon v. General Motors Corporation, et al., on May 13, 1994; TRV Holding Company v. General Motors Corporation, et al., on May 18, 1994; and Melvin Ward, et al. v. General Motors Corporation, et al., on November 11, 1995. The actions purport to be brought on behalf of holders of Class E common stock against the Corporation and its directors. Together, the complaints allege, essentially, that defendants have breached and are continuing to breach their fiduciary duties to holders of Class E common stock by, among other things, planning and announcing a contribution of Class E common stock to the Corporation's U.S. Hourly-Rate Employees Pension Plan, which plan and announcement were allegedly made for the purpose of -- setting the stage for GM's disposition of Electronic Data Systems Corporation (EDS) assets in a manner which will deprive holders of Class E common stock of the full value of their shares, and -- artificially capping the market price of Class E common stock to limit the price to be paid to holders of Class E common stock in connection with what plaintiff alleges is GM's design to either sell EDS assets or tender for Class E common stock. It is also alleged that the proposed split-off of EDS is unfair to Class E stockholders because its terms are being arrived at in an unfair manner and the value of EDS shares is less than the value of GM's $1 2/3 shares to which they claim to be entitled under GM's Certificate of Incorporation. Together, the complaints seek monetary damages and to enjoin GM from contributing Class E common stock to its U. S. Hourly-Rate Employees Pension Plan, to enjoin the split-off of EDS, and to enjoin GM from seeking or receiving an equalizing dividend from EDS. The contribution of Class E common stock to GM's U.S. Hourly-Rate Employees Pension Plan is described by GM under
Item 2 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994. All necessary government clearances were obtained, and the contribution was made in March of 1995. GM believes the suits are without merit and intends to defend them vigorously.

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

                                      * *

     In September 1973, Hughes Aircraft Company (HAC) filed suit against the U.S. Government in the U.S. Court of Claims seeking reasonable and entire compensation for the unauthorized manufacture or use by the United States of the invention claimed in a HAC patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. In late 1983, the United States Court of Appeals for the Federal Circuit (the U.S. Court with appellate jurisdiction for patent cases) ruled that the Williams Patent was valid and that the Government had infringed that patent. The compensation which HAC is entitled to recover as a result of the Government's infringement is now being determined by the U.S. Court of Claims, as well as whether additional U.S. Government satellites also infringe.

     The trial concluded in December 1988. HAC contended that its recovery should be calculated in accordance with either of two methods for computing delay compensation and introduced evidence to support an award of approximately $4.8 billion or $1.5 billion depending upon the methods used. The Government sought to demonstrate to the Court that any damages awarded to HAC in this case should not exceed $20-30 million. In August 1993, the Court determined that approximately $4 billion in satellite purchases infringed the patent. On June 17, 1994, the Court issued a decision awarding HAC damages of $114 million. HAC believes that the record supports a higher royalty rate, and, accordingly, on August 3, 1994 filed a notice of appeal pursuant to which HAC will be seeking a higher award. Oral argument in the case was heard in June 1995. HAC is unable to estimate the duration of these appeal efforts. In the opinion of the management of HAC, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes Electronics Corporation pending the outcome of the case, resolution could result in a gain that would be material to the earnings of GM attributable to Class H common stock.

                                      * *

     On August 21, 1992, EDS filed a breach of contract suit against the State of Florida (the "State") in the Circuit Court of the Second Judicial Circuit in Leon County, Florida, seeking recovery under various counts of more than $46 million in payment for unpaid computer equipment and information technology services. The suit arises out of a 1989 contract entered into between EDS and the State of Florida under which EDS had agreed to provide an information management system to the Department of Health and Rehabilitative Services ("DHRS") that would integrate its offices and computer programs statewide. EDS completed the system and turned it over to the DHRS in May 1992. On September 21, 1993, the State filed an Answer and Counterclaims, alleging principally breach of contract and breach of warranty. Under various counts, the State is requesting approximately $90 million in damages and approximately $140 million in indemnification for potential liability of the State to the Federal government. EDS and the State agreed to resolve this matter through a final and binding Alternative Dispute Resolution process (ADR) which commenced in January 1995. On August 14, 1995, the ADR judge recommended that EDS be awarded approximately $50 million in damages, including interest on unpaid amounts. EDS is seeking to have this award confirmed by the Circuit Court. The State is resisting these efforts.

     Shortly before the ADR judge issued his opinion, the State filed a motion to void the agreement under which the parties had agreed to resolve this matter through the ADR process. The State claimed that it had been fraudulently induced into signing such agreement, alleged that EDS knew of certain problems with the system in 1992 and failed to inform the State of such problems and argued that it would not have signed such agreement had it known of such problems prior to such signing. EDS denied the State's allegations. On October 17, 1995, the Circuit Court denied the State's motion to void the ADR agreement. The State appealed this decision and that appeal was denied on December 14, 1995.

     On October 25, 1995, the State filed suit against EDS alleging Inter Alia, breach of contract and fraud with respect to a guarantee executed by EDS in conjunction with the transaction which is the subject of the prior litigation and seeking approximately $46 million in damages. On November 30, 1995, the Circuit Court granted EDS' motion to dismiss the lawsuit. The judge took judicial notice of the mediation action and ruled that the State was attempting improperly to split its causes of action. The State appealed the dismissal on December 29, 1995. On October 28, 1995, the Attorney General of the State of Florida also commenced an action against EDS for civil theft seeking disgorgement of the Florida computer system, disgorgement of at least $20 million in payments to EDS, revocation of EDS' certificate of authority to conduct business in Florida and an injunction preventing EDS and its affiliates from doing business in Florida, as well as trebling of actual damages and attorneys' fees. On December 18, 1995, the court orally ruled that the complaint would be dismissed with prejudice.

     EDS management believes that it has strong and meritorious defenses to any counterclaims which the State may assert and intends to defend itself vigorously while continuing to pursue recovery against the State under the claims which it has filed.

                                      * *

     Several actions seeking compensatory and punitive damages in unspecified amounts have been filed against Hughes by plaintiffs alleging that they suffered injuries as a result of the migration into the Tucson, Arizona water supply of toxic substances that were disposed of at a facility owned by the United States Government which Hughes operates under a contract with the U.S. Air Force. These actions include a class action filed in Arizona State Court, Cordova v. Hughes Aircraft Company (formerly Bahrs, et al. v. Hughes Aircraft Company, et al. (Super. Ct. Pima County)), an individual action filed on behalf of approximately 800 plaintiffs in Federal District Court in Arizona, Yslava v. Hughes Aircraft Company (formerly Acevedo, et al. v. Hughes Aircraft Company), and a class action filed in Federal District Court in Arizona, Lanier v. Hughes Aircraft Company. Other governmental and private entities are known to have also been the source of toxic substances which may have migrated into the Tucson water supply. Hughes believes that it has strong defenses to the claims asserted against it and that it may have claims for contribution against the other entities.

     The facts alleged in these cases are similar to the facts alleged in the previously reported action entitled Valenzuela v. Hughes Aircraft Company. As previously reported, the Valenzuela action was settled pursuant to an agreement under which Hughes' principal insurers provided $70.7 million and Hughes provided $13.8 million. At the time of such settlement, Hughes and its insurers were litigating in the United States District Court in Arizona their respective ultimate liability to one another for the amounts paid in the Valenzuela settlement. This litigation, entitled Smith, et al. v. Hughes Aircraft Company and related cases, was commenced in 1988 by various insurers seeking a declaratory judgment that the Valenzuela claims are not covered under the terms of the insurance policies issued to Hughes. These insurers have taken a similar position with respect to the more recently filed actions and are also litigating that position against Hughes in the Arizona United States District Court. In September 1991, the Smith court entered summary judgment in favor of Hughes' insurers who issued policies from 1971 to 1985, based upon "pollution exclusions" contained in those policies. In September 1992, the Smith court entered summary judgment in favor of Hughes' pre-1971 insurers based upon findings and conclusions that could have been adverse to Hughes with respect to other claims and proceedings. Hughes appealed these rulings to the Ninth Circuit Court of Appeals. In November 1993, the Ninth Circuit affirmed in substantial part the District Court's summary judgment on the "pollution exclusion" policies, but reversed the District Court's summary judgment on pre-1971 policies. The Ninth Circuit remanded the case for further proceedings in the District Court.

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

                                      * *

     As previously reported, thirty-eight class actions have been filed in state and Federal courts against the Corporation, claiming that 1973-1987 model Chevrolet and GMC full-size pickup trucks are defective because their fuel tanks are mounted below the cab and outside the frame rails. Twenty-four Federal court class actions were transferred to the Federal court in Philadelphia, Pennsylvania by the Judicial Panel on Multidistrict Litigation. In these actions, plaintiffs claimed that the fuel tank locations make the vehicles unreasonably susceptible to fuel-fed fires following side-impact collisions. Plaintiffs alleged breach of contract and warranty, negligence, fraud, and negligent misrepresentation, as well as violation of various state consumer protection laws. The lawsuits seek compensatory and punitive damages and injunctions requiring notice to owners, repairs, retrofitting, and "disgorgement" of revenues.

     In July 1993, a nationwide class action settlement of the C/K pickup truck class actions was submitted to the Pennsylvania Federal Court and a state court in Texas. Following approval by both courts, the U.S. Third Circuit and Texas appellate courts reversed. The actions will proceed in the Philadelphia Federal court and Texas trial court.

     There are also pending individual product liability claims and lawsuits involving allegations of defects in the design of such vehicles resulting in fuel-fed fires following side-impact collisions. GM intends to defend these cases vigorously.

                                      * *

     On October 24, 1994, a jury sitting in two cases consolidated for trial in the California Superior Court for the County of Los Angeles, both of which cases had been brought by individual plaintiffs, Jeffrey Lane v. Hughes Aircraft Company and David Villalpando v. Hughes Aircraft Company, rendered verdicts resulting in an aggregate award against Hughes in the amount of $89.5 million. $80 million of the award was for punitive damages and the remainder was for emotional distress and lost wages and benefits. One plaintiff alleged racial discrimination by Hughes with respect to pay and promotion, and both plaintiffs alleged retaliation by Hughes. Hughes vigorously denied plaintiffs' allegations. On December 15, 1994, Superior Court Judge Malcolm H. Mackey granted Hughes' motion for judgment in its favor notwithstanding the verdict, overturning the entire $89.5 million judgment against Hughes. The court also granted Hughes' alternative motion for an order for a new trial in the event that a court of appeals reverses Judge Mackey's ruling in favor of Hughes. Plaintiffs filed a timely appeal which is currently pending.

                                      * *

     On April 26 and 27, 1995, two purported class actions, Keith McGill v. General Motors Corporation and Richard Dolowich v. General Motors Corporation, were filed against General Motors in the Supreme Court of the State of New York, Counties of Bronx and Suffolk, alleging defective rear disc brake caliper pins in the "GM W-Body car". These actions have been consolidated in the Supreme Court of the State of New York, County of Bronx. The Dolowich suit is brought on behalf of all persons and entities in the United States who currently own or lease or previously owned or leased a 1988-1993 Buick Regal, Oldsmobile Cutlass Supreme, Pontiac Grand Prix or Chevrolet Lumina. The McGill suit includes the same model year vehicles, but is brought on behalf of persons and entities residing in the State of New York who purchased or leased such vehicles and still own them. Three additional purported nationwide class actions, brought on behalf of current and previous owners of the same vehicles, have been filed in Federal courts in New Jersey, Garcia v. General Motors, and Pennsylvania, Neff
v. General Motors and Marcel v. General Motors. Two additional purported class actions involving the same vehicles were filed, one in the Superior Court of New Jersey for Burlington County, Bishop v. General Motors Corporation and another in the United States District Court for the Eastern District of Pennsylvania, Cohen v. General Motors Corporation. Together, the complaints allege violation of state consumer protection laws, fraud, negligent misrepresentation, and breach of express and implied warranty, and seek unspecified amounts of economic damages, punitive damages not less than $20 million, attorneys' fees and costs, and injunctive relief. The courts have not made a determination as to whether any of the cases may proceed as class actions.

                                      * *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable (N/A).

                                     * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             CROSS REFERENCE SHEET

                     10-K ITEM                              PAGE (AND CAPTION) IN PART II
- ----------------------------------------------------  ------------------------------------------
5.   Market for Registrant's Common Equity and
       Related Stockholder Matters
     (a) Market information.........................  II-45 -- Selected Quarterly Data
     (b) Approximate number of holders of common
         stocks.....................................  II-45 -- Selected Quarterly Data
     (c) Dividends
     (1) History....................................  II-45 -- Selected Quarterly Data
     (2) Policy.....................................  II-36 -- Dividends on Common Stocks
6.   Selected Financial Data........................  II-47 -- Selected Financial Data
7.   Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations...................................  II-50 -- Management's Discussion and
                                                      Analysis
8.   Financial Statements and Supplementary Data....  II-2 -- Responsibilities for Consolidated
                                                              Financial Statements
                                                      II-3 -- Independent Auditors' Report
                                                      II-4 -- Consolidated Statement of Income
                                                      for the Years Ended December 31, 1995,
                                                              1994, and 1993
                                                      II-5 -- Consolidated Balance Sheet,
                                                              December 31, 1995 and 1994
                                                      II-6 -- Consolidated Statement of Cash
                                                      Flows for the Years Ended December 3l,
                                                              1995, 1994, and 1993
                                                      II-8 -- Notes to Consolidated Financial
                                                              Statements
                                                      II-45 -- Selected Quarterly Data
9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure.......  None

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of General Motors Corporation and subsidiaries were prepared by management which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

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

     The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1995 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

/s/ JOHN F. SMITH, JR.               /s/ J. MICHAEL LOSH
- ---------------------------------    -------------------------
JOHN F. SMITH, JR.                   J. MICHAEL LOSH
Chairman, Chief Executive            Chief Financial Officer
  Officer,
and President

                          INDEPENDENT AUDITORS' REPORT

General Motors Corporation,
its Directors, and Stockholders:

     We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1995 and 1994 and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, effective January 1, 1995 the Corporation changed its method of accounting for sales to daily rental car companies. Also, as discussed in Note 1 to the financial statements, effective January 1, 1994 the Corporation changed its methods of accounting for postemployment benefits and certain investments in debt and equity securities.

/s/ DELOITTE & TOUCHE LLP
- ------------------------------------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 29, 1996

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1995          1994          1993
                                                                     ----------    ----------    ----------
                                                                              (DOLLARS IN MILLIONS
                                                                           EXCEPT PER SHARE AMOUNTS)
Net Sales and Revenues (Note 1)
Manufactured products..............................................  $143,666.1    $134,759.8    $119,686.3
Financial services.................................................    11,664.0       9,418.8       8,752.0
Computer systems services..........................................     8,531.0       6,412.9       5,183.6
Other income (Note 3)..............................................     4,967.5       4,359.7       4,597.6
                                                                     ----------    ----------    ----------
    Total Net Sales and Revenues...................................   168,828.6     154,951.2     138,219.5
                                                                     ----------    ----------    ----------
Costs and Expenses
Cost of sales and other operating charges, exclusive of items
  listed below.....................................................   126,535.3     117,220.5     106,421.9
Selling, general, and administrative expenses......................    13,514.7      12,233.7      11,531.9
Interest expense (Note 9)..........................................     5,302.2       5,431.9       5,673.7
Depreciation of real estate, plants, and equipment (Note 1)........     8,554.4       7,124.4       6,576.3
Amortization of special tools (Note 1).............................     3,212.0       2,900.7       2,535.3
Amortization of intangible assets (Notes 1 and 8)..................       255.3         226.2         330.4
Other deductions (Note 3)..........................................     1,678.4       1,460.5       1,624.7
Special provision for scheduled plant closings (Note 15)...........          --            --         950.0
                                                                     ----------    ----------    ----------
    Total Costs and Expenses.......................................   159,052.3     146,597.9     135,644.2
                                                                     ----------    ----------    ----------
Income before Income Taxes.........................................     9,776.3       8,353.3       2,575.3
United States, foreign, and other income taxes (Note 6)............     2,843.8       2,694.6         109.5
                                                                     ----------    ----------    ----------
Income before cumulative effect of accounting changes..............     6,932.5       5,658.7       2,465.8
Cumulative effect of accounting changes (Note 1)...................       (51.8)       (758.1)           --
                                                                     ----------    ----------    ----------
    Net Income.....................................................     6,880.7       4,900.6       2,465.8
Preference shares tender offer premium (Note 17)...................       153.4            --            --
Dividends on preferred and preference stocks (Note 17).............       210.2         320.7         356.8
                                                                     ----------    ----------    ----------
    Income on Common Stocks........................................  $  6,517.1    $  4,579.9    $  2,109.0
                                                                     ==========    ==========    ==========
Earnings Attributable to Common Stocks
  $1 2/3 par value before cumulative effect of accounting
    changes........................................................  $  5,508.8    $  4,645.2    $  1,537.3
  Cumulative effect of accounting changes (Note 1).................       (51.8)       (751.3)           --
                                                                     ----------    ----------    ----------
  Net earnings attributable to $1 2/3 par value....................  $  5,457.0    $  3,893.9    $  1,537.3
                                                                     ==========    ==========    ==========
  Net earnings attributable to Class E.............................  $    795.5    $    444.4    $    367.2
                                                                     ==========    ==========    ==========
  Class H before cumulative effect of accounting change............  $    264.6    $    248.4    $    204.5
  Cumulative effect of accounting change (Note 1)..................          --          (6.8)           --
                                                                     ----------    ----------    ----------
  Net earnings attributable to Class H.............................  $    264.6    $    241.6    $    204.5
                                                                     ==========    ==========    ==========
Average number of shares of common stocks outstanding (in millions)
  $1 2/3 par value.................................................       749.7         741.3         710.2
  Class E..........................................................       404.6         260.3         243.0
  Class H..........................................................        95.5          92.1          88.6
Earnings Per Share Attributable to Common Stocks (Note 18)
  $1 2/3 par value before cumulative effect of accounting
    changes........................................................       $7.28         $6.20         $2.13
  Cumulative effect of accounting changes (Note 1).................       (0.07)        (1.05)           --
                                                                          -----         -----         -----
  Net earnings attributable to $1 2/3 par value....................       $7.21         $5.15         $2.13
                                                                          =====         =====         =====
  Net earnings attributable to Class E.............................       $1.96         $1.71         $1.51
                                                                          =====         =====         =====
  Class H before cumulative effect of accounting change............       $2.77         $2.70         $2.30
  Cumulative effect of accounting change (Note 1)..................          --         (0.08)           --
                                                                          -----         -----         -----
  Net earnings attributable to Class H.............................       $2.77         $2.62         $2.30
                                                                          =====         =====         =====

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                  1995             1994
                                                                               ----------       ----------
                                                                                  (DOLLARS IN MILLIONS
                                                                                EXCEPT PER SHARE AMOUNTS)
                                   ASSETS
Cash and cash equivalents (Note 1)...........................................  $ 11,044.3       $ 10,939.0
Other marketable securities..................................................     5,598.6          5,136.6
                                                                               ----------       ----------
      Total cash and marketable securities...................................    16,642.9         16,075.6
Finance receivables -- net (Note 4)..........................................    58,732.0         54,077.3
Accounts and notes receivable (less allowances)..............................     9,988.4          8,977.8
Inventories (less allowances) (Note 5).......................................    11,529.5         10,127.8
Contracts in process (less advances and progress payments of $1,327.2 and
  $2,311.2) (Note 1).........................................................     2,469.2          2,265.4
Net equipment on operating leases (less accumulated depreciation of $7,224.5
  and $5,374.7) (Note 7).....................................................    27,702.3         20,061.6
Deferred income taxes (Note 6)...............................................    19,028.3         19,693.3
Property (Note 1)
  Real estate, plants, and equipment -- at cost (Note 7).....................    73,652.3         69,807.9
  Less accumulated depreciation..............................................    44,083.2         42,586.4
                                                                               ----------       ----------
    Net real estate, plants, and equipment...................................    29,569.1         27,221.5
  Special tools -- at cost (less amortization)...............................     8,170.7          7,559.1
                                                                               ----------       ----------
      Total property.........................................................    37,739.8         34,780.6
Intangible assets -- at cost (less amortization) (Notes 1 and 8).............    11,898.9         11,913.8
Other assets (less allowances)...............................................    21,392.1         20,625.5
                                                                               ----------       ----------
      Total Assets...........................................................  $217,123.4       $198,598.7
                                                                               ==========       ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable (principally trade).........................................  $ 11,898.8       $ 11,635.0
Notes and loans payable (Note 9).............................................    83,323.5         73,730.2
United States, foreign, and other income taxes -- deferred and payable (Note
  6).........................................................................     3,231.6          2,721.0
Postretirement benefits other than pensions (Note 12)........................    41,595.1         40,018.2
Pensions (Note 13)...........................................................     6,842.3         14,353.2
Other liabilities and deferred credits (Note 14).............................    46,886.6         42,867.3
                                                                               ----------       ----------
      Total Liabilities......................................................   193,777.9        185,324.9
                                                                               ----------       ----------
Stocks Subject to Repurchase (Note 17).......................................          --            450.0
                                                                               ----------       ----------
Stockholders' Equity (Notes 17 and 20)
Preference stocks............................................................         1.2              2.4
Common stocks
  $1 2/3 par value (issued, 753,008,273 and 754,345,782 shares)..............     1,255.0          1,257.2
  Class E (issued, 442,812,166 and 268,125,255 shares).......................        44.3             26.8
  Class H (issued, 97,152,014 and 78,720,022 shares).........................         9.7              7.9
Capital surplus (principally additional paid-in capital).....................    18,870.9         13,149.4
Net income retained for use in the business..................................     7,185.4          1,785.8
                                                                               ----------       ----------
      Subtotal...............................................................    27,366.5         16,229.5
Minimum pension liability adjustment (Note 13)...............................    (4,736.3)        (3,548.4)
Accumulated foreign currency translation adjustments.........................       222.5           (100.4)
Net unrealized gains on investments in certain debt and equity securities
  (Note 1)...................................................................       492.8            243.1
                                                                               ----------       ----------
      Total Stockholders' Equity.............................................    23,345.5         12,823.8
                                                                               ----------       ----------
      Total Liabilities and Stockholders' Equity.............................  $217,123.4       $198,598.7
                                                                               ==========       ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
                                                                   (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities
  Income before cumulative effect of accounting
     changes..........................................   $   6,932.5    $   5,658.7    $   2,465.8
  Adjustments to reconcile income before cumulative
  effect of accounting changes to net cash provided
  by operating activities
     Depreciation of real estate, plants, and
       equipment......................................       4,062.1        3,688.7        3,682.7
     Depreciation of equipment on operating leases....       4,492.3        3,435.7        2,893.6
     Amortization of special tools....................       3,212.0        2,900.7        2,535.3
     Amortization of intangible assets................         255.3          226.2          330.4
     Amortization of discount and issuance costs on
       debt issues....................................          77.6           71.3           90.5
     Provision for financing losses...................         448.8          177.3          300.8
     Special provision for scheduled plant closings...            --             --          950.0
     Provision for inventory allowances...............          77.5           53.1           44.1
     Pension expense, net of cash contributions.......      (2,983.9)      (5,096.1)      (1,548.2)
     Pre-tax (gain) loss on sales of various assets...         116.1          (17.6)         305.6
     Provision for ongoing postretirement benefits
       other than pensions, net of cash payments......       1,684.1        2,252.6        2,396.7
     Origination and purchase of mortgage loans.......     (12,085.6)     (10,135.7)     (21,583.7)
     Proceeds on sale of mortgage loans...............      11,132.7       10,719.2       22,309.5
     Change in other investments, miscellaneous
       assets, deferred credits, etc. ................         367.5       (1,628.2)         340.2
     Change in other operating assets and liabilities
       Accounts receivable............................        (733.1)      (2,582.1)        (480.9)
       Inventories....................................      (1,487.0)      (1,750.3)         240.3
       Prepaid expenses and other deferred charges....        (661.6)        (725.5)          60.2
       Deferred taxes and income taxes payable*.......       1,945.2          903.8       (1,512.8)
       Other liabilities*.............................         438.8        2,683.5         (189.3)
       Other..........................................        (867.8)       1,113.4        1,115.6
                                                         -----------    -----------    -----------
Net Cash Provided by Operating Activities.............   $  16,423.5    $  11,948.7    $  14,746.4
                                                         ===========    ===========    ===========

- -------------------------
* Excluding effect of accounting changes.

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS -- CONCLUDED

                                                                YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          1995            1994            1993
                                                      ------------    ------------    ------------
                                                                 (DOLLARS IN MILLIONS)
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired....   $     (616.3)   $     (246.6)   $     (232.4)
  Expenditures for real estate, plants, and
     equipment.....................................       (6,351.4)       (4,883.7)       (3,822.1)
  Expenditures for special tools...................       (3,725.9)       (2,341.4)       (2,648.6)
  Proceeds from disposals of real estate, plants,
     and equipment.................................          540.8           351.0           534.9
  Proceeds from the sale of various assets.........          183.2           518.4           231.5
  Expenditures related to the sale of NCRS' net
     assets........................................         (197.0)             --              --
  Change in other investing assets
     Investments in other marketable securities --
       acquisitions................................      (18,410.1)      (14,482.3)      (13,545.4)
     Investments in other marketable securities --
       liquidations................................       17,947.4        13,906.0        13,377.0
     Finance receivables -- acquisitions...........     (163,033.3)     (156,579.8)     (103,396.3)
     Finance receivables -- liquidations...........      133,766.2       137,598.4        92,808.6
     Finance receivables -- other..................          244.3           610.6         8,528.3
     Proceeds from sales of finance receivables....       25,982.5        18,800.0        13,072.2
     Operating leases -- net*......................       (8,856.7)      (10,239.8)       (4,887.7)
     Other.........................................          (13.0)         (510.6)          346.8
                                                      ------------    ------------    ------------
Net Cash Provided by (Used in) Investing
  Activities.......................................      (22,539.3)      (17,499.8)          366.8
                                                      ------------    ------------    ------------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term loans
     payable.......................................        6,087.6         3,877.7        (4,278.3)
  Increase in long-term debt.......................       12,129.8        12,997.4         9,634.7
  Decrease in long-term debt.......................       (9,636.3)      (14,259.9)      (17,029.6)
  Redemption of HHMI put options...................             --              --          (315.0)
  Repurchases of common, preferred, and preference
     stocks........................................       (1,680.7)             --          (265.6)
  Proceeds from issuing common stocks..............          504.8         1,184.9           860.2
  Cash dividends paid to stockholders..............       (1,327.7)       (1,111.9)       (1,083.9)
                                                      ------------    ------------    ------------
Net Cash Provided by (Used in) Financing
  Activities.......................................        6,077.5         2,688.2       (12,477.5)
                                                      ------------    ------------    ------------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents......................................          143.6            11.4            76.2
                                                      ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents......................................          105.3        (2,851.5)        2,711.9
Cash and cash equivalents at beginning of the
  year.............................................       10,939.0        13,790.5        11,078.6
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of the year.......   $   11,044.3    $   10,939.0    $   13,790.5
                                                      ============    ============    ============

- -------------------------
* Excluding effect of accounting changes.

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries which are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), Electronic Data Systems Corporation and Subsidiaries (EDS), and Hughes Electronics Corporation and Subsidiaries (Hughes) (collectively referred to as General Motors). General Motors' share of earnings or losses of associates in which at least 20% of the voting securities is owned is included in consolidated operating results under the equity method of accounting (see Note 3).

     Certain amounts for 1994 and 1993 have been reclassified to conform with the 1995 classifications.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates.

REVENUE RECOGNITION

     Sales are generally recorded when products are shipped to independent dealers. Provisions for normal dealer sales incentives, returns and allowances, and GM Card rebates are made at the time of vehicle sale. Costs related to special sales incentive programs are recognized as reductions to sales when determinable.

     Certain sales under long-term contracts, primarily in the defense business, are recorded using the percentage-of-completion (cost-to-cost) method of accounting. Hughes Aircraft Company, a subsidiary of Hughes, recognizes revenues for certain commercial long-term contracts using the units-of-delivery method. Profits expected to be realized on contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

     In the case of finance receivables in which the face amount includes the finance charge (principally retail financing), earnings are recorded in income over the terms of the receivables using the interest method. On finance receivables in which the face amount represents the principal (principally wholesale, interest-bearing financing, and fleet leasing), the interest is reported as income when earned. Certain loan origination costs are deferred and amortized to financing revenue over the life of the related loans using the interest method. Income from operating lease assets is recognized as scheduled payments become due.

     Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

PRODUCT-RELATED EXPENSES

     Expenditures for advertising and sales promotion and for other product-related expenses are charged to costs and expenses as incurred; provisions for estimated costs related to product warranty are made at the time the products are sold. Expenditures for advertising amounted to $3,139.5 million in 1995, $2,805.9 million in

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

1994, and $2,574.4 million in 1993. Expenditures for research and development are charged to costs and expenses as incurred and amounted to $8,387.9 million in 1995, $7,035.8 million in 1994, and $6,029.9 million in 1993.

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

     Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Amortization is applied directly to the asset account. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.

     Depreciation of vehicles and other equipment on operating leases or in General Motors' use is provided generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is included in income as a charge against or credit to the provision for depreciation.

     Certain purchased software is being amortized over five to eight years.

FOREIGN CURRENCY TRANSLATION

     Exchange and translation gains (losses) on an after-tax basis included in consolidated operating results in 1995, 1994, and 1993 amounted to ($380.7) million, $206.9 million, and $189.0 million, respectively.

CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

     Supplemental disclosure of cash flow information is as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1995        1994        1993
                                                                  --------    --------    --------
                                                                       (DOLLARS IN MILLIONS)
Cash paid during the years for
  Interest.....................................................   $6,056.9    $5,499.3    $5,938.0
  Income taxes.................................................   $  930.5    $2,045.8    $1,545.7

     With respect to noncash transactions, 173.2 million shares of Class E common stock (Note 13) and 18.8 million shares of $1 2/3 par value common stock were contributed to the U.S. pension plans in 1995 and 1993, respectively. The 1993 contribution of $1 2/3 par value shares consisted of shares sold to the Corporation from individual employee accounts in various stock savings plans of General Motors. Also, General Motors entered into capital lease agreements totaling $22.3 million, $25.0 million, and $13.7 million, in 1995, 1994, and 1993, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

CONTRACTS IN PROCESS

     Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development, and selling expenses, are charged to costs and expenses when incurred. Contracts in process also include estimates relating to claims, requests for equitable adjustments, and amounts withheld pending negotiation or settlement with customers. Under certain contracts with the U.S. Government, progress payments are received based on costs incurred on the respective contracts. Title to the inventories related to such contracts (included in contracts in process) vests with the U.S. Government.

INTANGIBLE ASSETS

     General Motors periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining life through undiscounted cash flows generated by underlying tangible assets.

DERIVATIVE INSTRUMENTS

     General Motors is party to a variety of foreign exchange, interest rate and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodities prices. These financial exposures are monitored and managed in accordance with Corporate policies and procedures.

     Foreign exchange-forward contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments. Other such foreign exchange contracts and options are marked to market on a current basis.

     Interest rate forward contracts designated and effective as a hedge of an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original contract. Open interest rate forward contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions and interest rate caps and collars) are marked to market on a current basis.

     General Motors also enters into commodity forward and options contracts. Since General Motors has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments. Commodity forward contracts and options are accounted for as hedges to the

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES extent they are designated as, and are effective as, hedges of firm or anticipated commodity purchase contracts.

ENVIRONMENTAL LIABILITIES

     General Motors recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage.

     The cost of each environmental liability is estimated by engineering, financial, and legal specialists within General Motors based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where General Motors may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act or similar state laws (the "Superfund Sites"), General Motors typically recognizes a loss once it has been named as a PRP and has determined that some liability loss is probable. The Superfund Sites are primarily multi-PRP sites not owned or operated by General Motors. For General Motors' operating plants, an estimated liability is typically recognized either upon completion of an environmental assessment or when General Motors proposes an agreement with the appropriate regulatory agency to take action at a site. For closed or closing plants owned by General Motors and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property.

     General Motors' estimates for environmental obligations are dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, and the timing of expenditures; accordingly, such estimates could change materially as General Motors periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

ACCOUNTING CHANGES

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus in November 1995 on Issue No. 95-1, Revenue Recognition on Sales with a Guaranteed Minimum Resale Value, and concluded that a manufacturer must account for the sale of equipment as an operating lease if it guarantees the resale value of the equipment to the purchaser. Accordingly, the Corporation has modified its revenue recognition policy on sales to daily rental car companies to conform to the consensus. Adoption of this consensus, effective January 1, 1995, resulted in an unfavorable cumulative effect of $51.8 million after-tax ($0.07 per share) attributable to $1 2/3 par value common stock, and increases at December 31, 1995 in net equipment on operating leases of $4.4 billion and other liabilities and deferred credits of $4.6 billion. The effect on future periods is not expected to be material.

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which becomes effective for General Motors as of January 1, 1996, establishes accounting standards for determining and calculating the impairment of long-lived assets, certain identifiable intangible assets, and goodwill related to those assets. General Motors will adopt SFAS No. 121 and calculate its impact on General Motors during the first quarter of 1996.

     As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, which becomes effective for General Motors as of January 1, 1996, and which encourages companies to record expense for stock options and other stock-based employee compensation awards based on their fair value at date of grant, General

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Motors will continue to apply its current accounting policy under Accounting Principles Board Opinion No. 25 and will include the necessary disclosures in its 1996 financial statements.

     Effective January 1, 1994, General Motors adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. SFAS No. 112 requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting SFAS No. 112, determined on a discounted basis, was $1,220.1 million ($758.1 million after-tax), or $751.3 million ($1.05 per share) attributable to $1 2/3 par value common stock and $6.8 million ($0.08 per share) attributable to GM Class H common stock. The non-cash charge is primarily related to General Motors' extended-disability benefit program in the U.S. which, under SFAS No. 112, will be accrued on a service-driven basis.

     Also effective January 1, 1994, General Motors adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241.0 million after-tax increase in stockholders' equity. SFAS No. 115 requires the recording at fair value of debt securities that are not expected to be held to maturity and equity securities that have a readily determinable fair value. The primary effect of SFAS No. 115 on General Motors relates to debt securities held by a subsidiary of GMAC and certain equity securities. Marketable securities, other than certain securities held by GMAC and its subsidiaries (and described in Note 22), are considered available for sale; $812.6 million mature within one year, $417.2 million mature in two to five years, and a substantial amount of the remaining $40.6 million matures after 10 years.

LABOR FORCE

     General Motors, on a worldwide basis, has a concentration of labor supply in employees working under union collective bargaining agreements, which represent approximately 86% of its hourly workforce and 8% of its salaried workforce. Of these represented employees, 86% of hourly and 37% of salaried employees are working under agreements that will expire in 1996.

NOTE 2. EDS SPLIT-OFF

     The Corporation has previously announced its intention to pursue a split-off of EDS to the Corporation's Class E stockholders by an exchange of EDS common stock for Class E stock in a transaction that is tax-free for U.S. Federal income tax purposes and fair to all classes of the Corporation's common stockholders. The Corporation also announced in December 1995 that it had received a ruling from the U.S. Internal Revenue Service to the effect that a split-off as contemplated by the Corporation would be tax-free to the Corporation and its common stockholders for U.S. Federal income tax purposes. The Corporation would not record a gain or loss on the transaction.

     The Corporation and EDS management are working to develop specific terms for such a transaction to present to the Corporation's Board of Directors. Among other matters being addressed, the managements are in the process of developing terms for a long-term information technology agreement between the companies to be effective upon a split-off.

     Management of the Corporation and EDS are also addressing the amount of any special payment that should be made by EDS to the Corporation prior to a split-off in order to ensure that the split-off is fair to all of the Corporation's common stockholders. Any such payment will not exceed one billion dollars and could well be substantially less.

     Substantial progress is being made in developing a specific split-off proposal, although significant matters still remain to be resolved before a definitive proposal can be presented to the Corporation's Board of Directors for its consideration. Any such transaction will be subject to approval by the Corporation's common stockholders. No assurances can be given that a split-off of EDS will be proposed to the Corporation's

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES common stockholders or, if proposed, approved by them. However, management of both the Corporation and EDS and the Corporation's Board of Directors continue to expect that such a transaction will be accomplished.

     If a split-off of EDS is not completed, EDS would continue as a wholly-owned subsidiary of the Corporation. Under such circumstances, the existing contractual arrangements between the Corporation and EDS respecting information technology would continue with any changes that the Corporation's Board of Directors may consider fair to all classes of the Corporation's common stockholders and appropriate in light of the evolving competitive market for information technology services.

NOTE 3. OTHER INCOME AND OTHER DEDUCTIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1995        1994        1993
                                                                  --------    --------    --------
                                                                       (DOLLARS IN MILLIONS)
Other Income
  Nonfinancing interest........................................   $1,672.2    $1,507.7    $1,886.2
  Insurance premiums...........................................      867.0       873.8       799.3
  Claims, commissions, and grants..............................      603.9       467.4       489.7
  Equity in earnings (losses) of associates, net...............      252.9       205.5      (172.5)
  Gain on the sale of finance receivables......................       38.2        30.8       436.4
  Other........................................................    1,533.3     1,274.5     1,158.5
                                                                  --------    --------    --------
       Total other income......................................   $4,967.5    $4,359.7    $4,597.6
                                                                  ========    ========    ========
Other Deductions
  Insurance losses and loss adjustment expenses................   $  620.8    $  749.7    $  614.4
  Provision for financing losses...............................      448.8       177.3       300.8
  Loss on sale of NCRS' net assets*............................      147.8          --          --
  Loss on the sale of Allison Gas Turbine Division (AGT).......         --          --       305.6
  Other........................................................      461.0       533.5       403.9
                                                                  --------    --------    --------
       Total other deductions..................................   $1,678.4    $1,460.5    $1,624.7
                                                                  ========    ========    ========

- -------------------------
* The Corporation sold National Car Rental System's (NCRS) net assets, resulting in $162.6 million of net income, or $0.22 per share of $1 2/3 par value common stock. The 1995 net income reflects $310.4 million of tax benefits related to the restructuring for NCRS in 1992. The tax benefits were not previously recorded due to the uncertainty of ultimate realization.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4. FINANCE RECEIVABLES -- NET

     The composition of finance receivables outstanding is summarized as follows:

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                         1995           1994
                                                                       ---------      ---------
                                                                        (DOLLARS IN MILLIONS)
U.S.
  Retail............................................................   $26,979.9      $23,486.8
  Wholesale.........................................................    15,187.2       14,560.9
  Leasing and lease financing.......................................     1,296.0        1,613.4
  Term loans to dealers and others..................................     3,656.4        3,670.0
                                                                       ---------      ---------
     Total U.S......................................................    47,119.5       43,331.1
                                                                       ---------      ---------
Canada, Mexico, and International
  Retail............................................................     8,651.3        7,747.9
  Wholesale.........................................................     5,465.3        4,850.6
  Leasing and lease financing.......................................     1,733.0        1,666.7
  Term loans to dealers and others..................................       493.3          484.2
                                                                       ---------      ---------
     Total Canada, Mexico, and International........................    16,342.9       14,749.4
                                                                       ---------      ---------
          Total finance receivables.................................    63,462.4       58,080.5
Less -- Unearned income.............................................    (3,922.5)      (3,309.9)
     -- Allowance for financing losses..............................      (807.9)        (693.3)
                                                                       ---------      ---------
          Total finance receivables -- net..........................   $58,732.0      $54,077.3
                                                                       =========      =========

     Retail, lease financing, and leasing receivable installments past due over 30 days amounted to $90.2 million and $55.5 million at December 31, 1995 and 1994, respectively. Installments on term loans to dealers and others past due over 30 days aggregated $85.2 million at December 31, 1995 and $70.7 million at December 31, 1994.

     The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1995 is as follows: 1996 - $36,568.1 million; 1997 - $11,315.2 million; 1998 - $8,168.2 million; 1999 - $4,528.4 million; 2000
- - $2,244.2 million; and 2001 and thereafter - $638.3 million.

     The following table presents an analysis of the allowance for financing losses.

                                                                         YEARS ENDED DECEMBER
                                                                                  31,
                                                                         ---------------------
                                                                          1995          1994
                                                                         -------       -------
                                                                         (DOLLARS IN MILLIONS)
Allowance for financing losses at beginning of the year...............   $ 693.3       $ 748.0
                                                                         -------       -------
Charge-offs
  U.S.................................................................    (372.2)       (310.7)
  Other countries.....................................................     (50.2)        (50.3)
                                                                         -------       -------
     Total charge-offs................................................    (422.4)       (361.0)
Recoveries and other..................................................     104.5         116.0
Transfers (to) from sold receivables allowance........................     (16.3)         13.0
Provisions charged to income..........................................     448.8         177.3
                                                                         -------       -------
     Allowance for financing losses at end of the year................   $ 807.9       $ 693.3
                                                                         =======       =======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     GMAC participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $3.6 billion in 1995 and $3.7 billion in 1994. These subsidiaries generally retain a subordinated investment of no greater than 9% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in other income (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $38.2 million in 1995, $30.8 million in 1994, and $436.4 million in 1993. GMAC continues to service these receivables for a fee and earns other related ongoing income. GMAC's retail finance receivable servicing portfolio amounted to $6.6 billion and $9.9 billion at December 31, 1995 and 1994, respectively.

     GMAC has also sold wholesale receivables, resulting in decreases in its wholesale receivables outstanding of $4.7 billion and $2.6 billion at December 31, 1995 and 1994, respectively. GMAC continues to service these receivables for a fee, and is committed to sell eligible wholesale receivables arising in certain dealer accounts.

NOTE 5. INVENTORIES

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            1995         1994
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Major Classes of Inventories
Productive material, work in process, and supplies.....................   $ 6,570.4    $ 5,478.3
Finished product, service parts, etc...................................     4,959.1      4,649.5
                                                                          ---------    ---------
     Total.............................................................   $11,529.5    $10,127.8
                                                                          =========    =========
Memo: Increase in LIFO inventories if valued at FIFO...................   $ 2,424.4    $ 2,535.9

     Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn) and Hughes is determined by the last-in, first-out
(LIFO) method. The cost of non-U.S., Saturn, and Hughes inventories is determined generally by the first-in, first-out (FIFO) or average cost methods.

     As a result of decreases in U.S. inventories, certain inventory quantities carried at lower LIFO costs prevailing in prior years, as compared with current purchases, were liquidated in 1993. This inventory adjustment improved pre-tax operating results by approximately $134.4 million in 1993, primarily from the sale of AGT.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6. UNITED STATES, FOREIGN, AND OTHER INCOME TAXES -- DEFERRED AND PAYABLE

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1995        1994       1993
                                                                   --------    --------    -------
                                                                        (DOLLARS IN MILLIONS)
Taxes estimated to be payable (refundable) currently
  U.S. Federal..................................................   $ (689.7)   $  544.7    $(230.5)
  Foreign.......................................................    1,431.2     1,029.9      783.8
  U.S. state and local..........................................       51.1        69.7      188.9
                                                                   ---------   ---------   -------
     Total......................................................      792.6     1,644.3      742.2
                                                                   ---------   ---------   -------
Deferred tax (benefits) liabilities -- net
  U.S. Federal..................................................    2,051.6       576.0      (86.2)
  Increase in U.S. corporate income tax rate....................         --          --     (444.3)
  Foreign.......................................................      (67.1)      421.7      (28.3)
  U.S. state and local..........................................      135.6       108.5       (5.3)
                                                                   ---------   ---------   -------
     Total......................................................    2,120.1     1,106.2     (564.1)
                                                                   ---------   ---------   -------
Investment tax credits amortized -- net
  U.S. Federal..................................................      (62.1)      (48.1)     (58.6)
  Foreign.......................................................       (6.8)       (7.8)     (10.0)
                                                                   ---------   ---------   -------
     Total......................................................      (68.9)      (55.9)     (68.6)
                                                                   ---------   ---------   -------
          Total taxes...........................................   $2,843.8*   $2,694.6*   $ 109.5
                                                                   =========   =========   =======

- -------------------------
* Excluding effect of accounting changes.

     Deferred income tax assets and liabilities for 1995 and 1994 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $17,550.0 million and $18,171.0 million at December 31, 1995 and 1994, respectively.

     Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and future taxable income exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. The valuation allowance increased by $153.8 million and $46.8 million in 1995 and 1994, respectively. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. The alternative minimum tax credit can be carried forward indefinitely. The U.S. state net operating loss carryforwards will expire in the years 1997 - 2010 if not utilized; however, a substantial portion will not expire until after the year 2000. The tax credit carryforwards will expire in the years 2000 - 2010 if not utilized.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are shown as follows:

                                                                      DECEMBER 31,
                                                 -------------------------------------------------------
                                                           1995                          1994
                                                 -------------------------     -------------------------
                                                       DEFERRED TAX                  DEFERRED TAX
                                                 -------------------------     -------------------------
                                                  ASSETS       LIABILITIES      ASSETS       LIABILITIES
                                                 ---------     -----------     ---------     -----------
                                                                  (DOLLARS IN MILLIONS)
Postretirement benefits other than pensions...   $15,811.7      $       --     $15,184.7      $       --
Minimum pension liability adjustment..........     2,926.8              --       2,213.4              --
Benefit plans.................................     2,056.0         6,621.1       1,606.3         3,757.4
Policy and warranty...........................     2,085.4              --       2,041.9              --
Sales and product allowances..................     1,548.5           143.2       1,615.2           241.3
Special provision for scheduled plant
  closings....................................       961.7              --       1,135.8              --
Miscellaneous foreign.........................     1,140.6           318.1       1,422.2           638.3
Profits on long-term contracts................       514.4           450.3         387.7           632.4
Alternative minimum tax credit
  carryforwards...............................       730.4              --         741.2              --
Depreciation..................................       606.7         5,034.0         465.3         4,915.6
Capitalized research and experimentation......       571.1              --         780.3              --
U.S. state net operating loss carryforwards...       478.4              --         314.2              --
Financing losses..............................       298.5              --         253.2              --
Tax credit carryforwards......................       536.5              --         130.0              --
Lease transactions............................          --         2,741.5            --         2,321.3
Tax on unremitted profits.....................          --           467.8            --           353.1
All other.....................................     6,357.6         3,222.0       5,461.3         2,681.7
                                                 ---------       ---------     ---------       ---------
  Subtotal....................................    36,624.3        18,998.0      33,752.7        15,541.1
Valuation allowance...........................    (1,228.2)             --      (1,074.4)             --
                                                 ---------       ---------     ---------       ---------
     Total deferred taxes.....................   $35,396.1      $ 18,998.0     $32,678.3      $ 15,541.1
                                                 =========       =========     =========       =========

     Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings which are deemed essentially permanently reinvested of approximately $7.3 billion at December 31, 1995 and $5.8 billion at December 31, 1994. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

     Income before income taxes included the following components:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
                                                                     (DOLLARS IN MILLIONS)
U.S. income (loss).........................................   $4,712.6      $3,152.1      $ (512.7)
Foreign income.............................................    5,063.7       5,201.2       3,088.0
                                                              --------      --------      --------
     Total.................................................   $9,776.3      $8,353.3      $2,575.3
                                                              ========      ========      ========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     The consolidated income tax was different than the amount computed using the 35% U.S. Federal statutory income tax rate for the reasons set forth in the table below:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
                                                                     (DOLLARS IN MILLIONS)
Tax at U.S. statutory income tax rate......................   $3,421.7      $2,923.7      $  901.4
U.S. net operating loss carryback..........................     (190.0)           --            --
U.S. state and local income taxes..........................      135.7         130.8         129.7
Deferred tax impact of Federal rate increase...............         --            --        (444.3)
Investment tax credits amortized...........................      (68.9)        (55.9)        (68.6)
U.S. tax effect of foreign earnings and dividends..........      292.2         126.5          80.9
Foreign rates other than 35%...............................     (215.8)       (453.6)       (433.4)
Taxes on unremitted earnings of subsidiaries...............      139.4         123.5          54.3
Equity effect in pre-tax income............................      (88.5)        (71.9)         60.4
Sale of NCRS' net assets...................................     (258.7)           --            --
Other adjustments..........................................     (323.3)        (28.5)       (170.9)
                                                              --------      --------       -------
     Consolidated income tax...............................   $2,843.8*     $2,694.6*     $  109.5
                                                              ========      ========       =======

- -------------------------
* Excluding effect of accounting changes.

NOTE 7. PROPERTY AND NET EQUIPMENT ON OPERATING LEASES

                                                                ESTIMATED           DECEMBER 31,
                                                                 USEFUL        ----------------------
                                                              LIVES (YEARS)      1995         1994
                                                              -------------    ---------    ---------
                                                                       (DOLLARS IN MILLIONS)
Real estate, plants, and equipment
  Land.....................................................          --        $   797.8    $   799.1
  Land improvements........................................       20-31          1,910.7      1,849.7
  Leasehold improvements -- less amortization..............        8-10            320.7        306.8
  Buildings................................................       29-40         13,921.5     13,651.6
  Machinery and equipment..................................        5-27         45,753.3     43,890.2
  Furniture and office equipment...........................        8-20          6,235.3      5,306.7
  Capitalized leases.......................................        5-40          1,402.9      1,199.7
  Construction in progress.................................          --          3,310.1      2,804.1
                                                                               ---------    ---------
     Total.................................................                    $73,652.3    $69,807.9
                                                                               =========    =========

     The value of General Motors' net equipment on operating leases is based on estimated residual values of the leased equipment, which are calculated at the lease inception date. Realization of the residual values is dependent on General Motors' future ability to market the equipment under then prevailing market conditions. Although realization is not assured, management believes it is more likely than not that the estimated residual values will be realized.

     The lease payments to be received relate to equipment on operating leases maturing in each of the five years following December 31, 1995 and are as follows: 1996-$5,302.4 million; 1997-$3,373.9 million; 1998-$1,361.6 million;
1999-$200.9 million; and 2000-$82.8 million.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8. INTANGIBLE ASSETS

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            1995         1994
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Pensions (Note 13).....................................................   $ 6,500.9    $ 7,373.8
Intangible assets relating to acquisition of Hughes....................     2,845.8      3,005.3
Goodwill relating to all other acquisitions............................     2,025.4      1,214.1
Mortgage servicing rights..............................................       470.3        222.3
All other..............................................................        56.5         98.3
                                                                          ---------    ---------
  Total................................................................   $11,898.9    $11,913.8
                                                                          =========    =========

     Intangible assets arising from the acquisition of Hughes relate to patents and related technology and other intangible assets which were originally recorded in 1985 and are principally being amortized over 40 years.

     Goodwill resulting from other acquisitions is being amortized over periods of eight to 40 years.

     Mortgage servicing rights are being amortized over periods that generally match future net mortgage servicing revenues.

NOTE 9. NOTES AND LOANS PAYABLE

                                                                                    DECEMBER 31,
                                                           WEIGHTED AVERAGE    ----------------------
                                                           INTEREST RATE(1)      1995         1994
                                                           ----------------    ---------    ---------
                                                                     (DOLLARS IN MILLIONS)
Notes, loans, and debentures
  Payable within one year
     Current portion of long-term debt..................          7.4%         $13,117.4    $ 8,381.8
     Commercial paper(2)................................          5.9%          21,913.7     18,644.4
     All other(2).......................................          6.6%          11,617.8      9,213.9
  Payable beyond one year
     1996...............................................           --                 --     11,953.4
     1997...............................................          7.0%          11,858.0     10,158.8
     1998...............................................          6.9%           6,477.9      2,795.6
     1999...............................................          7.1%           4,551.9      4,151.2
     2000...............................................          7.5%           4,957.9      2,191.6
     2001 and after.....................................          7.7%           9,958.4      7,176.0
  Unamortized discount..................................                        (1,129.5)      (936.5)
                                                                               ---------    ---------
       Total............................................                       $83,323.5    $73,730.2
                                                                               =========    =========

- -------------------------
(1) The weighted average interest rate for 1995 includes the impact of interest rate swap agreements.

(2) The weighted average interest rate for commercial paper and all other short-term borrowings was 6.1% and 6.5%, respectively, at December 31, 1994.

     After consideration of foreign currency swaps, the above 1995 maturities, payable beyond one year, include $6.1 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($1.7 billion), German Mark ($1.7 billion), and the British Pound ($1.5 billion).

     At December 31, 1995 and 1994, notes and loans payable include $68.8 billion and $62.0 billion of obligations with fixed rates, and $14.5 billion and $11.7 billion of obligations with variable interest rates

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(predominantly based on the London Interbank Offering Rate or LIBOR), after considering the impact of interest rate swap agreements.

     To achieve its desired balance, within prescribed limits, between fixed and variable rate debt, General Motors has entered into interest rate swap, interest rate cap, interest rate collar, and swaption agreements. The notional amounts of such agreements as of December 31, 1995 were approximately $7,105 million ($3,568 million pay variable and $3,537 million pay fixed), $340 million, $50 million, and $270 million, respectively. The notional amounts of such agreements as of December 31, 1994 were approximately $5,482 million ($4,195 million pay variable and $1,287 million pay fixed), $440 million, $50 million, and $741 million, respectively.

     General Motors maintains, or otherwise has available through asset securitization programs, various syndicated bank credit facilities which in aggregate provide $30.3 billion of committed bank credit availability. The terms of the facilities range from one to five years, with a weighted average term of approximately three years. Facility and commitment fees on the syndicated credit facilities average 0.11% per annum over the term of the various agreements based on current credit ratings. The facilities contain certain covenants. The Corporation and applicable subsidiaries were in compliance with these covenants at December 31, 1995.

     Certain subsidiaries maintain other bank lines of credit, some of which are supported by bank commitment fees and compensating balances. Compensating balances, which are not subject to withdrawal restrictions, are maintained at a level required to provide the same income that a fee would generate. Total commitment and facilities fees incurred by the Corporation's subsidiaries amounted to $43.7 million in 1995, $60.0 million in 1994, and $44.5 million in 1993. Total compensating balances maintained by the Corporation's subsidiaries in lieu of commitment fees averaged $12.4 million in 1995 and $23.5 million in 1994.

     At December 31, 1995, unused short-term credit facilities totaled approximately $22.6 billion and unused long-term credit facilities totaled approximately $20.1 billion.

     Total interest cost incurred in 1995, 1994, and 1993 amounted to $5,352.0 million, $5,465.8 million, and $5,717.8 million, respectively, of which $49.8 million, $33.9 million, and $44.1 million, related to certain real estate, plants, and equipment acquired in those years, was capitalized.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     General Motors is a party to financial instruments with off-balance-sheet risk which it uses in the normal course of business to manage its exposure to fluctuations in interest rates and foreign exchange rates, and to meet the financing needs of its customers.

     The primary classes of derivatives used by General Motors are foreign exchange-forward contracts and options, interest rate forward contracts and options, and forward contracts to purchase or sell mortgages or mortgage-backed securities. Those instruments involve, to varying degrees, elements of credit risk in the event a counter-party should default, and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the approval and periodic monitoring of financially sound counterparties.

     Derivative transactions are entered into to hedge underlying business exposures. Market risk in these instruments is more than offset by opposite movements in the underlying exposure since General Motors does not hedge 100% of all such exposures. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals.

FOREIGN EXCHANGE-FORWARD CONTRACTS AND OPTIONS

     General Motors is an international corporation with operations in over 50 countries. General Motors has foreign currency exposures at these operations related to buying, selling, and financing in currencies other than

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES the local currency. General Motors' most significant foreign currency exposures relate to major North American countries (Canada and Mexico), Western European countries (primarily Germany, United Kingdom, Spain, Belgium, and France), Japan, and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.

     General Motors enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge cash flows such as debt, firm commitments and anticipated transactions involving vehicles, components and fixed assets and subsidiary dividends. As a general practice, General Motors has not hedged the foreign exchange exposure related either to the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. General Motors uses foreign exchange-forward contracts as well as purchased and written foreign exchange options. Foreign exchange-forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. Cross-currency swaps are included in this category and relate to interest rate swaps in which the underlying notional principal amounts are in different currencies.

     At December 31, 1995 and 1994, General Motors held foreign exchange-forward contracts of approximately $11,602 million and $9,030 million (including cross-currency swaps of $1,290 million and $1,161 million), respectively. At December 31, 1995 and 1994, General Motors had entered into foreign exchange options of approximately $3,833 million and $2,637 million, respectively. Deferred hedging gains on outstanding contracts hedging firm commitments to purchase inventory or fixed assets totaled $1 million and $12 million at December 31, 1995 and 1994, respectively. Such amounts are deferred and will be included in the cost of such assets when purchased, to be recognized in operations as part of the basis of these assets. All other foreign exchange-forward contracts and options are marked to market, and recognized with other gains or losses on foreign exchange transactions in the Consolidated Statement of Income. General Motors' firm commitments typically extend for periods of up to three years.

INTEREST RATE FORWARD CONTRACTS AND OPTIONS

     General Motors' financing and cash management activities subject it to market risk from exposure to changes in interest rates. To manage these exposures, General Motors has entered into various financial instrument transactions. General Motors' objective of entering into these transactions is to maintain the desired level of exposure to the risk of interest rate fluctuations and minimize interest expense. To achieve this objective, General Motors will at times use written options.

     In a limited number of cases, GMAC swaps, matched to specific portfolios of wholesale assets or debt, are executed on a portfolio basis to achieve specific interest rate management objectives. The differential paid or received on such swaps is recorded as an adjustment to interest expense or income over the term of the underlying debt agreement or matched portfolio.

     Interest rate forward contracts are contractual agreements between General Motors and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options, including swaptions, and interest rate caps and floors may result in the future exchange of interest payments if market interest rates reach certain levels. At December 31, 1995 and 1994, the total notional amount of such agreements with off-balance-sheet risk was approximately $15,942 million and $14,080 million, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Interest rate forward contracts used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses on terminated interest rate forward contracts are deferred and recognized as a yield adjustment on the underlying debt. Unamortized net losses on interest rate forward contracts totaled approximately $36 million and $24 million at December 31, 1995 and 1994, respectively. Written options, including those embedded in interest rate forward agreements, written interest rate caps, written swaptions, and interest rate forward contracts that do not meet settlement accounting criteria are marked to market with related gains and losses recognized in income on a current basis.

MORTGAGE CONTRACTS

     GMAC has also entered into contracts to purchase and sell mortgages at specific future dates and has entered into certain exchange traded futures and option contracts to reduce exposure to interest rate risk. At December 31, 1995 and 1994, commitments to sell mortgage loans totaled $2,154 million and $694 million, respectively, and commitments to purchase or originate mortgage loans totaled $2,896 million and $690 million, respectively. GMAC's exchange traded futures and option contracts, which are used to hedge mortgage loans held for sale, have notional values of $100 million and $4,954 million at December 31, 1995 and 1994, respectively. Gains and losses on derivatives, including exchange traded futures and option contracts, used to hedge interest rate risk associated with rate locked funding commitments and mortgage loans held for sale are deferred, and considered in the reporting of the underlying mortgages on a lower of cost or market basis.

     The notional values of derivatives used to hedge price and interest rate risk associated with mortgage related securities totaled $66 million and $667 million at December 31, 1995 and 1994, respectively. Gains and losses associated with these instruments are recognized in the current period on a mark to market basis. Derivatives used to hedge purchased mortgage servicing rights have notional values of $5,022 million and $482 million at December 31, 1995 and 1994, respectively; gains and losses on such contracts are recorded as an adjustment to amortization expense.

     GMAC has also entered into interest rate swap contracts in an effort to stabilize short-term borrowing costs and to maintain a minimum return on certain mortgage loans held for investment. Amounts received or paid under such interest rate swap contracts are recorded as an adjustment to interest expense. At December 31, 1995 and 1994, the notional values of such instruments totaled $133 million and $461 million, respectively.

CREDIT RISK

     The forward contracts, options, and lines of credit previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, General Motors minimizes such risk exposure for forward contracts and options by limiting the counterparties to major international banks and financial institutions. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect to record any losses as a result of counterparty default. General Motors does not require or place collateral for these financial instruments, except for the lines of credit.

     General Motors has business activities with customers, dealers, and associates around the world, and its receivables from and guarantees to such parties are well diversified and, in many cases, secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for General Motors.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     In accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments, General Motors has provided the following fair value estimates and information about valuation methodologies. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

     Fair value information presented herein is based on information available at December 31, 1995 and 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1995 and 1994 may differ significantly from these amounts. The estimated fair value of financial instruments held by General Motors, for which it is practicable to estimate that value, are set forth below:

                                                                     DECEMBER 31,
                                                 ----------------------------------------------------
                                                           1995                        1994
                                                 ------------------------    ------------------------
                                                    BOOK          FAIR          BOOK          FAIR
                                                   VALUE         VALUE         VALUE         VALUE
                                                 ----------    ----------    ----------    ----------
                                                                (DOLLARS IN MILLIONS)
Assets
  Cash and Marketable Securities..............   $ 16,642.9    $ 16,642.9    $ 16,075.6    $ 16,075.6
  Finance Receivables -- net..................     58,714.8      59,095.9      54,048.4      53,869.8
  Accounts and Notes Receivable -- net........      9,946.2       9,946.2       8,742.5       8,742.5
  Other Assets................................      6,349.8       6,474.2       7,591.6       7,801.4
Liabilities
  Accounts Payable............................    (11,898.8)    (11,898.8)    (11,635.0)    (11,635.0)
  Notes and Loans Payable
     Payable within one year..................    (46,305.1)    (46,381.6)    (36,108.5)    (36,097.4)
     Payable beyond one year..................    (37,018.4)    (41,016.0)    (37,621.7)    (38,138.9)
  Other Liabilities...........................       (623.0)       (639.5)       (632.9)       (622.8)
Stocks Subject to Repurchase..................           --            --        (450.0)       (445.4)

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     The prior table excludes the book value and fair value of financial instrument derivatives which are as follows:

                                                                 FAIR VALUE OF OPEN CONTRACTS(1) AT:
                                                                            DECEMBER 31,
                                                           -----------------------------------------------
                                                                   1995                      1994
                                                           ---------------------     ---------------------
                                                            ASSET       LIABILITY     ASSET       LIABILITY
                                                           POSITION     POSITION     POSITION     POSITION
                                                           --------     --------     --------     --------
                                                                        (DOLLARS IN MILLIONS)
Foreign Exchange-Forward Contracts(2)...................     $290        $ (174)       $241        $  (63)
Foreign Exchange Options................................       28           (29)          2            (1)
Interest Rate Forward Contracts.........................      181          (133)         48          (296)
Interest Rate Options...................................       --           (42)         --          (126)
Mortgage Contracts......................................       46           (43)          9            (7)

- -------------------------
(1) The related asset (liability) recorded on the balance sheet for foreign exchange-forward contracts, foreign exchange options, interest rate forward contracts, and interest rate options totaled $64 million, ($1) million, ($21) million, and ($46) million, respectively, at December 31, 1995, and $42 million, $1 million, ($78) million, and ($137) million, respectively, at December 31, 1994. The related asset recorded on the balance sheet for mortgage contracts was $5 million and $1 million at December 31, 1995 and 1994, respectively.

(2) Foreign exchange contracts include certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $75 million at December 31, 1995 and $77 million at December 31, 1994.

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH AND MARKETABLE SECURITIES

     The fair value of cash equivalents and marketable securities is determined principally based on quoted market prices.

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

OTHER ASSETS AND OTHER LIABILITIES

     Other assets reported at December 31, 1995 and 1994 include various financial instruments (e.g., long-term receivables and certain investments) having a fair value based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) are derived by discounting expected cash flows using

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES current market rates. Estimated values of Industrial Development Bonds, included in other liabilities and deferred credits, are based on quoted market prices for the same or similar issues.

NOTES AND LOANS PAYABLE

     The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note, or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 90 days and, therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to General Motors for debt of similar remaining maturities.

STOCKS SUBJECT TO REPURCHASE

     At December 31, 1994, the fair value of the Corporation's repurchase obligation was based on discounted cash flows assuming redemption by the Howard Hughes Medical Institute (HHMI) at the specified exercise date. At the closing Class H common stock price on December 31, 1994, the shares subject to repurchase would have been valued at $523 million.

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

NOTE 12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     General Motors maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. These benefits are funded as incurred from the general assets of General Motors. SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that the cost of such benefits be recognized in the consolidated financial statements during the period employees provide service to General Motors.

     The medical, dental, vision, and life insurance costs for active employees during active service are not covered by SFAS No. 106 and are charged directly to expense on a pay-as-you-go basis.

     Certain of the Corporation's subsidiaries outside of the U.S. have postretirement plans, although most participants are covered by government sponsored or administered programs, and the postretirement cost of such programs generally is not significant to General Motors.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     The components of non-pension postretirement benefit cost are set forth below:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1995          1994          1993
                                                              --------      --------      --------
                                                                     (DOLLARS IN MILLIONS)
Benefits earned during the year............................   $  617.2      $  955.4      $  811.5
Interest accrued on benefits earned in prior years.........    3,120.0       3,114.2       3,177.5
Termination, curtailment, and settlement benefits..........       26.4        (233.0)        174.4
Amortization of net actuarial (gains) losses...............       (7.4)        407.4            --
Amortization of prior service costs due to plan changes....     (115.9)       (121.7)           --
                                                              --------      --------      --------
  Total non-pension postretirement benefit cost............   $3,640.3      $4,122.3      $4,163.4
                                                              ========      ========      ========

     The table below displays the components of General Motors' net postretirement benefit obligation, as recognized in the Consolidated Balance
Sheet:

                                                                             DECEMBER 31,
                                                                       ------------------------
                                                                         1995           1994
                                                                       ---------      ---------
                                                                        (DOLLARS IN MILLIONS)
Accumulated postretirement benefit obligation (APBO)
  Current retirees..................................................   $23,155.1      $21,562.3
  Fully eligible active plan participants...........................     5,295.6        3,984.7
  Other active plan participants....................................    12,411.1       11,196.1
                                                                       ---------      ---------
APBO................................................................    40,861.8       36,743.1
Unamortized prior service costs due to plan changes.................       795.4          958.3
Unamortized net amount resulting from changes in plan experience and
  actuarial assumptions.............................................       (62.1)       2,316.8
                                                                       ---------      ---------
  Net obligation recognized in the Consolidated Balance Sheet.......   $41,595.1      $40,018.2
                                                                       =========      =========

     The following table summarizes the principal assumptions used in determining the actuarial value of the APBO:

                                                                               1995         1994
                                                                               ----         ----
Weighted average discount rate..............................................   7.5 %        8.8 %
Weighted average rate of increase in future compensation levels related to
  pay-related life insurance................................................   4.3 %        4.2 %
Base weighted average health-care cost trend rate (a)
  1995......................................................................                8.7 %
  1996......................................................................   6.5 %
Ultimate sustained weighted average health-care cost trend rate in 2002.....   5.0 %(b)     5.5 %

- -------------------------
(a) Current year trend rate assumed at beginning of year is adjusted to actual in determining year-end obligations.

(b) Rate remains at 6.5% through 1999, and then decreases on a linear basis through 2002, to the ultimate weighted average trend rate of 5.0%.

     The following decreases would result from a one percentage point increase in the weighted average discount rates:

                                                                              DECEMBER 31,
                                                                          ---------------------
                                                                           1995           1994
                                                                          ------         ------
                                                                          (DOLLARS IN MILLIONS)
APBO...................................................................   $4,500         $3,800

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     The following increases would result from a one percentage point increase in the weighted average health-care cost trend rates:

                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1995        1994
                                                                            ------      ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
APBO.....................................................................   $5,000      $3,950
Service and interest components of postretirement expense................   $  470      $  600

     General Motors has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations". Notwithstanding the recording of such amounts and the use of these terms, General Motors does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of General Motors (other than pensions) represent legally enforceable liabilities of General Motors.

NOTE 13. PENSIONS

     General Motors has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees, and employees in certain foreign locations, are generally based on years of service and the employee's salary history. General Motors also has certain nonqualified pension plans covering executives which are based on targeted wage replacement percentages and are unfunded.

     In March 1995, the Corporation contributed to the General Motors Hourly-Rate Employees Pension Plan (Hourly Plan) 173,163,187 shares of Class E common stock, having an aggregate fair market value of approximately $6.3 billion (determined by an independent valuation expert retained by the Trustee) at the time of contribution. The contribution was made under the terms of an agreement between the Corporation and the Pension Benefit Guaranty Corporation (the PBGC). Subject to the terms of the agreement, the Corporation will defer the use of the funding credits that would otherwise result from such cash and stock contributions. Consequently, the Corporation will continue to make regular cash contributions to the Hourly Plan over the next several years. The agreement with the PBGC also provides flexibility to the Corporation by granting a release of EDS from liability, if any, under Title IV of the Employee Retirement Income Security Act (ERISA) for the Corporation's U.S. pension plans, in the event EDS were to leave the Corporation's control group under certain circumstances (Note
2). In addition, in connection with the contribution of the shares of Class E common stock, the U.S. Department of Labor granted an exemption with respect to, among other things, limits otherwise applicable under ERISA on the amount of Class E common stock that could legally be held by the Hourly Plan.

     The measurement date used for the Corporation's principal U.S. plans was changed in 1994 from October 1 to December 31, primarily to align the measurement date with the year-end consolidated financial statement date. The measurement dates for the EDS and Hughes U.S. plans are October 1 and December 1, respectively. For non-U.S. plans, the measurement dates used are October 1 for certain foreign plans and December 1 for Canadian plans.

     Plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, and the Corporation's $1 2/3 par value and Class E common stocks (valued as of the 1995 measurement date at $1,414.4 million and $7,464.5 million, respectively). General Motors' funding policy with respect to its qualified plans is to contribute annually not

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES less than the minimum required by applicable law and regulation. General Motors made pension contributions to the U.S. plans of $10,364.6 million in 1995, $7,655.6 million in 1994, and $4,387.9 million in 1993.

     Total pension expense for General Motors amounted to $2,103.0 million in 1995, $3,677.4 million in 1994, and $2,684.9 million in 1993. Programs for early retirement were offered to certain employees during 1995, 1994, and 1993. The pension related cost of these programs was $67.0 million, $88.9 million, and $659.3 million, respectively, of which $67.0 million, $88.9 million, and $229.4 million was expensed during 1995, 1994, and 1993, respectively. In 1993, the remaining cost of $429.9 million was offset against certain training fund accruals, based upon an agreement with represented hourly employees.

     Net periodic pension cost and total pension expense of U.S. plans and plans of subsidiaries outside the United States included the following components:

                                                                                          NON-
                                                                       U.S. PLANS      U.S. PLANS
                                                                       ----------      ----------
                                                                         (DOLLARS IN MILLIONS)
YEAR ENDED DECEMBER 31, 1995
Benefits earned during the year.....................................   $    989.2       $  187.0
Interest accrued on benefits earned in prior years..................      4,916.4          684.0
Return on assets
  Actual gain.......................................................    (12,156.3)        (675.8)
  Less deferred gain................................................      6,624.7          213.4
Net amortization....................................................      1,054.0          117.7
                                                                       ----------      ----------
Net periodic pension cost...........................................      1,428.0          526.3
Termination, curtailment, and settlement benefits...................         50.5           25.1
Other-primarily minor pension plans.................................          9.3           63.8
                                                                       ----------      ----------
       Total pension expense........................................   $  1,487.8       $  615.2
                                                                        =========       ========
YEAR ENDED DECEMBER 31, 1994
Benefits earned during the year.....................................   $  1,207.0       $  223.7
Interest accrued on benefits earned in prior years..................      4,466.6          617.7
Return on assets
  Actual gain.......................................................     (1,161.3)        (105.0)
  Plus deferred loss................................................     (3,312.0)        (285.2)
Net amortization....................................................      1,323.5          174.0
                                                                       ----------      ----------
Net periodic pension cost...........................................      2,523.8          625.2
Termination, curtailment, and settlement benefits...................        399.6           61.4
Other-primarily minor pension plans.................................         12.9           54.5
                                                                       ----------      ----------
       Total pension expense........................................   $  2,936.3       $  741.1
                                                                        =========       ========
YEAR ENDED DECEMBER 31, 1993
Benefits earned during the year.....................................   $    939.9       $  133.1
Interest accrued on benefits earned in prior years..................      4,258.9          473.9
Return on assets
  Actual gain.......................................................     (7,159.0)        (775.6)
  Less deferred gain................................................      3,329.1          453.1
Net amortization....................................................        647.7           67.7
                                                                       ----------      ----------
Net periodic pension cost...........................................      2,016.6          352.2
Termination, curtailment, and settlement benefits...................        202.8           26.6
Other-primarily minor pension plans.................................         12.1           74.6
                                                                       ----------      ----------
       Total pension expense........................................   $  2,231.5       $  453.4
                                                                        =========       ========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     The tables below reconcile the funded status of General Motors' U.S. and non-U.S. plans for which SFAS No. 87, Employers' Accounting for Pensions, has been adopted with amounts recognized in the Consolidated Balance Sheet.

                                                                      DECEMBER 31,
                                                   --------------------------------------------------
                                                            1995                       1994
                                                   -----------------------    -----------------------
                                                    ASSETS        ACCUM.       ASSETS        ACCUM.
                                                    EXCEED       BENEFITS      EXCEED       BENEFITS
                                                    ACCUM.        EXCEED       ACCUM.        EXCEED
                                                   BENEFITS       ASSETS      BENEFITS       ASSETS
                                                   ---------    ----------    ---------    ----------
                                                                 (DOLLARS IN MILLIONS)
U.S. PLANS
Actuarial present value of benefits based on
  service to date and present pay levels
  Vested........................................   $24,557.6    $ 34,327.4    $20,631.9    $ 28,799.4
  Nonvested.....................................     1,826.1       7,600.4      1,654.7       6,488.0
                                                   ---------    ----------    ---------    ----------
Accumulated benefit obligation..................    26,383.7      41,927.8     22,286.6      35,287.4
Additional amounts related to projected pay
  increases.....................................     2,734.3         238.3      1,985.5         192.4
                                                   ---------    ----------    ---------    ----------
Total projected benefit obligation (PBO) based
  on service to date............................    29,118.0      42,166.1     24,272.1      35,479.8
Plan assets at fair value.......................    29,699.8      38,581.5     25,827.9      24,579.7
                                                   ---------    ----------    ---------    ----------
PBO (in excess of) less than plan assets........       581.8      (3,584.6)     1,555.8     (10,900.1)
Unamortized net amount resulting from changes in
  plan experience and actuarial assumptions.....     5,891.0       7,269.1      4,180.1       5,567.4
Unamortized prior service cost..................     1,276.2       5,166.4      1,357.5       5,887.2
Unamortized net obligation (asset) at date of
  adoption......................................      (844.0)        519.6     (1,035.7)        624.3
Adjustment for unfunded pension liabilities.....          --     (12,716.8)          --     (11,886.5)
                                                   ---------    ----------    ---------    ----------
       Net prepaid pension cost (accrued
          liability) recognized in the
          Consolidated Balance Sheet............   $ 6,905.0    $ (3,346.3)   $ 6,057.7    $(10,707.7)
                                                   =========    ==========    =========    ==========
NON-U.S. PLANS
Actuarial present value of benefits based on
  service to date and present pay levels
  Vested........................................   $ 2,278.2    $  5,546.2    $ 1,945.8    $  4,535.9
  Nonvested.....................................        78.6         167.9         68.8         148.0
                                                   ---------    ----------    ---------    ----------
Accumulated benefit obligation..................     2,356.8       5,714.1      2,014.6       4,683.9
Additional amounts related to projected pay
  increases.....................................       361.1         574.5        316.6         425.4
                                                   ---------    ----------    ---------    ----------
Total PBO based on service to date..............     2,717.9       6,288.6      2,331.2       5,109.3
Plan assets at fair value.......................     3,023.7       2,415.3      2,673.3       1,543.1
                                                   ---------    ----------    ---------    ----------
PBO (in excess of) less than plan assets........       305.8      (3,873.3)       342.1      (3,566.2)
Unamortized net amount resulting from changes in
  plan experience and actuarial assumptions.....       550.6         786.8        455.4         394.7
Unamortized prior service cost..................       175.8         911.4        192.1         962.1
Unamortized net obligation (asset) at date of
  adoption......................................      (167.1)        226.1       (218.6)        229.9
Adjustment for unfunded pension liabilities.....          --      (1,411.0)          --      (1,206.7)
                                                   ---------    ----------    ---------    ----------
       Net prepaid pension cost (accrued
          liability) recognized in the
          Consolidated Balance Sheet............   $   865.1    $ (3,360.0)   $   771.0    $ (3,186.2)
                                                   =========    ==========    =========    ==========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments. Assumptions used to determine the pension expense and the actuarial value of the PBO were as shown below:

                                                                                  YEARS ENDED
                                                                                 DECEMBER 31,
                                                                                 -------------
                                                                                 1995     1994
                                                                                 ----     ----
Weighted average discount rate
  U.S. plans..................................................................    7.0%     8.5%
  Non-U.S. plans..............................................................    8.0      9.0
Rate of increase in future compensation levels*
  U.S. plans..................................................................    5.1      5.2
  Non-U.S. plans..............................................................    4.5      4.8
Expected long-term rate of return on plan assets
  U.S. plans..................................................................   10.0     10.0
  Non-U.S. plans..............................................................    9.9      9.8

- -------------------------
* Benefits under the hourly plans are generally not based on wages and therefore no benefit escalation beyond existing negotiated or anticipated increases was included.

NOTE 14. OTHER LIABILITIES AND DEFERRED CREDITS

                                                                               DECEMBER 31,
                                                                          ----------------------
                                                                            1995         1994
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Warranties, dealer and customer allowances, claims, discounts, etc. ...   $10,508.8    $11,598.1
Customer deposits......................................................     7,325.1      2,022.2
Unpaid insurance losses, loss adjustment expenses, and unearned
  insurance premiums...................................................     2,921.6      2,985.6
Plant closings (excludes environmental)................................     2,612.3      3,103.6
Environmental cleanup..................................................       691.9        693.7
Employee benefits (excludes postemployment)............................     2,376.8      2,437.0
Postemployment benefits................................................     2,219.4      2,193.8
Governmental and other contract related................................       970.3        777.8
Payrolls...............................................................     2,034.7      1,844.4
Taxes, other than income taxes.........................................     1,498.1      1,569.8
Deferred credits.......................................................     1,496.2      1,666.3
Insurance..............................................................     1,199.7      1,022.9
Interest...............................................................     2,277.3      3,023.2
Industrial Development Bonds...........................................       623.0        632.9
Other..................................................................     8,131.4      7,296.0
                                                                          ---------    ---------
     Total.............................................................   $46,886.6    $42,867.3
                                                                          =========    =========

NOTE 15. SPECIAL PROVISION FOR SCHEDULED PLANT CLOSINGS

     General Motors previously established a plant closing reserve to provide for estimates of costs related to plant closures, including employee job security and supplemental unemployment compensation benefits. The 1993 operating results reflect a pre-tax increase of $950 million to the plant closing reserve ($589 million after taxes, or $0.83 per share of $1 2/3 par value common stock). The 1993 increase to the reserve resulted from

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES changes in assumptions, primarily regarding the amount and duration of job security and supplemental unemployment benefits expected to be paid to employees, given the terms of the Corporation's 1993 collective bargaining agreements.

     Hughes maintains a restructuring reserve that was established in 1992 to provide for a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses. In 1994 and 1993, the Hughes restructuring reserve was increased by $35 million and $78 million, respectively, primarily due to changes in the estimated loss on disposition of two subsidiaries.

     During 1995, 1994, and 1993, a total of $712.6 million, $727.1 million, and $1,127.2 million, respectively, was charged against the reserves, primarily related to employee job security costs. Included in the charges to the reserves were $5.9 million, $4.5 million, and $12.6 million of environmental costs in 1995, 1994, and 1993, respectively. In 1994, the plant closing reserve was decreased to reflect a $401.9 million discount for only the postemployment benefits portion of the reserve due to the Corporation's use of discounting in its method of adoption of SFAS No. 112. In 1995, the plant closing reserve was increased by $215.4 million for the effects of accretion and a change in the interest rate used to discount the postemployment benefits. The plant closing reserve includes estimates of costs related to plant disposals and for employee job security and supplemental unemployment benefits which are subject to change in the near term (although not currently anticipated) due to changes in assumptions and the period over which such costs are expected to be incurred.

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

     Minimum future commitments under operating leases having noncancellable lease terms in excess of one year, primarily for real property, aggregating $6,475.5 million, are payable $1,002.4 million in 1996, $799.1 million in 1997, $677.8 million in 1998, $638.4 million in 1999, $599.1 million in 2000, and
$2,758.7 million in 2001 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $1,751.9 million in 1995, $1,560.9 million in 1994, and $1,472.4 million in 1993.

     In 1973, Hughes Aircraft Company filed a lawsuit against the U.S. Government in the U.S. Court of Claims for infringement of a patent utilized in the design of satellites ("the Williams Patent"). In late 1983, the U.S. Court of Appeals ruled that the patent was valid and that the Government had infringed the patent. In June 1994, the U.S. Court of Claims issued a decision awarding Hughes damages of $114 million. Both parties to the lawsuit have appealed the judgment, with Hughes asserting that the award did not adequately compensate it for damages suffered. In the opinion of the management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in Hughes' financial statements pending the outcome of the case, resolution could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

     General Motors is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of General Motors under these government regulations, and under these claims and actions, was not determinable at December 31, 1995. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

NOTE 17. STOCKHOLDERS' EQUITY

     Holders of $1 2/3 par value, Class E, and Class H common stocks are entitled to one, one-eighth, and one-half vote per share, respectively, on all matters submitted to the stockholders for a vote. The liquidation rights of common stockholders are based on per-share liquidation units of the various classes and are subject to

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock.

     At December 31, 1995, each share of $1 2/3 par value, Class E, and Class H common stocks was entitled to a liquidation unit of the same as the vote per share. Holders of Class E and Class H common stocks have no direct rights in the equity or assets of EDS or Hughes, but rather have rights in the equity and assets of General Motors (which includes 100% of the stock of EDS and Hughes).

     The Corporation's Certificate of Incorporation provides, generally, that if at any time the Corporation should sell, liquidate, or otherwise dispose of substantially all of EDS, Hughes Aircraft Company, or the other businesses of Hughes, shares of the Corporation's $1 2/3 par value common stock will automatically be exchanged for Class E or Class H common stock, respectively.

     After December 31, 1995, the Board may exchange $1 2/3 par value common stock for Class E or Class H common stock, respectively, if the Board has declared and paid certain minimum cash dividends during each of the last five years preceding the exchange. Based on the dividends paid on the Class E and Class H common stock in 1991 through 1995, the dividend condition described above would be satisfied in 1996.

     In the event any of the aforementioned exchanges were to occur, the Corporation's Certificate of Incorporation provides that the Class E or Class H common stockholders would receive $1 2/3 par value common stock having a market value at the time of the exchange equal to 120% of the market value of the Class E or Class H common stock exchanged (see Note 2).

     The Corporation held an option to call 15 million shares of Class H common stock subject to put options issued to the HHMI. In March 1995, the put and call rights expired unexercised. As a result, $1.5 million was reclassified to Class H common stock and $448.5 million was reclassified to capital surplus.

     Holders of Series C Depositary Shares are entitled to receive cumulative preferential dividends from the date of issue at the quarterly rate of $0.8125 per share. The Series C Depositary Shares are convertible at any time at the option of the holder into shares of Class E common stock. On February 5, 1996, the Corporation announced that the Board had authorized the redemption on February 22, 1996 of all of the Corporation's outstanding Series C Preference Shares, which are represented by Series C Depositary Shares. The redemption price will be $51.95 per Series C Depositary Share, plus accrued and unpaid dividends of $0.47, for a total redemption price of $52.42 per Series C Depositary Share.

     In May 1995, the Corporation concluded a tender offer, which began in April 1995, under which it purchased for $1.3 billion of cash (i) 24.3 million depositary shares, each representing one-fourth of a share of its Series B
9 1/8% Preference Stock, at a purchase price of $27.50 per depositary share,
(ii) 9.6 million depositary shares, each representing one-fourth of a share of its Series D 7.92% Preference Stock, at a purchase price of $26.375 per depositary share, and (iii) 12.9 million depositary shares, each representing one-fourth of a share of its Series G 9.12% Preference Stock, at a purchase price of $28.25 per depositary share. The repurchase had an unfavorable impact of $0.22 per share of $1 2/3 par value common stock. This was comprised of tender offer expenses of $13.5 million after-tax, or $0.02 per share, that were charged against income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, or $0.20 per share, that was not charged against income but reduced earnings attributable to $1 2/3 par value common stock.

     In June 1994, the Corporation converted all 17,825,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of $1 2/3 par value common stock. The Corporation originally issued this stock in June 1991 at a price of $41.375 per share. Holders of the Preference Stock received 0.992435 shares of $1 2/3 par value common stock for each share of Preference Stock called for conversion, plus $0.1655 in cash as consideration for the accrued and unpaid

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES dividend. Fractional shares of $1 2/3 par value common stock were paid in cash. A total of 17.7 million shares of $1 2/3 par value common stock were issued in this conversion.

                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1995         1994         1993
                                                                        ---------    ---------    ---------
                                                                               (DOLLARS IN MILLIONS
                                                                             EXCEPT PER SHARE AMOUNTS)
Capital Stock
  Preferred Stock, without par value, cumulative dividends (authorized,
    6,000,000 shares) $5.00 series, stated value $100 per share, redeemable at Corporation option at $120 per share
      Outstanding at beginning of the year............................  $      --    $      --    $   153.0
      Redeemed by the Corporation during the year.....................         --           --       (153.0)
                                                                        ---------    ---------    ---------
      Outstanding at end of the year..................................         --           --           --
                                                                        ---------    ---------    ---------
    $3.75 series, stated value $100 per share, redeemable at
    Corporation option at $100 per share
      Outstanding at beginning of the year............................         --           --         81.4
      Redeemed by the Corporation during the year.....................         --           --        (81.4)
                                                                        ---------    ---------    ---------
      Outstanding at end of the year..................................         --           --           --
                                                                        ---------    ---------    ---------
  Preference Stock, $0.10 par value (authorized, 100,000,000 shares)
    E series, convertible one-for-four at fixed dates into Class E common stock
      Issued at beginning of the year.................................         --           --          0.3
      Converted into shares of Class E common stock...................         --           --         (0.3)
                                                                        ---------    ---------    ---------
      Issued at end of the year.......................................         --           --           --
                                                                        ---------    ---------    ---------
    Series A Conversion, mandatorily convertible one-for-one on July
    1, 1994 into $1 2/3 par value common stock
      Issued at beginning of the year (17,825,000 shares).............         --          1.8          1.8
      Converted into shares of $1 2/3 par value common stock
         (17,825,000 shares)..........................................         --         (1.8)          --
                                                                        ---------    ---------    ---------
      Issued at end of the year (17,825,000 shares in 1993)...........         --           --          1.8
                                                                        ---------    ---------    ---------
    Series B 9 1/8% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 1999
      Issued at beginning of the year (44,300,000 shares).............        1.1          1.1          1.1
      Reacquired under tender offer (24,279,414 shares)...............       (0.6)          --           --
                                                                        ---------    ---------    ---------
      Issued at end of the year (20,020,586 shares, equivalent to
         5,005,147 shares of nonconvertible Series B 9 1/8% Preference
         Stock, stated value $100 per share)..........................        0.5          1.1          1.1
                                                                        ---------    ---------    ---------
    Series C Depositary Shares, liquidation preference $50 per share, convertible one for 1.4078 into Class E common stock, callable at
    Corporation option on or after February 19, 1996
      Issued at beginning of the year (31,880,600 shares).............        0.3          0.3          0.3
      Converted into shares of Class E common stock (91,497 shares)...         --           --           --
                                                                        ---------    ---------    ---------
      Issued at end of the year (31,789,103 shares, equivalent to
         3,178,910 shares of Series C Convertible Preference Stock)...        0.3          0.3          0.3
                                                                        ---------    ---------    ---------
    Series D 7.92% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after August 1, 1999
      Issued at beginning of the year (15,700,000 shares).............        0.4          0.4          0.4
      Reacquired under tender offer (9,630,091 shares)................       (0.3)          --           --
                                                                        ---------    ---------    ---------
      Issued at end of the year (6,069,909 shares, equivalent to
         1,517,477 shares of Series D 7.92% Preference Stock).........        0.1          0.4          0.4
                                                                        ---------    ---------    ---------
    Series G 9.12% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 2001
      Issued at beginning of the year (23,000,000 shares).............        0.6          0.6          0.6
      Reacquired under tender offer (12,920,101 shares)...............       (0.3)          --           --
                                                                        ---------    ---------    ---------
      Issued at end of the year (10,079,899 shares, equivalent to
         2,519,975 shares of Series G 9.12% Preference Stock).........        0.3          0.6          0.6
                                                                        ---------    ---------    ---------
           Total Preference Stocks....................................  $     1.2    $     2.4    $     4.2
                                                                        ---------    ---------    ---------

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1995         1994         1993
                                                                        ---------    ---------    ---------
                                                                               (DOLLARS IN MILLIONS
                                                                             EXCEPT PER SHARE AMOUNTS)
  Common Stock, $1 2/3 par value (authorized, 2,000,000,000 shares)
    Issued at beginning of the year (754,345,782 shares in 1995)......  $ 1,257.2    $ 1,200.2    $ 1,178.1
    Reacquired on the open market (9,510,687 shares in 1995)..........      (15.8)          --           --
    Issued during the year (8,163,237 shares in 1995).................       13.6         27.6         22.1
    Series A conversion (9,941 shares in 1995)........................         --         29.4           --
                                                                        ---------    ---------    ---------
    Issued at end of the year (753,008,273 shares in 1995, 754,345,782
      in 1994, and 720,105,471 in 1993)...............................    1,255.0      1,257.2      1,200.2
                                                                        ---------    ---------    ---------
  Class E Common Stock, $0.10 par value (authorized, 1,000,000,000 shares)
    Issued at beginning of the year (268,125,255 shares in 1995)......       26.8         26.3         24.2
    Reacquired on the open market (25,950 shares in 1995).............         --           --           --
    Issued during the year (1,420,872 shares in 1995).................        0.2          0.5          2.1
    Issued in conjunction with U.S. Hourly-Rate Employees Pension Plan
      contribution (173,163,187 shares in 1995).......................       17.3           --           --
    Series C conversion (128,802 shares in 1995)......................         --           --           --
                                                                        ---------    ---------    ---------
    Issued at end of the year (442,812,166 shares in 1995, 268,125,255
      in 1994, and 263,089,320 in 1993)...............................       44.3         26.8         26.3
                                                                        ---------    ---------    ---------
  Class H Common Stock, $0.10 par value (authorized, 600,000,000 shares)
    Issued at beginning of the year (78,720,022 shares in 1995).......        7.9          7.6          7.0
    Issued during the year (3,431,992 shares in 1995).................        0.3          0.3          0.6
    Reclassification of shares formerly subject to repurchase from
      HHMI (15,000,000 shares in 1995)................................        1.5           --           --
                                                                        ---------    ---------    ---------
    Issued at end of the year (97,152,014 shares in 1995, 78,720,022
      in 1994, and 75,705,433 in 1993)................................        9.7          7.9          7.6
                                                                        ---------    ---------    ---------
           Total capital stock at end of the year.....................  $ 1,310.2    $ 1,294.3    $ 1,238.3
                                                                        =========    =========    =========
  Capital Surplus (principally additional paid-in capital)
    Balance at beginning of the year..................................  $13,149.4    $12,003.4    $10,971.2
    Preference stock
      Amounts in excess of par value of
         Depositary shares reacquired under tender offer..............   (1,132.2)          --           --
         Series E shares converted....................................         --           --       (171.2)
         Series A shares converted....................................         --       (720.5)          --
         Series C shares converted....................................       (4.5)          --           --
    $1 2/3 par value common stock
      Amounts in excess of par value of
         Shares issued................................................      342.9        870.2        612.6
         Shares reacquired on the open market.........................     (378.1)          --           --
         Series A shares converted....................................         --        692.8           --
    Class E common stock
      Amounts in excess of par value of
         Series C shares converted....................................        4.5           --           --
         Series E shares converted....................................         --           --        170.2
         Shares issued during the year................................       85.1        188.7        257.2
         Shares reacquired on the open market.........................       (1.3)          --           --
         Shares contributed to the U.S. Hourly-Rate Employees Pension
           Plan.......................................................    6,241.5           --           --
    Class H common stock
      Amounts in excess of par value of
         Shares issued................................................      115.1        114.8        164.0
         Reclassification of shares formerly subject to repurchase
           from HHMI..................................................      448.5           --           --
         Shares reacquired on the open market.........................         --           --         (0.6)
                                                                        ---------    ---------    ---------
         Balance at end of the year...................................  $18,870.9    $13,149.4    $12,003.4
                                                                        =========    =========    =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                                             YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------
                                                                          1995         1994         1993
                                                                        ---------    ---------    ---------
                                                                               (DOLLARS IN MILLIONS
                                                                             EXCEPT PER SHARE AMOUNTS)
Net Income Retained for Use in the Business
(Accumulated Deficit)
  Balance at beginning of the year....................................  $ 1,785.8    $(2,002.9)   $(3,354.2)
                                                                        ---------    ---------    ---------
  Income before cumulative effect of accounting changes...............    6,932.5      5,658.7      2,465.8
  Cumulative effect of accounting changes.............................      (51.8)      (758.1)          --
                                                                        ---------    ---------    ---------
  Net income..........................................................    6,880.7      4,900.6      2,465.8
                                                                        ---------    ---------    ---------
         Total........................................................    8,666.5      2,897.7       (888.4)
                                                                        ---------    ---------    ---------
  Cash dividends
    Preferred stock, $5.00 series, $1.68 per share in 1993............         --           --          2.6
    Preferred stock, $3.75 series, $1.26 per share in 1993............         --           --          1.0
    Preference stock, E-I series, $1.42 per share in 1993.............         --           --          4.6
    Preference stock, Series A Conversion, $1.66 per share in 1994 and
      $3.31 in 1993...................................................         --         32.5         59.0
    Depositary Shares, Series B, $2.28 per share in 1995, 1994, and
      1993............................................................       59.5        101.1        101.1
    Depositary Shares, Series C, $3.25 per share in 1995, 1994, and
      1993............................................................      103.5        103.6        103.6
    Depositary Shares, Series D, $1.98 per share in 1995, 1994, and
      1993............................................................       16.8         31.1         31.1
    Depositary Shares, Series G, $2.28 per share in 1995 and 1994 and
      $2.34 in 1993...................................................       30.4         52.4         53.8
    $1 2/3 par value common stock, $1.10 per share in 1995 and $0.80
      in 1994 and 1993................................................      824.2        592.6        565.8
    Class E common stock, $0.52 per share in 1995, $0.48 in 1994, and
      $0.40 in 1993...................................................      205.4        124.8         97.2
    Class H common stock, $0.92 per share in 1995, $0.80 in 1994, and
      $0.72 in 1993...................................................       87.9         73.8         64.1
                                                                        ---------    ---------    ---------
         Total cash dividends.........................................    1,327.7      1,111.9      1,083.9
                                                                        ---------    ---------    ---------
  Less redemption price of preference and preferred stock in excess of
    stated value......................................................      153.4           --         30.6
                                                                        ---------    ---------    ---------
           Balance at end of the year.................................    7,185.4      1,785.8     (2,002.9)
                                                                        =========    =========    =========
Minimum Pension Liability Adjustment (Note 13)
  Balance at beginning of the year....................................   (3,548.4)    (5,311.2)    (2,925.3)
  Change during the year..............................................   (1,187.9)     1,762.8     (2,385.9)
                                                                        ---------    ---------    ---------
           Balance at end of the year.................................   (4,736.3)    (3,548.4)    (5,311.2)
                                                                        =========    =========    =========
Accumulated Foreign Currency Translation Adjustments
  Balance at beginning of the year....................................     (100.4)      (494.4)      (155.9)
  Changes during the year -- net of tax (benefit) of $215.9, $263.8,
    and $(210.0), respectively........................................      322.9        394.0       (338.5)
                                                                        ---------    ---------    ---------
           Balance at end of the year.................................      222.5       (100.4)      (494.4)
                                                                        =========    =========    =========
Net Unrealized Gains (Losses) on Investments in Certain Debt and
  Equity Securities
  Balance at beginning of the year....................................      243.1        164.3        241.6
  Cumulative effect of adopting SFAS No. 115..........................         --        241.0           --
  Changes during the year.............................................      249.7       (162.2)       (77.3)
                                                                        ---------    ---------    ---------
           Balance at end of the year.................................      492.8        243.1        164.3
                                                                        =========    =========    =========
Total Stockholders' Equity............................................  $23,345.5    $12,823.8    $ 5,597.5
                                                                        =========    =========    =========
Memo: Retained earnings (accumulated deficit) attributable to:
    $1 2/3 par value common stock.....................................  $ 3,854.0    $  (778.8)   $(4,080.1)
    Class E common stock..............................................    2,254.1      1,663.9      1,344.3
    Class H common stock..............................................    1,077.3        900.7        732.9
                                                                        ---------    ---------    ---------
         Total........................................................  $ 7,185.4    $ 1,785.8    $(2,002.9)
                                                                        =========    =========    =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS

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

     Dividends on the $1 2/3 par value common stock are declared out of the earnings of General Motors, excluding the Available Separate Consolidated Net Income of EDS and Hughes. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, earned since the acquisition by the Corporation.

     The Available Separate Consolidated Net Income of EDS and Hughes is determined quarterly and is equal to the separate consolidated net income of EDS and Hughes, respectively, excluding the effects of purchase accounting adjustments arising at the time of the respective acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E (438.9 million during the fourth quarter of 1995) or Class H (96.5 million during the fourth quarter of 1995) common stock outstanding during the period and the denominator of which is 483.7 million for Class E stock and 399.9 million for Class H stock during the fourth quarter of 1995. Comparable numerators for the fourth quarters of 1994 and 1993 were 261.9 million and 253.5 million for Class E stock and 93.3 million and 88.7 million for Class H stock. Comparable denominators for the fourth quarters of 1994 and 1993 were 481.7 million and 480.6 million, respectively, for Class E stock and
399.9 million for Class H stock in the fourth quarters of both years.

     The denominators used in determining the Available Separate Consolidated Net Income of EDS and Hughes are adjusted as deemed appropriate by the Board to reflect subdivisions or combinations of the Class E and Class H common stocks and to reflect certain transfers of capital to or from EDS and Hughes. The Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Certificate of Incorporation. In this regard, the Board has generally caused the denominators to decrease as shares are purchased by EDS or Hughes, and to increase as such shares are used, at EDS or Hughes expense, for EDS or Hughes employee benefit plans or acquisitions.

     Dividends may be paid on common stocks only when, as, and if declared by the Board in its sole discretion. The Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, for the prior year. Notwithstanding the current dividend policy, the Board declared a dividend on the Class H common stock for each of the quarters of 1995, 1994, and 1993, which was based on an annual rate higher than 35% of the Available Separate Consolidated Net Income of Hughes for the preceding year.

NOTE 19. PROFIT SHARING PLANS

     The profit sharing formula for most U.S. employees provides a range of percentage payouts when the Corporation's manufacturing, wholesale marketing, defense, electronics, and computer service operations U.S. income before income taxes with the financing and insurance operations reflected on an equity basis exceeds various minimum annual returns on U.S. sales and revenues. Both the percentage payout and the minimum returns are as agreed to by General Motors and eligible U.S. employees. General Motors' pre-tax income from U.S. operations in 1995 and 1994 resulted in a profit sharing payout of approximately $250 million and $185

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES million, respectively. General Motors' pre-tax loss from U.S. operations in 1993 precluded a payment under the profit sharing formula.

NOTE 20. STOCK INCENTIVE PLANS

     General Motors' stock incentive plans consist of the General Motors Amended 1987 Stock Incentive Plan (the "GMSIP"), the 1984 Electronic Data Systems Corporation Stock Incentive Plan (the "EDS Plan"), and the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"). The GMSIP is administered by the Executive Compensation Committee of the Board.

     Under the GMSIP, 39.8 million shares of $1 2/3 par value, 12.2 million shares of Class E, and 5.9 million shares of Class H common stock may be granted from June 1, 1992 through May 31, 1997, of which 17.0 million, 10.7 million, and
3.6 million shares, respectively, were available for grants at December 31, 1995. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

     Under the EDS Plan, EDS may grant shares and rights or options to acquire up to 160 million shares of Class E common stock through October 17, 2004, of which 93.3 million shares were available for grants at December 31, 1995. No options were outstanding as of December 31, 1995, 1994, or 1993. Under the EDS Plan, approximately 55.3 million shares of Class E common stock have also been granted to key employees at stock prices up to $0.025 per share. Such shares generally vest over a 10-year period from the date of grant. Approximately 19.8 million shares were not yet vested at December 31, 1995.

     Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 20 million shares of Class H common stock through May 31, 1997, of which 3.9 million shares were available for grant at December 31, 1995. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

     Changes in the status of outstanding options under the GMSIP and the Hughes Plan were as follows:

                              GMSIP                                     OPTION        SHARES UNDER
                     $1 2/3 PAR VALUE COMMON                            PRICES           OPTION
- ------------------------------------------------------------------   -------------    ------------
Outstanding at January 1, 1993....................................   $33.97-$48.07     22,068,746
Granted...........................................................    33.88- 44.00      5,526,855
Exercised.........................................................    33.97- 48.07     (4,303,326)
Terminated........................................................    33.88- 48.07       (531,218)
                                                                                       ----------
  Outstanding at December 31, 1993................................    33.88- 48.07     22,761,057

Granted...........................................................    37.32- 59.07      6,159,395
Exercised.........................................................    33.88- 48.07     (3,305,513)
Terminated........................................................    33.88- 59.07       (340,161)
                                                                                       ----------
  Outstanding at December 31, 1994................................    33.88- 59.07     25,274,778

Granted...........................................................    39.25- 47.50      6,600,115
Exercised.........................................................    33.88- 48.07     (2,248,627)
Terminated........................................................    33.88- 59.07       (346,140)
                                                                                       ----------
  Outstanding at December 31, 1995................................   $33.88-$59.07     29,280,126
                                                                                       ==========
Memo:
Options exercisable at December 31, 1995..........................                     19,963,479
                                                                                       ==========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           HUGHES PLAN                                  OPTION        SHARES UNDER
                          CLASS H COMMON                                PRICES           OPTION
- ------------------------------------------------------------------   -------------    ------------
Outstanding at January 1, 1993....................................   $17.07-$30.25      6,516,755
Granted...........................................................    28.00- 28.56      2,027,260
Exercised.........................................................    17.07- 30.25     (1,960,162)
Terminated........................................................    17.07- 30.25       (217,845)
                                                                                      ------------
  Outstanding at December 31, 1993................................    17.07- 30.25      6,366,008

Granted...........................................................           36.75      1,612,640
Exercised.........................................................    17.07- 30.25       (712,107)
Terminated........................................................    17.07- 36.75       (202,220)
                                                                                      ------------
  Outstanding at December 31, 1994................................    17.07- 36.75      7,064,321

Granted...........................................................           39.94      1,537,350
Exercised.........................................................    17.07- 36.75     (1,929,393)
Terminated........................................................    28.00- 36.75        (14,425)
                                                                                      ------------
  Outstanding at December 31, 1995................................   $17.07-$39.94      6,657,853
                                                                                       ==========
Memo:
Options exercisable at December 31, 1995..........................                      4,422,618
                                                                                       ==========

NOTE 21. SEGMENT REPORTING

INDUSTRY SEGMENTS

     While the major portion of General Motors' operations is derived from the automotive products industry segment, General Motors also has financing and insurance and information technology industry segments, and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks, and related parts and accessories. The financing and insurance operations assist in the merchandising of General Motors' products as well as other products. GMAC offers financial services and certain types of insurance to dealers and customers. In addition, GMAC is engaged in mortgage banking and investment services. The information technology operations relate to the design, installation, and operation of business information systems. The other products segment consists of military vehicles, radar and weapon control systems, guided missile systems, and defense and commercial satellites; the design, installation, and operation of telecommunication systems; as well as the design, development, and manufacture of locomotives. Because of the high degree of integration, substantial interdivisional and intersegment transfers of materials and services are made. Intersegment sales and revenues are made at negotiated selling prices.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Information concerning operations by industry segment as of and for each of the three years ended December 31, follows:

                                                     FINANCING &
                                       AUTOMOTIVE     INSURANCE      INFORMATION     OTHER
                                        PRODUCTS     OPERATIONS      TECHNOLOGY    PRODUCTS       TOTAL
                                       ----------    -----------     ----------    ---------    ----------
                                                              (DOLLARS IN MILLIONS)
1995
Net Sales and Revenues
  Outside...........................   $132,159.0     $11,664.0      $  8,531.0    $11,507.1    $163,861.1
  Intersegment......................        102.8            --         3,891.1           --            --
                                       ----------     ---------       ---------    ---------    ----------
     Total(1).......................   $132,261.8     $11,664.0      $ 12,422.1    $11,507.1    $163,861.1
Operating Profit....................   $  6,101.4           N/A(2)   $  1,529.0    $   538.0    $  8,168.4
                                       ----------     ---------       ---------    ---------    ----------
Identifiable Assets at Year-End.....   $ 91,162.0     $94,469.4      $ 10,908.9    $17,371.8    $213,912.1
                                       ----------     ---------       ---------    ---------    ----------
Depreciation and Amortization.......   $  5,990.0     $ 4,426.9      $  1,107.8    $   497.0    $ 12,021.7
                                       ----------     ---------       ---------    ---------    ----------
Capital Expenditures................   $  8,215.8     $   133.0      $  1,261.5    $   467.0    $ 10,077.3
                                       ==========     =========       =========    =========    ==========
1994
Net Sales and Revenues
  Outside...........................   $123,253.4     $ 9,418.8      $  6,412.9    $11,506.4    $150,591.5
  Intersegment......................        416.9            --         3,547.2           --            --
                                       ----------     ---------       ---------    ---------    ----------
     Total(1).......................   $123,670.3     $ 9,418.8      $  9,960.1    $11,506.4    $150,591.5
                                       ----------     ---------       ---------    ---------    ----------
Operating Profit....................   $  6,116.0           N/A(2)   $  1,214.5    $   890.8    $  8,221.3
                                       ----------     ---------       ---------    ---------    ----------
Identifiable Assets at Year-End.....   $ 88,064.5     $84,554.6      $  8,901.7    $13,879.1    $195,399.9
                                       ----------     ---------       ---------    ---------    ----------
Depreciation and Amortization.......   $  5,655.2     $ 3,301.5      $    800.2    $   494.4    $ 10,251.3
                                       ----------     ---------       ---------    ---------    ----------
Capital Expenditures................   $  5,545.4     $   132.8      $  1,186.0    $   360.9    $  7,225.1
                                       ==========     =========       =========    =========    ==========
1993
Net Sales and Revenues
  Outside...........................   $107,908.5     $ 8,752.0      $  5,183.6    $11,777.8    $133,621.9
  Intersegment......................        118.7            --         3,323.7          0.2            --
                                       ----------     ---------       ---------    ---------    ----------
     Total(1).......................   $108,027.2     $ 8,752.0      $  8,507.3    $11,778.0    $133,621.9
                                       ----------     ---------       ---------    ---------    ----------
Operating Profit....................   $  1,625.7           N/A(2)   $  1,076.4    $  (171.7)   $  2,530.4
                                       ----------     ---------       ---------    ---------    ----------
Identifiable Assets at Year-End.....   $ 81,009.0     $79,352.3      $  7,086.4    $16,454.7    $183,902.4
                                       ----------     ---------       ---------    ---------    ----------
Depreciation and Amortization.......   $  5,281.9     $ 2,892.6      $    661.7    $   605.8    $  9,442.0
                                       ----------     ---------       ---------    ---------    ----------
Capital Expenditures................   $  5,164.8     $   118.5      $    816.4    $   371.0    $  6,470.7
                                       ==========     =========       =========    =========    ==========

- -------------------------
(1) After elimination of intersegment transactions.

(2) Financing and Insurance Operations do not report Operating Profit.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     A reconciliation of Outside Net Sales and Revenues to Total Net Sales and Revenues, and of Operating Profit to Income before Income Taxes detailed in the Consolidated Statement of Income and a reconciliation of Identifiable Assets to Total Assets displayed in the Consolidated Balance Sheet follow:

                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                           1995            1994            1993
                                                        ----------      ----------      ----------
                                                                  (DOLLARS IN MILLIONS)
Outside Net Sales and Revenues reported on the
  previous page......................................   $163,861.1      $150,591.5      $133,621.9
Other Income.........................................      4,967.5         4,359.7         4,597.6
                                                        ----------      ----------      ----------
     Total Net Sales and Revenues....................   $168,828.6      $154,951.2      $138,219.5
                                                        ==========      ==========      ==========
Total Operating Profit reported on the previous
  page...............................................   $  8,168.4      $  8,221.3      $  2,530.4
Financing and Insurance Operations...................      1,783.2         1,439.8         1,572.8
Other Corporate Income and Expenses Less Intersegment
  Transactions.......................................       (175.3)       (1,307.8)       (1,527.9)
                                                        ----------      ----------      ----------
     Income before Income Taxes......................   $  9,776.3      $  8,353.3      $  2,575.3
                                                        ==========      ==========      ==========
Identifiable Assets reported on the previous page....   $213,912.1      $195,399.9      $183,902.4
Corporate Assets.....................................      5,687.9         5,648.2         7,207.9
Eliminations.........................................     (2,476.6)       (2,449.4)       (2,909.4)
                                                        ----------      ----------      ----------
     Total Assets....................................   $217,123.4      $198,598.7      $188,200.9
                                                        ==========      ==========      ==========

GEOGRAPHIC SEGMENTS

     Net sales and revenues, income before cumulative effect of accounting change, net income, total and net assets, and average number of employees in the U.S., Other North America (Canada and Mexico), and in locations outside North America are summarized below and on the next page. Income before cumulative effect of accounting change and net income are after provisions for deferred income taxes applicable to that portion of the undistributed earnings deemed to be not permanently invested, less available tax credits and deductions, and appropriate consolidating adjustments. Interarea sales and revenues are made at negotiated selling prices. Average number of employees for 1995 includes NCRS employees through May.

                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                                  OTHER
                                     UNITED       NORTH                  LATIN       ALL
                                     STATES      AMERICA     EUROPE     AMERICA     OTHER       TOTAL*
                                   ----------   ---------   ---------   --------   --------   ----------
                                                           (DOLLARS IN MILLIONS)
1995
Net Sales and Revenues
  Outside (excluding GMAC).......  $107,999.8   $ 7,214.6   $29,205.9   $6,014.6   $1,762.2   $152,197.1
  GMAC and related operations....     8,124.8       985.8     2,191.5      118.9      243.0     11,664.0
  Other income...................     3,688.8       120.5       638.8      330.6      188.8      4,967.5
                                   ----------   ---------   ---------   --------   --------   ----------
     Subtotal outside............   119,813.4     8,320.9    32,036.2    6,464.1    2,194.0    168,828.6
  Interarea......................    12,781.0    17,997.6     1,054.7      621.2       59.0           --
                                   ----------   ---------   ---------   --------   --------   ----------
     Total.......................  $132,594.4   $26,318.5   $33,090.9   $7,085.3   $2,253.0   $168,828.6
                                   ==========   =========   =========   ========   ========   ==========

- -------------------------
* After elimination of interarea transactions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                                  OTHER
                                     UNITED       NORTH                  LATIN       ALL
                                     STATES      AMERICA     EUROPE     AMERICA     OTHER       TOTAL*
                                   ----------   ---------   ---------   --------   --------   ----------
                                                           (DOLLARS IN MILLIONS)
1995 (CONCLUDED)
Income Before Cumulative Effect
  of Accounting Change...........  $  3,134.7   $ 1,148.2   $ 1,579.0   $  713.5   $  297.5   $  6,932.5
                                   ----------   ---------   ---------   --------   --------   ----------
Net Income.......................  $  3,082.9   $ 1,148.2   $ 1,579.0   $  713.5   $  297.5   $  6,880.7
                                   ----------   ---------   ---------   --------   --------   ----------
Total Assets.....................  $163,065.0   $14,151.9   $34,792.1   $4,883.2   $4,479.9   $217,123.4
                                   ----------   ---------   ---------   --------   --------   ----------
Net Assets.......................  $  6,450.1   $ 4,638.4   $ 8,540.1   $3,028.5   $1,550.1   $ 23,345.5
                                   ----------   ---------   ---------   --------   --------   ----------
Average Number of Employees (in
  thousands).....................         437         108         129         29          6          709
                                   ==========   =========   =========   ========   ========   ==========
1994
Net Sales and Revenues
  Outside (excluding GMAC).......  $101,185.6   $ 8,376.7   $24,849.5   $5,304.6   $1,456.4   $141,172.8
  GMAC and related operations....     6,531.2       781.0     1,894.2       57.2      155.2      9,418.8
  Other income...................     3,193.5       177.7       483.5      354.8      150.1      4,359.6
                                   ----------   ---------   ---------   --------   --------   ----------
     Subtotal outside............   110,910.3     9,335.4    27,227.2    5,716.6    1,761.7    154,951.2
  Interarea......................    11,476.9    13,607.4       753.7       90.2       59.2           --
                                   ----------   ---------   ---------   --------   --------   ----------
     Total.......................  $122,387.2   $22,942.8   $27,980.9   $5,806.8   $1,820.9   $154,951.2
                                   ==========   =========   =========   ========   ========   ==========
Income Before Cumulative Effect
  of Accounting Change...........  $  2,075.5   $ 1,177.3   $ 1,337.1   $  828.5   $  256.9   $  5,658.7
                                   ----------   ---------   ---------   --------   --------   ----------
Net Income.......................  $  1,361.9   $ 1,132.8   $ 1,337.1   $  828.5   $  256.9   $  4,900.6
                                   ----------   ---------   ---------   --------   --------   ----------
Total Assets.....................  $154,175.7   $13,765.9   $29,523.6   $4,023.6   $3,463.4   $198,598.7
                                   ----------   ---------   ---------   --------   --------   ----------
Net Assets.......................  $ (1,178.2)  $ 4,724.0   $ 6,719.3   $2,178.2   $1,065.3   $ 12,823.8
                                   ----------   ---------   ---------   --------   --------   ----------
Average Number of Employees (in
  thousands).....................         437         101         126         27          6          697
                                   ==========   =========   =========   ========   ========   ==========
1993
Net Sales and Revenues
  Outside (excluding GMAC).......  $ 89,868.0   $ 7,311.5   $21,847.3   $4,595.0   $1,248.1   $124,869.9
  GMAC and related operations....     5,921.7       682.0     1,947.6       52.5      148.2      8,752.0
  Other income...................     3,783.5       210.0       345.2      191.3       67.6      4,597.6
                                   ----------   ---------   ---------   --------   --------   ----------
     Subtotal outside............    99,573.2     8,203.5    24,140.1    4,838.8    1,463.9    138,219.5
  Interarea......................    10,094.7    13,416.4       433.9      166.9       30.8           --
                                   ----------   ---------   ---------   --------   --------   ----------
     Total.......................  $109,667.9   $21,619.9   $24,574.0   $5,005.7   $1,494.7   $138,219.5
                                   ==========   =========   =========   ========   ========   ==========
Net Income.......................  $    190.1       680.8   $   604.7   $  798.0   $  160.4   $  2,465.8
                                   ----------   ---------   ---------   --------   --------   ----------
Total Assets.....................  $151,343.5   $10,963.7   $23,395.0   $3,113.4   $2,672.8   $188,200.9
                                   ----------   ---------   ---------   --------   --------   ----------
Net Assets.......................  $ (7,315.6)  $ 4,516.3   $ 5,967.3   $2,054.9   $1,001.2   $  5,597.5
                                   ----------   ---------   ---------   --------   --------   ----------
Average Number of Employees (in
  thousands).....................         448          99         131         27          6          711
                                   ==========   =========   =========   ========   ========   ==========

- -------------------------
* After elimination of interarea transactions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22. GENERAL MOTORS ACCEPTANCE CORPORATION AND SUBSIDIARIES

CONDENSED GMAC CONSOLIDATED STATEMENT OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  1995         1994        1993
                                                                ---------    --------    --------
                                                                      (DOLLARS IN MILLIONS)
Financing Revenue
  Retail and lease financing.................................   $ 3,291.6    $2,955.0    $3,673.4
  Operating leases...........................................     6,285.0     4,855.7     3,870.9
  Wholesale and term loans...................................     2,087.4     1,608.1     1,207.7
                                                                ----------   --------    --------
     Total financing revenue.................................    11,664.0     9,418.8     8,752.0
Interest and discount........................................     4,936.3     4,230.9     4,721.2
Depreciation on operating leases.............................     4,304.8     3,233.8     2,702.0
                                                                ----------   --------    --------
     Net financing revenue...................................     2,422.9     1,954.1     1,328.8
Insurance premiums earned....................................     1,082.4     1,127.6     1,107.2
Other income.................................................     2,116.8     1,598.6     2,624.3
                                                                ----------   --------    --------
     Net Financing Revenue and Other.........................     5,622.1     4,680.3     5,060.3
Expenses.....................................................     3,838.9     3,240.5     3,487.5
                                                                ----------   --------    --------
     Income before income taxes..............................     1,783.2     1,439.8     1,572.8
Income taxes.................................................       752.2       512.7       591.7
                                                                ----------   --------    --------
     Income before cumulative effect of accounting change....     1,031.0       927.1       981.1
Cumulative effect of accounting change.......................          --        (7.4)*        --
                                                                ----------   --------    --------
       Net Income............................................   $ 1,031.0    $  919.7    $  981.1
                                                                ==========   ========    ========
Cash dividends paid to General Motors........................   $   950.0    $  875.0    $1,250.0
                                                                ==========   ========    ========

- -------------------------
* GMAC adopted SFAS No. 112 effective January 1, 1994.

CONDENSED GMAC CONSOLIDATED BALANCE SHEET

                                                                              DECEMBER 31,
                                                                         -----------------------
                                                                           1995          1994
                                                                         ---------     ---------
                                                                          (DOLLARS IN MILLIONS)
Cash and cash equivalents.............................................   $ 1,448.6     $ 1,339.5
Investments in securities.............................................     4,328.2       3,891.7
Finance receivables -- net............................................    59,330.4      54,625.1
Net investment in operating leases....................................    22,134.9      17,809.2
Notes receivable from General Motors..................................          --       1,080.5
Other assets..........................................................     7,330.9       6,791.4
                                                                         ---------     ---------
     Total Assets.....................................................   $94,573.0     $85,537.4
                                                                         =========     =========
Short-term debt.......................................................   $43,871.8     $35,114.8
Accounts payable and other liabilities (including General Motors --
  $1,787.6 and $1,867.3)..............................................    11,381.3      10,989.3
Long-term debt........................................................    31,050.6      31,539.6
Stockholder's equity..................................................     8,269.3       7,893.7
                                                                         ---------     ---------
     Total Liabilities and Stockholder's Equity.......................   $94,573.0     $85,537.4
                                                                         =========     =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED GMAC CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
                                                                   (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities..............  $   4,998.7    $   4,735.8    $   4,901.8
                                                         -----------    -----------    -----------
Cash Flows from Investing Activities
Finance receivables -- acquisitions....................   (163,033.3)    (156,579.8)    (103,396.3)
Finance receivables -- liquidations....................    132,242.6      137,598.4       92,808.6
Notes receivable from General Motors...................      1,080.5          275.0       10,207.7
Operating leases -- acquisitions.......................    (14,034.6)     (13,086.8)      (6,971.3)
Operating leases -- liquidations.......................      5,642.5        3,569.5        2,572.7
Investments in securities -- acquisitions..............    (12,723.0)     (11,715.3)     (10,976.1)
Investments in securities -- liquidations..............     12,397.3       11,495.2       10,676.7
Proceeds from sales of receivables -- wholesale........     20,718.2       13,098.9             --
Proceeds from sales of receivables -- retail...........      5,264.3        5,701.1       13,072.2
Due and deferred from receivable sales.................        231.9          322.9         (618.4)
Other..................................................        579.4         (612.5)         449.1
                                                         -----------    -----------    -----------
     Net Cash Provided by (Used in) Investing
       Activities......................................    (11,634.2)      (9,933.4)       7,824.9
                                                         -----------    -----------    -----------
Cash Flows from Financing Activities
Debt with original maturities 90 days and
                                over -- proceeds.......     47,807.0       46,348.0       38,577.4
                                     -- liquidations...    (44,138.7)     (46,541.3)     (45,148.0)
Debt with original maturities less than 90 days -- net
  change...............................................      4,026.5        3,540.8       (4,744.0)
Cash dividends paid to General Motors..................       (950.0)        (875.0)      (1,250.0)
Proceeds from issuance of stock to General Motors......           --           35.0             --
                                                         -----------    -----------    -----------
     Net Cash Provided by (Used in) Financing
       Activities......................................      6,744.8        2,507.5      (12,564.6)
                                                         -----------    -----------    -----------
Effect of exchange rate changes on cash and cash
  equivalents..........................................         (0.2)           1.5           (5.1)
                                                         -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents...        109.1       (2,688.6)         157.0
Cash and cash equivalents at beginning of the year.....      1,339.5        4,028.1        3,871.1
                                                         -----------    -----------    -----------
     Cash and cash equivalents at end of the year......  $   1,448.6    $   1,339.5    $   4,028.1
                                                         ===========    ===========    ===========
Supplementary cash flow information
  Interest paid........................................  $   4,783.3    $   4,223.7    $   4,819.1
  Income taxes paid (refundable).......................  $     210.9    $     (16.0)   $     430.5

INVESTMENTS IN SECURITIES

     GMAC's bonds, equity securities, notes, certificates of deposit, other investments, and preferred stocks with mandatory redemption terms are carried at fair value.

                                                                       DECEMBER 31, 1995
                                                        ------------------------------------------------
                                                                      FAIR      UNREALIZED    UNREALIZED
                  Type of Security                        COST       VALUE        GAINS         LOSSES
                                                        --------    --------    ----------    ----------
                                                                     (DOLLARS IN MILLIONS)
Bonds, notes, and other securities
  United States Government and governmental agencies
     and authorities.................................   $  268.0    $  279.4      $ 11.5        $ (0.1)
  States, municipalities, and political
     subdivisions....................................    1,720.8     1,825.0       112.7          (8.5)
  Other..............................................    1,621.3     1,674.1        54.5          (1.7)
                                                        --------    --------      ------        ------
Total debt securities................................    3,610.1     3,778.5       178.7         (10.3)
Equity securities....................................      280.0       549.7       284.6         (14.9)
                                                        --------    --------      ------        ------
     Total investments in securities.................   $3,890.1    $4,328.2      $463.3        $(25.2)
                                                        ========    ========      ======        ======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

                                                                       DECEMBER 31, 1994
                                                        ------------------------------------------------
                                                                      FAIR      UNREALIZED    UNREALIZED
                  Type of Security                        COST       VALUE        GAINS         LOSSES
                                                        --------    --------    ----------    ----------
                                                                     (DOLLARS IN MILLIONS)
Bonds, notes, and other securities
  United States Government and governmental agencies
     and authorities.................................   $  298.5    $  285.0      $  0.3       $  (13.8)
  States, municipalities, and political
     subdivisions....................................    1,813.3     1,747.4        38.0         (103.9)
  Other..............................................    1,417.0     1,387.3         4.2          (33.9)
                                                        --------    --------      ------        -------
Total debt securities................................    3,528.8     3,419.7        42.5         (151.6)
Equity securities....................................      280.9       472.0       203.2          (12.1)
                                                        --------    --------      ------        -------
       Total investments in securities...............   $3,809.7    $3,891.7      $245.7       $ (163.7)
                                                        ========    ========      ======        =======

     The distribution of maturities of GMAC's debt securities is summarized below:

                                                                         DECEMBER 31,
                                                         --------------------------------------------
                                                                 1995                    1994
                                                         --------------------    --------------------
                                                                                   FAIR
                       Maturity                                        COST       VALUE        COST
                                                                     --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Due in one year or less...............................   $  265.5    $  269.6    $  177.6    $  179.0
Due after one year through five years.................      900.8       935.2       637.9       631.5
Due after five years through 10 years.................    1,020.4     1,084.5       997.9       968.8
Due after 10 years....................................      861.9       925.7     1,094.3     1,027.4
Mortgage-backed securities............................      561.5       563.5       621.1       613.0
                                                         --------    --------    --------    --------
       Total debt securities..........................   $3,610.1    $3,778.5    $3,528.8    $3,419.7
                                                         ========    ========    ========    ========

     The following table summarizes proceeds, gains, and losses realized from the sale of investment securities:

                                                                      YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                    1995        1994        1993
                                                                  --------    --------    --------
                                                                       (DOLLARS IN MILLIONS)
Debt Securities
  Sale Proceeds................................................   $1,370.9    $1,036.4    $2,093.4
  Gross Realized Gains.........................................       21.4        15.0        58.6
  Gross Realized Losses........................................       15.5        18.9        13.3
Equity Securities
  Sale Proceeds................................................   $  202.7    $  185.1    $  258.6
  Gross Realized Gains.........................................       87.4        80.5       160.5
  Gross Realized Losses........................................        6.9        11.9         2.3

                                     * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                            1995 QUARTERS
                                                        -----------------------------------------------------
                                                           1ST             2ND           3RD           4TH
                                                        ---------       ---------     ---------     ---------
                                                           (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues................................. $43,285.0       $44,146.2     $37,462.9     $43,934.5
                                                        =========       =========     =========     =========
Income before income taxes............................. $ 3,479.7       $ 3,217.2     $   803.4     $ 2,276.0(1)
U.S., foreign, and other income taxes..................   1,325.7           947.1         161.0(2)      410.0(1)
                                                        ---------       ---------     ---------     ---------
  Income before cumulative effect of accounting
    change.............................................   2,154.0         2,270.1         642.4       1,866.0
Cumulative effect of accounting change.................     (51.8)(3)          --            --            --
                                                        ---------       ---------     ---------     ---------
  Net income...........................................   2,102.2         2,270.1         642.4       1,866.0
Dividends on preference stocks.........................      72.0           199.5(4)       41.4          50.7
                                                        ---------       ---------     ---------     ---------
  Income on common stocks.............................. $ 2,030.2       $ 2,070.6     $   601.0     $ 1,815.3
                                                        =========       =========     =========     =========
Earnings attributable to common stocks
  $1 2/3 par value before cumulative effect of
    accounting change.................................. $ 1,896.3       $ 1,796.0     $   316.7     $ 1,499.8
  Cumulative effect of accounting change...............     (51.8)(3)          --            --            --
                                                        ---------       ---------     ---------     ---------
  Net earnings attributable to $1 2/3 par value........ $ 1,844.5       $ 1,796.0     $   316.7     $ 1,499.8
                                                        =========       =========     =========     =========
  Net earnings attributable to Class E................. $   122.4       $   205.8     $   222.9     $   244.4
                                                        =========       =========     =========     =========
  Net earnings attributable to Class H................. $    63.3       $    68.8     $    61.4     $    71.1
                                                        =========       =========     =========     =========
Average number of shares of common stocks outstanding
  (in millions)
  $1 2/3 par value.....................................     752.6           746.3         748.2         751.5
  Class E..............................................     300.0           438.7(5)      438.8         438.9
  Class H..............................................      94.2            95.4          95.9          96.5
Earnings per share attributable to common stocks
  $1 2/3 par value before cumulative effect of
    accounting change..................................    $ 2.51           $2.39         $0.42         $1.98
  Cumulative effect of accounting change...............     (0.07)(3)          --            --            --
                                                           ------           -----         -----         -----
  Net earnings attributable to $1 2/3 par value........    $ 2.44           $2.39         $0.42         $1.98
                                                           ======           =====         =====         =====
  Net earnings attributable to Class E.................    $ 0.42           $0.47         $0.51         $0.56
                                                           ======           =====         =====         =====
  Net earnings attributable to Class H.................    $ 0.67           $0.72         $0.64         $0.74
                                                           ======           =====         =====         =====
Cash dividends per share of common stocks
  $1 2/3 par value.....................................     $0.20           $0.30         $0.30         $0.30
  Class E..............................................      0.13            0.13          0.13          0.13
  Class H..............................................      0.23            0.23          0.23          0.23
Price range of common stocks
  $1 2/3 par value(6): High............................    $45.63          $49.00        $51.88        $53.13
                       Low.............................     37.25           42.38         45.38         43.38
  Class E(6):          High............................     41.38           45.25         47.50         52.63
                       Low.............................     36.88           38.38         41.50         43.88
  Class H(6):          High............................     41.75           41.63         42.75         50.00
                       Low.............................     33.25           37.75         39.13         39.50

- -------------------------
(1) Income taxes and interest expense in the fourth quarter reflect benefits related to the resolution of worldwide prior year income tax issues. Income taxes also reflects the benefit of a U.S. net operating loss carryback -- for tax purposes only -- to years with higher tax rates.

(2) The effective income tax rate in the third quarter reflects tax benefits from the mix of foreign income and foreign income taxes.

(3) In November 1995, the Corporation adopted, retroactive to January 1, 1995, the provisions of the EITF consensus on Issue No. 95-1. The unfavorable cumulative effect of this accounting change was $51.8 million, or $0.07 per share of $1 2/3 par value common stock. Previously reported first quarter results have been restated to reflect the effects of adoption. The effect on other 1995 quarters was not material.

(4) Includes a $153.4 million tender offer premium associated with the repurchase of a portion of the Series B, D, and G preference stock.

(5) Reflects Class E common stock contribution to the U.S. Hourly Pension Plan.

(6) The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1 2/3 par value common stock is also listed on the Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1995, there were 625,652 holders of record of $1 2/3 par value common stock, 272,096 holders of record of Class E common stock, and 267,052 holders of record of Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY DATA (UNAUDITED) -- CONCLUDED

                                                                            1994 QUARTERS
                                                       -------------------------------------------------------
                                                          1ST             2ND           3RD             4TH
                                                       ---------       ---------     ---------       ---------
                                                           (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues..............................   $37,495.4       $40,392.2     $34,510.3       $42,553.3
                                                       =========       =========     =========       =========
Income before income taxes..........................   $ 2,452.1       $ 3,086.2     $   453.6       $ 2,361.4
U.S., foreign, and other income taxes (credit)......       840.3         1,163.4         (98.4)(1)       789.3
                                                       ---------       ---------     ---------       ---------
  Income before cumulative effect of accounting
    change..........................................     1,611.8         1,922.8         552.0         1,572.1
Cumulative effect of accounting change..............      (758.1)(2)          --            --              --
                                                       ---------       ---------     ---------       ---------
    Net income......................................       853.7         1,922.8         552.0         1,572.1
Dividends on preference stocks......................        86.8            89.7          72.1            72.1
                                                       ---------       ---------     ---------       ---------
    Income on common stocks.........................   $   766.9       $ 1,833.1     $   479.9       $ 1,500.0
                                                       =========       =========     =========       =========
Earnings attributable to common stocks
    $1 2/3 par value before cumulative effect of
      accounting change.............................   $ 1,362.1       $ 1,665.3     $   306.0       $ 1,311.8
    Cumulative effect of accounting change..........      (751.3)(2)          --            --              --
                                                       ---------       ---------     ---------       ---------
    Net earnings attributable to $1 2/3 par value...   $   610.8       $ 1,665.3     $   306.0       $ 1,311.8
                                                       =========       =========     =========       =========
    Net earnings attributable to Class E............   $    92.1       $   106.5     $   117.3       $   128.5
                                                       =========       =========     =========       =========
    Class H before cumulative effect of accounting
      change........................................   $    70.8       $    61.3     $    56.6       $    59.7
    Cumulative effect of accounting change..........        (6.8)(2)          --            --              --
                                                       ---------       ---------     ---------       ---------
    Net earnings attributable to Class H............   $    64.0       $    61.3     $    56.6       $    59.7
                                                       =========       =========     =========       =========
Average number of shares of common stocks
  outstanding
  (in millions)
    $1 2/3 par value................................       725.3           733.1         752.7           753.7
    Class E.........................................       257.9           260.1         261.2           261.9
    Class H.........................................        90.6            91.7          92.7            93.3
Earnings per share attributable to common stocks
    $1 2/3 par value before cumulative effect of
      accounting change.............................      $ 1.86           $2.23         $0.40           $1.74
    Cumulative effect of accounting change..........       (1.05)(2)          --            --              --
                                                          ------           -----         -----           -----
    Net earnings attributable to $1 2/3 par value...      $ 0.81           $2.23         $0.40           $1.74
                                                          ======           =====         =====           =====
    Net earnings attributable to Class E............      $ 0.36           $0.41         $0.45           $0.49
                                                          ======           =====         =====           =====
    Class H before cumulative effect of accounting
      change........................................      $ 0.78           $0.67         $0.61           $0.64
    Cumulative effect of accounting change..........       (0.08)(2)          --            --              --
                                                          ------           -----         -----           -----
    Net earnings attributable to Class H............      $ 0.70           $0.67         $0.61           $0.64
                                                          ======           =====         =====           =====
Cash dividends per share of common stocks
    $1 2/3 par value................................       $0.20           $0.20         $0.20           $0.20
    Class E.........................................        0.12            0.12          0.12            0.12
    Class H.........................................        0.20            0.20          0.20            0.20
Price range of common stocks
  $1 2/3 par value: High............................      $65.38          $60.13        $53.38          $48.38
                    Low.............................       52.00           49.75         46.25           36.13
  Class E:          High............................       36.88           38.00         38.50           39.50
                    Low.............................       27.50           32.88         33.00           34.75
  Class H:          High............................       40.38           38.75         38.00           37.75
                    Low.............................       32.63           31.75         34.63           31.00

- -------------------------
(1) The income tax credit in the third quarter is primarily a function of the low level of pre-tax income, a low effect tax rate for foreign operations, and a favorable adjustment related to book tax accruals which had been established in prior years.

(2) Effective January 1, 1994, General Motors adopted SFAS No. 112. The unfavorable cumulative effect of adopting SFAS No. 112 was $758.1 million, or $751.3 million, $1.05 per share, attributable to $1 2/3 par value common stock and $6.8 million, $0.08 per share, attributable to Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED)

                                                      AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1995             1994             1993
                                                     ----------       ----------       ----------
                                                    (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues............................   $168,828.6       $154,951.2       $138,219.5
Income before income taxes........................   $  9,776.3       $  8,353.3       $  2,575.3
Percentage of sales and revenues..................          5.8%             5.4%             1.9%
                                                     ==========       ==========       ==========
Net income........................................   $  6,880.7(1)    $  4,900.6       $  2,465.8
Income on common stocks...........................   $  6,517.1       $  4,579.9       $  2,109.0
Rate of return on average common stockholders'
  equity..........................................         54.2%(2)         79.9%(2)        104.2%(2)
                                                     ==========       ==========       ==========
$1 2/3 par value common stock
  Earnings attributable to........................   $  5,457.0(1)    $  3,893.9(3)    $  1,537.3
  Cash dividends..................................        824.2            592.6            565.8
                                                     ----------       ----------       ----------
  Net income retained.............................   $  4,632.8       $  3,301.3       $    971.5
                                                     ==========       ==========       ==========
  Earnings per share..............................        $7.21(1)         $5.15(3)         $2.13
  Cash dividends per share........................         1.10             0.80             0.80
                                                     ----------       ----------       ----------
  Net income retained per share...................        $6.11            $4.35            $1.33
                                                     ==========       ==========       ==========
Class E common stock
  Earnings attributable to........................   $    795.5       $    444.4       $    367.2
  Cash dividends..................................        205.4            124.8             97.2
                                                     ----------       ----------       ----------
  Net income retained.............................   $    590.1       $    319.6       $    270.0
                                                     ==========       ==========       ==========
  Earnings per share..............................        $1.96            $1.71            $1.51
  Cash dividends per share........................         0.52             0.48             0.40
                                                     ----------       ----------       ----------
  Net income retained per share...................        $1.44            $1.23            $1.11
                                                     ==========       ==========       ==========
Class H common stock
  Earnings attributable to........................   $    264.6       $    241.6(3)    $    204.5
  Cash dividends..................................         87.9             73.8             64.1
                                                     ----------       ----------       ----------
  Net income retained.............................   $    176.7       $    167.8       $    140.4
                                                     ==========       ==========       ==========
  Earnings per share..............................        $2.77            $2.62(3)         $2.30
  Cash dividends per share........................         0.92             0.80             0.72
                                                     ----------       ----------       ----------
  Net income retained per share...................        $1.85            $1.82            $1.58
                                                     ==========       ==========       ==========
Average number of shares of common stocks
  outstanding (in millions)
  $1 2/3 par value................................        749.7            741.3            710.2
  Class E.........................................        404.6            260.3            243.0
  Class H.........................................         95.5             92.1             88.6
Cash dividends on capital stocks as a % of net
  income..........................................         19.3%            22.7%            44.0%
Expenditures for real estate, plants, and
  equipment.......................................   $  6,351.4       $  4,883.7       $  3,822.1
Expenditures for special tools....................   $  3,725.9       $  2,341.4       $  2,648.6
Cash and marketable securities....................   $ 16,642.9       $ 16,075.6       $ 17,962.7
Working capital (with GMAC on an equity basis)....   $  2,390.5       $    700.9       $  2,822.2
Current ratio (with GMAC on an equity basis)......         1.06             1.02             1.08
Total assets......................................   $217,123.4       $198,598.7       $188,200.9
Long-term debt and capitalized leases (with GMAC
  on an equity basis).............................   $  6,134.0       $  6,218.7       $  6,383.6

- -------------------------
See notes on page II-49.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED) -- CONTINUED

                                                                           AS OF AND FOR THE
                                                                       YEARS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                        1992               1991
                                                                     ----------         ----------
                                                                      (DOLLARS IN MILLIONS EXCEPT
                                                                          PER SHARE AMOUNTS)
Net sales and revenues........................................       $132,242.2         $123,108.8
Loss before income taxes......................................       $ (3,333.1)        $ (5,892.3)
Percentage of sales and revenues..............................             (2.5)%             (4.8)%
                                                                     ==========         ==========
Net loss......................................................       $(23,498.3)        $ (4,452.8)
Loss on common stocks.........................................       $(23,804.6)        $ (4,523.2)
Rate of return on average common stockholders' equity.........           (169.3)%(2)         (15.9)%
                                                                     ==========         ==========
$1 2/3 par value common stock
  Loss attributable to........................................       $(23,940.7) (4)    $ (4,851.4) (5)
  Cash dividends..............................................            945.4              983.4
                                                                     ----------         ----------
  Net loss accumulated........................................       $(24,886.1)        $ (5,834.8)
                                                                     ==========         ==========
  Loss per share..............................................          $(38.28) (4)        $(7.97) (5)
  Cash dividends per share....................................             1.40               1.60
                                                                     ----------         ----------
  Net loss accumulated per share..............................          $(39.68)            $(9.57)
                                                                     ==========         ==========
Class E common stock
  Earnings attributable to....................................       $    278.4         $    223.6(5)
  Cash dividends..............................................             76.1               62.5
                                                                     ----------         ----------
  Net income retained.........................................       $    202.3         $    161.1
                                                                     ==========         ==========
  Earnings per share..........................................            $1.33              $1.14(5)
  Cash dividends per share....................................             0.36               0.32
                                                                     ----------         ----------
  Net income retained per share...............................            $0.97              $0.82
                                                                     ==========         ==========
Class H common stock
  Earnings (Loss) attributable to.............................       $   (142.3) (4)    $    104.6(5)
  Cash dividends..............................................             53.3               54.3
                                                                     ----------         ----------
  Net income retained (loss accumulated)......................       $   (195.6)        $     50.3
                                                                     ==========         ==========
  Earnings (Loss) per share...................................           $(2.29) (4)         $1.39(5)
  Cash dividends per share....................................             0.72               0.72
                                                                     ----------         ----------
  Net income retained (loss accumulated) per share............           $(3.01)             $0.67
                                                                     ==========         ==========
Average number of shares of common stocks outstanding (in
  millions)
  $1 2/3 par value............................................            670.5              614.6
  Class E.....................................................            209.1              195.3
  Class H.....................................................             75.3               73.7
Cash dividends on capital stocks as a % of net income.........              N/A                N/A
Expenditures for real estate, plants, and equipment...........       $  4,336.7         $  4,255.1
Expenditures for special tools................................       $  2,252.9         $  2,956.8
Cash and marketable securities................................       $ 15,107.7         $ 10,192.4
Working capital (with GMAC on an equity basis)................       $ 10,938.6         $ 10,807.1
Current ratio (with GMAC on an equity basis)..................             1.32               1.36
Total assets..................................................       $190,196.0         $184,074.6
Long-term debt and capitalized leases (with GMAC on an equity
  basis)......................................................       $  7,055.4         $  6,699.1

- -------------------------
See notes on page II-49.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTARY INFORMATION -- CONCLUDED

SELECTED FINANCIAL DATA (UNAUDITED) -- CONCLUDED

- -------------------------
(1) In November 1995, the Corporation adopted, retroactive to January 1, 1995, the provisions of the EITF consensus on Issue No. 95-1. The unfavorable effect of this accounting change was $51.8 million, or $0.07 per share of
   $1 2/3 par value common stock.

(2) The high returns in 1995, 1994, and 1993 compared to the large negative return in 1992 reflect the adoption of SFAS No. 106 and its impact on lowering average common stockholders' equity.

(3) General Motors adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1994. The unfavorable cumulative effect of adopting SFAS No. 112 was $751.3 million or $1.05 per share of $1 2/3 par value and $6.8 million or $0.08 per share of Class H common stock.

(4) General Motors adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1992. The unfavorable cumulative effect of adopting SFAS No. 106 was $20,687.3 million or $33.38 per share of $1 2/3 par value and $150.4 million or $2.08 per share of Class H common stock. Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses. The unfavorable effect of this change on 1992 earnings was $32.8 million or $0.05 per share of $1 2/3 par value and $7.2 million or $0.10 per share of Class H common stock.

(5) Effective January 1, 1991, accounting procedures were changed to include in inventory general purpose spare parts previously charged directly to expense. The effect of this change on 1991 earnings was a favorable adjustment of $302.7 million or $0.50 per share of $1 2/3 par value and $3.8 million or $0.04 per share of Class H common stock. Also, General Motors adopted SFAS No. 109, Accounting for Income Taxes, effective January 1, 1991. The favorable (unfavorable) cumulative effect of adopting SFAS No. 109 was $230.5 million or $0.38 per share of $1 2/3 par value, ($6.1) million or ($0.03) per share of Class E, and $8.3 million or $0.09 per share of Class H common stock.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GM-NAO/DELPHI FINANCIAL HIGHLIGHTS

                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1995             1994             1993
                                                     ----------       ----------       ----------
                                                                (DOLLARS IN MILLIONS)
Net Sales
  Vehicles and service parts...................      $ 95,936.0       $ 91,767.6       $ 80,553.1
  Components...................................        26,425.5         26,096.7         25,090.1
  Intrasector eliminations.....................       (19,108.6)       (19,731.8)       (19,678.7)
                                                     ----------       ----------       ----------
       Total Net Sales.........................       103,252.9         98,132.5         85,964.5
                                                     ----------       ----------       ----------
Pre-tax Income (Loss)..........................         3,346.4          1,589.3         (2,387.7)
Income Taxes (Benefit).........................           962.7            268.4         (1,336.2)
Earnings of Nonconsolidated Affiliates.........            63.6             61.0             39.8
Cumulative effect of accounting changes........           (51.8)(1)       (704.6)(2)           --
                                                     ----------       ----------       ----------
       Net Income (Loss).......................      $  2,395.5       $    677.3       $ (1,011.7)
                                                     ==========       ==========       ==========
       Profit (Loss) Margin(3).................             2.3%             0.7%            (1.2)%
Depreciation and Amortization..................        $4,663.6         $4,324.2         $4,224.7
Capital Expenditures...........................        $6,012.8         $3,976.0         $3,560.7
Worldwide Employment at December 31, (in
  thousands)...................................             434              431              436

- -------------------------
(1) In November 1995, the provisions of Issue No. 95-1 of the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) were retroactively adopted to January 1, 1995, which had an unfavorable impact of $51.8 million.

(2) Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, was adopted effective January 1, 1994, which had an unfavorable impact of $704.6 million.

(3) Profit (loss) margin represents net income (loss) as a percent of net sales.

GM-NAO/DELPHI FINANCIAL REVIEW

     The net income of GM-NAO/Delphi, which represents the combined results for GM-NAO and Delphi Automotive Systems, totaled $2.4 billion, or 2.3% of net sales, an increase of $1.7 billion from 1994. Excluding accounting changes, 1995 net income was $2.4 billion, up $1.0 billion from the 1994 net income of $1.4 billion. The improved profitability reflected revenue growth and savings from continued global sourcing and lean manufacturing strategies.

     Net sales were $103.3 billion for 1995, an increase of $5.2 billion over 1994. The net sales increase resulted from a 23,000 unit increase in wholesale sales to nearly 5.6 million units as well as favorable price retention and an increase of approximately 9% in Delphi's non-GM-NAO vehicle sales. These increases were partially offset by a year-over-year shift in vehicle sales from the large/luxury segments to the small/compact segments.

     GM's North American vehicle deliveries were 5.3 million units in 1995, which resulted in a market share of 32.3%, unchanged from 1994. GM has maintained its position as the #1 vehicle producer in North America for over 60 years. During 1995, GM-NAO increased its market share in both Canada and Mexico reflecting the favorable customer reaction to new products. However, in the U.S., market share was adversely affected by continuing capacity constraints for the most popular truck models.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GM-NAO

                                                                      YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                  1995                          1994                          1993
                                       ---------------------------   ---------------------------   ---------------------------
                                                           GM AS                         GM AS                         GM AS
                                                           A % OF                        A % OF                        A % OF
                                       INDUSTRY    GM     INDUSTRY   INDUSTRY    GM     INDUSTRY   INDUSTRY    GM     INDUSTRY
                                       --------   -----   --------   --------   -----   --------   --------   -----   --------
                                                                        (UNITS IN THOUSANDS)
United States
  Cars...............................    8,636    2,956     34.2%      8,991    3,079     34.3%      8,519    2,927     34.4%
  Trucks.............................    6,483    1,939     29.9%      6,422    1,984     30.9%      5,682    1,786     31.4%
                                        ------    -----               ------    -----               ------    -----
    Total United States(1)...........   15,119    4,895     32.4%     15,413    5,063     32.8%     14,201    4,713     33.2%
Other North America
  Canada.............................    1,165      385     33.0%      1,258      410     32.6%      1,190      378     31.8%
  Mexico.............................      225       48     21.4%        620      113     18.2%        607      107     17.6%
                                        ------    -----               ------    -----               ------    -----
    Total North America..............   16,509    5,328     32.3%     17,291    5,586     32.3%     15,998    5,198     32.5%
                                        ======    =====               ======    =====               ======    =====
WHOLESALE SALES -- GM-NAO
  Cars...............................             3,352                         3,353                         3,238
  Trucks.............................             2,208                         2,184                         1,968
                                                  -----                         -----                         -----
    Total............................             5,560                         5,537                         5,206
                                                  =====                         =====                         =====

- -------------------------
(1) Industry deliveries include foreign brands of 4,052,000 units or 26.8% in 1995, 4,136,000 units or 26.8% in 1994, and 3,723,000 units or 26.2% in
    1993.

     During 1994, net sales increased $12.1 billion or 14.1% compared to net sales of $86.0 billion for 1993. The increased net sales in 1994 primarily resulted from higher wholesale sales in line with vehicle deliveries. GM-NAO vehicle deliveries increased 7.5% during 1994, slightly below the full-year industry delivery increase of 8.1%.

     Significant cost savings were achieved in the two primary drivers of costs -- material and manufacturing. Material cost reductions in 1995 and 1994 resulted from on-going efforts led by our worldwide purchasing team, while our lean manufacturing initiatives increased efficiency and quality. Manufacturing cost savings in 1995 also reflected lower pension costs from improved funding of U.S. pension plans. The manufacturing cost savings in 1995 and 1994 were partially offset by increased safety and emissions costs and spending to support new product development. Increased truck production, in response to market demand, and trimming of unneeded capacity resulted in capacity utilization increasing from 77% in 1993 to 87% in 1995.

     Pre-tax income for 1995 increased by $1.76 billion to $3.35 billion, compared to $1.59 billion for 1994 and a pre-tax loss of $2.39 billion for 1993. The 1995 increase in the pre-tax income reflected the material and manufacturing efficiencies and lower interest expense, partially offset by increased depreciation and amortization associated with new equipment and special tools. The 1994 improvement is principally attributable to increased volume and material and manufacturing efficiencies, partially offset by increased new product development expenditures.

     The effective income (benefit) tax rate for 1995 was 28.8% compared to 16.9% for 1994 and (56.0%) for 1993. The 1995 effective income tax rate reflected a U.S. net operating loss -- for tax purposes only -- that will be carried back to prior years that were subject to higher income tax rates. The 1994 effective income tax rate reflected favorable tax positions in Canada and Mexico, while the higher than normal 1993 income tax benefits resulted from the favorable impact of the increase in the U.S. corporate income tax rate. The higher rate resulted in benefits because of GM-NAO/Delphi's net deferred tax asset position.

     On March 22, 1996, General Motors reached an agreement with the United Auto Workers Local 696 in Dayton, Ohio that ended a work stoppage that had ceased production at 26 of its 29 North American assembly plants and at certain of its automotive component plants. General Motors estimates that the work stoppage will have an unfavorable effect of approximately $900 million after tax, or $1.20 per share of $1 2/3 par value common stock, on its operating results for the first quarter of 1996.

     Statements regarding the effect of the work stoppage and the estimated unfavorable impact on GM's operating results are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary.

GMIO FINANCIAL HIGHLIGHTS

                                                                  YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                             1995           1994           1993
                                                           ---------      ---------      ---------
                                                                    (DOLLARS IN MILLIONS)
Net Sales...............................................   $32,111.6      $28,086.5      $24,942.4
                                                           ---------      ---------      ---------
Pre-tax Income..........................................     1,600.6        2,231.5        1,393.7
Income Taxes............................................       161.5          817.6          228.3
Earnings (Loss) of Nonconsolidated Affiliates...........       204.5          161.3         (179.4)
                                                           ---------      ---------      ---------
Net Income
  GM Europe.............................................       796.4          694.9          243.7
  Other International...................................       847.2          880.3          742.3
                                                           ---------      ---------      ---------
       Total Net Income.................................   $ 1,643.6      $ 1,575.2      $   986.0
                                                           =========      =========      =========
       Profit Margin....................................         5.1%           5.6%           4.0%
Depreciation and Amortization...........................    $1,364.3       $1,202.0        $ 985.3
Capital Expenditures....................................    $2,086.1       $1,387.5       $1,509.2
Worldwide Employment at December 31, (in thousands).....         103            102            107

GMIO FINANCIAL REVIEW

     GMIO further improved profitability in 1995 with net income of $1,643.6 million compared with $1,575.2 million in 1994 and $986.0 million in 1993. The increased net income in 1995 and 1994 resulted from significant improvements in GM Europe's (GME) earnings and continued strong financial results from our Latin American Operations.

     Total net sales for GMIO increased by $4.0 billion, or 14.2%, to $32.1 billion in 1995 compared with $28.1 billion in 1994. Net sales for 1994 were $3.2 billion, or 12.9% higher than 1993. At the pre-tax level, GMIO recorded income of $1,600.6 million which was down significantly from the 1994 pre-tax income of $2,231.5 million. During 1994, pre-tax income increased $837.8 million compared to 1993. The reduction in pre-tax income in 1995 was largely the result of adverse foreign exchange rate movements of approximately $600 million, material and labor cost pressures in Latin America, and start-up and launch costs associated with the introduction in Europe of the new Opel/Vauxhall Vectra. These higher 1995 costs were partially offset by increased volume worldwide. The 1994 results reflected increased volume worldwide, partially offset by substantial business development costs of expanding GMIO's operations in the fast growing Latin American and Asian and Pacific regions. With a favorable income tax position compared to 1994 and growth in the earnings of nonconsolidated affiliates, GMIO was able to attain a 5.1% profit margin in 1995 compared to 5.6% in 1994 and 4.0% in 1993.

     Looking at the regional split of net income, GMIO's net income improvement in 1995 and 1994 resulted from gains from GME, although the balance of GMIO's operations generated $847.2 million and $880.3 million of net income in 1995 and 1994, respectively. GME's net income improved from $694.9 million in 1994 to $796.4 million in 1995, a $101.5 million, or 14.6%, increase. During 1994, GME's net income more than doubled, compared to net income of $243.7 million in 1993. The improvement in 1995 reflected volume gains, material and manufacturing cost reductions, and a favorable income tax rate, partially offset by negative exchange rate movements and costs associated with the new Vectra model introduction in the second half of the year. The increase in net income for GME from 1993 to 1994 resulted from strong volume gains, lower employment -- separation costs, and manufacturing -- and material-cost reductions.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GMIO

                                                                YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------
                                             1995                         1994                         1993
                                  --------------------------   --------------------------   --------------------------
                                                     GM AS A                      GM AS A                      GM AS A
                                                      % OF                         % OF                         % OF
                                  INDUSTRY    GM     INDUSTRY  INDUSTRY    GM     INDUSTRY  INDUSTRY    GM     INDUSTRY
                                  --------   -----   -------   --------   -----   -------   --------   -----   -------
                                                                  (UNITS IN THOUSANDS)
INTERNATIONAL
Europe
  Germany.......................    3,586      581     16.2%     3,470      553     15.9%     3,455      547     15.8%
  United Kingdom................    2,179      335     15.4%     2,139      347     16.2%     1,975      340     17.2%
  Other West Europe.............    7,680      751      9.8%     7,815      751      9.6%     7,196      671      9.3%
                                   ------    -----              ------    -----              ------    -----
       Total West Europe........   13,445    1,667     12.4%    13,424    1,651     12.3%    12,626    1,558     12.3%
  Central/East Europe...........    1,816       58      3.2%     1,764       53      3.0%     2,949       64      2.2%
                                   ------    -----              ------    -----              ------    -----
       Total Europe.............   15,261    1,725     11.3%    15,188    1,704     11.2%    15,575    1,622     10.4%
                                   ------    -----              ------    -----              ------    -----
Latin America, Africa and the
Middle East (LAAMO)
  Brazil........................    1,728      348     20.2%     1,398      269     19.3%     1,135      255     22.5%
  Venezuela.....................       89       28     31.6%        75       22     30.0%       125       31     24.8%
  Other Latin American..........      993      127     12.8%     1,189      125     10.5%     1,015      121     11.9%
                                   ------    -----              ------    -----              ------    -----
       Total Latin America......    2,810      503     17.9%     2,662      416     15.6%     2,275      407     17.9%
  Africa........................      615       80     13.0%       501       63     12.5%       518       57     11.0%
  Middle East...................      534       64     11.9%       607       63     10.4%       730       72      9.9%
                                   ------    -----              ------    -----              ------    -----
       Total LAAMO..............    3,959      647     16.3%     3,770      542     14.4%     3,523      536     15.2%
                                   ------    -----              ------    -----              ------    -----
Asian and Pacific
  Australia.....................      643      129     20.2%       616      122     19.8%       556      102     18.3%
  Other Asian and Pacific.......   12,306      495      4.0%    11,854      425      3.6%    11,152      393      3.5%
                                   ------    -----              ------    -----              ------    -----
       Total Asian and
          Pacific...............   12,949      624      4.8%    12,470      547      4.4%    11,708      495      4.2%
                                   ------    -----              ------    -----              ------    -----
       Total International......   32,169    2,996      9.3%    31,428    2,793      8.9%    30,806    2,653      8.6%
                                   ======    =====              ======    =====              ======    =====
WHOLESALE SALES -- GMIO
  Cars..........................             2,233                        2,127                        1,931
  Trucks........................               774                          664                          648
                                             -----                        -----                        -----
       Total....................             3,007                        2,791                        2,579
                                             =====                        =====                        =====

     In the remainder of GMIO's operations, 1995 net income declined marginally from the $880.3 million reported in 1994 -- a $33.1 million, or 3.8%, reduction
- -- and net income for 1994 increased 18.6% compared to 1993. The primary causes of the decline in 1995 were the impact of the government initiated "Popular Car" program in Brazil which negatively impacted sales mix; adverse exchange rate movements; material and labor costs pressures in Latin America; and continued growth-related expenditures in the Asian and Pacific region. These negative factors were partially offset by a favorable income tax rate, improved volumes, and income gains from nonconsolidated affiliates -- particularly Isuzu. The improvement in 1994 compared to 1993 resulted from industry expansions in Latin America and the Asian and Pacific region and improved results from nonconsolidated affiliates, partially offset by capacity constraints in Brazil, the timing of start-up operations in Argentina, and substantial business development costs.

     Finally, as an indication of its continued commitment to leadership in the international automotive business, GMIO's capital expenditures in 1995 totaled approximately $2.1 billion, nearly 50% more than the $1.4 billion spent in 1994, which was down slightly compared to 1993.

GMAC FINANCIAL HIGHLIGHTS

                                                                   YEARS ENDED DECEMBER 31,
                                                             -------------------------------------
                                                               1995          1994          1993
                                                             ---------     ---------     ---------
                                                                     (DOLLARS IN MILLIONS)
Financing Revenue
  Retail and lease financing..............................    $3,291.6      $2,955.0      $3,673.4
  Operating leases........................................     6,285.0       4,855.7       3,870.9
  Wholesale and term loans................................     2,087.4       1,608.1       1,207.7
                                                             ---------     ---------     ---------
     Total Financing Revenue..............................    11,664.0       9,418.8       8,752.0
Interest and discount.....................................     4,936.3       4,230.9       4,721.2
Depreciation on operating leases..........................     4,304.8       3,233.8       2,702.0
                                                             ---------     ---------     ---------
     Net Financing Revenue................................     2,422.9       1,954.1       1,328.8
Other income and insurance premiums earned................     3,199.2       2,726.2       3,731.5
Expenses..................................................     3,838.9       3,240.5       3,487.5
                                                             ---------     ---------     ---------
Pre-tax Income............................................     1,783.2       1,439.8       1,572.8
Income Taxes..............................................       752.2         512.7         591.7
Cumulative effect of accounting change(1).................          --          (7.4)           --
                                                             ---------     ---------     ---------
                                                              $1,031.0       $ 919.7       $ 981.1
     Net Income...........................................   =========     =========     =========
Average Earning Assets....................................   $83,301.9     $74,451.2     $75,659.8
Return on Average Equity..................................        12.5%         11.6%         11.9%
Worldwide Employment at December 31, (in thousands).......          17            17            18

- -------------------------
(1) GMAC adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1994. The unfavorable cumulative effect of adopting SFAS No. 112 was $7.4 million.

GMAC FINANCIAL REVIEW

     Consolidated net income for GMAC totaled $1,031.0 million in 1995, including net income from financing operations of $868.4 million, which increased $66.2 million over 1994. The improvement resulted primarily from more favorable financing margins and higher average earning asset levels, principally finance receivables and operating leases. Net income from financing operations in 1994 totaled $802.2 million, an increase of $11.6 million over 1993, reflecting continued positive credit loss experience and a more favorable U.S. funding mix than in 1993. Insurance operations contributed $162.6 million to 1995 consolidated net income, with improved underwriting results and higher realized capital gains factoring significantly in the $45.1 million improvement over 1994 performance, to bring results closer to 1993 earnings of $190.5 million.

     Consolidated financing revenue totaled $11,664.0 million in 1995. The improvement from 1994 to 1995 was attributable to increased revenues in all areas of the business, while the 1994 increase over 1993 was primarily attributable to increased operating lease and wholesale revenues. Retail and lease financing revenue, at $3,291.6 million for 1995, increased primarily from a higher average amount financed per new unit, partially offset by a decline in GMAC penetration of retail delivery financing. The decrease in 1994 retail and lease financing revenues compared to 1993 primarily reflected a lower asset level due to net asset liquidations through the sale of retail finance receivables over the 1990 through 1993 period. Operating lease revenue, net of depreciation, reached $1,980.2 million in 1995, compared to $1,621.9 million in 1994 and $1,168.9 million in 1993, as leasing continued to gain popularity among consumers. During 1995, 1994, and 1993, GMAC financed 26.4%, 26.2%, and 27.8%, respectively, of GM's retail vehicle deliveries, amid continued competitive pressures from other providers of vehicle financing. In 1995, wholesale and term loan financing revenue amounted to $2,087.4 million. The growth over 1994 revenue was primarily due to increased dealer inventories and higher floor plan financing rates, while the 1994 improvement over 1993 reflected the December 1993 resumption of wholesale financing activities formerly transacted by GM.

     Interest and discount expense increased to $4,936.3 million during 1995, $705.4 million above 1994, due to increased funding levels and higher interest rates. The 1994 interest and discount expense was $490.3 million below 1993 because of a more favorable year-to-year funding mix. Consolidated net financing revenue increased to $2,422.9 million in 1995, $468.8 million and $1,094.1 million higher than the respective 1994 and 1993 results. Other income and insurance premiums totaled $3,199.2 million in 1995, compared to $2,726.2 million and $3,731.5 million in 1994 and 1993, respectively. Higher fee and investment income at GMAC Mortgage Group accounted for a majority of the increase during 1995 compared to 1994. The decrease between 1994 and 1993 was largely due to lower interest and service fees from GM.

     Revenue growth in 1995 was partially offset by an increase in total expenses to $3,838.9 million. The largest single component of the increase was the $448.8 million provision for financing losses, which increased from $177.3 million in 1994, due to increased vehicle charge-off experience in the U.S. In addition, other expenses in 1995 were $3,390.1 million, up from $3,063.2 million in 1994, reflecting higher salaries and benefits and operating costs. In comparison, total expenses in 1994 decreased slightly from 1993, primarily due to a $123.5 million reduction in the loss provision and lower intangible asset amortization.

     GMAC's effective income tax rate for 1995 was 42.2%, compared to 35.6% in 1994 and 37.6% in 1993, with the 1995 increase over 1994 reflecting higher U.S. and foreign taxes assessed on foreign-sourced income. The 1994 decrease from 1993 was attributable to reductions in tax accruals for prior years based upon periodic assessments of the adequacy of such reserves.

EDS FINANCIAL HIGHLIGHTS

                                                                     YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                   1995         1994        1993
                                                                 ---------    --------    --------
                                                                       (DOLLARS IN MILLIONS
                                                                     EXCEPT PER SHARE AMOUNTS)
Systems and Other Contracts Revenues
  Outside customers...........................................   $ 8,531.0    $6,412.9    $5,183.6
  GM and affiliates...........................................     3,891.1     3,547.2     3,323.7
                                                                 ---------    --------    --------
     Total Systems and Other Contracts Revenues...............    12,422.1     9,960.1     8,507.3
                                                                 ---------    --------    --------
Pre-tax Income................................................     1,467.0     1,284.2     1,131.3
Income Taxes..................................................       528.1       462.3       407.3
                                                                 ---------    --------    --------
  Separate Consolidated Net Income............................   $   938.9    $  821.9    $  724.0
                                                                 =========    ========    ========
Net Earnings Attributable to Class E Common Stock on a Per
  Share Basis.................................................       $1.96       $1.71       $1.51
Cash Dividends Per Share of Class E Common Stock..............       $0.52       $0.48       $0.40
Depreciation and Amortization.................................    $1,107.8      $771.1      $626.8
Capital Expenditures..........................................    $1,261.5    $1,186.0      $816.4
Worldwide Employment at December 31, (in thousands)...........          96          81          70

EDS FINANCIAL REVIEW

     EDS' separate consolidated net income for 1995 increased 14% to $938.9 million, compared with $821.9 million in 1994 and $724.0 million in 1993. Earnings per share attributable to Class E common stock were $1.96, $1.71, and $1.51 per share for 1995, 1994, and 1993, respectively, based on EDS' Available Separate Consolidated Net Income as described in Note 18 to the Consolidated Financial Statements.

     Total revenues for EDS rose to $12,422.1 million for the year ended December 31, 1995, representing an increase of 25%. The comparative percentage increases for 1994 and 1993 were 17% and 4%, respectively. The increase in 1995 was attributable to full-year revenues on contracts which began in late 1994 and to revenues related to acquisitions, primarily the A.T. Kearney acquisition in 1995. Revenues from customers other than GM increased 33% to $8,531.0 million compared with a 24% increase in 1994 and an 8% increase in 1993. Revenues related to GM were $3,891.1 million, $3,547.2 million and $3,323.7 million in 1995, 1994, and 1993, respectively.

     Total revenues from outside the U.S. were $3,701.1 million, or 30% of total revenues in 1995 compared with $2,584.5 million, or 26%, in 1994 and $1,928.3 million, or 23%, in 1993. Total domestic revenues from customers other than GM were $5,794.9 million, $4,611.2 million, and $4,004.5 million in 1995, 1994, and
1993, respectively.

     Cost of revenues as a percentage of systems and other contracts revenues was 77% in 1995, compared with 76% in 1994 and 75% in 1993. Selling, general, and administrative expenses increased 9% in 1995 to $1,291.5 million from $1,187.1 million in 1994, which increased 18% from 1993. Selling, general, and administrative expenses were 10% of systems and other contracts revenues in 1995, down from 12% in 1994 and 1993 due to the fixed nature of certain of these costs.

     Interest expense increased to $120.8 million in 1995, compared with $51.7 million in 1994 and $34.5 million in 1993. The increase in 1995 resulted from the issuance of $350 million of 6.85% notes due May 15, 2000, and $300 million of 7.125% notes due May 15, 2005, as well as from other increased borrowings, which were used to purchase property and equipment, participate in business combinations, and make other contract-related investments to support business growth.

     EDS' separate consolidated net income excludes expenses of $38.8 million, $29.1 million, and $34.9 million in 1995, 1994, and 1993, respectively, relating to purchase accounting adjustments associated with GM's acquisition of EDS in 1984.

HUGHES FINANCIAL HIGHLIGHTS

                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                              1995          1994           1993
                                                            ---------     ---------      ---------
                                                                     (DOLLARS IN MILLIONS
                                                                  EXCEPT PER SHARE AMOUNTS)
Net Sales
  Outside customers.....................................    $ 9,528.8     $ 9,108.7      $ 9,062.8
  GM and affiliates.....................................      5,185.5       4,953.6        4,387.4
                                                            ---------     ---------      ---------
     Total Net Sales....................................     14,714.3      14,062.3       13,450.2
Other income -- net.....................................         57.5          37.1           67.3
                                                            ---------     ---------      ---------
     Total Revenues.....................................     14,771.8      14,099.4       13,517.5
                                                            ---------     ---------      ---------
Pre-tax Income..........................................      1,593.9       1,528.6        1,370.4
Income Taxes............................................        645.6         572.8          572.6
Cumulative effect of accounting change..................           --         (30.4)            --
                                                            ---------     ---------      ---------
     Net Income.........................................    $   948.3     $   925.4(1)   $   797.8
                                                            =========     =========      =========
     Earnings Used for Computation of Available Separate
       Consolidated Net Income(2).......................    $ 1,107.8     $ 1,049.2(1)   $   921.6
                                                            =========     =========      =========
Net Earnings Attributable to Class H Common Stock on a
  Per Share Basis.......................................        $2.77         $2.62(1)       $2.30
Cash Dividends Per Share of Class H Common Stock........        $0.92         $0.80          $0.72
Depreciation and Amortization(2)........................       $487.7        $470.2         $503.5
Capital Expenditures(3).................................       $820.3        $746.3         $580.0
Worldwide Employment at December 31, (in thousands).....           84            79             78

- -------------------------
(1) Includes unfavorable cumulative effect of the SFAS No. 112 accounting change of $30.4 million, or $0.08 per Class H share.

(2) Excludes amortization and adjustment of GM purchase accounting adjustments of $159.5 million, $123.8 million, and $123.8 million for 1995, 1994, and 1993, respectively, related to GM's acquisition of Hughes Aircraft Company.

(3) Includes expenditures related to telecommunications and other equipment amounting to $274.6 million, $255.8 million, and $131.1 million, in 1995, 1994, and 1993, respectively.

SEGMENT HIGHLIGHTS

Automotive Electronics
  Revenues.................................................    $5,561.3     $5,221.7      $4,453.4
  Net Sales................................................    $5,479.7     $5,170.6      $4,451.0
  Operating Profit(1)......................................    $  869.0     $  794.8      $  624.3
  Operating Profit Margin(2)...............................        15.9%        15.4%         14.0%
Telecommunications and Space
  Revenues.................................................    $3,092.7     $2,596.2      $2,238.3
  Net Sales................................................    $3,075.8     $2,633.8      $2,135.8
  Operating Profit(1)......................................    $  189.2     $  271.0      $  209.6
  Operating Profit Margin(2)...............................         6.2%        10.3%          9.8%
Aerospace and Defense Systems
  Revenues.................................................    $5,945.4     $6,023.6      $6,472.2
  Net Sales................................................    $5,899.7     $6,007.3      $6,442.9
  Operating Profit(1)......................................    $  688.0     $  663.6      $  664.2
  Operating Profit Margin(2)...............................        11.7%        11.0%         10.3%

- -------------------------
(1) Net sales less total costs and expenses other than interest expense and amortization of purchase accounting adjustments related to GM's purchase of Hughes Aircraft Company.

(2) Operating profit as a percentage of net sales.

HUGHES FINANCIAL REVIEW

     Hughes Electronics reported net income of $948.3 million in 1995, compared to $925.4 million and $797.8 million in 1994 and 1993, respectively. The 1994 net income includes the unfavorable cumulative effect of adopting SFAS No. 112 of $30.4 million. Excluding amortization and adjustment of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' Earnings Used for Computation of Available Separate Consolidated Net Income was $1,107.8 million in 1995 compared to $1,049.2 million in 1994 and $921.6 million in 1993. The improved earnings for 1995 and 1994 were due primarily to increased revenues and on-going cost-reduction efforts, partially offset by the planned increase in expenses associated with the commencement of operations and continued expansion of DIRECTV(R).

     Total revenues increased to $14,771.8 million in 1995, compared to $14,099.4 million in 1994 and $13,517.5 million in 1993. Revenues in the Automotive Electronics segment increased in 1995 to $5,561.3 million compared to $5,221.7 million and $4,453.4 million in 1994 and 1993, respectively. The increase in Automotive Electronics revenues in 1995 and 1994 resulted from an increase in Hughes-supplied electronic content in GM vehicles produced in North America, and continued growth of sales to international and non-GM customers. In addition, the 1994 increase reflected an increase in GM-NAO vehicle production during 1994.

     Revenues from the Telecommunications and Space segment increased to $3,092.7 million in 1995 compared to $2,596.2 million and $2,238.3 million in 1994 and 1993, respectively. The increase in both years reflected increased sales of satellites, Galaxy transponders, cellular communications equipment, and private business networks. The commencement of DIRECTV service in 1994 and DIRECTV subscriber growth in 1995 also contributed to the revenue gains.

     Revenues from the Aerospace and Defense Systems segment decreased to $5,945.4 million compared to $6,023.6 million in 1994 and $6,472.2 million in 1993. The decreases in 1995 and 1994 revenues resulted from lower production rates and planned terminations on several defense programs. The decrease in 1995 revenues was partially offset by additional revenues resulting from the acquisition of the CAE-Link training and simulation business.

     The operating profit margin as a percentage of net sales, excluding amortization of purchase accounting adjustments related to GM's purchase of Hughes Aircraft Company, was 11.3% in 1995 compared to 11.6% for 1994 and 10.9% in 1993. The decrease in 1995 compared to 1994 was primarily a result of increased operating expenses associated with the continued expansion of DIRECTV in 1995, partially offset by higher margins in the Automotive Electronics and Aerospace and Defense Systems segments resulting from cost-reduction programs. The improvement in 1994 compared to 1993 also relates primarily to higher margins resulting from such cost-reduction efforts.

     Hughes recorded pre-tax charges of $76.1 million, $35.0 million, and $55.0 million in 1995, 1994, and 1993, respectively, relating to the disposition of certain non-strategic businesses. Pre-tax income for 1993 also included a gain of $89.7 million related to the sale of a 30% ownership interest in Japan Communications Satellite Company, Inc.

     Hughes' effective income tax rate was 40.5% in 1995 compared to 37.5% in 1994 and 41.8% in 1993. The lower effective income tax rate in 1994 resulted from the recognition of capital loss carryforward benefits.

RESULTS OF OPERATIONS WITH GMAC ON AN EQUITY BASIS

     To facilitate analysis, the following financial statements present financial data for the Corporation's manufacturing, wholesale marketing, defense, electronics, and computer service operations with the financing and insurance operations reflected on an equity basis. This is the same basis and format used in years prior to the Corporation's adoption of SFAS No. 94, Consolidation of All Majority-owned Subsidiaries.

CONSOLIDATED STATEMENT OF INCOME
WITH GMAC ON AN EQUITY BASIS

                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1995          1994          1993
                                                            ----------    ----------    ----------
                                                                    (DOLLARS IN MILLIONS)
Net Sales and Revenues(1)................................   $152,614.5    $141,576.0    $125,252.7
                                                            ----------    ----------    ----------
Costs and Expenses
  Cost of sales and other operating charges, exclusive of
     items listed below..................................    126,545.8     117,290.8     106,497.1
  Selling, general, and administrative expenses..........     11,489.8      10,574.7       9,765.7
  Depreciation of real estate, plants, and equipment.....      4,211.8       3,868.4       3,824.7
  Amortization of special tools..........................      3,212.0       2,900.7       2,535.3
  Amortization of intangible assets......................        171.1         180.7         189.3
  Special provision for scheduled plant closings.........           --            --         950.0
                                                            ----------    ----------    ----------
       Total Costs and Expenses..........................    145,630.5     134,815.3     123,762.1
                                                            ----------    ----------    ----------
Operating Income.........................................      6,984.0       6,760.7       1,490.6
Other income less income deductions -- net(2)............      1,220.8       1,251.8       1,195.3
Interest expense.........................................       (464.6)     (1,304.5)     (1,510.9)
                                                            ----------    ----------    ----------
Income before Income Taxes...............................      7,740.2       6,708.0       1,175.0
Income taxes (benefit)...................................      2,091.6       2,181.9        (482.1)
                                                            ----------    ----------    ----------
Income after Income Taxes................................      5,648.6       4,526.1       1,657.1
Earnings of nonconsolidated affiliates...................      1,283.9       1,125.2         808.7
                                                            ----------    ----------    ----------
Income before cumulative effect of accounting changes....      6,932.5       5,651.3       2,465.8
Cumulative effect of accounting changes(3)...............        (51.8)       (750.7)           --
                                                            ----------    ----------    ----------
       Net Income........................................   $  6,880.7    $  4,900.6    $  2,465.8
                                                            ==========    ==========    ==========
       Profit Margin.....................................          4.5%          3.5%          2.0%

- -------------------------
(1) Includes sales to nonconsolidated affiliates of $1,214.6 million in 1995, $1,134.1 million in 1994, and $1,059.2 million in 1993.

(2) Includes a loss on the sale of NCRS' net assets of $147.8 million in 1995 and a loss on the sale of AGT of $305.6 million in 1993.

(3) Effective January 1, 1995 the Corporation adopted EITF Issue No. 95-1 and effective January 1, 1994 the Corporation adopted SFAS No. 112. Not included in 1994 is the unfavorable cumulative effect on GMAC earnings of $7.4 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

     Net income in 1995 was $6,880.7 million, or $7.21 per share of $1 2/3 par value common stock, compared with net income of $4,900.6 million in 1994, or $5.15 per share of $1 2/3 par value common stock, and net income of $2,465.8 million in 1993, or $2.13 per share of $1 2/3 par value common stock.

     The increased net income for 1995 was achieved as a result of earnings improvement by the five major business sectors.

                                                                                     1995
                                                                                    O/(U)
                                                         1995         1994*          1994
                                                       --------      --------      --------
                                                              (DOLLARS IN MILLIONS)
        GM-NAO/Delphi...............................   $2,395.5      $  677.3      $1,718.2
        GMIO........................................    1,643.6       1,575.2          68.4
        GMAC........................................    1,031.0         919.7         111.3
        EDS.........................................      938.9         821.9         117.0
        Hughes......................................    1,107.8       1,049.2          58.6
        Other.......................................     (236.1)       (142.7)        (93.4)
                                                       --------      --------      --------
             Total..................................   $6,880.7      $4,900.6      $1,980.1
                                                       ========      ========      ========

- -------------------------
* Reflects 1995 reclassifications

     Reference should be made to the Financial Reviews for GM-NAO/Delphi, GMIO, GMAC, EDS, and Hughes, that are presented on pages II-50 through II-59 and are incorporated herein by reference to supplement the information presented below.

     Net sales and revenues increased $11.0 billion to $152.6 billion in 1995, compared to $141.6 billion and $125.3 billion in 1994 and 1993, respectively. The year-over-year increase was primarily due to increased wholesale vehicle sales, lower sales incentives, and an improved mix of retail and fleet sales in North America; increased wholesale vehicle sales outside of North America; and the continued expansion of EDS and Hughes.

     The gross margin percentage was 17.1% for 1995, compared to 17.2% and 15.0% in 1994 and 1993, respectively. The slight decrease in the gross margin percentage for 1995 compared to 1994 primarily resulted from labor cost pressures in Latin America; foreign exchange rate movements in Europe, Brazil, and Venezuela; vehicle launch costs in Europe; and increased corporate-wide engineering expenses to support new product development. These higher 1995 costs were partially offset by material and manufacturing cost savings for GM-NAO, Delphi, and GMIO in connection with ongoing global sourcing initiatives and efforts to increase efficiency and quality. The improvement from 1993 to 1994 resulted from lower material cost, improved manufacturing performance, and a reduction in hourly employment despite increased vehicle production.

     Other operating expenses totaled $19.1 billion in 1995 compared to $17.5 billion in 1994 and $17.3 billion in 1993. The increases in other operating expenses in 1995 and 1994 reflect increased depreciation and amortization in connection with production and quality improvements worldwide. Other operating expenses for 1993 included a $950 million increase to the plant closing reserve.

     Other income less income deductions approximated $1.2 billion in 1995, 1994, and 1993. The amount reported for 1995 includes a $147.8 million loss associated with the Corporation's sale of the net assets of National Car Rental System (NCRS), and the 1993 total includes a $305.6 million loss on the sale of Allison Gas Turbine Division.

     The effective income (benefit) tax rate for 1995 was 27.0% compared to 32.5% in 1994 and (41.0%) in 1993. The 1995 effective income tax rate resulted from the resolution of numerous prior year tax issues worldwide, efficient utilization of a net operating loss carryback, tax benefits associated with the mix of foreign earnings and foreign income taxes, and tax benefits relating to the sale of the net assets of NCRS. The $10.4 billion of pension contributions helped generate a net operating loss -- for income tax purposes -- in 1995 which will be carried back to prior years during which General Motors was subject to higher tax rates. The lower 1995 interest expense compared to 1994 resulted from the reversal of interest related to income tax issues resolved in 1995 and the revaluation of the remaining reserve. The interest had been accrued for more than 10 years on numerous items. There also was a reduction in the current year interest accrued on outstanding tax issues. General Motors realized an overall tax benefit in 1993, primarily relating to a $444.3 million favorable impact of the increase in the U.S. corporate income tax rate. The higher tax rate resulted in a benefit because of General Motors' net deferred tax asset position.

     The Corporation used $1.3 billion of cash during 1995 to purchase certain of its outstanding preference shares pursuant to an issuer tender offer. The repurchase had an unfavorable impact of $0.22 per share of $1 2/3 par value common stock, including tender offer expenses of $13.5 million after-tax, or $0.02 per share, that were charged against income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, or $0.20 per share, that was not charged against income but reduced earnings attributable to $1 2/3 par value common stock.

     In November 1995, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus on its Issue No. 95-1, Revenue Recognition on Sales with a Guaranteed Minimum Resale Value. The EITF determined that manufacturers should account for such transactions as leases. Accordingly, the Corporation's revenue recognition policy on sales to daily rental car companies was modified to conform to the consensus. Adoption of this consensus, effective January 1, 1995, resulted in an unfavorable cumulative effect of $51.8 million after-tax ($0.07 per share of $1 2/3 par value common stock), and increases at December 31, 1995 in net equipment on operating leases of $4.4 billion and other liabilities and deferred credits of $4.6 billion. The effect on future periods is not expected to be material.

     Results for 1994 included a $758.1 million after-tax charge reflecting the unfavorable effect of adopting SFAS No. 112 effective January 1, 1994. Of this amount, $7.4 million relates to GMAC and is included in earnings of nonconsolidated affiliates.

     The profit margin has improved 2.5 percentage points since 1993, and was 4.5%, 3.5%, and 2.0% in 1995, 1994, and 1993, respectively. However, the results are short of General Motors' goal of an average annual profit margin of at least 5% over the automotive industry business cycle.

LIQUIDITY AND CAPITAL RESOURCES WITH GMAC ON AN EQUITY BASIS

     Total cash and marketable securities at December 31, 1995 were $10.9 billion, down from $11.0 billion a year earlier as a result of cash used for pension funding, increased capital expenditures, and the preference stock tender offer, each of which is discussed in further detail in later sections of this analysis. General Motors is still on track to accumulate its targeted $13.0 billion of cash and marketable securities in order to continue to fund product development programs throughout the next downturn in the business cycle.

     The Corporation continued to improve its financial condition in 1995 and has sufficient resources to meet anticipated future cash flow requirements. In addition to cash flow from operations, the Corporation and certain of its subsidiaries (including GMAC) maintain, or otherwise have available through asset securitization programs, various syndicated bank credit facilities which in the aggregate provide $30.3 billion of committed bank credit availability. Of this amount, $3.0 billion is directly available to the Corporation.

     At year-end 1995, unused short-term credit facilities, including those relating to GMAC, totaled approximately $22.9 billion and unused long-term credit facilities (including GMAC) totaled approximately $20.1 billion, compared with $18.5 billion and $19.2 billion, respectively, at the end of 1994.

     Long-term debt was $5,967.8 million at the end of 1995, a decrease of $114.5 million compared to 1994. The ratio of long-term debt to the total of long-term debt and stockholders' equity was 20.4% at December 31, 1995 and 32.2% at December 31, 1994. The ratio of long-term debt and short-term loans payable to the total of this debt and stockholders' equity was 26.5% at the end of 1995 and 35.6% at the end of 1994.

     Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases, declined $1.5 billion to $2.3 billion, primarily due to increased notes payable of EDS, significant cash contributions to the worldwide pension funds, and the preference stock repurchase. EDS' increased debt balances reflected EDS' capital requirements to expand its business. Excluding EDS, net liquidity was $3.8 billion.

            CONSOLIDATED BALANCE SHEET WITH GMAC ON AN EQUITY BASIS

                                                                             DECEMBER 31,
                                                                       -------------------------
                                                                          1995           1994
                                                                       ----------     ----------
                                                                         (DOLLARS IN MILLIONS)
                              ASSETS
Cash and cash equivalents...........................................   $  9,595.7     $  9,731.4
Other marketable securities.........................................      1,270.4        1,245.0
                                                                       ----------     ----------
     Total cash and marketable securities...........................     10,866.1       10,976.4
Accounts and notes receivable -- net
  Trade.............................................................      8,513.7        7,873.1
  Nonconsolidated affiliates........................................      2,256.8        2,080.4
Inventories -- net..................................................     11,529.5       10,127.8
Contracts in process -- net.........................................      2,469.2        2,265.4
Net equipment on operating leases...................................      4,392.6             --
Deferred income taxes and other.....................................      5,820.3        6,455.6
                                                                       ----------     ----------
     Total Current Assets...........................................     45,848.2       39,778.7
Equity in Net Assets of Nonconsolidated Affiliates..................      9,983.0        9,204.3
Deferred Income Taxes...............................................     16,783.2       16,318.6
Other Investments and Miscellaneous Assets..........................     13,757.5       14,835.5
Property -- Net.....................................................     37,609.6       34,661.4
Intangible Assets -- Net............................................     11,261.8       11,536.4
                                                                       ----------     ----------
     Total Assets...................................................   $135,243.3     $126,334.9
                                                                        =========      =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable....................................................   $ 10,975.7     $ 10,905.0
Loans payable.......................................................      2,434.7          993.7
Income taxes payable................................................        126.9          144.7
Accrued liabilities and customer deposits...........................     29,920.4       26,584.4
Stocks subject to repurchase........................................           --          450.0
                                                                       ----------     ----------
     Total Current Liabilities......................................     43,457.7       39,077.8
Long-Term Debt......................................................      5,967.8        6,082.3
Payable to GMAC.....................................................           --        1,212.5
Capitalized Leases..................................................        166.2          136.4
Postretirement Benefits Other Than Pensions.........................     39,001.0       37,348.0
Pensions............................................................      5,744.9       11,223.1
Other Liabilities and Deferred Income Taxes.........................     16,058.9       16,752.2
Deferred Credits....................................................      1,501.3        1,678.8
Stockholders' Equity................................................     23,345.5       12,823.8
                                                                       ----------     ----------
     Total Liabilities and Stockholders' Equity.....................   $135,243.3     $126,334.9
                                                                        =========      =========

     Stocks subject to repurchase at December 31, 1994 consisted of 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute (HHMI) and exercisable at $30 per share on March 1, 1995. The Corporation held an option to call HHMI's shares until February 28, 1995 at $37.50 per share. The put and call rights expired unexercised. As a result, $1.5 million was transferred to Class H common stock and $448.5 million was transferred to capital surplus.

     In 1994, the Corporation converted all 17,285,000 outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into shares of $1 2/3 par value common stock. A total of 17.7 million shares of $1 2/3 par value common stock was issued in this conversion.

     Book value per share of $1 2/3 par value common stock was $24.37 at the end of 1995, versus $11.18 a year earlier and $1.65 at the end of 1993. Book value per share of Class E common stock increased to $3.11 from $1.43 and $0.21 at the end of 1994 and 1993, respectively. Book value per share of Class H common stock increased to $12.20 from $5.59 and $0.83 at the end of 1994 and 1993, respectively. Book value per share was determined based on the liquidation rights of the various classes of common stock.

       CONSOLIDATED STATEMENT OF CASH FLOWS WITH GMAC ON AN EQUITY BASIS

                                                                            YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1995         1994           1993
                                                                     ----------    ---------     ----------
                                                                             (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities
  Income before cumulative effect of accounting changes...........   $  6,932.5    $ 5,651.3(1)  $  2,465.8
  Adjustments to reconcile income before cumulative effect of accounting changes to net cash provided by operating activities
    Depreciation and amortization.................................      7,594.9      6,949.8        6,549.3
    Special provision for scheduled plant closings................           --           --          950.0
    Provision for inventory allowances............................         77.5         53.1           44.1
    Pension expense, net of cash contributions....................     (2,983.9)    (5,096.1)      (1,548.2)
    Pre-tax (gain) loss on sales of various assets................        116.1        (17.6)         305.6
    Provision for ongoing postretirement benefits other than
      pensions, net of cash payments..............................      1,659.0      2,204.6        2,355.7
    Change in deferred income taxes(2)............................      1,139.9        584.5       (1,345.8)
    Undistributed (earnings) loss of non-consolidated
      affiliates..................................................       (309.4)      (204.4)         448.1
    Change in other operating assets and liabilities
      Accounts receivable.........................................       (539.4)    (1,428.7)        (106.0)
      Inventories.................................................     (1,487.0)    (1,750.3)         240.3
      Accounts payable............................................       (328.7)     1,224.0          552.2
      Income taxes payable........................................         (9.9)      (243.3)        (353.1)
      Other liabilities(2)........................................       (731.0)       990.0         (455.9)
      Other.......................................................        756.6       (480.1)       1,304.2
                                                                     ----------    ---------     ----------
Net Cash Provided by Operating Activities.........................     11,887.2      8,436.8       11,406.3
                                                                     ----------    ---------     ----------
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired...................       (616.3)      (246.6)        (232.4)
  Expenditures for real estate, plants, and equipment.............     (6,218.4)    (4,750.9)      (3,703.6)
  Expenditures for special tools..................................     (3,725.9)    (2,341.4)      (2,648.6)
  Proceeds from disposals of real estate, plants, and equipment...        450.9        240.9          447.1
  Proceeds from the sale of various assets........................        183.2        518.4          231.5
  Expenditures related to the sale of NCRS' net assets............       (197.0)          --             --
  Change in other investing assets
    Investments in other marketable securities -- acquisitions....     (5,682.1)    (2,757.0)      (2,554.9)
    Investments in other marketable securities -- liquidations....      5,656.7      2,237.0        2,585.6
    Notes receivable..............................................        (54.3)       101.9        8,811.0
    Operating leases -- net(2)....................................       (583.9)      (723.1)        (470.7)
                                                                     ----------    ---------     ----------
Net Cash Provided by (Used In) Investing Activities...............    (10,787.1)    (7,720.8)       2,465.0
                                                                     ----------    ---------     ----------
Cash Flows from Financing Activities
  Net increase (decrease) in loans payable........................        931.8       (550.9)         252.5
  Increase in long-term debt......................................      1,533.9        798.7          989.6
  Decrease in long-term debt......................................     (1,652.8)      (934.8)      (1,627.7)
  Net increase (decrease) in payable to GMAC......................        311.1       (143.0)     (10,207.7)
  Redemption of HHMI put options..................................           --           --         (315.0)
  Repurchases of common, preferred, and preference stocks.........     (1,680.7)          --         (265.6)
  Proceeds from issuing common stocks.............................        504.8      1,184.9          860.2
  Cash dividends paid to stockholders.............................     (1,327.7)    (1,111.9)      (1,083.9)
                                                                     ----------    ---------     ----------
Net Cash Used in Financing Activities.............................     (1,379.6)      (757.0)     (11,397.6)
                                                                     ----------    ---------     ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents......        143.8          9.9           81.2
                                                                     ----------    ---------     ----------
Net increase (decrease) in cash and cash equivalents..............       (135.7)       (31.1)       2,554.9
Cash and cash equivalents at beginning of the year................      9,731.4      9,762.5        7,207.6
                                                                     ----------    ---------     ----------
Cash and cash equivalents at end of the year......................   $  9,595.7    $ 9,731.4     $  9,762.5
                                                                     ==========    =========     ==========

- -------------------------
(1) Includes the unfavorable cumulative effect on GMAC earnings of $7.4 million from adopting SFAS No. 112.

(2) Excluding effect of accounting changes.

CASH FLOWS WITH GMAC ON AN EQUITY BASIS

     Net cash provided by operating activities was $11,887.2 million in 1995, $8,436.8 million in 1994, and $11,406.3 million in 1993. The increase in 1995 was primarily attributable to higher net income and depreciation, the sale of $600 million of accounts receivable during 1995, and a decrease in cash pension contributions in excess of pension expense. Depreciation expense increased as a result of higher capital expenditures in each of the last three years. Cash pension contributions for 1995 decreased compared to 1994; however, the Corporation made a non-cash pension contribution of Class E common shares, valued at approximately $6.3 billion, during 1995. Cash pension contributions exceeded pension expense by $2,983.9 million, $5,096.1 million, and $1,548.2 million in 1995, 1994, and 1993, respectively, as the Corporation continued its efforts to reduce the unfunded pension position. The decrease in cash provided from operating activities in 1994 compared to 1993 reflected cash pension contributions in excess of pension expense and an increase in net operating assets, partially offset by higher net income before the accounting change and an increase in depreciation expense.

     The Hughes restructuring reserve was increased by $35 million in 1994 and $78 million in 1993 primarily reflecting changes in the estimated loss on disposition of Hughes LAN Systems and Hughes Rediffusion Simulation Limited and related entities, respectively. In 1993, the Corporation increased its existing reserve for scheduled plant closings by $950 million as a result of changes in assumptions, primarily regarding the amount and duration of job security and supplemental unemployment benefits expected to be paid to employees, given the terms of the Corporation's collective bargaining agreements.

     During 1995, 1994, and 1993, $503.8 million, $498.8 million, and $599.6 million, respectively, was charged against the Corporation's plant closing reserve, primarily related to employee job security costs. Charges against the Hughes restructuring reserve amounted to $208.8 million in 1995, $228.3 million in 1994, and $527.6 million in 1993. The charges in 1995 and 1994 were predominantly facilities costs, while the 1993 charges were comprised of facilities costs, severance, business disposition costs, and other.

     At December 31, 1995, the combined total of the plant closing and restructuring reserves (excluding environmental) was $2,612.3 million, which included $2,477.9 million for GM-NAO plant closings and $134.4 million for the Hughes restructuring. The reserve balance primarily includes people related costs, on a discounted basis, and certain other noncash items such as asset write-downs. Total future cash expenditures for GM-NAO plant closings will be approximately $2,650 million. The future employee job security costs (approximately three-quarters of the future cash expenditures) will be expended during the period between the closing of the plants and the time the affected employees are redeployed, retire, or otherwise terminate their employment. The majority of such spending will occur over the next five years. Most of the facility costs will be expended in varying amounts over the next four years. Cash outflows are influenced by, among other items, efficient and effective management of the work force and the timing of plant closings. Approximately $119.3 million of the Hughes restructuring reserve balance, primarily relating to facilities consolidation, will require future cash outflows, the predominant portion of which will occur over the next two years. The balance of the Hughes reserve represents non-cash items.

     The Corporation has made substantial progress toward achieving its plan of realigning GM-NAO's plant capacity and the improved operating results and cash flow are partly a result of these actions. Further incremental benefits are anticipated as execution of the plan is completed. Hughes' operating results and cash flow were favorably affected by cost reductions resulting from the restructuring.

     Net cash used in investing activities amounted to $10,787.1 million in 1995 and $7,720.8 million in 1994, compared to net cash provided by investing activities of $2,465.0 million in 1993. Net cash used in investing activities in 1995 and 1994 consisted primarily of capital expenditures, including special tools. Worldwide capital expenditures for real estate, plants, and equipment and special tools were $9.9 billion in 1995, $7.1 billion in 1994, and $6.4 billion in 1993. Expenditures in 1995 were devoted primarily to improve efficiency and quality, to increase truck assembly capacity, and to increase the Corporation's global presence.

     Of the 1995 worldwide expenditures for real estate, plants, and equipment, and special tools, approximately 68% were in the U.S. (70% in 1994 and 71% in 1993), 8% in Canada and Mexico (10% in 1994 and 5% in 1993), and 24% overseas (20% in 1994 and 24% in 1993).

     Commitments for capital spending, including special tools, were $4.9 billion at December 31, 1995. Capital expenditures for 1996 are estimated to be approximately $10.5 billion.

     Net cash used in financing activities was $1,379.6 million in 1995 compared to $757.0 million in 1994 and $11,397.6 million in 1993. Net cash used in financing activities in 1995 primarily reflected $1,286.7 million used to repurchase preference stock and $1,327.7 million in cash dividends paid to stockholders, partially offset by an increase in total loans payable of $931.8 million. Cash used in financing activities in 1994 reflected a net decrease in long-term debt and loans payable, and cash dividends paid to stockholders, partially offset by proceeds from issuing common stocks, primarily for employee benefit plans. Cash flows from investing and financing activities in 1993 were affected by the discontinuation of the Corporation's financing of certain dealer wholesale receivables and the use of the related proceeds to retire certain intercompany financing arrangements with GMAC. In 1993, the Corporation redeemed all of the $5.00 Series and $3.75 Series of Preferred Stock for $265.0 million.

     In May 1995, the Corporation concluded a tender offer, under which it purchased for $1.3 billion of cash (i) 24.3 million depositary shares each representing one-fourth of a share of its Series B 9 1/8% Preference Stock, at a purchase price of $27.50 per share, (ii) 9.6 million depositary shares, each representing one-fourth of a share of its Series D 7.92% Preference Stock at a purchase price of $26.375 per depositary share, and (iii) 12.9 million depositary shares, each representing one-fourth of a share of its Series G 9.12% Preference Stock, at a purchase price of $28.25 per depositary share.

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC

     At the end of 1995, GMAC owned assets and serviced automotive receivables for others which totaled $105.5 billion, an increase of $8.0 billion over year-end 1994. Earning assets, which accounted for $90.5 billion of total assets, increased by $8.4 billion from 1994. The increase in earning assets was primarily attributable to increases in finance receivables and operating leases.

     Consolidated finance receivables, net of unearned income, totaled $59.3 billion at December 31, 1995, an increase of $4.7 billion over 1994 year-end. The increase was primarily attributable to a higher average amount financed per new vehicle retail contract in the U.S.

     GMAC's operating lease assets, net of depreciation, totaled $22.1 billion at year-end 1995, $4.3 billion over year-end 1994. The increase primarily reflected a continued trend of new lease volume exceeding maturities and terminations.

     GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in a large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, medium-term notes, and underwritten transactions. Also, GMAC continues to use an asset securitization program as an alternative funding source with net proceeds totaling $5.5 billion and $6.1 billion during 1995 and 1994, respectively.

     As of December 31, 1995, GMAC's total borrowings were $74.9 billion, an increase of $8.2 billion over the $66.7 billion outstanding at the end of 1994. The higher amount of outstanding borrowings was attributable to increased funding requirements for higher earning asset levels. Consequently, GMAC's ratio of debt to total stockholder's equity at December 31, 1995 was 9.1:1, up from 8.4:1 at the end of 1994. GMAC maintains substantial bank lines of credit. At December 31, 1995, GMAC maintained or had access to approximately $30.4 billion of unused credit lines with banks worldwide, an increase of $4.7 billion compared to 1994.

CASH FLOW FOR GMAC

     Cash provided by operating and financing activities in 1995 totaled $5.0 billion and $6.7 billion, respectively. Such cash was used in investing activities, principally for expansion of the finance receivables and operating lease portfolios, totaling $11.6 billion.

     In 1994, cash provided by operating and financing activities totaled $4.7 billion and $2.5 billion, respectively. Such cash was used for investing activities totaling $9.9 billion, primarily for acquiring operating lease assets, with a resultant decrease in cash and cash equivalents amounting to $2.7 billion. The 1994 decrease in cash and cash equivalents resulted from a planned reduction in liquidity reserve requirements due to improved access to capital markets.

     In 1993, cash provided by operating activities totaled $4.9 billion. A net reduction in finance receivables (resulting from sales of finance receivables) factored significantly in the $7.8 billion provided by investing activities. Such cash was used in financing activities totaling $12.6 billion, principally to reduce debt.

     Reference should be made to the condensed GMAC financial statements included in Note 22 to the Consolidated Financial Statements.

EDS SPLIT-OFF

     The GM Board of Directors (the "GM Board") has approved a split-off (the "Split-Off") of EDS to the holders of General Motors' Class E Common Stock in a transaction that is tax-free for U.S. Federal income tax purposes. GM's Board has determined that the Split-Off and related transactions are in the best interests of, and fair to, General Motors and each class of GM common stockholders. The Split-Off will be submitted for approval by the common stockholders of General Motors and, if approved, is expected to be consummated in the second quarter of 1996. No assurances can be given that the Split-Off will occur.

     The principal terms of the Split-Off include a revised Master Services Agreement and other agreements between GM and EDS relating to information technology ("IT") services to be provided after the Split-Off (collectively, the "IT Services Agreements") and a special payment of $500 million to be made by EDS to GM in connection with the Split-Off (the "Special Inter-Company Payment"). If the Split-Off is not completed, EDS would continue as an indirect wholly-owned subsidiary of GM and no Special Inter-Company Payment would be made. Under such circumstances, the existing contractual arrangements between GM and EDS with respect to IT services would continue with such changes as General Motors and EDS may from time to time agree upon or as the GM Board upon recommendation of its Capital Stock Committee may from time to time determine to be fair to all classes of GM common stockholders.

     The IT Services Agreements contemplate that EDS would continue to serve as GM's principal supplier of IT services for an initial term of ten years, which may be extended by agreement of the parties, and that the IT services to be provided by EDS after the Split-Off will generally be similar to those provided to General Motors under the existing Master Agreement that serves as a framework for individual services agreements between GM and EDS (collectively, together with the existing Master Agreement, the "Existing IT Services Agreements"). IT services that will be considered to be "in-scope" for purposes of the IT Services Agreements accounted for approximately $3.4 billion of approximately $3.9 billion in the aggregate of revenues received by EDS from GM in 1995. The balance of EDS' 1995 revenues from GM was attributable to services that, to the extent sourced from EDS, will continue to be contracted for outside the framework of the Master Services Agreement.

     Under the terms of the IT Services Agreements, certain of the Existing IT Services Agreements applicable to particular units, sectors or other organizations within General Motors will be extended for additional terms of between approximately one and three years beyond their current expiration dates. In addition, EDS will provide to General Motors certain plant floor automation services in North America that it has not previously provided. The IT Services Agreements provide that certain significant changes will be made to the pricing and terms of services provided by EDS. Among other things, the parties have agreed that the rates charged by EDS to General Motors for certain information processing activities and communications services will be reduced and that the parties will work together to achieve increased targets for structural cost reductions. General Motors will also be given the right to competitively bid and, subject to certain restrictions, outsource a limited portion of its IT service requirements to third party providers. In addition, commencing in 1997, the payment terms relating to IT services provided by EDS will be revised over a two-year period to extend the due dates for payments from General Motors. The Master Services Agreement provides for termination in the event of material default by either party, non-payment by GM, the insolvency of either party and certain changes in control of EDS. The GM Board believes that the changes reflected in the Master Services Agreement are necessary (i) in light of the fact that, after the Split-Off, EDS will no longer be a subsidiary of General Motors and the Capital Stock committee of the GM Board of Directors will no longer be able to monitor the IT service arrangements between the parties; (ii) to reflect the evolutionary nature of the General Motors-EDS customer relationship and the IT services industry; and (iii) to provide additional assurance to General Motors, as EDS' largest customer, that the IT services performed by EDS will remain competitive.

     The Special Inter-Company Payment has been included as one of the terms of the Split-Off in order to enable the GM Board of Directors to determine that the Split-Off is fair to all classes of GM common stockholders. The Special Inter-Company Payment will be paid by EDS to GM at such time as the Split-Off occurs. In determining the amount of the Special Inter-Company Payment, the GM Board gave consideration to, among other things, a $50.0 million allowance to EDS relating to the resolution of various uncertain, contingent or other matters arising out of the separation of GM and EDS.

     Statements about the effect of the proposed Split-Off and the impact of the agreement relating to IT services after the proposed Split-Off are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to vary. Further information about the terms of the proposed Split-Off is included in EDS' Management's Discussion and Analysis set forth in Exhibit 99(a) to this Annual Report on Form 10-K and additional information will be set forth in a joint consent solicitation statement and prospectus of GM and EDS to be filed with the Securities and Exchange Commission and distributed to GM common stockholders in connection with the submission of the Split-Off for approval by such stockholders. No offering of securities of EDS in connection with the proposed Split-Off will be made other than by means of such prospectus.

HEALTH CARE EXPENSE AND OTHER POSTRETIREMENT BENEFITS

     As described in Note 12 to the Consolidated Financial Statements, SFAS No. 106 requires the cost of postretirement medical, dental, vision, and life insurance to retirees and eligible dependents to be recognized in the financial statements during the period employees provide services to General Motors. Costs for medical, dental, vision, and life insurance claims provided to employees during active service are expensed as incurred (pay-as-you-go) and are not covered by SFAS No. 106. The components of the 1995 SFAS No. 106 expense and the 1995 U.S. health care cost and cash expenditures are set forth below (excluding cash expenditures for EDS and Hughes' non-automotive employees, but including
GMAC). In determining 1996 expense the favorable impact on the accumulated postretirement benefit obligation of the reduction in the health care trend rate assumption will be substantially offset by the unfavorable impact of the decline in the health care discount rate.

     SFAS No. 106 has no effect on cash flow since General Motors continues its practice of paying postretirement benefits (other than pensions) when incurred. Nonetheless, General Motors is committed to reducing the burden of continuing health care cost increases.

                                                                  YEAR ENDED DECEMBER 31, 1995
                                                          --------------------------------------------
                                                          SFAS NO. 106    HEALTH CARE    PAY-AS-YOU-GO
                                                            EXPENSE          COST            COST*
                                                          ------------    -----------    -------------
                                                                     (DOLLARS IN MILLIONS)
GM U.S. Operations Health Care --
  SFAS No. 106 Expense.................................      $3,166          $3,166          $   --
  Retired Employees
     Pay-As-You-Go.....................................          --              --           1,699
  Active Employees
     Pay-As-You-Go.....................................          --           1,871           1,871
                                                             ------          ------          ------
     Total Health Care.................................       3,166          $5,037          $3,570
                                                                             ======          ======
SFAS No. 106 Ongoing Expense
  Life Insurance.......................................         344
  Other Subsidiaries -- Health Care and Life
     Insurance.........................................         130
                                                             ------
     Total SFAS No. 106................................      $3,640
                                                             ======

- -------------------------
* Pay-as-you-go amounts for 1994 were $1,616 million for retirees, $1,845 million for active employees and $3,461 million in total.

     General Motors has disclosed in the Consolidated Financial Statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations". Notwithstanding the recording of such amounts and the use of these terms, General Motors does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of General Motors (other than pensions) represent legally enforceable liabilities of General Motors.

GM CARD

     The Corporation and certain of its subsidiaries sponsor a credit card program, entitled the GM Card program, introduced in the U.S. in September 1992 and subsequently in Canada, Australia, Brazil, and the United Kingdom. A cardholder's use of the card generates entitlements to rebates which can be used solely in connection with the cardholder's purchase or lease of a new General Motors vehicle.

     As the sponsor of the GM Card program, General Motors does not provide consumer credit. The program is used as a marketing tool to strengthen brand loyalty and to ultimately increase product sales. Independent banks issue the GM Card and are responsible for evaluating, extending, and funding credit to the cardholders, and are fully responsible for any credit card losses with no recourse against General Motors.

     In the U.S., GM Card rebates accumulate at a rate equal to 5% of all spending for goods or services charged to the GM Card up to a maximum rebate amount of $500 per year on the Blue Card and $1,000 per year on the Gold Card. Additional rebates may be earned when the GM Card is used to make purchases from non-bank marketing partners. The rebates, which expire in 7 years, may be applied over and above all sales allowances in the market at the time of vehicle purchase or lease. General Motors is solely responsible to cardholders for rebates. Provisions for GM Card rebates are recorded as reductions in revenue at the time of vehicle sale. General Motors has the right to prospectively modify the plan.

     Rebates redeemed worldwide during 1995, 1994, and 1993 were $299.4 million, $149.8 million, and $33.6 million, respectively. Cardholder rebates available worldwide for future redemption when the cardholder purchases or leases a new General Motors vehicle amounted (net of deferred program income) to $2.5 billion and $1.6 billion at December 31, 1995 and 1994, respectively. The Corporation anticipates that profits from incremental sales resulting from the GM Card program along with deferred program income will more than offset future rebate costs associated with the GM Card.

DERIVATIVE INSTRUMENTS

     General Motors is an international corporation with operations in over 50 countries in the world, which naturally exposes it to a variety of financial risks. These financial risks are principally the effects of movements in foreign exchange rates on transactions not denominated in U.S. dollars, and, to a lesser extent, changes in interest rates on its net cost of borrowings. In addition, General Motors is hedging its use of metals in the physical and financial commodities markets. The impact of such financial exposures on General Motors' annual income is relatively small compared with the impact of changes in vehicle sales volumes and operating margins. These financial exposures are monitored and managed in accordance with General Motors' policies and procedures.

     With respect to foreign exchange, General Motors has foreign exchange exposures at many of its domestic and foreign operations related to buying, selling, and financing in currencies other than the local currency. General Motors' most significant foreign currency exposures relate to major North American countries (Canada and Mexico), Western European countries (primarily Germany, United Kingdom, Spain, Belgium, and France), Japan, and Brazil. The magnitude of these exposures varies significantly over time depending upon the strength of local automotive markets and sourcing decisions. The Corporation and its subsidiaries enter into agreements related to the management of certain foreign exchange exposures, primarily to hedge transaction risks. As a general practice, General Motors has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars or the translation of overseas equity positions back to U.S. dollars.

     General Motors manages its market risk from exposure to changes in interest rates through various interest rate forward contracts and options both on debt and on GMAC's assets. At December 31, 1995 and 1994, the total notional amount of such financial instruments was approximately $16 billion and $14 billion, respectively. The $2 billion increase in the notional amount relates to GMAC, and its use of such instruments in the normal course of business to offset a companion asset or funding position as well as to adjust the fixed/floating nature of its funding position.

     Additional information regarding General Motors' accounting policies for and use of derivative financial instruments is contained in Notes 1, 9, 10, and 11 to the Consolidated Financial Statements.

SECURITY RATINGS

                                                            CURRENT SECURITY RATINGS
                                                        --------------------------------
                                                        S&P     MOODY'S    D&P     FITCH
                                                        ----    -------    ----    -----
        GM/GMAC Long-Term Debt.......................   A-      A.3        A-      A-
        GM Preference Stock..........................   BBB+    Baa1       BBB+    BBB+
        GMAC Commercial Paper........................   A.2     P-1        D-1     F-1
        Hughes Long-Term Debt........................   A-      A.3        --      --
        Hughes Commercial Paper......................   A.2     P-2        --      --
        EDS Long-Term Debt...........................   A*      A.1        A+      A+**
        EDS Commercial Paper.........................   A.1*    P-1        D-1     F-1**

- -------------------------
 * On CreditWatch with positive implications.

** On Fitch Alert with positive implications.

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

     In May 1995, Moody's Investors Service (Moody's) raised the long-term credit ratings of General Motors Corporation, GMAC, Hughes and certain related affiliates to A.3 from Baa1, seventh highest within the 10 investment grade ratings available from Moody's for long-term debt. Moody's defines A.3 bonds as having "upper-medium grade" quality, whereas the Baa1 rating signifies "medium grade" quality. In this action, the credit rating of GMAC's commercial paper was also raised from P-2 to P-1. Moody's employs its P-1 rating to indicate that an issuer's ability to repay is superior relative to other issuers, while the P-2 rating indicates that the issuer has a strong ability for repayment relative to other issuers. The ratings for commercial paper and term debt of EDS and the rating for commercial paper of Hughes were not affected by the action announced by Moody's. The rating for GM preference stock was upgraded two levels, to Baa1 from Baa3 (Baa3 is the lowest investment grade category).

     During 1995, Standard & Poor's Corporation (S&P) raised the long-term debt ratings of GM, GMAC, and Hughes from BBB+ to A-. The S&P A- credit rating is the seventh highest within the 10 investment grade ratings available from S&P for long-term debt, based on a strong capability to pay interest and repay principal, although somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. Additionally, S&P raised its rating on GM's preference stock from BBB to BBB+, eighth highest within the 10 S&P investment grade ratings, affirmed its A.2 rating on GMAC's and Hughes' commercial paper, and raised its commercial paper rating of EDS to A.1 from A.2. The A.1 credit rating is the second highest within the four investment grade ratings available from S&P for commercial paper, indicating a strong degree of safety regarding timely payments. The senior debt (A) and commercial paper (A.1) rating on EDS remain on CreditWatch with positive implications.

     In addition, substantially all of the short-, medium-, and long-term debt issued by GMAC and the senior debt of GM and EDS is rated by Fitch Investors Service, Inc. (Fitch) and Duff & Phelps Credit Rating Co. (D&P). The senior debt of GM and GMAC is rated A- by both agencies, seventh highest within the 10 investment grade ratings available. Fitch's A- rating is assigned to bonds considered to be of high credit quality, with the obligor's ability to pay interest and repay principal considered to be strong. D&P's A- rating indicates adequate likelihood of timely payment of principal and interest. The senior debt of EDS is rated A+ by both agencies, fifth highest within the 10 investment grade ratings available. In January 1996, EDS senior debt was put on Fitch Alert with positive implications.

     GMAC's and EDS' commercial paper has received ratings of F-1 by Fitch, the second highest of four investment grade ratings available, which is assigned to short-term issues which possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner. In January 1996, EDS' commercial paper was put on Fitch Alert with positive implications. GMAC's and EDS' commercial paper is rated D-1 by D&P, the second highest of five investment grade ratings available which signifies a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors.

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

DIVIDEND POLICY

     The Corporation's policy is to distribute dividends on its $1 2/3 par value common stock based on the outlook and indicated capital needs of the business. At the February 1996 meeting of the General Motors Board of Directors, the quarterly dividend on the $1 2/3 par value common stock was raised from $0.30 per share to $0.40 per share, a level that the Corporation believes will be sustainable throughout the automotive business cycle.

     With respect to Class E and Class H common stocks, the Corporation's current policy is to pay cash dividends approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, for the prior year. In February 1996, the Board of Directors increased the quarterly dividends on Class E common stock from $0.13 per share to $0.15 per share and on Class H common stock from $0.23 per share to $0.24 per share.

     Notwithstanding the current dividend policy, the dividends declared on the Class H common stock for each of the quarters of 1995, 1994, and 1993 were based on an annual rate higher than 35% of the Available Separate Consolidated Net Income of Hughes for the preceding year.

DEFERRED INCOME TAXES

     General Motors' Consolidated Balance Sheet at December 31, 1995 included a net deferred tax asset of approximately $17.6 billion related to net future deductible temporary differences (see Note 6 to the Consolidated Financial Statements) in the U.S. of which approximately $15.5 billion relates to the obligation for postretirement benefits other than pensions. Realization of the net deferred tax asset is dependent upon profitable operations in the U.S. and future reversals of existing taxable temporary differences. Although realization is not assured, General Motors believes that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has carefully considered various factors in assessing the probability of realizing these deferred tax benefits including:

          - Operating results of GMAC, EDS, and Hughes, which collectively generated U.S. pre-tax income of approximately $3.9 billion, $3.3 billion, and $3.4 billion in 1995, 1994, and 1993, respectively.

          - The operating results of GM-NAO/Delphi over the most recent three year period and overall financial forecasts of book and taxable income for the 1996-2000 period. Further improvements are expected by continuing to balance plant capacity pursuant to the plant closing plan, reduce material costs through global sourcing, increase efficiency through lean manufacturing, and reduce low profit fleet sales.

          - The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that General Motors does not have, and does not expect to generate in the near future, any significant U.S. Federal tax net operating loss carryforwards.

          - The extended period of time over which the tax benefits can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

          - The fact that General Motors has never lost deferred Federal tax benefits due to the expiration of a U.S. net operating loss carryforward.

     Dividends received from foreign operations for U.S. Federal income tax purposes totaled approximately $0.2 billion, $1.1 billion, and $6.2 billion in 1995, 1994, and 1993, respectively. The significant level of dividends in 1993 was effected as part of GM's tax planning and global cash management initiatives, with the resulting U.S. Federal income tax effect being substantially offset by foreign tax credits. The reduced level of dividends in 1995 resulted from tax planning strategies related to the U.S. net operating loss carryback position -- for tax purposes only. It is anticipated that the dividends from foreign operations in 1996 will be substantially higher than those in 1995.

PENSIONS

     At year-end 1995, General Motors' total worldwide net unfunded pension position decreased to $6.6 billion ($3.0 billion U.S. and $3.6 billion non-U.S.) from $12.6 billion a year ago ($9.3 billion U.S. and $3.3 billion non-U.S.). The improvement in the U.S. plans resulted from $10.4 billion in 1995 cash and non-cash pension contributions to U.S. hourly and salaried pension plans and asset returns in excess of the assumed 10% asset earnings rate, partially offset by the effect of a year-to-year 150 basis point decrease in the discount rate used to measure the pension obligation at the end of 1995 compared to 1994. Total worldwide pension contributions for the 1995 calendar year totaled $11.4 billion.

     On an economic basis, General Motors achieved a fully-funded status for its U.S. hourly and salaried pension plans at December 31, 1995, one year ahead of its stated goal. The economic measure of the U.S. hourly and salaried pension liability differs from the SFAS No. 87 basis required by generally accepted accounting principles, but General Motors believes it to be a better measure of General Motors' ongoing economic exposure for pension obligations and as such uses this measure to determine its funding. As a result of this fully funded status on an economic basis, it is anticipated that funding to the U.S. hourly and salaried plans will decline substantially in 1996 compared to 1995 levels. The economic basis discounts pension liabilities at the long-term asset earnings rate assumption (currently 10%) rather than at a year-end market rate as required by SFAS No. 87 (currently 7%). In periods of low interest rates, as in the current market environment, the SFAS No. 87 liability will generally exceed the liability calculated on an economic basis, whereas in periods of high interest rates the economic basis liability will generally exceed the SFAS No. 87 liability.

     During 1995, General Motors contributed $4.1 billion in cash to its U.S. hourly and salaried pension plans. In addition, during March 1995, the Corporation contributed to the General Motors Hourly-Rate Employees Pension Plan 173,163,187 shares of Class E common stock, having an aggregate fair market value on such date of approximately $6.3 billion (determined by an independent valuation expert retained by the Trustee). See Note 13 to the Consolidated Financial Statements for additional information on this contribution.

     The Class E common stock contribution to the U.S. hourly pension plan in 1995 increased the weighted average number of Class E shares outstanding which increased the allocation of EDS earnings to Class E common stock and decreased the allocation of EDS earnings to $1 2/3 par value common stock. The reduction in EDS earnings allocated to $1 2/3 par value common stock was more than offset by reduced pension expense as a result of the stock contribution. The relationship between the reduction in EDS earnings allocated to $1 2/3 par value common stock and reduced pension expense will vary from period to period. The stock contribution had no impact on Class E earnings per share since the increased allocation of EDS earnings to Class E common stock is offset by the higher weighted average number of Class E shares outstanding.

ENVIRONMENTAL MATTERS

     General Motors is subject to various laws relating to the protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged.

     As disclosed in Note 14 to the Consolidated Financial Statements, other liabilities and deferred credits, the accrued liability for worldwide environmental cleanup was $691.9 million at December 31, 1995 and $693.7 million at December 31, 1994. In future periods, new laws or regulations, advances in technologies, and additional information about the ultimate remedy selected at new and existing sites, and General Motors' share of the cost of such remedies, could significantly change General Motors' estimates.

     Note 1 to the Consolidated Financial Statements, Significant Accounting Policies, describes the Corporation's methodology for estimating environmental liabilities. The process of estimating such liabilities is complex and is dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties
(PRPs) at multi-party sites, the number and financial viability of other PRPs, and the timing of expenditures.

     In 1995, 1994, and 1993, General Motors expensed $133.5 million, $105.7 million, and $104.7 million, respectively, for environmental cleanup. In addition, worldwide capital expenditures, as discussed previously, include $132.6 million, $130.5 million, and $211.5 million in 1995, 1994, and 1993, respectively, for various environmental matters.

EMPLOYMENT AND PAYROLLS

                                                             1995           1994           1993
                                                           ---------      ---------      ---------
WORLDWIDE EMPLOYMENT AT DECEMBER 31, (in thousands)
  GM-NAO/Delphi.........................................         434            431            436
  GMIO..................................................         103            102            107
  GMAC..................................................          17             17             18
  EDS...................................................          96             81             70
  Hughes................................................          84             79             78
  NCRS(1)...............................................          --              6              6
  Other.................................................          11             12             11
                                                                 ---            ---            ---
                                                                 745            728            726
     Total number of employees..........................         ===            ===            ===
WORLDWIDE PAYROLLS (in millions)........................   $33,633.8      $31,737.3      $29,805.8
U.S. hourly payrolls (in millions)(2)(3)................   $13,708.2      $13,582.3      $12,438.9
Average labor cost per active hour worked-U.S.
  hourly(2).............................................      $43.13         $44.23         $42.72

- -------------------------
(1) Net assets sold as of May 1995.

(2) Excludes EDS, Hughes' non-automotive employees, Saturn, and NCRS.

(3) Includes employees "at work" (excludes laid-off employees receiving benefits).

                                   * * * * *

                                    PART III

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEMS 10 THROUGH 13

     Certain information required by Part III (Items 10 through 13) of this form, other than the information set forth below, has been omitted because the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of its fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Registrant at February 29, 1996 and their positions and offices with the Registrant on that date are as follows:

               NAME AND (AGE)                               POSITIONS AND OFFICES
- ---------------------------------------------   ----------------------------------------------
John F. Smith, Jr. (57)......................   Chairman of the Board; Chief Executive
                                                Officer; President; Member, Finance Committee
                                                and Chairman, The President's Council
Harry J. Pearce (53).........................   Vice Chairman of the Board; Member, The
                                                President's Council
J. Michael Losh (49).........................   Executive Vice President; Chief Financial
                                                Officer; Member, The President's Council
G. Richard Wagoner, Jr. (43).................   Executive Vice President; Member, The
                                                President's Council
Louis R. Hughes (47).........................   Executive Vice President; Member, The
                                                President's Council

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

     Mr. John F. Smith, Jr. has been associated with General Motors since 1961. He was elected Executive Vice President in charge of International Operations in 1988. Effective August 1990, he was elected Vice Chairman of the Board of Directors. On April 6, 1992, Mr. Smith was elected President and Chief Operating Officer. Effective November 1992, he was elected Chief Executive Officer and President. On January 1, 1996, Mr. Smith became Chairman of the Board of Directors.

     Mr. Pearce has been associated with General Motors since 1985. In May 1987, he was elected Vice President and General Counsel of General Motors. Effective November 1992, he was elected Executive Vice President of General Motors with responsibility for the Industry-Government Relations Staff, Environmental Activities Staff (now Environmental and Energy Staff), Worldwide Economics, Electronic Data Systems Corporation and GM Hughes Electronics Corporation (now Hughes Electronics Corporation). In July 1994, he assumed responsibility for GM's Strategic Decision Center, Corporate Communications, Allison Transmission Division, Electro-Motive Division (now GM Locomotive Group), Urban and Community Affairs, Executive Compensation and Corporate Governance, and the Corporate Services Staff. He remained General Counsel through August 1, 1994. Effective January 1, 1996, Mr. Pearce was elected a director and became Vice Chairman of the Board of Directors.

     Mr. Losh has been associated with General Motors since 1964. In July 1984, he was elected Vice President of General Motors and General Manager of Pontiac Division. He was named General Manager of Oldsmobile Division in June 1989. Effective May 1992, he was elected Group Executive in charge of North

                                      III-1

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

                                      III-2

                                    PART IV

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                       PAGE NO.
                                                                                    ---------------
(a)    1. All Financial Statements
       See Part II
       2. Financial Statement Schedule II-Allowances for the Years Ended
       December 31, 1995, 1994, and 1993.........................................        IV-3
       3. Exhibits (Including Those Incorporated by Reference)

 EXHIBIT
   NO.
- ---------
 (3)(a)     Restated Certificate of Incorporation as amended to May 26, 1994, incorporated by reference to Exhibit 3(i) to the Current Report on
            Form 8-K of General Motors Corporation dated May 26, 1994, and
            Amendment to Article Fourth of the Certificate of Incorporation --
            Division III -- Preference Stock, by reason of the Certificates of
            Designations filed with the Secretary of State of the State of
            Delaware on September 14, 1987 and the Certificate of Decrease filed with the Secretary of State of the State of Delaware on September 29,
            1987 (pertaining to the six series of Preference Stock contributed to the General Motors pension trusts), incorporated by reference to
            Exhibit 19 to the Quarterly Report on Form 10-Q of General Motors
            Corporation for the quarter ended June 30, 1990 in the Form SE of
            General Motors Corporation dated August 6, 1990; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on June 28, 1991 (pertaining to Series A
            Conversion Preference Stock), incorporated by reference to Exhibit
            4(a) to Form S-8 Registration Statement No. 33-43744 in the Form SE
            of General Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on December 9, 1991 (pertaining to
            Series B 9 1/8% Preference Stock), incorporated by reference to
            Exhibit 4(a) to Form S-3 Registration Statement No. 33-45216 in the
            Form SE of General Motors Corporation dated January 27, 1992; as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on February 14, 1992
            (pertaining to Series C Convertible Preference Stock), incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K of
            General Motors Corporation for the year ended December 31, 1991 in the Form SE of General Motors Corporation dated March 20, 1992; as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on July 15, 1992
            (pertaining to Series D 7.92% Preference Stock), incorporated by reference to Exhibit 3(a)(2) to the Quarterly Report on Form 10-Q of
            General Motors Corporation for the quarter ended June 30, 1992 in the
            Form SE of General Motors Corporation dated August 10, 1992; and as further amended by the Certificate of Designations filed with the
            Secretary of State of the State of Delaware on December 15, 1992
            (pertaining to Series G 9.12% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No.
            33-49309 in the Form SE of General Motors Corporation dated January
            25, 1993.............................................................         N/A
    (b)     By-Laws as amended to December 4, 1995, incorporated by reference to
            Exhibit 3(ii) to the Current Report on Form 8-K of General Motors
            Corporation dated December 4, 1995...................................         N/A
 (4)(a)     Form of Indenture relating to the $500,000,000 8 1/8% Debentures Due
            April 15, 2016 dated as of April 1, 1986 between General Motors
            Corporation and Citibank, N.A., Trustee, incorporated by reference to
            Exhibit 4 to Amendment No. 1 to Form S-3 Registration Statement No.
            33-4452 and resolutions adopted by the Special Committee on April 15,
            1986, incorporated by reference to Exhibit 4(a) to the Current Report
            on Form 8-K of General Motors Corporation dated April 24, 1986.......         N/A

 EXHIBIT
   NO.                                                                                 PAGE NO.
- ---------                                                                           ---------------
 (4)(b)     Form of Indenture relating to the $700,000,000 9 5/8% Notes Due
            December 1, 2000 and the $1,400,000,000 Medium-Term Note Program
            dated as of November 15, 1990 between General Motors Corporation and
            Citibank, N.A., Trustee, incorporated by reference to Exhibit 4(a) to
            Form S-3 Registration Statement No. 33-37737.........................         N/A
    (c)     Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed
            10% of the total assets of the Registrant and its subsidiaries. The
            Registrant agrees to furnish a copy of any such instrument to the
            Commission upon request..............................................         N/A
    (d)     Rights agreement dated as of March 12, 1996 between Electronic Data
            Systems Holding Corporation and The Bank of New York, Rights Agent,
            incorporated by reference to Exhibit 4(d) to the Current Report on
            Form 8-K of General Motors Corporation dated March 12, 1996..........         N/A
(10)(a)     The General Motors Hourly-Rate Employees Pension Plan, incorporated by reference to Exhibit (10)(a) to the Annual Report on Form 10-K for
            the year ended December 31, 1994.....................................         N/A
    (b)     General Motors Retirement Program for Salaried Employees,
            incorporated by reference to Exhibit (10)(b) to the Annual Report on
            Form 10-K for the year ended December 31, 1994.......................         N/A
    (c)*    General Motors Amended 1987 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 13, 1992.....................................         N/A
    (d)*    General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 16, 1982.....................................         N/A
    (e)*    General Motors 1987 Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 17, 1987.....................................         N/A
    (f)*    General Motors 1992 Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
            Corporation dated April 13, 1992.....................................         N/A
(11)        Computation of Earnings Per Share Attributable to Common Stocks for
            the Three Years Ended December 31, 1995..............................        IV-6
(12)        Computation of Ratios of Earnings to Fixed Charges for the Three
            Years Ended December 31, 1995........................................        IV-9
(21)        Subsidiaries of the Registrant as of December 31, 1995...............        IV-10
(23)        Consents of Independent Auditors.....................................   IV-19 and IV-21
(99)(a)     Electronic Data Systems Corporation and Subsidiaries
            Consolidated Financial Statements and Management's Discussion and
            Analysis.............................................................        IV-20
    (b)     Hughes Electronics Corporation and Subsidiaries
            Consolidated Financial Statements and Management's Discussion and
            Analysis.............................................................        IV-53
(27)        Financial Data Schedule (for SEC information only)...................         N/A
    (b)     Reports on Form 8-K

     Two reports on Form 8-K, dated October 2 and December 4, 1995, were filed during the quarter ended December 31, 1995 reporting amendments to the By-Laws.

* Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SCHEDULE II -- ALLOWANCES

                                                                 ADDITIONS      ADDITIONS
                                                 BALANCE AT     CHARGED TO     CHARGED TO
                                                 BEGINNING       COSTS AND        OTHER                      BALANCE AT
                 DESCRIPTION                      OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS    END OF YEAR
- ----------------------------------------------  ------------    -----------    -----------    ----------    ------------
                                                                           (DOLLARS IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 1995
Allowances Deducted from Assets(a)
  Finance receivables (unearned income).......    $3,309.9        $    --       $ 3,617.0      $3,004.4       $3,922.5
  Accounts and notes receivable (for doubtful
    receivables)..............................       244.6          138.8             0.7         146.9(b)       237.2
  Inventories (principally for obsolescence of
    service parts)............................       177.8           77.5              --          26.5(c)       228.8
  Other investments and miscellaneous assets
    (receivables and other)...................        32.4             --             0.4            --           32.8
  Miscellaneous allowances (insurance and
    mortgage).................................        35.7           36.4              --          13.0           59.1
                                                  --------         ------        --------      --------       --------
      Total Allowances Deducted from Assets...    $3,800.4        $ 252.7       $ 3,618.1      $3,190.8       $4,480.4
                                                  ========         ======        ========      ========       ========
FOR THE YEAR ENDED DECEMBER 31, 1994
Allowances Deducted from Assets(a)
  Finance receivables (unearned income).......    $3,195.1        $    --       $ 2,324.6      $2,209.8       $3,309.9
  Accounts and notes receivable (for doubtful
    receivables)..............................       222.0           98.8             0.8          77.0(b)       244.6
  Inventories (principally for obsolescence of
    service parts)............................       149.3           53.1              --          24.6(c)       177.8
  Other investments and miscellaneous assets
    (receivables and other)...................        34.1             --              --           1.7           32.4
  Miscellaneous allowances (insurance and
    mortgage).................................        24.4           28.0              --          16.7           35.7
                                                  --------         ------        --------      --------       --------
      Total Allowances Deducted from Assets...    $3,624.9        $ 179.9       $ 2,325.4      $2,329.8       $3,800.4
                                                  ========         ======        ========      ========       ========
FOR THE YEAR ENDED DECEMBER 31, 1993
Allowances Deducted from Assets(a)
  Finance receivables (unearned income).......    $4,215.5        $    --       $ 3,260.4      $4,280.8       $3,195.1
  Accounts and notes receivable (for doubtful
    receivables)..............................       215.6          106.2             3.1         102.9(b)       222.0
  Inventories (principally for obsolescence of
    service parts)............................       141.7           44.1             0.3          36.8(c)       149.3
  Other investments and miscellaneous assets
    (receivables and other)...................        31.6            4.3              --           1.8           34.1
  Miscellaneous allowances (insurance and
    mortgage).................................        17.8            9.5              --           2.9           24.4
                                                  --------         ------        --------      --------       --------
      Total Allowances Deducted from Assets...    $4,622.2        $ 164.1       $ 3,263.8      $4,425.2       $3,624.9
                                                  ========         ======        ========      ========       ========

- -------------------------
Notes: (a) See analysis of allowance for financing losses in Note 4 to the Financial Statements.
       (b) Accounts written off.
       (c) Obsolete parts written off, etc.

Reference should be made to the Notes to Consolidated Financial Statements.

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

                                                 GENERAL MOTORS CORPORATION
                                             -----------------------------------
                                                        (Registrant)

Date: March 4, 1996                       By        /s/ JOHN F. SMITH, JR.
                                            ------------------------------------
                                                    (John F. Smith, Jr.
                                            Chairman of the Board of Directors,
                                                Chief Executive Officer, and
                                                         President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 4th day of March 1996 by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                                 TITLE
- -----------------------------------     -----------------------------------
      /s/ JOHN F. SMITH, JR.            Chairman of the Board of Directors,
- -----------------------------------     Chief Executive Officer, and
       (John F. Smith, Jr.)             President

        /s/ HARRY J. PEARCE             Vice Chairman of the Board of
- -----------------------------------     Directors
         (Harry J. Pearce)

        /s/ J. MICHAEL LOSH             Executive Vice President and Chief
- -----------------------------------     Financial Officer
         (J. Michael Losh)

         /s/ LEON J. KRAIN              Vice President and Group Executive
- -----------------------------------
          (Leon J. Krain)

       /s/ JOHN D. FINNEGAN             Vice President and Treasurer
- -----------------------------------
        (John D. Finnegan)

       /s/ WALLACE W. CREEK             Comptroller
- -----------------------------------
        (Wallace W. Creek)

       /s/ JAMES H. HUMPHREY            Chief Accounting Officer
- -----------------------------------
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

    /s/ CHARLES T. FISHER, III                       Director
- -----------------------------------
     (Charles T. Fisher, III)

   /s/ J. WILLARD MARRIOTT, JR.                      Director
- -----------------------------------
    (J. Willard Marriott, Jr.)

       /s/ ANN D. MCLAUGHLIN                         Director
- -----------------------------------
        (Ann D. McLaughlin)

     /s/ EDMUND T. PRATT, JR.                        Director
- -----------------------------------
      (Edmund T. Pratt, Jr.)

         /s/ JOHN G. SMALE                           Director
- -----------------------------------
          (John G. Smale)

       /s/ LOUIS W. SULLIVAN                         Director
- -----------------------------------
        (Louis W. Sullivan)

      /s/ DENNIS WEATHERSTONE                        Director
- -----------------------------------
       (Dennis Weatherstone)

        /s/ THOMAS H. WYMAN                          Director
- -----------------------------------
         (Thomas H. Wyman)