Form 10-K/A
period 1995-12-31
GENERAL MOTORS CORP
filed 1996-04-16
CIK 40730

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004


                                  FORM 10-K/A


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
- ---                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
- --- 1934
          FOR THE TRANSITION PERIOD FROM                TO

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C. 20549-1004



                                  FORM 10-K/A


                              AMENDMENT TO REPORT


                        FILED PURSUANT TO SECTION 13 OF


                      THE SECURITIES EXCHANGE ACT OF 1934



                           GENERAL MOTORS CORPORATION
               --------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)



                                AMENDMENT NO. 1



     The undersigned registrant hereby amends the Independent Auditors' Report on page II-3 of its 1995 Annual Report on Form 10-K ("Form 10-K") to reference the financial statement schedule filed as part of such Form 10-K.



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                General Motors Corporation
                                                --------------------------
                                                       (Registrant)
                                                       ------------




                                          By: /s/ Wallace W. Creek
                                          -----------------------------------
                                              (Wallace W. Creek, Comptroller)



Date: April 16, 1996

                          INDEPENDENT AUDITORS' REPORT

General Motors Corporation,
its Directors, and Stockholders:


     We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1995 and 1994 and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


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

/s/ DELOITTE & TOUCHE LLP
- --------------------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 29, 1996