Form 10-K/A
period 1995-12-31
GENERAL MOTORS CORP
filed 1996-04-22
CIK 40730

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                  FORM 10-K/A
                              AMENDMENT TO REPORT
                        FILED PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           GENERAL MOTORS CORPORATION
             -----------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


                                AMENDMENT NO. 2



     The undersigned registrant hereby amends Item 8, Financial Statements and Supplementary Data, of its 1995 Annual Report on Form 10-K, as amended on April 16, 1996, ("Form 10-K") to update the Independent Auditors' Report on page II-3 to reference the financial statement schedule filed as part of such Form 10-K.


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                General Motors Corporation
                                                -------------------------------
                                                       (Registrant)


                                          By: /s/ Wallace W. Creek
                                             ----------------------------------
                                             (Wallace W. Creek, Comptroller)


Date: April 22, 1996

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                  1995             1994
                                                                               ----------       ----------
                                                                                  (DOLLARS IN MILLIONS
                                                                                EXCEPT PER SHARE AMOUNTS)
                                   ASSETS
Cash and cash equivalents (Note 1)...........................................  $ 11,044.3       $ 10,939.0
Other marketable securities..................................................     5,598.6          5,136.6
                                                                               ----------       ----------
      Total cash and marketable securities...................................    16,642.9         16,075.6

Finance receivables -- net (Note 4)..........................................    58,732.0         54,077.3
Accounts and notes receivable (less allowances)..............................     9,988.4          8,977.8
Inventories (less allowances) (Note 5).......................................    11,529.5         10,127.8
Contracts in process (less advances and progress payments of $1,327.2 and
  $2,311.2) (Note 1).........................................................     2,469.2          2,265.4
Net equipment on operating leases (less accumulated depreciation of $7,224.5
  and $5,374.7) (Note 7).....................................................    27,702.3         20,061.6
Deferred income taxes (Note 6)...............................................    19,028.3         19,693.3
Property (Note 1)
  Real estate, plants, and equipment -- at cost (Note 7).....................    73,652.3         69,807.9
  Less accumulated depreciation..............................................    44,083.2         42,586.4
                                                                               ----------       ----------
    Net real estate, plants, and equipment...................................    29,569.1         27,221.5
  Special tools -- at cost (less amortization)...............................     8,170.7          7,559.1
                                                                               ----------       ----------
      Total property.........................................................    37,739.8         34,780.6

Intangible assets -- at cost (less amortization) (Notes 1 and 8).............    11,898.9         11,913.8
Other assets (less allowances)...............................................    21,392.1         20,625.5
                                                                               ----------       ----------
      Total Assets...........................................................  $217,123.4       $198,598.7
                                                                               ==========       ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable (principally trade).........................................  $ 11,898.8       $ 11,635.0
Notes and loans payable (Note 9).............................................    83,323.5         73,730.2
United States, foreign, and other income taxes
  deferred and payable (Note 6)..............................................     3,231.6          2,721.0
Postretirement benefits other than pensions (Note 12)........................    41,595.1         40,018.2
Pensions (Note 13)...........................................................     6,842.3         14,353.2
Other liabilities and deferred credits (Note 14).............................    46,886.6         42,867.3
                                                                               ----------       ----------
      Total Liabilities......................................................   193,777.9        185,324.9
                                                                               ----------       ----------
Stocks Subject to Repurchase (Note 17).......................................          --            450.0
                                                                               ----------       ----------
Stockholders' Equity (Notes 17 and 20)
Preference stocks............................................................         1.2              2.4
Common stocks
  $1 2/3 par value (issued, 753,008,273 and 754,345,782 shares)..............     1,255.0          1,257.2
  Class E (issued, 442,812,166 and 268,125,255 shares).......................        44.3             26.8
  Class H (issued, 97,152,014 and 78,720,022 shares).........................         9.7              7.9
Capital surplus (principally additional paid-in capital).....................    18,870.9         13,149.4
Net income retained for use in the business..................................     7,185.4          1,785.8
                                                                               ----------       ----------
      Subtotal...............................................................    27,366.5         16,229.5

Minimum pension liability adjustment (Note 13)...............................    (4,736.3)        (3,548.4)
Accumulated foreign currency translation adjustments.........................       222.5           (100.4)
Net unrealized gains on investments in certain debt and equity securities
  (Note 1)...................................................................       492.8            243.1
                                                                               ----------       ----------
      Total Stockholders' Equity.............................................    23,345.5         12,823.8
                                                                               ----------       ----------
      Total Liabilities and Stockholders' Equity.............................  $217,123.4       $198,598.7
                                                                               ==========       ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1995          1994          1993
                                                            ----------    ----------    ----------
                                                                    (DOLLARS IN MILLIONS)
Cash Flows from Operating Activities
  Income before cumulative effect of accounting
     changes.............................................   $  6,932.5    $  5,658.7    $  2,465.8
  Adjustments to reconcile income before cumulative
  effect of accounting changes to net cash provided
  by operating activities
     Depreciation of real estate, plants, and
       equipment.........................................      4,062.1       3,688.7       3,682.7
     Depreciation of equipment on operating leases.......      4,492.3       3,435.7       2,893.6
     Amortization of special tools.......................      3,212.0       2,900.7       2,535.3
     Amortization of intangible assets...................        255.3         226.2         330.4
     Amortization of discount and issuance costs on debt
       issues............................................         77.6          71.3          90.5
     Provision for financing losses......................        448.8         177.3         300.8
     Special provision for scheduled plant closings......           --            --         950.0
     Provision for inventory allowances..................         77.5          53.1          44.1
     Pension expense, net of cash contributions..........     (2,983.9)     (5,096.1)     (1,548.2)
     Pre-tax (gain) loss on sales of various assets......        116.1         (17.6)        305.6
     Provision for ongoing postretirement benefits other
       than pensions, net of cash payments...............      1,684.1       2,252.6       2,396.7
     Origination and purchase of mortgage loans..........    (12,085.6)    (10,135.7)    (21,583.7)
     Proceeds on sale of mortgage loans..................     11,132.7      10,719.2      22,309.5
     Change in other investments, miscellaneous assets,
       deferred credits, etc. ...........................        367.5      (1,628.2)        340.2
     Change in other operating assets and liabilities
       Accounts receivable...............................       (733.1)     (2,582.1)       (480.9)
       Inventories.......................................     (1,487.0)     (1,750.3)        240.3
       Prepaid expenses and other deferred charges.......       (661.6)       (725.5)         60.2
       Deferred taxes and income taxes payable*..........      1,945.2         903.8      (1,512.8)
       Other liabilities*................................        438.8       2,683.5        (189.3)
       Other.............................................       (867.8)      1,113.4       1,115.6
                                                             ---------     ---------     ---------
Net Cash Provided by Operating Activities................   $ 16,423.5    $ 11,948.7    $ 14,746.4
                                                             =========     =========     =========

- -------------------------
* Excluding effect of accounting changes.

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS -- CONCLUDED

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1995           1994           1993
                                                         -----------    -----------    -----------
                                                                   (DOLLARS IN MILLIONS)
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired.......   $    (616.3)   $    (246.6)   $    (232.4)
  Expenditures for real estate, plants, and
     equipment........................................      (6,351.4)      (4,883.7)      (3,822.1)
  Expenditures for special tools......................      (3,725.9)      (2,341.4)      (2,648.6)
  Proceeds from disposals of real estate, plants, and
     equipment........................................         540.8          351.0          534.9
  Proceeds from the sale of various assets............         183.2          518.4          231.5
  Expenditures related to the sale of NCRS' net
     assets...........................................        (197.0)            --             --
  Change in other investing assets
     Investments in other marketable securities --
       acquisitions...................................     (18,410.1)     (14,482.3)     (13,545.4)
     Investments in other marketable securities --
       liquidations...................................      17,947.4       13,906.0       13,377.0
     Finance receivables -- acquisitions..............    (163,033.3)    (156,579.8)    (103,396.3)
     Finance receivables -- liquidations..............     133,766.2      137,598.4       92,808.6
     Finance receivables -- other.....................         244.3          610.6        8,528.3
     Proceeds from sales of finance receivables.......      25,982.5       18,800.0       13,072.2
     Operating leases -- net*.........................      (8,856.7)     (10,239.8)      (4,887.7)
     Other............................................         (13.0)        (510.6)         346.8
                                                          ----------     ----------     ----------
Net Cash Provided by (Used in) Investing Activities...     (22,539.3)     (17,499.8)         366.8
                                                          ----------     ----------     ----------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term loans
     payable..........................................       6,087.6        3,877.7       (4,278.3)
  Increase in long-term debt..........................      12,129.8       12,997.4        9,634.7
  Decrease in long-term debt..........................      (9,636.3)     (14,259.9)     (17,029.6)
  Redemption of HHMI put options......................            --             --         (315.0)
  Repurchases of common, preferred, and preference
     stocks...........................................      (1,680.7)            --         (265.6)
  Proceeds from issuing common stocks.................         504.8        1,184.9          860.2
  Cash dividends paid to stockholders.................      (1,327.7)      (1,111.9)      (1,083.9)
                                                          ----------     ----------     ----------
Net Cash Provided by (Used in) Financing Activities...       6,077.5        2,688.2      (12,477.5)
                                                          ----------     ----------     ----------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents.........................................         143.6           11.4           76.2
                                                          ----------     ----------     ----------
Net increase (decrease) in cash and cash
  equivalents.........................................         105.3       (2,851.5)       2,711.9
Cash and cash equivalents at beginning of the year....      10,939.0       13,790.5       11,078.6
                                                          ----------     ----------     ----------
Cash and cash equivalents at end of the year..........   $  11,044.3    $  10,939.0    $  13,790.5
                                                          ==========     ==========     ==========

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

     Under the GMSIP, 39.8 million shares of $1 2/3 par value, 12.2 million shares of Class E, and 5.9 million shares of Class H common stocks may be granted from June 1, 1992 through May 31, 1997, of which 17.0 million, 10.7 million, and 3.6 million shares, respectively, were available for grants at December 31, 1995. Option prices are 100% of fair market value on the dates of grant, and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

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
                                                                                       ==========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES PLAN                                                             OPTION        SHARES UNDER
CLASS H COMMON                                                          PRICES           OPTION
- ------------------------------------------------------------------   -------------    ------------
  Outstanding at January 1, 1993..................................   $17.07-$30.25      6,516,755
Granted...........................................................    28.00- 28.56      2,027,260
Exercised.........................................................    17.07- 30.25     (1,960,162)
Terminated........................................................    17.07- 30.25       (217,845)
                                                                                      ------------
  Outstanding at December 31, 1993................................    17.07- 30.25      6,366,008

Granted...........................................................    36.75             1,612,640
Exercised.........................................................    17.07- 30.25       (712,107)
Terminated........................................................    17.07- 36.75       (202,220)
                                                                                      ------------
  Outstanding at December 31, 1994................................    17.07- 36.75      7,064,321

Granted...........................................................    39.94             1,537,350
Exercised.........................................................    17.07- 36.75     (1,929,393)
Terminated........................................................    28.00- 36.75        (14,425)
                                                                                      ------------
  Outstanding at December 31, 1995................................   $17.07-$39.94      6,657,853
                                                                                       ==========
Memo:
Options exercisable at December 31, 1995..........................                      4,422,618
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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Information concerning operations by industry segment as of and for each of the three years ended December 31, follows:

                                                     FINANCING &
                                       AUTOMOTIVE     INSURANCE      INFORMATION     OTHER
                                        PRODUCTS     OPERATIONS      TECHNOLOGY    PRODUCTS       TOTAL
                                       ----------    -----------     ----------    ---------    ----------
                                                              (DOLLARS IN MILLIONS)
1995
Net Sales and Revenues
  Outside...........................   $132,159.0     $11,664.0       $ 8,531.0    $11,507.1    $163,861.1
  Intersegment......................        102.8            --         3,891.1           --            --
                                       ----------     ---------       ---------    ---------    ----------
     Total(1).......................   $132,261.8     $11,664.0       $12,422.1    $11,507.1    $163,861.1
                                       ----------     ---------       ---------    ---------    ----------
Operating Profit....................   $  6,101.4           N/A(2)    $ 1,529.0    $   538.0    $  8,168.4
                                       ----------     ---------       ---------    ---------    ----------
Identifiable Assets at Year-End.....   $ 91,162.0     $94,469.4       $10,908.9    $17,371.8    $213,912.1
                                       ----------     ---------       ---------    ---------    ----------
Depreciation and Amortization.......   $  5,990.0     $ 4,426.9       $ 1,107.8    $   497.0    $ 12,021.7
                                       ----------     ---------       ---------    ---------    ----------
Capital Expenditures................   $  8,215.8     $   133.0       $ 1,261.5    $   467.0    $ 10,077.3
                                       ==========     =========       =========    =========    ==========
1994
Net Sales and Revenues
  Outside...........................   $123,253.4     $ 9,418.8       $ 6,412.9    $11,506.4    $150,591.5
  Intersegment......................        416.9            --         3,547.2           --            --
                                       ----------     ---------       ---------    ---------    ----------
     Total(1).......................   $123,670.3     $ 9,418.8       $ 9,960.1    $11,506.4    $150,591.5
                                       ----------     ---------       ---------    ---------    ----------
Operating Profit....................   $  6,116.0           N/A(2)    $ 1,214.5    $   890.8    $  8,221.3
                                       ----------     ---------       ---------    ---------    ----------
Identifiable Assets at Year-End.....   $ 88,064.5     $84,554.6       $ 8,901.7    $13,879.1    $195,399.9
                                       ----------     ---------       ---------    ---------    ----------
Depreciation and Amortization.......   $  5,655.2     $ 3,301.5       $   800.2    $   494.4    $ 10,251.3
                                       ----------     ---------       ---------    ---------    ----------
Capital Expenditures................   $  5,545.4     $   132.8       $ 1,186.0    $   360.9    $  7,225.1
                                       ==========     =========       =========    =========    ==========
1993
Net Sales and Revenues
  Outside...........................   $107,908.5     $ 8,752.0       $ 5,183.6    $11,777.8    $133,621.9
  Intersegment......................        118.7            --         3,323.7          0.2            --
                                       ----------     ---------       ---------    ---------    ----------
     Total(1).......................   $108,027.2     $ 8,752.0       $ 8,507.3    $11,778.0    $133,621.9
                                       ----------     ---------       ---------    ---------    ----------
Operating Profit....................   $  1,625.7           N/A(2)    $ 1,076.4    $  (171.7)   $  2,530.4
                                       ----------     ---------       ---------    ---------    ----------
Identifiable Assets at Year-End.....   $ 81,009.0     $79,352.3       $ 7,086.4    $16,454.7    $183,902.4
                                       ----------     ---------       ---------    ---------    ----------
Depreciation and Amortization.......   $  5,281.9     $ 2,892.6       $   661.7    $   605.8    $  9,442.0
                                       ----------     ---------       ---------    ---------    ----------
Capital Expenditures................   $  5,164.8     $   118.5       $   816.4    $   371.0    $  6,470.7
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
                                                        ========    ========      ======        ======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

                                                                       DECEMBER 31, 1994
                                                        ------------------------------------------------
                                                                      FAIR      UNREALIZED    UNREALIZED
Type of Security                                          COST       VALUE        GAINS         LOSSES
                                                        --------    --------    ----------    ----------
                                                                     (DOLLARS IN MILLIONS)
Bonds, notes, and other securities
  United States Government and governmental agencies
     and authorities.................................   $  298.5    $  285.0      $  0.3        $ (13.8)
  States, municipalities, and political
     subdivisions....................................    1,813.3     1,747.4        38.0         (103.9)
  Other..............................................    1,417.0     1,387.3         4.2          (33.9)
                                                        --------    --------      ------        -------
Total debt securities................................    3,528.8     3,419.7        42.5         (151.6)
Equity securities....................................      280.9       472.0       203.2          (12.1)
                                                        --------    --------      ------        -------
       Total investments in securities...............   $3,809.7    $3,891.7      $245.7        $(163.7)
                                                        ========    ========      ======        =======

     The distribution of maturities of GMAC's debt securities is summarized below:

                                                                         DECEMBER 31,
                                                         --------------------------------------------
                                                                 1995                    1994
                                                         --------------------    --------------------
                                                                       FAIR                    FAIR
Maturity                                                   COST       VALUE        COST       VALUE
                                                         --------    --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Due in one year or less...............................   $  265.5    $  269.6    $  177.6    $  179.0
Due after one year through five years.................      900.8       935.2       637.9       631.5
Due after five years through 10 years.................    1,020.4     1,084.5       997.9       968.8
Due after 10 years....................................      861.9       925.7     1,094.3     1,027.4
Mortgage-backed securities............................      561.5       563.5       621.1       613.0
                                                         --------    --------    --------    --------
       Total debt securities..........................   $3,610.1    $3,778.5    $3,528.8    $3,419.7
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