Form 10-K/A
period 1995-12-31
GENERAL MOTORS CORP
filed 1996-05-10
CIK 40730

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                  FORM 10-K/A
                                AMENDMENT NO. 3

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS
FOR THE PAST 90 DAYS. YES  X .  NO     .
                                    ---
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ( )

     THE AGGREGATE MARKET VALUE (BASED UPON THE AVERAGE OF THE HIGHEST AND LOWEST SALES PRICES ON THE COMPOSITE TAPE ON FEBRUARY 29, 1996) OF GENERAL MOTORS CORPORATION $1 2/3 PAR VALUE, CLASS E, AND CLASS H COMMON STOCKS HELD BY NONAFFILIATES ON FEBRUARY 29, 1996 WAS APPROXIMATELY $38,807.7 MILLION, $27,556.3 MILLION, AND $5,610.4 MILLION, RESPECTIVELY.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                                    PART AND ITEM NUMBER OF FORM
                                    DOCUMENT                                        10-K INTO WHICH INCORPORATED
- --------------------------------------------------------------------------------   ------------------------------
GENERAL MOTORS NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT FOR
  THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 24, 1996....................   PART III, ITEMS 10 THROUGH 13

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                  FORM 10-K/A
                              AMENDMENT TO REPORT
                        FILED PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           GENERAL MOTORS CORPORATION
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 3

     The undersigned registrant hereby amends Exhibit 99(a) of its 1995 Annual Report on Form 10-K, previously amended on April 16 and 22, 1996, as follows:


PAGE            SECTION                      SENTENCE                       AMENDED DISCLOSURE
- -----    ----------------------    ----------------------------    -------------------------------------
IV-20    Responsibilities for      First Paragraph --              The word "presented" was inserted as
         Consolidated Financial    Last Sentence                   the sixth word from the end of the
         Statements                                                sentence.
IV-20    Responsibilities for      Signatures                      The word "President" was omitted from
         Consolidated Financial                                    Mr. Alberthal's title.
         Statements
IV-26    Note #1                   Principles of Consolidation     Two sentences were added at the end
                                   -- 2nd paragraph                of the paragraph to disclose that the
                                                                   effects of purchase accounting
                                                                   adjustments reflected in GM's
                                                                   Consolidated Financial Statements
                                                                   that are applicable to EDS were not
                                                                   material to EDS' Consolidated
                                                                   Statements of Income for each of the
                                                                   three years in the period ended
                                                                   December 31, 1995 and that the
                                                                   remaining carrying value of such
                                                                   purchase accounting adjustments would
                                                                   not be material to EDS' Consolidated
                                                                   Financial Statements.
IV-30    Note #1                   Significant Customers -- 2nd    Amended to reflect that, other than
                                   paragraph                       General Motors, no single customer
                                                                   accounted for more than 5% of EDS'
                                                                   revenues in 1995, 1994 or 1993.
IV-36    Note 10                   Consolidated Stockholders'      The caption "Stock option and award
                                   Equity Table                    transactions" was amended to read
                                                                   "Stock award transactions" for each
                                                                   presentation of the caption.
IV-38    Note #11                  Deferred tax assets and         The table was expanded to provide
                                   liabilities table               additional detail on the tax effects
                                                                   of temporary differences and carry
                                                                   forwards, which result in a
                                                                   significant portion of the deferred
                                                                   tax assets and liabilities.
IV-42    Note 17                   First Sentence                  To correct a typographical error in
                                                                   the word "noncancelable".
IV-45    Selected Financial        Expenditures for property       The amount reported for 1995 was
         Data                      and equipment                   changed from $1,261.4 to $1,261.5 and
                                                                   the amount reported for 1993 was
                                                                   changed from $816.0 to $816.4 to
                                                                   correct typographical errors.
IV-45    Selected Financial        Current liabilities             The amount reported for 1995 was
         Data                                                      changed from $3,261.3 to $3,261.4 to
                                                                   correct a typographical error.

PAGE            SECTION                      SENTENCE                       AMENDED DISCLOSURE
- -----    ----------------------    ----------------------------    -------------------------------------
IV-48    Results of Operations     Added as 1st sentence of the    Amended to reflect that EDS conducts
         -- Revenues               1st paragraph                   its sales, marketing and service
                                                                   activities on a global basis through
                                                                   business units that focus both
                                                                   geographically and vertically along
                                                                   the lines of specified industries.
IV-49    Results of Operations     Inserted after the last         A summary table of revenue
         -- Revenues               paragraph in the Revenues       percentages for industries which
                                   section                         individually make up more than 10% of
                                                                   EDS' total revenues for each of the
                                                                   years in the three-year period ended
                                                                   December 31, 1995 has been added.
                                                                   Additionally, EDS has added an
                                                                   explanation regarding the changes in
                                                                   year-to-year percentages associated
                                                                   with these industries.
IV-49    Result of Operations      1st sentence revised and        The disclosure discussing cost of
         -- Costs and Expenses     three new sentences added       revenues as a percentage of systems
                                                                   and other contracts revenues has been
                                                                   amended to expand on the nature of
                                                                   the "increasingly competitive
                                                                   environment" in which EDS operates.
IV-49    Results of Operations     1st sentence                    The word million has been added after
         -- Operating Income                                       the number $1,529.0.
IV-49    Results of Operations     End of paragraph                A sentence was added at the end of
         -- Interest and Other                                     the paragraph to provide an
         Income, net                                               explanation of the decrease in
                                                                   interest and other income.
IV-50    Results of Operations     End of Results of Operations    A paragraph was added to discuss
                                   section                         seasonality and inflation factors.
IV-51    Financial Position        End of Financial Position       Three paragraphs were added to
                                   section                         provide further discussion of foreign
                                                                   exchange risk management.
IV-52    Liquidity and Capital     1st sentence of 3rd             The sentence was amended to include
         Resources                 paragraph from                  an expanded discussion of the terms
                                   the end                         of the original agreement as compared
                                                                   to the revised GM payment terms under
                                                                   the IT Services Agreements.


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 General Motors Corporation
                                          --------------------------------------
                                                        (Registrant)

                                          By:        /s/ WALLACE W. CREEK
                                          --------------------------------------
                                               (Wallace W. Creek, Comptroller)


Date: May 9, 1996