Form 10-Q
period 1996-03-31
GENERAL MOTORS CORP
filed 1996-05-15
CIK 40730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                         ------------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

   For the quarterly period ended March 31, 1996

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

     As of March 31, 1996, there were outstanding 756,164,456 shares of the issuer's $1 2/3 par value common stock, 485,708,417 shares of Class E $0.10 par value common stock, and 97,922,437 shares of Class H $0.10 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I -- Financial Information (Unaudited)
  Item 1. Financial Statements
     Consolidated Statement of Income................................................     3
     Consolidated Balance Sheet......................................................     5
     Condensed Consolidated Statement of Cash Flows..................................     7
     Notes to Consolidated Financial Statements......................................     8
  Item 2. Management's Discussion and Analysis.......................................    13
Part II -- Other Information
  Item 1. Legal Proceedings..........................................................    28
  Item 6. Exhibits and Reports on Form 8-K...........................................    28
Signatures...........................................................................    29
Exhibit 11 Computation of Earnings Per Share Attributable to Common Stocks for the
  Three Months Ended March 31, 1996 and 1995.........................................    30
Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for the Three Months
  Ended March 31, 1996 and 1995......................................................    32
Exhibit 99(a) Electronic Data Systems Corporation and Subsidiaries
              Consolidated Financial Statements and Management's Discussion and
              Analysis...............................................................    33
          (b) Hughes Electronics Corporation and Subsidiaries
              Consolidated Financial Statements and Management's Discussion and
              Analysis...............................................................    42
Exhibit 27 Financial Data Schedule (for SEC information only)

                                     PART I

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                            1996         1995
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Net Sales and Revenues
  Manufactured products................................................   $34,657.5    $37,477.4
  Financial services...................................................     3,179.2      2,717.4
  Computer systems services............................................     2,404.7      1,878.3
  Other income (Note 3)................................................     1,420.7      1,211.9
                                                                          ---------    ---------
       Total Net Sales and Revenues....................................    41,662.1     43,285.0
                                                                          ---------    ---------
Costs and Expenses
  Cost of sales and other operating charges, exclusive of items listed
     below.............................................................    31,742.2     31,951.9
  Selling, general, and administrative expenses........................     3,293.5      3,097.1
  Interest expense.....................................................     1,457.1      1,489.0
  Depreciation of real estate, plants, and equipment...................     2,358.8      2,031.0
  Amortization of special tools........................................       760.7        868.2
  Amortization of intangible assets....................................        61.1         50.3
  Other deductions (Note 3)............................................       413.6        317.8
                                                                          ---------    ---------
       Total Costs and Expenses........................................    40,087.0     39,805.3
                                                                          ---------    ---------
Income before Income Taxes.............................................     1,575.1      3,479.7
Income taxes...........................................................       555.6      1,325.7
                                                                          ---------    ---------
Income before cumulative effect of accounting change...................     1,019.5      2,154.0
Cumulative effect of accounting change (Note 4)........................          --        (51.8)
                                                                          ---------    ---------
Net Income.............................................................     1,019.5      2,102.2
Dividends on preference stocks.........................................        20.3         72.0
                                                                          ---------    ---------
Income on Common Stocks................................................   $   999.2    $ 2,030.2
                                                                          =========    =========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME -- CONCLUDED
                                  (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           --------------------
                                                                            1996         1995
                                                                           ------      --------
                                                                           (DOLLARS IN MILLIONS
                                                                                  EXCEPT
                                                                            PER SHARE AMOUNTS)
Earnings Attributable to Common Stocks (Note 10)
  $1 2/3 par value before cumulative effect of accounting change........   $714.0      $1,896.3
  Cumulative effect of accounting change (Note 4).......................       --         (51.8)
                                                                           ------      --------
  Net earnings attributable to $1 2/3 par value.........................   $714.0      $1,844.5
                                                                           ======      ========
  Net earnings attributable to Class E..................................   $209.2      $  122.4
                                                                           ======      ========
  Net earnings attributable to Class H..................................   $ 76.0      $   63.3
                                                                           ======      ========
Average number of shares of common stocks outstanding (in millions)
  $1 2/3 par value......................................................    755.2         752.6
  Class E...............................................................    463.2         300.0
  Class H...............................................................     97.4          94.2
Earnings Per Share Attributable to Common Stocks (Note 10)
  $1 2/3 par value before cumulative effect of accounting change........    $0.94        $ 2.51
  Cumulative effect of accounting change (Note 4).......................       --         (0.07)
                                                                           ------      --------
  Net earnings attributable to $1 2/3 par value.........................    $0.94        $ 2.44
                                                                           ======      ========
  Net earnings attributable to Class E..................................    $0.45        $ 0.42
                                                                           ======      ========
  Net earnings attributable to Class H..................................    $0.78        $ 0.67
                                                                           ======      ========
Cash Dividends Per Share of Common Stocks (Note 10)
  $1 2/3 par value......................................................    $0.40         $0.20
  Class E...............................................................    $0.15         $0.13
  Class H...............................................................    $0.24         $0.23

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                             MARCH 31,      DEC. 31,      MARCH 31,
                                                               1996           1995          1995
                                                            -----------    ----------    -----------
                                                            (UNAUDITED)                  (UNAUDITED)
                                                                     (DOLLARS IN MILLIONS)
Cash and cash equivalents................................   $   8,836.8    $ 11,044.3    $  10,418.9
Other marketable securities..............................       5,490.5       5,598.6        5,602.3
                                                             ----------    ----------     ----------
       Total cash and marketable securities..............      14,327.3      16,642.9       16,021.2
Finance receivables -- net...............................      59,092.5      59,806.5       57,867.9
Accounts and notes receivable -- net.....................       9,722.1       9,988.4        9,563.6
Inventories -- net (Note 5)..............................      12,561.4      11,529.5       11,404.7
Contracts in process -- net..............................       2,708.9       2,469.2        2,647.3
Net equipment on operating leases........................      27,770.6      27,702.3       26,188.8
Deferred income taxes....................................      19,477.0      19,028.3       18,482.6
Property
  Real estate, plants, and equipment -- at cost..........      74,451.0      73,652.3       72,166.2
  Less accumulated depreciation..........................      44,414.9      44,083.2       44,144.4
                                                             ----------    ----------     ----------
     Net real estate, plants, and equipment..............      30,036.1      29,569.1       28,021.8
  Special tools -- net...................................       8,294.1       8,170.7        7,556.8
                                                             ----------    ----------     ----------
       Total property....................................      38,330.2      37,739.8       35,578.6
Intangible assets -- net.................................      11,453.9      11,428.6       11,803.1
Other assets -- net......................................      21,104.8      21,862.4       21,615.0
                                                             ----------    ----------     ----------
       Total Assets......................................   $ 216,548.7    $218,197.9    $ 211,172.8
                                                             ==========    ==========     ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET - CONCLUDED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             MARCH 31,      DEC. 31,      MARCH 31,
                                                               1996           1995          1995
                                                            -----------    ----------    -----------
                                                            (UNAUDITED)                  (UNAUDITED)
                                                                      (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE AMOUNTS)
Liabilities
  Accounts payable.......................................   $  11,743.2    $ 12,973.3    $  13,247.7
  Notes and loans payable................................      82,647.0      83,323.5       76,300.9
  Income taxes -- deferred and payable...................       3,249.6       3,231.6        3,491.7
  Postretirement benefits other than pensions (Note 6)...      42,014.9      41,595.1       40,408.5
  Pensions...............................................       5,251.4       6,842.3        6,804.2
  Other liabilities and deferred credits.................      47,620.8      46,886.6       49,155.1
                                                             ----------    ----------     ----------
       Total Liabilities.................................     192,526.9     194,852.4      189,408.1
                                                             ----------    ----------     ----------
Stocks Subject to Repurchase.............................            --            --          450.0
                                                             ----------    ----------     ----------
Stockholders' Equity
  Preference stocks
     Series B 9 1/8% Depositary Shares, $0.5, $0.5, and
     $1.1;
     Series C Depositary Shares, $-, $0.3, and $0.3;
     Series D 7.92% Depositary Shares, $0.1, $0.1, and
     $0.4; and
     Series G 9.12% Depositary Shares, $0.3, $0.3, and
     $0.6 in March 1996, December 1995, and March 1995
     (Note 9)............................................           0.9           1.2            2.4
  Common stocks
     $1 2/3 par value (issued, 756,621,525; 753,008,273;
       and 747,629,128 shares)...........................       1,261.0       1,255.0        1,246.0
     Class E (issued, 487,568,555; 442,812,166; and
       442,432,315 shares) (Note 9)......................          48.8          44.3           44.2
     Class H (issued, 98,154,411; 97,152,014; and
       80,236,772 shares)................................           9.8           9.7            8.0
  Capital surplus (principally additional paid-in
     capital)............................................      19,114.1      18,870.9       19,244.7
  Net income retained for use in the business............       7,781.9       7,185.4        3,609.4
                                                             ----------    ----------     ----------
       Subtotal..........................................      28,216.5      27,366.5       24,154.7
  Minimum pension liability adjustment...................      (4,742.2)     (4,736.3)      (3,548.4)
  Accumulated foreign currency translation adjustments...         118.3         222.5          377.4
  Net unrealized gains on investments in certain debt and
     equity securities...................................         429.2         492.8          331.0
                                                             ----------    ----------     ----------
       Total Stockholders' Equity........................      24,021.8      23,345.5       21,314.7
                                                             ----------    ----------     ----------
       Total Liabilities and Stockholders' Equity........   $ 216,548.7    $218,197.9    $ 211,172.8
                                                             ==========    ==========     ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     --------------------------
                                                                        1996            1995
                                                                     ----------      ----------
                                                                     (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities.........................   $  2,394.7      $  5,047.0
                                                                     ----------      ----------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and equipment.............     (1,478.9)       (1,153.8)
  Expenditures for special tools..................................       (866.6)         (725.3)
  Other...........................................................       (545.0)           54.0
  Change in other investing assets
     Investments in other marketable securities -- acquisitions...     (5,129.2)       (5,738.1)
     Investments in other marketable securities -- liquidations...      5,246.8         5,271.7
     Finance receivables -- acquisitions..........................    (39,145.0)      (42,056.7)
     Finance receivables -- liquidations..........................     33,812.0        33,770.5
     Proceeds from sales of finance receivables...................      5,876.2         6,051.6
     Operating leases -- acquisitions.............................     (5,212.3)       (4,140.6)
     Operating leases -- liquidations.............................      3,755.3         1,646.7
                                                                     ----------      ----------
       Net Cash Used in Investing Activities......................     (3,686.7)       (7,020.0)
                                                                     ----------      ----------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term loans payable.............     (2,385.9)          360.6
  Increase in long-term debt......................................      5,262.1         6,167.5
  Decrease in long-term debt......................................     (3,483.7)       (4,565.8)
  Repurchases of common and preference stocks.....................         (0.2)         (303.3)
  Proceeds from issuing common stocks.............................        195.1           112.0
  Cash dividends paid to stockholders.............................       (422.8)         (278.6)
                                                                     ----------      ----------
       Net Cash Provided by (Used in) Financing Activities........       (835.4)        1,492.4
                                                                     ----------      ----------
Effect of Exchange Rate Changes on Cash and Cash Equivalents......        (80.1)          (39.5)
                                                                     ----------      ----------
Net decrease in cash and cash equivalents.........................     (2,207.5)         (520.1)
Cash and cash equivalents at beginning of the period..............     11,044.3        10,939.0
                                                                     ----------      ----------
Cash and cash equivalents at end of the period....................   $  8,836.8      $ 10,418.9
                                                                     ==========      ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items, except as discussed in Note 4), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in General Motors' 1995 Annual Report on Form 10-K, as amended.

     Certain amounts for 1995 were reclassified to conform with the 1996 classifications.

NOTE 2. EDS SPLIT-OFF

     On March 31, 1996, the General Motors Board of Directors (the GM Board) approved specific terms for a split-off of EDS to General Motors Class E shareholders in a tax-free exchange of stock, as well as a new 10-year agreement under which EDS would continue to be General Motors' principal provider of information-technology services.

     Under terms of the split-off proposal, each share of General Motors Class E common stock would be exchanged for one share of EDS common stock. In addition, EDS would make a one-time payment of $500 million to General Motors. This proposed payment enabled the GM Board to determine, in considering the overall terms, conditions and benefits of the split-off, that the transaction is fair to all classes of General Motors common stockholders.

     A joint solicitation statement/prospectus of General Motors and EDS has been filed with the Securities and Exchange Commission and is being distributed to General Motors common shareholders in order to secure their approval of the split-off proposal and related matters. If such approval is obtained, the split-off could occur before the end of the second quarter.

     No offering of securities of EDS in connection with the proposed split-off will be made other than by means of such prospectus.

     Statements about the effect of the proposed split-off are forward-looking statements which, by their nature, are subject to numerous uncertainties that could cause actual results to vary.

NOTE 3. OTHER INCOME AND OTHER DEDUCTIONS

     Other income and other deductions consist of:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ---------------------
                                                                            1996         1995
                                                                          --------     --------
                                                                          (DOLLARS IN MILLIONS)
Other Income
  Nonfinancing interest................................................   $  400.4     $  460.1
  Insurance premiums...................................................      242.8        218.9
  Gain on sale of interest in DIRECTV(R)...............................      120.3           --
  Claims, commissions, and grants......................................       74.3         95.3
  Equity in earnings of associates, net................................       33.9         46.8
  Gain on the sale of finance receivables..............................         --         19.9
  Other................................................................      549.0        370.9
                                                                          --------     --------
       Total Other Income..............................................   $1,420.7     $1,211.9
                                                                          ========     ========
Other Deductions
  Provision for financing losses.......................................   $  155.2     $   55.0
  Insurance losses and loss adjustment expenses........................      142.5        160.7
  Other................................................................      115.9        102.1
                                                                          --------     --------
       Total Other Deductions..........................................   $  413.6     $  317.8
                                                                          ========     ========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4. NEW ACCOUNTING STANDARD AND ACCOUNTING CHANGE

     General Motors adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective as of January 1, 1996. The effect of adoption was not material.

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus in November 1995 on its Issue No. 95-1 and concluded that a manufacturer must account for the sale of equipment as an operating lease if it guarantees the resale value of the equipment to the purchaser. Accordingly, the Corporation modified its revenue recognition policy on sales to daily rental car companies to conform to the consensus. Adoption of this consensus, effective January 1, 1995, resulted in an unfavorable cumulative effect of $51.8 million after-tax ($0.07 per share) attributable to $1 2/3 par value common stock, and increases in net equipment on operating leases of $4.4 billion and other liabilities and deferred credits of $4.6 billion.

NOTE 5. INVENTORIES

     Major classes of inventories are as follows:

                                                               MARCH 31,    DEC. 31,     MARCH 31,
                                                                 1996         1995         1995
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Productive material, work in process, and supplies -- net...   $ 7,147.5    $ 6,570.4    $ 6,079.9
Finished product, service parts, etc. -- net                     5,413.9      4,959.1      5,324.8
                                                                --------     --------     --------
     Total inventories -- net...............................   $12,561.4    $11,529.5    $11,404.7
                                                                ========     ========     ========

NOTE 6. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

NOTE 7. PLANT CLOSINGS AND RESTRUCTURING RESERVES

     General Motors previously recorded charges to realign GM-NAO's plant capacity and to provide for a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses.

     The following table summarizes the activity in the GM-NAO plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1994 to March 31, 1996:

Balance at January 1, 1994 (Dollars in Millions)..................................   $4,151.7
  1994 charges against reserves...................................................     (722.6)
  Discount of people related liabilities..........................................     (401.9)
  Additions to the reserve by Hughes..............................................       35.0
  Reclassification from environmental clean-up liability..........................       41.4
                                                                                     --------
Balance at December 31, 1994......................................................    3,103.6
  1995 charges against reserves...................................................     (706.7)
  Adjustments to discount for effects of accretion and change in interest rates...      215.4
                                                                                     --------
Balance at December 31, 1995......................................................    2,612.3
  1996 first quarter charges against reserves.....................................     (116.5)
  Adjustment to discount for effect of accretion..................................       24.7
                                                                                     --------
Balance at March 31, 1996.........................................................   $2,520.5
                                                                                     ========

     General Motors and Hughes periodically evaluate the reserve balances and estimated future expenditures to assess the assumptions used and the period over which such costs are expected to be incurred.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8. CONTINGENT LIABILITIES

     The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at March 31, 1996. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

NOTE 9. SERIES C PREFERENCE STOCK CONVERSION AND REDEMPTION

     During the 1996 first quarter, approximately 44.7 million shares of Class E common stock were issued upon conversion of approximately 3.2 million shares of Series C Preference Stock (represented by depositary shares). The remaining 6,784 shares of Series C Preference Stock were redeemed on February 22, 1996 for $3.6 million of cash, or $524.20 per share of Series C Preference Stock ($52.42 per depositary share).

NOTE 10. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS

     Earnings per share attributable to common stocks was determined based on the relative amounts available for the payment of dividends to holders of $1 2/3 par value, Class E, and Class H common stocks. The allocation of earnings attributable to such common stocks and the calculation of the related amounts per share were computed by considering the weighted average number of common shares outstanding. Beginning in 1996, common stock equivalents were not considered as they are not material.

     The Available Separate Consolidated Net Income of Electronic Data Systems Corporation (EDS) and Hughes Electronics Corporation (Hughes) is determined quarterly and is equal to the separate consolidated net income of EDS and Hughes, respectively, excluding the effects of purchase accounting adjustments arising at the time of the respective acquisition, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class E (463.2 million during the first quarter of 1996) or Class H (97.4 million during the first quarter of 1996) common stock outstanding during the period and the denominator of which was 484.4 million for Class E common stock and 399.9 million for Class H common stock during the first quarter of 1996. Comparable numerators for the first quarter of 1995 were 300.0 million for Class E common stock and 94.2 million for Class H common stock. Comparable denominators for the first quarter of 1995 were 482.4 million for Class E common stock and 399.9 million for Class H common stock.

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

     Dividends on the $1 2/3 par value common stock are declared out of the earnings of GM and its subsidiaries, excluding the Available Separate Consolidated Net Income of EDS and Hughes. Dividends on the Class E and Class H common stocks are declared out of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, earned since the respective acquisition by the Corporation.

     Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class E and Class H common stocks is to pay quarterly cash dividends at an annual rate approximately equal to 30% and 35% of the Available Separate Consolidated Net Income of EDS and Hughes, respectively, for the prior year.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 11.

     Summary financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:

                CONDENSED GMAC CONSOLIDATED STATEMENT OF INCOME

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1996        1995
                                                                            --------    --------
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Financing Revenue
  Retail and lease financing.............................................   $  957.5    $  750.4
  Operating leases.......................................................    1,738.3     1,433.0
  Wholesale and term loans...............................................      483.4       534.0
                                                                            --------    --------
     Total financing revenue.............................................    3,179.2     2,717.4
Interest and discount....................................................    1,239.7     1,219.8
Depreciation on operating leases.........................................    1,150.7       989.7
                                                                            --------    --------
     Net financing revenue...............................................      788.8       507.9
Insurance premiums earned................................................      297.5       271.3
Other income.............................................................      447.1       499.0
                                                                            --------    --------
     Net financing revenue and other.....................................    1,533.4     1,278.2
Expenses.................................................................    1,026.1       847.5
                                                                            --------    --------
     Income before income taxes..........................................      507.3       430.7
Income taxes.............................................................      198.2       175.8
                                                                            --------    --------
     Net Income..........................................................   $  309.1    $  254.9
                                                                            ========    ========

                   CONDENSED GMAC CONSOLIDATED BALANCE SHEET

                                                               MARCH 31,    DEC. 31,     MARCH 31,
                                                                 1996         1995         1995
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Cash and cash equivalents...................................   $ 1,361.6    $ 1,448.6    $ 1,655.7
Investments in securities...................................     4,319.2      4,328.2      4,244.8
Finance receivables -- net..................................    59,632.4     60,404.9     58,357.7
Net investment in operating leases..........................    22,875.9     22,134.9     19,207.3
Notes receivable from General Motors........................          --           --      1,242.2
Other assets................................................     6,870.7      7,330.9      6,802.9
                                                               ---------    ---------    ---------
     Total Assets...........................................   $95,059.8    $95,647.5    $91,510.6
                                                               =========    =========    =========
Short-term debt.............................................   $43,297.3    $43,871.8    $35,347.8
Accounts payable and other liabilities......................    12,763.6     12,455.8     14,584.8
Long-term debt..............................................    30,709.4     31,050.6     33,438.2
Stockholder's equity........................................     8,289.5      8,269.3      8,139.8
                                                               ---------    ---------    ---------
     Total Liabilities and Stockholder's Equity.............   $95,059.8    $95,647.5    $91,510.6
                                                               =========    =========    =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                  (UNAUDITED)

              CONDENSED GMAC CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ------------------------
                                                                           1996          1995
                                                                        ----------    ----------
                                                                         (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities............................   $  1,880.8    $  3,492.9
                                                                        ----------    ----------
Cash Flows from Investing Activities
Finance receivables-acquisitions.....................................    (39,145.0)    (42,056.7)
Finance receivables-liquidations.....................................     33,812.0      33,770.5
Notes receivable from General Motors.................................           --        (161.7)
Operating leases -- acquisitions.....................................     (4,207.6)     (3,302.0)
Operating leases -- liquidations.....................................      2,256.0       1,214.8
Investments in securities -- acquisitions............................     (2,887.2)     (3,613.6)
Investments in securities -- liquidations............................      2,893.3       3,403.8
Proceeds from sales of receivables -- wholesale......................      5,876.2       3,989.1
Proceeds from sales of receivables -- retail.........................           --       2,062.5
Due and deferred from receivable sales...............................        243.7         (47.7)
Other................................................................        257.7         232.9
                                                                        ----------    ----------
     Net Cash Used in Investing Activities...........................       (900.9)     (4,508.1)
                                                                        ----------    ----------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -- proceeds........................................................      9,847.3      15,714.9
  -- liquidations....................................................    (11,202.6)    (13,676.7)
Debt with original maturities less than 90 days -- net change........        536.6        (500.5)
Cash dividends paid to General Motors................................       (250.0)       (200.0)
                                                                        ----------    ----------
     Net Cash Provided by (Used in) Financing Activities.............     (1,068.7)      1,337.7
                                                                        ----------    ----------
Effect of exchange rate changes on cash and cash equivalents.........          1.8          (6.3)
                                                                        ----------    ----------
Net increase (decrease) in cash and cash equivalents.................        (87.0)        316.2
Cash and cash equivalents at beginning of the period.................      1,448.6       1,339.5
                                                                        ----------    ----------
Cash and cash equivalents at end of the period.......................   $  1,361.6    $  1,655.7
                                                                        ==========    ==========

                                  * * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following management's discussion and analysis should be read in conjunction with the management's discussion and analysis included in the Corporation's 1995 Annual Report to the SEC on Form 10-K, as amended, (the 1995 Form 10-K) and management's discussion and analysis relating to Electronic Data Systems Corporation (EDS) and Hughes Electronics Corporation (Hughes) included in Exhibits 99(a) and 99(b), respectively, to the 1995 Form 10-K. The competitive position and environmental matters discussions included in Part I,
Item 1 of the 1995 Form 10-K are specifically incorporated by reference herein.

GM-NAO/DELPHI FINANCIAL HIGHLIGHTS

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                         -----------------------
                                                                           1996          1995
                                                                         ---------     ---------
                                                                          (DOLLARS IN MILLIONS)
Net Sales.............................................................   $23,565.1     $27,449.6
                                                                         ---------     ---------
Pre-tax Income (Loss).................................................      (387.4)      1,589.3
Income Taxes (Benefit)................................................      (172.3)        563.1
Earnings of Nonconsolidated Affiliates................................        19.8          31.8
Cumulative effect of accounting change................................          --         (51.8)(1)
                                                                         ---------     ---------
     Net Income (Loss)................................................   $  (195.3)    $ 1,006.2
                                                                         =========     =========
     Net Profit (Loss) Margin(2)......................................        (0.8)%         3.7%

- -------------------------
(1) In November 1995, the provisions of Issue No. 95-1 of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board were retroactively adopted to January 1, 1995, which had an unfavorable impact of $51.8 million.

(2) Net profit (loss) margin represents net income (loss) as a percent of net sales.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GM-NAO

                                                                  THREE MONTHS ENDED MARCH 31,
                                                 --------------------------------------------------------------
                                                             1996                             1995
                                                 -----------------------------    -----------------------------
                                                                       GM AS                            GM AS
                                                                       A % OF                           A % OF
                                                 INDUSTRY     GM      INDUSTRY    INDUSTRY     GM      INDUSTRY
                                                 --------    -----    --------    --------    -----    --------
                                                                      (UNITS IN THOUSANDS)
United States
  Cars........................................     2,050       661      32.2%       2,028       664      32.7%
  Trucks......................................     1,643       491      29.9%       1,536       474      30.9%
                                                   -----     -----                  -----     -----
     Total United States......................     3,693     1,152      31.2%       3,564     1,138      31.9%
Other North America...........................       331       103      31.1%         353       105      29.7%
                                                   -----     -----                  -----     -----
     Total North America......................     4,024     1,255      31.2%       3,917     1,243      31.7%
                                                   =====     =====                  =====     =====
Wholesale Sales -- GM-NAO
  Cars........................................                 657                              938
  Trucks......................................                 509                              592
                                                             -----                            -----
     Total....................................               1,166                            1,530
                                                             =====                            =====

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO/DELPHI FINANCIAL REVIEW

     GM-NAO/Delphi, which represents the combined results of GM-NAO and Delphi Automotive Systems, reported a net loss of $195.3 million for the 1996 first quarter, compared to net income of $1,006.2 million in the same prior year period. The 1996 first quarter results included an $870 million after-tax loss from a 17-day strike at two component plants in Dayton, Ohio that temporarily shutdown 26 of General Motors' 29 assembly plants in North America and certain automotive component plants. The strike also caused an additional $30 million after-tax loss at the Delco Electronics unit of Hughes Electronics Corporation resulting in a total after-tax loss of $900 million. Net income reported for the 1995 first quarter was restated to reflect the impact of General Motors' adoption, retroactive to January 1, 1995, of EITF Issue No. 95-1, which reduced previously reported net income by $51.8 million.

     Net sales for the 1996 first quarter were $23,565.1 million, down $3,884.5 million, or 14.2%, compared to the same 1995 period. The net sales decrease resulted from a 364,000 unit reduction in wholesale sales and increased sales incentives, partially offset by an increase in Delphi's non-GM-NAO vehicle sales. The decrease in wholesale sales resulted from the unfavorable impact of the strike and lower pre-strike production necessary to balance U.S. vehicle inventories.

     General Motors vehicle deliveries in North America were 1,255,000 units in the 1996 first quarter, which resulted in a market share of 31.2%, down slightly from 31.7% for the first quarter of 1995. Despite the unfavorable impact of the strike, General Motors maintained its position as the number one vehicle producer in North America.

     GM-NAO/Delphi reported a pre-tax loss of $387.4 million in the 1996 first quarter compared to pre-tax income of $1,589.3 million in the comparable 1995 period. The year-over-year reduction in pre-tax results reflected the impact of lower volume, higher incentives, and increased design and engineering costs associated with new product development. These unfavorable items were partially offset by continued manufacturing cost reductions and lower pension and interest expense. The manufacturing cost reductions resulted from GM-NAO's and Delphi's commitment to reduce costs, increase the flexibility of operations, and improve the quality of products and services. The lower pension expense in the 1996 first quarter reflected the improved funding of the U.S. pension plans, while the reduced interest expense resulted from a reduction in interest accrued on outstanding tax matters, reflecting the 1995 resolution of various income tax issues.

GMIO FINANCIAL HIGHLIGHTS

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1996        1995
                                                                            --------    --------
                                                                                (DOLLARS IN
                                                                                 MILLIONS)
Net Sales................................................................   $8,997.5    $8,191.6
                                                                            --------    --------
Pre-tax Income...........................................................      576.6       842.5
Income Taxes.............................................................      170.4       347.5
Earnings of Nonconsolidated Affiliates...................................       25.4        27.1
                                                                            --------    --------
Net Income
  GM Europe..............................................................      284.9       328.4
  Other International....................................................      146.7       193.7
                                                                            --------    --------
     Total Net Income....................................................   $  431.6    $  522.1
                                                                            ========    ========
     Net Profit Margin...................................................        4.8%        6.4%

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GMIO

                                                                   THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------------------------------------
                                                               1996                           1995
                                                    ---------------------------    ---------------------------
                                                                        GM AS                          GM AS
                                                                        A % OF                         A % OF
                                                    INDUSTRY    GM     INDUSTRY    INDUSTRY    GM     INDUSTRY
                                                    --------    ---    --------    --------    ---    --------
                                                                       (UNITS IN THOUSANDS)
International
Europe...........................................     4,356     487      11.2%       4,172     465      11.1%
Latin America, Africa and the Middle East
  (LAAMO)........................................       935     163      17.4%       1,004     146      14.5%
Asian and Pacific................................     3,549     158       4.4%       3,514     140       4.0%
                                                      -----     ---                  -----     ---
       Total International.......................     8,840     808       9.1%       8,690     751       8.6%
                                                      =====     ===                  =====     ===
Wholesale Sales -- GMIO
  Cars                                                          588                            591
  Trucks                                                        204                            175
                                                                ---                            ---
       Total.....................................               792                            766
                                                                ===                            ===

GMIO FINANCIAL REVIEW

     General Motors' International Operations (GMIO) recorded net income of $431.6 million, or 4.8% of net sales, in the first quarter of 1996 compared with net income of $522.1 million, or 6.4% of net sales, in the first quarter of 1995. The lower net income for the quarter was largely due to unfavorable product mix and currency-exchange movements, as well as continued cost pressures in Latin America.

     Total net sales for GMIO increased by $805.9 million, or 9.8%, to $8,997.5 million for the first quarter of 1996, compared to $8,191.6 million in the prior year period. The increased net sales reflected higher volume worldwide, partially offset by unfavorable product mix in Europe and Latin America. In spite of the increasingly competitive international market environment, GMIO achieved an increase in market penetration during the 1996 first quarter compared to the same period in 1995.

     At the pre-tax level, GMIO recorded income of $576.6 million, down $265.9 million from the prior year period when pre-tax income was $842.5 million. The decrease in pre-tax income resulted from wage escalation and material price increases in Latin America, exchange losses (primarily due to the devaluation of the Brazilian Real and Venezuelan Bolivar), and unfavorable product mix, partially offset by the effect of favorable volume worldwide.

     Looking at the regional split of net income, GMIO's reduced net income resulted from lower income for GM Europe (GME) as well as the remainder of GMIO's operations. GME's net income was $284.9 million, compared to $328.4 million for the 1995 first quarter. The lower first quarter 1996 net income for GME resulted from unfavorable product mix, primarily due to the Vectra launch, offset by the favorable impact of increased volume. The remainder of GMIO's operations reported net income of $146.7 million, a reduction of $47.0 million compared to 1995. The decrease for the remainder of GMIO resulted from unfavorable exchange, continued cost pressures, and unfavorable product mix (high availability of the Corsa and the Vectra launch in Brazil), partially offset by increased volume.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GENERAL MOTORS ACCEPTANCE CORPORATION (GMAC) FINANCIAL HIGHLIGHTS

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                            1996         1995
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Financing revenue
  Retail and lease financing...........................................   $   957.5    $   750.4
  Operating leases.....................................................     1,738.3      1,433.0
  Wholesale and term loans.............................................       483.4        534.0
                                                                          ---------    ---------
     Total financing revenue...........................................     3,179.2      2,717.4
Interest and discount..................................................     1,239.7      1,219.8
Depreciation on operating leases.......................................     1,150.7        989.7
                                                                          ---------    ---------
     Net financing revenue.............................................       788.8        507.9
Other income and insurance premiums earned.............................       744.6        770.3
                                                                          ---------    ---------
     Net financing revenue and other...................................     1,533.4      1,278.2
Expenses...............................................................     1,026.1        847.5
                                                                          ---------    ---------
Pre-tax income.........................................................       507.3        430.7
Income taxes...........................................................       198.2        175.8
                                                                          ---------    ---------
     Net Income........................................................   $   309.1    $   254.9
                                                                          =========    =========
Net Income from Financing Operations...................................   $   271.8    $   216.3
Net Income from Insurance Operations...................................        37.3         38.6
                                                                          ---------    ---------
     Net Income........................................................   $   309.1    $   254.9
                                                                          =========    =========
Average Earning Assets.................................................   $91,168.2    $84,667.7
Return on Average Equity...............................................        14.8%        12.7%

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC FINANCIAL REVIEW

     GMAC provides a broad range of financial and insurance services to General Motors' customers. General Motors encourages reference to the GMAC Quarterly Report on Form 10-Q for the period ended March 31, 1996 filed separately with the Securities and Exchange Commission.

     GMAC's consolidated first quarter income for 1996 totaled $309.1 million, a 21% increase over the first quarter of 1995. Improved North American financing margins, principally in the retail finance receivables and operating lease portfolios, as well as higher earnings from mortgage operations, contributed significantly to the 26% increase in net income from financing operations over comparable 1995 results.

     During the three months ended March 31, 1996, GMAC financed 26.1% of new General Motors vehicles delivered in the U.S., up from 23.7% during the same period last year. Special rate financing and the use of incentives with leasing programs sponsored by General Motors were the primary contributors to the higher penetration of retail financing over the prior year period, partially offset by a continued decline in fleet transaction participation. Increased volume from improved penetration contributed significantly to financing revenues totaling 17% above 1995 results.

     In the United States, wholesale inventory financing was provided on 720,000 and 1,005,000 new General Motors vehicles, representing 69.5% and 72.7% of all General Motors sales to dealers during the first quarter of 1996 and 1995, respectively. The decline in wholesale unit financing from the prior year period is predominantly attributable to a temporary interruption of General Motors' North American vehicle production during the latter half of March 1996 due to parts shortages caused by a labor strike at two components plants.

     GMAC's worldwide cost of funds for the first quarter of 1996 averaged 6.74%, a decrease of 42 basis points from the first quarter of 1995. Total borrowing costs for U.S. operations averaged 6.64% for the first quarter compared to 7.07% for the same period in 1995. These improvements are attributable to two factors: 1) a lower general level of short term interest rates as the U.S. prime lending rate averaged 8.34% during the quarter, 49 basis points below 1995; and 2) a greater proportion of floating rate short-term funding in GMAC's funding mix in 1996 from a year earlier.

     The $255.2 million quarter-to-quarter improvement in consolidated net financing revenue and other income was partially offset by a $178.6 million increase in total expenses. The largest contributor to the higher expenses was the $155.2 million provision for financing losses, an increase of $100.2 million over the first quarter of 1995, predominantly resulting from additional allowance requirements and higher vehicle charge-off experience in the U.S. In addition, other expenses totaled $870.9 million, a 10% increase over the prior year period, reflecting higher salaries and benefits and general operating costs.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EDS FINANCIAL HIGHLIGHTS

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            --------------------
                                                                              1996        1995
                                                                            --------    --------
                                                                            (DOLLARS IN MILLIONS
                                                                              EXCEPT PER SHARE
                                                                                  AMOUNTS)
Systems and other contracts revenues
  Outside customers......................................................   $2,404.7    $1,878.3
  GM and affiliates......................................................      962.2       898.0
                                                                            --------    --------
     Total Systems and Other Contracts Revenues..........................    3,366.9     2,776.3
                                                                            --------    --------
Pre-tax income...........................................................      341.9       307.5
Income Taxes.............................................................      123.1       110.7
                                                                            --------    --------
  Separate Consolidated Net Income.......................................   $  218.8    $  196.8
                                                                            ========    ========
Net Earnings Attributable to Class E Common Stock on a Per Share Basis...      $0.45       $0.42
Cash dividends per share of Class E common stock.........................      $0.15       $0.13

EDS FINANCIAL REVIEW

     Electronic Data Systems Corporation (EDS) reported first-quarter earnings totaling $218.8 million for the 1996 period, or $0.45 per share of GM Class E common stock. That compares with $196.8 million earned in the first quarter of 1995, or $0.42 per share. EDS performance in the first quarter of 1996 reflects continued growth in non-GM business, which was up 28% in the period, compared with the first quarter of 1995. The non-GM business accounted for more than 71% of EDS' total revenues in the first quarter of 1996.

     In connection with the proposed split-off of EDS from General Motors, the parties would enter into a new master services agreement for an initial term of 10 years. Based on currently available information and assuming that the new master services agreement had been effective as of January 1, 1996, EDS believes that revenues generated from services performed for General Motors in 1996 would be slightly lower than those generated from such services in 1995. In addition, EDS expects that the contemplated changes in its arrangements with General Motors could reduce its 1996 earnings per share by as much as $.07 to $.14 (including $.03 in the first quarter of 1996). If the split-off occurs, EDS expects to record approximately $0.08 per share in additional split-off costs in 1996, of which $0.03 per share is attributable to interest costs related to the $500 million inter-company payment and $0.05 per share is attributable to one-time split-off expenses.

     To further enhance its competitiveness, EDS announced on April 1, 1996, that it is implementing several actions, and considering others, designed to maintain and improve operating efficiencies and accelerate its move to user-centered computing. In connection therewith, EDS also announced the implementation of a voluntary early retirement offer and involuntary severance arrangements affecting between 4,000 and 5,000 employees and designed to reduce labor costs and change the skill mix of EDS' workforce. EDS is also in the process of evaluating certain aspects of its business to identify any redundant facilities and related assets that may no longer fit its long-term strategic objectives.

     EDS estimates that the actions described in the preceding paragraph could result in a nonrecurring charge in the second quarter of 1996 in the range of $500 million to $750 million on a pre-tax basis. EDS expects that the restructuring actions will result in savings commencing in the second half of 1996.

     Earnings per share attributable to GM Class E common stock are based on the Available Separate Consolidated Net Income of EDS as described in Note 10 to the Financial Statements. Reference should be made to EDS' Management's Discussion and Analysis in Exhibit 99(a) which is incorporated herein by reference.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL HIGHLIGHTS

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1996          1995
                                                                         --------      --------
                                                                          (DOLLARS IN MILLIONS
                                                                            EXCEPT PER SHARE
                                                                                AMOUNTS)
Net Sales
  Outside customers...................................................   $2,438.9      $2,162.6
  GM and affiliates...................................................    1,174.7       1,404.2
                                                                         --------      --------
     Total Net Sales..................................................    3,613.6       3,566.8
Other Income -- net...................................................      123.1          12.0
                                                                         --------      --------
     Total Revenues...................................................    3,736.7       3,578.8
                                                                         --------      --------
Pre-tax Income........................................................      472.5         403.3
Income Taxes..........................................................      191.4         165.4
                                                                         --------      --------
     Net Income.......................................................   $  281.1      $  237.9
                                                                         ========      ========
     Earnings Used for
       Computation of Available Separate Consolidated Net Income
        (1)...........................................................   $  311.7      $  268.9
                                                                         ========      ========
Net Earnings Attributable to Class H Common Stock on a Per Share
  Basis...............................................................      $0.78         $0.67
Cash Dividends Per Share of Class H Common Stock......................      $0.24         $0.23

- -------------------------
(1) Excludes amortization of GM purchase accounting adjustments of $30.6 million and $31.0 million for the first quarters of 1996 and 1995, respectively, related to GM's acquisition of Hughes Aircraft Company.

SEGMENT HIGHLIGHTS*

                                                                           THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         ----------------------
                                                                           1996          1995
                                                                         --------      --------
                                                                         (DOLLARS IN MILLIONS)
Automotive Electronics
  Revenues............................................................   $1,271.8      $1,496.2
  Net Sales...........................................................   $1,260.2      $1,472.7
  Operating Profit(1).................................................   $  159.3      $  255.4
  Operating Profit Margin(2)..........................................       12.6%         17.3%
Telecommunications and Space
  Revenues............................................................   $  936.4      $  646.7
  Net Sales...........................................................   $  821.0      $  656.6
  Operating Profit(1).................................................   $   74.5      $   31.5
  Operating Profit Margin(2)..........................................        9.1%          4.8%
Aerospace and Defense Systems
  Revenues............................................................   $1,512.4      $1,385.0
  Net Sales...........................................................   $1,502.2      $1,383.1
  Operating Profit(1).................................................   $  157.9      $  153.5
  Operating Profit Margin(2)..........................................       10.5%         11.1%

- -------------------------
 * The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

(1) Net Sales less Total Costs and Expenses other than Interest Expense.

(2) Operating Profit as a percentage of Net Sales.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL REVIEW

     Hughes Electronics reported net income of $281.1 million for the first quarter of 1996 compared to $237.9 million for the first quarter of 1995. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' Earnings Used for Computation of Available Separate Consolidated Net Income was $311.7 million for the first quarter of 1996 compared to $268.9 million for the same period in 1995. The increase in quarterly earnings primarily reflects improved performance in the Telecommunications and Space segment and the $71.6 million after-tax gain related to the sale of a 2.5% interest in DIRECTV(R) to AT&T offset in part by the impact in the Automotive Electronics segment of the strike at two GM component plants in Dayton, Ohio amounting to approximately $30 million after-tax.

     First quarter revenues increased 4.4% between 1995 and 1996, due to revenue increases in the Telecommunications and Space and Aerospace and Defense Systems segments, partially offset by lower revenues in the Automotive Electronics segment. The 44.8% Telecommunications and Space segment revenue increase was due to DIRECTV subscriber growth, increased Galaxy(R) satellite transponder sales, and the $120.3 million pre-tax gain from the sale of a 2.5% equity interest in DIRECTV to AT&T. The increase in revenues from the Aerospace and Defense Systems segment was principally due to additional revenues resulting from the 1995 acquisitions of CAE-Link and Magnavox Electronic Systems Company. The 15.0% decline in Automotive Electronics revenues was principally the result of the strike.

     Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, declined 9.5% between the first quarter of 1995 and the first quarter of 1996. The operating profit margin was 10.7% for the first quarter of 1996 compared to 11.9% for the same period in 1995. The decreases were primarily a result of the impact at Delco Electronics of lower GM production volumes principally resulting from the strike, partially offset by increased Galaxy satellite transponder sales and reduced DIRECTV operating losses.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

CONSOLIDATED STATEMENT OF INCOME WITH GMAC ON AN EQUITY BASIS (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          ----------------------
                                                                            1996         1995
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Net Sales and Revenues(1)                                                 $37,162.8    $39,450.1
                                                                          ---------    ---------
Costs and Expenses
  Cost of sales and other operating charges, exclusive of items listed
     below.............................................................    31,736.2     31,951.6
  Selling, general, and administrative expenses........................     2,757.2      2,632.0
  Depreciation of real estate, plants, and equipment...................     1,198.2      1,034.8
  Amortization of special tools........................................       760.7        868.2
  Amortization of intangible assets....................................        38.2         37.0
                                                                          ---------    ---------
       Total Costs and Expenses........................................    36,490.5     36,523.6
                                                                          ---------    ---------
Operating Income.......................................................       672.3      2,926.5
Other income less income deductions....................................       593.4        373.8
Interest expense.......................................................      (231.4)      (298.0)
                                                                          ---------    ---------
Income before Income Taxes.............................................     1,034.3      3,002.3
Income taxes...........................................................       357.4      1,150.0
                                                                          ---------    ---------
Income after Income Taxes..............................................       676.9      1,852.3
Earnings of nonconsolidated affiliates.................................       342.6        301.7
                                                                          ---------    ---------
Income before cumulative effect of accounting change...................     1,019.5      2,154.0
Cumulative effect of accounting change(2)..............................          --        (51.8)
                                                                          ---------    ---------
       Net Income......................................................   $ 1,019.5    $ 2,102.2
                                                                          =========    =========
       Net Profit Margin...............................................         2.7%         5.3%

- -------------------------
(1) Includes sales to nonconsolidated affiliates of $362.6 million and $278.6 million, respectively.

(2) Effective January 1, 1995, the Corporation adopted the provisions of EITF Issue No. 95-1, resulting in an unfavorable cumulative effect of $51.8 million, or $0.07 per share of $1 2/3 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     General Motors Corporation's 1996 first quarter consolidated net income totaled $1,019.5 million, or $0.94 per share of GM $1 2/3 par value common stock. That represents a decline of $1,082.7 million, compared with the $2,102.2 million net income, or $2.44 per share of GM $1 2/3 par value common stock, in the year-ago period.

     The decrease in first quarter 1996 consolidated net income resulted from lower net income from the automotive sectors, partially offset by net income improvement for GMAC, EDS, and Hughes. Highlights of 1996 first-quarter financial performance by GM's major business sectors are shown below.

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                            ------------------
                      MAJOR BUSINESS SECTOR RESULTS                          1996        1995
                                                                            ------      ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
GM-NAO/Delphi............................................................   $ (195)     $1,006
GMIO.....................................................................      432         522
GMAC.....................................................................      309         255
EDS......................................................................      219         197
Hughes...................................................................      312         269
Other*...................................................................      (57)       (147)
                                                                            ------      ------
  Consolidated Net Income................................................   $1,020      $2,102
                                                                            ======      ======

- -------------------------
* Includes Allison Transmission Division, GM Locomotive Group, and purchase accounting adjustments.

     First quarter 1996 net sales and revenues were $37,162.8 million, down $2,287.3 compared to the same period in the prior year. The continued growth in net sales and revenues for GMIO, EDS, and Hughes was more than offset by the decrease in net sales for GM-NAO/Delphi. The net sales decrease for GM-NAO/Delphi was primarily a result of decreased wholesale sales in North America, as wholesale sales in North America for the 1996 first quarter were unfavorable to the 1995 first quarter by approximately 364,000 units, 240,000 of which were attributable to the 17-day strike at the component plants in Dayton, Ohio. The remaining decrease resulted from lower pre-strike production used to balance U.S. vehicle inventories.

     The gross margin percentage for the 1996 first quarter was 14.6% compared to 19.0% in the comparable prior year period. The year-over-year change in the gross margin resulted from decreased volume and higher incentives in North America; an unfavorable product mix in Europe and Latin America; and unfavorable exchange and continued cost pressures in Latin America.

     Other operating expenses for the first quarter of 1996 totaled $4,754.3 million, up slightly compared to $4,572.0 million in the comparable 1995 period. The year-over-year increase resulted from higher depreciation expense, increases for EDS and Hughes due to growth, and increased costs associated with the Vectra launch in the international markets.

     Other income less income deductions amounted to $593.4 million for the 1996 first quarter compared to $373.8 million in the first quarter of 1995. Included in the amount reported for 1996 is the pre-tax gain of $120.3 million associated with the sale of a 2.5% equity interest in DIRECTV to AT&T. On an after-tax basis, the gain amounted to $71.6 million, or $0.07 per share of GM $1 2/3 par value common stock and $0.18 per share of GM Class H common stock.

     Interest expense for the 1996 first quarter declined $66.6 million, or 22.3%, compared to the comparable 1995 period. The year-over-year decline was primarily attributable to lower interest accruals relative to the outstanding tax issues that were resolved in the 1995 fourth quarter and interest rate declines on a year-over-year basis.

     General Motors adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective as of January 1, 1996. The effect of adoption was not material.

     Adoption of EITF Issue No. 95-1, effective January 1, 1995, resulted in an unfavorable cumulative effect on 1995 first quarter results of $51.8 million after-tax ($0.07 per share) attributable to $1 2/3 par value common stock.

     Primarily due to the unfavorable impact of the strike, General Motors net profit margin was 2.7% for the first quarter of 1996 compared to 5.3% for the first quarter of 1995.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET WITH GMAC ON AN EQUITY BASIS (UNAUDITED)

                                                                      MARCH 31,      DEC. 31,     MARCH 31,
                                                                         1996          1995          1995
                                                                      ----------    ----------    ----------
                                                                              (DOLLARS IN MILLIONS)
                              ASSETS
Cash and cash equivalents..........................................   $  7,474.5    $  9,595.7    $  8,913.0
Other marketable securities........................................      1,171.3       1,270.4       1,357.5
                                                                      ----------    ----------    ----------
  Total cash and marketable securities.............................      8,645.8      10,866.1      10,270.5
Accounts and notes receivable -- net
  Trade............................................................      8,407.6       8,513.7       8,505.1
  Nonconsolidated affiliates.......................................      2,077.9       2,256.8       3,893.8
Inventories -- net.................................................     12,561.4      11,529.5      11,404.7
Contracts in process -- net........................................      2,708.9       2,469.2       2,647.3
Net equipment on operating leases..................................      3,908.6       4,392.6       4,392.6
Deferred income taxes and other....................................      5,817.9       5,820.3       6,868.5
                                                                      ----------    ----------    ----------
    Total Current Assets...........................................     44,128.1      45,848.2      47,982.5
Equity in Net Assets of Nonconsolidated Affiliates.................      9,669.1       9,983.0       9,616.5
Deferred Income Taxes..............................................     17,119.3      16,783.2      15,337.3
Other Investments and Miscellaneous Assets.........................     13,486.2      13,757.5      15,205.0
Property -- Net....................................................     38,196.6      37,609.6      35,474.1
Intangible Assets -- Net...........................................     11,288.3      11,261.8      11,628.2
                                                                      ----------    ----------    ----------
    Total Assets...................................................   $133,887.6    $135,243.3    $135,243.6
                                                                      ==========    ==========    ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable...................................................   $  9,409.4    $ 10,975.7    $ 11,205.4
Loans payable......................................................      2,018.9       2,434.7       1,335.2
Income taxes payable...............................................           --         126.9         815.5
Accrued liabilities and customer deposits..........................     29,430.8      29,920.4      31,602.9
Stocks subject to repurchase.......................................           --            --         450.0
                                                                      ----------    ----------    ----------
    Total Current Liabilities......................................     40,859.1      43,457.7      45,409.0
Long-Term Debt.....................................................      6,619.7       5,967.8       6,179.7
Payable to GMAC....................................................           --            --       1,392.0
Capitalized Leases.................................................        163.4         166.2         139.2
Postretirement Benefits Other Than Pensions........................     39,409.7      39,001.0      37,840.2
Pensions...........................................................      5,251.4       5,744.9       4,243.7
Other Liabilities and Deferred Income Taxes........................     15,961.2      16,058.9      17,075.1
Deferred Credits...................................................      1,601.3       1,501.3       1,650.0
Stockholders' Equity...............................................     24,021.8      23,345.5      21,314.7
                                                                      ----------    ----------    ----------
    Total Liabilities and Stockholders' Equity.....................   $133,887.6    $135,243.3    $135,243.6
                                                                      ==========    ==========    ==========

LIQUIDITY AND CAPITAL RESOURCES WITH GMAC ON AN EQUITY BASIS

     General Motors' cash position at the end of the 1996 first quarter reflects the unfavorable impact of the Dayton strike and an $800 million pension contribution. Nonetheless, General Motors' cash position remained strong, as cash and marketable securities at March 31, 1996 amounted to $8,645.8 million compared with $10,866.1 million at December 31, 1995 and $10,270.5 million at March 31, 1995. It continues to be a goal of General Motors to increase its cash and marketable securities during 1996 to accumulate $13 billion of cash and marketable securities in order to continue to fund its operations throughout the next downturn in the business cycle. The reduction in accounts and notes receivable from nonconsolidated affiliates primarily reflects a change in the payment terms from GMAC to General Motors for wholesale finance receivables.

     During the first three months of 1996, loans payable and long-term debt increased $236.1 million to $8,638.6 million at March 31, 1996 from a balance of $8,402.5 million at December 31, 1995. The increase in loans payable and long-term debt reflected General Motors' overall liability management program, which comprehends prefunding future debt maturities when interest rates are low.

     Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases, declined by $2,453.6 million compared to December 31, 1995 and $2,772.6 million on a year-over-year basis. The decline from December 31, 1995 was primarily a result of the impact of the strike and the first quarter 1996 pension contribution. The year-over-year decline also reflected the impact of the $1.3 billion preference stock buy-back which occurred in the second quarter of 1995, as well as cash pension contributions of $2.3 billion made in the second and third quarters of 1995.

     Book value per share of $1 2/3 par value common stock increased to $26.67 at the end of the 1996 first quarter from $24.37 at the end of 1995. Book value per share of Class E common stock increased to $3.40 from $3.11 at the end of 1995 and book value per share of Class H common stock increased to $13.35 from $12.20 at the end of 1995.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS WITH GMAC ON AN EQUITY BASIS (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                   1996            1995
                                                                                 ---------       ---------
                                                                                   (DOLLARS IN MILLIONS)
Net Cash Provided by (Used in) Operating Activities...........................   $  (394.9)      $ 1,552.0
                                                                                 ---------       ---------
Cash Flows from Investing Activities
  Expenditures for real estate, plants, and equipment.........................    (1,434.9)       (1,131.3)
  Expenditures for special tools..............................................      (866.6)         (725.3)
  Change in other investing assets
    Investments in other marketable securities -- acquisitions................    (2,241.0)       (2,121.9)
    Investments in other marketable securities -- liquidations................     2,340.1         2,009.4
    Operating leases -- acquisitions..........................................    (1,002.0)         (524.0)
    Operating leases -- liquidations..........................................     1,499.2           117.4
  Other.......................................................................        56.0          (104.5)
                                                                                 ---------       ---------
Net Cash Used in Investing Activities.........................................    (1,649.2)       (2,480.2)
                                                                                 ---------       ---------
Cash Flows from Financing Activities
  Increase in long-term debt..................................................     1,885.2           349.4
  Decrease in long-term debt..................................................    (1,236.7)         (252.0)
  Repurchases of common and preference stocks.................................        (0.2)         (303.3)
  Cash dividends paid to stockholders.........................................      (422.8)         (278.6)
  Other.......................................................................      (220.7)          627.5
                                                                                 ---------       ---------
Net Cash Provided by Financing Activities.....................................         4.8           143.0
                                                                                 ---------       ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..................       (81.9)          (33.2)
                                                                                 ---------       ---------
Net decrease in cash and cash equivalents.....................................    (2,121.2)         (818.4)
Cash and cash equivalents at beginning of the period..........................     9,595.7         9,731.4
                                                                                 ---------       ---------
Cash and cash equivalents at end of the period................................   $ 7,474.5       $ 8,913.0
                                                                                 =========       =========

CASH FLOWS WITH GMAC ON AN EQUITY BASIS

     Net cash used in operating activities was $394.9 million for the 1996 first quarter, compared to net cash provided by operating activities of $1,552.0 million in the 1995 period. The use of cash for operating activities during the first quarter of 1996 resulted from lower net income, decreases in accounts payable and accrued liabilities, and an $800 million pension contribution.

     Net cash used in investing activities amounted to $1,649.2 million in the 1996 first quarter compared to net cash used of $2,480.2 million in the comparable 1995 period. The reduction in net cash used in investing activities during the 1996 first quarter was primarily attributable to increased cash provided by operating lease liquidations, partially offset by increased capital expenditures. The increase in operating lease liquidations resulted from more vehicles being taken out of service and sold at auction than were placed into service, as the strike during the 1996 first quarter had an unfavorable impact on the number of vehicles acquired for operating lease purposes. Expenditures for real estate, plants, and equipment and special tools totaled $2,301.5 million in the 1996 first quarter compared to $1,856.6 million in the first quarter of 1995.

     Net cash provided by financing activities totaled $4.8 million for the 1996 first quarter compared to $143.0 million for the comparable 1995 period. During the 1996 period, the net increase in long-term debt and proceeds from issuing common stocks for benefit plan purposes were virtually offset by cash dividends paid to stockholders and a net decrease in loans payable. The net cash provided by financing activities in the 1995 first quarter reflected a net increase in long-term debt and loans payable, partially offset by cash used to repurchase common stocks and pay dividends to stockholders.

     During the 1996 first quarter, approximately 44.7 million shares of Class E common stock were issued upon conversion of approximately 3.2 million shares of Series C Preference Stock (represented by depositary shares). The remaining 6,784 shares of Series C Preference Stock were redeemed on February 22, 1996 for $3.6 million of cash, or $524.20 per share of Series C Preference Stock ($52.42 per depositary share).

     In connection with Delphi's lean manufacturing efforts and competitive market pressures, it is developing plans to close one facility, seeking a partner for a second, and soliciting proposals for the sale of three additional facilities. In addition, evaluations are continuing on the appropriate plans for other Delphi facilities. The plans were not yet finalized at March 31, 1996 and, therefore, the costs associated with the plans are expected to be recognized in the future when firm plans are adopted.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC

     At March 31, 1996, GMAC owned assets and serviced automotive receivables totaling $104.3 billion, a decline of $2.3 billion from year-end 1995, but $0.4 billion above the comparable prior year period. Earning assets totaled $91.5 billion at March 31, 1996 compared to $92.0 billion and $88.1 billion at December 31 and March 31, 1995, respectively. The decline from year-end 1995 is principally attributable to reduced wholesale finance receivables caused by the aforementioned temporary interruption of General Motors' vehicle production during the latter half of March 1996. The higher earning asset levels over March 31, 1995 reflects growth of the retail finance receivables and operating lease portfolios, combined with GMAC's reduced utilization of asset securitizations to fund its business activities.

     As of March 31, 1996, GMAC's total borrowings were $74.0 billion, a slight decrease from $74.9 billion at December 31, 1995, but an increase from $68.8 billion at March 31, 1995. The higher quarter-to-quarter borrowings outstanding were used to fund increased earning asset levels and reduce accounts payable and other liabilities. GMAC's ratio of debt to total stockholder's equity at March 31, 1996 was 8.9:1 compared to 9.1:1 at December 31, 1995 and 8.5:1 at March 31, 1995.

     GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $40.4 billion at March 31, 1996, compared to $40.0 billion at year-end 1995 and $37.5 billion at March 31, 1995. The unused portion of these credit lines totaled $31.6 billion at March 31, 1996, $1.2 billion and $2.8 billion higher than December 31 and March 31, 1995, respectively.

CASH FLOW FOR GMAC

     Cash provided by operating activities during the three months ended March 31, 1996 totaled $1.9 billion, a decrease of $1.6 billion from the comparable 1995 period. The decrease in cash generated by operating activities is predominantly attributable to amounts due to General Motors for vehicle shipments to dealers under GMAC wholesale finance agreements. During the first quarter of 1996, settlement terms between GMAC and General Motors relating to certain wholesale financing of sales of General Motors' products were changed from expiration of transit time to shipment date.

     Cash used for investing activities during the first quarter of 1996 totaled $0.9 billion, $3.6 billion less than the same period in 1995 as a result of reduced wholesale financing acquisitions due to the aforementioned interruption of General Motors' vehicle production.

     Changes in debt outstanding were the principal attributes for cash flows from financing activities totaling ($1.1) billion during the first quarter of 1996 and $1.3 billion in 1995.

     Reference should be made to the condensed GMAC financial statements included in Note 11 to the Consolidated Financial Statements.

EDS SPLIT-OFF

     On March 31, 1996, the General Motors Board of Directors (the GM Board) approved specific terms for a split-off of EDS to General Motors Class E shareholders in a tax-free exchange of stock, as well as a new 10-year agreement under which EDS would continue to be General Motors' principal provider of information-technology services.

     Under terms of the split-off proposal, each share of General Motors Class E common stock would be exchanged for one share of EDS common stock. In addition, EDS would make a one-time payment of $500 million to General Motors. This proposed payment enabled the GM Board to determine, in considering the overall terms, conditions and benefits of the split-off, that the transaction is fair to all classes of General Motors common stockholders.

     A joint solicitation statement/prospectus of General Motors and EDS has been filed with the Securities and Exchange Commission and is being distributed to General Motors common shareholders in order to secure their approval of the split-off proposal and related matters. If such approval is obtained, the split-off could occur before the end of the second quarter.

     No offering of securities of EDS in connection with the proposed split-off will be made other than by means of such prospectus.

     Statements about the effect of the proposed split-off are forward-looking statements which, by their nature, are subject to numerous uncertainties that could cause actual results to vary.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SECURITY RATING UPGRADES

     In April 1996, Standard & Poor's Corporation (S&P) raised EDS' long-term debt rating from A to A+. The S&P A+ credit rating is the fifth highest of 10 investment grade ratings available from S&P for long-term debt, based on a strong capacity to pay interest and repay principal, although somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. In addition, Duff & Phelps Credit Rating Company (D&P) upgraded EDS' long-term debt rating from A+ to AA-, the fourth highest within the 10 investment grade ratings available from D&P for long-term debt. D&P's AA- rating indicates high credit quality and a strong likelihood of timely payment of principal and interest. At the same time, it also reaffirmed EDS' commercial paper rating at D-1.

     In April 1996, Fitch Investors Service (Fitch) announced its expectation to raise EDS' long-term debt rating from A+ to AA- if the proposed split-off from General Motors is completed. Fitch's AA- rating is the fourth highest within the 10 investment grade ratings available from Fitch for long-term debt and is assigned to bonds considered to be of very high credit quality based on the obligor's very strong ability to pay interest and repay principal. Fitch also announced its expectation to upgrade EDS' commercial paper rating from F-1 to F-1+ if the split-off is completed. Fitch's F-1+ rating is the highest of four investment grade ratings available, indicating exceptionally strong credit quality and the strongest degree of assurance for timely payment. Both ratings have been removed from FitchAlert.

DIVIDENDS

     A first quarter cash dividend on $1 2/3 par value common stock of $0.40 per share was paid on March 9, 1996. On May 6, 1996, the Board of Directors declared a cash dividend on $1 2/3 par value common stock of $0.40 per share for the second quarter of 1996 payable June 10, 1996. This dividend declaration raises cash dividends in the first six months of 1996 to $0.80 per share, compared with $0.50 per share in the comparable 1995 period.

     A first quarter cash dividend on Class E common stock of $0.15 per share was paid on March 9, 1996. On May 6, 1996, the Board of Directors also declared a cash dividend of $0.15 per share on Class E common stock payable June 10, 1996. This continues the level established in the first quarter of 1996 and raises cash dividends in the first six months of 1996 to $0.30 per share, compared with $0.26 per share in the comparable 1995 period.

     A first quarter cash dividend on Class H common stock of $0.24 per share was paid on March 9, 1996. On May 6, 1996, the Board of Directors also declared a cash dividend of $0.24 per share on Class H common stock payable June 10, 1996. This continues the level established in the first quarter of 1996 and raises cash dividends in the first six months of 1996 to $0.48 per share, compared with $0.46 per share in the comparable 1995 period.

SFAS NO. 87 AND SFAS NO. 106

     At year-end 1995, GM's total worldwide net unfunded pension position decreased to $6.6 billion ($3.0 billion U.S. and $3.6 billion non-U.S.) from $12.6 billion at the end of 1994. In the first quarter of 1996, General Motors made further cash contributions of $800 million to its U.S. pension plans.

     Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of pension plan obligations. The increase in long-term interest rates which occurred in the U.S. between December 31, 1995 (the latest measurement date of General Motors' pension plans) and March 31, 1996, if it were to be maintained through year-end 1996, would lead to General Motors' use of a 1996 year-end discount rate approximately 75 basis points above that used at the last measurement date. GM's reported unfunded pension position would be affected by such a change in interest rates, as well as by contributions during the year, the actual return on pension investments and various other factors. A change in the unfunded pension position would also affect the minimum pension liability adjustment to stockholders' equity.

     The change in long-term interest rates described above similarly impacts the calculation of the Corporation's postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. There has been a 25 basis point increase in long-term corporate bond rates between October 1, 1995 (the most recent valuation date) and March 31, 1996. However, a change to the accumulated postretirement benefit obligation would have no impact on GM's stockholders' equity in 1996 and no cash impact.

     Neither the estimated decrease in the Corporation's unfunded pension obligations under SFAS No. 87 nor the estimated decrease in the Corporation's postretirement obligations under SFAS No. 106 would have an impact on the earnings to be reported by the Corporation for 1996. However, in accordance with applicable accounting standards, any change in these obligations would impact the Corporation's 1997 and subsequent years' earnings as non-cash increases/decreases in pension and other postretirement benefit expense.

EMPLOYMENT AND PAYROLLS

                                                                              THREE MONTHS
                                                                         ----------------------
                                                                           1996          1995
                                                                         --------      --------
Worldwide Employment at March 31 (In Thousands)
  GM-NAO/Delphi.......................................................        430           432
  GMIO................................................................        109           104
  GMAC................................................................         17            17
  EDS.................................................................         95            84
  Hughes..............................................................         83            79
  Other...............................................................         11            18
                                                                         --------      --------
     Total Number of Employees........................................        745           734
                                                                         ========      ========
Worldwide Payroll ($ in Millions).....................................   $8,623.3      $8,417.5

                                  * * * * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 1996, or subsequent thereto, but before the filing of this report are summarized below.

OTHER MATTER

     Two previously reported suits, Stephen A. Solomon v. General Motors Corporation, et al. and TRV Holdings Company v. General Motors Corporation, et al., have been consolidated and a consolidated amended complaint was filed on April 2, 1996. On May 10, 1996, a second amended and supplemental consolidated complaint was filed in the suit in order, among other things, to add a purported double derivative claim on behalf of EDS against persons alleged to be directors of EDS and directors of the Corporation. The amended complaint alleges that the solicitation of consents with respect to the proposed split-off of EDS is wrongfully coercive and the solicitation statement being used in connection therewith is materially deficient. In addition to seeking damages and an injunction against the proposed split-off, the second amended complaint seeks an order appointing independent representatives to act on behalf of and protect the interests of EDS and the holders of Class E common stock. In addition, with respect to the previously reported suit, Melvin Ward, et al. v. General Motors Corporation, et al., an amended complaint was filed on May 9, 1996 to seek additional relief declaring that the solicitation statement being used in connection with the proposed split-off of EDS is materially false, misleading and coercive and that the consents thereby obtained from the holders of Class E common stock are void. The amended complaint also seeks damages and an injunction against the proposed split-off. General Motors believes that the suits are without merit and intends to defend them vigorously.

                                     * * *

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

EXHIBIT NUMBER                                EXHIBIT NAME                                PAGE NO.
- --------------    ---------------------------------------------------------------------   --------
    11            Computation of Earnings Per Share Attributable to Common Stocks for
                    the Three Months Ended March 31, 1996 and 1995. ...................      30
    12            Computation of Ratios of Earnings to Fixed Charges for the Three
                    Months Ended March 31, 1996 and 1995. .............................      32
    99(a)         Electronic Data Systems Corporation and Subsidiaries
                    Consolidated Financial Statements and Management's Discussion and
                    Analysis. .........................................................      33
      (b)         Hughes Electronics Corporation and Subsidiaries
                    Consolidated Financial Statements and Management's Discussion and
                    Analysis. .........................................................      42
    27            Financial Data Schedule (for SEC information only)

     (b) Reports on Form 8-K.

     Three reports on Form 8-K, dated January 29, 1996, February 26, 1996, and March 12, 1996, were filed during the quarter ended March 31, 1996 reporting press releases under Item 5, Other Events, and audited consolidated financial statements and agreements under Item 7, Exhibits.

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

                                                GENERAL MOTORS CORPORATION
                                          --------------------------------------
                                                       (Registrant)

                                          By          /s/ LEON J. KRAIN
                                          --------------------------------------
                                              (Leon J. Krain, Vice President
Date May 15, 1996                                  and Group Executive)
- --------------------

                                          By        /s/ WALLACE W. CREEK
                                          --------------------------------------
Date May 15, 1996                            (Wallace W. Creek, Comptroller)
- --------------------