Form 10-Q
period 1996-06-30
GENERAL MOTORS CORP
filed 1996-08-14
CIK 40730

                           GENERAL MOTORS CORPORATION

                                   FORM 10-Q
                                QUARTERLY REPORT
                      FOR THE QUARTER ENDED JUNE 30, 1996
                          FILED PURSUANT TO SECTION 13
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                         ------------------------------

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

   For the quarterly period ended June 30, 1996

                                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934

   For the transition period from                to

                          Commission file number 1-143

                           GENERAL MOTORS CORPORATION
             (Exact name of registrant as specified in its charter)

              STATE OF DELAWARE                                 38-0572515
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

     767 FIFTH AVENUE, NEW YORK, NEW YORK
 3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN                        10153-0075
   (Address of principal executive offices)                          48202-3091
Registrant's telephone number, including area code (313)-556-5000    (Zip Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/. No / /.

     As of June 30, 1996, there were outstanding 755,896,194 shares of the issuer's $1 2/3 par value common stock, 98,640,998 shares of Class H $0.10 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                     PAGE NO.
                                                                                     --------
Part I -- Financial Information (Unaudited)
  Item 1. Financial Statements
     Consolidated Statement of Income................................................     3
     Consolidated Balance Sheet......................................................     5
     Condensed Consolidated Statement of Cash Flows..................................     7
     Notes to Consolidated Financial Statements......................................     8
  Item 2. Management's Discussion and Analysis.......................................    15
Part II -- Other Information
  Item 1. Legal Proceedings..........................................................    32
  Item 4. Submission of Matters to a Vote of Security Holders........................    34
  Item 6. Exhibits and Reports on Form 8-K...........................................    38
Signatures...........................................................................    38
Exhibit 11 Computation of Earnings Per Share Attributable to Common Stocks for the
  Three and Six Month Periods Ended June 30, 1996 and 1995...........................    39
Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for the Six Month
  Periods Ended June 30, 1996 and 1995...............................................    43
Exhibit 99 Hughes Electronics Corporation and Subsidiaries
  Consolidated Financial Statements and Management's Discussion and Analysis.........    44
Exhibit 27 Financial Data Schedule (for SEC information only)

                                     PART I

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                     ----------------------    ----------------------
                                                       1996         1995         1996         1995
                                                     ---------    ---------    ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
Net Sales and Revenues
  Manufactured products...........................   $40,168.6    $38,113.2    $74,826.1    $75,590.6
  Financial services..............................     3,125.2      2,917.6      6,304.4      5,635.0
  Other income (Note 3)...........................     1,478.6      1,174.0      2,881.8      2,379.0
                                                     ---------    ---------    ---------    ---------
       Total Net Sales and Revenues...............    44,772.4     42,204.8     84,012.3     83,604.6
                                                     ---------    ---------    ---------    ---------
Costs and Expenses
  Cost of sales and other operating charges,
     exclusive of items listed below..............    33,117.5     31,456.6     63,247.3     62,237.0
  Selling, general, and administrative expenses...     3,577.8      3,079.2      6,648.1      5,970.0
  Interest expense................................     1,413.7      1,368.0      2,835.2      2,836.6
  Depreciation of real estate, plants, and
     equipment....................................     2,137.0      1,924.9      4,286.7      3,776.4
  Amortization of special tools...................       824.8        877.8      1,585.5      1,746.0
  Amortization of intangible assets...............        56.5         57.9        117.6        108.2
  Other deductions (Note 3).......................       452.1        538.8        865.7        856.6
                                                     ---------    ---------    ---------    ---------
       Total Costs and Expenses...................    41,579.4     39,303.2     79,586.1     77,530.8
                                                     ---------    ---------    ---------    ---------
Income from Continuing Operations before
  Income Taxes....................................     3,193.0      2,901.6      4,426.2      6,073.8
Income taxes......................................     1,097.5        819.5      1,530.0      2,034.5
                                                     ---------    ---------    ---------    ---------
Income from Continuing Operations before
  Cumulative Effect of Accounting Change..........     2,095.5      2,082.1      2,896.2      4,039.3
Income (Loss) from discontinued operations (Note
  2)..............................................      (208.8)       188.0         10.0        384.8
Cumulative effect of accounting change (Note 4)...          --           --           --        (51.8)
                                                     ---------    ---------    ---------    ---------
       Net Income.................................     1,886.7      2,270.1      2,906.2      4,372.3
Preference shares tender offer premium (Note 9)...          --        153.4           --        153.4
Dividends on preference stocks....................        20.2         46.1         40.5        118.1
                                                     ---------    ---------    ---------    ---------
       Income on Common Stocks....................   $ 1,866.5    $ 2,070.6    $ 2,865.7    $ 4,100.8
                                                     =========    =========    =========    =========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME -- CONCLUDED
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
                                                            (DOLLARS IN MILLIONS EXCEPT PER SHARE
                                                                           AMOUNTS)
Earnings Attributable to Common Stocks (Note 10)
  $1 2/3 par value from continuing operations before
     cumulative effect of accounting change...........   $2,000.1    $1,813.8    $2,704.5    $3,635.7
  Income (Loss) from discontinued operations (Note
     2)...............................................      (15.0)      (17.8)       (5.4)       56.6
  Cumulative effect of accounting change (Note 4).....         --          --          --       (51.8)
                                                         --------    --------    --------    --------
  Net earnings attributable to $1 2/3 par value.......   $1,985.1    $1,796.0    $2,699.1    $3,640.5
                                                         ========    ========    ========    ========
  Income (Loss) from discontinued operations
     attributable to Class E (Note 2).................   $ (193.8)   $  205.8    $   15.4    $  328.2
                                                         ========    ========    ========    ========
  Net earnings attributable to Class H................   $   75.2    $   68.8    $  151.2    $  132.1
                                                         ========    ========    ========    ========
Average number of shares of common stocks outstanding
  (in millions)
  $1 2/3 par value....................................      755.9       746.3       755.6       749.4
  Class E (Note 2)....................................      479.3       438.7       470.1       369.7
  Class H.............................................       98.2        95.4        97.8        94.8
Earnings Per Share Attributable to Common Stocks (Note
  10)
  $1 2/3 par value from continuing operations
  before cumulative effect of accounting change.......     $ 2.65      $ 2.41      $ 3.58      $ 4.82
  Income (Loss) from discontinued operations (Note
     2)...............................................      (0.02)      (0.02)      (0.01)       0.08
  Cumulative effect of accounting change (Note 4).....         --          --          --       (0.07)
                                                         --------    --------    --------    --------
  Net earnings attributable to $1 2/3 par value.......     $ 2.63      $ 2.39      $ 3.57      $ 4.83
                                                         ========    ========    ========    ========
  Income (Loss) from discontinued operations
     attributable to Class E (Note 2).................     $(0.41)     $ 0.47      $ 0.04      $ 0.89
                                                         ========    ========    ========    ========
  Net earnings attributable to Class H................     $ 0.77      $ 0.72      $ 1.55      $ 1.39
                                                         ========    ========    ========    ========
Cash Dividends Per Share of Common Stocks (Note 10)
  $1 2/3 par value....................................      $0.40       $0.30       $0.80       $0.50
  Class E.............................................      $0.15       $0.13       $0.30       $0.26
  Class H.............................................      $0.24       $0.23       $0.48       $0.46

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS




                                                             JUNE 30,       DEC. 31,      JUNE 30,
                                                               1996           1995          1995
                                                            -----------    ----------    -----------
                                                            (UNAUDITED)                 (UNAUDITED)
                                                                     (DOLLARS IN MILLIONS)
Cash and cash equivalents................................   $  12,460.1    $ 10,495.4    $   8,803.3
Other marketable securities..............................       5,903.5       5,522.2        5,658.7
                                                             ----------    ----------     ----------
       Total cash and marketable securities..............      18,363.6      16,017.6       14,462.0
Finance receivables -- net...............................      58,432.3      59,806.5       59,150.5
Accounts and notes receivable -- net.....................       7,248.5       6,979.5        8,190.4
Inventories -- net (Note 5)..............................      11,754.7      11,348.3       11,530.7
Net assets of discontinued operations (Note 2)...........            --       5,054.9        4,666.4
Contracts in process -- net..............................       2,754.0       2,469.2        2,687.4
Net equipment on operating leases........................      28,944.0      27,702.3       25,597.7
Deferred income taxes....................................      20,414.3      19,720.0       18,556.0
Property
  Real estate, plants, and equipment -- at cost..........      68,386.1      67,414.8       67,104.5
  Less accumulated depreciation..........................     (41,299.1)    (41,017.5)     (41,724.7)
                                                             ----------    ----------     ----------
     Net real estate, plants, and equipment..............      27,087.0      26,397.3       25,379.8
  Special tools -- net...................................       8,323.6       8,170.7        7,622.4
                                                             ----------    ----------     ----------
       Total property....................................      35,410.6      34,568.0       33,002.2
Intangible assets -- net.................................      10,282.3      10,273.2       10,833.4
Other assets -- net......................................      19,292.8      19,723.2       19,372.0
                                                             ----------    ----------     ----------
       Total Assets......................................   $ 212,897.1    $213,662.7    $ 208,048.7
                                                             ==========    ==========     ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEET -- CONCLUDED

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DEC. 31,      JUNE 30,
                                                                              1995          1995
                                                                           ----------    -----------
                                                             JUNE 30,
                                                               1996                      (UNAUDITED)
                                                            -----------
                                                            (UNAUDITED)
                                                                  (DOLLARS IN MILLIONS EXCEPT
                                                                       PER SHARE AMOUNTS)
Liabilities
  Accounts payable.......................................   $  13,230.8    $ 12,685.3    $  12,232.9
  Notes and loans payable................................      80,756.1      81,221.7       76,493.8
  Income taxes -- deferred and payable...................       3,424.4       3,107.7        3,451.0
  Postretirement benefits other than pensions (Note 6)...      42,392.0      41,595.1       40,830.2
  Pensions...............................................       6,440.7       6,691.3        4,974.0
  Other liabilities and deferred credits.................      45,793.0      45,016.1       47,580.0
                                                            -----------    ----------    -----------
       Total Liabilities.................................     192,037.0     190,317.2      185,561.9
Stockholders' Equity
  Preference stocks
     Series B 9 1/8% Depositary Shares, $0.5, $0.5, and
     $0.5;
     Series C Depositary Shares, $--, $0.3, and $0.3;
     Series D 7.92% Depositary Shares, $0.1, $0.1, and
     $0.1; and
     Series G 9.12% Depositary Shares, $0.3, $0.3, and
       $0.3 in June 1996, and in December and June 1995
       (Note 9)..........................................           0.9           1.2            1.2
  Common stocks
     $1 2/3 par value (issued, 756,619,913, 753,008,273,
       and 747,600,160 shares)...........................       1,261.0       1,255.0        1,246.0
     Class E (issued, --, 442,812,166, and 442,684,068
       shares)...........................................            --          44.3           44.3
     Class H (issued, 98,853,477, 97,152,014, and
       95,704,629 shares)................................           9.9           9.7            9.6
  Capital surplus (principally additional paid-in
     capital)............................................      19,080.7      18,870.9       18,591.3
  Net income retained for use in the business............       4,772.9       7,185.4        5,377.3
                                                            -----------    ----------    -----------
       Subtotal..........................................      25,125.4      27,366.5       25,269.7
  Minimum pension liability adjustment...................      (4,742.4)     (4,736.3)      (3,548.4)
  Accumulated foreign currency translation adjustments...          44.2         222.5          357.1
  Net unrealized gains on investments in certain debt and
     equity securities...................................         432.9         492.8          408.4
                                                            -----------    ----------    -----------
       Total Stockholders' Equity........................      20,860.1      23,345.5       22,486.8
                                                            -----------    ----------    -----------
       Total Liabilities and Stockholders' Equity........   $ 212,897.1    $213,662.7    $ 208,048.7
                                                            ===========    ==========    ===========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     --------------------------
                                                                        1996            1995
                                                                     ----------      ----------
                                                                       (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities.........................   $  9,631.4      $  7,972.1
                                                                     ----------      ----------
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired...................        (53.9)         (154.9)
  Expenditures for real estate, plants, and equipment.............     (2,549.6)       (2,128.3)
  Expenditures for special tools..................................     (1,759.3)       (1,673.3)
  Proceeds from disposals of real estate, plants, and equipment...        153.2           202.3
  Special Inter-Company Payment from EDS (Note 2).................        500.0              --
  Expenditures related to the sale of NCRS' net assets............           --          (197.0)
  Change in other investing assets
     Investments in other marketable securities -- acquisitions       (10,176.8)      (10,297.0)
     Investments in other marketable securities -- liquidations...      9,861.7         9,598.9
     Finance receivables -- acquisitions..........................    (73,875.7)      (85,616.7)
     Finance receivables -- liquidations..........................     56,092.6        71,995.7
     Finance receivables -- other.................................        447.4            98.3
     Proceeds from sales of finance receivables...................     18,465.6        11,232.7
     Operating leases -- acquisitions.............................    (11,967.7)       (7,693.3)
     Operating leases -- liquidations.............................      7,944.1         3,199.1
     Other........................................................        150.4           397.3
                                                                     ----------      ----------
       Net Cash Used in Investing Activities......................     (6,768.0)      (11,036.2)
                                                                     ----------      ----------
Cash Flows from Financing Activities
  Net increase (decrease) in short-term loans payable.............     (3,654.8)        1,652.7
  Increase in long-term debt......................................     10,190.7         7,376.1
  Decrease in long-term debt......................................     (6,849.9)       (5,620.4)
  Proceeds from sale of minority interest in DIRECTV(R)...........        137.5              --
  Repurchases of common and preference stocks.....................           --        (1,680.7)
  Proceeds from issuing common stocks.............................        191.2           172.5
  Cash dividends paid to stockholders.............................       (837.2)         (627.4)
                                                                     ----------      ----------
       Net Cash (Used in) Provided by Financing Activities........       (822.5)        1,272.8
Effect of exchange rate changes on cash and cash equivalents......       (179.4)          197.7
                                                                     ----------      ----------
       Net Cash Provided by (Used in) Continuing Operations.......      1,861.5        (1,593.6)
       Net Cash Provided by Discontinued Operations...............        103.2            66.1
                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents..............      1,964.7        (1,527.5)
Cash and cash equivalents at beginning of the period..............     10,495.4        10,330.8
                                                                     ----------      ----------
       Cash and cash equivalents at end of the period.............   $ 12,460.1      $  8,803.3
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

NOTE 2. EDS SPLIT-OFF

     On June 7, 1996 General Motors split-off Electronic Data Systems Corporation (EDS) to General Motors Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of General Motors Class E common stock was exchanged for one share of EDS common stock. In addition, General Motors and EDS entered into a new 10-year agreement, under which EDS will continue to be General Motors' principal provider of information-technology (IT) services, and EDS made a special inter-company payment of $500 million to General Motors.

     The financial data related to EDS prior to the June 7, 1996 split-off from General Motors are classified as discontinued operations. The financial results of EDS, including assets and liabilities, subsequent to the split-off are not included in General Motors consolidated financial statements.

     EDS systems and other contracts revenues from outside customers included in income (loss) from discontinued operations totaled $1,944.3 million and $4,349.0 million for the three and six month periods ended June 30, 1996 and $1,967.6 million and $3,845.9 million for the three and six month periods ended June 30, 1995. Income (loss) from discontinued operations of ($208.8) million and $10.0 million for the three and six month periods ended June 30, 1996 is reported net of an income tax benefit of $109.0 million and income tax expense of $14.1 million, respectively. Income from discontinued operations of $188.0 million and $384.8 million for the three and six month periods ended June 30, 1995 is reported net of income taxes of $127.6 million and $238.3 million, respectively.

     Prior to the split-off, General Motors approved certain EDS actions to maintain and improve operating efficiencies and accelerate its move to "user-centered" computing. As a result, income (loss) from discontinued operations for the three and six month periods ended June 30, 1996 includes a one-time charge of $328 million after taxes related to these actions. These actions were not contingent upon the approval or consummation of the split-off.

     Income from discontinued operations for the three and six month periods ended June 30, 1996 also includes split-off expenses attributable to $1 2/3 par value common stock of $15 million after taxes or $0.02 per share of $1 2/3 common stock.

     Income from discontinued operations for the three and six months ended June 30, 1995 includes $38.9 million of expense associated with purchase accounting adjustments made at the time of General Motors' purchase of EDS.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2. EDS SPLIT-OFF -- CONCLUDED
     The net assets of EDS were as follows:

                                                                       DEC. 31,       JUNE 30,
                                                                         1995           1995
                                                                       ---------      ---------
                                                                        (DOLLARS IN MILLIONS)
NET ASSETS OF DISCONTINUED OPERATIONS
Current Assets......................................................   $ 4,381.5      $ 3,708.0
Property and Equipment -- Net.......................................     3,318.8        3,119.6
Operating and Other Assets..........................................     3,208.5        2,909.7
Current Liabilities.................................................    (3,261.4)      (2,911.7)
Deferred Income Taxes...............................................      (739.7)        (630.9)
Notes Payable.......................................................    (1,852.8)      (1,528.3)
                                                                       ---------      ---------
       Net Assets of Discontinued Operations........................   $ 5,054.9      $ 4,666.4
                                                                       =========      =========

     General Motors no longer owns the outstanding shares of EDS and, accordingly, General Motors' consolidated balance sheet reflects decreased stockholders' equity and liabilities as well as decreased assets. The split-off resulted in an overall reduction in General Motors' consolidated net worth of $4.5 billion at June 7, 1996, including the effect of the $500 million special inter-company payment from EDS.

NOTE 3. OTHER INCOME AND OTHER DEDUCTIONS

     Other income and other deductions consist of:

                                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Other Income
  Nonfinancing interest...............................   $  378.7    $  415.3    $  779.1    $  875.4
  Insurance premiums..................................      232.5       219.7       475.3       438.6
  Gain on sale of interest in DIRECTV.................         --          --       120.3          --
  Claims, commissions, and grants.....................      138.4       151.3       212.7       246.6
  Equity in earnings of associates -- net.............       43.2        35.2        77.1       102.0
  Gain on the sale of finance receivables.............       18.8        18.3        18.8        38.2
  Other...............................................      667.0       334.2     1,198.5       678.2
                                                         --------    --------    --------    --------
       Total Other Income.............................   $1,478.6    $1,174.0    $2,881.8    $2,379.0
                                                         ========    ========    ========    ========
Other Deductions
  Provision for financing losses......................   $  134.6    $  133.3    $  289.8    $  188.3
  Insurance losses and loss adjustment expenses.......      191.3       158.0       333.8       318.7
  Loss on Sale of NCRS' net assets*...................         --       147.8          --       147.8
  Other...............................................      126.2        99.7       242.1       201.8
                                                         --------    --------    --------    --------
       Total Other Deductions.........................   $  452.1    $  538.8    $  865.7    $  856.6
                                                         ========    ========    ========    ========

- -------------------------
* The Corporation sold National Car Rental System's (NCRS) net assets in the 1995 second quarter, resulting in $162.6 million of net income, or $0.22 per share of $1 2/3 par value common stock. The 1995 net income reflects $310.4 million of tax benefits related to the restructuring for NCRS in 1992. The tax benefits had not been previously recorded due to the uncertainty of ultimate realization.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4. NEW ACCOUNTING STANDARD AND ACCOUNTING CHANGE

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. General Motors has not yet determined the impact that this new accounting standard will have on its consolidated operating results or financial position. General Motors will adopt this accounting standard on January 1, 1997, as required.

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

NOTE 5. INVENTORIES

     Major classes of inventories are as follows:

                                                             JUNE 30,      DEC. 31,      JUNE 30,
                                                               1996          1995          1995
                                                             ---------     ---------     ---------
                                                                     (DOLLARS IN MILLIONS)
Productive material, work in process, and supplies --
  net.....................................................   $ 6,427.9     $ 6,570.4     $ 6,190.5
Finished product, service parts, etc. -- net..............     5,326.8       4,777.9       5,340.2
                                                             ---------     ---------     ---------
       Total inventories -- net...........................   $11,754.7     $11,348.3     $11,530.7
                                                             =========     =========     =========

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

NOTE 7. PLANT CLOSINGS AND RESTRUCTURING RESERVES

     General Motors previously recorded charges to realign GM-NAO's plant capacity and to provide for a reduction of Hughes Electronic Corporation's (Hughes) worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7. PLANT CLOSINGS AND RESTRUCTURING RESERVES -- CONCLUDED

     The following table summarizes the activity in the GM-NAO plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1994 to June 30, 1996:

Balance at January 1, 1994 (Dollars in Millions)............................................   $4,151.7
  1994 charges against reserves.............................................................     (722.6)
  Discount of people related liabilities....................................................     (401.9)
  Additions to the reserve by Hughes........................................................       35.0
  Reclassification from environmental clean-up liability....................................       41.4
                                                                                               --------
Balance at December 31, 1994................................................................    3,103.6
  1995 charges against reserves.............................................................     (706.7)
  Adjustments to discount for effects of accretion and change in interest rates.............      215.4
                                                                                               --------
Balance at December 31, 1995................................................................    2,612.3
  1996 charges against reserves through June 30.............................................     (203.2)
  Adjustment to discount for effect of accretion............................................       49.4
                                                                                               --------
Balance at June 30, 1996....................................................................   $2,458.5
                                                                                               ========

     On August 6, 1996, General Motors announced that its Board of Directors had approved a new generation Saturn vehicle to be assembled at a GM facility in Wilmington, Delaware. In 1992, General Motors announced its intent to close this facility and at that time established a plant closing reserve to reflect the planned closure. The portion of the plant closing reserve relating to the Wilmington facility will be reversed in the 1996 third quarter resulting in an increase in net income in that period of approximately $250 million. Separately, in connection with Delphi's lean manufacturing efforts and competitive market pressures, it is developing plans to close one facility, and reviewing proposals for the sale or partnering of four additional facilities. In addition, evaluations are underway with respect to appropriate plans for other Delphi facilities. The plans related to the Delphi facilities were not yet finalized at June 30, 1996; the associated costs are expected to be recognized in the future when firm plans are adopted and could occur as early as the third quarter of 1996.

     General Motors and Hughes periodically evaluate the reserve balances and estimated future expenditures to assess the assumptions used and the period over which such costs are expected to be incurred.

NOTE 8. CONTINGENT MATTERS

     The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at June 30, 1996. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

     As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973, regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The time period to appeal has not yet expired and accordingly the decision is not yet final. Hughes is unable to estimate the duration of any such possible appeals. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 9. PREFERENCE STOCK

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

     During the 1995 second quarter, the Corporation purchased certain of its outstanding preference shares for $1.3 billion of cash pursuant to an issuer tender offer. The repurchase had an unfavorable impact of $0.22 per share of $1 2/3 par value common stock, including tender offer expenses of $13.5 million after-tax, or $0.02 per share, that were charged against income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, or $0.20 per share, that was not charged against income but reduced earnings attributable to $1 2/3 par value common stock.

NOTE 10. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS

     Earnings per share attributable to common stocks was determined based on the relative amounts available for the payment of dividends to holders of $1 2/3 par value and Class H common stocks and the former Class E common stock. The allocation of earnings attributable to such common stocks and the calculation of the related amounts per share were computed by considering the weighted average number of common shares outstanding. Beginning in 1996, common stock equivalents were not considered as they are not material.

     The Available Separate Consolidated Net Income of Hughes represents the quarterly separate consolidated net income of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class H common stock outstanding during the period (98.2 million during the second quarter of 1996) and the denominator of which was 399.9 million during the second quarter of 1996. The comparable numerator for the second quarter of 1995 was 95.4 million and the comparable denominator was 399.9 million.

     The denominator used in determining the Available Separate Consolidated Net Income of Hughes may be adjusted as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation. In this regard, the Board has generally caused the denominator to decrease as shares are purchased by Hughes, and to increase as such shares are used, at Hughes expense, for Hughes employee benefit plans or acquisitions.

     Dividends on the $1 2/3 par value common stock are declared out of the earnings of General Motors and its subsidiaries, excluding the Available Separate Consolidated Net Income of Hughes and the Available Separate Consolidated Net Income of EDS, during such time that EDS was an indirect wholly owned subsidiary of the Corporation. Dividends on the Class H common stock are declared out of the Available Separate Consolidated Net Income of Hughes earned since the acquisition of Hughes by the Corporation.

     Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class H common stock is to pay quarterly cash dividends at an annual rate approximately equal to 35% of the Available Separate Consolidated Net Income of Hughes for the prior year.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS -- CONCLUDED
     The Available Separate Consolidated Net Income of EDS during the period that EDS was an indirect wholly-owned subsidiary of the Corporation was determined quarterly and was equal to the quarterly separate consolidated net income of EDS, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS, multiplied by a fraction, the numerator of which represented the weighted average number of shares of Class E common stock outstanding during the period (479.3 million for the second quarter of 1996) and the denominator of which was 479.3 million for the second quarter of 1996. The comparable numerator for the second quarter of 1995 was 438.7 million and the comparable denominator was 481.7 million. The denominator of the fraction was adjusted from time-to-time as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class E common stock and to reflect certain transfers of capital to or from EDS.

     Dividends on the Class E common stock were declared only out of the Available Separate Consolidated Net Income of EDS earned during such time that EDS was an indirect wholly-owned subsidiary of the Corporation.

NOTE 11. GENERAL MOTORS ACCEPTANCE CORPORATION AND SUBSIDIARIES

     Summary financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:

                CONDENSED GMAC CONSOLIDATED STATEMENT OF INCOME

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                     ----------------------    ----------------------
                                                       1996         1995         1996         1995
                                                     ---------    ---------    ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
Financing Revenue
  Retail and lease financing......................   $   955.7    $   772.3    $ 1,913.2    $ 1,522.7
  Operating leases................................     1,784.6      1,539.3      3,522.9      2,972.3
  Wholesale and term loans........................       384.0        606.0        867.4      1,140.0
                                                     ---------    ---------    ---------    ---------
     Total financing revenue......................     3,124.3      2,917.6      6,303.5      5,635.0
Interest and discount.............................    (1,224.6)    (1,275.3)    (2,464.3)    (2,495.1)
Depreciation on operating leases..................    (1,122.9)    (1,051.3)    (2,273.6)    (2,041.0)
                                                     ---------    ---------    ---------    ---------
     Net financing revenue........................       776.8        591.0      1,565.6      1,098.9
Insurance premiums earned.........................       287.9        273.5        585.4        544.8
Other income......................................       540.8        562.4        987.9      1,061.4
                                                     ---------    ---------    ---------    ---------
     Net financing revenue and other..............     1,605.5      1,426.9      3,138.9      2,705.1
Expenses..........................................     1,044.4        972.2      2,070.5      1,819.7
                                                     ---------    ---------    ---------    ---------
     Income before income taxes...................       561.1        454.7      1,068.4        885.4
Income taxes......................................       211.1        195.5        409.3        371.3
                                                     ---------    ---------    ---------    ---------
     Net Income...................................   $   350.0    $   259.2    $   659.1    $   514.1
                                                     =========    =========    =========    =========

Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED
                                  (UNAUDITED)

NOTE 11. GENERAL MOTORS ACCEPTANCE CORPORATION AND SUBSIDIARIES -- CONCLUDED
                   CONDENSED GMAC CONSOLIDATED BALANCE SHEET

                                                               JUNE 30,     DEC. 31,     JUNE 30,
                                                                 1996         1995         1995
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Cash and cash equivalents...................................   $   960.4    $ 1,448.6    $ 1,476.1
Investments in securities...................................     4,365.7      4,328.2      4,336.8
Finance receivables -- net..................................    59,331.9     60,404.9     59,801.4
Net investment in operating leases..........................    24,112.6     22,134.9     20,026.7
Other assets................................................     7,306.5      7,330.9      6,742.7
                                                               ---------    ---------    ---------
     Total Assets...........................................   $96,077.1    $95,647.5    $92,383.7
                                                               =========    =========    =========
Short-term debt.............................................   $43,165.9    $43,871.8    $36,974.6
Accounts payable and other liabilities......................    13,359.1     12,455.8     13,521.0
Long-term debt..............................................    31,210.1     31,050.6     33,626.3
Stockholder's equity........................................     8,342.0      8,269.3      8,261.8
                                                               ---------    ---------    ---------
     Total Liabilities and Stockholder's Equity.............   $96,077.1    $95,647.5    $92,383.7
                                                               =========    =========    =========

              CONDENSED GMAC CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ------------------------
                                                                           1996          1995
                                                                        ----------    ----------
                                                                         (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities............................   $  3,940.8    $  3,706.2
                                                                        ----------    ----------
Cash Flows from Investing Activities
Finance receivables-acquisitions.....................................    (73,916.3)    (85,616.7)
Finance receivables-liquidations.....................................     56,094.8      70,472.1
Notes receivable from General Motors.................................        (45.7)      1,080.5
Operating leases -- acquisitions.....................................     (9,894.8)     (6,795.0)
Operating leases -- liquidations.....................................      5,508.1       2,834.0
Investments in securities -- acquisitions............................     (5,057.2)     (6,821.8)
Investments in securities -- liquidations............................      5,045.7       6,590.8
Proceeds from sales of receivables -- wholesale......................     17,466.3       7,854.6
Proceeds from sales of receivables -- retail.........................        999.3       3,378.1
Due and deferred from receivable sales...............................        162.8          (4.9)
Other................................................................         79.4         466.9
                                                                        ----------    ----------
     Net Cash Used in Investing Activities...........................     (3,557.6)     (6,561.4)
                                                                        ----------    ----------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -- proceeds........................................................     26,180.5      29,039.1
  -- liquidations....................................................    (25,264.4)    (25,048.9)
Debt with original maturities less than 90 days -- net change........     (1,290.2)       (593.4)
Cash dividends paid to General Motors................................       (500.0)       (400.0)
                                                                        ----------    ----------
     Net Cash (Used in) Provided by Financing Activities.............       (874.1)      2,996.8
                                                                        ----------    ----------
Effect of exchange rate changes on cash and cash equivalents.........          2.7          (5.0)
                                                                        ----------    ----------
Net (decrease) increase in cash and cash equivalents.................       (488.2)        136.6
Cash and cash equivalents at beginning of the period.................      1,448.6       1,339.5
                                                                        ----------    ----------
Cash and cash equivalents at end of the period.......................   $    960.4    $  1,476.1
                                                                        ==========    ==========

Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

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

GM-NAO/DELPHI FINANCIAL HIGHLIGHTS

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                           -----------------------    -----------------------
                                                             1996          1995         1996          1995
                                                           ---------     ---------    ---------     ---------
                                                                         (DOLLARS IN MILLIONS)
Net Sales...............................................   $28,949.1     $27,261.5    $52,514.2     $54,711.1
                                                           ---------     ---------    ---------     ---------
Pre-tax Income..........................................     1,581.3       1,286.1      1,193.9       2,875.4
Income Taxes............................................      (565.0)       (409.9)      (392.7)       (973.0)
Earnings of Nonconsolidated Affiliates..................        33.6           4.1         53.4          35.9
Cumulative effect of accounting change(1)...............          --            --           --         (51.8)
                                                           ---------     ---------    ---------     ---------
    Net Income..........................................   $ 1,049.9     $   880.3    $   854.6     $ 1,886.5
                                                           =========     =========    =========     =========
    Net Profit Margin(2)................................         3.6%          3.2%         1.6%          3.4%

- -------------------------
(1) In November 1995, the provisions of Issue No. 95-1 of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board were retroactively adopted to January 1, 1995, which had an unfavorable impact of $51.8 million.

(2) Net profit margin represents net income as a percent of net sales.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GM-NAO

                                                                        THREE MONTHS ENDED JUNE 30,
                                                       --------------------------------------------------------------
                                                                   1996                             1995
                                                       -----------------------------    -----------------------------
                                                                             GM AS                            GM AS
                                                                             A % OF                           A % OF
                                                       INDUSTRY     GM      INDUSTRY    INDUSTRY     GM      INDUSTRY
                                                       --------    -----    --------    --------    -----    --------
                                                                            (UNITS IN THOUSANDS)
United States
  Cars..............................................     2,425       842      34.7%       2,364       795      33.7%
  Trucks............................................     1,863       531      28.5%       1,757       522      29.7%
                                                         -----     -----                  -----     -----
    Total United States.............................     4,288     1,373      32.0%       4,121     1,317      32.0%
Other North America.................................       420       132      31.2%         388       126      32.3%
                                                         -----     -----                  -----     -----
    Total North America.............................     4,708     1,505      32.0%       4,509     1,443      32.0%
                                                         =====     =====                  =====     =====
Wholesale Sales -- GM-NAO
  Cars..............................................                 888                              922
  Trucks............................................                 638                              578
                                                                   -----                            -----
    Total...........................................               1,526                            1,500
                                                                   =====                            =====

                                                                         SIX MONTHS ENDED JUNE 30,
                                                       --------------------------------------------------------------
                                                                   1996                             1995
                                                       -----------------------------    -----------------------------
                                                                             GM AS                            GM AS
                                                                             A % OF                           A % OF
                                                       INDUSTRY     GM      INDUSTRY    INDUSTRY     GM      INDUSTRY
                                                       --------    -----    --------    --------    -----    --------
                                                                            (UNITS IN THOUSANDS)
United States
  Cars..............................................     4,475     1,503      33.6%       4,392     1,460      33.2%
  Trucks............................................     3,506     1,023      29.2%       3,293       996      30.3%
                                                         -----     -----                  -----     -----
    Total United States.............................     7,981     2,526      31.6%       7,685     2,456      32.0%
Other North America.................................       751       234      31.3%         740       230      31.1%
                                                         -----     -----                  -----     -----
    Total North America.............................     8,732     2,760      31.6%       8,425     2,686      31.9%
                                                         =====     =====                  =====     =====
Wholesale Sales -- GM-NAO
  Cars..............................................               1,544                            1,860
  Trucks............................................               1,148                            1,170
                                                                   -----                            -----
    Total...........................................               2,692                            3,030
                                                                   =====                            =====

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO/DELPHI FINANCIAL REVIEW

     GM-NAO/Delphi, which represents the combined results of GM-NAO and Delphi Automotive Systems, reported net income of $1,049.9 million for the three months ended June 30, 1996 (1996 second quarter), an improvement of $169.6 million compared to net income of $880.3 million in the same prior year period. GM-NAO/Delphi's net profit margin -- net income as a percent of net sales -- was 3.6% in the 1996 second quarter, compared with 3.2% in the second quarter of 1995. The year-over-year net income improvement was primarily attributable to higher net sales and lower material costs. Net income for the six months ended June 30, 1996 totaled $854.6 million, compared to $1,886.5 million for the first half of 1995. The 1996 six month results included the unfavorable effects of a 17-day strike at two component plants in Dayton, Ohio that temporarily shutdown 26 of General Motors' 29 assembly plants in North America and certain automotive component plants. Net income reported for the first six months of 1995 was restated to reflect the impact of General Motors' adoption, retroactive to January 1, 1995, of EITF Issue No. 95-1, which reduced previously reported net income by $51.8 million.

     Net sales for the 1996 second quarter increased $1,687.6 million, or 6.2%, and totaled $28,949.1 million, compared to $27,261.5 million in the same 1995 period. The net sales increase resulted from a 26,000 unit increase in wholesale sales volume, a favorable product mix and an increase in Delphi's non-GM-NAO vehicle sales, partially offset by higher sales incentives. Net sales for the six months ended June 30, 1996 totaled $52,514.2 million, compared to $54,711.1 million in the first half of 1995. The year-over-year decline in net sales reflects decreased wholesale sales volume resulting from the first quarter strike and lower pre-strike production necessary to balance U.S. inventories.

     General Motors vehicle deliveries in North America were 1,505,000 units in the 1996 second quarter, which resulted in a market share of 32.0%, up from 1,443,000 units and a 32.0% share in the second quarter of 1995. Vehicle deliveries for the first six months of 1996 totaled 2,760,000 units, for a 31.6% share of the market, compared with deliveries of 2,686,000 units and a 31.9% market share in the same 1995 period.

     GM-NAO/Delphi's pre-tax income increased $295.2 million and totaled $1,581.3 million in the 1996 second quarter, compared to pre-tax income of $1,286.1 million in the comparable 1995 period. The year-over-year increase in pre-tax results reflected the impact of increased volume, a favorable product mix, manufacturing and material cost savings, and lower pension expense. These favorable items were partially offset by increased engineering costs associated with new product introductions scheduled for the last half of 1996 and early 1997 and higher sales incentives. The manufacturing and material cost reductions reflect the continued focus on strengthening the GM-NAO vehicle development process, while implementing lean and flexible manufacturing and assembly operations, and leveraging the power of General Motor's worldwide purchasing process. The lower pension expense in the 1996 second quarter reflected the improved funding of the U.S. pension plans.

     GM-NAO/Delphi's pre-tax income for the six months ended June 30, 1996 totaled $1,193.9 million, compared to $2,875.4 million in the comparable 1995 period. The year-over-year decline resulted from lower wholesale sales volume, higher sales incentives and increased engineering expenses, partially offset by manufacturing and material cost reductions and lower pension expense.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO FINANCIAL HIGHLIGHTS

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                   ---------------------     -----------------------
                                                     1996         1995         1996          1995
                                                   --------     --------     ---------     ---------
                                                                 (DOLLARS IN MILLIONS)
Net Sales.......................................   $9,100.2     $8,735.3     $18,097.7     $16,926.9
                                                   --------     --------     ---------     ---------
Pre-tax Income..................................      626.6        765.6       1,203.2       1,608.1
Income Taxes....................................     (208.5)      (283.9)       (378.9)       (631.4)
Earnings of Nonconsolidated Affiliates..........        6.3         31.6          31.7          58.7
                                                   --------     --------     ---------     ---------
Net Income
  GM Europe.....................................      318.9        317.9         603.8         646.3
  Other International...........................      105.5        195.4         252.2         389.1
                                                   --------     --------     ---------     ---------
       Total Net Income.........................   $  424.4     $  513.3     $   856.0     $ 1,035.4
                                                   ========     ========     =========     =========
       Net Profit Margin........................        4.7%         5.9%          4.7%          6.1%

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GMIO

                                                                 THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------
                                                             1996                            1995
                                                 ----------------------------    ----------------------------
                                                                      GM AS                           GM AS
                                                                      A % OF                          A % OF
                                                 INDUSTRY     GM     INDUSTRY    INDUSTRY     GM     INDUSTRY
                                                 --------     ---    --------    --------     ---    --------
                                                                     (UNITS IN THOUSANDS)
International
  Europe......................................     4,558      492      10.8%       4,269      485      11.4%
  Latin America, Africa and the Middle East
     (LAAMO)..................................       983      159      16.2%       1,012      166      16.4%
  Asian and Pacific...........................     3,249      153       4.7%       3,127      153       4.9%
                                                   -----      ---                  -----      ---
       Total International....................     8,790      804       9.1%       8,408      804       9.6%
                                                   =====      ===                  =====      ===
Wholesale Sales -- GMIO
  Cars........................................                602                             592
  Trucks......................................                186                             194
                                                              ---                             ---
       Total..................................                788                             786
                                                              ===                             ===

                                                                   SIX MONTHS ENDED JUNE 30,
                                                 --------------------------------------------------------------
                                                             1996                             1995
                                                 -----------------------------    -----------------------------
                                                                       GM AS                            GM AS
                                                                       A % OF                           A % OF
                                                 INDUSTRY     GM      INDUSTRY    INDUSTRY     GM      INDUSTRY
                                                 --------    -----    --------    --------    -----    --------
                                                                      (UNITS IN THOUSANDS)
International
  Europe......................................     8,914       980      11.0%       8,441       950      11.3%
  Latin America, Africa and the Middle East
     (LAAMO)..................................     1,918       322      16.8%       2,016       312      15.5%
  Asian and Pacific...........................     6,798       310       4.6%       6,641       293       4.4%
                                                  ------     -----                 ------     -----
       Total International....................    17,630     1,612       9.1%      17,098     1,555       9.1%
                                                  ======     =====                 ======     =====
Wholesale Sales -- GMIO
  Cars........................................               1,190                            1,183
  Trucks......................................                 390                              369
                                                             -----                            -----
       Total..................................               1,580                            1,552
                                                             =====                            =====

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO FINANCIAL REVIEW

     General Motors International Operations (GMIO) reported net income of $424.4 million, or 4.7% of net sales, in the second quarter of 1996 compared with net income of $513.3 million, or 5.9% of net sales, in the second quarter of 1995. The lower net income for the quarter was largely due to unfavorable currency-exchange movements, as well as unfavorable product mix and continued labor- and material-cost pressures in Latin America. GMIO's net income for the six months ended June 30, 1996 totaled $856.0 million, or 4.7% of net sales, compared to $1,035.4 million, or 6.1% of net sales, in the comparable 1995 period.

     Total net sales for GMIO increased by $364.9 million, or 4.2%, to $9,100.2 million for the second quarter of 1996, compared to $8,735.3 million in the prior year period. The increased net sales reflected higher wholesale sales volume in Europe because of increased Vectra availability and continued strong Corsa sales, partially offset by unfavorable product mix in Latin America. Net sales for the six months ended June 30, 1996 totaled $18,097.7 million, an increase of $1,170.8 million, or 6.9%, compared to the first six months of 1995. The increase in net sales during the first six months of 1996 primarily resulted from higher volume worldwide.

     At the pre-tax level, GMIO recorded income of $626.6 million for the 1996 second quarter, down from the prior year period when pre-tax income was $765.6 million. GMIO's pre-tax income for the six months ended June 30, 1996 was $1,203.2 million, compared to $1,608.1 million in the comparable 1995 period.

     Looking at the regional split, GM Europe's (GME) net income for the 1996 second quarter increased slightly to $318.9 million, compared to $317.9 million in the second quarter of 1995. The improved second quarter 1996 net income for GME resulted from higher wholesale sales volume and material cost reductions, partially offset by expenses relating to global expansion initiatives and increased engineering costs associated with new product development programs. Net income for the remainder of GMIO's operations totaled $105.5 million for the 1996 second quarter, compared to $195.4 million for the second quarter of 1995. The decrease in net income for the remainder of GMIO resulted from unfavorable currency-exchange, primarily due to the devaluation of the Venezuelan Bolivar, unfavorable product mix (high availability of the Corsa) and continued labor- and material-cost pressures in Brazil, and expenses associated with global expansion initiatives.

     GME reported net income of $603.8 million for the six months ended June 30, 1996, compared to $646.3 million in the comparable 1995 period. The lower net income for the 1996 period primarily resulted from the first quarter impact of unfavorable product mix (Vectra launch), partially offset by the favorable impact of increased volume. Net income for the remainder of GMIO was $252.2 million for the six months ended June 30, 1996, compared to $389.1 million for the first six months of 1995. The year-over-year decline reflects unfavorable exchange and cost pressures and unfavorable product mix in Latin America, partially offset by increased volume.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GENERAL MOTORS ACCEPTANCE CORPORATION (GMAC) FINANCIAL HIGHLIGHTS

                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                  JUNE 30,
                                                     ----------------------    ----------------------
                                                       1996         1995         1996         1995
                                                     ---------    ---------    ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
Financing revenue
  Retail and lease financing......................   $   955.7    $   772.3    $ 1,913.2    $ 1,522.7
  Operating leases................................     1,784.6      1,539.3      3,522.9      2,972.3
  Wholesale and term loans........................       384.0        606.0        867.4      1,140.0
                                                     ---------    ---------    ---------    ---------
     Total financing revenue......................     3,124.3      2,917.6      6,303.5      5,635.0
Interest and discount.............................    (1,224.6)    (1,275.3)    (2,464.3)    (2,495.1)
Depreciation on operating leases..................    (1,122.9)    (1,051.3)    (2,273.6)    (2,041.0)
                                                     ---------    ---------    ---------    ---------
     Net financing revenue........................       776.8        591.0      1,565.6      1,098.9
Other income and insurance premiums earned........       828.7        835.9      1,573.3      1,606.2
                                                     ---------    ---------    ---------    ---------
     Net financing revenue and other..............     1,605.5      1,426.9      3,138.9      2,705.1
Expenses..........................................     1,044.4        972.2      2,070.5      1,819.7
                                                     ---------    ---------    ---------    ---------
Pre-tax income....................................       561.1        454.7      1,068.4        885.4
Income taxes......................................       211.1        195.5        409.3        371.3
                                                     ---------    ---------    ---------    ---------
     Net Income...................................   $   350.0    $   259.2    $   659.1    $   514.1
                                                     =========    =========    =========    =========
Net Income from Financing Operations..............   $   318.3    $   228.3    $   590.1    $   444.6
Net Income from Insurance Operations..............        31.7         30.9         69.0         69.5
                                                     ---------    ---------    ---------    ---------
     Net Income...................................   $   350.0    $   259.2    $   659.1    $   514.1
                                                     =========    =========    =========    =========
Average Earning Assets............................   $92,212.6    $89,204.8    $92,213.3    $87,350.6
Return on Average Equity..........................        16.7%        12.6%        15.8%        12.6%

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC FINANCIAL REVIEW

     GMAC provides a broad range of financial and insurance services to General Motors' customers. General Motors encourages reference to the GMAC Quarterly Report on Form 10-Q for the period ended June 30, 1996 filed separately with the Securities and Exchange Commission.

     GMAC's consolidated second quarter net income for 1996 totaled $350.0 million, a 35% increase over the second quarter of 1995. The 39% and 33% increases in second quarter and six month net income from financing operations, including GMAC Mortgage Group results, is primarily attributable to a significant improvement in North American financing margins, principally in the retail finance receivables and operating lease portfolios; and to a lesser extent, a lower effective tax rate in 1996 for GMAC's international financing operations.

     During the three months ended June 30, 1996, GMAC financed 25.7% of new General Motors vehicles delivered in the U.S., up from 23.0% during the same period last year. Penetration for the first six months of 1996 was 25.9% compared to 23.4% for the comparable 1995 period. The 1996 gains in retail market share, principally driven by General Motors sponsored retail programs which offered special rate financing and leasing incentives, were partially offset by a continued decline in fleet transaction participation. This higher volume contributed to the favorable increases in retail and lease financing and operating lease revenues.

     U.S. wholesale inventory financing was provided on 961,000 and 1,681,000 new General Motors vehicles during the respective three and six month periods ended June 30, 1996, compared to 977,000 and 1,982,000 during the same 1995 periods. This financing represented 69.9% and 72.0% of General Motors' U.S. sales to dealers during the first six months of 1996 and 1995, respectively. Wholesale financing revenue during the second quarter and first six months of 1996 was down from 1995 due to lower interest rate indexes upon which floor plan rates are based and the April 1996 additional sale of wholesale receivables which GMAC continues to service for a fee.

     GMAC's worldwide cost of borrowing for the second quarter and first six months of 1996 averaged 6.46% and 6.60%, respectively, 79 and 60 basis points below the comparable prior year levels. Total borrowing costs for U.S. operations also declined to an average of 6.36% and 6.50% for the quarter and six month periods ended June 30, 1996, down from 6.98% and 7.02% for the respective 1995 periods. These improvements are attributable to two factors: 1) a lower general level of short term interest rates as the U.S. prime lending rate for the six month period averaged 62 basis points below last year; and 2) the return to a more traditional funding mix which emphasizes a greater proportion of floating rate short-term borrowings.

     The $178.6 million quarter-to-quarter improvement in consolidated net financing revenue and other income was partially offset by a $72.2 million increase in total expenses which is primarily attributable to higher general operating costs incidental to expanded business activities. These factors, combined with the first quarter's $100.2 million increase in the provision for financing losses (over first quarter 1995), also contributed significantly to the $250.8 million increase in total expenses for the first six months of 1996 over the comparable prior year period.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL HIGHLIGHTS

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                     ---------------------     ---------------------
                                                       1996         1995         1996         1995
                                                     --------     --------     --------     --------
                                                     (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net Sales
  Outside customers...............................   $2,531.2     $2,346.1     $4,970.1     $4,508.7
  GM and affiliates...............................    1,501.4      1,362.4      2,676.1      2,766.6
                                                     --------     --------     --------     --------
     Total Net Sales..............................    4,032.6      3,708.5      7,646.2      7,275.3
Other Income -- net...............................       29.9         15.1        153.0         27.1
                                                     --------     --------     --------     --------
     Total Revenues...............................    4,062.5      3,723.6      7,799.2      7,302.4
                                                     --------     --------     --------     --------
Pre-tax Income....................................      448.3        436.3        920.8        839.6
Income Taxes......................................      172.3        178.8        363.7        344.2
                                                     --------     --------     --------     --------
     Net Income...................................   $  276.0     $  257.5     $  557.1     $  495.4
                                                     ========     ========     ========     ========
     Earnings Used for
       Computation of Available Separate
          Consolidated Net Income (1).............   $  306.6     $  288.4     $  618.3     $  557.3
                                                     ========     ========     ========     ========
Net Earnings Attributable to Class H Common Stock
  on a Per Share Basis............................      $0.77        $0.72        $1.55        $1.39
Cash Dividends Per Share of Class H Common
  Stock...........................................      $0.24        $0.23        $0.48        $0.46

- -------------------------
(1) Excludes amortization of GM purchase accounting adjustments of $30.6 million and $30.9 million for the second quarters of 1996 and 1995, and $61.2 and $61.9 million for the six-month periods ended June 30, 1996 and 1995, respectively, related to GM's acquisition of Hughes Aircraft Company.

SEGMENT HIGHLIGHTS*

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                  JUNE 30,
                                                     ---------------------     ---------------------
                                                       1996         1995         1996         1995
                                                     --------     --------     --------     --------
                                                                  (DOLLARS IN MILLIONS)
Automotive Electronics
  Revenues........................................   $1,554.0     $1,484.8     $2,825.8     $2,981.0
  Net Sales.......................................   $1,540.2     $1,462.7     $2,800.4     $2,935.4
  Operating Profit(1).............................   $  236.4     $  248.8     $  395.7     $  504.2
  Operating Profit Margin(2)......................       15.3%        17.0%        14.1%        17.2%
Telecommunications and Space
  Revenues........................................   $  951.9     $  747.4     $1,888.3     $1,394.1
  Net Sales.......................................   $  950.3     $  751.4     $1,771.3     $1,408.0
  Operating Profit(1).............................   $   57.0     $   45.9     $  131.5     $   77.4
  Operating Profit Margin(2)......................        6.0%         6.1%         7.4%         5.5%
Aerospace and Defense Systems
  Revenues........................................   $1,510.4     $1,432.5     $3,022.8     $2,817.5
  Net Sales.......................................   $1,512.0     $1,426.9     $3,014.2     $2,810.0
  Operating Profit(1).............................   $  161.4     $  163.6     $  319.3     $  317.1
  Operating Profit Margin(2)......................       10.7%        11.5%        10.6%        11.3%

- -------------------------
 * The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

(1) Net Sales less Total Costs and Expenses other than Interest Expense.

(2) Operating Profit as a percentage of Net Sales.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL REVIEW

     Hughes Electronics reported net income of $276.0 million for the second quarter of 1996 compared with $257.5 million in the second quarter of 1995. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' Earnings Used for Computation of Available Separate Consolidated Net Income was $306.6 million for the second quarter of 1996 compared to $288.4 million for the same period in 1995. The increase in quarterly earnings primarily reflects improved performance in the Telecommunications and Space segment and a lower effective tax rate resulting from the favorable resolution of certain tax contingencies. Earnings Used for Computation of Available Separate Consolidated Net Income was $618.3 million for the six months ended June 30, 1996 compared to $557.3 million in the comparable 1995 period. The 1996 six-month results included the gain recognized from the sale of a 2.5% interest in DIRECTV(R) to AT&T and the unfavorable impact on the Automotive Electronics segment of lower first quarter GM production volumes related to a 17-day strike at two GM component plants in the first quarter of 1996.

     Second quarter revenues increased 9.1% between 1995 and 1996 due to revenue increases in each of the segments, particularly Telecommunications and Space. The 27.4% Telecommunications and Space segment revenue increase was due to increased commercial satellite manufacturing and cellular communications equipment sales as well as continued DIRECTV subscriber growth, partially offset by a reduction in Galaxy(R) satellite transponder sales. The 1995 acquisition of Magnavox Electronic Systems Company (Magnavox) in the Aerospace and Defense Systems segment and international and domestic sales growth in the Automotive Electronics segment also contributed to the increase in revenues.

     For the six-month period ended June 30, 1996, revenues increased 6.8% over the same period in 1995. This revenue growth was primarily the result of a 35.4% increase in the Telecommunications and Space segment driven by DIRECTV subscriber growth, increased sales of Galaxy transponders and commercial satellites, and the gain from the sale of the equity interest in DIRECTV to AT&T. The 5.4% revenue increase in the Aerospace and Defense Systems segment was principally due to additional revenues resulting from the 1995 acquisitions of CAE-Link and Magnavox. The 5.2% decline in Automotive Electronics segment six-month revenues was principally attributable to the aforementioned strike.

     Second quarter 1996 operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, remained essentially unchanged from the year-earlier period. The operating profit margin was 11.2% for the second quarter compared with 12.2% for the same period in 1995. The decrease in operating profit margin was primarily a result of the decline in margins in the Automotive Electronics and Aerospace and Defense Systems segments. The lower operating profit margin in the Automotive Electronics segment was primarily due to price reductions resulting from competitive pricing in connection with GM's global sourcing initiative and continued investment in international expansion. The lower margin in the Aerospace and Defense Systems segment was attributable to a continued shift from production programs to engineering and development programs, and growth in information systems and services revenues.

     Operating profit for the six months ended June 30, 1996 declined 4.9% when compared with the same six-month period in 1995. The operating profit margin was 10.9% for the first six months of 1996 compared with 12.1% in the comparable 1995 period. The majority of the decline in operating profit and operating profit margin was attributable to the Automotive Electronics segment primarily due to the strike discussed above and continued price reductions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS
ON AN EQUITY BASIS

     To facilitate analysis, the following financial statements present financial data for the Corporation's manufacturing, wholesale marketing, defense and electronics operations with the financing and insurance operations (primarily GMAC) reflected on an equity basis. This is the same basis and format used in years prior to the Corporation's adoption of SFAS No. 94, Consolidation of All Majority-owned Subsidiaries.

CONSOLIDATED STATEMENT OF INCOME WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 -----------------------     -----------------------
                                                   1996          1995          1996          1995
                                                 ---------     ---------     ---------     ---------
                                                                (DOLLARS IN MILLIONS)
Net Sales and Revenues(1).....................   $40,182.7     $38,124.5     $74,854.3     $75,621.1
                                                 ---------     ---------     ---------     ---------
Costs and Expenses
  Cost of sales and other operating charges,
     exclusive of items listed below..........    33,125.4      31,449.8      63,249.1      62,230.0
  Selling, general, and administrative
     expenses.................................     2,955.9       2,500.7       5,403.4       4,851.2
  Depreciation of real estate, plants, and
     equipment................................     1,000.4         863.1       1,989.5       1,718.3
  Amortization of special tools...............       824.8         877.8       1,585.5       1,746.0
  Amortization of intangible assets...........        24.6          38.3          62.8          75.3
                                                 ---------     ---------     ---------     ---------
       Total Costs and Expenses...............    37,931.1      35,729.7      72,290.3      70,620.8
                                                 ---------     ---------     ---------     ---------
Operating Income..............................     2,251.6       2,394.8       2,564.0       5,000.3
Other income less income deductions -- net....       574.2         144.7       1,141.4         491.6
Interest expense..............................      (229.4)       (127.9)       (425.2)       (405.5)
                                                 ---------     ---------     ---------     ---------
Income from Continuing Operations before
  Income Taxes................................     2,596.4       2,411.6       3,280.2       5,086.4
Income taxes..................................       885.8         623.9       1,120.1       1,663.2
                                                 ---------     ---------     ---------     ---------
Income from Continuing Operations before
  Earnings of Nonconsolidated Affiliates and
  Cumulative Effect of Accounting Change......     1,710.6       1,787.7       2,160.1       3,423.2
Earnings of nonconsolidated affiliates........       384.9         294.4         736.1         616.1
                                                 ---------     ---------     ---------     ---------
Income from Continuing Operations before
  Cumulative Effective of Accounting Change...     2,095.5       2,082.1       2,896.2       4,039.3
Income (Loss) from discontinued operations....      (208.8)        188.0          10.0         384.8
Cumulative effect of accounting change(2).....          --            --            --         (51.8)
                                                 ---------     ---------     ---------     ---------
       Net Income.............................   $ 1,886.7     $ 2,270.1     $ 2,906.2     $ 4,372.3
                                                 =========     =========     =========     =========
       Net Profit Margin(3)...................         5.2%          5.5%          3.9%          5.3%

- -------------------------
(1) Includes sales to nonconsolidated affiliates of $221.6 million and $199.7 million for the second quarter of 1996 and 1995 and $497.7 million and $403.1 million for the six month periods ended June 30, 1996 and 1995, respectively.
(2) Effective January 1, 1995, the Corporation adopted EITF Issue No. 95-1, resulting in an unfavorable cumulative effect of $51.8 million.
(3) Net profit margin represents income from continuing operations before cumulative effect of accounting change, as a percent of net sales and revenues.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS
ON AN EQUITY BASIS -- CONTINUED
     General Motors' 1996 second quarter consolidated income from continuing operations totaled $2,095.5 million, or $2.65 per share of GM $1 2/3 par value common stock, compared to $2,082.1 million, or $2.41 per share of GM $1 2/3 par value common stock, for the comparable 1995 period. Income from continuing operations for the six months ended June 30, 1996 was $2,896.2 million, or $3.58 per share of GM $1 2/3 par value common stock, compared to $4,039.3 million, or $4.82 per share of GM $1 2/3 par value common stock, for the first six months of 1995 (excluding the cumulative effect of an accounting change).

     General Motors completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996, and accordingly, the financial results related to EDS through the split-off date have been reported as discontinued operations. General Motors' 1996 second quarter consolidated net income, including the loss from discontinued operations through the June 7, 1996 split-off, totaled $1,886.7 million or $2.63 per share of GM $1 2/3 par value common stock, compared to $2,270.1 million, or $2.39 per share of GM $1 2/3 par value common stock, for the comparable 1995 period. Consolidated net income for the six months ended June 30, 1996 was $2,906.2 million, or $3.57 per share of GM $1 2/3 par value common stock, compared to $4,372.3 million, or $4.83 per share of GM $1 2/3 par value common stock, for the first six months of 1995.

     Highlights of financial performance by GM's major business sectors for the quarter and six months ended June 30 are shown below.

                                                             THREE MONTHS
                                                                 ENDED           SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                           -----------------     -----------------
                                                            1996       1995       1996       1995
                                                           ------     ------     ------     ------
                                                                    (DOLLARS IN MILLIONS)
MAJOR BUSINESS SECTOR RESULTS
GM-NAO/Delphi..........................................    $1,050     $  880     $  855     $1,886
GMIO...................................................       424        513        856      1,035
GMAC...................................................       350        259        659        514
Hughes.................................................       307        288        618        557
Other *................................................       (35)       142        (92)        (5)
                                                           ------     ------     ------     ------
  Income before discontinued operations................     2,096      2,082      2,896      3,987
Discontinued operations (EDS)..........................      (209)       188         10        385
                                                           ------     ------     ------     ------
  Consolidated Net Income..............................    $1,887     $2,270     $2,906     $4,372
                                                           ======     ======     ======     ======

- -------------------------
* Includes Allison Transmission Division, GM Locomotive Group, and purchase accounting adjustments.

     Second quarter 1996 net sales and revenues increased $2,058.2 million, or 5.4%, and totaled $40,182.7 million, compared to $38,124.5 million for the same period in the prior year. The increase in net sales and revenues resulted from increased wholesale sales volume in North America and Europe, partially offset by higher sales incentives, as well as continued growth in net sales and revenues for Hughes, and an increase in Delphi's non-GM-NAO vehicle sales. Net sales and revenues for the six months ended June 30, 1996 were $74,854.3 million, compared to $75,621.1 million for the first half of 1995, and reflected decreased wholesale sales volume from the 1996 first quarter strike and lower pre-strike production necessary to balance U.S. inventories.

     The gross margin percentage for the 1996 second quarter was 17.6% compared to 17.5% in the comparable prior year period. The gross margin percentage for the six months ended June 30, 1996 was 15.5%, compared to 17.7% for the first six months of 1995. The change in the gross margin for the first half of 1996 resulted from decreased volume and higher sales incentives in North America and unfavorable currency-exchange, cost pressures, and product mix in Latin America.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS
ON AN EQUITY BASIS -- CONTINUED
     Other operating expenses for the second quarter of 1996 totaled $4,805.7 million, compared to $4,279.9 million in the comparable 1995 period. Other operating expenses for the six months ended June 30, 1996 were $9,041.2 million, compared to $8,390.8 million for the first six months of 1995. The increases for the three and six month periods were primarily attributable to expansion efforts of Hughes and GMIO, as well as higher depreciation expense.

     Other income less income deductions amounted to $574.2 million and $1,141.4 million for the three and six months ended June 30, 1996, compared to $144.7 million and $491.6 million in the comparable 1995 periods. The amounts reported for the 1995 three and six month periods include a pre-tax loss of $147.8 million associated with the sale of the net assets of National Car Rental System
(NCRS). The amount reported for the first half of 1996 includes a pre-tax gain of $120.3 million associated with the sale of a 2.5% equity interest in DIRECTV to AT&T.

     Interest expense totaled $229.4 million and $425.2 million for the three and six months ended June 30, 1996, compared to $127.9 million and $405.5 million in the comparable 1995 periods, reflecting an overall net increase in outstanding debt.

     The effective income tax rate for the three and six month periods ended June 30, 1996 was 34.1%, compared to 25.9% for the three months ended June 30, 1995 and 32.7% for the first half of 1995. The 1995 second quarter and six month effective income tax rate reflects tax benefits associated with the sale of NCRS' net assets.

     Adoption of EITF Issue No. 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value", resulted in an unfavorable cumulative effect at January 1, 1995 of $51.8 million after-tax ($0.07 per share) attributable to $1 2/3 par value common stock.

     Excluding EDS, General Motors net profit margin -- income from continuing operations as a percent of net sales and revenues -- was 5.2% for the second quarter of 1996 compared to 5.5% for the second quarter of 1995. The second quarter net profit margin exceeded General Motors' 5% target, however, General Motors believes further improvements are necessary to sustain its net profit margin at the 5% level over the course of the economic cycle.

EDS SPLIT-OFF

     On June 7, 1996 General Motors split-off EDS to General Motors Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of General Motors Class E common stock was exchanged for one share of EDS common stock. In addition, General Motors and EDS entered into a new 10-year agreement, under which EDS will continue to be General Motors' principal provider of information-technology (IT) services, and EDS made a special inter-company payment of $500 million to General Motors.

     General Motors' Board of Directors determined that the ownership of EDS was not necessary for it to execute its information technology strategy or to ensure the security of its computer data and other information. Furthermore, General Motors' Board of Directors determined that there were certain actual and potential conflicts between the business of EDS and the other businesses of General Motors. The split-off was completed to address such conflicts in a manner that was beneficial from the standpoint of all stockholders of General Motors and to allow the boards and managements of General Motors and EDS to increase their focus on their respective business operations.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS
ON AN EQUITY BASIS -- CONCLUDED
     EDS systems and other contracts revenues from outside customers included in income (loss) from discontinued operations totaled $1,944.3 million and $4,349.0 million for the three and six month periods ended June 30, 1996 and $1,967.6 million and $3,845.9 million for the three and six month periods ended June 30, 1995. Income (loss) from discontinued operations of ($208.8) million and $10.0 million for the three and six month periods ended June 30, 1996 is reported net of an income tax benefit of $109.0 million and income tax expense of $14.1 million, respectively. Income from discontinued operations of $188.0 million and $384.8 million for the three and six month periods ended June 30, 1995 is reported net of income taxes of $127.6 million and $238.3 million, respectively.

     Prior to the split-off, General Motors approved certain EDS actions to maintain and improve operating efficiencies and accelerate its move to "user-centered" computing. As a result, income (loss) from discontinued operations for the three and six month periods ended June 30, 1996 includes a one-time charge of $328 million after taxes related to these actions. These actions were not contingent upon the approval or consummation of the split-off.

     Income from discontinued operations for the three and six month periods ended June 30, 1996 also includes split-off expenses attributable to $1 2/3 par value common stock of $15 million after taxes or $0.02 per share of $1 2/3 par value common stock.

     Income from discontinued operations for the three and six months ended June 30, 1995 includes $38.9 million of expense associated with purchase accounting adjustments made at the time of General Motors' purchase of EDS.

     The net assets of EDS were as follows:

                                                                       DEC. 31,       JUNE 30,
                                                                         1995           1995
                                                                       ---------      ---------
                                                                        (DOLLARS IN MILLIONS)
NET ASSETS OF DISCONTINUED OPERATIONS
Current Assets......................................................   $ 4,381.5      $ 3,708.0
Property and Equipment -- Net.......................................     3,318.8        3,119.6
Operating and Other Assets..........................................     3,208.5        2,909.7
Current Liabilities.................................................    (3,261.4)      (2,911.7)
Deferred Income Taxes...............................................      (739.7)        (630.9)
Notes Payable.......................................................    (1,852.8)      (1,528.3)
                                                                       ---------      ---------
  Net Assets of Discontinued Operations.............................   $ 5,054.9      $ 4,666.4
                                                                       =========      =========

     General Motors no longer owns the outstanding shares of EDS and, accordingly, General Motors' consolidated balance sheet reflects decreased stockholders' equity and liabilities as well as decreased assets. The split-off resulted in an overall reduction in General Motors' consolidated net worth of $4.5 billion at June 7, 1996, including the effect of the $500 million special inter-company payment from EDS.

NEW ACCOUNTING STANDARD

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. General Motors has not yet determined the impact that this new accounting standard will have on its consolidated operating results or financial position. General Motors will adopt this accounting standard on January 1, 1997, as required.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (UNAUDITED)

                                                             JUNE 30,      DEC. 31,      JUNE 30,
                                                               1996          1995          1995
                                                            ----------    ----------    ----------
                                                                    (DOLLARS IN MILLIONS)
                         ASSETS
Cash and cash equivalents................................   $ 11,501.0    $  9,046.8    $  7,327.2
Other marketable securities..............................      1,537.8       1,194.0       1,321.9
                                                            ----------    ----------    ----------
  Total cash and marketable securities...................     13,038.8      10,240.8       8,649.1
Accounts and notes receivable -- net
  Trade..................................................      5,845.9       5,594.7       7,162.7
  Nonconsolidated affiliates.............................      2,412.7       2,103.0       3,170.3
Inventories -- net.......................................     11,754.7      11,348.3      11,530.7
Net assets of discontinued operations....................           --       5,054.9       4,666.4
Contracts in process -- net..............................      2,754.0       2,469.2       2,687.4
Net equipment on operating leases........................      3,746.8       4,392.6       4,392.6
Deferred income taxes and other..........................      5,412.6       5,527.7       6,483.5
                                                            ----------    ----------    ----------
     Total Current Assets................................     44,965.5      46,731.2      48,742.7
Equity in Net Assets of Nonconsolidated Affiliates.......      9,761.2       9,983.0       9,788.3
Deferred Income Taxes....................................     17,980.9      17,374.8      15,314.6
Other Investments and Miscellaneous Assets...............     11,912.1      12,010.9      12,023.9
Property -- Net..........................................     35,199.6      34,437.8      32,900.4
Intangible Assets -- Net.................................     10,115.8      10,106.4      10,661.6
                                                            ----------    ----------    ----------
     Total Assets........................................   $129,935.1    $130,644.1    $129,431.5
                                                            ==========    ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable.........................................   $ 10,558.9    $ 10,623.6    $ 10,155.1
Loans payable............................................      1,154.6       2,187.0       1,251.0
Income taxes payable.....................................        375.2         101.2         652.3
Accrued liabilities and customer deposits................     28,636.6      28,093.1      29,610.1
                                                            ----------    ----------    ----------
     Total Current Liabilities...........................     40,725.3      41,004.9      41,668.5
Long-Term Debt...........................................      5,263.7       4,115.0       4,643.7
Capitalized Leases.......................................        174.9         166.2         134.7
Postretirement Benefits Other Than Pensions..............     39,791.3      39,001.0      38,245.4
Pensions.................................................      5,348.9       5,593.9       3,675.9
Other Liabilities and Deferred Income Taxes..............     16,121.9      15,907.2      17,016.3
Deferred Credits.........................................      1,649.0       1,510.4       1,560.2
Stockholders' Equity.....................................     20,860.1      23,345.5      22,486.8
                                                            ----------    ----------    ----------
     Total Liabilities and Stockholders' Equity..........   $129,935.1    $130,644.1    $129,431.5
                                                            ==========    ==========    ==========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     General Motors' cash position, excluding EDS, improved by $5,413.6 million for the second quarter of 1996, with cash and marketable securities totaling $13,038.8 million, compared to $8,649.1 million and $7,625.2 million at June 30, 1995 and March 31, 1996, respectively. General Motors reached its goal of accumulating $13 billion of cash and marketable securities well ahead of its year-end goal.

     During the first six months of 1996, loans payable and long-term debt increased $116.3 million to $6,418.3 million at June 30, 1996 from a balance of $6,302.0 million at December 31, 1995. The increase in loans payable and long-term debt reflected General Motors' overall liability management program, which comprehends prefunding future debt maturities when interest rates are low.

     Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases, was $6,445.6 million, an improvement of $2,673.0 million compared to December 31, 1995 and $3,825.9 million compared to June 30, 1995.

     Book value per share of $1 2/3 par value common stock increased to $24.79 at the end of the 1996 second quarter from $24.37 at the end of 1995. Book value per share of Class H common stock increased to $12.40 at June 30, 1996 from $12.20 at the end of 1995.

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC

     At June 30, 1996, GMAC owned assets and serviced automotive receivables totaling $106.9 billion, $0.3 billion above year-end 1995, and $2.6 billion above June 30, 1995. The increase is principally attributable to continued growth of operating leases, partially offset by a decline in the total finance receivables servicing portfolio. Earning assets totaled $93.1 billion at June 30, 1996, compared to $92.0 billion and $89.1 billion at December 31 and June 30, 1995, respectively.

     As of June 30, 1996, GMAC's total borrowings were $74.4 billion, a slight decrease from $74.9 billion at December 31, 1995, but an increase from $70.6 billion at June 30, 1995. The higher year-to-year borrowings outstanding were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at June 30, 1996 was 8.9:1, compared to 9.1:1 at December 31, 1995 and 8.5:1 at June 30, 1995. Continuing to utilize its asset securitization program, GMAC sold additional retail and wholesale finance receivables totaling $3.0 billion (net) during the second quarter and first six months of 1996.

     GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $40.4 billion at June 30, 1996, compared to $40.0 billion at year-end 1995 and $38.1 billion at June 30, 1995. The unused portion of these credit lines totaled $31.5 billion at June 30, 1996, $1.0 billion and $1.5 billion higher than December 31 and June 30, 1995, respectively.

     Reference should be made to the GMAC condensed consolidated financial statements included in Note 11 to the General Motors consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                         -----------------------
                                                                           1996          1995
                                                                         ---------     ---------
                                                                          (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities.............................   $ 6,059.8     $ 4,497.1
                                                                         ---------     ---------
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired.......................       (53.9)       (154.9)
  Expenditures for real estate, plants, and equipment.................    (2,415.0)     (2,079.0)
  Expenditures for special tools......................................    (1,759.3)     (1,673.3)
  Proceeds from disposals of real estate, plants, and equipment.......       119.7         152.8
  Special Inter-Company Payment from EDS..............................       500.0            --
  Expenditures related to the sale of NCRS' net assets................          --        (197.0)
  Change in other investing assets
     Investments in other marketable securities -- acquisitions.......    (5,260.9)     (3,470.7)
     Investments in other marketable securities -- liquidations.......     4,917.1       3,257.5
     Notes receivable.................................................        71.1         (69.6)
     Operating leases -- acquisitions.................................    (2,065.4)       (898.2)
     Operating leases -- liquidations.................................     2,825.8         364.9
                                                                         ---------     ---------
Net Cash Used In Investing Activities.................................    (3,120.8)     (4,767.5)
                                                                         ---------     ---------
Cash Flows from Financing Activities
  Net increase (decrease) in loans payable............................    (1,035.4)        459.0
  Increase in long-term debt..........................................     1,898.2         168.9
  Decrease in long-term debt..........................................      (760.2)       (597.8)
  Net increase in payable to GMAC.....................................          --         311.1
  Proceeds from sale of minority interest in DIRECTV..................       137.5            --
  Repurchases of common and preference stocks.........................          --      (1,680.7)
  Proceeds from issuing common stocks.................................       191.2         172.5
  Cash dividends paid to stockholders.................................      (837.2)       (627.4)
                                                                         ---------     ---------
Net Cash Used in Financing Activities.................................      (405.9)     (1,794.4)
                                                                         ---------     ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents..........      (182.1)        202.7
                                                                         ---------     ---------
Net Cash Provided by (Used in) Continuing Operations..................     2,351.0      (1,862.1)
Net Cash Provided by Discontinued Operations..........................       103.2          66.1
                                                                         ---------     ---------
Net increase (decrease) in cash and cash equivalents..................     2,454.2      (1,796.0)
Cash and cash equivalents at beginning of the period..................     9,046.8       9,123.2
                                                                         ---------     ---------
Cash and cash equivalents at end of the period........................   $11,501.0     $ 7,327.2
                                                                         =========     =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOW WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Net cash provided by operating activities was $6,059.8 million for the six months ended June 30, 1996, compared to net cash provided by operating activities of $4,497.1 million in the 1995 period. The improvement compared to the first half of 1995 reflected lower pension contributions, because of the improved funding of General Motors' U.S. pension plans, and favorable changes in operating assets and liabilities on a comparative year-over-year basis.

     Net cash used in investing activities totaled $3,120.8 million for the first six months of 1996, compared to $4,767.5 million for the comparable 1995 period. The reduction in net cash used in investing activities during the 1996 period was primarily attributable to cash provided by operating lease liquidations, net of operating lease acquisitions, and receipt of the $500 million special inter-company payment from EDS, partially offset by increased capital expenditures. The increase in operating lease liquidations resulted from more vehicles being taken out of service and sold at auction than were placed into service. Expenditures for real estate, plants, and equipment and special tools totaled $4,174.3 million in the first six months of 1996 compared to $3,752.3 million in the first six months of 1995.

     Net cash used in financing activities amounted to $405.9 million for the first six months of 1996, compared to $1,794.4 million for the comparable 1995 period. During the 1996 period, the net increase in long-term debt and notes payable, proceeds from the sale of a minority interest in DIRECTV and proceeds from issuing common stocks for benefit plan purposes were more than offset by cash dividends paid to stockholders. The net cash used in financing activities in the six month period ended June 30, 1995 reflected cash used to repurchase preference stocks and pay dividends to stockholders.

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

     During the 1995 second quarter the Corporation purchased certain of its outstanding preference shares pursuant to an issuer tender offer. The repurchase had an unfavorable impact of $0.22 per share of $1 2/3 par value common stock, including tender offer expenses of $13.5 million after-tax, or $0.02 per share, that were charged against income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, or $0.20 per share, that was not charged against income but reduced earnings attributable to $1 2/3 par value common stock.

     On August 6, 1996, General Motors announced that its Board of Directors had approved a new generation Saturn vehicle to be assembled at a GM facility in Wilmington, Delaware. This new product program is the result of a need to expand the success of the Saturn brand. In 1992, General Motors announced its intent to close this facility and at that time established a plant closing reserve to reflect the planned closure. The portion of the plant closing reserve relating to the Wilmington facility will be reversed in the 1996 third quarter resulting in an increase in net income in that period of approximately $250 million. In connection with the production of the new generation Saturn vehicle to be assembled in Wilmington, GM-NAO will incur certain engineering and development expenses related to the Saturn product program. Separately, in connection with Delphi's lean manufacturing efforts and competitive market pressures, it is developing plans to close one facility, and reviewing proposals for the sale or partnering of four additional facilities. In addition, evaluations are underway with respect to appropriate plans for other Delphi facilities. The plans related to the Delphi facilities were not yet finalized at June 30, 1996; the associated costs are expected to be recognized in the future when firm plans are adopted and could occur as early as the third quarter of 1996.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOW FOR GMAC

     Cash provided by operating activities during the six months ended June 30, 1996 totaled $3.9 billion, a slight increase over the $3.7 billion provided during the comparable 1995 period.

     Cash used for investing activities during the first six months of 1996 totaled $3.6 billion, compared to $6.6 billion during the same period in 1995 with the period-to-period decline primarily resulting from lower year-to-date acquisitions of wholesale finance receivables.

     During the first six months of 1996, cash used for financing activities totaled $0.9 billion, reflecting $0.5 billion in dividends paid to General Motors and a slight reduction in net debt outstanding from year-end 1995. Cash provided by financing activities during the first six months of 1995 totaled $3.0 billion as net debt was increased to fund GMAC's earning asset growth during that period.

     Reference should be made to the GMAC condensed consolidated financial statements included in Note 11 to the General Motors consolidated financial statements.

PENSIONS AND POST RETIREMENT BENEFITS OTHER THAN PENSIONS

     At year-end 1995, GM's total worldwide net unfunded pension position decreased to $6.6 billion ($3.0 billion U.S. and $3.6 billion non-U.S.) from $12.6 billion at the end of 1994. In the first quarter of 1996, General Motors made cash contributions of $800 million to its U.S. pension plans.

     Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of pension plan obligations. General Motors' reported unfunded pension position would be affected by such a change in interest rates, as well as by contributions during the year, the actual return on pension investments and various other factors. A change in the unfunded pension position would also affect the minimum pension liability adjustment to stockholders' equity.

     A change in long-term interest rates similarly impacts the calculation of General Motors' postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. However, a change to the accumulated postretirement benefit obligation would not impact General Motors' stockholders' equity in 1996.

     Changes in General Motors' unfunded pension obligations under SFAS No. 87 and postretirement obligations under SFAS No. 106 resulting from changes in interest rates during 1996 would not have an impact on the earnings to be reported by General Motors for 1996. However, in accordance with applicable accounting standards, any change in these obligations would impact General Motors' 1997 and subsequent years' earnings as non-cash increases/decreases in pension and other postretirement benefit expense.

EMPLOYMENT AND PAYROLLS

                                                                                   1996    1995
                                                                                   ----    ----
Worldwide Employment at June 30 (In Thousands)
  GM-NAO/Delphi.................................................................   435     439
  GMIO..........................................................................   109     104
  GMAC..........................................................................    17      17
  Hughes........................................................................    84      83
  Other.........................................................................    11      12
                                                                                   ---     ---
  Employees associated with continuing operations...............................   656     655
  Discontinued operations (EDS).................................................    --      88
                                                                                   ---     ---
     Total......................................................................   656     743
                                                                                   ===     ===

     Worldwide payrolls excluding EDS totaled $7,431.7 million and $14,972.1 million for the three and six months ended June 30, 1996 compared with $7,591.8 million and $15,115.6 million for the three and six months ended June 30, 1995.

                                  * * * * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1996, or subsequent thereto, but before the filing of this report are summarized below:

ENVIRONMENTAL MATTERS

     On June 28, 1996, an EPA Administrative Law Judge (ALJ) made a determination that General Motors is liable for stormwater discharges from the closed Fiero assembly plant in Pontiac, Michigan which exceeded the 1988 permit limits for copper, lead, and zinc. The ALJ rejected General Motors' arguments that the permit (a) was void by Act of Congress, (b) had expired in 1990, and
(c) in any event, did not apply because the source of the metals is not industrial operations but rather from (1) ambient rainfall and (2) dissolving by acid rain of copper gutters, lead solder and flashing, and galvanized roof decking. Ruling that copper, lead, and zinc are pollutants for which dischargers are strictly responsible regardless of their source, the ALJ found General Motors liable for 92 permit exceedances. General Motors came into compliance in 1992 by coating the metal of the roof. The EPA is seeking the $125,000 maximum administrative penalty; the ALJ will now supervise negotiations between the EPA and General Motors regarding the amount of the penalty. General Motors is considering an appeal.

                                     * * *

OTHER MATTERS

     As previously reported, three suits challenging the split-off of EDS, Stephen A. Solomon v. General Motors Corporation, et al, TRV Holding Company v. General Motors Corporation, et al, and Melvin Ward, et al v. General Motors Corporation, et al, were consolidated. On May 23, 1996, plaintiffs withdrew their application for expedited proceedings and preliminary injunctive relief, and, on June 7, 1996, the split-off of EDS was consummated. Since then, plaintiffs have advised that they intend to move to file a third amended consolidated complaint. General Motors believes that the suits are without merit and intends to defend them vigorously.

                                     * * *

     As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973, regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The time period to appeal has not yet expired and accordingly the decision is not yet final. Hughes is unable to estimate the duration of any such possible appeals. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H Common Stock.

                                     * * *

     With regard to the previously reported class action lawsuits involving 1973 to 1987 General Motors full-size pickup trucks with outside the frame fuel tanks, an agreement for a nation-wide settlement of the class

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

actions pending in federal and state courts was preliminarily approved on July 3, 1996 by a state court in Louisiana.

     The settlement, which is not expected to have a material effect on the consolidated financial statements of General Motors, provides for owners of such trucks, as of July 3, 1996, to receive certificates for $1,000 toward the purchase of any new General Motors passenger car or light truck, except Saturns. The certificates can be used for the first 15 months at $1,000, or transferred one time whereupon the transferee would be able to use the certificate for $500 toward the purchase of an eligible vehicle ($250 if used with a General Motors rebate) until expiration of the 15 month period. After the first 15 months, original recipients of the certificates may use them for an additional 18 months at $500, or transfer them whereupon the transferee would be able to use the certificates for $250 towards the purchase of an eligible vehicle. For fleets and governmental entities, after the first 15 months, the certificates are reduced to $250 for an additional 35 months, but are not transferable, except to other departments or agencies of the same governmental entity.

     The settlement also provides $4.1 million to fund motor vehicle fire safety research. Research funds will be used to benefit motor vehicle safety generally and research will not be done on the pickup trucks. General Motors will pay plaintiffs' reasonable attorneys' fees and costs which will be determined by the Court within negotiated limits.

     A hearing to consider final approval of the settlement is scheduled for November 6, 1996. All other pending class actions involving the pickup trucks should be dismissed after final approval of the settlement. Certificates will not be issued for several months after approval of the settlement is final.

                                   * * * * *

     (b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 1996, or subsequent thereto, but before the filing of this report are summarized below.

     With respect to the previously reported November 30, 1995 consent signed by the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice ("DOJ") and General Motors to resolve allegations that General Motors violated the Clean Air Act and EPA emissions regulations with regard to 470,000 1991-1995 model Cadillacs having 4.9 liter engines, the U.S. District Court for the District of Columbia approved the decree on April 30, 1996.

                                   * * * * *

     With respect to the previously reported matter in which General Motors was notified by the DOJ and EPA that the EPA was seeking civil penalties for alleged violations of the Clean Air Act at General Motors' Powertrain Division Foundry in Danville, Illinois, General Motors, the DOJ and EPA have agreed to a settlement in which General Motors will pay a civil penalty of $180,000.

                                   * * * * *

     With respect to the previously reported matter in which a complaint was filed in the Superior Court of Connecticut by the Connecticut Commissioner of Environmental Protection on February 19, 1991, alleging that the plant in Bristol, Connecticut operated by General Motors' Delco Moraine NDH Division (now part of the Delphi Chassis Division) had violated Connecticut's hazardous waste regulations in connection with its inspection, recordkeeping, and remediation of a release of chromic acid at the plant site, a settlement was agreed to on May 31, 1996 pursuant to which General Motors had paid a civil penalty of $250,000, contributed $30,000 to a local environmental organization, and agreed to complete clean up of the chrome release.

                                   * * * * *

OTHER PENDING LEGAL PROCEEDINGS REPORTED IN PREVIOUS 1995 CURRENT REPORT AND QUARTERLY REPORT

     Reference is made to the Registrant's Current Report dated May 29, 1996 (Item 5) and Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                                   * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The annual meeting of stockholders of the Registrant was held on May 24, 1996.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       1996 GENERAL MOTORS ANNUAL MEETING

                              FINAL VOTING RESULTS
                         (ALL CLASSES OF COMMON STOCK)

                                                                                 VOTING RESULTS
                                                                            ------------------------
PROPOSAL                                                                      VOTES*       PERCENT**
- --------                                                                    -----------    ---------
Item No. 1
        Election of Directors
     The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.
        Anne L. Armstrong....................................   For         721,223,367       99.1%
                                                                Withheld      6,399,260        0.9
        John H. Bryan........................................   For         721,881,645       99.2
                                                                Withheld      5,740,983        0.8
        Thomas E. Everhart...................................   For         721,623,116       99.2
                                                                Withheld      5,999,512        0.8
        Charles T. Fisher, III...............................   For         721,639,583       99.2
                                                                Withheld      5,983,045        0.8
        J. Willard Marriott, Jr..............................   For         721,703,087       99.2
                                                                Withheld      5,919,541        0.8
        Ann D. McLaughlin....................................   For         721,189,346       99.1
                                                                Withheld      6,433,282        0.9
        Harry J. Pearce......................................   For         721,878,672       99.2
                                                                Withheld      5,743,955        0.8
        Eckhard Pfeiffer.....................................   For         721,718,604       99.2
                                                                Withheld      5,904,024        0.8
        Edmund T. Pratt, Jr..................................   For         721,057,237       99.1
                                                                Withheld      6,565,391        0.9
        John G. Smale........................................   For         721,635,083       99.2
                                                                Withheld      5,987,545        0.8
        John F. Smith, Jr....................................   For         721,760,650       99.2
                                                                Withheld      5,861,978        0.8
        Louis W. Sullivan....................................   For         721,022,661       99.1
                                                                Withheld      6,599,967        0.9
        Dennis Weatherstone..................................   For         721,755,412       99.2
                                                                Withheld      5,867,215        0.8
        Thomas H. Wyman......................................   For         721,469,242       99.1
                                                                Withheld      6,153,385        0.9
Item No. 2
        A proposal of the Board of Directors that the           For         722,248,807       99.3%
        stockholders
        ratify the selection of Deloitte & Touche LLP as        Against       2,793,451        0.4
        independent
        public accountants for the year 1996.                   Abstain       2,579,482        0.3

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                       1996 GENERAL MOTORS ANNUAL MEETING

                       FINAL VOTING RESULTS -- CONCLUDED
                         (ALL CLASSES OF COMMON STOCK)

                                                                                 VOTING RESULTS
                                                                            ------------------------
PROPOSAL                                                                      VOTES*       PERCENT**
- --------                                                                    -----------    ---------
Item No. 3
        A proposal by stockholders to provide for cumulative    For         124,661,412       19.2%
        voting
        in the election of directors.                           Against     448,374,097       69.2
                                                                Abstain      75,178,801       11.6
Item No. 4
        A stockholder proposal to discontinue the use of        For          32,071,644        4.9%
        stock options
        and rights after termination of existing agreements     Against     607,170,400       93.7
        with
        management and directors.                               Abstain       8,972,463        1.4
Item No. 5
        A stockholder proposal to establish a requirement       For          93,060,334       14.3%
        that an
        Independent Director serve as Chairman of the Board     Against     540,381,734       83.4
        of
        Directors.                                              Abstain      14,772,733        2.3
Item No. 6
        A proposal by stockholders that the Board of            For          22,350,924        3.5%
        Directors
        provide a comprehensive report describing General       Against     600,357,782       92.6
        Motors' involvement in the nuclear defense system.      Abstain      25,506,275        3.9

- -------------------------
 * Numbers represent the aggregate voting power of all votes cast, with holders of $1 2/3 par value common stock casting one vote per share, holders of Class E common stock casting one-eighth of a vote per share and holders of Class H common stock casting one-half of a vote per share.

** Percentages represent the aggregate voting power of all classes of GM common stock cast for each item.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     b) Action by written consent of General Motors Stockholders

                                SPLIT-OFF OF EDS
                             TABULATION OF CONSENTS

     A joint Solicitation Statement/Prospectus of General Motors and EDS, dated April 23, 1996 was distributed to all General Motors stockholders in order to obtain their written consent to the split-off of EDS and related transactions and to the 1996 Incentive Plan of EDS. General Motors stockholders gave their consent to both items. Action in respect of both proposals was taken by General Motors on June 7, 1996. General Motors continued to tabulate stockholder responses after the corporate action was taken. The responses of General Motors stockholders to the consent solicitation are tabulated below.

        PROPOSAL NO. 1 FOR THE SPLIT-OFF OF EDS AND RELATED TRANSACTIONS

               CLASS OF STOCK                     CONSENT       WITHHOLD      ABSTAIN        TOTAL
- ---------------------------------------------   -----------    ----------    ---------    -----------
Combined $1 2/3, Class E and Class H voting
together as a single class.
  As of June 7, 1996
     Votes...................................   548,048,453     6,041,941    3,126,223    557,216,617
     Percent of Outstanding..................          63.3%          0.7%         0.4%          64.4%
     Percent of Voting.......................          98.4%          1.1%         0.5%           100%
  Final Tabulation -- As of July 3, 1996
     Votes...................................   601,282,701     6,371,977    3,665,210    611,319,888
     Percent of Outstanding..................          69.5%          0.7%         0.4%          70.6%
     Percent of Voting.......................          98.4%          1.0%         0.6%           100%
$1 2/3 par value common stock, voting as a
  separate class
  As of June 7, 1996
     Votes...................................   477,398,580     5,490,300    2,883,759    485,772,639
     Percent of Outstanding..................          63.2%          0.7%         0.4%          64.3%
     Percent of Voting.......................          98.3%          1.1%         0.6%           100%
  Final Tabulation -- As of July 3, 1996
     Votes...................................   520,767,287     5,792,089    3,380,250    529,939,626
     Percent of Outstanding..................          68.8%          0.8%         0.5%          70.1%
     Percent of Voting.......................          98.3%          1.1%         0.6%           100%
Class E common stock, voting as a separate
  class
  As of June 7, 1996
     Votes...................................   349,518,456     2,414,582      936,959    352,869,997
     Percent of Outstanding..................          72.0%          0.5%         0.2%          72.7%
     Percent of Voting.......................          99.0%          0.7%         0.3%           100%
  Final Tabulation -- As of July 3, 1996
     Votes...................................   379,358,265     2,534,188    1,228,820    383,121,273
     Percent of Outstanding..................          78.1%          0.5%         0.3%          78.9%
     Percent of Voting.......................          99.0%          0.7%         0.3%           100%

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- CONCLUDED

         PROPOSAL NO. 2 FOR APPROVAL OF THE 1996 INCENTIVE PLAN OF EDS

               CLASS OF STOCK                     CONSENT       WITHHOLD      ABSTAIN        TOTAL
- ---------------------------------------------   -----------    ----------    ---------    -----------
Combined $1 2/3, Class E and Class H voting
together as a single class.
  As of June 7, 1996
     Votes...................................   531,366,271    20,961,222    4,889,122    557,216,615
     Percent of Outstanding..................          61.4%          2.4%         0.6%          64.4%
     Percent of Voting.......................          95.3%          3.8%         0.9%           100%
  Final Tabulation -- As of July 3, 1996
     Votes...................................   582,878,870    22,883,417    5,557,602    611,319,889
     Percent of Outstanding..................          67.3%          2.7%         0.6%          70.6%
     Percent of Voting.......................          95.3%          3.8%         0.9%           100%
$1 2/3 par value common stock, voting as a
  separate class
  As of June 7, 1996
     Votes...................................   463,456,608    17,846,896    4,469,135    485,772,639
     Percent of Outstanding..................          61.3%          2.4%         0.6%          64.3%
     Percent of Voting.......................          95.4%          3.7%         0.9%           100%
  Final Tabulation -- As of July 3, 1996
     Votes...................................   505,379,659    19,479,636    5,080,331    529,939,626
     Percent of Outstanding..................          66.9%          2.6%         0.6%          70.1%
     Percent of Voting.......................          95.4%          3.7%         0.9%           100%
Class E common stock, voting as a separate
  class
  As of June 7, 1996
     Votes...................................   341,417,439     9,831,634    1,620,923    352,869,996
     Percent of Outstanding..................          70.3%          2.0%         0.4%          72.7%
     Percent of Voting.......................          96.8%          2.8%         0.4%           100%
  Final Tabulation -- As of July 3, 1996
     Votes...................................   370,508,624    10,621,366    1,991,288    383,121,278
     Percent of Outstanding..................          76.3%          2.2%         0.4%          78.9%
     Percent of Voting.......................          96.7%          2.8%         0.5%           100%

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits (Including Those Incorporated by Reference).

EXHIBIT NUMBER                                EXHIBIT NAME                                PAGE NO.
- --------------    ---------------------------------------------------------------------   --------
 4(e)             Form of Indenture relating to the $377,377,000 7.75% Debentures Due
                    March 15, 2036 dated as of December 7, 1995 between General Motors
                    Corporation and Citibank, N.A., Trustee, filed as Exhibit 4(a) to
                    Amendment No. 1 to Form S-3 Registration Statement No. 33-64229....      N/A
11                Computation of Earnings Per Share Attributable to Common Stocks for
                    the Three and Six Month Periods Ended June 30, 1996 and 1995.......       39
12                Computation of Ratios of Earnings to Fixed Charges for the Six Month
                    Periods Ended June 30, 1996 and 1995...............................       43
99                Hughes Electronics Corporation and Subsidiaries Consolidated
                    Financial Statements and Management's Discussion and Analysis......       44
27                Financial Data Schedule (for SEC information only)

     (b) Reports on Form 8-K.

     Three reports on Form 8-K, dated April 19, 1996, May 29, 1996, and June 7, 1996, were filed during the quarter ended June 30, 1996 reporting matters under
Item 5, Other Events, and reporting amendments to the Certificate of Incorporation and By-Laws under Item 7, Exhibits.

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

                                                GENERAL MOTORS CORPORATION
                                          --------------------------------------
                                                       (Registrant)

                                          By          /s/ LEON J. KRAIN
                                          --------------------------------------
                                              (Leon J. Krain, Vice President
Date August 14, 1996                               and Group Executive)
- -----------------------

                                          By        /s/ WALLACE W. CREEK
                                          --------------------------------------
Date August 14, 1996                         (Wallace W. Creek, Comptroller)
- -----------------------