Form 10-Q
period 1996-09-30
GENERAL MOTORS CORP
filed 1996-11-14
CIK 40730

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
            1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

 ___  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
          1934 FOR THE TRANSITION PERIOD FROM                    TO

                          COMMISSION FILE NUMBER 1-143

                           GENERAL MOTORS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 STATE OF DELAWARE                            38-0572515
          (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)
     100 RENAISSANCE CENTER, DETROIT, MICHIGAN                48243-7301
   3044 WEST GRAND BOULEVARD, DETROIT, MICHIGAN               48202-3091
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (313)-556-5000

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X . NO ___ .

     AS OF SEPTEMBER 30, 1996, THERE WERE OUTSTANDING 756,035,101 SHARES OF THE ISSUER'S $1 2/3 PAR VALUE COMMON STOCK AND 98,998,839 SHARES OF CLASS H COMMON STOCK, $0.10 PAR VALUE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                                         PAGE NO.
                                                                                         --------
Part I -- Financial Information (Unaudited)
   Item 1.    Financial Statements
              Consolidated Statement of Income........................................       3
              Consolidated Balance Sheet..............................................       4
              Condensed Consolidated Statement of Cash Flows..........................       5
              Notes to Consolidated Financial Statements..............................       6
   Item 2.    Management's Discussion and Analysis....................................      13
Part II -- Other Information
   Item 1.    Legal Proceedings.......................................................      31
   Item 6.    Exhibits and Reports on Form 8-K........................................      32
Signatures    ........................................................................      33
Exhibit 11    Computation of Earnings Per Share Attributable to Common Stocks for the
              Three and Nine Month Periods Ended September 30, 1996 and 1995..........      34
Exhibit 12    Computation of Ratios of Earnings to Fixed Charges for the Nine Month
              Periods Ended September 30, 1996 and 1995...............................      38
Exhibit 99    Hughes Electronics Corporation and Subsidiaries Consolidated Financial
              Statements and Management's Discussion and Analysis.....................      39
Exhibit 27    Financial Data Schedule (for SEC information only)

                                     PART I

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                                        ----------------------    ------------------------
                                                                          1996         1995          1996          1995
                                                                        ---------    ---------    ----------    ----------
                                                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net Sales and Revenues
  Manufactured products...............................................  $34,589.5    $31,226.1    $109,415.6    $106,816.7
  Financial services..................................................    3,178.1      2,959.6       9,482.5       8,594.6
  Other income (Note 3)...............................................    1,340.9      1,130.6       4,222.7       3,509.6
                                                                        ---------    ---------    ----------    ----------
    Total Net Sales and Revenues......................................   39,108.5     35,316.3     123,120.8     118,920.9
                                                                        ---------    ---------    ----------    ----------
Costs and Expenses
  Cost of sales and other operating charges, exclusive of items listed
    below.............................................................   29,624.3     27,506.8      92,871.6      89,743.8
  Selling, general, and administrative expenses.......................    3,581.2      3,005.5      10,279.8       8,975.5
  Interest expense....................................................    1,422.5      1,381.8       4,257.7       4,218.4
  Depreciation of real estate, plants, and equipment..................    2,243.9      1,956.0       6,530.6       5,732.4
  Amortization of special tools.......................................      691.2        661.9       2,276.7       2,407.9
  Amortization of intangible assets...................................       42.1         15.3         109.2         123.6
  Plant closing reserve adjustment (Note 7)...........................     (408.9)          --        (408.9)           --
  Other deductions (Note 3)...........................................      383.0        369.5       1,248.7       1,226.1
                                                                        ---------    ---------    ----------    ----------
    Total Costs and Expenses..........................................   37,579.3     34,896.8     117,165.4     112,427.7
                                                                        ---------    ---------    ----------    ----------
Income from Continuing Operations before Income Taxes.................    1,529.2        419.5       5,955.4       6,493.2
  Income taxes........................................................      258.4         22.8       1,788.4       2,057.2
                                                                        ---------    ---------    ----------    ----------
Income from Continuing Operations before Cumulative Effect of
  Accounting Change...................................................    1,270.8        396.7       4,167.0       4,436.0
Income from discontinued operations (Note 2)..........................         --        245.7          10.0         630.5
Cumulative effect of accounting change (Note 4).......................         --           --            --         (51.8)
                                                                        ---------    ---------    ----------    ----------
    Net Income........................................................    1,270.8        642.4       4,177.0       5,014.7
Preference shares tender offer premium (Note 9).......................         --           --            --         153.4
Dividends on preference stocks........................................       20.2         41.4          60.7         159.5
                                                                        ---------    ---------    ----------    ----------
    Income on Common Stocks...........................................  $ 1,250.6    $   601.0    $  4,116.3    $  4,701.8
                                                                        =========    =========    ==========    ==========
Earnings Attributable to Common Stocks (Note 10)
  $1 2/3 par value from continuing operations before cumulative effect
    of accounting change..............................................  $ 1,188.3    $   293.9    $  3,892.8    $  3,929.6
  Income (Loss) from discontinued operations (Note 2).................         --         22.8          (5.4)         79.4
  Cumulative effect of accounting change (Note 4).....................         --           --            --         (51.8)
                                                                        ---------    ---------    ----------    ----------
  Net earnings attributable to $1 2/3 par value.......................  $ 1,188.3    $   316.7    $  3,887.4    $  3,957.2
                                                                        =========    =========    ==========    ==========
  Income from discontinued operations attributable to Class E (Note
    2)................................................................  $      --    $   222.9    $     15.4    $    551.1
                                                                        =========    =========    ==========    ==========
  Net earnings attributable to Class H................................  $    62.3    $    61.4    $    213.5    $    193.5
                                                                        =========    =========    ==========    ==========
Average number of shares of common stocks outstanding (in millions)
  $1 2/3 par value....................................................      756.0        748.2         755.7         749.0
  Class E (Note 2)....................................................         --        438.8         470.1         393.0
  Class H.............................................................       98.8         95.9          98.2          95.2
Earnings Per Share Attributable to Common Stocks (Note 10)
  $1 2/3 par value from continuing operations before cumulative effect
    of accounting change..............................................      $1.57        $0.39         $5.15         $5.21
  Income (Loss) from discontinued operations (Note 2).................         --         0.03         (0.01)         0.11
  Cumulative effect of accounting change (Note 4).....................         --           --            --         (0.07)
                                                                        ---------    ---------    ----------    ----------
  Net earnings attributable to $1 2/3 par value.......................      $1.57        $0.42         $5.14         $5.25
                                                                        =========    =========    ==========    ==========
  Income from discontinued operations attributable to Class E (Note
    2)................................................................      $  --        $0.51         $0.04         $1.40
                                                                        =========    =========    ==========    ==========
  Net earnings attributable to Class H................................      $0.63        $0.64         $2.18         $2.03
                                                                        =========    =========    ==========    ==========
  Cash Dividends Per Share of Common Stocks (Note 10)
  $1 2/3 par value....................................................      $0.40        $0.30         $1.20         $0.80
  Class E.............................................................      $  --        $0.13         $0.30         $0.39
  Class H.............................................................      $0.24        $0.23         $0.72         $0.69

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  1996          DECEMBER 31,         1995
                                                               (UNAUDITED)          1995          (UNAUDITED)
                                                              -------------     ------------     -------------
                                                               (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                           ASSETS
Cash and cash equivalents...................................   $  13,398.2       $ 10,495.4       $   8,417.5
Other marketable securities.................................       6,421.4          5,522.2           4,808.8
                                                                ----------       ----------        ----------
      Total cash and marketable securities..................      19,819.6         16,017.6          13,226.3
Finance receivables -- net..................................      56,494.7         59,806.5          55,915.1
Accounts and notes receivable -- net........................       7,379.2          6,979.5           8,535.1
Inventories -- net (Note 5).................................      12,128.8         11,348.3          11,754.9
Net assets of discontinued operations (Note 2)..............            --          5,054.9           4,847.4
Contracts in process -- net.................................       2,478.6          2,469.2           2,670.5
Net equipment on operating leases...........................      30,308.4         27,702.3          27,135.1
Deferred income taxes.......................................      20,848.0         19,720.0          17,560.5
Property
  Real estate, plants, and equipment -- at cost.............      69,126.9         67,414.8          67,360.7
  Less accumulated depreciation.............................     (41,508.2)       (41,017.5)        (41,687.3)
                                                                ----------       ----------        ----------
    Net real estate, plants, and equipment..................      27,618.7         26,397.3          25,673.4
  Special tools -- net......................................       8,555.6          8,170.7           7,847.4
                                                                ----------       ----------        ----------
      Total property........................................      36,174.3         34,568.0          33,520.8
Intangible assets -- net....................................      10,251.4         10,273.2          10,761.6
Other assets -- net.........................................      20,005.9         19,723.2          20,431.1
                                                                ----------       ----------        ----------
      Total Assets..........................................   $ 215,888.9       $213,662.7       $ 206,358.4
                                                                ==========       ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable............................................   $  13,206.1       $ 12,685.3       $  12,314.8
Notes and loans payable.....................................      81,327.9         81,221.7          75,755.1
Income taxes -- deferred and payable........................       3,521.5          3,107.7           2,326.5
Postretirement benefits other than pensions (Note 6)........      42,775.6         41,595.1          41,227.7
Pensions....................................................       6,689.9          6,691.3           5,283.2
Other liabilities and deferred credits......................      46,567.9         45,016.1          46,644.5
                                                                ----------       ----------        ----------
      Total Liabilities.....................................     194,088.9        190,317.2         183,551.8
                                                                ----------       ----------        ----------
Stockholders' Equity
  Preference stocks
    Series B 9 1/8% Depositary Shares, $0.5, $0.5, and $0.5;
    Series C Depositary Shares, $--, $0.3, and $0.3;
    Series D 7.92% Depositary Shares, $0.1, $0.1, and $0.1;
    and Series G 9.12% Depositary Shares, $0.3, $0.3, and
      $0.3 in September 1996, and in December and September
      1995 (Note 9).........................................           0.9              1.2               1.2
  Common stocks
    $1 2/3 par value (issued, 756,622,676; 753,008,273; and
      749,945,166 shares)...................................       1,261.0          1,255.0           1,249.9
    Class E (issued, --; 442,812,166; and 442,811,864
      shares)...............................................            --             44.3              44.3
    Class H (issued, 99,197,196; 97,152,014; and 96,308,464
      shares)...............................................           9.9              9.7               9.6
  Capital surplus (principally additional paid-in
    capital)................................................      19,133.3         18,870.9          18,702.4
  Net income retained for use in the business...............       5,697.4          7,185.4           5,674.8
                                                                ----------       ----------        ----------
      Subtotal..............................................      26,102.5         27,366.5          25,682.2
Minimum pension liability adjustment........................      (4,742.4)        (4,736.3)         (3,548.4)
Accumulated foreign currency translation adjustments........          51.1            222.5             230.2
Net unrealized gains on investments in certain debt and
  equity securities.........................................         388.8            492.8             442.6
                                                                ----------       ----------        ----------
      Total Stockholders' Equity............................      21,800.0         23,345.5          22,806.6
                                                                ----------       ----------        ----------
      Total Liabilities and Stockholders' Equity............   $ 215,888.9       $213,662.7       $ 206,358.4
                                                                ==========       ==========        ==========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER
                                                                                30,
                                                                    ----------------------------
                                                                        1996            1995
                                                                    ------------    ------------
                                                                       (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities........................   $   14,827.6    $    9,447.7
                                                                     -----------     -----------
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired..................         (125.6)         (154.9)
  Expenditures for real estate, plants, and equipment............       (4,058.0)       (3,442.8)
  Expenditures for special tools.................................       (2,681.3)       (2,595.4)
  Proceeds from disposals of real estate, plants, and
     equipment...................................................          308.3           467.8
  Special Inter-Company Payment from EDS (Note 2)................          500.0              --
  Expenditures related to the sale of NCRS' net assets...........             --          (197.0)
  Change in other investing assets
  Investments in other marketable securities -- acquisitions.....      (16,932.6)      (13,508.4)
  Investments in other marketable securities -- liquidations.....       16,081.1        13,571.3
  Finance receivables -- acquisitions............................     (118,786.6)     (121,008.7)
  Finance receivables -- liquidations............................       92,875.2       103,713.2
  Finance receivables -- other...................................          113.0            33.4
  Proceeds from sales of finance receivables.....................       28,675.2        18,160.8
  Operating leases -- acquisitions...............................      (17,743.4)      (11,534.1)
  Operating leases -- liquidations...............................       10,986.1         4,320.9
  Other..........................................................         (504.9)          256.4
                                                                     -----------     -----------
Net Cash Used in Investing Activities............................      (11,293.5)      (11,917.5)
                                                                     -----------     -----------
Cash Flows from Financing Activities
  Net (decrease) increase in short-term loans payable............       (2,941.9)        1,098.3
  Increase in long-term debt.....................................       13,537.6         8,252.8
  Decrease in long-term debt.....................................      (10,324.2)       (6,708.2)
  Proceeds from sale of minority interest in DIRECTV(R)..........          137.5              --
  Repurchases of common and preference stocks....................           (0.2)       (1,680.7)
  Proceeds from issuing common stocks............................          210.5           289.8
  Cash dividends paid to stockholders............................       (1,183.5)         (972.3)
                                                                     -----------     -----------
Net Cash (Used in) Provided by Financing Activities..............         (564.2)          279.7
                                                                     -----------     -----------
Effect of exchange rate changes on cash and cash equivalents.....         (170.3)          145.9
                                                                     -----------     -----------
Net Cash Provided by (Used in) Continuing Operations.............        2,799.6        (2,044.2)
Net Cash Provided by Discontinued Operations.....................          103.2           130.9
                                                                     -----------     -----------
Net increase (decrease) in cash and cash equivalents.............        2,902.8        (1,913.3)
Cash and cash equivalents at beginning of the period.............       10,495.4        10,330.8
                                                                     -----------     -----------
Cash and cash equivalents at end of the period...................   $   13,398.2    $    8,417.5
                                                                     ===========     ===========

Reference should be made to the Notes to Consolidated Financial Statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items, except as discussed in Note 4), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in General Motors' 1995 Annual Report on Form 10-K, as amended, the unaudited financial information in General Motors' Quarterly Reports dated March 31, 1996 and June 30, 1996, including unaudited financial information relating to Hughes filed as Exhibit 99(b) and Exhibit 99, to the respective Quarterly Report, and Current Reports on Form 8-K filed subsequent to the filing date for the General Motors 1995 Annual Report on Form 10-K.

     Certain amounts for prior periods have been reclassified to conform with the current period classifications.

NOTE 2. EDS SPLIT-OFF

     On June 7, 1996 General Motors split-off Electronic Data Systems Corporation (EDS) to General Motors Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of General Motors Class E common stock was exchanged for one share of EDS common stock. In addition, General Motors and EDS entered into a new 10-year agreement, under which EDS will continue to be General Motors' principal provider of information-technology services, and EDS made a special inter-company payment of $500 million to General Motors.

     The financial data related to EDS prior to the June 7, 1996 split-off from General Motors is classified as discontinued operations. The financial results of EDS, including assets and liabilities, subsequent to the split-off are not included in General Motors consolidated financial statements.

     EDS systems and other contracts revenues from outside customers included in income from discontinued operations totaled $4,349.0 million for the nine month period ended September 30, 1996 and $2,107.8 million and $5,953.7 million for the three and nine month periods ended September 30, 1995. Income from discontinued operations of $10.0 million for the nine month period ended September 30, 1996 is reported net of income tax expense of $14.1 million. Income from discontinued operations of $245.7 million and $630.5 million for the three and nine month periods ended September 30, 1995 is reported net of income taxes of $138.3 million and $376.6 million, respectively.

     Prior to the split-off, General Motors approved certain EDS actions to maintain and improve operating efficiencies and accelerate its move to "user-centered" computing. As a result, income from discontinued operations for the nine month period ended September 30, 1996 includes a one-time charge of $328 million after taxes related to these actions. These actions were not contingent upon the approval or consummation of the split-off.

     Income from discontinued operations for the nine month period ended September 30, 1996 also includes split-off expenses attributable to $1 2/3 par value common stock of $15 million after taxes or $0.02 per share of $1 2/3 par value common stock. Income from discontinued operations for the nine month period ended September 30, 1995 includes $38.9 million of expense, $0.05 per share of $1 2/3 par value common stock, associated with purchase accounting adjustments made at the time of General Motors' purchase of EDS.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 2. EDS SPLIT-OFF -- CONCLUDED
     The net assets of EDS were as follows:

                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                           1995            1995
                                                                       ------------    -------------
                                                                           (DOLLARS IN MILLIONS)
NET ASSETS OF DISCONTINUED OPERATIONS
Current Assets......................................................    $  4,381.5       $ 4,083.1
Property and Equipment -- Net.......................................       3,318.8         3,154.4
Operating and Other Assets..........................................       3,208.5         3,104.8
Current Liabilities.................................................      (3,261.4)       (2,980.0)
Deferred Income Taxes...............................................        (739.7)         (637.5)
Notes Payable.......................................................      (1,852.8)       (1,877.4)
                                                                         ---------       ---------
     NET ASSETS OF DISCONTINUED OPERATIONS..........................    $  5,054.9       $ 4,847.4
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

NOTE 3. OTHER INCOME AND OTHER DEDUCTIONS

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Other Income
  Nonfinancing interest...............................   $  436.2    $  387.1    $1,215.3    $1,263.1
  Insurance premiums..................................      222.9       217.1       698.2       655.7
  Gain on sale of interest in DIRECTV.................         --          --       120.3          --
  Claims, commissions, and grants.....................      215.1       163.9       427.8       410.5
  Equity in earnings of associates -- net.............       43.3        80.9       120.4       142.5
  Gain on the sale of finance receivables.............       16.4          --        35.2        38.2
  Other...............................................      407.0       281.6     1,605.5       999.6
                                                         --------    --------    --------    --------
       Total Other Income.............................   $1,340.9    $1,130.6    $4,222.7    $3,509.6
                                                         ========    ========    ========    ========
Other Deductions
  Provision for financing losses......................   $  143.6    $  118.9    $  433.4    $  307.2
  Insurance losses and loss adjustment expenses.......      140.0        82.8       473.8       401.6
  Loss on Sale of NCRS' net assets*...................         --          --          --       147.8
  Other...............................................       99.4       167.8       341.5       369.5
                                                         --------    --------    --------    --------
       Total Other Deductions.........................   $  383.0    $  369.5    $1,248.7    $1,226.1
                                                         ========    ========    ========    ========

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 4. NEW ACCOUNTING STANDARD AND ACCOUNTING CHANGE

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. General Motors will adopt this accounting standard on January 1, 1997, as required. The adoption of SFAS No. 125 is not expected to have a material impact on General Motors' consolidated financial statements.

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

NOTE 5. INVENTORIES

     Major classes of inventories were as follows:

                                                               SEPT. 30,    DEC. 31,     SEPT. 30,
                                                                 1996         1995         1995
                                                               ---------    ---------    ---------
                                                                      (DOLLARS IN MILLIONS)
Productive material, work in process, and supplies -- net...   $ 7,074.6    $ 6,570.4    $ 6,924.9
Finished product, service parts, etc. -- net................     5,054.2      4,777.9      4,830.0
                                                               ---------    ---------    ---------
       Total inventories -- net.............................   $12,128.8    $11,348.3    $11,754.9
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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 7. PLANT CLOSINGS AND RESTRUCTURING RESERVES -- CONCLUDED
     The following table summarizes the activity in the GM-NAO plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1994 to September 30, 1996:

Balance at January 1, 1994 (Dollars in Millions)..................................... $4,151.7
  1994 charges against reserves......................................................   (722.6)
  Discount of people related liabilities.............................................   (401.9)
  Additions to the reserve by Hughes.................................................     35.0
  Reclassification from environmental clean-up liability.............................     41.4
                                                                                     --------
Balance at December 31, 1994.........................................................  3,103.6
  1995 charges against reserves......................................................   (706.7)
  Adjustments to discount for effects of accretion and change in interest rates......    215.4
                                                                                     --------
Balance at December 31, 1995.........................................................  2,612.3
  1996 charges against reserves through September 30.................................   (310.9)
  Adjustment to discount for effect of accretion.....................................     72.6
  Plant closing reserve adjustment...................................................   (408.9)
                                                                                     --------
Balance at September 30, 1996........................................................ $1,965.1
                                                                                     ========

     During the 1996 third quarter, the Corporation recorded a nonrecurring favorable plant closing reserve adjustment of $408.9 million pre-tax, which was $253.4 million after-tax, or $0.34 per share of $1 2/3 par value common stock, reflecting a reduction to the GM-NAO plant closing reserve. The reduction was required based on the decision to utilize GM's Wilmington, Delaware facility for the assembly of a new generation Saturn vehicle.

     General Motors and Hughes periodically evaluate the reserve balances and estimated future expenditures to assess the assumptions used and the period over which such costs are expected to be incurred.

NOTE 8. CONTINGENT MATTERS

     The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at September 30, 1996. In the opinion of management, such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

     As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973, regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October of 1996. The U.S. Government has the option of petitioning the U.S. Supreme Court for

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 8. CONTINGENT MATTERS -- CONCLUDED
certiorari prior to January 15, 1997. Hughes is unable to estimate the duration of any such possible appeal. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

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

     The Available Separate Consolidated Net Income of Hughes represents the quarterly separate consolidated net income of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class H common stock outstanding during the period (98.8 million during the third quarter of 1996) and the denominator of which was 399.9 million during the third quarter of 1996. The comparable numerator for the third quarter of 1995 was 95.9 million and the comparable denominator was 399.9 million.

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                  (UNAUDITED)

NOTE 10. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS -- CONCLUDED
     Dividends may be paid on common stocks only when, as, and if declared by the Board of Directors in its sole discretion. The Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the Board with respect to the Class H common stock is to pay quarterly cash dividends at an annual rate approximately equal to 35% of the Available Separate Consolidated Net Income of Hughes for the prior year.

     The Available Separate Consolidated Net Income of EDS during the period that EDS was an indirect wholly-owned subsidiary of the Corporation was determined quarterly and was equal to the quarterly separate consolidated net income of EDS, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS, multiplied by a fraction, the numerator of which represented the weighted average number of shares of Class E common stock outstanding during the period (438.8 million for the third quarter of 1995) and the denominator of which was 483.7 million for the third quarter of 1995. The denominator of the fraction was adjusted from time-to-time as deemed appropriate by the Board of Directors to reflect subdivisions or combinations of the Class E common stock and to reflect certain transfers of capital to or from EDS.

     Dividends on the Class E common stock were declared only out of the Available Separate Consolidated Net Income of EDS earned during such time that EDS was an indirect wholly-owned subsidiary of the Corporation.

NOTE 11. GMAC AND SUBSIDIARIES

     Summary financial data of General Motors Acceptance Corporation (GMAC) and its subsidiaries were as follows:

                CONDENSED GMAC CONSOLIDATED STATEMENT OF INCOME

                                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                     ----------------------    ----------------------
                                                       1996         1995         1996         1995
                                                     ---------    ---------    ---------    ---------
                                                                  (DOLLARS IN MILLIONS)
Financing Revenue
  Retail and lease financing......................   $   945.8    $   857.6    $ 2,859.0    $ 2,380.3
  Operating leases................................     1,856.4      1,618.9      5,379.3      4,591.2
  Wholesale and term loans........................       361.6        483.1      1,229.0      1,623.1
                                                     ---------    ---------    ---------    ---------
     Total financing revenue......................     3,163.8      2,959.6      9,467.3      8,594.6
Interest and discount.............................    (1,220.3)    (1,222.9)    (3,684.6)    (3,718.0)
Depreciation on operating leases..................    (1,163.6)    (1,135.6)    (3,437.2)    (3,176.6)
                                                     ---------    ---------    ---------    ---------
     Net financing revenue........................       779.9        601.1      2,345.5      1,700.0
Insurance premiums earned.........................       279.6        269.9        865.0        814.7
Other income......................................       557.3        490.3      1,545.2      1,551.7
                                                     ---------    ---------    ---------    ---------
     Net financing revenue and other..............     1,616.8      1,361.3      4,755.7      4,066.4
Expenses..........................................     1,077.2        950.4      3,147.7      2,770.1
                                                     ---------    ---------    ---------    ---------
  Income before income taxes......................       539.6        410.9      1,608.0      1,296.3
Income taxes......................................       232.3        157.2        641.6        528.5
                                                     ---------    ---------    ---------    ---------
     Net Income...................................   $   307.3    $   253.7    $   966.4    $   767.8
                                                     =========    =========    =========    =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED
                                  (UNAUDITED)

NOTE 11. GMAC AND SUBSIDIARIES -- CONCLUDED

                   CONDENSED GMAC CONSOLIDATED BALANCE SHEET

                                                           SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                               1996             1995            1995
                                                           -------------    ------------    -------------
                                                                       (DOLLARS IN MILLIONS)
Cash and cash equivalents................................    $   921.7       $  1,448.6       $   758.7
Investments in securities................................      4,353.7          4,328.2         4,282.2
Finance receivables -- net...............................     57,089.0         60,404.9        56,436.1
Net investment in operating leases.......................     25,114.1         22,134.9        21,502.7
Notes receivable from General Motors.....................        136.9               --         1,600.0
Other assets.............................................      8,421.2          7,330.9         6,891.2
                                                             ---------        ---------       ---------
    Total Assets.........................................    $96,036.6       $ 95,647.5       $91,470.9
                                                             =========        =========       =========
Short-term debt..........................................    $41,861.7       $ 43,871.8       $37,563.3
Accounts payable and other liabilities...................     12,800.8         12,455.8        13,748.0
Long-term debt...........................................     33,097.1         31,050.6        31,856.0
Stockholder's equity.....................................      8,277.0          8,269.3         8,303.6
                                                             ---------        ---------       ---------
    Total Liabilities and Stockholder's Equity...........    $96,036.6       $ 95,647.5       $91,470.9
                                                             =========        =========       =========

              CONDENSED GMAC CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        --------------------------
                                                                           1996           1995
                                                                        -----------    -----------
                                                                          (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities............................   $   4,688.3    $   5,651.8
                                                                        -----------    -----------
Cash Flows from Investing Activities
Finance receivables -- acquisitions..................................    (118,786.6)    (121,008.7)
Finance receivables -- liquidations..................................      92,875.2      102,189.6
Notes receivable from General Motors.................................        (136.9)        (519.5)
Operating leases -- acquisitions.....................................     (14,396.2)     (10,535.5)
Operating leases -- liquidations.....................................       7,842.4        3,943.9
Investments in securities -- acquisitions............................      (8,992.7)      (9,554.8)
Investments in securities -- liquidations............................       8,974.8        9,127.7
Proceeds from sales of receivables -- wholesale......................      26,638.0       14,782.7
Proceeds from sales of receivables -- retail.........................       2,037.2        3,378.1
Due and deferred from receivable sales...............................         152.3           60.2
Other................................................................        (713.3)         329.0
                                                                        -----------    -----------
    Net Cash Used in Investing Activities............................      (4,505.8)      (7,807.3)
                                                                        -----------    -----------
Cash Flows from Financing Activities
Debt with original maturities 90 days and over
  -- proceeds........................................................      40,146.5       35,755.2
  -- liquidations....................................................     (37,865.7)     (36,366.6)
Debt with original maturities less than 90 days -- net change........      (2,093.2)       2,808.4
Cash dividends paid to General Motors................................        (900.0)        (625.0)
                                                                        -----------    -----------
    Net Cash (Used in) Provided by Financing Activities..............        (712.4)       1,572.0
                                                                        -----------    -----------
Effect of exchange rate changes on cash and cash equivalents.........           3.0            2.7
                                                                        -----------    -----------
Net decrease in cash and cash equivalents............................        (526.9)        (580.8)
Cash and cash equivalents at beginning of the period.................       1,448.6        1,339.5
                                                                        -----------    -----------
Cash and cash equivalents at end of the period.......................   $     921.7    $     758.7
                                                                        ===========    ===========

Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

                                     * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following management's discussion and analysis should be read in conjunction with the management's discussion and analysis included in the Corporation's 1995 Annual Report to the SEC on Form 10-K, as amended, (the 1995 Form 10-K) and management's discussion and analysis relating to Electronic Data Systems Corporation (EDS) and Hughes Electronics Corporation (Hughes) included in Exhibits 99(a) and 99(b), respectively, to the 1995 Form 10-K, management's discussion and analysis relating to Hughes included in Exhibit 99(b) and Exhibit 99 to the Quarterly Reports on Form 10-Q dated March 31, 1996 and June 30, 1996, respectively, and Current Reports on Form 8-K filed subsequent to the filing date for the 1995 Form 10-K. The competitive position and environmental matters discussions included in Part I, Item 1 of the 1995 Form 10-K are specifically incorporated by reference herein.

GM-NAO/DELPHI FINANCIAL HIGHLIGHTS

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                          -----------------------     -----------------------
                                                            1996          1995          1996          1995
                                                          ---------     ---------     ---------     ---------
                                                                         (DOLLARS IN MILLIONS)
Net Sales..............................................   $24,100.6     $22,321.7     $76,614.8     $77,032.8
                                                          ---------     ---------     ---------     ---------
Pre-tax Income (Loss)..................................       429.9        (184.5)      1,623.8       2,690.8
Income Tax Benefit (Expense)...........................        69.4          91.7        (323.3)       (881.2)
Earnings of Nonconsolidated Affiliates.................        15.9            --          69.3          35.9
Cumulative Effect of Accounting Change (1).............          --            --            --         (51.8)
                                                          ---------     ---------     ---------     ---------
  Net Income (Loss)....................................   $   515.2     $   (92.8)    $ 1,369.8     $ 1,793.7
                                                          =========     =========     =========     =========
  Net Profit (Loss) Margin (2).........................         2.1%         (0.4)%         1.8%          2.3%

-------------------------
(1) In November 1995, the provisions of Issue No. 95-1 of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board were retroactively adopted to January 1, 1995, which had an unfavorable impact of $51.8 million.

(2) Net profit (loss) margin represents net income (loss) as a percent of net sales.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GM-NAO

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------
                                                               1996                              1995
                                                  ------------------------------    ------------------------------
                                                                       GM AS A %                         GM AS A %
                                                                          OF                                OF
                                                  INDUSTRY     GM      INDUSTRY     INDUSTRY     GM      INDUSTRY
                                                  --------    -----    ---------    --------    -----    ---------
                                                                        (UNITS IN THOUSANDS)
United States
  Cars.........................................     2,179       698       32.1%       2,243       775       34.6%
  Trucks.......................................     1,707       484       28.3%       1,593       460       28.9%
                                                    -----     -----                   -----     -----
    Total United States........................     3,886     1,182       30.4%       3,836     1,235       32.2%
Other North America............................       361       111       30.7%         333       107       32.1%
                                                    -----     -----                   -----     -----
    Total North America........................     4,247     1,293       30.4%       4,169     1,342       32.2%
                                                    =====     =====                   =====     =====
Wholesale Sales -- GM-NAO
  Cars.........................................                 721                               682
  Trucks.......................................                 532                               486
                                                              -----                             -----
    Total......................................               1,253                             1,168
                                                              =====                             =====

                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------------------------------
                                                               1996                              1995
                                                  ------------------------------    ------------------------------
                                                                       GM AS A %                         GM AS A %
                                                                          OF                                OF
                                                  INDUSTRY     GM      INDUSTRY     INDUSTRY     GM      INDUSTRY
                                                  --------    -----    ---------    --------    -----    ---------
                                                                        (UNITS IN THOUSANDS)
United States
  Cars.........................................     6,654     2,201       33.1%       6,635     2,235       33.7%
  Trucks.......................................     5,213     1,507       28.9%       4,886     1,456       29.8%
                                                   ------     -----                  ------     -----
    Total United States........................    11,867     3,708       31.3%      11,521     3,691       32.0%
Other North America............................     1,111       346       31.1%       1,073       337       31.4%
                                                   ------     -----                  ------     -----
    Total North America........................    12,978     4,054       31.2%      12,594     4,028       32.0%
                                                   ======     =====                  ======     =====
Wholesale Sales -- GM-NAO
  Cars.........................................               2,266                             2,542
  Trucks.......................................               1,679                             1,656
                                                              -----                             -----
    Total......................................               3,945                             4,198
                                                              =====                             =====

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO/DELPHI FINANCIAL REVIEW

     GM-NAO/Delphi, which represents the combined results of GM-NAO and Delphi Automotive Systems, reported net income of $515.2 million for the three months ended September 30, 1996 (1996 third quarter), an improvement of $608.0 million, compared to a net loss of $92.8 million in the same prior year period. GM-NAO/Delphi's net profit margin -- net income as a percent of net sales -- was 2.1% in the 1996 third quarter, compared with a net loss of margin of 0.4% in the third quarter of 1995. Excluding the $253.4 million favorable impact of the previously announced reduction to the GM-NAO plant closing reserve related to the Wilmington, Delaware assembly plant, GM-NAO/Delphi's net income for the third quarter of 1996 was $261.8 million and the net profit margin was 1.1%. The year-over-year net income improvement, excluding the plant closing reserve adjustment, was primarily attributable to higher net sales, continued cost reduction efforts, and a favorable tax rate versus the prior year.

     Net income for the nine months ended September 30, 1996 totaled $1,369.8 million, compared to $1,793.7 million for the same 1995 period. The 1996 nine month results included the unfavorable effects of a 17-day strike at two component plants in Dayton, Ohio that temporarily shutdown 26 of General Motors' 29 assembly plants in North America and certain automotive component plants, partially offset by the favorable impact of the plant closing reserve adjustment. Net income reported for the first nine months of 1995 was restated to reflect the impact of General Motors' adoption, retroactive to January 1, 1995, of EITF Issue No. 95-1, which reduced previously reported net income by $51.8 million.

     Net sales for the 1996 third quarter increased $1,778.9 million, or 8.0%, and totaled $24,100.6 million, compared to $22,321.7 million in the same 1995 period. The net sales increase resulted from a 85,000 unit increase in wholesale sales volume, a favorable product mix and an increase in Delphi's component sales to non-GM-NAO customers, partially offset by higher vehicle sales incentives. Net sales for the nine months ended September 30, 1996 totaled $76,614.8 million, compared to $77,032.8 million in the first nine months of 1995. The year-over-year decline in net sales reflects decreased wholesale sales volume resulting from the first quarter strike and lower production necessary to balance U.S. dealer stock levels.

     General Motors vehicle deliveries in North America were 1,293,000 units in the 1996 third quarter, which resulted in a market share of 30.4%, compared with deliveries of 1,342,000 units and a 32.2% share in the third quarter of 1995. Vehicle deliveries for the first nine months of 1996 totaled 4,054,000 units, for a 31.2% share of the market, compared with deliveries of 4,028,000 units and a 32.0% market share in the same 1995 period.

     GM-NAO/Delphi reported pre-tax income of $429.9 million in the 1996 third quarter, compared to a pre-tax loss of $184.5 million in the comparable 1995 period. The year-over-year increase in pre-tax results reflected the effect of the $408.9 million pre-tax plant closing reserve adjustment, as well as the impact of increased volume, a favorable product mix, and continued cost reduction efforts. These favorable items were partially offset by higher vehicle sales incentives and increased overtime requirements to support higher production levels and new product introductions. The 1996 third quarter cost reductions reflect the continued focus on leveraging the power of General Motors' worldwide purchasing process and lower pension expense as a result of the improved funding of the U.S. pension plans.

     GM-NAO/Delphi's pre-tax income for the nine months ended September 30, 1996 totaled $1,623.8 million, compared to $2,690.8 million in the comparable 1995 period. The year-over-year decline resulted from lower wholesale sales volume, higher vehicle sales incentives and costs associated with new product introductions, partially offset by the favorable impact of the plant closing reserve adjustment and material cost reductions.

     GM-NAO/Delphi realized a tax benefit in the 1996 third quarter, reflecting the favorable resolution of items related to General Motors' consolidated tax returns for prior years, a favorable tax position in Mexico, and the reinstatement of research and experimentation credits for the last half of 1996.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO/DELPHI FINANCIAL REVIEW -- CONCLUDED
     During the fourth quarter, the Canadian Auto Workers (CAW) initiated escalating work stoppages that ultimately required General Motors to cease production at various facilities in Canada, the U.S. and Mexico. Additionally, during the fourth quarter, the United Auto Workers' (UAW) local unions at two facilities in the U.S. approved work stoppages that required General Motors to cease production at various facilities. In total, these fourth quarter work stoppages impacted 17 North American assembly plants, as well as numerous component operations. General Motors estimates that the work stoppages will have an unfavorable impact (after recovery plans) on its 1996 fourth quarter net income of approximately $655 million for GM-NAO/Delphi and $45 million for the Delco Electronics unit of Hughes. This total effect of $700 million will decrease earnings per share of $1 2/3 par value common stock by $0.91 per share and Class H common stock by $0.11 per share.

     During October 1996, labor negotiations with the CAW were concluded. While General Motors agreed to 2% annual wage increases for the next three years and certain limits on outsourcing, the right to sell the Oshawa Fabrication and Windsor Trim facilities was retained. The 1996 labor agreement provides flexibility to continue to cut costs and streamline operations.

     UAW labor negotiations were concluded in November 1996. While General Motors agreed to certain employment and income security provisions and pension benefit increases, the UAW agreed to loosen restrictions on worker mobility. Greater worker mobility will make it easier for General Motors to relocate UAW members and thus will decrease the number of employees that GM must pay income security protection. Consistent with the Ford and Chrysler agreements, the new contract includes an employment floor. The employment floor, which was set at 95% of current employment, is not expected to restrict General Motors' ability to achieve productivity gains, reduce employment as a result of volume deterioration or divest certain of its operations. In addition, the General Motors agreement provides for certain exclusions in the 95% floor calculation that will allow General Motors to continue to implement its competitive improvement plans.

     Under its new labor agreement, General Motors' financial exposure to income security protection costs for hourly employees represented by the UAW increased to $4.33 billion from $3.93 billion. During the 1993 contract, $1.21 billion of the $3.93 billion cap was spent through September 30, 1996. In addition, a cap of $225 million was maintained for the Guaranteed Income Stream (GIS) program which was marginally utilized in the prior contract.

     The contract provides a $2,000 per UAW employee up-front lump sum payment in the first year of the agreement. Subsequently, the contract calls for 3% general wage increases in the second and third years of the contract. In addition, retiree benefit increases include lump sum payments which will result in a charge against General Motors' 1996 fourth quarter earnings of approximately $170 million after-tax, or $0.22 cents per share of $1 2/3 par value common stock and $0.02 per share of Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO FINANCIAL HIGHLIGHTS

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       --------------------    ----------------------
                                                         1996        1995        1996         1995
                                                       --------    --------    ---------    ---------
                                                                   (DOLLARS IN MILLIONS)
Net Sales...........................................   $8,260.1    $6,776.5    $26,357.8    $23,703.4
                                                       --------    --------    ---------    ---------
Pre-tax Income (Loss)...............................      265.2      (117.0)     1,468.4      1,491.1
Income Tax Benefit (Expense)........................       34.8       151.0       (344.1)      (480.5)
Earnings of Nonconsolidated Affiliates..............       23.3        77.1         55.0        135.8
                                                       --------    --------    ---------    ---------
Net Income
  GM Europe.........................................       75.4       (98.0)       679.2        548.3
  Other International...............................      247.9       209.1        500.1        598.1
                                                       --------    --------    ---------    ---------
     Total Net Income...............................   $  323.3    $  111.1    $ 1,179.3    $ 1,146.4
                                                       ========    ========    =========    =========
     Net Profit Margin..............................        3.9%        1.6%         4.5%         4.8%

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GMIO

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------
                                                      1996                               1995
                                          -----------------------------      -----------------------------
                                                              GM AS A %                          GM AS A %
                                                                 OF                                 OF
                                          INDUSTRY     GM     INDUSTRY       INDUSTRY     GM     INDUSTRY
                                          --------     ---    ---------      --------     ---    ---------
                                                                (UNITS IN THOUSANDS)
International
Europe................................      4,204      425       10.1%         3,748      391       10.4%
Latin America, Africa and the Middle
  East (LAAMO)........................      1,081      182       16.8%           946      162       17.1%
Asian and Pacific.....................      3,411      185        5.4%         3,339      165        4.9%
                                            -----      ---                     -----      ---
     Total International..............      8,696      792        9.1%         8,033      718        8.9%
                                            =====      ===                     =====      ===
Wholesale Sales -- GMIO
  Cars................................                 544                                481
  Trucks..............................                 208                                199
                                                       ---                                ---
     Total............................                 752                                680
                                                       ===                                ===

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------------------------------
                                                       1996                                1995
                                          ------------------------------      ------------------------------
                                                               GM AS A %                           GM AS A %
                                                                  OF                                  OF
                                          INDUSTRY     GM      INDUSTRY       INDUSTRY     GM      INDUSTRY
                                          --------    -----    ---------      --------    -----    ---------
                                                                 (UNITS IN THOUSANDS)
International
Europe.................................    13,118     1,405       10.7%        12,189     1,341       11.0%
Latin America, Africa and the Middle
  East (LAAMO).........................     2,999       504       16.8%         2,963       474       16.0%
Asian and Pacific......................    10,210       495        4.8%         9,979       458        4.6%
                                           ------     -----                    ------     -----
  Total International..................    26,327     2,404        9.1%        25,131     2,273        9.0%
                                           ======     =====                    ======     =====
Wholesale Sales -- GMIO
  Cars.................................               1,734                               1,664
  Trucks...............................                 598                                 568
                                                      -----                               -----
     Total.............................               2,332                               2,232
                                                      =====                               =====

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO FINANCIAL REVIEW

     General Motors International Operations (GMIO) reported net income of $323.3 million, or 3.9% of net sales, in the third quarter of 1996, compared with net income of $111.1 million, or 1.6% of net sales, in the third quarter of 1995. The higher net income for the quarter was largely due to increased wholesale sales volume and favorable currency-exchange movements. GMIO's net income for the nine months ended September 30, 1996 totaled $1,179.3 million, or 4.5% of net sales, compared to $1,146.4 million, or 4.8% of net sales, in the comparable 1995 period.

     Total net sales for GMIO increased by $1,483.6 million, or 21.9%, to $8,260.1 million for the three months ended September 30, 1996, compared to $6,776.5 million in the prior year period. The increased net sales reflected higher wholesale sales volume in Europe because of increased Vectra availability and continued strong Corsa sales, and increased volume in Latin America. Net sales for the nine months ended September 30, 1996 totaled $26,357.8 million, an increase of $2,654.4 million, or 11.2%, compared to the first nine months of 1995. The increase in net sales during the first nine months of 1996 primarily resulted from higher volume worldwide.

     At the pre-tax level, GMIO recorded income of $265.2 million for the 1996 third quarter, up from the prior year period pre-tax loss of $117.0 million. GMIO's pre-tax income for the nine months ended September 30, 1996 was $1,468.4 million, compared to $1,491.1 million in the comparable 1995 period.

     The favorable mix of foreign income and foreign income taxes in the third quarter of 1996 and 1995 resulted in tax benefits for the respective periods. The effective income tax rate was 23.4% and 32.2% for the nine months ended September 30, 1996 and 1995, respectively.

     GM Europe's (GME) net income for the 1996 third quarter increased $173.4 million to $75.4 million, compared to a net loss of $98.0 million in the third quarter of 1995. The improved third quarter 1996 net income for GME resulted from higher wholesale sales volume, lower vehicle sales incentives, and favorable year-over-year currency-exchange movements. Net income for the remainder of GMIO's operations totaled $247.9 million for the 1996 third quarter, compared to $209.1 million for the third quarter of 1995. The increase in net income for the remainder of GMIO resulted from higher wholesale sales volume, especially in Latin America, partially offset by material cost pressure in Brazil and expenses associated with expansion initiatives in Thailand and China.

     GME reported net income of $679.2 million for the nine months ended September 30, 1996, compared to $548.3 million in the comparable 1995 period. The net income improvement for the 1996 period primarily resulted from the favorable impact of increased volume. Net income for the remainder of GMIO was $500.1 million for the nine months ended September 30, 1996, compared to $598.1 million for the first nine months of 1995. The year-over-year decline primarily resulted from unfavorable currency-exchange and material cost pressures in Latin America, as well as expenses associated with expansion initiatives.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GENERAL MOTORS ACCEPTANCE CORPORATION (GMAC) FINANCIAL HIGHLIGHTS

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                 -----------------------     -----------------------
                                                   1996          1995          1996          1995
                                                 ---------     ---------     ---------     ---------
                                                                (DOLLARS IN MILLIONS)
Financing revenue
  Retail and lease financing..................   $   945.8     $   857.6     $ 2,859.0     $ 2,380.3
  Operating leases............................     1,856.4       1,618.9       5,379.3       4,591.2
  Wholesale and term loans....................       361.6         483.1       1,229.0       1,623.1
                                                 ---------     ---------     ---------     ---------
       Total financing revenue................     3,163.8       2,959.6       9,467.3       8,594.6
Interest and discount.........................    (1,220.3)     (1,222.9)     (3,684.6)     (3,718.0)
Depreciation on operating leases..............    (1,163.6)     (1,135.6)     (3,437.2)     (3,176.6)
                                                 ---------     ---------     ---------     ---------
       Net financing revenue..................       779.9         601.1       2,345.5       1,700.0
Other income and insurance premiums earned....       836.9         760.2       2,410.2       2,366.4
                                                 ---------     ---------     ---------     ---------
       Net financing revenue and other........     1,616.8       1,361.3       4,755.7       4,066.4
Expenses......................................     1,077.2         950.4       3,147.7       2,770.1
                                                 ---------     ---------     ---------     ---------
Pre-tax income................................       539.6         410.9       1,608.0       1,296.3
Income taxes..................................       232.3         157.2         641.6         528.5
                                                 ---------     ---------     ---------     ---------
       Net Income.............................   $   307.3     $   253.7     $   966.4     $   767.8
                                                 =========     =========     =========     =========
Net Income from Financing Operations..........   $   252.4     $   222.2     $   842.5     $   666.8
Net Income from Insurance Operations..........        54.9          31.5         123.9         101.0
                                                 ---------     ---------     ---------     ---------
       Net Income.............................   $   307.3     $   253.7     $   966.4     $   767.8
                                                 =========     =========     =========     =========
Average Earning Assets........................   $91,775.0     $88,037.7     $92,067.2     $87,579.6
Return on Average Equity......................        14.5%         12.2%         15.3%         12.5%

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC FINANCIAL REVIEW

     GMAC provides a broad range of financial and insurance services to General Motors' customers. General Motors encourages reference to the GMAC condensed consolidated financial statements included in Note 11 and to the GMAC Quarterly Report on Form 10-Q for the period ended September 30, 1996 filed separately with the Securities and Exchange Commission.

     GMAC's consolidated net income for the three and nine month periods ended September 30, 1996 totaled $307.3 million and $966.4 million, respectively, 21% and 26% above the comparable 1995 periods. Third quarter and nine month net income from financing operations was up 14% and 26% over last year's respective periods primarily due to continued lending margin improvements in North America, principally in the retail finance receivables and operating lease portfolios; a lower effective tax rate in 1996 for GMAC's international financing operations; and earnings growth at the GMAC Mortgage Group. Higher capital gains realization and improved commercial underwriting results during the third quarter were the predominant contributors to the 74% and 23% increases in income from insurance operations for the three and nine month periods ended September 30, 1996 over the respective 1995 results.

     During the three months ended September 30, 1996, GMAC financed 24.9% of new General Motors vehicles delivered in the U.S., down from 25.9% during the same period last year. Penetration for the first nine months of 1996 was 25.6% compared to 24.2% for the respective 1995 period. The 1996 year-to-date gains in retail market share were principally driven by higher volume generated under General Motors sponsored retail programs offering special rate financing and leasing incentives, partially offset by a continued decline in fleet transaction participation.

     U.S. wholesale inventory financing was provided on 799,000 and 2,479,000 new General Motors vehicles during the respective three and nine month periods ended September 30, 1996, compared to 770,000 and 2,752,000 during the same 1995 periods. This financing represented 70.1% and 71.6% of General Motors' U.S. sales to dealers during the first nine months of 1996 and 1995, respectively. Wholesale financing revenue during the third quarter and first nine months of 1996 was down from 1995 primarily due to lower average outstandings caused by the August 1995 and April 1996 sales of wholesale receivables which GMAC continues to service for a fee. Additionally, lower interest rate indexes upon which floor plan rates are based reduced wholesale financing revenue.

     GMAC's worldwide cost of borrowing for the third quarter and first nine months of 1996 averaged 6.49% and 6.56%, respectively, 50 and 57 basis points below the comparable prior year levels. Total borrowing costs for U.S. operations also declined to an average of 6.44% and 6.48% for the three and nine month periods ended September 30, 1996, down from 6.90% and 6.98% for the respective 1995 periods. These improvements are predominantly attributable to a greater proportion of floating rate short-term borrowings in the U.S. during a period in which the general level of short-term interest rates declined (e.g., the U.S. prime lending rate for the first nine months of 1996 averaged 51 basis points below the comparable period in 1995).

     The third quarter $255.5 million improvement in consolidated net financing revenue and other income over last year was partially offset by a $126.8 million increase in total expenses which is primarily attributable to higher general operating costs incidental to expanded business activities in all sectors. These factors, combined with the first quarter's $100.2 million increase in the provision for financing losses (over first quarter 1995), also contributed significantly to the $377.6 million increase in total expenses for the first nine months of 1996 over the comparable prior year period.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL HIGHLIGHTS

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                       --------------------    ----------------------
                                                         1996        1995        1996         1995
                                                       --------    --------    ---------    ---------
                                                       (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net Sales
  Outside customers.................................   $2,590.8    $2,341.6    $ 7,560.9    $ 6,850.3
  GM and affiliates.................................    1,219.3     1,126.7      3,895.4      3,893.3
                                                       --------    --------    ---------    ---------
       Total Net Sales..............................    3,810.1     3,468.3     11,456.3     10,743.6
Other Income (Loss) -- net..........................       12.5       (27.0)       165.5          0.1
                                                       --------    --------    ---------    ---------
       Total Revenues...............................    3,822.6     3,441.3     11,621.8     10,743.7
                                                       --------    --------    ---------    ---------
Pre-tax Income......................................      366.2       310.6      1,287.0      1,150.2
Income Taxes........................................      144.7       121.6        508.4        465.8
                                                       --------    --------    ---------    ---------
       Net Income...................................   $  221.5    $  189.0    $   778.6    $   684.4
                                                       ========    ========    =========    =========
       Earnings Used for Computation of Available
          Separate Consolidated Net Income(1).......   $  252.0    $  256.1    $   870.3    $   813.4
                                                       ========    ========    =========    =========
Net Earnings Attributable to Class H Common Stock on
  a Per Share Basis.................................      $0.63       $0.64        $2.18        $2.03
Cash Dividends Per Share of Class H Common Stock....      $0.24       $0.23        $0.72        $0.69

-------------------------
(1) Excludes amortization of GM purchase accounting adjustments of $30.5 million and $31.0 million for the third quarters of 1996 and 1995, and $91.7 million and $92.9 million for the nine-month periods ended September 30, 1996 and 1995, respectively, related to GM's acquisition of Hughes Aircraft Company. In addition, the third quarter and nine months of 1995 exclude the write-off of an additional $36.1 million of purchase accounting adjustments associated with the disposition of certain non-strategic business units.

SEGMENT HIGHLIGHTS*

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                         --------------------    --------------------
                                                           1996        1995        1996        1995
                                                         --------    --------    --------    --------
                                                                    (DOLLARS IN MILLIONS)
Automotive Electronics
  Revenues............................................   $1,275.2    $1,173.3    $4,101.0    $4,154.3
  Net Sales...........................................   $1,267.6    $1,155.2    $4,068.0    $4,090.6
  Operating Profit(1).................................   $  166.3    $  150.9    $  562.0    $  655.1
  Operating Profit Margin(2)..........................       13.1%       13.1%       13.8%       16.0%
Telecommunications and Space
  Revenues............................................   $1,001.8    $  762.6    $2,890.1    $2,156.7
  Net Sales...........................................   $  993.9    $  737.6    $2,765.2    $2,145.6
  Operating Profit(1).................................   $   62.0    $   65.7    $  193.5    $  143.1
  Operating Profit Margin(2)..........................        6.2%        8.9%        7.0%        6.7%
Aerospace and Defense Systems
  Revenues............................................   $1,525.2    $1,517.0    $4,548.0    $4,334.5
  Net Sales...........................................   $1,529.3    $1,503.5    $4,543.5    $4,313.5
  Operating Profit(1).................................   $  167.1    $  178.7    $  486.4    $  495.8
  Operating Profit Margin(2)..........................       10.9%       11.9%       10.7%       11.5%

-------------------------
 * The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

(1) Net Sales less Total Costs and Expenses other than Interest Expense.

(2) Operating Profit as a percentage of Net Sales.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL REVIEW

     The following financial review should be read in conjunction with the financial information and management's discussion and analysis relating to Hughes which is referred to in the first paragraph of this management's discussion and analysis.

     Hughes Electronics reported net income of $221.5 million for the third quarter of 1996 compared with $189.0 million in the third quarter of 1995. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' Earnings Used for Computation of Available Separate Consolidated Net Income was $252.0 million for the third quarter of 1996 compared to $256.1 million for the same period in 1995. The slight decline in quarterly earnings was primarily due to the higher effective tax rate in the third quarter of 1996. Earnings Used for Computation of Available Separate Consolidated Net Income increased 7.0% to $870.3 million in the first nine months of 1996 compared with $813.4 million in the comparable 1995 period. The 1996 nine month earnings improvement was primarily due to the gain recognized from the sale of a 2.5% interest in DIRECTV(R) to AT&T, offset in part by the unfavorable impact on the Automotive Electronics segment of lower GM production volumes related to a 17-day strike at two GM component plants in the first quarter of 1996.

     Third quarter revenues increased 11.1% between 1995 and 1996 due to revenue increases in all segments, particularly Telecommunications and Space. The 31.4% Telecommunications and Space segment revenue increase was due to increased commercial satellite manufacturing sales and continued DIRECTV subscriber growth. International sales growth and higher GM North American production volumes in the Automotive Electronics segment also contributed to the increase in revenues.

     For the nine month period ended September 30, 1996, revenues increased 8.2% over the same period in 1995. This revenue growth was primarily the result of a 34.0% increase in the Telecommunications and Space segment driven by DIRECTV subscriber growth, a gain from the sale of a 2.5% equity interest in DIRECTV to AT&T, and higher sales of commercial satellites. Revenues in the Aerospace and Defense Systems segment were higher principally due to the 1995 acquisition of Hughes Defense Communications (formerly Magnavox Electronic Systems Company).

     Third quarter 1996 operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, increased 5.2% over the comparable period in 1995 primarily due to overall revenue growth, as well as improved operating results at Hughes' in-flight entertainment subsidiary, Hughes-Avicom International, Inc. The operating profit margin was 10.2% for the third quarter compared with 10.7% in the third quarter of 1995. Operating profit for the first nine months of 1996 decreased 1.9% when compared with the same nine month period in 1995. The operating profit margin was 10.7% for the first nine months of 1996 compared with 11.6% in the comparable 1995 period. The majority of the decline in operating profit and operating profit margin was attributable to the Automotive Electronics segment primarily due to the strike discussed above and continued price reductions.

     During the fourth quarter, work stoppages by both the CAW and UAW caused General Motors to cease production at various facilities. These work stoppages are expected to have an unfavorable impact on earnings of the Automotive Electronics segment amounting to approximately $45 million after-tax, or $0.11 per share of Class H common stock. In addition, the new UAW labor agreement includes lump sum payments which will result in a charge against 1996 fourth quarter earnings for the Automotive Electronics segment of approximately $7 million after-tax, or $0.02 per share of Class H common stock.

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

CONSOLIDATED STATEMENT OF INCOME WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS
(UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   ----------------------    ------------------------
                                                     1996         1995          1996          1995
                                                   ---------    ---------    ----------    ----------
                                                                 (DOLLARS IN MILLIONS)
Net Sales and Revenues(1).......................   $34,607.1    $31,241.8    $109,461.4    $106,862.9
                                                   ---------    ---------    ----------    ----------
Costs and Expenses
  Cost of sales and other operating charges,
     exclusive of items listed below............    29,629.9     27,431.8      92,879.0      89,661.8
  Selling, general, and administrative
     expenses...................................     2,849.6      2,422.6       8,253.0       7,273.8
  Depreciation of real estate, plants, and
     equipment..................................     1,065.1        811.5       3,054.6       2,529.8
  Amortization of special tools.................       691.2        661.9       2,276.7       2,407.9
  Amortization of intangible assets.............        40.1         37.9         102.9         113.2
  Plant closing reserve adjustment..............      (408.9)          --        (408.9)           --
                                                   ---------    ---------    ----------    ----------
       Total Costs and Expenses.................    33,867.0     31,365.7     106,157.3     101,986.5
                                                   ---------    ---------    ----------    ----------
Operating Income (Loss).........................       740.1       (123.9)      3,304.1       4,876.4
Other income less income deductions.............       447.8        232.5       1,589.2         724.1
Interest expense................................      (239.1)      (178.5)       (664.3)       (584.0)
                                                   ---------    ---------    ----------    ----------
Income (Loss) from Continuing Operations before
  Income Taxes..................................       948.8        (69.9)      4,229.0       5,016.5
Income (taxes) benefit..........................       (26.8)       134.6      (1,146.9)     (1,528.6)
                                                   ---------    ---------    ----------    ----------
Income from Continuing Operations before
  Earnings of Nonconsolidated Affiliates and
  Cumulative Effect of Accounting Change........       922.0         64.7       3,082.1       3,487.9
Earnings of nonconsolidated affiliates..........       348.8        332.0       1,084.9         948.1
                                                   ---------    ---------    ----------    ----------
Income from Continuing Operations before
  Cumulative Effect of Accounting Change........     1,270.8        396.7       4,167.0       4,436.0
Income from discontinued operations.............          --        245.7          10.0         630.5
Cumulative effect of accounting change(2).......          --           --            --         (51.8)
                                                   ---------    ---------    ----------    ----------
       Net Income...............................   $ 1,270.8    $   642.4    $  4,177.0    $  5,014.7
                                                   =========    =========    ==========    ==========
       Net Profit Margin(3).....................         3.7%         1.3%          3.8%          4.2%

-------------------------
(1) Includes sales to nonconsolidated affiliates of $240.0 million and $197.5 million for the third quarter of 1996 and 1995 and $737.7 million and $600.6 million for the nine month periods ended September 30, 1996 and 1995, respectively.

(2) Effective January 1, 1995, the Corporation adopted EITF Issue No. 95-1, resulting in an unfavorable cumulative effect of $51.8 million.

(3) Net profit margin represents income from continuing operations before cumulative effect of accounting change, as a percent of net sales and revenues.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN
EQUITY BASIS -- CONTINUED
     General Motors' 1996 third quarter consolidated income from continuing operations totaled $1,270.8 million, or $1.57 per share of $1 2/3 par value common stock, compared to $396.7 million, or $0.39 per share of $1 2/3 par value common stock, for the comparable 1995 period. Income from continuing operations for the nine months ended September 30, 1996 was $4,167.0 million, or $5.15 per share of $1 2/3 par value common stock, compared to $4,436.0 million, or $5.21 per share of $1 2/3 par value common stock, for the first nine months of 1995 (excluding the cumulative effect of an accounting change).

     General Motors completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996, and accordingly, the 1996 third quarter financial results exclude EDS. In the 1995 third quarter, income from the discontinued operations of EDS totaled $245.7 million. Consolidated net income for the nine months ended September 30, 1996, including income from discontinued operations through the June 7, 1996 split-off, was $4,177.0 million, or $5.14 per share of $1 2/3 par value common stock, compared to $5,014.7 million, or $5.25 per share of $1 2/3 par value common stock, for the first nine months of 1995.

     Highlights of financial performance by GM's major business sectors for the quarter and nine months ended September 30 are shown below.

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                             SEPTEMBER 30,          SEPTEMBER 30,
                                                          -------------------    --------------------
                                                            1996       1995        1996        1995
                                                          --------    -------    --------    --------
                                                                     (DOLLARS IN MILLIONS)
MAJOR BUSINESS SECTOR RESULTS
  GM-NAO/Delphi........................................   $  515.2    $ (92.8)   $1,369.8    $1,793.7
  GMIO.................................................      323.3      111.1     1,179.3     1,146.4
  GMAC.................................................      307.3      253.7       966.4       767.8
  Hughes...............................................      252.0      256.0       870.3       813.3
  Other*...............................................     (127.0)    (131.3)     (218.8)     (137.0)
                                                          --------    -------    --------    --------
     Income before discontinued operations.............    1,270.8      396.7     4,167.0     4,384.2
  Discontinued operations..............................         --      245.7        10.0       630.5
                                                          --------    -------    --------    --------
     Consolidated Net Income...........................   $1,270.8    $ 642.4    $4,177.0    $5,014.7
                                                          ========    =======    ========    ========

-------------------------
* Includes Allison Transmission Division, GM Locomotive Group, and purchase accounting adjustments.

     Third quarter 1996 net sales and revenues increased $3,365.3 million, or 10.7%, and totaled $34,607.1 million, compared to $31,241.8 million for the same period in the prior year. The increase in net sales and revenues resulted from increased wholesale sales volume in North America, Europe and Latin America; continued growth in net sales and revenues for Hughes; and an increase in Delphi's component sales. Net sales and revenues for the nine months ended September 30, 1996 were $109,461.4 million, compared to $106,862.9 million for the first nine months of 1995, and reflected increased wholesale sales volume in Europe, year-to-date growth in net sales and revenue for Hughes and an increase in Delphi's component sales, partially offset by decreased wholesale sales volume in North America. The year-over-year decline in the wholesale sales volume in North America reflected the unfavorable impact of the 1996 first quarter strike and lower production necessary to balance U.S. dealer stock levels.

     The gross margin percentage for the 1996 third quarter increased to 14.4%, compared to 12.2% in the comparable prior year period, and reflected higher wholesale sales volume worldwide, continued cost reduction efforts in North America, and favorable currency-exchange movement and lower vehicle sales incentives in Europe. The gross margin percentage for the nine months ended September 30, 1996 was 15.1%, compared to 16.1% for the first nine months of 1995. The year-to-date decline in the gross margin percentage resulted from decreased wholesale sales volume and higher vehicle sales incentives in North America and unfavorable currency-exchange and material cost pressures in Latin America.

     Other operating expenses for the third quarter of 1996 totaled $4,237.1 million, compared to $3,933.9 million in the comparable 1995 period. Other operating expenses for the nine months ended September 30, 1996 were $13,278.3 million, compared to $12,324.7 million for the first nine months of 1995. The increases for the three and nine month periods were primarily attributable to expansion efforts of Hughes and GMIO, as well as higher depreciation expense, partially offset by the favorable pre-tax impact of the GM-NAO plant closing reserve adjustment of $408.9 million ($253.4 million after-tax, or $0.34 per share of $1 2/3 par value common stock).

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS -- CONCLUDED

     Other income less income deductions amounted to $447.8 million and $1,589.2 million for the three and nine months ended September 30, 1996, compared to $232.5 million and $724.1 million in the comparable 1995 periods. The amount reported for the first nine months of 1996 includes a pre-tax gain of $120.3 million associated with the sale of a 2.5% equity interest in DIRECTV to AT&T. The amount reported for the 1995 nine month period includes a pre-tax loss of $147.8 million associated with the sale of the net assets of National Car Rental System (NCRS).

     Interest expense totaled $239.1 million and $664.3 million for the three and nine months ended September 30, 1996, compared to $178.5 million and $584.0 million in the comparable 1995 periods, reflecting an overall net increase in outstanding debt.

     The third quarter 1996 effective income tax rate of 2.8% resulted mainly from the favorable resolution of items related to General Motors' tax returns for prior years, overall foreign tax rates that were lower than the U.S. statutory rate, and reinstatement of research and experimentation credits for the last half of 1996. The effective income tax rate in the third quarter of 1995 includes tax benefits from the mix of foreign income and foreign income taxes. The effective income tax rate for the nine months ended September 30, 1996 was 27.1% compared to 30.5% for the nine months ended September 30, 1995.

     Adoption of EITF Issue No. 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Resale Value", resulted in an unfavorable cumulative effect at January 1, 1995 of $51.8 million after-tax ($0.07 per share) attributable to $1 2/3 par value common stock.

     General Motors' net profit margin -- income from continuing operations as a percent of net sales and revenues -- was 3.7% for the third quarter of 1996 compared to 1.3% for the third quarter of 1995. The net profit margin for the nine months ended September 30, 1996 was 3.8% compared with 4.2% for the comparable prior year period.

EDS SPLIT-OFF

     On June 7, 1996 General Motors split-off EDS to General Motors Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of General Motors Class E common stock was exchanged for one share of EDS common stock. In addition, General Motors and EDS entered into a new 10-year agreement, under which EDS will continue to be General Motors' principal provider of information technology services, and EDS made a special inter-company payment of $500 million to General Motors.

     General Motors' Board of Directors determined that the ownership of EDS was not necessary for it to execute its information technology strategy or to ensure the security of its computer data and other information. Furthermore, General Motors' Board of Directors determined that there were certain actual and potential conflicts between the business of EDS and the other businesses of General Motors. The split-off was completed to address such conflicts in a manner that was beneficial from the standpoint of all stockholders of General Motors and to allow the boards and managements of General Motors and EDS to increase their focus on their respective business operations. Holders of all three classes of General Motors' common stock gave their approval to the split-off in voting results which were tabulated in General Motors' Form 10-Q for the Quarter Ended June 30, 1996.

     Additional information regarding the split-off of EDS is contained in Note 2 to the condensed consolidated financial statements.

NEW ACCOUNTING STANDARD

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). SFAS No. 125 is effective for certain transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. General Motors will adopt this accounting standard on January 1, 1997, as required. The adoption of SFAS No. 125 is not expected to have a material impact on General Motors' consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS
(UNAUDITED)

                                                          SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                              1996             1995            1995
                                                          -------------    ------------    -------------
                                                                      (DOLLARS IN MILLIONS)
                         ASSETS
Cash and cash equivalents...............................   $  12,475.7      $  9,046.8      $   7,658.8
Other marketable securities.............................       2,067.7         1,194.0            526.6
                                                            ----------      ----------       ----------
     Total cash and marketable securities...............      14,543.4        10,240.8          8,185.4
Accounts and notes receivable -- net
  Trade.................................................       6,118.3         5,594.7          7,339.4
  Nonconsolidated affiliates............................       1,452.1         2,103.0          1,661.4
Inventories -- net......................................      12,128.8        11,348.3         11,754.9
Net assets of discontinued operations...................            --         5,054.9          4,847.4
Contracts in process -- net                                    2,478.6         2,469.2          2,670.5
Net equipment on operating leases.......................       4,081.0         4,392.6          4,392.6
Deferred income taxes and other.........................       5,373.2         5,527.7          6,462.8
                                                            ----------      ----------       ----------
     Total Current Assets...............................      46,175.4        46,731.2         47,314.4
Equity in Net Assets of Nonconsolidated Affiliates......       9,805.7         9,983.0          9,874.2
Deferred Income Taxes...................................      18,460.3        17,374.8         14,614.7
Other Investments and Miscellaneous Assets..............      11,408.7        12,010.9         12,924.3
Property -- Net.........................................      35,887.8        34,437.8         33,420.8
Intangible Assets -- Net................................      10,080.3        10,106.4         10,588.3
                                                            ----------      ----------       ----------
     Total Assets.......................................   $ 131,818.2      $130,644.1      $ 128,736.7
                                                            ==========      ==========       ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable........................................   $  10,678.7      $ 10,623.6      $  10,174.6
Loans payable...........................................       1,201.8         2,187.0          1,454.4
Income taxes payable....................................         592.2           101.2               --
Accrued liabilities and customer deposits...............      29,601.1        28,093.1         28,604.8
                                                            ----------      ----------       ----------
     Total Current Liabilities..........................      42,073.8        41,004.9         40,233.8
Long-Term Debt..........................................       5,256.1         4,115.0          4,882.9
Capitalized Leases......................................         163.0           166.2            137.1
Postretirement Benefits Other Than Pensions.............      40,183.7        39,001.0         38,660.5
Pensions................................................       5,103.4         5,593.9          3,660.6
Other Liabilities and Deferred Income Taxes.............      15,382.1        15,907.2         16,848.0
Deferred Credits........................................       1,856.1         1,510.4          1,507.2
Stockholders' Equity....................................      21,800.0        23,345.5         22,806.6
                                                            ----------      ----------       ----------
     Total Liabilities and Stockholders' Equity.........   $ 131,818.2      $130,644.1      $ 128,736.7
                                                            ==========      ==========       ==========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Cash and marketable securities totaled $14,543.4 million at September 30, 1996, compared to $8,185.4 million and $10,240.8 million at September 30, 1995 and December 31, 1995, respectively.

     During the first nine months of 1996, loans payable and long-term debt increased $155.9 million to $6,457.9 million at September 30, 1996 from a balance of $6,302.0 million at December 31, 1995. The increase in loans payable and long-term debt reflected General Motors' overall liability management program, which comprehends prefunding future debt maturities when interest rates are low.

     Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases, was $7,922.5 million, an improvement of $4,149.9 million compared to December 31, 1995 and $6,211.5 million compared to September 30, 1995.

     Book value per share of $1 2/3 par value common stock increased to $25.95 at the end of the 1996 third quarter from $24.37 at the end of 1995. Book value per share of Class H common stock increased to $12.98 at September 30, 1996 from $12.20 at the end of 1995.

     The Corporation believes it has sufficient resources to meet anticipated future cash flow requirements. In addition to cash flow from operations, the Corporation and certain of its subsidiaries (including GMAC) maintain, or otherwise have available through asset securitization programs, various syndicated bank credit facilities which at September 30, 1996 in the aggregate provide $34.1 billion of committed bank credit availability. Of this amount, $6.8 billion is directly available to the Corporation.

     At September 30, 1996, unused short-term credit facilities, including those relating to GMAC, totaled approximately $25.9 billion and unused long-term credit facilities (including GMAC) totaled approximately $19.6 billion, compared with $21.0 billion and $19.0 billion, respectively, at the end of 1995.

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC

     At September 30, 1996, GMAC owned assets and serviced automotive receivables totaling $106,466.9 million, $98,323.0 million below year-end 1995, and $3,160.3 million above September 30, 1995. Earning assets totaled $92,898.4 million at September 30, 1996, compared to $92,014.1 million and $88,948.6 million at December 31 and September 30, 1995, respectively. The increases over the comparable prior year periods are principally attributable to continued growth of the operating lease portfolio.

     As of September 30, 1996, GMAC's total borrowings were $74,958.8 million, an increase from $74,922.4 million and $69,419.3 million at December 31, and September 30, 1995, respectively. The higher year-to-year debt levels were principally used to fund increased asset levels and reduce accounts payable and other liabilities. GMAC's ratio of debt to total stockholder's equity at September 30, 1996 was 9.1:1, relatively unchanged from December 31, 1995 and higher than 8.4:1 at September 30, 1995. Continuing to utilize its asset securitization program, GMAC sold retail and wholesale finance receivables totaling $4,108.7 million (net) during the first nine months of 1996.

     GMAC and its subsidiaries continue to maintain substantial bank lines of credit which totaled $40.8 billion at September 30, 1996, compared to $40.0 billion at year-end 1995 and $39.6 billion at September 30, 1995. The unused portion of these credit lines totaled $32.0 billion at September 30, 1996, $1.5 billion and $.5 billion higher than December 31 and September 30, 1995, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS
(UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          ----------------------
                                                                            1996         1995
                                                                          ---------    ---------
                                                                          (DOLLARS IN MILLIONS)
Net Cash Provided by Operating Activities...............................  $11,056.9    $ 5,811.7
                                                                          ---------    ---------
Cash Flows from Investing Activities
  Investment in companies, net of cash acquired.........................     (125.6)      (154.9)
  Expenditures for real estate, plants, and equipment...................   (3,837.0)    (3,377.5)
  Expenditures for special tools........................................   (2,681.3)    (2,595.4)
  Proceeds from disposals of real estate, plants, and equipment.........      255.8        465.5
  Special Inter-Company Payment from EDS................................      500.0           --
  Expenditures related to the sale of NCRS' net assets..................         --       (197.0)
  Change in other investing assets
     Investments in other marketable securities -- acquisitions.........   (8,225.8)    (3,948.4)
     Investments in other marketable securities -- liquidations.........    7,352.1      4,530.5
     Notes receivable...................................................       93.9        (72.8)
     Operating leases -- acquisitions...................................   (3,341.8)      (998.6)
     Operating leases -- liquidations...................................    3,142.4        377.0
                                                                          ---------    ---------
Net Cash Used In Investing Activities...................................   (6,867.3)    (5,971.6)
                                                                          ---------    ---------
Cash Flows from Financing Activities
  Net (decrease) increase in loans payable..............................     (985.3)       656.8
  Increase in long-term debt............................................    1,918.1        642.1
  Decrease in long-term debt............................................     (787.7)      (825.8)
  Net increase in payable to GMAC.......................................         --        311.5
  Proceeds from sale of minority interest in DIRECTV....................      137.5           --
  Repurchases of common and preference stocks...........................       (0.2)    (1,680.7)
  Proceeds from issuing common stocks...................................      210.5        289.8
  Cash dividends paid to stockholders...................................   (1,183.5)      (972.3)
                                                                          ---------    ---------
Net Cash Used in Financing Activities...................................     (690.6)    (1,578.6)
                                                                          ---------    ---------
Effect of Exchange Rate Changes on Cash and Cash Equivalents............     (173.3)       143.2
                                                                          ---------    ---------
Net Cash Provided by (Used in) Continuing Operations....................    3,325.7     (1,595.3)
Net Cash Provided by Discontinued Operations............................      103.2        130.9
                                                                          ---------    ---------
Net increase (decrease) in cash and cash equivalents....................    3,428.9     (1,464.4)
Cash and cash equivalents at beginning of the period....................    9,046.8      9,123.2
                                                                          ---------    ---------
Cash and cash equivalents at end of the period..........................  $12,475.7    $ 7,658.8
                                                                          =========    =========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOW WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Net cash provided by operating activities was $11,056.9 million for the nine months ended September 30, 1996, compared to net cash provided by operating activities of $5,811.7 million in the 1995 period. The improvement compared to the first nine months of 1995 reflected lower pension contributions, as a result of the improved funding of General Motors' U.S. pension plans, and favorable changes in operating assets and liabilities on a comparative year-over-year basis.

     Net cash used in investing activities totaled $6,867.3 million for the first nine months of 1996, compared to $5,971.6 million for the comparable 1995 period. The increase in net cash used in investing activities during the 1996 period was primarily attributable to cash used for marketable security acquisitions, net of cash generated by marketable security liquidations, and an increase in capital expenditures, partially offset by receipt of the $500 million special inter-company payment from EDS. The net investment in marketable securities for the nine month period ended September 30, 1996 totaled $873.7 million, compared to a net liquidation of marketable securities totaling $582.1 million in the comparable 1995 period. Expenditures for real estate, plants, and equipment and special tools totaled $6,518.3 million in the first nine months of 1996 compared to $5,972.9 million in the first nine months of 1995.

     Net cash used in financing activities amounted to $690.6 million for the first nine months of 1996, compared to $1,578.6 million for the comparable 1995 period. During the 1996 period, the net increase in long-term debt and notes payable, proceeds from the sale of a minority interest in DIRECTV and proceeds from issuing common stocks for benefit plan purposes were more than offset by cash dividends paid to stockholders. The net cash used in financing activities in the nine month period ended September 30, 1995 reflected cash used to repurchase preference stocks and pay dividends to stockholders.

     On September 20, 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite services operations into a new publicly-held company. Immediately after the merger, Hughes will own 71.5% and current PanAmSat stockholders will own 28.5% of the new company. The PanAmSat stockholders will also receive cash of $1.5 billion. The transaction is contingent upon obtaining regulatory approvals and is expected to close in 6 to 12 months.

     In connection with Delphi's lean manufacturing efforts and competitive market pressures, it is negotiating to sell four facilities. In addition, evaluations are underway with respect to appropriate plans for other Delphi facilities. The plans related to the four Delphi facilities considered for sale were not yet finalized at September 30, 1996; the associated costs are expected to be recognized in the future when firm plans are adopted and could occur before the end of 1996.

     General Motors is also evaluating its plant closing reserve, taking into consideration the effect of the recent settlements with the UAW and CAW (see the GM-NAO/Delphi Financial Review) including redeployment and other assumptions. Although the amount of such changes can not be currently determined, the changes may have a favorable effect in the 1996 fourth quarter.

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

     During the 1995 second quarter, the Corporation purchased certain of its outstanding preference shares pursuant to an issuer tender offer. The repurchase had an unfavorable impact of $0.22 per share of $1 2/3 par value common stock, including tender offer expenses of $13.5 million after-tax, or $0.02 per share, that were charged against income and the purchase price in excess of the carrying amount of the preference shares amounting to $153.4 million, or $0.20 per share, that was not charged against income but reduced earnings attributable to $1 2/3 par value common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOW FOR GMAC

     Cash provided by operating activities during the nine months ended September 30, 1996 totaled $4,688.3 million, compared to $5,651.8 million provided during the corresponding 1995 period. The decrease is primarily attributable to reduced payables to General Motors Corporation and affiliates.

     Cash used for investing activities during the first nine months of 1996 totaled $4,505.8 million, compared to $7,807.3 million during the same period in 1995, with the decline primarily resulting from the 1996 reduction in GMAC's finance receivables portfolio.

     During the first nine months of 1996, cash used for financing activities totaled $712.4 million, reflecting $900.0 million in dividends paid to General Motors, partially offset by $187.6 million in net borrowings activities. Cash provided by financing activities during the first nine months of 1995 totaled $1,572.0 million as net proceeds from debt issuances and liquidations amounted to $2,197.0 million and dividends totaling $625.0 million were paid to General Motors during that period.

PENSIONS AND POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     At year-end 1995, GM's total worldwide net unfunded pension position decreased to $6.6 billion ($3.0 billion U.S. and $3.6 billion non-U.S.) from $12.6 billion at the end of 1994. In the first nine months of 1996, General Motors made cash contributions of $800 million to its U.S. pension plans.

     General Motors' unfunded pension obligation and 1997 pension expense are expected to be unfavorably impacted as a result of the recently completed labor negotiations. Under SFAS No. 87, Employers' Accounting for Pensions, any year-to-year movement in the rate of interest on long-term, high quality corporate bonds necessitates a change in the discount rate used to calculate the actuarial present value of pension plan obligations. The increase in long-term interest rates which has occurred since December 31, 1995 would, if there were no further changes in long-term interest rates in 1996, require the Corporation to calculate its December 31, 1996 pension obligation using a discount rate approximately 50 to 75 basis points above that used at the last measurement date. GM's reported unfunded pension obligation would be favorably impacted by such a change in interest rates. The unfunded pension position would also be affected by contributions during the year, the actual return on pension investments, and various other factors. A change in the unfunded pension position would also affect the minimum pension liability adjustment to stockholders' equity.

     The change in long-term interest rates described above similarly impacts the calculation of General Motors' postretirement health care obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. There has been an increase of approximately 25 basis points in long-term interest rates between October 1, 1995 and September 30, 1996 (the most recent valuation date). However, a change to the accumulated postretirement benefit obligation would not impact General Motors' stockholders' equity in 1996.

     Changes in General Motors' unfunded pension obligations under SFAS No. 87 and postretirement obligations under SFAS No. 106 resulting from changes in interest rates during 1996 would not have an impact on the earnings to be reported by General Motors for 1996. However, in accordance with applicable accounting standards, any change in these obligations would impact General Motors' 1996 and subsequent years earnings as non-cash increases/decreases in pension and other postretirement benefit expense.

SECURITY RATINGS

     On October 7, 1996, Standard and Poor's Corporation (S&P) affirmed its long-term debt and commercial paper ratings for Hughes and revised its outlook from stable to developing as a result of the uncertainty with respect to General Motors' investment strategy related to Hughes. S&P indicated that the developing outlook reflects the possibility that if a significant change in the relationship between General Motors and Hughes were to occur, the credit quality of Hughes could be either favorably or adversely affected, depending upon the nature of the transaction pursued.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SECURITY RATINGS -- CONCLUDED
     On November 14, 1996, S&P affirmed its ratings on General Motors, GMAC and various overseas affiliates of GMAC. In addition, S&P indicated that the ratings outlook for General Motors and GMAC remains stable, and the ratings outlook for Hughes remains developing.

EMPLOYMENT AND PAYROLLS

                                                                                   1996    1995
                                                                                   ----    ----
Worldwide Employment at September 30 (In Thousands)
  GM-NAO/Delphi.................................................................   425     431
  GMIO..........................................................................   110     105
  GMAC..........................................................................    17      17
  Hughes........................................................................    84      82
  Other.........................................................................    11      12
                                                                                   ---     ---
  Employees Associated With Continuing Operations...............................   647     647
                                                                                   ===     ===

     Worldwide payrolls for continuing operations totaled $7,490.1 million and $24,359.4 million for the three and nine months ended September 30, 1996 compared with $7,221.7 million and $22,327.7 million for the three and nine months ended September 30, 1995.

                                  * * * * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS

     (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1996, or subsequent thereto, but before the filing of this report are summarized below:

OTHER MATTERS

     On July 12, 1996, the Corporation was served with a putative class action complaint filed in the Circuit Court of Greene County, Alabama, Robert J. Reinning et al v. General Motors Corporation. The Complaint alleges that the paint systems used on all GM vehicles manufactured in the 1985 through 1995 model years are defective or potentially defective because GM switched to "water-based primers" which if "not used with finish coats were appropriate for use with them or were not properly cured before the application of the finish coats of the overall paint system . . . could result in various problems with the vehicle finish, including but not limited to chipping, peeling, bubbling, blotching, discoloration, water spotting, whitening or fogging of the finish." The Complaint identified separate putative classes encompassing past, present and future owners or lessees of GM motor vehicles from the specified model years. No determination has been made whether the case is appropriate to proceed as a class action.

                                     * * *

     As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973, regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October of 1996. The U.S. Government has the option of petitioning the U.S. Supreme Court for certiorari prior to January 15, 1997. Hughes is unable to estimate the duration of any such possible appeal. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

     As previously reported, General Motors has agreed to settle the class action suits involving 1973 to 1987 C/K pickup trucks and 1987 to 1991 R/V pickup trucks and chassis cabs subject to the Court's review and approval of terms of the settlement. Under the proposed settlements, which are not expected to have a material impact on the consolidated financial statements of General Motors, certificates of up to $1,000 toward the purchase of any new GM passenger car or light-duty truck, except Saturns or electric vehicles, would be made available to owners of C/K pickup trucks, subject to certain conditions. Settlement certificates may be used for 33 months by consumers or 50 months by fleets at reduced amounts of $500 or $250. The settlement was preliminarily approved by a Louisiana state court and applied to owners nationwide. Prior settlements of these class action suits were reversed on appeal.

                                     * * *

     As previously reported, several actions seeking compensatory and punitive damages in unspecified amounts were filed against Hughes by plaintiffs alleging that they suffered injuries as a result of the migration into the Tucson, Arizona water supply of alleged toxic substances that were disposed of at a facility owned by the United States Government which Hughes operates under a contract with the U.S. Air Force. These actions included a putative class action filed in Arizona State Court, Cordova v. Hughes Aircraft Company, an individual action filed on behalf of approximately 800 plaintiffs in Federal District Court in Arizona, Yslava v. Hughes Aircraft Company, and a class action filed in Federal District Court in Arizona, Lanier v. Hughes Aircraft Company. Other governmental and private entities are known to have also been sources of substances which may have migrated into the Tucson water supply. Hughes believes that it has strong defense to the claims asserted against it and that it may have claims for contribution against the other entities. In July, 1996, the Cordova court denied plaintiffs' motion for class certification and, subsequently, an amended complaint in intervention on behalf of more than 400 plaintiffs asserting individual claims was filed.

                                     * * *

     (b) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 1996, or subsequent thereto, but before the filing of this report are summarized below.

     As previously reported, on May 3, 1995 a putative class action was filed in the Circuit Court for Fayette County, Alabama on behalf of a putative class of Alabama residents who purchased 1989 GMC pickup trucks. The Complaint alleged that the paint and/or paint primer used in the manufacture of those vehicles was defective. The case, Barney Kizzire v. General Motors Corporation and Bynum Olds-Pontiac-Cadillac-GMC, Inc., was subsequently removed to the United States District Court for the Northern District of Alabama. On October 8, 1996, that Court granted GM's motion for summary judgment dismissing all claims asserted by the named plaintiff as barred by the statute of limitations. Plaintiff retains the option to file an appeal.

                                  * * * * * *

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (Including Those Incorporated by Reference).

EXHIBIT
NUMBER                                   EXHIBIT NAME                                    PAGE NO.
-------    ------------------------------------------------------------------------      --------
   11      Computation of Earnings Per Share Attributable to Common Stocks for the
           Three and Nine Month Periods Ended September 30, 1996 and 1995. ........         34
   12      Computation of Ratios of Earnings to Fixed Charges for the Nine Month
           Periods Ended September 30, 1996 and 1995. .............................         38
   99      Hughes Electronics Corporation and Subsidiaries Consolidated Financial
           Statements and Management's Discussion and Analysis. ...................         39
   27      Financial Data Schedule (for SEC information only)

(b) REPORTS ON FORM 8-K.

     No report on Form 8-K was filed during the three months ended September 30, 1996.

                                  * * * * * *

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                GENERAL MOTORS CORPORATION

                                          --------------------------------------
                                                       (Registrant)

                                          By         /s/ LEON J. KRAIN

Date November 14, 1996                      ------------------------------------
                                            (Leon J. Krain, Vice President and
                                                     Group Executive)

                                          By        /s/ WALLACE W. CREEK

Date November 14, 1996                      ------------------------------------
                                             (Wallace W. Creek, Comptroller)