Form 10-K
period 1996-12-31
GENERAL MOTORS CORP
filed 1997-03-20
CIK 40730

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549-1004

                                   FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (313) 556-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                    NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                              ON WHICH REGISTERED
                    -------------------                             ---------------------
COMMON, $1 2/3 PAR VALUE (743,213,618 SHARES OUTSTANDING AS
  OF FEBRUARY 28, 1997).....................................    NEW YORK STOCK EXCHANGE, INC.
CLASS H COMMON, $0.10 PAR VALUE (100,831,170 SHARES
  OUTSTANDING AS OF FEBRUARY 28, 1997.......................    NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES B 9 1/8% DEPOSITARY
  SHARES, STATED VALUE $25 PER SHARE, DIVIDENDS CUMULATIVE
  (20,020,586 DEPOSITARY SHARES OUTSTANDING AS OF FEBRUARY
  28, 1997).................................................    NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES D 7.92% DEPOSITARY
  SHARES, STATED VALUE $25 PER SHARE, DIVIDENDS CUMULATIVE
  (6,069,909 DEPOSITARY SHARES OUTSTANDING AS OF FEBRUARY
  28, 1997).................................................    NEW YORK STOCK EXCHANGE, INC.
PREFERENCE, $0.10 PAR VALUE, SERIES G 9.12% DEPOSITARY
  SHARES, STATED VALUE $25 PER SHARE, DIVIDENDS CUMULATIVE
  (10,079,899 DEPOSITARY SHARES OUTSTANDING AS OF FEBRUARY
  28, 1997).................................................    NEW YORK STOCK EXCHANGE, INC.

NOTE: THE $1 2/3 PAR VALUE COMMON STOCK OF THE REGISTRANT IS ALSO LISTED FOR TRADING ON:

CHICAGO STOCK EXCHANGE, INC. ...........................    CHICAGO, ILLINOIS
PACIFIC STOCK EXCHANGE, INC. ...........................    SAN FRANCISCO, CALIFORNIA
PHILADELPHIA STOCK EXCHANGE, INC. ......................    PHILADELPHIA, PENNSYLVANIA
MONTREAL STOCK EXCHANGE.................................    MONTREAL, QUEBEC, CANADA
TORONTO STOCK EXCHANGE..................................    TORONTO, ONTARIO, CANADA
BORSE FRANKFURT AM MAIN.................................    FRANKFORT ON THE MAIN, GERMANY
BORSE DUSSELDORF........................................    DUSSELDORF, GERMANY
BOURSE DE BRUXELLES.....................................    BRUSSELS, BELGIUM
COURTIERS EN VALEURS MOBILIERES.........................    PARIS, FRANCE
THE LONDON STOCK EXCHANGE...............................    LONDON, ENGLAND

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

     THE AGGREGATE MARKET VALUE (BASED UPON THE AVERAGE OF THE HIGHEST AND LOWEST SALES PRICES ON THE COMPOSITE TAPE ON FEBRUARY 28, 1997) OF GENERAL MOTORS CORPORATION $1 2/3 PAR VALUE, CLASS H COMMON STOCKS HELD BY NONAFFILIATES ON FEBRUARY 28, 1997 WAS APPROXIMATELY $42.7 BILLION AND $5.9 BILLION, RESPECTIVELY.

DOCUMENTS INCORPORATED BY REFERENCE:

                                                                PART AND ITEM NUMBER OF FORM 10-K
                          DOCUMENT                                   INTO WHICH INCORPORATED
                          --------                              ---------------------------------
GENERAL MOTORS NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND
  PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO
  BE HELD MAY 23, 1997......................................      PART III, ITEMS 10 THROUGH 13

================================================================================

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

ITEM 1. BUSINESS

GENERAL

     The following information is incorporated herein by reference to the indicated pages in Part II:

ITEM                                                                PAGE
----                                                                ----
Wholesale Sales.............................................    II-48 and 50
Employment and Payrolls.....................................       II-68
Note 22 of Notes to Consolidated Financial Statements
  (Segment Reporting).......................................       II-37

     While the major portion of General Motors' operations is derived from the automotive products industry segment, General Motors also has a financing and insurance industry segment and produces products and provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks and related parts and accessories. The financing and insurance operations, primarily General Motors Acceptance Corporation (GMAC), assist in the merchandising of General Motors' products as well as other products. GMAC offers financial services and certain types of insurance to dealers and customers. In addition, GMAC is engaged in mortgage banking services. The other products segment consists of satellite construction, ownership and operation, communications services, ground equipment, direct-to-home satellite television entertainment services, missile systems, command and control systems, torpedoes and sonar systems, electro-optical systems, airborne radar and communication systems, military training and simulation systems, air traffic control systems, information systems, and guidance and control systems; as well as the design, development, and manufacture of locomotives.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 1996, there were approximately 8,300 General Motors vehicle dealers in the United States, 1,000 in Canada and Mexico, and approximately 5,500 outlets overseas.

BACKLOG OF ORDERS

     Shipments of General Motors' automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes Electronics Corporation had a $15.1 billion and $14.9 billion backlog of defense and commercial contracts at the end of 1996 and 1995, respectively.

RAW MATERIALS AND SERVICES

     General Motors purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect General Motors.

COMPETITIVE POSITION

     General Motors' principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, Chrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Fuji Heavy

Industries, Ltd. (Subaru), Volkswagen A.G., Hyundai Motor Company, Ltd., Daimler-Benz A.G. (Mercedes), Bayerische Motoren Werke AG (BMW), and Volvo AB. All but Volkswagen and Mercedes currently operate vehicle manufacturing facilities in the United States or Canada, however, Mercedes currently has an assembly plant under construction in the United States. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of General Motors passenger cars and trucks during the three years ended December 31, 1996 are summarized in Management's Discussion and Analysis in Part II.

     Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and General Motors' competitive position during the three years ended December 31, 1996 were as follows:

                                                         1996(1)     1995      1994
                                                         -------     ----      ----
                                                            (UNITS IN THOUSANDS)
Total industry registrations
  In the United States...............................    15,586     15,219    15,257
  In Canada and Mexico...............................     1,531      1,343     1,839
  In other countries.................................    34,718     32,853    31,429
                                                         ------     ------    ------
Total industry registrations -- all countries........    51,835     49,415    48,525
                                                         ======     ======    ======

                                                         1996(1)     1995      1994
                                                         -------     ----      ----
                                                         (PERCENT OF TOTAL INDUSTRY)
General Motors' registrations
  In the United States...............................        31%        32%       33%
  In Canada and Mexico...............................        30         32        28
  In other countries.................................         9          9         9
Total General Motors' registrations -- all
  countries..........................................        16         17        17

-------------------------
(1) Preliminary

     The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to General Motors' registrations includes units which are manufactured overseas by other companies and which are imported and sold by General Motors and affiliates.

RESEARCH AND DEVELOPMENT

     In 1996, General Motors spent $8.9 billion for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using General Motors products. In addition, $1.6 billion was spent for customer-sponsored activities, the majority of which were government related. Comparable data for 1995 were $8.2 billion for company-sponsored activities and $1.4 billion for customer-sponsored activities and for 1994 were $6.9 billion for company-sponsored activities and $1.5 billion for customer-sponsored activities, respectively.

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

     Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control hardware discovered during such testing can lead to substantial cost for General Motors related to emissions recalls. New CARB and Federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

     Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Tier 1" standards began phasing in for California vehicles in the 1993 model year and for Federal vehicles in the 1994 model year. The phase-in of these "Tier 1" standards was completed in the 1997 model year.

     In addition to the Tier 1 standards is the CARB Low Emission Vehicle (LEV) Program that began with the 1994 model year and defines requirements through model year 2003 and beyond. This program sets even more stringent exhaust emission standards for cars and trucks sold in California. General Motors will have to meet the LEV Program requirements by marketing a mix of vehicles complying with the Tier 1 standards, Transitional Low Emission Vehicles (TLEVs), Low Emission Vehicles (LEVs), Ultra-Low Emission Vehicles (ULEVs), or Zero Emission Vehicles (ZEVs). From model years 2003 and later, 10% of cars and small light-duty trucks (up to 3,750 lb Loaded Vehicle Weight) sold in California must be ZEVs. Also, GM and six other major vehicle manufacturers signed Memorandum of Agreements (MOAs) with CARB to provide for a more market driven-introduction of ZEVs. The MOAs include provisions for an advanced battery ZEV demonstration program of 3,750 vehicles in the 1998-2000 time frame, a National LEV program or an alternative that provides equivalent emission benefits in California, the capability to produce specified numbers of ZEVs as warranted by demand, and continued research and development of advanced batteries.

     The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the Federal requirements and six states have done so. In addition, the Ozone Transport Commission (OTC), representing twelve Northeast states and the District of Columbia, asked the EPA to require the OTC jurisdictions to impose the California LEV program requirements throughout the Northeast Ozone Transport Region (OTR). The EPA granted this request on January 24, 1995. This could mean that vehicles designed for the California LEV program, including ZEVs, would have to be offered for sale in that region of the country. As an alternative, the auto industry has proposed a National LEV program, which would require the phase-in of TLEVs and LEVs in the northeast starting in 1997, and vehicles in all states outside California meeting LEV standards on average starting in 2001. The EPA has proposed rulemaking which would implement the National LEV program as a voluntary alternative available to automakers.

     In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, far more complex than those currently used to diagnose problems with emission control systems, are required both Federally and in California effective with the 1996 model year. This new system has the potential of increasing warranty costs and the chance for recall.

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

     Starting in the 2000 model year, today's test procedure for exhaust emissions will become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle. Both of these requirements have the potential of adding hardware (and thus costs) to many vehicles.

INDUSTRIAL ENVIRONMENTAL CONTROL

     General Motors is subject to various laws relating to the protection of the environment, and is in various stages of investigation or remediation for sites where contamination has been alleged. GM has recorded an accrued liability of $646 million at December 31, 1996 and $692 million at December 31, 1995 for worldwide environmental cleanup as summarized below:

- GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The foreseeable total liability for 1997 and beyond for sites involving GM is estimated to be $209 million, which was recorded at December 31, 1996. This compares to $227 million at December 31, 1995.

- For closed or closing plants owned by the Corporation, an estimated liability for environmental cleanup is typically recognized at the time the closure decision is made for actions which are not specifically required by regulations or government action but which serve to minimize future liability. Such liability, which is based on an environmental assessment of the plant property, is estimated at $121 million, which was recorded at December 31, 1996. This compares to $136 million at December 31, 1995.

- GM is involved in investigations and cleanup activities at additional locations worldwide with a foreseeable liability of approximately $316 million, which was recorded at December 31, 1996. This compares to $329 million at December 31, 1995.

     The cost impact of the Clean Air Act Amendments under Title V are the annual emission fees of approximately $9 million per year. Additionally, the cost of obtaining Title V permits are approximately $5 million for 1996 and an estimated $2 million for 1997, not including any internal labor costs. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring requirements are estimated to cost $500 to $700 million through the year 2003.

     Expenditures by General Motors in the United States for industrial environmental control facilities during the three years ended December 31, 1996 were (in millions): 1996-$117; 1995-$116; and 1994-$118. The Corporation
currently estimates that future expenditures for industrial environmental control facilities through 2000 will be (in millions): 1997-$129; 1998-$106; 1999-$88; and 2000-$62. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

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

     A final rule allowing use of Daytime Running Lamps (DRL) as an option was issued by the National Highway Traffic Safety Administration (NHTSA). As a result, GM announced its intent to provide DRL starting in 1995 on selected models. Daytime Running Lamps (DRL) are standard on all GM 1997 model year cars and light trucks, with the exception of the Oldsmobile 'W' car (Cutlass Supreme). The new Olds 'W' car (Intrigue) will be a 1998 model year vehicle introduced mid-year 1997, and will be equipped with DRL.

     GM is meeting the government requirement for passive restraints by installing driver and passenger supplemental inflatable restraints (air bags) on all passenger cars and selected light trucks and vans. Driver air bags have been approved for all remaining light trucks and vans during the 1997 and 1998 model years, with a phase-in of dual front passenger air bags in these same vehicles through the 1999 model year. This will meet the requirements of NHTSA's final rule specifying that air bags be the only means used to meet the automatic restraint requirements for passenger cars and light trucks and vans on a phased-in basis beginning September 1, 1996 and culminating Sept. 1, 1998.

     GM is working with NHTSA and suppliers to introduce less aggressive air bags in order to address concerns about inflation injuries, particularly to children and smaller adult passengers who are not properly restrained.

     New dynamic side impact protection requirements similar to those for cars will apply to certain light trucks and vans beginning September 1, 1998. Side structure and interior trim designs of future models will continue to be affected. Additional market pressure and future model design effects are likely regarding side impact performance at higher crash speeds. This will result as the federal government begins its consumer information side impact crash test program at an elevated impact speed, starting with 1997 model passenger cars.

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

AUTOMOTIVE FUEL ECONOMY

     The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the General Motors 1996 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 28.3 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 1997 model year passenger cars is projected at 28.1 mpg versus the standard of 27.5 mpg.

     Fuel economy standards for light-duty trucks became effective in 1979. General Motors' light truck CAFE fleet average for the 1995 model year reached
20.1 mpg versus the standard of 20.6 mpg. For the 1996 model year, GM's truck CAFE is projected to be 20.7 mpg which is also the standard. GM's 1997 model year truck CAFE is projected at 20.4 mpg versus a standard of 20.7 mpg. Projected shortfalls to the standard are expected to be offset by credits from future model years.

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

SEGMENT REPORTING DATA

     Industry segment and geographic segment data for 1996, 1995, and 1994 are summarized in Note 22 of Notes to Consolidated Financial Statements in Part II.

                                     ******

     The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2. PROPERTIES

     The Corporation, excluding General Motors Acceptance Corporation, has 309 locations operating in 36 states and 165 cities in the United States. Of these, 25 are engaged in the final assembly of GM cars and trucks; 30 are service parts operations responsible for distribution or warehousing; 30 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 18 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 54 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Austria, Belgium, and Spain.

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

ITEM 3. LEGAL PROCEEDINGS

     (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 1996, or subsequent thereto, but before the filing of this report are summarized below. Reference should also be made to Note 18 to Consolidated Financial Statements in Part II.

ENVIRONMENTAL MATTERS

     In November, 1996, the Wayne County Department of Health Air Pollution Division ("Wayne County") informed General Motors that it was seeking fines in excess of $100,000 in connection with allegations that intermittent emissions of offensive odors have occurred since 1993 at GM's Oil Reclamation

Facility at Clark Street in Detroit, Michigan. General Motors and Wayne County are continuing discussions to resolve this matter.

                                      * *

     On March 1, 1993, the U.S. Environmental Protection Agency ("EPA") Region V issued a civil administrative complaint alleging that stormwater from the Chevrolet-Pontiac-GM of Canada Group's Pontiac Fiero plant in Pontiac, Michigan exceeded the facility's National Pollutant Discharge System Permit from May 1989 through May 1992.

     On March 26, 1993, the Region V office of the EPA issued a Civil Administration Complaint against the Corporation alleging that 65 petroleum and hazardous substance underground storage tanks (USTs), which it has operated at its Technical Center in Warren, Michigan, have been in violation of certain of the EPA UST regulations. The EPA has proposed a civil penalty of $267,447. Based upon its current evaluation of this matter, General Motors believes that the operations cited by the EPA's complaint have been and remain in substantial compliance with applicable UST regulations. On June 28, 1996, an EPA Administrative Law Judge ("ALJ") made a determination that General Motors is liable for stormwater discharges from the closed Fiero assembly plant in Pontiac, Michigan which exceed the 1988 permit limits for copper, lead and zinc. The ALJ rejected General Motors' arguments that the permit (a) was void by Act of Congress, (b) had expired in 1990, and (c) in any event, did not apply because the source of the metals is not industrial operations but rather from
(1) ambient rainfall and (2) dissolving by acid rain of copper gutters, lead solder and flashing, and galvanized roof decking. Ruling that copper, lead and zinc are pollutants for which dischargers are strictly responsible regardless of their source, the ALJ found General Motors liable for 92 permit exceedances. General Motors came into compliance in 1992 by coating the metal on the roof. The EPA sought the $125,000 maximum administrative penalty; the ALJ supervised negotiations between the EPA and General Motors regarding the amount of the penalty and recommended a penalty of $62,500. General Motors is appealing the amount of the penalty and the determination of strict liability before the EPA Board of Appeals.

                                      * *

     In March 1993, the Michigan Department of Natural Resources (MDNR) notified the Corporation's Powertrain Division (PD) that MDNR was making a referral to the Michigan Attorney General for resolution of allegations by MDNR that a PD facility in Saginaw, Michigan had failed to conduct a timely environmental investigation to MDNR's satisfaction of a landfill and certain other areas at the facility's property, and that PD's on-site water recycling basins were improperly discharging contaminants into the groundwater and the Saginaw River.

                                      * *

     On June 28, 1994, the Attorney General for the State of Michigan, on behalf of the MDNR, filed a complaint in Circuit Court of the 30th Judicial Circuit in Ingham County, Michigan alleging that several of GM's plants released polychlorinated biphenyls (commonly referred to as "PCBs") into the Saginaw River thereby causing damage to natural resources in the river and Saginaw Bay. The State has not asserted that it is seeking fines or penalties and no amount is specified in the complaint as damages, but the State is seeking reimbursement of all its past and future response costs, including enforcement costs, and natural resource damages relating to the Saginaw River and Bay. In this regard, representatives of the State have indicated that the State will be seeking "tens of millions of dollars" in damages as well as several million dollars in past response costs. GM is currently in discussions with representatives of the Michigan Attorney General and the MDNR regarding this matter.

     GM has also been advised that the U.S. Department of Interior ("DOI") may be conducting an investigation of these matters and any related damage to the environment, and that DOI may pursue independent claims against GM, the City of Saginaw and Bay City.

                                      * *

OTHER MATTERS

     In October, 1994, as previously reported, a California jury awarded a total of $89.5 million in damages against Hughes, including punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence. On January 6, 1997, the Court of Appeal reversed the trial court's decision to set aside the verdicts, reinstated the jury verdicts, but reduced the two $40 million punitive damage awards to $5 million and $2.83 million, resulting in an aggregate judgment of $17.33 million. Hughes has filed a petition for review by the California Supreme Court, which was supported by various amicus briefs. Because review by the California Supreme Court is in the discretion of that court, no assurance can be given that the case will be accepted for review, or that if accepted, the Supreme Court's decision will be favorable to Hughes.

                                      * *

     On April 26 and 27, 1996, two purported class actions, Keith McGill v. General Motors Corporation and Richard Dolowich v. General Motors Corporation, were filed against General Motors in the Supreme Court of the State of New York, Counties of Bronx and Suffolk, alleging defective rear disc brake caliper pins in the "GM W-Body car". These actions have been consolidated in the Supreme Court of the State of New York, County of Bronx. The Dolowich suit is brought on behalf of all persons and entities in the United States who currently own or lease or previously owned or leased a 1988-1993 Buick Regal, Oldsmobile Cutlass Supreme, Pontiac Grand Prix or Chevrolet Lumina. The McGill suit includes the same model year vehicles, but is brought on behalf of persons and entities residing in the State of New York who purchased or leased such vehicles and still own them. Three additional purported nationwide class actions, brought on behalf of current and previous owners of the same vehicles, have been filed in Federal courts in New Jersey, Garcia v. General Motors, and Pennsylvania, Neff
v. General Motors and Marcel v. General Motors. Two additional purported class actions involving the same vehicles were filed, one in the Superior Court of New Jersey for Burlington County, Bishop v. General Motors Corporation and another in the United States District Court for the Eastern District of Pennsylvania, Cohen v. General Motors Corporation. Together, the complaints allege violation of state consumer protection laws, fraud, negligent misrepresentation, and breach of express and implied warranty, and seek unspecified amounts of economic damages, punitive damages not less than $20 million, attorneys' fees and costs, and injunctive relief. The Neff, Marcel and Cohen actions have been consolidated in Pennsylvania State Court. The Garcia and Bishop actions have been consolidated in New Jersey State Court. On November 11, 1996, the New Jersey state court rendered a decision certifying a class of all past and present owners of 1988 through 1993 model year Buick Regals, Chevrolet Luminas, Oldsmobile Cutlass Supremes and Pontiac Grand Prix. The New Jersey Appellate Division denied GM's motion for leave to appeal, but noted that the trial court is required to monitor compliance with the requirements to maintain a class. General Motors had requested the New Jersey Supreme Court to review the class certification.

                                      * *

     Two suits, Stephen A. Solomon v. General Motors Corporation, et al. and TRV Holding Company v. General Motors Corporation, et al., (collectively "Solomon/TRV"), were filed in Delaware Chancery Court on May 13 and 18, 1994, respectively. Such actions have been consolidated and a consolidated amended complaint was filed on April 2, 1996. In addition, on May 10, 1996, a second amended and supplemental consolidated complaint (the "Second Amended Complaint") was filed by plaintiffs in this action. Another lawsuit, Ward et al., as Trustees for the Eisenberg Children's Irrevocable Trust II v. General Motors Corporation, et al. ("Ward"), was filed in Delaware Chancery Court on November 15, 1995. On May 17, 1996, Solomon/TRV and Ward (collectively, "Solomon/TRV/Ward") were consolidated and the Second Amended Complaint was adopted as the complaint for the consolidated action.

     Solomon/TRV/Ward purports to be a class action brought on behalf of former holders of Class E common stock, $0.10 par value per share (the "Class E Common Stock"), of General Motors Corporation, a Delaware corporation ("General Motors"), against certain present and former directors of General Motors, as well as a double derivative action brought on behalf of EDS against certain present and former directors of General Motors and certain former directors of EDS (all of whom are also directors or officers of General Motors). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. The Second Amended Complaint alleges that defendants have breached and are continuing to breach their fiduciary duties in connection with their conduct with respect to EDS and the proposed split-off of EDS from General Motors (the "Split-Off"). In particular, the complaint alleges that the process of establishing terms for the Split-Off, including the consideration of alternatives to such transaction and the negotiating process in connection therewith, was unfairly dominated and controlled by General Motors and that the resulting terms unfairly benefit General Motors and its continuing shareholders, including the holders of common stock, $1 2/3 par value per share (the "$1 2/3 Common Stock"), and the Class H common stock, $0.10 par value per share (the "Class H Common Stock"), of General Motors, to the detriment of EDS and the former holders of Class E Common Stock. The complaint also alleges that the Split-Off would unfairly effect a disposition of EDS because it would not provide for a recapitalization of the Class E Common Stock into $1 2/3 Common Stock at a 120% exchange ratio, as had been provided in the General Motors Certificate of Incorporation upon a disposition by General Motors of substantially all of the business of EDS. Furthermore, the complaint alleges that the solicitation of consents by General Motors with respect to the proposed Split-Off is wrongfully coercive and the solicitation statement being used in connection therewith is materially deficient. The Second Amended Complaint seeks monetary damages from the defendants, as well as an injunction against further action in connection with the Split-Off. In addition, the complaint seeks an order appointing independent representatives to act on behalf of and protect the interests of EDS and the former holders of Class E Common Stock. The complaint also seeks an order requiring the defendants to disseminate completely all material information to the former holders of Class E Common Stock in connection with the Split-Off.

     On May 10, 1996, the plaintiffs in the consolidated action filed a motion for expedited proceedings, including a request for a hearing on their application for a preliminary injunction against further action in connection with the Split-Off. As a result of such application, a hearing on the plaintiffs' application for a preliminary injunction had been scheduled for May 30, 1996. On May 23, 1996, after limited discovery, the plaintiffs' counsel informed the court that plaintiffs had concluded that adequate relief could be afforded to the plaintiff class members after the Split-Off is consummated and were withdrawing their application for expedited proceedings including a preliminary injunction hearing. Thus, plaintiffs abandonded their pursuit of an injunction to prevent consummation of the Split-Off. On June 7, 1996, having received consent of a majority of the holders of each class of its common stock, General Motors Split-Off EDS to former General Motors Class E stockholders. (See Tabulation of consents at Item 4, page 36 of the Form 10-Q filed by General Motors for the Quarter Ended June 30, 1996). Since the date of the Split-Off, plaintiffs have not filed a further amended complaint.

                                      * *

     In September 1973, Hughes Aircraft Company ("HAC") filed suit against the U.S. Government in the U.S. Court of Claims seeking reasonable and entire compensation for the unauthorized manufacture or use by the United States of the invention claims in a HAC patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. In late 1983, the United States Court of Appeals for the Federal Circuit (the U.S. Court with appellate jurisdiction for patent cases) ruled that the Williams Patent was valid and that the Government had infringed that patent. The compensation which HAC is entitled to recover as a result of the Government's infringement is now being determined by the U.S. Court of Claims, as well as whether additional U.S. Government satellites also infringe.

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

Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October of 1996. The U.S. Government has filed a petition with the U.S. Supreme Court seeking certiorari. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H Common Stock.

                                      * *

     As previously reported, thirty-eight class actions have been filed in state and Federal courts against the Corporation, claiming that 1973-1987 model Chevrolet and GMC full-size pickup trucks are defective because their fuel tanks are mounted below the cab and outside the frame rails. Twenty-four Federal court class actions were transferred to the Federal court in Philadelphia, Pennsylvania by the Judicial Panel on Multidistrict Litigation. In these actions, plaintiffs claimed that the fuel tank locations make the vehicles unreasonably susceptible to fuel-fed fires following side-impact collisions. Plaintiffs alleged breach of contract and warranty, negligence, fraud and negligent misrepresentation, as well as violation of various state consumer protection laws. The lawsuits seek compensatory and punitive damages and injunctions requiring notice to owners, repairs, retrofitting and "disgorgement" of revenues.

     An agreement for a nationwide settlement of the class actions pending in federal and state courts received final court approval on December 19, 1996, by a state court in Louisiana. The settlement, which is not expected to have a material effect on the consolidated financial statements of General Motors, provides for owners of 1973 to 1991 full-size pickup trucks and cab chassis with outside-the-frame fuel tanks, as of July 3, 1996, to receive certificates for $1,000 toward the purchase of any new General Motors passenger car or light truck, except Saturns. The certificates can be used for the first 15 months at $1,000 or transferred one time, whereupon the transferee would be able to use the certificate for $500 ($250 if used with a General Motors rebate) toward the purchase of an eligible vehicle until expiration of the 15-month period. After the first 15 months, original recipients of the certificates may use them for an additional 18 months at $500 or transfer them, whereupon the transferee would be able to use the certificates for $250 towards the purchase of an eligible vehicle. For fleets and governmental entities, after the first 15 months, the certificates are reduced to $250 for an additional 35 months, but are not transferable, except to other departments or agencies of the same governmental entity.

     The settlement also provides for $4.1 million to fund motor vehicle fire safety research. Research funds will be used to benefit motor vehicle safety generally, and research will not be done on the pickup trucks. The court ordered General Motors to pay plaintiffs' attorneys' fees and costs totaling $27.875 million. Various appeals have been filed, including an appeal by General Motors seeking to reduce the award of fees and costs to plaintiffs' attorneys. Certificates will not be issued until appeals are concluded and the approval of the settlement is final. General Motors cannot estimate the amount of time required to resolve the various appeals.

     There are also pending individual product liability claims and lawsuits involving allegations of defects in the design of such vehicles resulting in fuel-fed fires following side-impact collisions. GM intends to defend these cases vigorously.

                                      * *

     On December 2, 1996, a purported class action, Alma Rose Rangel, et al. v. General Motors Corporation, was filed in District Court, Webb County, Texas, claiming that the Type III door latches used in approximately 40 million 1978 to 1986 model GM passenger cars and light trucks are defective. Plaintiffs allege breaches of express and implied warranties, negligence and gross negligence and seek compensatory and punitive damages and attorneys' fees. No determination has been made that the case can proceed as a class action. GM has removed the case to the United States District Court, Southern District of Texas, Laredo Division and intends to oppose certification of a class and defend the case vigorously. Separately, a petition to open a defect investigation of the Type III door latches was denied by the National Highway Safety Traffic Administration.

                                      * *

     Eight suits, denominated by plaintiffs as class actions, were filed in Delaware Chancery Court, Jules Levine v. General Motors Corporation, et al., on February 6, 1997; Steven Verkouteren v. General Motors Corporation, et al., on February 6, 1997; Malcolm Rosenwald v. General Motors Corporation, et al., on February 7, 1997; Richard Strauss v. General Motors Corporation, et al., on February 7, 1997; Jeanette Whited, et al. v. General Motors Corporation, et al., on February 26, 1997; Andrew Carlucci, I.R.A. v. General Motors Corporation, et al., on March 3, 1997; Dr. Joseph Mantel v. General Motors Corporation, et al., on March 5, 1997; and John P. McCarthy Profit Sharing Plan v. General Motors Corporation, et al., on March 6, 1997. On March 19, 1997, a proposed Order of Consolidation of all eight actions was forwarded to the Delaware Chancery Court on behalf of counsel for all plaintiffs. Under the proposed order, the complaint in the Whited suit would be adopted as the complaint in the consolidated action. That complaint purports to be brought against General Motors and its directors on behalf of Class H stockholders who either do not own any $1 2/3 common stock or who own a larger percentage of outstanding Class H common stock than they own of outstanding $1 2/3 common stock. The complaint alleges, essentially, that defendants are breaching their contractual and fiduciary obligations to holders of Class H common stock by structuring the spin-off of Hughes Electronics Corporation's defense business and related transactions (see discussion of Hughes Transactions at pp. II-58 and 59) to benefit General Motors and its $1 2/3 common stockholders at the expense of General Motors Class H common stockholders. It is further alleged, among other things, that Class H common stockholders are being coerced to forfeit the current provisions of GM's Certificate of Incorporation that would result under certain circumstances in a recapitalization of Class H common stock at a 120 percent exchange rate in order to receive the benefits of the transactions. It is also alleged that no independent representative is separately representing the interests of Class H common stockholders. Principally, the complaint seeks monetary damages, an order enjoining the transactions, the implementation of procedural safeguards to protect the interests of Class H stockholders, and the rescission of the transactions if they are consummated. Plaintiffs have advised that they intend to serve a Consolidated Amended Complaint as soon as practicable. GM believes the suits are without merit and intends to defend them vigorously.

                                      * *

     Four separate putative class actions have been filed alleging defects in vehicle paint. One has been dismissed. No determination has been made as to whether any of the three pending cases may proceed as a class action.

     As previously reported, on March 24, 1995, a purported nationwide class action, Christian Amedee and Louis Fuxan v. General Motors Corporation, et al., was filed in the Civil District Court for the Parish of New Orleans, State of Louisiana, alleging the paint or paint application process used by GM at several unspecified North American assembly plants was defective due to the omission of a surface layer primer, allegedly causing the paint to prematurely delaminate, deteriorate, and peel. Plaintiffs seek unspecified compensatory damages, equitable relief, interest, costs and attorneys' fees. On May 3, 1995, another purported class action, Barney Kizzire v. General Motors Corporation and Bynum Oldsmobile-Pontiac-Cadillac-GMC, Inc., was filed in the Circuit Court for Fayette County, Alabama, on behalf of a proposed class of Alabama residents who purchased 1989 GMC pickup trucks alleging that the paint was defective. That case was subsequently removed to federal court and the named plaintiff's claims were all dismissed with prejudice on November 27, 1996. On July 12, 1996, the Corporation was served with a putative class action filed in the Circuit Court of Greene County, Alabama, Robert J. Reining, et al. v. General Motors Corporation. The complaint alleges that the paint systems used in the 1985 through 1995 model years are defective or potentially defective because GM switched to "water-based primers" which could result in various problems with vehicle finish, and seeks compensatory damages, disgorgement of profits, exemplary damages, costs and a determination that GM is financially responsible for the costs of repair or replacement.

     On January 29, 1997, the Corporation was served with a putative class action, Karpowicz v. General Motors Corporation, filed in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois. This case, purportedly brought on behalf of Illinois purchasers of new vehicles which experienced peeling paint, alleges that GM broke a promise to repair paint conditions for six years from the date of purchase and failed to implement fair and uniform corrective measures. The complaint seeks unspecified compensatory damages, statutory damages and penalties; an injunction halting the practices alleged; and attorneys' fees, litigation expenses and costs.

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

                                      * *

     On January 23, 1997, in the matter of Jacobson, et al v. Hughes Aircraft Co. et al, the U.S. Court of Appeals for the 9th Circuit reversed and remanded a decision of the U.S. District Court in Los Angeles in which the District court had dismissed the plaintiff's complaint without leave to amend, for failure to state a claim. The complaint in that action, filed in January, 1992, by five retired employees of Hughes as a putative class action to obtain increased retirement benefits, alleged that the Hughes Non-Bargaining Retirement Plan had been constructively terminated and split into two separate plans by virtue of action by Hughes in 1991 in which it amended the Plan in order to implement a non-contributory benefit formula for newly hired employees. The complaint alleges that an effect of the amendment is that assets of the Plan have been used improperly. On February 20, 1997, Hughes filed a request for rehearing seeking to reinstate the decisions of the District court, all of which was supported by friend of the court briefs by the Pension Benefit Guaranty Corporation, Raytheon, various industry groups, and Hughes retirees and employees associations. Hughes strongly believes that it should prevail in this action and that ultimately it will do so. If the rehearing is not granted by the U.S. Court of Appeals Hughes will seek certiorari from the U.S. Supreme Court.

     On February 10, 1997, citing the January 16, 1997 announcement by General Motors, Hughes Electronics and Raytheon of the planned spin-off of Hughes Aircraft Company from General Motors, and the planned merger of Hughes Aircraft Company with Raytheon Company, plaintiffs filed a motion with the U.S. Court of Appeals for the 9th Circuit seeking to enjoin Hughes and the Plan from transferring assets, control, or administration of the Plan to any other employer, or from terminating or amending the Plan. Hughes believes there is no basis for the injunctions sought by Plaintiffs. Hughes and the Plaintiffs have filed briefs with the Court of Appeals relating to Plaintiffs motion to enjoin, and await a decision of the Court. Hughes is vigorously contesting the motion.

                                      * *

     (b) Previously reported legal proceedings which have been terminated, either during the quarter ended December 31, 1996, or subsequent thereto, but before the filing of this report are summarized below:

     In connection with a matter that was reported as terminated in the GM Form 10-Q for the period ended June 30, 1996, specifically, approval by the United States District Court for the District of Columbia, on April 30, 1996 of a consent decree previously signed by the U.S. Environmental Protection Agency ("EPA"), the U.S. Department of Justice, and General Motors to resolve allegations that GM violated the Clean Air Act and EPA emissions regulations with regard to 470,000 1991-1995 model Cadillacs having 4.9 liter engines.

GM has entered into a related agreement with the California Air Resources Board ("CARB") under which General Motors will pay $600,000 to the California Air Pollution Control Board, $500,000 to the University of Southern California to fund studies on the effects of air pollution on children's health and provide a number of electric vehicles and advanced electric vehicle batteries to CARB to resolve potential allegations that CARB was considering asserting against General Motors regarding non-compliance of the aforementioned Cadillac 4.9 liter engines under various vehicle emission standards and vehicle certification procedures required by California statutes and regulations.

                                      * *

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the three months ended December 31, 1996.

                                     * * *

                                    PART II

                           GENERAL MOTORS CORPORATION
                                AND SUBSIDIARIES

                             CROSS REFERENCE SHEET

                    10-K ITEM                                   PAGE (AND CAPTION) IN PART II
                    ---------                                   -----------------------------
5.   Market for Registrant's Common Equity and
       Related Stockholder Matters
       (a) Market information....................    II-42 --  Selected Quarterly Data
       (b) Approximate number of holders of
           common stocks.........................    II-43 --  Selected Quarterly Data
       (c) Dividends
            (1) History..........................    II-42 --  Selected Quarterly Data
            (2) Policy...........................    II-35 --  Dividends on Common Stocks
6.   Selected Financial Data.....................    II-45 --  Selected Financial Data
7.   Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations................................    II-48 --  Management's Discussion and Analysis
8.   Financial Statements and Supplementary
     Data........................................    II-2 --   Responsibilities for Consolidated
                                                               Financial Statements
                                                     II-3 --   Independent Auditors' Report
                                                     II-4 --   Consolidated Statements of Income for the
                                                               Years Ended December 31, 1996, 1995, and
                                                               1994
                                                     II-5 --   Consolidated Balance Sheets, December 31,
                                                               1996 and 1995
                                                     II-6 --   Consolidated Statements of Cash Flows for
                                                               the Years Ended December 31, 1996, 1995,
                                                               and 1994
                                                     II-7 --   Notes to Consolidated Financial Statements
                                                     II-42 --  Selected Quarterly Data
9.   Changes in and Disagreements with
       Accountants on Accounting and Financial
       Disclosure................................    None

             RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements of General Motors Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on judgments of management. Financial information elsewhere in this Annual Report is consistent with that in the consolidated financial statements.

     Management is further responsible for maintaining a system of internal accounting controls that is designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in the system of controls is that it is continually reviewed for its effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

     Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal accounting controls and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

     The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of the system of internal accounting controls. It is management's conclusion that the system of internal accounting controls at December 31, 1996 provides reasonable assurance that the books and records reflect the transactions of the companies and that its established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal accounting controls, and the quality of the financial reporting.

/s/ JOHN F. SMITH, JR.                   /s/ J. MICHAEL LOSH
-------------------------------------    ---------------------------
JOHN F. SMITH, JR.                       J. MICHAEL LOSH
Chairman, Chief Executive Officer,       Chief Financial Officer
and President

                          INDEPENDENT AUDITORS' REPORT

General Motors Corporation,
its Directors, and Stockholders:

     We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statements of Income and Cash Flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, effective January 1, 1995 the Corporation changed its method of accounting for sales to daily rental car companies. Also, as discussed in Notes 1 and 4 to the financial statements, respectively, effective January 1, 1994 the Corporation changed its methods of accounting for postemployment benefits and certain investments in debt and equity securities.

/s/ DELOITTE & TOUCHE LLP
--------------------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 28, 1997

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                      (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE AMOUNTS)
Net sales and revenues (Note 1)
Manufactured products.......................................    $145,341    $143,666    $134,760
Financial services..........................................      12,674      11,664       9,419
Other income (Note 3).......................................       6,054       4,942       4,320
                                                                --------    --------    --------
      Total net sales and revenues..........................     164,069     160,272     148,499
                                                                --------    --------    --------
Costs and expenses
Cost of sales and other operating charges, exclusive of
  items listed below........................................     123,922     121,300     113,585
Selling, general and administrative expenses................      14,580      12,550      11,319
Depreciation and amortization expenses (Note 1).............      11,840      11,213       9,645
Interest expense (Note 11)..................................       5,695       5,182       5,392
Plant closings reserve adjustments (Note 17)................        (727)         --          --
Other deductions (Note 3)...................................       2,083       1,678       1,460
                                                                --------    --------    --------
      Total costs and expenses..............................     157,393     151,923     141,401
                                                                --------    --------    --------
Income from continuing operations before income taxes.......       6,676       8,349       7,098
Income taxes (Note 7).......................................       1,723       2,316       2,232
                                                                --------    --------    --------
Income from continuing operations before cumulative effect
  of accounting changes.....................................       4,953       6,033       4,866
Income from discontinued operations (Note 2)................          10         900         793
Cumulative effect of accounting changes (Note 1)............          --         (52)       (758)
                                                                --------    --------    --------
      Net Income............................................       4,963       6,881       4,901
Preference shares tender offer premium (Note 19)............          --         153          --
Dividends on preference stocks (Note 19)....................          81         211         321
                                                                --------    --------    --------
      Earnings on common stocks.............................    $  4,882    $  6,517    $  4,580
                                                                ========    ========    ========
Earnings attributable to common stocks (Note 20)
  $1 2/3 par value from continuing operations before
    cumulative effect of accounting changes.................    $  4,589    $  5,404    $  4,296
  Income (loss) from discontinued operations (Note 2).......          (5)        105         349
  Cumulative effect of accounting changes (Note 1)..........          --         (52)       (751)
                                                                --------    --------    --------
      Net earnings attributable to $1 2/3 par value.........    $  4,584    $  5,457    $  3,894
                                                                ========    ========    ========
  Income from discontinued operations attributable to Class
    E (Note 2)..............................................    $     15    $    795    $    444
                                                                ========    ========    ========
  Class H before cumulative effect of accounting change.....    $    283    $    265    $    249
  Cumulative effect of accounting change (Note 1)...........          --          --          (7)
                                                                --------    --------    --------
      Net earnings attributable to Class H..................    $    283    $    265    $    242
                                                                ========    ========    ========
Average number of shares of common stocks outstanding (in
  millions)
  $1 2/3 par value..........................................         756         750         741
  Class E (Notes 2 and 20)..................................         470         405         260
  Class H...................................................          98          96          92
Earnings per share attributable to common stocks (Note 20)
  $1 2/3 par value from continuing operations before
    cumulative effect of accounting changes.................       $6.07       $7.14       $5.74
  Income (loss) from discontinued operations (Note 2).......       (0.01)       0.14        0.46
  Cumulative effect of accounting changes (Note 1)..........          --       (0.07)      (1.05)
                                                                --------    --------    --------
      Net earnings attributable to $1 2/3 par value.........       $6.06       $7.21       $5.15
                                                                ========    ========    ========
  Income from discontinued operations attributable to Class
    E (Note 2)..............................................       $0.04       $1.96       $1.71
                                                                ========    ========    ========
  Class H before cumulative effect of accounting change.....       $2.88       $2.77       $2.70
  Cumulative effect of accounting change (Note 1)...........          --          --       (0.08)
                                                                --------    --------    --------
      Net earnings attributable to Class H..................       $2.88       $2.77       $2.62
                                                                ========    ========    ========

Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1996           1995
                                                                ----           ----
                                                               (DOLLARS IN MILLIONS)
ASSETS
Cash and cash equivalents...................................  $ 14,063       $ 10,495
Other marketable securities.................................     8,199          5,523
                                                              --------       --------
     Total cash and marketable securities (Notes 1 and 4)...    22,262         16,018
Finance receivables -- net (Note 5).........................    57,550         59,806
Accounts and notes receivable (less allowances).............     6,557          6,979
Inventories (less allowances) (Note 6)......................    11,898         11,348
Net assets of discontinued operations (Note 2)..............        --          5,055
Contracts in process (less advances and progress payments of
  $1,010 and $1,327) (Note 1)...............................     2,507          2,469
Deferred income taxes (Note 7)..............................    19,510         19,720
Equipment on operating leases (less accumulated depreciation
  of $7,661 and $7,225) (Note 8)............................    30,112         27,702
Property (Note 1)
  Real estate, plants, and equipment (Note 9)...............    69,770         67,415
  Less accumulated depreciation.............................   (41,298)       (41,017)
                                                              --------       --------
     Net real estate, plants, and equipment.................    28,472         26,398
  Special tools -- net......................................     9,032          8,171
                                                              --------       --------
     Total property.........................................    37,504         34,569
Intangible assets -- net (Notes 1 and 10)...................    12,691         10,273
Other assets................................................    21,551         19,724
                                                              --------       --------
     Total assets...........................................  $222,142       $213,663
                                                              ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable (principally trade)........................  $ 14,221       $ 12,685
Notes and loans payable (Note 11)...........................    85,300         81,222
Deferred income taxes (Note 7)..............................     3,207          3,108
Postretirement benefits other than pensions (Note 14).......    43,190         41,596
Pensions (Note 16)..........................................     7,599          6,691
Other liabilities and deferred credits (Note 15)............    45,207         45,015
                                                              --------       --------
     Total liabilities......................................   198,724        190,317
Stockholders' equity (Notes 19 and 20)
Preference stocks...........................................         1              1
Common stocks
  $1 2/3 par value (issued, 756,619,625 and 753,008,273
     shares)................................................     1,261          1,255
  Class E (Note 2; issued, 442,812,166 shares in 1995)......        --             44
  Class H (Note 23; issued, 100,075,000 and 97,152,014
     shares)................................................        10             10
Capital surplus (principally additional paid-in capital)....    19,189         18,871
Retained earnings...........................................     6,137          7,185
                                                              --------       --------
     Subtotal...............................................    26,598         27,366
Minimum pension liability adjustment (Note 16)..............    (3,490)        (4,736)
Accumulated foreign currency translation adjustments........      (113)           223
Net unrealized gains on investments in certain debt and
  equity securities (Note 4)................................       423            493
                                                              --------       --------
     Total stockholders' equity.............................    23,418         23,346
                                                              --------       --------
     Total liabilities and stockholders' equity.............  $222,142       $213,663
                                                              ========       ========

Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                  ----         ----         ----
                                                                       (DOLLARS IN MILLIONS)
Cash flows from operating activities
  Income from continuing operations before cumulative effect
    of accounting changes...................................    $   4,953    $   6,033    $   4,866
  Adjustments to reconcile income from continuing operations before cumulative effect of accounting changes to net
    cash provided by operating activities
      Depreciation and amortization expenses................       11,840       11,213        9,645
      Provision for ongoing postretirement benefits other
         than pensions, net of cash payments................        1,575        1,684        2,253
      Pension expense, net of cash contributions............          801       (2,932)      (5,018)
      Plant closings reserve adjustments....................         (727)          --           --
      Pre-tax loss (gain) on sale of business units.........          253          116          (18)
      Originations and purchases of mortgage loans..........      (19,455)     (12,086)     (10,136)
      Proceeds on sales of mortgage loans...................       18,157       11,613       10,719
      Provision for financing losses........................          669          449          177
      Change in other operating assets and liabilities
         Accounts receivable................................         (178)        (331)      (1,991)
         Inventories........................................         (757)      (1,214)      (1,656)
         Accounts payable...................................        1,530          980        1,267
         Deferred taxes and income taxes payable............         (562)       1,892          968
         Other liabilities..................................          227           31        2,573
      Other.................................................          394         (899)      (2,523)
                                                                ---------    ---------    ---------
Net cash provided by operating activities...................       18,720       16,549       11,126
                                                                ---------    ---------    ---------
Cash flows from investing activities
  Expenditures for property.................................       (9,949)      (8,786)      (6,023)
  Special inter-company payment from EDS (Note 2)...........          500           --           --
  Investments in other marketable securities --
    acquisitions............................................      (27,431)     (17,794)     (14,236)
  Investments in other marketable securities --
    liquidations............................................       24,966       17,254       13,583
  Finance receivables -- acquisitions.......................     (155,477)    (163,033)    (156,580)
  Finance receivables -- liquidations.......................      120,253      134,265      136,151
  Proceeds from sales of finance receivables................       36,657       25,389       20,248
  Operating leases -- acquisitions..........................      (18,494)     (15,125)     (14,938)
  Operating leases -- liquidations..........................       10,507        6,268        4,698
  Other.....................................................          778         (495)         888
                                                                ---------    ---------    ---------
Net cash used in investing activities.......................      (17,690)     (22,057)     (16,209)
                                                                ---------    ---------    ---------
Cash flows from financing activities
  Net increase in loans payable.............................          660        6,227        3,900
  Increase in long-term debt................................       15,933       11,242       12,351
  Decrease in long-term debt................................      (12,810)      (9,580)     (14,111)
  Proceeds from the sale of minority interest in
    DIRECTV(R)..............................................          138           --           --
  Repurchases of common and preference stocks...............         (251)      (1,681)          --
  Proceeds from issuing common stocks.......................          480          453        1,017
  Cash dividends paid to stockholders.......................       (1,530)      (1,328)      (1,112)
                                                                ---------    ---------    ---------
Net cash provided by financing activities...................        2,620        5,333        2,045
                                                                ---------    ---------    ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (185)         146          (14)
                                                                ---------    ---------    ---------
Net cash provided by (used in) continuing operations........        3,465          (29)      (3,052)
Net cash provided by (used in) discontinued operations......          103          193          (24)
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........        3,568          164       (3,076)
Cash and cash equivalents at beginning of the year..........       10,495       10,331       13,407
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of the year................    $  14,063    $  10,495    $  10,331
                                                                =========    =========    =========

Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries that are more than 50% owned (Note 2), principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries (Hughes) (collectively referred to as General Motors or GM). General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting (Note 3). GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 1996, filed with the Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to the GM Annual Report on Form 10-K for the period ended December 31, 1996.

     Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 classifications.

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

REVENUE RECOGNITION

     Sales are generally recorded when products are shipped or when services are rendered to independent dealers or other third parties. Provisions for normal dealer sales incentives, returns and allowances, and GM Card rebates are made at the time of vehicle sale. Costs related to special sales incentive programs are recognized as reductions to sales when determinable.

     The Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus in November 1995 on Issue No. 95-1, Revenue Recognition on Sales with a Guaranteed Minimum Resale Value, and concluded that a manufacturer must account for the sale of equipment as an operating lease if it guarantees the resale value of the equipment to the purchaser. The Corporation modified its revenue recognition policy on sales to daily rental car companies, effective January 1, 1995, to conform to the consensus. Adoption of this consensus resulted in an unfavorable cumulative effect of $52 million after-tax, or $0.07 per share, attributable to $1 2/3 par value common stock.

     Sales under long-term contracts, primarily in the defense business, are generally recorded using the percentage-of-completion (cost-to-cost) method of accounting. Sales under certain long-term commercial contracts are recorded using the units-of-delivery method. Profits expected to be realized on contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

     Income on finance receivables in which the face amount includes the finance charge (principally retail financing) is recorded over the terms of the receivables using the interest method. Interest on finance receivables in which the face amount represents the principal (including retail, wholesale, leasing and lease financing, and term loans to dealers) is recorded using the simple interest method. Certain loan origination costs are deferred and amortized to financing revenue over the lives of the related loans using the interest method.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONCLUDED)

     Income from operating lease assets is recognized as scheduled payments become due. Certain operating lease origination costs are deferred and amortized to financing revenue over the lives of the related operating leases using the straight-line method.

     Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission costs and premium taxes incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses represents estimates from reported losses and also includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

PRODUCT-RELATED EXPENSES

     Advertising and sales promotion, research and development, and other product-related costs are charged to expense as incurred; provisions for estimated expenses related to product warranty are made at the time the products are sold. Advertising expense amounted to $3.4 billion in 1996, $3.1 billion in 1995, and $2.8 billion in 1994. Research and development expense was $8.9 billion in 1996, $8.2 billion in 1995, and $6.9 billion in 1994.

DEPRECIATION AND AMORTIZATION

     Depreciation is provided based on estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.

     Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account. Depreciation on capitalized leases with a term of five years or less is provided using the straight-line method; leases with a term in excess of five years are depreciated using the foregoing accelerated methods.

     Depreciation of vehicles and other equipment on operating leases or in General Motors' use is provided generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.

     Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Amortization is applied directly to the asset account. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.

     Depreciation and amortization expenses were as follows (in millions):

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
Depreciation................................................    $ 8,825    $ 7,746    $6,547
Amortization of special tools...............................      2,856      3,212     2,901
Amortization of intangible assets (Note 10).................        159        255       197
                                                                -------    -------    ------
  Total.....................................................    $11,840    $11,213    $9,645
                                                                =======    =======    ======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

     Exchange and translation (losses) gains on an after-tax basis included in consolidated net income in 1996, 1995, and 1994 amounted to $(380) million, $(381) million, and $207 million, respectively.

CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

     Cash paid for interest and income taxes was as follows (in millions):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
Interest....................................................    $5,792    $5,927    $5,056
Income taxes................................................    $2,338    $  447    $1,510

     With respect to noncash transactions, approximately 3 million Series C Preference shares were converted into 45 million Class E shares in 1996 (Notes 2 and 19) and 173 million shares of Class E common stock were contributed to the U.S. pension plans in 1995 (Notes 2 and 16). Also, General Motors entered into capital lease agreements totaling $132 million, $267 million, and $25 million, in 1996, 1995, and 1994, respectively.

ALLOWANCE FOR FINANCING LOSSES

     An allowance for financing losses is generally established during the period in which receivables are acquired and is maintained in amounts considered by management to be appropriate in relation to receivables outstanding. Losses arising from the sale of repossessed collateral are charged to the allowance for financing losses. Where repossession has not been effected, losses are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

REPOSSESSED PROPERTY AND IMPAIRED LOANS

     Losses arising from repossession of the collateral supporting doubtful accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or estimated realizable value in other assets and the related adjustments to the valuation allowance are included in operating expense.

     Nonretail finance receivables are reduced to the estimated fair value of collateral when determined to be impaired or uncollectible.

CONTRACTS IN PROCESS

     Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development, and selling expenses are charged to costs and expenses when incurred. Contracts in process also include estimates relating to claims, requests for equitable adjustments and amounts withheld pending negotiation or settlement with customers. Under certain contracts with the U.S. Government, progress payments are received based on costs incurred on the respective contracts. Title to the inventories related to such contracts (included in contracts in process) vests with the U.S. Government.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

VALUATION OF LONG-LIVED ASSETS

     Effective January 1, 1996, General Motors adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with this standard, General Motors periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose. The adoption of this new accounting standard did not have a material effect on General Motors' consolidated operating results or financial position.

DERIVATIVE INSTRUMENTS

     General Motors is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodities prices. These financial exposures are managed in accordance with corporate policies and procedures.

     Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective as, hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market on a current basis.

     Interest rate swaps that are designated, and effective as, hedges of underlying debt obligations are not marked to market, but are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original contract. Open interest rate swaps are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions, interest rate caps and collars, and swaps with embedded options) and other swaps that do not qualify for hedge accounting are marked to market on a current basis.

     General Motors also enters into commodity forward and option contracts. Since General Motors has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective as, hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market on a current basis.

POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, General Motors adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. SFAS No. 112 requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting SFAS No. 112, determined on a discounted basis, was $1.2 billion ($758 million after-tax), or $751 million ($1.05 per share) attributable to $1 2/3 par value common stock and $7 million ($0.08 per share) attributable to

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

POSTEMPLOYMENT BENEFITS (CONCLUDED)

GM Class H common stock. The noncash charge was primarily related to General Motors' extended-disability benefit program in the U.S., which under SFAS No. 112, is accrued on a service-driven basis.

ENVIRONMENTAL LIABILITIES

     General Motors recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage. The cost of each environmental liability is estimated by engineering, financial, and legal specialists within General Motors based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where General Motors may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation and Liability Act or similar state laws (the Superfund Sites), General Motors typically recognizes a loss once it has been named as a PRP and has determined that some loss is probable and estimable. The Superfund Sites are primarily multi-PRP sites not owned or operated by General Motors. For General Motors' operating plants, an estimated liability is typically recognized either upon completion of an environmental assessment or when General Motors proposes an agreement with the appropriate regulatory agency to take action at a site. For closed or closing plants owned by General Motors and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property.

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

STOCK INCENTIVE PLANS

     Effective January 1, 1996, General Motors adopted SFAS No. 123, Accounting for Stock-Based Compensation, and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock options and other stock-based employee compensation awards. General Motors has determined that the differences between SFAS No. 123 and APB Opinion No. 25, when applied to its options and awards, are not significant in relation to reported net income and earnings per share.

LABOR FORCE

     General Motors, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, which represent approximately 86% of its hourly workforce and 8% of its salaried workforce. Of these represented employees, approximately 86% of hourly and 37% of salaried employees are working under agreements that will expire in 1999. Although new national collective bargaining agreements were completed with the United Auto Workers and Canadian Auto Workers during 1996, several local union agreements have expired and currently are under negotiation. Certain of General Motors suppliers also have represented work forces. Work stoppages by represented employees could disrupt the assembly of vehicles.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 2. EDS SPLIT-OFF

     On June 7, 1996 General Motors split-off Electronic Data Systems Corporation (EDS) to General Motors Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of General Motors former Class E common stock was exchanged for one share of EDS common stock. In addition, General Motors and EDS entered into a new 10-year agreement, under which EDS will continue to be General Motors' principal provider of information technology services and EDS made a special inter-company payment of $500 million to General Motors.

     The financial data related to EDS prior to the June 7, 1996 split-off from General Motors are classified as discontinued operations. The financial results of EDS, including assets and liabilities, subsequent to the split-off are not included in General Motors' consolidated financial statements.

     EDS systems and other contracts revenues from outside customers included in income from discontinued operations totaled $4.3 billion, $8.5 billion, and $6.4 billion for the years ended December 31, 1996, 1995, and 1994, respectively. Income from discontinued operations of $10 million, $900 million, and $793 million for the years ended December 31, 1996, 1995, and 1994, is reported net of income tax expense of $14 million, $528 million, and $462 million, respectively.

     Prior to the split-off, General Motors approved certain EDS actions to maintain and improve operating efficiencies and accelerate its move to "user-centered" computing. As a result, income from discontinued operations for 1996 includes a one-time charge of $328 million after-taxes related to these actions.

     Income from discontinued operations for 1996 also includes split-off expenses attributable to $1 2/3 par value common stock of $15 million after-taxes or $0.02 per share of $1 2/3 par value common stock. Income from discontinued operations for 1995 and 1994 includes $39 million, $0.05 per share of $1 2/3 par value common stock, and $29 million, $0.04 per share of $1 2/3 par value common stock, respectively, of expense associated with purchase accounting adjustments made at the time of General Motors' purchase of EDS.

     The net assets of EDS were as follows (in millions):

                                                              DECEMBER 31,
                                                                  1995
                                                              ------------
Current assets..............................................    $ 4,382
Property and equipment -- net...............................      3,319
Operating and other assets..................................      3,208
Current liabilities.........................................     (3,261)
Deferred income taxes.......................................       (740)
Notes payable...............................................     (1,853)
                                                                -------
     Net assets of discontinued operations..................    $ 5,055
                                                                =======

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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 3. OTHER INCOME AND OTHER DEDUCTIONS

     Other income and other deductions included the following (in millions):

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1996     1995     1994
                                                               ----     ----     ----
Other income
  Nonfinancing interest.....................................  $1,679   $1,586   $1,389
  Insurance premiums........................................     947      867      874
  Claims, commissions, and grants...........................     670      604      467
  Equity in net earnings of associates......................     129      281      232
  Income from sales of receivables programs.................     625      744      690
  Mortgage servicing and processing fees....................     489      375      209
  Gain on sale of interest in DIRECTV(R)(1).................     120       --       --
  Gain on sale of Avis, Inc. preferred stock(2).............     105       --       --
  Other.....................................................   1,290      485      459
                                                              ------   ------   ------
     Total other income.....................................  $6,054   $4,942   $4,320
                                                              ======   ======   ======
Other deductions
  Insurance losses and loss adjustment expenses.............  $  622   $  621   $  750
  Provision for financing losses............................     669      449      177
  Loss on sale of facilities(3).............................     253       --       --
  Loss on sale of NCRS' net assets(4).......................      --      148       --
  Other.....................................................     539      460      533
                                                              ------   ------   ------
     Total other deductions.................................  $2,083   $1,678   $1,460
                                                              ======   ======   ======

-------------------------
(1) During 1996, the sale of a 2.5% interest in DIRECTV to AT&T resulted in a gain of $120 million ($72 million after-tax or $0.07 per share of $1 2/3 par value common stock and $0.18 per share of Class H common stock).

(2) The sale of GM's preferred stock interest in Avis, Inc. resulted in a gain of $105 million ($65 million after taxes or $0.09 per share of $1 2/3 par value common stock).

(3) In 1996, GM-NAO/Delphi sold four Delphi component facilities and GM-NAO's Oshawa die-management business, which resulted in a pre-tax loss of $253 million ($157 million after-tax or $0.21 per share of $1 2/3 par value common stock).

(4) The Corporation sold National Car Rental System's (NCRS) net assets, which resulted in $163 million of net income or $0.22 per share of $1 2/3 par value common stock. The 1995 net income reflects $310 million of tax benefits related to the restructuring for NCRS in 1992. The tax benefits were not previously recorded due to the uncertainty of ultimate realization.

NOTE 4. MARKETABLE AND OTHER SECURITIES

     Effective January 1, 1994, General Motors adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which resulted in a $241 million after-tax increase in stockholders' equity. Under SFAS No. 115, debt and equity securities with readily determinable fair values are classified as trading, available-for-sale or held-to-maturity.

     Marketable securities held by General Motors are classified as available-for-sale, except for certain mortgage related securities of GMAC, which were classified as trading securities. The aggregate excess of fair value over cost, net of related income taxes, for available-for-sale securities is included as a separate

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4. MARKETABLE AND OTHER SECURITIES (CONCLUDED)

component of stockholders' equity. The excess of fair value over cost for trading securities is included in income on a current basis. General Motors determines cost on the specific identification basis.

     Investments in marketable securities were as follows (in millions):

                                                                      December 31, 1996
                                                          -----------------------------------------
                                                                    Fair    Unrealized   Unrealized
                                                           Cost    Value      Gains        Losses
                    Type of Security                       ----    -----    ----------   ----------
Bonds, notes, and other securities
  United States government and governmental agencies and
     authorities........................................  $1,702   $1,705      $  5         $ (2)
  States, municipalities, and political subdivisions....   1,573    1,648        85          (10)
  Mortgage-backed securities............................      62       64         2           --
  Other.................................................   3,410    3,441        40           (9)
                                                          ------   ------      ----         ----
Total debt securities available for sale................   6,747    6,858       132          (21)
  Mortgage-backed securities held for trading
     purposes...........................................     697      697        --           --
                                                          ------   ------      ----         ----
Total debt securities...................................   7,444    7,555       132          (21)
Equity securities.......................................     384      799       430          (15)
                                                          ------   ------      ----         ----
     Total investment in securities.....................  $7,828   $8,354      $562         $(36)
                                                          ======   ======      ====         ====

                                                                      December 31, 1995
                                                          -----------------------------------------
                                                                    Fair    Unrealized   Unrealized
                                                           Cost    Value      Gains        Losses
                    Type of Security                       ----    -----    ----------   ----------
Bonds, notes, and other securities
  United States government and governmental agencies and
     authorities........................................  $  529   $  541      $ 12         $ --
  States, municipalities, and political subdivisions....   1,721    1,825       113           (9)
  Mortgage-backed securities............................      77       79         3           (1)
  Other.................................................   1,990    2,043        54           (1)
                                                          ------   ------      ----         ----
Total debt securities available for sale................   4,317    4,488       182          (11)
  Mortgage-backed securities held for trading
     purposes...........................................     485      485        --           --
                                                          ------   ------      ----         ----
Total debt securities...................................   4,802    4,973       182          (11)
Equity securities.......................................     336      752       428          (12)
                                                          ------   ------      ----         ----
     Total investment in securities.....................  $5,138   $5,725      $610         $(23)
                                                          ======   ======      ====         ====

     Debt securities totaling $1.8 billion mature within one year, $2.8 billion mature after one through five years, $1.4 billion mature in after five years through 10 years, and $1.5 billion mature after 10 years.

     Proceeds from sales and maturities of marketable securities totaled $5.7 billion in 1996, $6.2 billion in 1995, and $2.4 billion in 1994. The gross gains and (losses) related to sales of marketable securities were $236 million and $(33) million, $118 million and $(29) million, and $96 million and $(43) million in 1996, 1995, and 1994, respectively.

     Other securities classified as cash equivalents were $13.5 billion and $9.8 billion at December 31, 1996 and 1995, respectively, and consisted primarily of commercial paper, repurchase agreements, and certificates of deposit.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5. FINANCE RECEIVABLES -- NET

     Finance receivables-net included the following (in millions):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1995
                                                                 ----       ----
U.S.
  Retail....................................................    $26,867    $26,980
  Wholesale.................................................     13,826     16,190
  Leasing and lease financing...............................      1,139      1,327
  Term loans to dealers and others..........................      3,314      3,656
                                                                -------    -------
     Total U.S..............................................     45,146     48,153
                                                                -------    -------
Canada, Mexico and International
  Retail....................................................      8,586      8,651
  Wholesale.................................................      5,725      5,506
  Leasing and lease financing...............................      2,007      1,733
  Term loans to dealers and others..........................        555        493
                                                                -------    -------
     Total Canada, Mexico and International.................     16,873     16,383
                                                                -------    -------
          Total finance receivables.........................     62,019     64,536
Less -- Unearned income.....................................     (3,547)    (3,922)
    -- Allowance for financing losses.......................       (922)      (808)
                                                                -------    -------
          Total finance receivables -- net..................    $57,550    $59,806
                                                                =======    =======

     The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1996 is as follows: 1997 - $35.6 billion; 1998
- $11.2 billion; 1999 - $8.9 billion; 2000 - $4.3 billion; 2001 - $1.6 billion;
and 2002 and thereafter - $448 million.

     GMAC participates in various sales of receivables programs and sold retail finance receivables through special purpose subsidiaries with principal aggregating $2.2 billion in 1996 and $3.6 billion in 1995. These subsidiaries generally retain a subordinated investment of no greater than 7.5% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Pre-tax gains relating to such sales recorded in other income (excluding limited recourse loss provisions that generally have been provided at the time the contracts were originally acquired) amounted to $35 million in 1996, $38 million in 1995, and $31 million in 1994. GMAC continues to service these receivables for a fee and earns other related ongoing income. GMAC's retail finance receivable servicing portfolio amounted to $4.3 billion and $6.6 billion at December 31, 1996 and 1995, respectively.

     GMAC also sold wholesale receivables that it continues to service for a fee. The wholesale receivables servicing portfolio totaled $5.4 billion and $4.7 billion at December 31, 1996 and 1995, respectively. Additionally, GMAC is committed to sell eligible wholesale receivables, on a revolving basis, arising in certain dealer accounts.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6. INVENTORIES

     Inventories included the following (in millions):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1995
                                                                 ----       ----
Productive material, work in process, and supplies..........    $ 6,590    $ 6,570
Finished product, service parts, etc........................      5,308      4,778
                                                                -------    -------
  Total inventories (less allowances).......................    $11,898    $11,348
                                                                =======    =======
Increase in LIFO inventories if valued at FIFO..............    $ 2,346    $ 2,424

     Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn) and Hughes is determined by the last-in, first-out
(LIFO) method. The cost of non-U.S., Saturn, and Hughes inventories is determined generally by either the first-in, first-out (FIFO) or average cost methods.

NOTE 7. INCOME TAXES

     The provision for income taxes was estimated as follows (in millions):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1996      1995       1994
                                                                 ----      ----       ----
Income taxes estimated to be payable (refundable) currently
  U.S. federal..............................................    $ (357)   $(1,000)   $  266
  Foreign...................................................     1,607      1,314       862
  U.S. state and local......................................       197         16        37
                                                                ------    -------    ------
     Total payable currently................................     1,447        330     1,165
                                                                ------    -------    ------
Deferred income tax (benefit) expense -- net
  U.S. federal..............................................       477      2,007       560
  Foreign...................................................      (147)       (88)      455
  U.S. state and local......................................       (15)       136       108
                                                                ------    -------    ------
     Total deferred.........................................       315      2,055     1,123
                                                                ------    -------    ------
Investment tax credits......................................       (39)       (69)      (56)
                                                                ------    -------    ------
          Total income taxes................................    $1,723    $ 2,316    $2,232
                                                                ======    =======    ======

     Deferred income tax assets and liabilities for 1996 and 1995 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $17.5 billion and $18.4 billion at December 31, 1996 and 1995, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES (CONTINUED)

     Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (in millions):

                                                                             DECEMBER 31,
                                                           ------------------------------------------------
                                                                    1996                      1995
                                                           ----------------------    ----------------------
                                                                DEFERRED TAX              DEFERRED TAX
                                                           ----------------------    ----------------------
                                                           ASSETS     LIABILITIES    ASSETS     LIABILITIES
                                                           ------     -----------    ------     -----------
Postretirement benefits other than pensions............    $16,392      $    --      $15,812      $    --
Minimum pension liability adjustment...................      2,036           --        2,927           --
Employee benefit plans.................................      1,789        6,575        2,029        6,563
Policy and warranty reserves...........................      2,293           --        2,085           --
Sales and product reserves.............................      1,505           12        1,549          143
Plant closings and restructuring reserves..............        549           --          962           --
Profits on long-term contracts.........................        371          142          384          204
Alternative minimum tax credit carryforwards...........        625           --          730           --
Depreciation...........................................        486        4,682          595        4,775
Capitalized research and experimentation...............        370           --          571           --
U.S. state net operating loss carryforwards............        494           --          478           --
Financing losses.......................................        323           --          298           --
Tax credit carryforwards...............................        396           --          537           --
Lease transactions.....................................         --        2,415           --        2,255
Tax on unremitted profits..............................         --          576           --          468
Other U.S..............................................      5,932        2,802        5,930        2,962
Miscellaneous foreign..................................      1,525          492        1,141          318
                                                           -------      -------      -------      -------
  Subtotal.............................................     35,086       17,696       36,028       17,688
Valuation allowances...................................     (1,076)          --       (1,102)          --
                                                           -------      -------      -------      -------
     Total deferred taxes..............................    $34,010      $17,696      $34,926      $17,688
                                                           =======      =======      =======      =======

     Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable; however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences. The valuation allowances (decreased) increased by $(26) million and $139 million in 1996 and 1995, respectively.

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

     Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed essentially permanently reinvested, of approximately $8.7 billion at December 31, 1996 and $7.3 billion at December 31, 1995. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7. INCOME TAXES (CONCLUDED)

     Income from continuing operations before income taxes included the following (in millions):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
U.S. income.................................................    $1,747    $3,621    $2,218
Foreign income..............................................     4,929     4,728     4,880
                                                                ------    ------    ------
  Total.....................................................    $6,676    $8,349    $7,098
                                                                ======    ======    ======

     A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (in millions):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
Tax at U.S. federal statutory income tax rate...............    $2,336    $2,922    $2,484
U.S. net operating loss carryback...........................        (4)     (190)       --
U.S. state and local income taxes...........................       122       113       110
Investment tax credits amortized............................       (39)      (69)      (56)
U.S. tax effect of foreign earnings and dividends...........        40       292       127
Foreign rates other than 35%................................      (285)     (220)     (473)
Taxes on unremitted earnings of subsidiaries................        49       139       123
Effect of equity in net earnings of associates..............       (45)      (98)      (81)
Sale of NCRS' net assets....................................        --      (258)       --
Tax effect of the 1995 contribution of Class E common stock
  to the U.S. hourly pension plan...........................      (245)       --        --
Research and experimentation credits........................      (165)      (74)       --
Other adjustments...........................................       (41)     (241)       (2)
                                                                ------    ------    ------
  Consolidated income tax...................................    $1,723    $2,316    $2,232
                                                                ======    ======    ======

NOTE 8. EQUIPMENT ON OPERATING LEASES AND LEASE COMMITMENTS

     The value of General Motors' net equipment on operating leases is based on estimated residual values of the leased equipment, which are calculated on the lease inception dates. Realization of the residual values is dependent on General Motors' future ability to market the equipment under then prevailing market conditions. Although realization is not assured, management believes it is more likely than not that the estimated residual values will be realized.

     The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 1996 are as follows:
1997-$5.8 billion; 1998-$3.6 billion; 1999-$1.4 billion; 2000-$251 million; and
2001-$112 million.

     General Motors had the following minimum commitments under noncancelable operating leases having terms in excess of one year primarily for real property:
1997-$715 million; 1998-$596 million; 1999-$596 million; 2000-$584 million;
2001-$479 million; and $2,029 million in 2002 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $853 million in 1996, $769 million in 1995, and $816 million in 1994.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 9. REAL ESTATE, PLANTS, AND EQUIPMENT

     Real estate, plants, and equipment included the following (in millions):

                                                                  ESTIMATED         DECEMBER 31,
                                                                   USEFUL        ------------------
                                                                LIVES (YEARS)     1996       1995
                                                                -------------     ----       ----
Land........................................................           --        $   720    $   647
Land improvements...........................................        20-40          1,888      1,874
Leasehold improvements -- less amortization.................         8-10            297        269
Buildings...................................................        29-45         13,433     13,204
Machinery and equipment.....................................         3-27         46,629     45,635
Furniture and office equipment..............................         5-20          1,144      1,073
Capitalized leases..........................................         5-40          1,441      1,403
Construction in progress....................................           --          4,218      3,310
                                                                                 -------    -------
     Total real estate, plants, and equipment...............                     $69,770    $67,415
                                                                                 =======    =======

NOTE 10. INTANGIBLE ASSETS -- NET

     Intangible assets -- net included the following (in millions):

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1996       1995
                                                                 ----       ----
Pensions (Note 16)..........................................    $ 8,969    $ 6,501
Intangible assets relating to acquisition of Hughes.........      2,723      2,846
Goodwill relating to all other acquisitions.................        999        926
                                                                -------    -------
     Total intangible assets -- net.........................    $12,691    $10,273
                                                                =======    =======

     Intangible assets arising from the acquisition of Hughes relate to patents and related technology and other intangible assets that were originally recorded in 1985 and are principally amortized over 40 years. Goodwill resulting from other acquisitions is amortized over periods not exceeding 40 years.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11. NOTES AND LOANS PAYABLE

     Notes and loans payable were as follows (in millions):

                                                                                      DECEMBER 31,
                                                               WEIGHTED AVERAGE    ------------------
                                                               INTEREST RATE(1)     1996       1995
                                                               ----------------     ----       ----
Notes and loans
  Payable within one year
     Current portion of long-term debt.....................          6.8%          $12,469    $12,868
     Commercial paper(2)...................................          5.8%           22,678     21,914
     All other(2)..........................................          5.5%           12,079     11,618
  Payable beyond one year
     1997..................................................           --                --     11,797
     1998..................................................          6.6%           10,318      6,443
     1999..................................................          6.8%            7,860      4,545
     2000..................................................          7.7%            5,048      3,516
     2001..................................................          6.8%            4,400      1,784
     2002 and after........................................          7.5%           11,414      7,858
Unamortized discount.......................................                           (966)    (1,121)
                                                                                   -------    -------
          Total notes and loans payable....................                        $85,300    $81,222
                                                                                   =======    =======

-------------------------
(1) The weighted average interest rate for 1996 includes the impact of interest rate swap agreements.

(2) The weighted average interest rate for commercial paper and all other short-term borrowings was 5.9% and 6.6%, respectively, at December 31, 1995.

     After consideration of foreign currency swaps, the above 1996 maturities, payable beyond one year, include $6.6 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($2.1 billion), the German Mark ($1.5 billion), the British Pound ($1.1 billion) and the Australian Dollar ($1 billion).

     At December 31, 1996 and 1995, notes and loans payable include $70 billion and $67 billion of obligations with fixed interest rates and $15 billion and $14 billion of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate or LIBOR), after considering the impact of interest rate swap agreements.

     To achieve its desired balance, within prescribed limits, between fixed and variable rate debt, General Motors has entered into interest rate swap, cap, collar, option, and swaption agreements. The notional amounts of such agreements as of December 31, 1996 were approximately $13.2 billion ($6 billion pay variable and $7.2 billion pay fixed), $3.9 billion, $50 million, $6 billion, and $891 million, respectively. The notional amounts of such agreements as of December 31, 1995 were approximately $7.1 billion ($3.6 billion pay variable and $3.5 billion pay fixed), $340 million, $50 million, $nil, and $270 million, respectively.

     General Motors and its subsidiaries maintain substantial bank lines of credit with various banks that totaled $53.7 billion at December 31, 1996, of which $32.4 billion represented short-term credit facilities and $21.3 billion represented long-term credit facilities. At December 31, 1995, bank lines of credit totaled $50.9 billion, of which $30.1 billion represented short-term credit facilities and $20.8 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $21.9 billion and $19.2 billion at December 31, 1996, compared with $20.6 billion and $18.8 billion at December 31, 1995. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance at December 31, 1996.

     Certain bank lines of credit are supported by bank commitment fees and compensating balances. Compensating balances, which are not subject to withdrawal restrictions, are maintained at a level required to

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11. NOTES AND LOANS PAYABLE (CONCLUDED)

provide the same income that a fee would generate. Total commitment and facilities fees incurred by General Motors amounted to $36 million in 1996, $44 million in 1995, and $59 million in 1994. Total compensating balances maintained by General Motors in lieu of commitment fees averaged $25 million and $12 million in 1996 and 1995, respectively.

     Total interest cost incurred in 1996, 1995, and 1994 amounted to $5.7 billion, $5.2 billion, and $5.4 billion, respectively, of which $49 million, $50 million, and $33 million related to certain real estate, plants, and equipment that were capitalized in those years.

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     General Motors is a party to financial instruments with off-balance-sheet risk. These financial instruments are used in the normal course of business to manage the Corporation's exposure to fluctuations in interest rates and foreign exchange rates, and to meet the financing needs of its customers.

     The primary classes of derivatives used by General Motors are foreign exchange forward contracts and options, interest rate swaps and options, and forward contracts to purchase or sell mortgages or mortgage-backed securities. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event a counterparty should default. Credit risk is managed through the approval and periodic monitoring of financially sound counterparties.

     Derivative transactions are entered to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals.

FOREIGN EXCHANGE FORWARD CONTRACTS AND OPTIONS

     General Motors is an international corporation with operations in over 50 countries and has foreign currency exposures at these operations related to buying, selling, and financing in currencies other than the local currency. General Motors' most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium and France), Australia, Japan, and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.

     General Motors enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge cash flows such as debt, firm commitments and anticipated transactions involving vehicles, components, fixed assets, and subsidiary dividends. As a general practice, General Motors has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. General Motors uses foreign exchange forward contracts as well as purchased and written foreign exchange options. Foreign exchange forward contracts are legal agreements between two parties to purchase or to sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. Cross-currency swaps are included in this category and relate to interest rate swaps in which the underlying notional principal amounts are in different currencies.

     At December 31, 1996 and 1995, General Motors held foreign exchange forward contracts of $8.3 billion and $10.9 billion (including cross-currency swaps of $2.4 billion and $1.3 billion), respectively. At December 31, 1996 and 1995, General Motors had entered into foreign exchange options of $3.5 billion and $3.8 billion, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

FOREIGN EXCHANGE FORWARD CONTRACTS AND OPTIONS (CONCLUDED)


     Deferred hedging gains on outstanding foreign exchange forward contracts hedging firm commitments to purchase inventory or fixed assets totaled $14 million and $1 million at December 31, 1996 and 1995, respectively. Deferred hedging losses on outstanding foreign exchange option contracts hedging firm and anticipated transactions to purchase inventory or fixed assets totaled $15 million at December 31, 1996. Such deferred amounts on outstanding foreign exchange forward and option contracts will be included in the cost of such assets when purchased, and subsequently recognized in operations as part of the basis of these assets. In the event the contract is terminated early or the anticipated transaction is no longer likely to occur, the derivative is then marked to market. Foreign exchange forward contracts, which hedge foreign exchange exposures of anticipated inventory or fixed asset transactions, are marked to market and recognized with other gains or losses on foreign exchange transactions in the consolidated statement of income. General Motors' firm commitments typically extend for periods of up to three years.

INTEREST RATE SWAPS AND OPTIONS

     General Motors' financing and cash management activities subject it to market risk from exposure to changes in interest rates. General Motors has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. To achieve this objective, General Motors will at times use written options in the management of these exposures.

     In a limited number of cases, interest rate swaps are matched to the anticipated roll-over of investments, wholesale assets or debt, and are executed over terms of up to five years on a portfolio basis to achieve specific interest rate management objectives. Swaps are also matched to operating lease payments where interest rate exposure exists. The differential paid or received on such swaps is recorded as an adjustment to expense or income over the term of the underlying agreement or matched portfolio.

     Interest rate swaps are contractual agreements between General Motors and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options, including swaptions and interest rate caps and floors may result in the future exchange of interest payments if market interest rates reach certain levels. At December 31, 1996 and 1995, the total notional amount of such agreements with off-balance-sheet risk was $30.8 billion and $15.9 billion, respectively.

     Interest rate swaps used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses on terminated interest rate swaps are deferred and recognized as a yield adjustment on the underlying debt. Unamortized net gains (losses) on interest rate swaps totaled approximately $33 million and $(22) million at December 31, 1996 and 1995, respectively. Written options, including those embedded in interest rate swaps, written interest rate caps and written swaptions, and interest rate swaps that do not meet settlement accounting criteria are marked to market with related gains and losses recognized in income on a current basis.

MORTGAGE CONTRACTS

     GMAC has also entered into contracts to purchase and sell mortgages at specific future dates and has entered into certain exchange traded futures and option contracts to reduce exposure to interest rate risk. At December 31, 1996 and 1995, commitments to sell mortgage loans totaled $1.5 billion and $2.2 billion, respectively and commitments to purchase or originate mortgage loans totaled $2.6 billion and $2.9 billion, respectively. GMAC's exchange traded futures and option contracts, which are used to hedge mortgage loans held for sale, had notional values of $2.4 billion and $100 million at December 31, 1996 and 1995, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONCLUDED)

MORTGAGE CONTRACTS (CONCLUDED)

Gains and losses on derivatives, including exchange traded futures and option contracts, used to hedge interest rate risk associated with rate locked funding commitments and mortgage loans held for sale, are deferred and considered in the reporting of the underlying mortgages on a lower of cost or market basis.

     The notional values of derivatives used to hedge price and interest rate risk associated with mortgage related securities totaled $4.8 billion and $66 million at December 31, 1996 and 1995, respectively. Gains and losses associated with these instruments are recognized in the current period on a mark-to-market basis. Derivatives used to hedge mortgage servicing rights had notional values of $11 billion and $5 billion at December 31, 1996 and 1995, respectively. Gains and losses on such contracts are recorded as an adjustment to amortization expense.

     GMAC has also entered into interest rate swaps in an effort to stabilize short-term borrowing costs and to maintain a minimum return on certain mortgage loans held for investment. Amounts received or paid under such interest rate swaps are recorded as an adjustment to interest expense. At December 31, 1996 and 1995, the notional values of such instruments totaled $327 million and $133 million, respectively.

CREDIT RISK

     The forward contracts, swaps, options, and lines of credit previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, General Motors minimizes such risk exposure for forward contracts, swaps and options by limiting the counterparties to major international banks and financial institutions who meet established credit guidelines and by limiting the amount of its risk exposure with any one bank or financial institution. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect to incur any losses as a result of counterparty default. General Motors generally does not require or place collateral for these financial instruments, except for the lines of credit it extends.

     General Motors has business activities with customers, dealers, and associates around the world. The Corporation's receivables from, and guarantees to, such parties are well diversified, and when warranted, are secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for General Motors.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Fair value information presented herein is based on information available at December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and; therefore, the current estimates of fair value at dates subsequent to December 31, 1996 and 1995 may differ significantly from these amounts. The

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

estimated fair value of financial instruments held by General Motors, for which it is practicable to estimate that value, are set forth below:

     Book and fair values of financial instruments were as follows (in millions):

                                                                        DECEMBER 31,
                                                        --------------------------------------------
                                                                1996                    1995
                                                        --------------------    --------------------
                                                          BOOK        FAIR        BOOK        FAIR
                                                         VALUE       VALUE       VALUE       VALUE
                                                         -----       -----       -----       -----
Assets
  Cash and marketable securities....................    $ 22,262    $ 22,262    $ 16,018    $ 16,018
  Finance receivables -- net........................      57,545      57,584      59,789      60,171
  Accounts and notes receivable -- net..............       6,485       6,485       6,936       6,936
  Other assets......................................       7,191       7,294       5,782       5,809
Liabilities
  Accounts payable..................................     (14,221)    (14,221)    (12,685)    (12,685)
  Notes and loans payable
     Payable within one year........................     (47,024)    (47,080)    (46,056)    (46,134)
     Payable beyond one year........................     (38,276)    (41,113)    (35,166)    (39,095)
Other liabilities...................................        (624)       (635)       (623)       (640)

     The prior table excludes the book value and fair value of financial instrument derivatives which were as follows (in millions):

                                                                     FAIR VALUE OF OPEN CONTRACTS(1) AT
                                                                                DECEMBER 31,
                                                               ----------------------------------------------
                                                                       1996                     1995
                                                               ---------------------    ---------------------
                                                                ASSET      LIABILITY     ASSET      LIABILITY
                                                               POSITION    POSITION     POSITION    POSITION
                                                               --------    ---------    --------    ---------
Foreign exchange forward contracts(2)(3)...................      $190        $(410)       $284        $(163)
Foreign exchange options...................................        38          (11)         28          (29)
Interest rate swaps........................................       107         (152)        181         (133)
Interest rate options......................................         1          (12)         --          (42)
Mortgage contracts.........................................        40          (34)         46          (43)

-------------------------
(1) The related asset (liability) recorded on the balance sheet for foreign exchange forward contracts, foreign exchange options, interest rate swaps, and interest rate options totaled $(24) million, $42 million, $(57) million, and $(11) million, respectively, at December 31, 1996 and $69 million, $(1) million, $(21) million, and $(46) million, respectively, at December 31, 1995. The related asset recorded on the balance sheet for mortgage contracts was $12 million and $5 million at December 31, 1996 and 1995, respectively.

(2) Foreign exchange forward contracts include certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $(94) million and $75 million at December 31, 1996 and 1995, respectively.

(3) The loss in fair value on the open foreign exchange forward contracts in 1996 was largely offset by a gain in the fair value of the related underlying debt instruments.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

ACCOUNTS AND NOTES RECEIVABLE AND ACCOUNTS PAYABLE

     For receivables and payables with short maturities the book values approximate market values.

OTHER ASSETS AND OTHER LIABILITIES

     Other assets reported at December 31, 1996 and 1995 include various financial instruments (e.g., long-term receivables and certain investments) having a fair value based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) are derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in other liabilities and deferred credits, are based on quoted market prices for the same or similar issues.

NOTES AND LOANS PAYABLE

     The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note, or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 90 days and; therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to General Motors for debt of similar remaining maturities.

FOREIGN EXCHANGE FORWARD CONTRACTS AND OPTIONS

     The fair value of foreign exchange forward contracts is determined by using current exchange rates. The fair value of foreign exchange options is estimated using pricing models with indicative quotes obtained for the market variables.

INTEREST RATE SWAPS AND OPTIONS

     The fair value of interest rate swaps, including contracts with optionality, is estimated using pricing models based upon current market interest rates. Exchange traded futures are valued at quoted market prices.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)
MORTGAGE CONTRACTS

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

NOTE 14. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government sponsored or administered programs. The postretirement cost of such programs generally is not significant to General Motors.

     The components of non-pension postretirement benefit cost were as follows (in millions):

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 1996      1995      1994
                                                                 ----      ----      ----
Benefits earned during the year.............................    $  668    $  617    $  955
Interest accrued on benefits earned in prior years..........     2,980     3,120     3,114
Termination, curtailment and settlement (gains) losses......        (3)       26      (233)
Amortization of net actuarial (gains) losses................        43        (7)      407
Amortization of prior service costs due to plan changes.....      (116)     (116)     (121)
                                                                ------    ------    ------
     Total non-pension postretirement benefit cost..........    $3,572    $3,640    $4,122
                                                                ======    ======    ======

     The status of the plans at December 31 was as follows (in millions):

                                                                 1996       1995
                                                                 ----       ----
Accumulated postretirement benefit obligation (APBO)
  Current retirees..........................................    $23,498    $23,155
  Fully eligible active plan participants...................      6,427      5,296
  Other active plan participants............................     11,462     12,411
                                                                -------    -------
APBO........................................................     41,387     40,862
Unamortized prior service costs due to plan changes.........        679        795
Unamortized net amount resulting from changes in plan
  experience and
  actuarial assumptions.....................................      1,124        (61)
                                                                -------    -------
     Net postretirement benefit obligation..................    $43,190    $41,596
                                                                =======    =======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONCLUDED)

     The principal assumptions used were as follows:

                                                                1996    1995    1994
                                                                ----    ----    ----
Weighted average discount rate..............................    7.8%    7.5%    8.8%
Weighted average rate of increase in future compensation
  levels related to
  pay-related life insurance................................    4.4%    4.3%    4.2%
Base weighted average health care cost trend rate(1)........    6.5%    6.5%    8.7%
Ultimate sustained weighted average health care cost trend
  rate in 2002(2)...........................................    5.0%    5.0%    5.5%

-------------------------
(1) Current year trend rate assumed at beginning of year was adjusted to actual to determine year-end obligations.

(2) Rate remains at 6.5% through 1999 and then decreases on a linear basis through 2002, to the ultimate weighted average trend rate of 5.0%.

     A one percentage point increase in the assumed health care trend rate would have increased the APBO by $4.3 billion at December 31, 1996 and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1996 by $450 million. A one percentage point increase in the weighted average discount rate would result in a $4.4 billion decrease in the APBO at December 31, 1996.

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

NOTE 15. OTHER LIABILITIES AND DEFERRED CREDITS

     Other liabilities and deferred credits included the following (in millions):

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                 1996          1995
                                                                 ----          ----
Warranties, dealer and customer allowances, claims,
  discounts, etc............................................    $13,702       $12,581
Customer deposits...........................................      6,658         7,325
Payrolls and employee benefits (excludes postemployment)....      4,568         4,138
Unpaid insurance losses, loss adjustment expenses and
  unearned insurance premiums...............................      3,020         2,922
Plant closings (excludes environmental).....................      1,397         2,612
Environmental cleanup.......................................        646           692
Postemployment benefits.....................................      2,075         2,219
Governmental and other contract related.....................      1,060           970
Taxes, other than income taxes..............................      1,334         1,363
Deferred credits............................................      1,502         1,505
Interest....................................................      2,180         2,277
Industrial Development Bonds................................        624           623
Other.......................................................      6,441         5,788
                                                                -------       -------
     Total other liabilities and deferred credits...........    $45,207       $45,015
                                                                =======       =======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16. PENSIONS

     General Motors has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations, are generally based on years of service and salary history. General Motors also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.

     The measurement dates used for the principal U.S. plans of the Corporation and Hughes were December 31 and December 1, respectively. For non-U.S. plans, the measurement dates were December 1 for Canadian plans and October 1 for other foreign plans.

     Plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, the Corporation's $1 2/3 par value common stock, and EDS common stock (valued as of the 1996 measurement date at $1.2 billion and $5.3 billion, respectively). In March 1995, under the terms of an agreement between the Corporation and the Pension Benefit Guarantee Corporation (the PBGC), the Corporation contributed to the General Motors Hourly-Rate Employees Pension Plan (Hourly Plan) 173.2 million shares of Class E common stock valued at $6.3 billion on such date. Subsequent to the split-off of EDS, the Class E stock held by the Hourly Plan was exchanged for EDS common stock (Note 2). Subject to the terms of the agreement with the PBGC, the Corporation will defer the use of funding credits that would otherwise result from certain cash and stock contributions. Consequently, the Corporation will continue to make regular cash contributions to the Hourly Plan over the next several years. The agreement with the PBGC released EDS from liability, if any, under Title IV of the Employees Retirement Income Security Act (ERISA) for the Corporation's U.S. Pension Plans. In addition, in connection with the contribution of the shares of Class E common stock, the U.S. Department of Labor granted an exemption with respect to, among other things, limits otherwise applicable under ERISA on the amount of Class E common stock that could be legally held by the Hourly Plan.

     General Motors' funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulation. General Motors made pension contributions to the U.S. plans of $800 million in 1996, $10.4 billion in 1995, and $7.7 billion in 1994.

     Pension expense included the following (in millions):

                                                                           NON-U.S.
                                                              U.S. PLANS    PLANS
                                                              ----------   --------
YEAR ENDED DECEMBER 31, 1996
  Benefits earned during the year                              $  1,208     $ 185
  Interest on projected benefit obligation..................      4,777       653
  Return on assets
     Actual gain............................................     (8,035)     (929)
     Less deferred gain.....................................      1,752       442
  Net amortization..........................................      1,436       139
                                                               --------     -----
  Net periodic pension cost.................................      1,138       490
  Termination, curtailment, and settlement benefits.........         59        60
  Other.....................................................         10        98
                                                               --------     -----
       Net pension expense..................................   $  1,207     $ 648
                                                               ========     =====

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16. PENSIONS (CONTINUED)

                                                                           NON-U.S.
                                                              U.S. PLANS    PLANS
                                                              ----------   --------
YEAR ENDED DECEMBER 31, 1995
  Benefits earned during the year...........................   $    927     $ 162
  Interest on projected obligation..........................      4,851       651
  Return on assets
     Actual gain............................................    (12,047)     (626)
     Less deferred gain.....................................      6,584       195
  Net amortization..........................................      1,053       118
                                                               --------     -----
  Net periodic pension cost.................................      1,368       500
  Termination, curtailment, and settlement benefits.........         51        25
  Other.....................................................          9        50
                                                               --------     -----
       Net pension expense..................................   $  1,428     $ 575
                                                               ========     =====
YEAR ENDED DECEMBER 31, 1994
  Benefits earned during the year...........................   $  1,131     $ 204
  Interest on projected benefit obligation..................      4,406       596
  Return on assets
     Actual gain............................................     (1,151)      (93)
     Plus deferred loss.....................................     (3,270)     (277)
  Net amortization..........................................      1,311       173
                                                               --------     -----
  Net periodic pension cost.................................      2,427       603
Termination, curtailment, and settlement benefits...........        400        61
Other.......................................................         13        42
                                                               --------     -----
       Net pension expense..................................   $  2,840     $ 706
                                                               ========     =====

     The funded status of General Motors' plans at December 31, were as follows (in millions):

                                                                  1996                    1995
                                                          --------------------    --------------------
                                                           ASSETS      ACCUM.      ASSETS      ACCUM.
                                                           EXCEED     BENEFITS     EXCEED     BENEFITS
                                                           ACCUM.      EXCEED      ACCUM.      EXCEED
                                                          BENEFITS     ASSETS     BENEFITS     ASSETS
                                                          --------    --------    --------    --------
U.S. PLANS

Actuarial present value of:
  Vested benefits.....................................    $24,137     $ 36,723    $24,071     $ 34,327
  Nonvested benefits..................................      1,866        7,552      1,761        7,601
                                                          -------     --------    -------     --------
Accumulated benefit obligation........................     26,003       44,275     25,832       41,928
Effect of projected benefits..........................      1,992          231      2,331          238
                                                          -------     --------    -------     --------
Total projected benefit obligation (PBO) based on
  service to date.....................................     27,995       44,506     28,163       42,166
Plan assets at fair value.............................     31,123       40,172     28,855       38,581
                                                          -------     --------    -------     --------
PBO (in excess of) less than plan assets..............      3,128       (4,334)       692       (3,585)
Unamortized net amount resulting from changes in plan
  experience and actuarial assumptions................      2,989        5,138      5,736        7,269
Unamortized prior service cost........................      1,385        7,835      1,268        5,167
Unamortized net obligation (asset) at date of
  adoption............................................       (644)         415       (834)         520
Adjustment for unfunded pension liabilities...........         --      (13,157)        --      (12,717)
                                                          -------     --------    -------     --------
     Net prepaid pension asset (liability)............    $ 6,858     $ (4,103)   $ 6,862     $ (3,346)
                                                          =======     ========    =======     ========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16. PENSIONS (CONCLUDED)

                                                                  1996                    1995
                                                          --------------------    --------------------
                                                           ASSETS      ACCUM.      ASSETS      ACCUM.
                                                           EXCEED     BENEFITS     EXCEED     BENEFITS
                                                           ACCUM.      EXCEED      ACCUM.      EXCEED
                                                          BENEFITS     ASSETS     BENEFITS     ASSETS
                                                          --------    --------    --------    --------
NON-U.S. PLANS
Actuarial present value of:
  Vested benefits.....................................    $ 2,323     $  6,112    $ 2,014     $  5,465
  Nonvested benefits..................................         75          204         65          155
                                                          -------     --------    -------     --------
Accumulated benefit obligation........................      2,398        6,316      2,079        5,620
Effect of projected benefits..........................        295          517        302          516
                                                          -------     --------    -------     --------
Total PBO based on service to date....................      2,693        6,833      2,381        6,136
Plan assets at fair value.............................      3,065        2,850      2,626        2,407
                                                          -------     --------    -------     --------
PBO (in excess of) less than plan assets..............        372       (3,983)       245       (3,729)
Unamortized net amount resulting from changes in plan
  experience and actuarial assumptions................        548          905        579          807
Unamortized prior service cost........................        194          784        173          912
Unamortized net obligation (asset) at date of
  adoption............................................       (231)         226       (174)         200
Adjustment for unfunded pension liabilities...........         --       (1,410)        --       (1,411)
                                                          -------     --------    -------     --------
     Net prepaid pension asset (liability)............    $   883     $ (3,478)   $   823     $ (3,221)
                                                          =======     ========    =======     ========

     The following assumptions were used to determine the pension expense and the actuarial value of the PBO:

                                                                     1996                 1995
                                                               -----------------    -----------------
                                                               U.S.     NON-U.S.    U.S.     NON-U.S.
                                                               PLANS     PLANS      PLANS     PLANS
                                                               -----    --------    -----    --------
Weighted average discount rate.............................     7.5%      7.3%       7.0%      8.0%
Rate of increase in future compensation levels*............     5.0%      4.2%       5.0%      4.3%
Expected long-term rate of return on plan assets...........    10.0%      9.8%      10.0%      9.9%

-------------------------
* Benefits under the hourly plans are generally not based on wages; therefore, no benefit escalation beyond existing negotiated or anticipated increases was included.

  The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17. PLANT CLOSINGS AND RESTRUCTURING RESERVES

     General Motors previously established plant closings reserves to realign plant capacity in its North American Operations and a restructuring reserve at Hughes to provide for a reduction in worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses. The plant closings reserve principally includes amounts related to postemployment benefits for employees (mainly pursuant to union or other contractual agreements), such as employee job security and supplemental unemployment compensation benefits, at closed plants and two plants scheduled for future closure. The plant closings reserve also includes costs associated with the disposal of assets at the plants scheduled for closure. The postemployment benefits portion of the plant closings reserve was $1.0 billion and $1.9 billion at December 31, 1996 and 1995, respectively, which is subject to change in the near-term (although not anticipated) due to changes in assumptions and the period over which such costs are expected to be incurred.

     The following table summarizes the activity in the plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1994 to December 31, 1996 (in millions):

BALANCE AT JANUARY 1, 1994..................................    $4,152
  1994 charges against reserves.............................      (723)
  Discount of people related liabilities....................      (402)
  Additions to the reserve by Hughes........................        35
  Reclassification from environmental clean-up liability....        42
                                                                ------
BALANCE AT DECEMBER 31, 1994................................     3,104
  1995 charges against reserves.............................      (707)
  Adjustment to discount for effects of accretion and change
     in interest rates......................................       215
                                                                ------
BALANCE AT DECEMBER 31, 1995................................     2,612
  1996 charges against reserves.............................      (497)
  Adjustment to discount for effects of accretion and change
     in interest rates......................................        61
  Plant closings reserve adjustments........................      (779)
                                                                ------
BALANCE AT DECEMBER 31, 1996................................    $1,397
                                                                ======

     In 1996, General Motors recorded favorable plant closings reserve adjustments totaling $789 million, including $10 million for environmental matters. Of this amount, $409 million reflected GM's decision to utilize its Wilmington, Delaware, facility for the assembly of a new generation Saturn vehicle, and $380 million was primarily due to revised estimates of postemployment benefit costs to be incurred in connection with plant closings, in light of changes in redeployment and other assumptions, including those resulting from the 1996 settlements with the United Auto Workers and the Canadian Auto Workers. Separate from the plant closings reserve, General Motors recorded a plant closings charge of $62 million to provide for asset write-downs of $34 million, postemployment benefit costs of $15 million, and other costs of $13 million to be incurred in connection with the elimination of a production line in mid-1997 at a North American facility.

     In 1994, the plant closings reserve was decreased to reflect a $402 million discount for only the postemployment benefits portion of the reserve due to the Corporation's use of discounting in its method of adoption of SFAS No. 112. In 1996 and 1995, the plant closings reserve was increased by $61 million and $215 million, respectively, for the net effects of accretion and changes in the interest rate used to discount the postemployment benefits portion of the reserve. In 1994, the Hughes restructuring reserve was increased by $35 million primarily due to a change in the estimated loss on the disposition of a subsidiary.

     At December 31, 1996, the combined total of the plant closings and restructuring reserves (excluding environmental), including $1,355 million for plant closings in North America and $42 million for the Hughes restructuring, was primarily comprised of cash items, but also included certain noncash items such as asset write-downs. Total future discounted cash expenditures for plant closings is estimated to be $1,279 million.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17. PLANT CLOSINGS AND RESTRUCTURING RESERVES (CONCLUDED)

The future costs of postemployment benefits (approximately three-quarters of the future cash expenditures) will be expended during the period between the closing of the plants and the time the affected employees are redeployed, retire, or otherwise terminate their employment. The majority of such spending will occur over the next five years. The other cash payments for the plant closings reserve primarily relate to facility costs and will be expended in varying amounts over the next four years. Cash outflows are influenced by, among other items, efficient and effective management of the work force and the timing of plant closings. Approximately $41 million of Hughes' restructuring reserve balance, primarily relating to facilities consolidation, will require future cash outflows, the predominant portion of which will occur during the next year.

     General Motors and Hughes periodically evaluate the adequacy of reserve balances and estimated future expenditures, including assumptions used and the period over which such costs are expected to be incurred.

NOTE 18. CONTINGENT MATTERS

     In September 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite services operations into a new publicly-held company. Hughes would contribute its Galaxy(R) satellite services business in exchange for a 71.5% interest in the new company. Current PanAmSat stockholders would receive a 28.5% interest in the new company and $1.5 billion in cash. The transaction, which is contingent upon receiving certain regulatory approvals, is expected to close during the second quarter of 1997.

     Hughes has maintained a suit against the U.S. Government since September 1973, regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October of 1996. The U.S. Government has filed a petition with the U.S. Supreme Court seeking certiorari. Hughes is unable to estimate the duration of any such possible appeal. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near-term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

     General Motors is subject to potential liability under government-regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of General Motors under these government regulations and under these claims and actions, was not determinable at December 31, 1996. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19. STOCKHOLDERS' EQUITY

     The following table presents changes in stockholders' equity for the period from January 1, 1994 to December 31, 1996 (in millions):

                                            PREFERENCE   $1 2/3 PAR VALUE     CLASS E        CLASS H          TOTAL
                                              STOCKS       COMMON STOCK     COMMON STOCK   COMMON STOCK   CAPITAL STOCK
                                            ----------   ----------------   ------------   ------------   -------------
                                               (1)
BALANCE AT JANUARY 1, 1994................     $ 4              $1,200          $ 26           $ 8            $1,238
  Series A conversion.....................      (2)                 29            --            --                27
  Shares issued during the year...........      --                  28             1            --                29
                                               ---              ------          ----           ---            ------
BALANCE AT DECEMBER 31, 1994..............       2               1,257            27             8             1,294
  Shares reacquired under tender offer....      (1)                 --            --            --                (1)
  Shares reacquired on the open market....      --                 (16)           --            --               (16)
  Shares issued during the year...........      --                  14            --            --                14
  Shares issued in conjunction with U.S.
    Hourly-Rate Employees Pension Plan
    contribution..........................      --                  --            17            --                17
  Reclassification of shares formerly
    subject to repurchase from HHMI.......      --                  --            --             2                 2
                                               ---              ------          ----           ---            ------
BALANCE AT DECEMBER 31, 1995..............       1               1,255            44            10             1,310
  Shares reacquired on the open market....      --                  (8)           --            --                (8)
  Shares issued during the year...........      --                  14            --            --                14
  Series C conversion.....................      --                  --             5            --                 5
  EDS split-off...........................      --                  --           (49)           --               (49)
                                               ---              ------          ----           ---            ------
BALANCE AT DECEMBER 31, 1996..............     $ 1              $1,261          $ --           $10            $1,272
                                               ===              ======          ====           ===            ======

                                                                                                      NET
                                                          RETAINED      MINIMUM     ACCUMULATED   UNREALIZED
                                                          EARNINGS      PENSION       FOREIGN        GAINS          TOTAL
                                              CAPITAL   (ACCUMULATED   LIABILITY     CURRENCY     (LOSSES) ON   STOCKHOLDERS'
                                              SURPLUS     DEFICIT)     ADJUSTMENT   TRANSLATION   INVESTMENTS      EQUITY
                                              -------   ------------   ----------   -----------   -----------   -------------
                                                (2)         (3)                         (4)
BALANCE AT JANUARY 1, 1994..................  $12,003     $(2,004)      $(5,311)      $  (494)       $165          $ 5,597
  Amounts in excess of par value of:
    Series A conversion.....................     (27)          --            --            --          --               --
    Shares issued during the year...........   1,173           --            --            --          --            1,202
  Net income................................      --        4,901            --            --          --            4,901
  Cash dividends(5).........................      --       (1,112)           --                                     (1,112)
  Change during the year....................      --           --         1,763           394        (162)           1,995
  Cumulative effect of SFAS No. 115.........      --           --            --            --         241              241
                                              -------     -------       -------       -------        ----          -------
BALANCE AT DECEMBER 31, 1994................  13,149        1,785        (3,548)         (100)        244           12,824
  Amounts in excess of par value of:
    Shares reacquired under tender offer....  (1,132)          --            --            --          --           (1,133)
    Shares reacquired on the open market....    (379)          --            --            --          --             (395)
    Shares issued during the year...........     543           --            --            --          --              557
    Shares issued in connection with U.S.
      Hourly-Rate Employees Pension Plan
      contribution..........................   6,242           --            --            --          --            6,259
    Reclassification of shares formerly
      subject to repurchase from HHMI.......     448           --            --            --          --              450
  Net income................................      --        6,881            --            --          --            6,881
  Cash dividends(5).........................      --       (1,328)           --            --          --           (1,328)
  Less redemption price of preference stock
    in excess of stated value...............      --         (153)           --            --          --             (153)
  Change during the year....................      --           --        (1,188)          323         249             (616)
                                              -------     -------       -------       -------        ----          -------
BALANCE AT DECEMBER 31, 1995................  18,871        7,185        (4,736)          223         493           23,346
  Amounts in excess of par value of:
    Shares reacquired on the open market....    (243)          --            --            --          --             (251)
    Shares issued during the year...........     519           --            --            --          --              533
    Series C conversion.....................      (7)          --            --            --          --               (2)
    EDS split-off...........................      49       (4,481)           --            --          --           (4,481)
  Net income................................      --        4,963            --            --          --            4,963
  Cash dividends(5).........................      --       (1,530)           --            --          --           (1,530)
  Change during the year....................      --           --         1,246          (336)        (70)             840
                                              -------     -------       -------       -------        ----          -------
BALANCE AT DECEMBER 31, 1996................  $19,189     $ 6,137       $(3,490)      $  (113)       $423          $23,418
                                              =======     =======       =======       =======        ====          =======

-------------------------
Notes follow on the next page.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19. STOCKHOLDERS' EQUITY (CONTINUED)

Notes (in millions except par value, stated value, and per share amounts):

(1) The following describes the Corporation's preference stocks: Preference Stock, $0.10 par value (authorized 100 shares): Series B 9 1/8% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 1999; issued at December 31, 1996, 20 shares equivalent to 5 shares of nonconvertible Series B 9 1/8% Preference Stock, stated value $100 per share. Series C Depositary Shares, liquidation preference $50 per share. Series D 7.92% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after August 1, 1999; issued at December 31, 1996, 6 shares equivalent to 2 shares of Series D 7.92% Preference Stock. Series G 9.12% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 2001; issued at December 31, 1996, 10 shares, equivalent to 3 shares of Series G 9.12% Preference Stock.
(2) Capital Surplus attributable to $1 2/3 par value common stock was $16,335, $6,190, and $6,225 at the end of 1996, 1995, and 1994, respectively. Capital Surplus attributable to Class E was $8,418 and $2,088 at the end of 1995 and 1994, respectively. Capital Surplus attributable to Class H was $1,979, $1,832, and $1,269 at the end of 1996, 1995, and 1994, respectively. Capital Surplus attributable to Preference Stocks was $875, $2,431, and $3,567 at the end of 1996, 1995, and 1994, respectively.
(3) Retained Earnings (Accumulated Deficit) attributable to $1 2/3 par value common stock were $4,871, $3,854, and $(779) at the end of 1996, 1995, and 1994, respectively. Retained Earnings attributable to Class E were $2,254 and $1,664 at the end of 1995 and 1994, respectively. Retained Earnings attributable to Class H were $1,266, $1,077, and $900 at the end of 1996, 1995, and 1994, respectively.
(4) Net of deferred income taxes (benefit) of $(278), $225, and $265 at the end of 1996, 1995, and 1994, respectively.
(5) Cash dividends per share of $1 2/3 par value common stock were $1.60, $1.10, and $0.80 for 1996, 1995, and 1994, respectively. Cash dividends per share of Class E were $0.30, $0.52, and $0.48 for 1996, 1995, and 1994, respectively. Cash dividends per share of Class H were $0.96, $0.92, and $0.80 for 1996, 1995, and 1994, respectively.
-------------------------

     Holders of $1 2/3 par value and Class H common stocks are entitled to one and one-half vote per share, respectively, on all matters submitted to the stockholders for a vote. The liquidation rights of common stockholders are based on per share liquidation units of the $1 2/3 par value and Class H common stocks and are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock.

     Each share of $1 2/3 par value and Class H common stocks is entitled to a liquidation unit of the same as the vote per share. Holders of Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of General Motors (which includes 100% of the stock of Hughes).

     The Corporation's Restated Certificate of Incorporation, as amended, provides generally that in the event the Corporation should sell, liquidate, or otherwise dispose of substantially all of Hughes Aircraft Company, or the other businesses of Hughes, all outstanding shares of Class H common stock will automatically be converted into the Corporation's $1 2/3 par value common stock at an exchange rate that would provide Class H common stockholders with that number of shares of $1 2/3 par value common stock that would have a value equal to 120% of the value of their Class H common stock, as of a specific notice or announcement date provided for in the Restated Certificate of Incorporation. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of $1 2/3 par value common stock and holders of the Class H common stock voting separately as individual classes) vote to approve an alternative proposal from GM's Board of Directors, as occurred in relation to GM's former Class E common stock in connection with the split-off of EDS in 1996, and as GM has indicated its Board of Directors plans to propose to the GM Class H and $1 2/3 stockholders later this year in connection with the potential spin-off of the Hughes defense business (also see Note 23).

     Upon Board approval, GM may exchange $1 2/3 par value common stock for Class H common stock, if the Board has declared and paid certain minimum cash dividends during each of the five years preceding the exchange. Based on the dividends paid on the Class H common stock in 1992 through 1996, the dividend condition described above would be satisfied in 1997.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19. STOCKHOLDERS' EQUITY (CONCLUDED)

     During the 1996 first quarter, approximately 45 million shares of Class E common stock were issued upon conversion of approximately 3 million shares of Series C Preference Stock (represented by depositary shares). The remaining 6,784 shares of Series C Preference Stock were redeemed on February 22, 1996 for $4 million of cash, or $524.20 per share of Series C Preference Stock ($52.42 per depositary share).

     In May 1995, the Corporation concluded a tender offer, which began in April 1995, under which it purchased for $1.3 billion of cash (i) 24 million depositary shares, each representing one-fourth of a share of its Series B
9 1/8% Preference Stock, at a purchase price of $27.50 per depositary share,
(ii) 10 million depositary shares, each representing one-fourth of a share of its Series D 7.92% Preference Stock, at a purchase price of $26.375 per depositary share, and (iii) 13 million depositary shares, each representing one-fourth of a share of its Series G 9.12% Preference Stock, at a purchase price of $28.25 per depositary share. The repurchase had an unfavorable impact of $0.22 per share of $1 2/3 par value common stock. The unfavorable impact was comprised of tender offer expenses of $14 million after-tax, or $0.02 per share, that were charged against income and the purchase price in excess of the carrying amount of the preference shares amounting to $153 million, or $0.20 per share, that was not charged against income but reduced earnings attributable to $1 2/3 par value common stock.

     The Corporation held an option to call 15 million shares of Class H common stock subject to put options issued to the Howard Hughes Medical Institute
(HHMI). In March 1995, the put and call rights expired unexercised. As a result, $2 million was reclassified to Class H common stock and $448 million was reclassified to capital surplus.

     In June 1994, the Corporation converted its outstanding shares of its Series A Conversion Preference Stock (Preference Equity Redemption Cumulative Stock or PERCS) into 18 million shares of $1 2/3 par value common stock.

NOTE 20. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS

     Earnings per share attributable to common stocks have been determined based on the relative amounts available for the payment of dividends to holders of $1 2/3 par value and Class H common stocks (Note 23) and the former Class E common stock (Note 2). The allocation of earnings attributable to such common stocks and the calculation of the related amounts per share were computed by considering the weighted average number of common shares outstanding. Beginning in 1996, common stock equivalents were not considered as they are not material.

     The Available Separate Consolidated Net Income (ASCNI) of Hughes represents the quarterly separate consolidated net income of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes, multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class H common stock outstanding during the period (99 million during the fourth quarter of 1996) and the denominator of which was 400 million during the fourth quarter of 1996. Comparable numerators for the fourth quarters of 1995 and 1994 were 97 million and 93 million. Comparable denominators were 400 million in the fourth quarters of 1995 and 1994.

     The denominator used in determining the ASCNI of Hughes may be adjusted as deemed appropriate by the GM Board of Directors to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation. In this regard, the GM Board has generally caused the denominator to decrease as shares are purchased by Hughes and to increase as such shares are used, at Hughes expense, for Hughes employee benefit plans or acquisitions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 20. EARNINGS PER SHARE ATTRIBUTABLE TO AND DIVIDENDS ON COMMON STOCKS (CONCLUDED)

     Dividends on the $1 2/3 par value common stock are declared out of the earnings of General Motors, excluding the ASCNI of Hughes and EDS, during such time that EDS was an indirect wholly-owned subsidiary of the Corporation. Dividends on the Class H common stock are declared out of the ASCNI of Hughes, earned since the acquisition of Hughes by the Corporation.

     Dividends may be paid on common stocks only when, as and if declared by the GM Board in its sole discretion. The GM Board's policy with respect to $1 2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The current policy of the GM Board with respect to the Class H common stock is to pay quarterly cash dividends approximately equal to 35% of the ASCNI of Hughes, for the prior year.

     During the period that EDS was an indirect wholly-owned subsidiary of the Corporation the ASCNI of EDS was determined quarterly in amounts equal to the separate consolidated net income of EDS for each respective quarter, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS for each such period, multiplied by a fraction, the numerator of which represented the weighted average number of shares of Class E common stock outstanding during the period (439 million for the fourth quarter of 1995) and the denominator of which was 484 million for the fourth quarter of 1995. The denominator of the fraction was adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class E common stock and to reflect certain transfers of capital to or from EDS. The weighted average number of shares of Class E common stock outstanding for 1996 reflects shares outstanding through June 30, 1996. Dividends on the Class E common stock were declared only out of the ASCNI of EDS earned during such time that EDS was an indirect wholly-owned subsidiary of the Corporation.

NOTE 21. STOCK INCENTIVE PLANS

     General Motors' stock incentive plans consist of the General Motors Amended 1987 Stock Incentive Plan (the "GMSIP") and the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"). The GMSIP is administered by the Executive Compensation Committee of the Board. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes Electronics Corporation.

     Under the GMSIP, 40 million shares of $1 2/3 par value and 6 million shares of Class H common stocks may be granted from June 1, 1992 through May 31, 1997 of which 10 million and 3 million shares, respectively, were available for grants at December 31, 1996. Options granted under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants to certain executives vest ratably over three years following the grant date. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

     Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 20 million shares of Class H common stock through May 31, 1997, of which 2 million shares were available for grant at December 31, 1996. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21. STOCK INCENTIVE PLANS (CONCLUDED)

     Changes in the status of outstanding options were as follows:

                                                           GMSIP                          HUGHES PLAN
                                                  $1 2/3 PAR VALUE COMMON                CLASS H COMMON
                                               ------------------------------    ------------------------------
                                                                  WEIGHTED                          WEIGHTED
                                                  SHARES          AVERAGE           SHARES          AVERAGE
                                               UNDER OPTION    EXERCISE PRICE    UNDER OPTION    EXERCISE PRICE
                                               ------------    --------------    ------------    --------------
Options outstanding at January 1, 1994.....     22,761,057         $39.05         6,366,008          $25.19
Granted....................................      6,159,395         $58.61         1,612,640          $36.75
Exercised..................................      3,305,513         $39.23           712,107          $24.48
Terminated.................................        340,161         $50.53           202,220          $34.22
                                                ----------         ------         ---------          ------
Options outstanding at December 31, 1994...     25,274,778         $43.64         7,064,321          $27.64
                                                ----------         ------         ---------          ------
Granted....................................      6,600,115         $43.22         1,537,350          $39.94
Exercised..................................      2,248,627         $37.12         1,929,393          $24.81
Terminated.................................        346,140         $45.12            14,425          $34.17
                                                ----------         ------         ---------          ------
Options outstanding at December 31, 1995...     29,280,126         $44.03         6,657,853          $31.29
                                                ----------         ------         ---------          ------
Granted....................................      7,087,590         $52.27         1,501,900          $61.31
Exercised..................................      6,207,072         $39.16           864,889          $28.58
Terminated.................................        202,697         $51.75           128,075          $42.94
                                                ----------         ------         ---------          ------
Options outstanding at December 31, 1996...     29,957,947         $46.94         7,166,789          $37.70
                                                ----------         ------         ---------          ------
Options exercisable at December 31, 1996...     19,699,257         $45.67         4,965,289          $30.40
                                                ==========         ======         =========          ======

     The following table summarizes information about GMSIP and Hughes Plan stock options outstanding at December 31, 1996:

                                                   WEIGHTED AVERAGE           WEIGHTED                         WEIGHTED
    RANGE OF                       OPTIONS             REMAINING              AVERAGE          OPTIONS         AVERAGE
EXERCISE PRICES                  OUTSTANDING    CONTRACTUAL LIFE (YRS.)    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------                  -----------    -----------------------    --------------    -----------    --------------
GMSIP $1 2/3 PAR VALUE COMMON

$30.00 to $39.99 ............     5,817,515               5.6                  $35.75         5,736,440         $35.71
 40.00 to  49.99 ............    11,406,312               5.9                   43.29         8,225,542          43.30
 50.00 to  60.00 ............    12,734,120               8.2                   55.32         5,737,275          59.01
                                 ----------               ---                  ------        ----------         ------
$30.00 to $60.00 ............    29,957,947               6.8                  $46.94        19,699,257         $45.67
                                 ==========               ===                  ======        ==========         ======
HUGHES PLAN CLASS H COMMON

$15.00 to $24.99 ............       829,669               4.6                  $20.74           829,669         $20.74
 25.00 to  34.99 ............     2,179,755               5.5                   27.36         2,179,755          27.36
 35.00 to  44.99 ............     2,692,090               7.9                   38.45         1,955,865          37.89
 45.00 to  54.99 ............            --                --                      --                --             --
 55.00 to  65.00 ............     1,465,275               9.3                   61.31                --             --
                                 ----------               ---                  ------        ----------         ------
$15.00 to $65.00 ............     7,166,789               7.1                  $37.70         4,965,289         $30.40
                                 ==========               ===                  ======        ==========         ======

NOTE 22. SEGMENT REPORTING

INDUSTRY SEGMENTS

     While the major portion of General Motors' operations is derived from the automotive products industry segment, General Motors also has a financing and insurance industry segment and produces products and

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22. SEGMENT REPORTING (CONTINUED)

provides services in other industry segments. The automotive products segment consists of the design, manufacture, assembly, and sale of automobiles, trucks and related parts and accessories. The financing and insurance operations, primarily GMAC, assist in the merchandising of General Motors' products as well as other products. GMAC offers financial services and certain types of insurance to dealers and customers. In addition, GMAC is engaged in mortgage banking services. The other products segment consists of satellite construction, ownership and operation, communications services, ground equipment, direct-to-home satellite television entertainment services, missile systems, command and control systems, torpedoes and sonar systems, electro-optical systems, airborne radar and communication systems, military training and simulation systems, air traffic control systems, information systems, and guidance and control systems; as well as the design, development, and manufacture of locomotives.

     Substantially all of the products in the automotive segment are marketed through retail dealers and through distributors and jobbers in North America and through distributors and dealers overseas.

     Information concerning continuing operations by industry segment as of and for each of the three years ended December 31, was as follows (in millions):

                                                                 FINANCING &
                                               AUTOMOTIVE         INSURANCE          OTHER
                                                PRODUCTS        OPERATIONS(1)       PRODUCTS        TOTAL
                                               ----------       -------------       --------        -----
1996
Net sales and revenues(2)..................     $133,168           $12,674          $12,173        $158,015
                                                --------           -------          -------        --------
Operating profit...........................     $  4,477               N/A(3)       $   682        $  5,159
                                                --------           -------          -------        --------
Identifiable assets at year-end............     $103,517           $98,358          $17,161        $219,036
                                                --------           -------          -------        --------
Depreciation and amortization expenses.....     $  6,664           $ 4,695          $   481        $ 11,840
                                                --------           -------          -------        --------
Capital expenditures.......................     $  9,010           $   343          $   596(4)     $  9,949
                                                ========           =======          =======        ========
1995
Net sales and revenues(2)..................     $132,159           $11,664          $11,507        $155,330
                                                --------           -------          -------        --------
Operating profit...........................     $  6,101               N/A(3)       $   538        $  6,639
                                                --------           -------          -------        --------
Identifiable assets at year-end............     $ 91,162           $95,545          $17,372        $204,079
                                                --------           -------          -------        --------
Depreciation and amortization expenses.....     $  5,990           $ 4,427          $   796        $ 11,213
                                                --------           -------          -------        --------
Capital expenditures                            $  8,216           $   133          $   437(4)     $  8,786
                                                ========           =======          =======        ========
1994
Net sales and revenues(2)..................     $123,253           $ 9,419          $11,507        $144,179
                                                --------           -------          -------        --------
Operating profit...........................     $  6,116               N/A(3)       $   891        $  7,007
                                                --------           -------          -------        --------
Identifiable assets at year-end............     $ 88,064           $85,270          $13,879        $187,213
                                                --------           -------          -------        --------
Depreciation and amortization expenses.....     $  5,655           $ 3,302          $   688        $  9,645
                                                --------           -------          -------        --------
Capital expenditures.......................     $  5,545           $   133          $   345(4)     $  6,023
                                                ========           =======          =======        ========

-------------------------
(1) Financing and insurance operations included the following financial data for
    GMAC:

                                                                     1996       1995       1994
                                                                     ----       ----       ----
    Net Income..................................................    $ 1,240    $ 1,031    $   920
    Total Assets................................................    $98,578    $95,648    $86,517
    Net Assets..................................................    $ 8,268    $ 8,269    $ 7,894

(2) After elimination of intersegment transactions.

(3) Financing and insurance operations do not report operating profit.

(4) Excludes expenditures related to telecommunications and other equipment amounting to $188 million, $275 million, and $256 million in 1996, 1995, and 1994, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22. SEGMENT REPORTING (CONTINUED)

     A reconciliation of net sales and revenues to total net sales and revenues and of total operating profit to income from continuing operations before income taxes detailed in the consolidated statements of income and a reconciliation of identifiable assets to total assets displayed in the consolidated balance sheets follow (in millions):

                                                                     AS OF AND FOR THE YEARS ENDED
                                                                              DECEMBER 31,
                                                                  ------------------------------------
                                                                    1996          1995          1994
                                                                    ----          ----          ----
Net sales and revenues......................................      $158,015      $155,330      $144,179
Other income................................................         6,054         4,942         4,320
                                                                  --------      --------      --------
     Total net sales and revenues...........................      $164,069      $160,272      $148,499
                                                                  ========      ========      ========
Total operating profit......................................      $  5,159      $  6,639      $  7,007
Financing and insurance operations..........................         2,036         1,783         1,440
Other corporate income and expenses less intersegment
  transactions..............................................          (519)          (73)       (1,349)
                                                                  --------      --------      --------
     Income from continuing operations before income
       taxes................................................      $  6,676      $  8,349      $  7,098
                                                                  ========      ========      ========
Identifiable assets.........................................      $219,036      $204,079      $187,213
Corporate assets............................................         4,984         5,688         5,649
Net assets of discontinued operations.......................            --         5,055         4,348
Eliminations................................................        (1,878)       (1,159)       (2,222)
                                                                  --------      --------      --------
     Total assets...........................................      $222,142      $213,663      $194,988
                                                                  ========      ========      ========

GEOGRAPHIC SEGMENTS

     Information concerning continuing operations by principal geographic area was as follows (in millions):

                                                     AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                           UNITED      CANADA                 LATIN      ALL
                                           STATES     & MEXICO    EUROPE     AMERICA    OTHER     TOTAL(1)
                 1996                      ------     --------    ------     -------    -----     --------
Net sales and revenues
  Manufactured products...............    $ 99,019    $ 8,433     $27,793    $6,860     $3,236    $145,341
  Financial services..................       8,960      1,110       2,156       135        313      12,674
  Other income........................       5,090        138         506       363        (43)      6,054
                                          --------    -------     -------    ------     ------    --------
     Subtotal.........................     113,069      9,681      30,455     7,358      3,506     164,069
  Interarea...........................      13,357     17,243       1,509       632         28          --
                                          --------    -------     -------    ------     ------    --------
     Total............................    $126,426    $26,924     $31,964    $7,990     $3,534    $164,069
                                          ========    =======     =======    ======     ======    ========
Income from continuing operations.....    $  1,633    $ 1,043     $ 1,077    $  901     $  344    $  4,953
                                          --------    -------     -------    ------     ------    --------
Total assets..........................    $166,724    $14,888     $32,307     5,924     $5,616    $222,142
                                          --------    -------     -------    ------     ------    --------
Net assets............................    $  7,354    $ 3,776     $ 7,337    $3,172     $1,943    $ 23,418
                                          ========    =======     =======    ======     ======    ========

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22. SEGMENT REPORTING (CONCLUDED)

                                                    AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                             UNITED     CANADA               LATIN     ALL
                                             STATES    & MEXICO   EUROPE    AMERICA   OTHER    TOTAL(1)
                                             ------    --------   ------    -------   -----    --------
1995
Net sales and revenues
  Manufactured products...................  $102,205   $ 6,985    $27,204    $5,918   $1,354   $143,666
  Financial services......................     8,125       986      2,192       119      242     11,664
  Other income............................     3,664       120        639       330      189      4,942
                                            --------   -------    -------    ------   ------   --------
     Subtotal.............................   113,994     8,091     30,035     6,367    1,785    160,272
  Interarea...............................    12,781    17,998      1,055       621       59         --
                                            --------   -------    -------    ------   ------   --------
     Total................................  $126,775   $26,089    $31,090    $6,988   $1,844   $160,272
                                            ========   =======    =======    ======   ======   ========
Income from continuing operations before
  cumulative effect of accounting
  change..................................  $  2,449   $ 1,102    $ 1,393    $  701   $  329   $  6,033
                                            --------   -------    -------    ------   ------   --------
Income from continuing operations.........  $  2,397   $ 1,102    $ 1,393    $  701   $  329   $  5,981
                                            --------   -------    -------    ------   ------   --------
Total assets(2)...........................  $161,606   $14,096    $33,111    $4,862   $4,237   $213,663
                                            --------   -------    -------    ------   ------   --------
Net assets(2).............................  $  6,451   $ 4,638    $ 8,540    $3,029   $1,550   $ 23,346
                                            --------   -------    -------    ------   ------   --------
1994
Net sales and revenues
Manufactured products.....................  $ 96,577   $ 8,218    $23,542    $5,220   $1,203   $134,760
Financial services........................     6,531       781      1,894        57      156      9,419
Other income..............................     3,154       178        483       355      150      4,320
                                            --------   -------    -------    ------   ------   --------
     Subtotal.............................   106,262     9,177     25,919     5,632    1,509    148,499
  Interarea...............................    11,477    13,607        754        90       59         --
                                            --------   -------    -------    ------   ------   --------
     Total................................  $117,739   $22,784    $26,673    $5,722   $1,568   $148,499
                                            ========   =======    =======    ======   ======   ========
Income from continuing operations before
  cumulative effect of accounting
  change..................................  $  1,464   $ 1,143    $ 1,219    $  795   $  262   $  4,866
                                            --------   -------    -------    ------   ------   --------
Income from continuing operations.........  $    750   $ 1,098    $ 1,219    $  795   $  262   $  4,108
                                            --------   -------    -------    ------   ------   --------
Total assets(2)...........................  $151,058   $13,762    $28,570    $3,983   $3,254   $194,274
                                            --------   -------    -------    ------   ------   --------
Net assets(2).............................  $ (1,178)  $ 4,724    $ 6,719    $2,178   $1,066   $ 12,824
                                            --------   -------    -------    ------   ------   --------

-------------------------
(1) After elimination of interarea transactions.

(2) Includes the net assets of discontinued operations of $5.1 billion and $4.3 billion at December 31, 1995 and 1994, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED
NOTE 23. SUBSEQUENT EVENTS

     On January 16, 1997, the Corporation announced a series of planned transactions that would impact the defense electronics, automotive electronics, and telecommunications and space businesses of Hughes. The transactions would include:

     - The tax-free spin-off of 100% of the Hughes defense business, to holders of GM's $1 2/3 par value and Class H common stocks;

     - The tax-free merger of the Hughes defense business with Raytheon Company (Raytheon) immediately following the spin-off, after which there would be outstanding two classes of Raytheon/Hughes defense common stock;

     - The transfer of Delco Electronics (Delco), the automotive electronics subsidiary of Hughes, from Hughes to GM's Delphi Automotive Systems and a reallocation of the derivative interest in the earnings of Delco currently held by Class H common stockholders to holders of $1 2/3 par value common stock; and

     - The recapitalization of Class H common stock into a tracking stock linked solely to the telecommunications and space business of Hughes. GM would continue to own 100% of Hughes, which would hold and operate its existing telecommunications and space business.

     The distribution of stock in the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock would be in a ratio that would be determined by GM's Board of Directors to be fair to both classes of stockholders and would reflect: (1) a pro rata spin-off of the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock; (2) a partial reallocation of the Hughes defense business from holders of GM $1 2/3 par value common stock to holders of Class H common stock in exchange for the derivative interest in the earnings of Delco currently held by the Class H stockholders; and (3) other effects of and factors relating to the planned transactions. Such a distribution ratio will be set by GM's Board of Directors at a time closer to GM's distribution of the solicitation statement/prospectus pursuant to which GM stockholders will be asked to approve the transactions.

     The planned transactions are subject to approval by holders of GM $1 2/3 par value and Class H common stock. In addition, the merger of the Hughes defense business with Raytheon, which is contingent upon the spin-off of the Hughes defense business, is subject to approval by the stockholders of Raytheon. The planned transactions also are subject to a variety of regulatory approvals and actions, including anti-trust clearance and receipt of rulings by the Internal Revenue Service that the spin-off of the Hughes defense business would be tax-free to GM and its stockholders.

     The spin-off is not being proposed in a manner that would result in the recapitalization of Class H common stock into $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the Corporation's Restated Certificate of Incorporation.

     No assurances can be given that the above transactions will be completed; however, management of the Corporation and the Corporation's Board of Directors expect to solicit stockholder approval during the third quarter of 1997, after certain conditions are satisfied.

     Separately, on January 27, 1997, the GM Board of Directors approved a $2.5 billion repurchase program for $1 2/3 par value common stock, which was expected to be completed principally through open-market purchases within 12 months of the announcement date. This would represent a repurchase of slightly more than 5% of the shares of $1 2/3 par value common stock outstanding on the date of the announcement, based on the New York Stock Exchange's closing price on the last business day prior to the announcement.

                                *  *  *  *  *  *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SUPPLEMENTARY INFORMATION

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                            1996 QUARTERS
                                                           ------------------------------------------------
                                                           1ST(1)(2)       2ND        3RD(3)     4TH(1)(4)
                                                           ---------       ---        ------     ---------
                                                            (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues.................................      $39,240      $44,772     $39,109      $40,948
                                                             =======      =======     =======      =======
Income from continuing operations before income
  taxes................................................      $ 1,233      $ 3,193     $ 1,529      $   721
Income taxes (benefit).................................          433        1,097         258          (65)(5)
                                                             -------      -------     -------      -------
  Income from continuing operations....................          800        2,096       1,271          786
Income (loss) from discontinued operations.............          219         (209)         --           --
                                                             -------      -------     -------      -------
     Net income........................................        1,019        1,887       1,271          786
Dividends on preference stocks.........................           20           20          21           20
                                                             -------      -------     -------      -------
     Earnings on common stocks.........................      $   999      $ 1,867     $ 1,250      $   766
                                                             =======      =======     =======      =======
Earnings attributable to common stocks
  $1 2/3 par value from continuing operations..........      $   704      $ 2,001     $ 1,188      $   696
  Income (loss) from discontinued operations...........           10          (15)         --           --
                                                             -------      -------     -------      -------
     Net earnings attributable to $1 2/3 par value.....      $   714      $ 1,986     $ 1,188      $   696
                                                             =======      =======     =======      =======
  Income (loss) from discontinued operations
     attributable to Class E...........................      $   209      $  (194)    $    --      $    --
                                                             =======      =======     =======      =======
  Net earnings attributable to Class H.................      $    76      $    75     $    62      $    70
                                                             =======      =======     =======      =======
Average number of shares of common stocks outstanding
  (in millions)
  $1 2/3 par value.....................................          755          756         756          756
  Class E..............................................          463          479          --           --
  Class H..............................................           97           98          99           99
Earnings per share attributable to common stocks
  $1 2/3 par value from continuing operations..........       $ 0.93       $ 2.65      $ 1.57        $ 0.92
  Income (loss) from discontinued operations...........         0.01        (0.02)         --           --
                                                             -------      -------     -------      -------
     Net earnings attributable to $1 2/3 par value.....       $ 0.94       $ 2.63      $ 1.57        $ 0.92
                                                             =======      =======     =======      =======
  Income (loss) from discontinued operations
     attributable to Class E...........................       $ 0.45       $(0.41)     $   --        $   --
                                                             =======      =======     =======      =======
  Net earnings attributable to Class H.................       $ 0.78       $ 0.77      $ 0.63        $ 0.70
                                                             =======      =======     =======      =======
Cash dividends per share of common stocks
  $1 2/3 par value.....................................       $ 0.40       $ 0.40      $ 0.40        $ 0.40
  Class E..............................................       $ 0.15       $ 0.15      $   --        $   --
  Class H..............................................       $ 0.24       $ 0.24      $ 0.24        $ 0.24
Price range of common stocks
  $1 2/3 par value(6): High............................       $54.75       $58.13      $54.50        $59.38
                      Low                                     $46.88       $51.50      $45.75        $47.75
  Class E(6):..........................................
                      High                                    $58.00       $58.63      $   --        $   --
                      Low..............................       $50.00       $52.25      $   --        $   --
  Class H(6):..........................................
                      High                                    $63.38       $68.25      $61.38        $59.25
                      Low..............................       $45.00       $57.50      $53.13        $49.50

-------------------------
See notes on page II-43.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

-------------------------
(1) Work stoppages in the United States and Canada, during the first and fourth quarters of 1996, reduced calendar-year pre-tax income by approximately $1.9 billion ($1.2 billion after taxes or $1.56 per share of $1 2/3 par value common stock), after considering partial recovery of production losses from the work stoppages. The pre-tax impact in the 1996 fourth quarter totaled $1.1 billion ($700 million after taxes or $0.91 per share of $1 2/3 par value common stock).

(2) The 1996 first quarter income includes a pre-tax gain of $120 million ($72 million after taxes or $0.07 per share of $1 2/3 par value common stock and $0.18 per share of Class H common stock), on the sale of 2.5% of DIRECTV(R) to AT&T.

(3) During the 1996 third quarter, GM-NAO/Delphi recorded a pre-tax plant closings reserve adjustment of $409 million ($253 million after taxes or $0.34 per share of $1 2/3 par value common stock), associated with GM's decision to utilize its Wilmington, Delaware facility for the assembly of the new generation Saturn vehicle.

(4) Fourth quarter 1996 results also included the following special items:

        (a) A pre-tax plant closings reserve adjustment of $318 million ($197 million after taxes or $0.26 per share of $1 2/3 par value common stock), which primarily resulted from revised estimates of costs to be incurred in connection with plant closings, in light of changes in redeployment and other assumptions, including those resulting from the 1996 settlements with the UAW and CAW.

        (b) A pre-tax loss of $253 million ($157 million after taxes or $0.21 per share of $1 2/3 par value common stock), in connection with the sale of four Delphi component facilities, located in Flint and Livonia, Mich., and Oshawa and Windsor, Canada, and GM-NAO's Oshawa die-management business.

        (c) A pre-tax gain of $105 million ($65 million after taxes or $0.09 per share of $1 2/3 par value common stock), on the sale of GM's preferred stock interest in Avis, Inc.

        (d) Retiree benefit increases associated with the new UAW labor agreement include lump-sum payments that resulted in a pre-tax charge of approximately $270 million ($167 million after taxes or $0.22 per share of $1 2/3 par value common stock).

(5) The income tax benefit in the fourth quarter of 1996 was primarily due to research and experimentation credits in the United States, as well as certain international tax benefits and tax benefits relating to the resolution of certain tax contingencies at Hughes.

(6) The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1 2/3 par value common stock is also listed on the Chicago, Pacific, and Philadelphia stock exchanges. As of December 31, 1996, there were 592,515 holders of record of $1 2/3 par value common stock and 247,782 holders of record of Class H common stock.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY DATA (UNAUDITED) -- CONCLUDED

                                                                              1995 QUARTERS
                                                          ------------------------------------------------------
                                                             1ST            2ND            3RD            4TH
                                                             ---            ---            ---            ---
                                                              (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues..................................  $  41,400      $  42,205      $  35,316      $  41,351
                                                          =========      =========      =========      =========
Income from continuing operations before income taxes...  $   3,171      $   2,902      $     420      $   1,856(1)
Income taxes............................................      1,214            820             23(2)         259(1)
                                                          ---------      ---------      ---------      ---------
  Income from continuing operations before cumulative
    effect of accounting change.........................      1,957          2,082            397          1,597
Income from discontinued operations.....................        197            188            246            269
Cumulative effect of accounting change..................        (52)(3)         --             --             --
                                                          ---------      ---------      ---------      ---------
    Net income..........................................      2,102          2,270            643          1,866
Dividends on preference stocks..........................         72            199(4)          42             51
                                                          ---------      ---------      ---------      ---------
    Earnings on common stocks...........................  $   2,030      $   2,071      $     601      $   1,815
                                                          =========      =========      =========      =========
Earnings attributable to common stocks
  $1 2/3 par value from continuing operations before
  cumulative
    effect of accounting change.........................  $   1,821      $   1,814      $     294      $   1,475
  Income (loss) from discontinued operations............         75            (18)            23             25
  Cumulative effect of accounting change................        (52)            --             --             --
                                                          ---------      ---------      ---------      ---------
    Net earnings attributable to $1 2/3 par value.......  $   1,844      $   1,796      $     317      $   1,500
                                                          =========      =========      =========      =========
  Income from discontinued operations attributable to
    Class E.............................................  $     122      $     206      $     223      $     244
                                                          =========      =========      =========      =========
Net earnings attributable to Class H....................  $      64      $      69      $      61      $      71
                                                          =========      =========      =========      =========
Average number of shares of common stocks outstanding
  (in millions)
  $1 2/3 par value......................................        753            746            748            752
  Class E...............................................        300            439(5)         439            439
  Class H...............................................         94             95             96             97
Earnings per share attributable to common stocks
  $1 2/3 par value from continuing operations before
  cumulative
    effect of accounting change.........................      $2.41          $2.41          $0.39          $1.95
  Income (loss) from discontinued operations............       0.10          (0.02)          0.03           0.03
  Cumulative effect of accounting change................      (0.07)(3)         --             --             --
                                                          ---------      ---------      ---------      ---------
    Net earnings attributable to $1 2/3 par value.......      $2.44          $2.39          $0.42          $1.98
                                                          =========      =========      =========      =========
Income from discontinued operations attributable to
  Class E...............................................      $0.42          $0.47          $0.51          $0.56
                                                          =========      =========      =========      =========
Net earnings attributable to Class H....................      $0.67          $0.72          $0.64          $0.74
                                                          =========      =========      =========      =========
Cash dividends per share of common stocks
  $1 2/3 par value......................................      $0.20          $0.30          $0.30          $0.30
  Class E...............................................      $0.13          $0.13          $0.13          $0.13
  Class H...............................................      $0.23          $0.23          $0.23          $0.23
Price range of common stocks
  $1 2/3 par value: High................................     $45.63         $49.00         $51.88         $53.13
                  Low...................................     $37.25         $42.38         $45.38         $43.38
  Class E:       High...................................     $41.38         $45.25         $47.50         $52.63
                  Low...................................     $36.88         $38.38         $41.50         $43.88
  Class H:       High...................................     $41.75         $41.63         $42.75         $50.00
                  Low...................................     $33.25         $37.75         $39.13         $39.50

-------------------------
(1) Income taxes and interest expense in the fourth quarter reflect benefits related to the resolution of worldwide prior year income tax issues. Income taxes also reflect the benefit of a U.S. net operating loss carryback -- for tax purposes only -- to years with higher tax rates.

(2) The effective income tax rate in the third quarter reflects tax benefits from the mix of foreign income and foreign income taxes.

(3) In November 1995, the Corporation adopted, retroactive to January 1, 1995, the provisions of the EITF consensus on Issue No. 95-1. The unfavorable cumulative effect of this accounting change was $52 million or $0.07 per share of $1 2/3 par value common stock. Previously reported first quarter results were restated to reflect the effects of adoption. The effect on other 1995 quarters was not material.

(4) Includes a $153 million tender offer premium associated with the repurchase of a portion of the Series B, D, and G preference stocks.

(5) Reflects Class E common stock contribution to the U.S. Hourly Pension Plan.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED)

                                                                       YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                              1996               1995               1994
                                                              ----               ----               ----
                                                            (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Net sales and revenues.................................      $164,069           $160,272           $148,499
Income from continuing operations before income
  taxes................................................      $  6,676(1)        $  8,349           $  7,098
Percentage of net sales and revenues...................           4.1%               5.2%               4.8%
                                                             ========           ========           ========
Income from continuing operations before cumulative
  effect of accounting changes.........................      $  4,953(1)        $  6,033           $  4,866
Income from discontinued operations....................            10                900                793
Cumulative effect of accounting changes................            --                (52)(2)           (758)(4)
                                                             --------           --------           --------
     Net income........................................      $  4,963           $  6,881           $  4,901
                                                             ========           ========           ========
Earnings on common stocks..............................      $  4,882           $  6,517           $  4,580
                                                             ========           ========           ========
Rate of return on average common stockholders'
  equity...............................................          22.5%              54.2%(3)           79.9%(3)
                                                             ========           ========           ========
$1 2/3 par value common stock
  Earnings from continuing operations attributable
     to................................................      $  4,589(1)        $  5,352(2)        $  3,545(4)
  Income (loss) from discontinued operations
     attributable to...................................            (5)               105                349
  Cash dividends.......................................         1,209                824                593
                                                             --------           --------           --------
     Net earnings retained.............................      $  3,375           $  4,633           $  3,301
                                                             ========           ========           ========
  Earnings per share from continuing operations........        $ 6.07(1)           $7.07(2)           $4.69(4)
  Income (loss) per share from discontinued
     operations........................................         (0.01)              0.14               0.46
  Cash dividends per share.............................          1.60               1.10               0.80
                                                             --------           --------           --------
     Net earnings retained per share...................        $ 4.46              $6.11              $4.35
                                                             ========           ========           ========
Class E common stock
  Income from discontinued operations attributable
     to................................................        $   15              $ 795              $ 444
  Cash dividends.......................................           145                205                125
                                                             --------           --------           --------
     Net income retained (loss accumulated)............        $ (130)             $ 590              $ 319
                                                             ========           ========           ========
  Income per share.....................................        $ 0.04              $1.96              $1.71
  Cash dividends per share.............................          0.30               0.52               0.48
                                                             --------           --------           --------
     Net income retained (loss accumulated) per
       share...........................................        $(0.26)             $1.44              $1.23
                                                             ========           ========           ========
Class H common stock
  Earnings attributable to.............................         $ 283              $ 265              $ 242(4)
  Cash dividends.......................................            94                 88                 74
                                                             --------           --------           --------
     Net earnings retained.............................         $ 189              $ 177              $ 168
                                                             ========           ========           ========
  Earnings per share...................................        $ 2.88              $2.77              $2.62(4)
  Cash dividends per share.............................          0.96               0.92               0.80
                                                             --------           --------           --------
     Net earnings retained per share...................        $ 1.92              $1.85              $1.82
                                                             ========           ========           ========

-------------------------
See notes on page II-47.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED FINANCIAL DATA (UNAUDITED) -- CONTINUED

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                  1993              1992
                                                                  ----              ----
                                                                (DOLLARS IN MILLIONS EXCEPT
                                                                    PER SHARE AMOUNTS)
Net sales and revenues......................................     $132,991          $127,378
Income (loss) from continuing operations before income
  taxes.....................................................     $  1,479          $ (4,299)
Percentage of net sales and revenues........................          1.1%             (3.4)%
                                                                 ========          ========
Income (loss) from continuing operations before cumulative
  effect of accounting changes..............................     $  1,777          $ (3,222)
Income from discontinued operations.........................          689               601
Cumulative effect of accounting changes.....................           --           (20,877)(5)
                                                                 --------          --------
  Net income (loss).........................................     $  2,466          $(23,498)
                                                                 ========          ========
Earnings (loss) on common stocks............................     $  2,109          $(23,805)
Rate of return on average common stockholders' equity.......        104.2%(3)        (169.3)%
                                                                 ========          ========
$1 2/3 par value common stock
  Earnings (loss) from continuing operations attributable
     to.....................................................     $  1,216          $(24,263)(5)
  Income from discontinued operations attributable to.......          322               322
  Cash dividends............................................          566               945
                                                                 --------          --------
     Net earnings retained (loss accumulated)...............     $    972          $(24,886)
                                                                 ========          ========
  Earnings (loss) per share from continuing operations......        $1.68           $(38.76)(5)
  Income per share from discontinued operations.............         0.45              0.48
  Cash dividends per share..................................         0.80              1.40
                                                                 --------          --------
     Net earnings retained (loss accumulated) per share.....        $1.33           $(39.68)
                                                                 ========          ========
Class E common stock
  Income from discontinued operations attributable to.......        $ 367           $   278
  Cash dividends............................................           97                76
                                                                 --------          --------
     Net income retained....................................        $ 270           $   202
                                                                 ========          ========
  Income per share..........................................        $1.51           $  1.33
  Cash dividends per share..................................         0.40              0.36
                                                                 --------          --------
     Net income retained per share..........................        $1.11            $ 0.97
                                                                 ========          ========
Class H common stock
  Earnings (loss) attributable to...........................        $ 204            $ (142)(5)
  Cash dividends............................................           64                53
                                                                 --------          --------
     Net earnings retained (loss accumulated)...............        $ 140            $ (195)
                                                                 ========          ========
  Earnings (loss) per share.................................        $2.30           $ (2.29)(5)
  Cash dividends per share..................................         0.72              0.72
                                                                 --------          --------
     Net earnings retained (loss accumulated) per share.....        $1.58           $ (3.01)
                                                                 ========          ========

-------------------------
See notes on page II-47.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTARY INFORMATION -- CONCLUDED

SELECTED FINANCIAL DATA (UNAUDITED) -- CONCLUDED

                                                                       AS OF AND FOR THE
                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1996          1995          1994
                                                                ----          ----          ----
                                                                     (DOLLARS IN MILLIONS)
Average number of shares of common stocks outstanding (in
  millions)
  $1 2/3 par value..........................................       756           750           741
  Class E...................................................       470           405           260
  Class H...................................................        98            96            92
Cash dividends on common stocks as a % of net income........      29.2%         16.2%         16.2%
Expenditures for property...................................  $  9,949      $  8,786      $  6,023
Cash and marketable securities..............................  $ 22,262      $ 16,018      $ 15,331
Working capital(6)..........................................  $  1,699      $  5,726      $   (627)
Current ratio(6)............................................      1.04          1.14          0.98
Total assets................................................  $222,142      $213,663      $191,145
Long-term debt and capitalized leases(6)....................  $  5,390      $  4,280      $  5,198

                                                                   AS OF AND FOR THE
                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                  1993           1992
                                                                  ----           ----
                                                                 (DOLLARS IN MILLIONS)
Average number of shares of common stocks outstanding (in
  millions)
  $1 2/3 par value..........................................          710            670
  Class E...................................................          243            209
  Class H...................................................           89             75
Cash dividends on capital stocks as a % of net income.......        29.5%            N/A
Expenditures for property...................................     $  5,655       $  5,951
Cash and marketable securities..............................     $ 17,369       $ 14,533
Working capital(6)..........................................     $  1,937       $ 10,264
Current ratio(6)............................................         1.08           1.32
Total assets................................................     $182,388       $184,287
Long-term debt and capitalized leases(6)....................     $  5,861       $  6,495

-------------------------
(1) Work stoppages in the United States and Canada, during the first and fourth quarters of 1996, reduced 1996 pre-tax income by approximately $1.9 billion ($1.2 billion after taxes or $1.56 per share of $1 2/3 par value common stock), after considering partial recovery of production losses from the work stoppages.

(2) In November 1995, the Corporation adopted, retroactive to January 1, 1995, the provisions of the EITF consensus on Issue No. 95-1. The unfavorable effect of this accounting change was $52 million or $0.07 per share of $1 2/3 par value common stock.

(3) The returns in 1995, 1994 and 1993 reflect the adoption of SFAS No. 106 and its impact on lowering average common stockholders' equity.

(4) General Motors adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1994. The unfavorable cumulative effect of adopting SFAS No. 112 was $751 million or $1.05 per share of $1 2/3 par value common stock and $7 million or $0.08 per share of Class H common stock.

(5) General Motors adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, effective January 1, 1992. The unfavorable cumulative effect of adopting SFAS No. 106 was $20.7 billion or $33.38 per share of $1 2/3 par value common stock and $150 million or $2.08 per share of Class H common stock. Also effective January 1, 1992, Hughes changed its revenue recognition policy for certain commercial businesses, which resulted in an unfavorable effect on 1992 earnings of $33 million or $0.05 per share of $1 2/3 par value common stock and $7 million or $0.10 per share of Class H common stock.

(6) Calculated with financing and insurance operations on an equity basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1996, included as Exhibit 99 to this Annual Report on Form 10-K, and the GMAC Annual Report on Form 10-K for the period ended December 31, 1996, filed separately with the Securities and Exchange Commission.

GM-NAO/DELPHI FINANCIAL HIGHLIGHTS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                1996          1995             1994
                                                                ----          ----             ----
                                                                       (DOLLARS IN MILLIONS)
Net sales and revenues
  Vehicles and service parts..............................    $ 93,381      $ 95,936         $ 91,768
  Components..............................................      26,002        26,426           26,097
  Intrasector eliminations................................     (18,381)      (19,109)         (19,732)
                                                              --------      --------         --------
     Total net sales and revenues.........................     101,002       103,253           98,133
                                                              --------      --------         --------
Pre-tax income............................................       1,206         3,346            1,589
Income taxes..............................................          44           962              268
Earnings of nonconsolidated affiliates....................          84            64               61
Cumulative effect of accounting changes...................          --           (52)(1)         (705)(2)
                                                              --------      --------         --------
     Net income...........................................    $  1,246      $  2,396         $    677
                                                              ========      ========         ========
     Net profit margin (3)................................        1.2%          2.3%             0.7%
Depreciation and amortization expenses....................    $  4,916      $  4,664         $  4,324
Capital expenditures......................................    $  6,158      $  6,013         $  3,976
Worldwide employment at December 31 (in thousands)........         424           434              431

-------------------------
(1) In November 1995, the provisions of Issue No. 95-1 of the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF), Revenue Recognition on Sales with a Guaranteed Minimum Resale Value, were retroactively adopted to January 1, 1995 and resulted in an unfavorable impact of $52 million.
(2) Effective January 1, 1994, Statement of Financial Accounting Standards
    (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, was adopted and resulted in an unfavorable impact of $705 million.
(3) Net profit margin represents net income as a percentage of total net sales and revenues.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GM-NAO

                                                            YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------------------------------------
                                        1996                          1995                          1994
                             ---------------------------   ---------------------------   ---------------------------
                                                 GM AS                         GM AS                         GM AS
                                                 A % OF                        A % OF                        A % OF
                             INDUSTRY    GM     INDUSTRY   INDUSTRY    GM     INDUSTRY   INDUSTRY    GM     INDUSTRY
                             --------    --     --------   --------    --     --------   --------    --     --------
United States
  Cars.....................    8,528    2,786    32.7%       8,636    2,956    34.2%       8,991    3,079    34.3%
  Trucks...................    6,931    2,007    29.0%       6,484    1,939    29.9%       6,422    1,984    30.9%
                              ------    -----               ------    -----               ------    -----
     Total U.S.(1).........   15,459    4,793    31.0%      15,120    4,895    32.4%      15,413    5,063    32.8%
Canada.....................    1,203      381    31.6%       1,165      385    33.0%       1,258      410    32.6%
Mexico.....................      332       89    26.9%         232       48    20.7%         620      114    18.3%
                              ------    -----               ------    -----               ------    -----
     Total North America...   16,994    5,263    31.0%      16,517    5,328    32.3%      17,291    5,587    32.3%
                              ======    =====               ======    =====               ======    =====
WHOLESALE SALES -- GM-NAO
  Cars.....................             2,913                         3,352                         3,353
  Trucks...................             2,239                         2,208                         2,184
                                        -----                         -----                         -----
     Total.................             5,152                         5,560                         5,537
                                        =====                         =====                         =====

-------------------------
(1) Industry deliveries include foreign brands of 4.2 million units or 27.1% in 1996, 4.1 million units or 26.8% in 1995, and 4.1 million units or 26.8% in 1994.

GM-NAO/DELPHI FINANCIAL REVIEW

     The 1996 net income of GM-NAO/Delphi, which represents the combined results for General Motors' North American Operations (GM-NAO) and Delphi Automotive Systems (Delphi), totaled $1.2 billion or 1.2% of net sales and revenues, compared with $2.4 billion and $677 million in 1995 and 1994, respectively. The decrease in 1996 net income was almost fully accounted for by lower wholesale sales caused by three major work stoppages. Other factors impacting 1996 results were the record number of new vehicle launches, and increased advertising and other consumer influence expenses related to the new vehicle launches, partially offset by savings associated with continued implementation of worldwide purchasing and lean manufacturing strategies. The increase in 1995 net income was primarily due to revenue growth, global sourcing savings, and reduced manufacturing costs.

     GM-NAO/Delphi's 1996 net income included certain special items that had a net unfavorable impact of approximately $900 million after-tax. The 1996 special items included the unfavorable impact of the three work stoppages in the U.S. and Canada (approximately $1.1 billion after-tax), the sale of four Delphi plants and GM-NAO's Oshawa die-management business ($157 million after-tax), and retiree lump sum benefit payments ($163 million after-tax). The effect of the unfavorable special items was partially offset by favorable net plant closings reserve adjustments ($450 million after-tax) and a gain on the sale of GM's preferred stock interest in Avis, Inc. ($65 million after-tax). Additional information regarding the GM-NAO plant closings reserve is contained in Note 17 to the GM consolidated financial statements.

     Net sales and revenues for 1996 were $101 billion, which represented a decrease of $2.3 billion compared with 1995. The decrease in net sales and revenues was largely due to a decrease in the number of wholesale units sold caused by the work stoppages, partially offset by an increase of approximately 6% in Delphi's non GM-NAO vehicle component sales. Net sales and revenues for 1995 were $103.3 billion, which represented an increase of $5.1 billion compared with 1994. The increase in 1995 net sales and revenues primarily resulted from favorable pricing, an increase of 23,000 wholesale units sold, and an increase of approximately 9% in Delphi's non GM-NAO vehicle component sales. The favorable items were partially offset by a year-over-year shift in vehicle sales from the large/luxury segments to the small/compact segments.

     During 1996, GM-NAO's market share increase in Mexico resulted from favorable customer reaction to new products. However, in the United States and Canada, market share decreased primarily due to the work stoppages and the new vehicle launches, which restricted availability of certain models.

     Pre-tax income for 1996 decreased by $2.1 billion to $1.2 billion, compared with $3.3 billion and $1.6 billion for 1995 and 1994, respectively. The decrease in 1996 pre-tax income was primarily due to the impact of the special items described previously and the record number of new vehicle launches, partially offset by the favorable results of continued efforts to reduce costs and improve efficiency. The increase in 1995 pre-tax income, compared with 1994, reflected material and manufacturing efficiencies and lower interest expense, which were partially offset by increased depreciation and amortization expenses associated with new equipment and special tools.

     The effective income tax rate for 1996 was 3.6%, compared with 28.8% and 16.9% for 1995 and 1994, respectively. The lower 1996 tax rate resulted from research and experimentation credits in the United States, a favorable resolution of items related to GM's 1995 tax return, and a favorable tax position in Mexico. The 1995 tax rate reflected a U.S. net operating loss -- for tax purposes only -- which was carried back to prior years that were subject to higher income tax rates, while the 1994 tax rate reflected favorable tax positions in Canada and Mexico.

GMIO FINANCIAL HIGHLIGHTS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                    (DOLLARS IN MILLIONS)
Net sales and revenues......................................    $35,251    $32,112    $28,087
                                                                -------    -------    -------
Pre-tax income..............................................      1,787      1,601      2,232
Income taxes................................................        307        162        818
Earnings of nonconsolidated affiliates......................         52        205        161
                                                                -------    -------    -------
  Net income
     GM Europe (GME)........................................        778        796        695
     Other International....................................        754        848        880
                                                                -------    -------    -------
          Total net income..................................    $ 1,532    $ 1,644    $ 1,575
                                                                =======    =======    =======
          Net profit margin(1)..............................        4.3%       5.1%       5.6%
Depreciation and amortization expenses......................    $ 1,486    $ 1,364    $ 1,202
Capital expenditures........................................    $ 2,669    $ 2,086    $ 1,388
Worldwide employment at December 31 (in thousands)..........        111        103        102

-------------------------
(1) Net profit margin represents total net income as a percentage of net sales and revenues.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS -- GMIO

                                                              YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------------------
                                          1996                          1995                          1994
                               ---------------------------   ---------------------------   ---------------------------
                                                   GM AS                         GM AS                         GM AS
                                                   A % OF                        A % OF                        A % OF
                               INDUSTRY    GM     INDUSTRY   INDUSTRY    GM     INDUSTRY   INDUSTRY    GM     INDUSTRY
                               --------    --     --------   --------    --     --------   --------    --     --------
                                                                (UNITS IN THOUSANDS)
INTERNATIONAL
Europe
  Germany...................     3,752      582    15.5%       3,575      581    16.2%       3,470      553    15.9%
  United Kingdom............     2,281      326    14.3%       2,195      334    15.2%       2,139      347    16.2%
  Other West Europe.........     8,414      787     9.4%       7,850      751     9.6%       7,831      752     9.6%
                                ------    -----               ------    -----               ------    -----
     Total West Europe......    14,447    1,695    11.7%      13,620    1,666    12.2%      13,440    1,652    12.3%
  Central/East Europe.......     2,583      103     4.0%       2,023       59     2.9%       1,764       53     3.0%
                                ------    -----               ------    -----               ------    -----
     Total Europe...........    17,030    1,798    10.6%      15,643    1,725    11.0%      15,204    1,705    11.2%
                                ------    -----               ------    -----               ------    -----
Latin America, Africa, and
  the Middle East (LAAMO)
  Brazil....................     1,729      384    22.2%       1,728      348    20.2%       1,398      269    19.3%
  Venezuela.................        68       16    23.6%          89       28    31.6%          75       22    30.0%
  Other Latin America.......     1,031      142    13.8%         999      127    12.7%       1,174      125    10.6%
                                ------    -----               ------    -----               ------    -----
     Total Latin America....     2,828      542    19.2%       2,816      503    17.9%       2,647      416    15.7%
  Africa....................       680       85    12.5%         638       87    13.7%         500       63    12.5%
  Middle East...............       628       64    10.2%         560       58    10.4%         607       63    10.4%
                                ------    -----               ------    -----               ------    -----
     Total LAAMO............     4,136      691    16.7%       4,014      648    16.2%       3,754      542    14.4%
                                ------    -----               ------    -----               ------    -----
Asia and Pacific
  Australia.................       650      131    20.1%         642      129    20.2%         616      122    19.8%
  Other Asia and Pacific....    12,903      498     3.9%      12,554      490     3.9%      11,854      425     3.6%
                                ------    -----               ------    -----               ------    -----
     Total Asia and
       Pacific..............    13,553      629     4.6%      13,196      619     4.7%      12,470      547     4.4%
                                ------    -----               ------    -----               ------    -----
     Total International....    34,719    3,118     9.0%      32,853    2,992     9.1%      31,428    2,794     8.9%
                                ======    =====               ======    =====               ======    =====
WHOLESALE SALES -- GMIO
  Cars......................              2,331                         2,233                         2,127
  Trucks....................                780                           774                           664
                                          -----                         -----                         -----
     Total..................              3,111                         3,007                         2,791
                                          =====                         =====                         =====

GMIO FINANCIAL REVIEW

     General Motors' International Operations (GMIO) 1996 net income was $1.5 billion or 4.3% of net sales and revenues, compared with $1.6 billion in both 1995 and 1994. The decrease in 1996 net income was primarily due to a higher income tax rate.

     Net sales and revenues for 1996 reached $35.3 billion, up 9.8% from 1995, while 1995 net sales and revenues of $32.1 billion were 14.3% higher than 1994. The increase in net sales and revenues in 1996 and 1995 reflected increased wholesale sales volumes in Europe, Latin America, and the Asian and Pacific region. GMIO's vehicle deliveries for calendar year 1996 totaled 3.1 million units and resulted in a 9% market share compared with a 9.1% market share in 1995. Vehicle unit deliveries during 1996 hit an all-time record, marking the first time GMIO annual deliveries exceeded three million units.

     Pre-tax income for 1996 increased to $1.8 billion from $1.6 billion in 1995 and reflected the favorable impact of increased net sales and revenues and favorable year-over-year currency exchange, partially offset by spending on growth programs within Asia, Latin America, and Central Europe, and new product development spending. In 1995, pre-tax income declined by $631 million compared with 1994. This reduction was largely the result of adverse foreign exchange rate movements, material and labor cost pressures in Latin America, and start-up and launch costs associated with the introduction of the new Opel/Vauxhall Vectra in Europe.

     In 1996, earnings of nonconsolidated affiliates were down by $153 million from 1995, primarily due to higher product development and marketing costs at Saab, the dissolution of the Australian joint venture between Holden and Toyota, and the unusually high 1995 equity income from nonrecurring asset sales at Isuzu.

     The effective income tax rate for GMIO in 1996 was 17.2%, compared with 10.1% and 36.6% in 1995 and 1994, respectively. The 1996 tax rate primarily resulted from tax benefits realized in certain countries, partially offset by decreased withholding taxes accrued on unremitted earnings. The 1995 tax rate was favorably impacted by nonrecurring tax benefits realized in certain countries, while the 1994 tax rate was impacted by higher withholding taxes on accrued unremitted earnings.

     In 1996, GME's net income decreased by $18 million to $778 million, compared with $796 million and $695 million in 1995 and 1994, respectively. The decrease in 1996 net income was primarily due to a more competitive pricing environment and reflected increased new product development costs. Net income for 1996 was also adversely affected by the startup of the Vectra, which had restricted availability early in the year. The improvement in 1995 net income resulted from volume gains, material and manufacturing cost reductions, and a favorable income tax rate, partially offset by unfavorable exchange rate movements and costs associated with the new Vectra model introduction in the second half of the year.

     The remainder of GMIO's operations reported 1996 net income of $754 million, which represented a decrease of $94 million compared with 1995. The decline in 1996 resulted from a higher tax rate, lower equity earnings from nonconsolidated affiliates, and increased spending on growth programs in both Asia and Latin America. The decline in net income in 1995 compared with 1994 reflected the impact of the government initiated "Popular Car" program in Brazil, which had a negative impact on sales mix; adverse exchange rate movements; material and labor cost pressures in Latin America; and continued growth-related expenditures in the Asia and Pacific region. These factors were partially offset by a favorable income tax rate, improved volumes, and income gains from nonconsolidated affiliates.

     Finally in 1996, GMIO reinforced its long-term commitment to leadership in the international automotive business with capital expenditures of approximately $2.7 billion, an increase of $565 million and approximately $1.3 billion compared with 1995 and 1994, respectively.

GMAC FINANCIAL HIGHLIGHTS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                               ----      ----      ----
                                                                 (DOLLARS IN MILLIONS)
Financing revenue
  Retail and lease financing................................  $ 3,822   $ 3,292   $ 2,955
  Operating leases..........................................    7,215     6,285     4,856
  Wholesale and term loans..................................    1,607     2,087     1,608
                                                              -------   -------   -------
     Total financing revenue................................   12,644    11,664     9,419
Interest and discount.......................................    4,938     4,936     4,231
Depreciation on operating leases............................    4,627     4,305     3,234
                                                              -------   -------   -------
     Net financing revenue                                      3,079     2,423     1,954
Other income and insurance premiums earned                      3,330     3,199     2,726
Expenses....................................................   (4,332)   (3,839)   (3,240)
                                                              -------   -------   -------
Pre-tax income..............................................    2,077     1,783     1,440
Income taxes................................................      837       752       513
Cumulative effect of accounting change(1)...................       --        --        (7)
                                                              -------   -------   -------
     Net income.............................................  $ 1,240   $ 1,031   $   920
                                                              =======   =======   =======
Net income from financing operations(2).....................  $ 1,048   $   868   $   802
Net income from insurance operations........................      192       163       118
                                                              -------   -------   -------
     Net income.............................................  $ 1,240   $ 1,031   $   920
                                                              =======   =======   =======
Average earning assets......................................  $92,534   $88,230   $79,483
Return on average equity(3).................................     14.8%     12.5%     11.6%
Worldwide employment at December 31 (in thousands)..........       18        17        17

-------------------------
(1) Effective January 1, 1994, GMAC adopted SFAS No. 112, which resulted in an unfavorable impact of $7 million.

(2) Includes GMAC Mortgage Group (GMACMG).

(3) Return on average equity represents net income after the cumulative effect of accounting change as a percentage of average stockholder's equity outstanding for each month in the period.

GMAC FINANCIAL REVIEW

     GMAC's 1996 consolidated net income increased 20.3% over 1995 compared with a 12.1% improvement recognized in 1995. All business sectors contributed to the 1996 earnings gain. Net income from financing operations totaled $1 billion, which was 20.7% above 1995. The increase in 1996 net income from financing operations primarily resulted from continued improvements in net financing revenue and higher average earning asset levels in North America, principally in the retail finance receivables and operating lease portfolios, and earnings growth at GMACMG. The 8.2% increase in 1995 net income from financing operations over 1994 resulted primarily from improved net financing revenue and higher average earning asset levels.

     Insurance operations contributed $192 million to 1996 net income, compared with $163 million and $118 million in 1995 and 1994, respectively. The 1996 and 1995 year-over-year increases reflected improvements in underwriting results and higher realized capital gains.

     During 1996, GMAC financed 28.4% of new GM vehicle retail deliveries in the United States, up from 26.4% and 26.2% in 1995 and 1994, respectively. The 1996 improvement primarily resulted from higher volumes generated during the first nine months of the year under special rate financing and leasing incentive programs sponsored by GM. This improvement, along with the modest 1995 increase in market share, was achieved amid continued competitive pressures in the automotive financing marketplace.

     GMAC's financing revenue totaled $12.6 billion in 1996, compared with $11.7 billion and $9.4 billion in 1995 and 1994, respectively. The increase in 1996 total financing revenue resulted from higher revenues from the portfolios of operating leases and retail finance receivables, partially offset by a decline in wholesale revenue. The gain in operating lease revenue was principally driven by an increase in average lease assets in North America, which resulted from continued growth of the portfolio. The higher 1996 retail financing revenues were primarily due to a $3.9 billion increase in average U.S. outstanding balances, which resulted from growth of the owned portfolio between mid-1995 and mid-1996. The reduced wholesale revenue was primarily due to a combination of lower average outstanding balances caused by establishing additional trusts for revolving sales of floor plan receivables during August 1995 and April 1996 and lower short-term interest rate indices upon which inventory financing rates are based. The 23.8% growth in 1995 total financing revenue represented increased activities in all financing business lines, predominantly operating leases and wholesale financing.

     GMAC's worldwide cost of borrowing decreased to 6.57% in 1996, compared with 7.02% and 6.69% in 1995 and 1994, respectively. The cost of borrowings in the United States was 6.51% in 1996, compared with 6.86% and 6.48% in 1995 and 1994, respectively. The improvements in 1996 were predominantly attributable to a greater proportion of floating rate borrowings in the United States during a period in which the general level of short-term interest rates declined (e.g., during 1996, the U.S. prime lending rate averaged 56 basis points below 1995). The lower 1996 borrowing cost factors almost entirely offset the effects of higher average borrowings, which resulted in only a $2 million increase in interest and discount expense in 1996 compared with the 1995 amount. The 1995 interest and discount expense was $705 million above the 1994 amount due to increased borrowing levels and higher interest rates.

     Net financing revenue combined with other income and insurance premiums increased in 1996 by $787 million to $6.4 billion, compared with $5.6 billion and $4.7 billion in 1995 and 1994, respectively. The 1996 increase was primarily due to improvement in net interest margins. In addition to the increase in net interest margins, the 1995 increase was also the result of a rise in other income that was primarily attributable to significantly higher fee and investment income from GMACMG activities.

     Expenses increased by $493 million and $599 million in 1996 and 1995 primarily due to increases in the provision for financing losses of $220 million and $272 million, respectively. Consistent with recent trends in the consumer finance industry, GMAC's delinquencies and losses have increased since 1994, particularly in the United States used vehicle financing portfolio. Additions to the loss reserve as well as tightened credit standards and intensified collection efforts are expected to mitigate GMAC's exposure to further adverse trends in consumer payment experience. Additionally, GMAC incurred higher costs for salaries, benefits, and other operating charges incidental to expanding financing business activities, which contributed to the increased expenses for both 1996 and 1995.

     GMAC's effective income tax rate for 1996 was 40.3%, compared with 42.2% in 1995 and 35.6% in 1994. The favorable change in 1996 was attributable to lower effective income tax rates for international financing operations. The 1995 increase over 1994 reflected higher U.S. and foreign taxes assessed on foreign source income.

HUGHES FINANCIAL HIGHLIGHTS

                                                                  YEARS ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1996       1995       1994
                                                                 ----       ----       ----
                                                                    (DOLLARS IN MILLIONS
                                                                  EXCEPT PER SHARE AMOUNTS)
Net sales
  Outside customers.........................................    $10,661    $ 9,529    $ 9,109
  GM and affiliates.........................................      5,083      5,185      4,953
                                                                -------    -------    -------
     Total net sales........................................     15,744     14,714     14,062
Other income -- net.........................................        174         58         37
                                                                -------    -------    -------
     Total revenues.........................................     15,918     14,772     14,099
                                                                -------    -------    -------
Pre-tax income..............................................      1,635      1,594      1,528
Income taxes................................................        606        646        573
Cumulative effect of accounting change......................         --         --        (30)
                                                                -------    -------    -------
     Net income.............................................    $ 1,029    $   948    $   925(1)
                                                                =======    =======    =======
     Earnings Used for Computation of Available Separate
       Consolidated Net Income(2)...........................    $ 1,151    $ 1,108    $ 1,049(1)
                                                                =======    =======    =======
Net earnings attributable to Class H common stock on a per
  share basis...............................................    $  2.88    $  2.77    $  2.62(1)
Cash dividends per share of Class H common stock............    $  0.96    $  0.92    $  0.80
Depreciation and amortization expenses(2)...................    $   560    $   488    $   470
Capital expenditures(3).....................................    $   840    $   820    $   746
Worldwide employment at December 31 (in thousands)..........         86         84         79

-------------------------
(1) Effective January 1, 1994, SFAS No. 112 was adopted, which resulted in an unfavorable impact of $30 million or $0.08 per share of Class H common stock.

(2) Excludes amortization and adjustment of GM purchase accounting adjustments of $122 million, $160 million, and $124 million, for 1996, 1995, and 1994, respectively, related to GM's acquisition of Hughes Aircraft Company.

(3) Includes expenditures related to telecommunications and other equipment amounting to $188 million, $275 million, and $256 million in 1996, 1995, and 1994, respectively.

SEGMENT HIGHLIGHTS

Telecommunications and Space
  Revenues..................................................    $4,115      $3,093      $2,596
  Net sales.................................................    $3,992      $3,076      $2,634
  Operating profit(1).......................................    $  260      $  189      $  271
  Operating profit margin(2)................................       6.5%        6.2%       10.3%
Automotive Electronics
  Revenues..................................................    $5,351      $5,561      $5,222
  Net sales.................................................    $5,311      $5,480      $5,171
  Operating profit(1).......................................    $  654      $  869      $  795
  Operating profit margin(2)................................      12.3%       15.9%       15.4%
Aerospace and Defense Systems
  Revenues..................................................    $6,338      $5,945      $6,024
  Net sales.................................................    $6,332      $5,900      $6,007
  Operating profit(1).......................................    $  695      $  688      $  664
  Operating profit margin(2)................................      11.0%       11.7%       11.0%

-------------------------
(1) Operating profit represents net sales less total costs and expenses other than interest expense and amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

(2) Operating profit margin represents operating profit as a percentage of net sales.

HUGHES FINANCIAL REVIEW

     Hughes reported net income of $1 billion in 1996, compared with $948 million and $925 million in 1995 and 1994, respectively. Excluding amortization and adjustment of purchase accounting adjustments relating to GM's acquisition of Hughes Aircraft Company, Hughes' earnings used for computation of available separate consolidated net income was $1.15 billion in 1996, compared with $1.11 billion in 1995 and $1.05 billion in 1994. Contributing to the 1996 increase in net income was higher operating profit in the Telecommunications and Space segment, reduced losses at Hughes-Avicom International, Inc., a lower effective tax rate, and the $72 million after-tax gain recognized in the first quarter from the sale of a 2.5% equity interest in DIRECTV(R) to AT&T. Partially offsetting these increases was the impact on the Automotive Electronics segment operating profit of lower GM production volumes attributable primarily to the three major work stoppages. The increase in 1995 net income was due primarily to increased revenues and on-going cost reduction efforts, partially offset by the planned increase in expenses associated with the operation and expansion of DIRECTV.

     Total revenues increased to $15.9 billion in 1996, compared with $14.8 billion in 1995 and $14.1 billion in 1994. This revenue growth was propelled by the Telecommunications and Space segment where revenues for 1996 increased to $4.1 billion, compared with $3.1 billion and $2.6 billion in 1995 and 1994, respectively. The increases in 1996 and 1995 revenues reflected DIRECTV subscriber growth combined with increased sales of commercial satellites and cellular communications equipment, and increased video distribution revenues from Galaxy(R) satellite transponders. Automotive Electronics segment revenues for 1996 were $5.4 billion, compared with $5.6 billion and $5.2 billion in 1995 and 1994, respectively. The 1996 decrease reflected the impact of the work stoppages at various GM production locations during the year and the price reductions from competitive pricing in connection with GM's global sourcing initiative. The increase in Automotive Electronics segment revenues in 1995 resulted from an increase in Hughes-supplied electronic content in GM vehicles produced in North America and continued growth of sales to international and non GM-NAO customers. Aerospace and Defense Systems segment revenues for 1996 increased to $6.3 billion, compared with $5.9 billion and $6 billion in 1995 and 1994, respectively. The 1996 increase in revenues was due primarily to the acquisition of Hughes Defense Communications (formerly Magnavox Electronic Systems Company) in December 1995.

     Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, was $1.6 billion in 1996, compared with $1.7 billion and $1.6 billion in 1995 and 1994, respectively. Operating profit margin on the same basis was 10.1%, 11.3%, and 11.6% in 1996, 1995, and 1994, respectively. The decline in 1996 operating profit and operating profit margin was due mainly to the unfavorable impact of lower GM production volumes on the Automotive Electronics segment as a result of the aforementioned work stoppages. The 1995 decrease in operating profit margin was primarily a result of increased operating expenses associated with the continued expansion of DIRECTV, partially offset by higher margins in the Automotive Electronics and Aerospace and Defense Systems segments resulting from cost-reduction programs.

     Hughes' effective income tax rate was 37.1% in 1996, compared with 40.5% and 37.5% in 1995 and 1994, respectively. The decrease in the effective income tax rate in 1996 was due primarily to the favorable resolution of certain tax contingencies while the effective income tax rate in 1994 was favorably impacted by the recognition of capital loss carryforward benefits.

     On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. See the Hughes Transactions section on pages II-58 and II-59 for additional information regarding the planned transactions.

     To facilitate analysis, the following sections present financial statements for the Corporation's manufacturing, wholesale marketing, defense and electronics operations with the financing and insurance operations (primarily
GMAC) reflected on an equity basis. This is the same basis and format used in years prior to the Corporation's adoption of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries.

CONSOLIDATED STATEMENTS OF INCOME WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
                                                                  (DOLLARS IN MILLIONS)
Net sales and revenues(1)...................................  $145,427   $143,754   $134,888
                                                              --------   --------   --------
Costs and expenses
  Cost of sales and other operating charges, exclusive of
     items listed below.....................................   123,966    121,312    113,655
  Selling, general, and administrative expenses.............    11,827     10,195      9,385
  Depreciation and amortization expenses....................     7,145      6,787      6,343
  Plant closings reserve adjustments........................      (727)        --         --
                                                              --------   --------   --------
       Total costs and expenses.............................   142,211    138,294    129,383
                                                              --------   --------   --------
Operating income............................................     3,216      5,460      5,505
Other income less income deductions.........................     2,112      1,168      1,213
Interest expense............................................       859        344      1,265
                                                              --------   --------   --------
Income from continuing operations before income taxes.......     4,469      6,284      5,453
Income taxes................................................       885      1,563      1,719
                                                              --------   --------   --------
Income from continuing operations before earnings of
  nonconsolidated affiliates and cumulative effect of
  accounting changes........................................     3,584      4,721      3,734
Earnings of nonconsolidated affiliates......................     1,369      1,312      1,125
                                                              --------   --------   --------
Income from continuing operations before cumulative
  effective of accounting changes...........................     4,953      6,033      4,859
Income from discontinued operations.........................        10        900        793
Cumulative effect of accounting changes(2)..................        --        (52)      (751)
                                                              --------   --------   --------
       Net income...........................................  $  4,963   $  6,881   $  4,901
                                                              ========   ========   ========
       Net profit margin(3).................................       3.4%       4.2%       3.6%

-------------------------
(1) Includes sales to nonconsolidated affiliates of $954 million, $855 million, and $856 million in 1996, 1995, and 1994, respectively.

(2) Effective January 1, 1995, GM adopted EITF Issue No. 95-1 and effective January 1, 1994, GM adopted SFAS No. 112. Not included in 1994 is the unfavorable cumulative effect on GMAC earnings of $7 million of adopting SFAS No. 112 because the cumulative effect is included in earnings of nonconsolidated affiliates.

(3) Net profit margin represents income from continuing operations before cumulative effect of accounting changes as a percentage of net sales and revenues.

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     In 1996, GM's income from continuing operations before cumulative effect of accounting changes totaled $5 billion or $6.07 per share of $1 2/3 par value common stock, compared with $6 billion or $7.14 per share of $1 2/3 par value common stock and $4.9 billion or $5.74 per share of $1 2/3 par value common stock in 1995 and 1994, respectively. GM's 1996 income from continuing operations before cumulative effect of accounting changes included certain special items that had a net unfavorable impact of approximately $900 million after-tax (See GM-NAO/Delphi Financial Review).

     GM completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996, and accordingly, the financial results related to EDS through the split-off date have been reported as discontinued

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (CONTINUED)

operations. GM's 1996 net income, including the income from discontinued operations through the June 7, 1996 split-off, totaled $5 billion or $6.06 per share of $1 2/3 par value common stock, compared with $6.9 billion or $7.21 per share of $1 2/3 par value common stock and $4.9 billion or $5.15 per share of $1 2/3 par value common stock for 1995 and 1994, respectively.

     Highlights of financial performance by GM's major business sectors were as follows (in millions):

                                                               1996     1995     1994
                                                               ----     ----     ----
GM-NAO/Delphi...............................................  $1,246   $2,396   $  677
GMIO........................................................   1,532    1,644    1,575
GMAC........................................................   1,240    1,031      920
Hughes......................................................   1,151    1,108    1,049
Other.......................................................    (216)    (198)    (113)
                                                              ------   ------   ------
     Income from continuing operations......................  $4,953   $5,981   $4,108
Discontinued operations (EDS)                                     10      900      793
                                                              ------   ------   ------
     Net income.............................................  $4,963   $6,881   $4,901
                                                              ======   ======   ======

     Reference should be made to the GM-NAO/Delphi, GMIO, GMAC, and Hughes Financial Reviews that are presented on pages II-48 through II-55 and incorporated by reference to supplement the information presented herein.

     In 1996, net sales and revenues increased $1.6 billion to $145.4 billion, compared with $143.8 billion and $134.9 billion in 1995 and 1994, respectively. The 1996 increase resulted from increased net sales for GMIO and Hughes, partially offset by lower wholesale sales in North America. The increase in 1995 compared with 1994 was primarily due to increased wholesale vehicle sales, lower sales incentives and an improved mix of retail and fleet sales in North America, increased wholesale vehicle sales outside of North America, and the continued expansion of Hughes.

     The gross margin was 14.8% for 1996, compared with 15.6% and 15.7% in 1995 and 1994, respectively. The 1996 decrease in the gross margin primarily resulted from lower wholesale sales, increased safety and emissions costs, and spending for new product launches and new product development. The slight decrease in the 1995 gross margin primarily resulted from labor cost pressures in Latin America; foreign exchange rate movements in Europe, Brazil, and Venezuela; vehicle launch costs in Europe; and increased corporate-wide engineering expenses to support new product development. The higher costs in 1996 and 1995 were partially offset by savings for GM-NAO, Delphi, and GMIO in connection with GM's strategy of utilizing common parts and processes, while implementing lean operations.

     Selling, general, and administrative expenses increased in both 1996 and 1995 primarily due to efforts to grow the business in all of the GM business sectors, which included increased advertising and other consumer influence spending in connection with new vehicle launch support and marketing programs in North America in 1996.

     Depreciation and amortization expenses increased in both 1996 and 1995 in connection with expenditures for production and quality improvements worldwide. Favorable pre-tax plant closings reserve adjustments of $727 million were recorded in 1996. Additional information regarding the plant closings reserve adjustments is contained in Note 17 to the GM consolidated financial statements.

     Other income less income deductions was $2.1 billion in 1996, compared with $1.2 billion in both 1995 and 1994. The amount reported for 1996 included a $120 million pre-tax gain associated with the sale of a 2.5% equity interest in DIRECTV and a $105 million pre-tax gain on the sale of GM's preferred stock interest in Avis, Inc., while the 1995 amount included a $148 million pre-tax loss associated with the sale of the net assets of National Car Rental System
(NCRS).

     Interest expense totaled $859 million in 1996, compared with $344 million and $1.3 billion in 1995 and 1994, respectively. The lower 1995 interest expense resulted from the reversal of interest related to income tax issues resolved in 1995, the reevaluation of the remaining reserve, and lower 1995 accrued interest on outstanding tax issues.

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (CONCLUDED)

     In 1996, the effective income tax rate was 19.8%, compared with 24.9% and 31.5% in 1995 and 1994, respectively. The lower 1996 tax rate resulted from the favorable resolution of items related to GM's 1995 tax return, overall foreign tax rates that were lower than the U.S. statutory rate, and research and experimentation credits. The 1995 effective income tax rate resulted from the resolution of numerous prior year tax issues worldwide, efficient utilization of a net operating loss carryback, tax benefits associated with the mix of foreign earnings and foreign income taxes, and tax benefits relating to the sale of the net assets of NCRS.

EDS SPLIT-OFF

     On June 7, 1996, GM split-off EDS to GM Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of GM's former Class E common stock was exchanged for one share of EDS common stock. In addition, GM and EDS entered into a new 10-year agreement, under which EDS will continue to be GM's principal provider of information technology services, and EDS made a special inter-company payment of $500 million to GM.

     GM's Board of Directors determined that the ownership of EDS was not necessary for GM to execute its information technology strategy or to ensure the security of its computer data and other information. Furthermore, GM's Board of Directors determined that there were certain actual and potential conflicts between the business of EDS and the other businesses of GM. The split-off was completed to address such conflicts in a manner that was beneficial from the standpoint of all stockholders of GM and to allow the boards and managements of GM and EDS to increase their focus on their respective business operations. A majority of the holders of all three classes of GM common stock approved the split-off.

     Additional information regarding the split-off of EDS is contained in Note 2 to the GM consolidated financial statements.

HUGHES TRANSACTIONS

     On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. The transactions would include the tax-free spin-off of the Hughes defense business to holders of GM's $1 2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company (Raytheon). The spin-off is not being proposed in a manner that would result in the recapitalization of Class H common stock into $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, GM's Class H common stock would be recapitalized into a tracking stock linked solely to the telecommunications and space business of Hughes. After the spin-off and tax-free merger of the Hughes defense business with Raytheon, there would be outstanding two classes of Raytheon/Hughes defense common stock: Class A common stock, approximately 103 million shares of which would have been distributed to GM's
$1 2/3 and Class H stockholders in the spin-off, and Class B common stock which would be exchanged for Raytheon common stock on a one-for-one share basis in the merger. The common stock of the Hughes defense business that would be distributed to GM common stockholders would represent approximately 30% of the stock of the combined company. The distribution of stock in the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock would be in a ratio that would be determined by GM's Board of Directors to be fair to both classes of stockholders and would reflect: (1) a pro rata spin-off of the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock; (2) a partial reallocation of the Hughes defense business from holders of GM $1 2/3 par value common stock to holders of Class H common stock in exchange for the derivative interest in the earnings of Delco currently held by the Class H stockholders; and (3) other effects of and factors relating to the planned transactions. Such a distribution ratio will be set by GM's Board of Directors at a time closer to GM's distribution of the solicitation statement/prospectus pursuant to which GM stockholders will be asked to approve the transactions.

     The spin-off of the Hughes defense business and merger with Raytheon would have an indicated total value of $9.5 billion to GM and its common stockholders based on stock prices as of the announcement date. That value would consist of a combination of approximately $4.7 billion of total debt obligations of the Hughes

HUGHES TRANSACTIONS (CONCLUDED)

defense business at the time of the merger, and $4.8 billion of indicated value of Hughes defense stock to be distributed to common stockholders (after giving affect to the merger based on the market price of Raytheon common stock as of the announcement date of $47.00). The merger terms provide that the total debt of the Hughes defense business will be adjusted to reflect variations in the average market price of Raytheon stock, subject to specified limits, so that the two components of value will total $9.5 billion so long as such market price is in a range of between $44.42 and $54.29 per share. Substantially all of such debt would be incurred immediately prior to the spin-off, with the proceeds used principally to fund the telecommunications and space business of Hughes.

     The integration of Delco with certain parts of Delphi into a distinct business unit will give GM the flexibility to consider some form of future partial public ownership of the resulting entity. GM is evaluating its strategic alternatives in this regard.

     GM is evaluating the accounting for these transactions and whether the pro rata distribution of the Hughes defense business would be recorded at historical cost, with no gain recognized, or at fair value, with a related gain. Regardless of whether the planned transactions are recorded at historical cost or fair value, it is anticipated that there would be a reduction to GM's stockholders' equity of between $0.6 billion to $1.6 billion, depending on several variables the largest of which is the level of debt incurred by the Hughes defense business prior to the spin-off.

     Consummation of the transactions described previously is subject to various contingencies, including regulatory clearances and approval by GM common stockholders. Additional information regarding these planned transactions is included in Note 23 to the GM consolidated financial statements. These planned transactions had no impact on GM's 1996 financial results.

     The planned transactions described previously are intended to result in the achievement of several strategic objectives. The merger of the Hughes defense business with Raytheon would create a stronger defense electronics company which would be able to more effectively compete for new business in an industry where significant consolidation is occurring. At the same time, the integration of Delco Electronics and Delphi Automotive Systems would combine advanced electronics capability with components and systems expertise, and would be expected to result in reduced costs. Hughes Electronics would continue to hold and operate the telecommunications and space business. This would allow Hughes management to focus on this business segment and the capital infusion would allow it to take advantage of growth opportunities in this very competitive industry. The strategy of this business is to continue to expand its offerings from being primarily a supplier of hardware to becoming a provider of hardware and video, voice, and data services worldwide. This strategy requires significant current and future investment in order to maintain and enhance the segment's competitive position with respect to existing products and to take advantage of the growth opportunities presented, as well as the formation of strategic alliances to compete in the very competitive global marketplace.

     Separately, in September 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite services operations into a new publicly-held company. Hughes would contribute its Galaxy satellite services business in exchange for a 71.5% interest in the new company. Current PanAmSat stockholders would receive a 28.5% interest in the new company and $1.5 billion in cash. For accounting purposes, this transaction would be treated as a partial sale of the Galaxy business by Hughes and would result in a one-time, nonrecurring gain. The amount of this gain depends on several variables, but is expected to be between $400 and $600 million before tax. The transaction, which is contingent upon receiving certain regulatory approvals, is expected to close during the second quarter of 1997.

     Statements made herein concerning the transactions planned by Hughes and General Motors, and strategic alternatives and the possibility of future action in relation thereto constitute forward-looking information. Each of the transactions described in such statements is subject to numerous conditions and uncertainties. Accordingly, there can be no assurance that any such transactions will be consummated, or if consummated, accomplish the strategic objectives of Hughes or General Motors.

CONSOLIDATED BALANCE SHEETS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996         1995
                                                                  ----         ----
                                                                (DOLLARS IN MILLIONS)
                           ASSETS
Cash and cash equivalents...................................     $ 13,320     $  9,047
Other marketable securities.................................        3,642        1,194
                                                                 --------     --------
  Total cash and marketable securities......................       16,962       10,241
Accounts and notes receivable (less allowances)
  Trade.....................................................        4,909        5,595
  Nonconsolidated affiliates................................          927        2,103
Inventories (less allowances)...............................       11,898       11,348
Net assets of discontinued operations.......................           --        5,055
Contracts in process -- net.................................        2,507        2,469
Net equipment on operating leases...........................        3,918        4,393
Deferred income taxes and other.............................        3,141        5,527
                                                                 --------     --------
     Total current assets...................................       44,262       46,731
Equity in net assets of nonconsolidated affiliates..........        9,855        9,983
Deferred income taxes.......................................       20,075       17,375
Other investments and miscellaneous assets..................       11,391       12,011
Property -- net.............................................       37,156       34,438
Intangible assets -- net....................................       12,523       10,106
                                                                 --------     --------
     Total assets...........................................     $135,262     $130,644
                                                                 ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................     $ 11,527     $ 10,624
Loans payable...............................................        1,214        2,187
Income taxes payable........................................           --          101
Accrued liabilities and customer deposits...................       29,822       28,093
                                                                 --------     --------
     Total current liabilities..............................       42,563       41,005
Long-term debt..............................................        5,192        4,114
Capitalized leases..........................................          198          166
Postretirement benefits other than pensions.................       40,578       39,001
Pensions....................................................        5,966        5,594
Other liabilities and deferred income taxes.................       15,742       15,908
Deferred credits............................................        1,605        1,510
Stockholders' equity........................................       23,418       23,346
                                                                 --------     --------
     Total liabilities and stockholders' equity.............     $135,262     $130,644
                                                                 ========     ========

LIQUIDITY AND CAPITAL RESOURCES WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Total cash and marketable securities at December 31, 1996 were $17 billion, up from $10.2 billion at December 31, 1995. GM has surpassed its goal to accumulate $13 billion of cash and marketable securities in order to continue to fund product development programs throughout the next downturn in the business cycle.

     GM believes it has sufficient resources to meet anticipated future cash flow requirements. In addition to cash flows from operations, GM and its subsidiaries maintain substantial bank lines of credit with various banks that totaled $53.7 billion at December 31, 1996, of which $32.4 billion represented short-term credit facilities and $21.3 billion represented long-term credit facilities. At December 31, 1995, bank lines of credit totaled $50.9 billion, of which $30.1 billion represented short-term credit facilities and $20.8 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines

LIQUIDITY AND CAPITAL RESOURCES WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (CONCLUDED)

totaled $21.9 billion and $19.2 billion at December 31, 1996, compared with $20.6 billion and $18.8 billion at December 31, 1995.

     Long-term debt was $5.2 billion at December 31, 1996, an increase of $1.1 billion from the prior year. The ratio of long-term debt to the total of long-term debt and stockholders' equity was 18.1% and 15% at December 31, 1996 and 1995, respectively. The ratio of long-term debt and short-term loans payable to the total of this debt and stockholders' equity was 21.5% and 21.3% at December 31, 1996 and 1995, respectively.

     Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt, and capitalized leases, was a record $10.4 billion at December 31, 1996, an increase of $6.6 billion from the prior year. Book value per share of $1 2/3 par value common stock increased to $27.95 from $24.37 at December 31, 1996 and 1995, respectively. Book value per share of Class H common stock increased to $13.97 from $12.20 at December 31, 1996 and 1995, respectively. Book value per share was determined based on the liquidation rights of the various classes of common stock.

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC

     At December 31, 1996, GMAC owned assets and serviced automotive receivables for others totaling $108 billion compared with $106.6 billion at year end 1995. Earning assets totaled $95.3 billion and $92 billion at December 31, 1996 and 1995, respectively. The increase in earning assets was primarily attributable to continued growth of the operating lease portfolio as well as higher outstanding balances for real estate mortgages.

     Cash and cash equivalents totaled $742 million and $1.4 billion at December 31, 1996 and 1995, respectively. The lower holdings reflect a reduced need to accumulate cash as GMAC's access to the capital markets has continued to improve.

     Consolidated finance receivables, net of unearned income, totaled $59.3 billion at December 31, 1996, a decrease of $1.9 billion from December 31, 1995 that primarily resulted from lower wholesale receivables outstanding.

     GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, medium-term notes, and underwritten issuances. GMAC's borrowings outstanding at December 31, 1996 totaled $78.7 billion compared with $74.9 billion at December 31, 1995. GMAC's ratio of debt to total stockholder's equity at December 31, 1996 was 9.5:1, up from 9.1:1 at December 31, 1995. The higher year-to-year debt levels were principally used to fund increased asset levels and reduce accounts payable. GMAC has continued to use an asset securitization program as an alternative funding source and has sold finance receivables that it continues to service for a fee. The servicing portfolio of sold finance receivables totaled $9.7 billion and $11.3 billion at December 31, 1996 and 1995, respectively.

     GMAC and its subsidiaries maintain substantial bank lines of credit, which totaled $40.7 billion and $40 billion at December 31, 1996 and 1995, respectively. The unused portion of these credit lines totaled $30.6 billion at December 31, 1996, which was $200 million higher than at December 31, 1995.

CONSOLIDATED STATEMENTS OF CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
                                                                  (DOLLARS IN MILLIONS)
Cash flows from operating activities
  Income from continuing operations before cumulative effect
     of accounting changes..................................  $  4,953    $ 6,033    $ 4,859
  Adjustments to reconcile income from continuing operations before cumulative effect of accounting changes to net
     cash provided by operating activities
     Depreciation and amortization expenses.................     7,145      6,787      6,343
     Provision for ongoing postretirement benefits other
       than pensions, net of cash payments..................     1,549      1,659      2,205
     Pension expense, net of cash contributions.............       801     (2,932)    (5,018)
     Plant closings reserve adjustments.....................      (727)        --         --
     Pre-tax loss (gain) on sale of business units..........       253        116        (18)
     Change in other operating assets and liabilities
       Accounts receivable..................................     1,196       (137)      (838)
       Inventories..........................................      (757)    (1,214)    (1,656)
       Accounts payable.....................................       898       (288)     1,267
       Deferred taxes and income taxes payable..............      (303)     1,077        406
       Other liabilities....................................       460        576      1,662
     Other..................................................     1,447       (575)    (1,555)
                                                              --------    -------    -------
Net cash provided by operating activities...................    16,915     11,102      7,657
                                                              --------    -------    -------
Cash flows from investing activities
  Expenditures for property.................................    (9,606)    (8,653)    (5,890)
  Special inter-company payment from EDS....................       500         --         --
  Investments in other marketable securities -
     acquisitions...........................................   (14,340)    (5,581)    (2,511)
  Investments in other marketable securities -
     liquidations...........................................    11,891      5,496      1,914
  Operating leases - acquisitions...........................    (4,090)    (1,090)    (1,851)
  Operating leases - liquidations...........................     3,819        506      1,128
  Other.....................................................       334        (71)       737
                                                              --------    -------    -------
Net cash used in investing activities.......................   (11,492)    (9,393)    (6,473)
                                                              --------    -------    -------
Cash flows from financing activities
  Net (decrease) increase in loans payable..................      (971)     1,072       (528)
  Increase in long-term debt................................     1,937        646        152
  Decrease in long-term debt................................      (871)    (1,597)      (786)
  Proceeds from sale of minority interest in DIRECTV........       138         --         --
  Net increase (decrease) in payable to GMAC................        --        311       (143)
  Repurchases of common and preference stocks...............      (251)    (1,681)        --
  Proceeds from issuing common stocks.......................       480        453      1,017
  Cash dividends paid to stockholders.......................    (1,530)    (1,328)    (1,112)
                                                              --------    -------    -------
Net cash used in financing activities.......................    (1,068)    (2,124)    (1,400)
                                                              --------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (185)       146        (16)
                                                              --------    -------    -------
Net cash provided by (used in) continuing operations........     4,170       (269)      (232)
Net cash provided by (used in) discontinued operations......       103        193        (24)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........     4,273        (76)      (256)
Cash and cash equivalents at beginning of the year..........     9,047      9,123      9,379
                                                              --------    -------    -------
Cash and cash equivalents at end of the year................  $ 13,320    $ 9,047    $ 9,123
                                                              ========    =======    =======

CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Net cash provided by operating activities was $16.9 billion, $11.1 billion, and $7.7 billion in 1996, 1995, and 1994, respectively. The increase in net cash provided by operating activities in 1996 resulted from a decrease in accounts receivable and cash contributions to the worldwide pension funds, higher depreciation and amortization expenses, and a $1 billion income tax refund related to the carryback of a 1995 net operating loss, partially offset by an increase in deferred tax assets. The increase in 1995 was primarily attributable to higher net income and depreciation and amortization expenses, the sale of $600 million of accounts receivable, and a decrease in cash contributions to the worldwide pension funds. Depreciation and amortization expenses increased as a result of higher property expenditures in each of the last three years. Cash pension contributions for 1996 and 1995 decreased due to the improved funding of GM's U.S. hourly pension plan and included the effects of the 1995 non-cash contribution of GM's former Class E common stock (now EDS common stock), valued for book purposes at approximately $6.3 billion.

     GM has made substantial progress toward realigning plant capacity in North America, and the improved operating cash flows reflect these actions. Total future discounted cash expenditures for plant closings is estimated to be $1,279 million. Additional information on the plant closings reserve (excluding environmental) is summarized in Note 17 to the GM consolidated financial statements.

     Net cash used in investing activities increased to $11.5 billion in 1996, compared with $9.4 billion and $6.5 billion in 1995 and 1994, respectively. The increase in 1996 was primarily due to a $2.4 billion net change in investments in other marketable securities combined with a $953 million increase in property expenditures, partially offset by a $500 million special inter-company payment from EDS. The $2.9 billion increase in 1995 over 1994 resulted primarily from increased property expenditures. Worldwide property expenditures in 1996, of which 60% were in the U.S. (65% in 1995 and 66% in 1994), 10% in Canada and Mexico (8% in 1995 and 10% in 1994) and 30% overseas (27% in 1995 and 24% in
1994), have been devoted primarily to improve efficiency and quality, to increase truck assembly capacity, and to increase GM's global presence. Capital expenditures for 1997 are estimated to be approximately $9.9 billion with outstanding commitments of $7 billion at December 31, 1996.

     In 1996, net cash used in financing activities decreased to $1.1 billion, compared with $2.1 billion and $1.4 billion in 1995 and 1994, respectively. The higher level of cash used in financing activities in 1995 was due to a $1.3 billion repurchase of preference stocks. The increase in net cash used in financing in 1995 compared with 1994 resulted from the repurchase of preference stocks, as well as a reduction of $564 million in proceeds from issuing common stocks and a $1.1 billion increase in total loans payable.

     Cash dividends paid to stockholders increased in 1996 and 1995 as GM's Board of Directors approved dividend increases in the first quarter of each year. GM's policy is to distribute dividends on its $1 2/3 par value common stock based on the outlook and indicated capital needs of the business. In January 1997, GM's Board of Directors increased the quarterly dividend on $1 2/3 par value common stock by $0.10 per share to $0.50 per share, a level that GM believes will be sustainable throughout the automotive business cycle.

     With respect to Class H common stock, GM's current policy is to pay quarterly cash dividends approximately equal to 35% of the available separate consolidated net income of Hughes, for the prior year. In January 1997, GM's Board of Directors increased the quarterly dividend on Class H common stock to $0.25 per share from $0.24 per share. It is anticipated that if the previously described Hughes transactions are consummated, the General Motors Board of Directors will adopt a dividend policy relating to the new Class H common stock which the Board deems to be appropriate in light of the capital needs and growth opportunities of the Hughes telecommunications and space business and generally commensurate with that of other companies in the telecommunications and space business having similar capital needs and growth opportunities.

     Also in January 1997, GM's Board of Directors approved a $2.5 billion repurchase program for $1 2/3 par value common stock, which was expected to be completed principally through open-market purchases within 12 months of the announcement date. This would represent a repurchase of slightly more than 5% of the shares of $1 2/3 par value common stock outstanding on the date of the announcement based on the New York Stock Exchange's closing price on the last business day prior to the announcement.

CASH FLOWS FOR GMAC

     In 1996, cash provided by operating and financing activities totaled $4.2 billion and $2.6 billion, respectively. Cash used in investing activities, primarily for expanding the operating lease portfolio, totaled $7.5 billion.

     In 1995, cash provided by operating and financing activities totaled $5.9 billion and $6.7 billion, respectively. Cash used in investing activities, principally for expanding the finance receivables and operating lease portfolios, totaled $12.5 billion.

     In 1994, cash provided by operating and financing activities totaled $4.4 billion and $2.5 billion, respectively. Cash used for investing activities, primarily for the acquisition of operating lease assets, totaled $9.6 billion. The 1994 decrease in cash and cash equivalents of $2.7 billion resulted from a planned reduction in liquidity reserve requirements due to GMAC's improved access to capital markets.

HEALTH CARE EXPENSE AND OTHER POSTRETIREMENT BENEFITS

     As described in Note 14 to the GM consolidated financial statements, SFAS No. 106 requires the cost of postretirement medical, dental, vision, and life insurance to retirees and eligible dependents to be recognized in the consolidated financial statements during the period in which employees provide services to GM. Costs for medical, dental, vision, and life insurance claims provided to employees during active service are expensed as incurred (pay-as-you-go) and are not covered by SFAS No. 106. The components of the SFAS No. 106 expense, the U.S. health care cost, and cash expenditures for GM's U.S. operations are set forth below (excluding cash expenditures for Hughes' non-automotive employees, but including GMAC).

     SFAS No. 106 has no effect on cash flow since GM continues its practice of paying postretirement benefits (other than pensions) when incurred. Nonetheless, GM is committed to reducing the burden of continuing health care cost increases.

                                                                YEAR ENDED DECEMBER 31, 1996
                                                         ------------------------------------------
                                                         SFAS NO. 106     HEALTH      PAY-AS-YOU-GO
                                                           EXPENSE       CARE COST        COST*
                                                         ------------    ---------    -------------
                                                                   (DOLLARS IN MILLIONS)
GM U.S. operations health care
  SFAS No. 106 expense.................................     $2,999        $2,999         $   --
  Retired employees pay-as-you-go......................         --            --          1,730
  Active employees pay-as-you-go.......................         --         1,764          1,764
                                                            ------        ------         ------
     Total health care.................................      2,999        $4,763         $3,494
                                                            ------        ======         ======
SFAS No. 106 expense
  Life insurance.......................................        404
  Other subsidiaries - health care and life
     insurance.........................................        169
                                                            ------
     Total SFAS No. 106................................     $3,572
                                                            ======

-------------------------
* Pay-as-you-go amounts for 1995 were $1.7 billion for retirees, $1.9 billion for active employees, and $3.6 billion in total.

     GM has disclosed in its consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and classified such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations." Notwithstanding the recording of such amounts and the use of these terms, GM does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM (other than pensions) represent legally enforceable liabilities of GM.

GM CARD

     GM sponsors a credit card program, entitled the GM Card program, which was introduced in the U.S. in September 1992 and subsequently in Canada, Australia, Brazil, and the United Kingdom. A cardholder's use of the card generates entitlements to rebates that can be used solely in connection with the cardholder's purchase or lease of a new GM vehicle.

     As the sponsor of the GM Card program, GM does not provide consumer credit. The program is used as a marketing tool to increase product sales. Independent banks issue the GM Card and are responsible for evaluating, extending, and funding credit to the cardholders, and are fully responsible for any credit card losses with no recourse against GM.

     In the U.S., GM Card rebates accumulate at a rate equal to 5% of all spending for goods or services charged on the GM Card up to a maximum rebate amount of $500 per year. Beginning with their annual fee date in 1997, the maximum rebate for Gold Card members will be $500 per year. Additional rebates may be earned when the GM Card is used to make purchases from non-bank marketing partners. The rebates, which expire in 7 years, may be applied over and above all sales allowances in the market at the time of vehicle purchase or lease. GM is solely responsible to cardholders for rebates. Provisions for GM Card rebates are recorded as reductions in revenue at the time of vehicle sale. GM has the right to prospectively modify the plan.

     Rebates redeemed worldwide during 1996, 1995, and 1994 were $443 million, $299 million, and $150 million, respectively. Cardholder rebates available worldwide for future redemption when the cardholder purchases or leases a new GM vehicle amounted to $3.2 billion and $2.5 billion (net of deferred program income) at December 31, 1996 and 1995, respectively. GM anticipates that profits from incremental sales resulting from the GM Card program, along with deferred program income, will more than offset future rebate costs associated with the GM Card.

DERIVATIVE INSTRUMENTS

     GM is an international corporation with operations in over 50 countries, which naturally exposes it to a variety of financial risks. These financial risks are principally the effects of movements in foreign exchange rates on transactions not denominated in U.S. dollars, and to a lesser extent, changes in interest rates on its net cost of borrowings. In addition, GM is hedging its use of metals in the physical and financial commodities markets. The impact of such financial exposures on GM's annual income is relatively small compared with the impact of changes in vehicle sales volumes and operating margins. Gains and losses on derivatives used to hedge commodities price exposures are deferred and recorded as a basis adjustment to the underlying inventory purchase. At the time the inventory is sold, the gain or loss on the derivative is recognized in income as an adjustment to cost of sales.

     Additional information regarding GM's accounting policies for and use of derivative financial instruments is contained in Notes 1, 11, 12, and 13 to the GM consolidated financial statements.

SECURITY RATINGS

                                                 CURRENT SECURITY RATINGS
                                               -----------------------------
                                               MOODY'S   S&P    D&P    FITCH
                                               -------   ---    ---    -----
GM/GMAC long-term debt.......................    A.3       A-     A-     A-
GM preference stocks.........................   Baa1     BBB+   BBB+   BBB+
GMAC commercial paper........................    P-1      A.2    D-1    F-1
Hughes long-term debt........................    A.3       A-     --     --
Hughes commercial paper......................    P-2      A.2     --     --

     Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations punctually. Lower ratings generally result in higher borrowing costs. A security rating is not a

SECURITY RATINGS (CONCLUDED)
recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

     GM's 1996 credit ratings remained unchanged from 1995 by its U.S. rating agencies. Following GM's January 1997 announcement with respect to the Hughes business segments (see Note 23 to the GM consolidated financial statements), each of the rating agencies reaffirmed its current rating and outlook for GM securities. Moody's Investors Service (Moody's), however, put Hughes' ratings on review for possible downgrade.

     In September 1996, Moody's confirmed the long-term credit ratings of GM, Hughes and certain related affiliates at A.3, seventh highest within the 10 investment grade ratings available from Moody's for long-term debt. Moody's defines A.3 bonds as having "upper-medium grade" quality. In this action, the credit rating for the commercial paper of Hughes was confirmed at P-2. Moody's employs its P-1 rating to indicate that an issuer's ability to repay is superior relative to other issuers, while the P-2 rating indicates that the issuer has a strong ability for repayment relative to other issuers. The rating for GM preference stocks remains at Baa1, which signifies "medium-grade" quality.

     In October 1996, Standard and Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P), revised its outlook on Hughes from stable to developing as a result of the uncertainty with respect to GM's investment strategy related to Hughes. S&P indicated that the developing outlook reflects the possibility that if a significant change in the relationship between GM and Hughes were to occur, the credit quality of Hughes could be either favorably or adversely affected, depending upon the nature of the transaction pursued.

     In November 1996 and January 1997, S&P affirmed its long-term debt ratings of GM, GMAC, and Hughes at A-. The S&P A- credit rating is the seventh highest within the 10 investment grade ratings available from S&P for long-term debt, based on a strong capability to pay interest and repay principal, although somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. Additionally, S&P affirmed its rating on GM's preference stock at BBB+, eighth highest within the 10 S&P investment grade ratings, and affirmed its A.2 rating on GMAC's and Hughes' commercial paper. The ratings outlook for GM and GMAC remain stable, while the outlook for Hughes remains developing.

     In addition, substantially all of the short-, medium- and long-term debt issued by GMAC and the senior debt of GM is rated by Fitch Investors Service, Inc. (Fitch) and Duff & Phelps Credit Rating Co. (D&P). These ratings were all reaffirmed by Fitch and D&P in September 1996 and January 1997. The senior debt of GM and GMAC remains rated A- by both agencies, seventh highest within the 10 investment grade ratings available. Fitch's A- rating is assigned to bonds considered to be of high credit quality, with the obligor's ability to pay interest and repay principal considered to be strong. D&P's A- rating indicates adequate likelihood of timely payment of principal and interest.

     GMAC's commercial paper remains rated F-1 by Fitch, the second highest of four investment grade ratings available, which is assigned to short-term issues that possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner. GMAC's commercial paper remains rated D-1 by D&P, the second highest of five investment grade ratings available, which signifies a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors.

     GM's preference stocks remain rated BBB+ by Fitch and D&P, the eighth highest of 10 investment grade ratings available. Preference issues assigned this rating by Fitch are considered reasonably safe but lack the protection of the "A" to "AAA" categories. This rating signifies that current results should be watched for possible signs of deterioration. Preference stocks assigned this rating by D&P have below average protection factors but are still considered sufficient for prudent investment.

DEFERRED INCOME TAXES

     At December 31, 1996, GM's consolidated balance sheet included a net deferred tax asset of approximately $17.5 billion related to net future deductible temporary differences (see Note 7 to the GM consolidated financial statements) in the United States of which approximately $16.4 billion related to the obligation for postretirement benefits other than pensions. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, GM believes that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has carefully considered various factors in assessing the probability of realizing these deferred tax benefits including:

     - Operating results of GMAC and Hughes, which generated U.S. pre-tax income of approximately $3.1 billion, $2.7 billion, and $2.3 billion in 1996, 1995, and 1994, respectively.

     - The operating results of GM-NAO/Delphi over the most recent three year period and overall financial forecasts of book and taxable income for the 1997-2001 period. Further improvements are expected by continuing to balance plant capacity pursuant to the plant closing plan, reducing material costs through global sourcing, and increasing efficiency through lean manufacturing.

     - The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that GM does not have, and does not expect to generate in the near future, any significant U.S. federal tax net operating loss carryforwards.

     - The extended period of time over which the tax benefits can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.

     - The fact that GM has never lost deferred federal tax benefits due to the expiration of a U.S. net operating loss carryforward.

     Dividends received from foreign operations for U.S. federal income tax purposes totaled approximately $1.2 billion, $182 million, and $1.1 billion in 1996, 1995, and 1994, respectively. In 1995, the reduced level of dividends resulted from tax planning strategies related to the U.S. net operating loss carryback position -- for tax purposes only.

PENSIONS

     At December 31, 1996, GM's total worldwide net unfunded pension position decreased to $4.8 billion ($1.2 billion U.S. and $3.6 billion non-U.S.) from $6.4 billion a year ago ($2.9 billion U.S. and $3.5 billion non-U.S.). Major factors contributing to the improvement in the U.S. plans were the 50 basis points increase in the discount rate used to measure the pension obligation at the end of 1996 compared with 1995, asset returns in excess of the assumed 10% asset earnings rate, and contributions during the year, partially offset by benefit increases as a result of the U.S. labor negotiations.

     On an economic basis, GM achieved a fully-funded status for its U.S. hourly and salaried pension plans at December 31, 1995 and continues to maintain a fully-funded status on this basis. The economic basis of measuring the U.S. hourly and salaried pension liability differs from the SFAS No. 87 basis required by generally accepted accounting principles, but GM believes it to be a better measure of GM's ongoing economic exposure for pension obligations and as such uses this measure to determine its funding. The economic basis discounts pension liabilities at the long-term asset earnings rate assumption (currently 10%) rather than at a year-end market rate as required by SFAS No. 87 (currently 7.5%). In periods of low interest rates, as in the current market environment, the SFAS No. 87 liability will generally exceed the liability calculated on an economic basis, whereas in periods of high interest rates the economic basis liability will generally exceed the SFAS No. 87 liability.

     During 1996, GM contributed $800 million in cash to its U.S. hourly pension plans. In March 1995, under terms of an agreement between GM and the Pension Benefit Guarantee Corporation, GM contributed to the GM Hourly-Rate Employees Pension Plan 173 million shares of Class E common stock valued at $6.3 billion on such date. Subsequent to the split-off of EDS, the Class E common stock held by the plan was

PENSIONS (CONCLUDED)

exchanged for EDS common stock. See Notes 2 and 16 to the GM consolidated financial statements for additional information on the EDS split-off and pensions.

ENVIRONMENTAL MATTERS

     GM is subject to various laws relating to the protection of the environment and is in various stages of investigation or remediation for sites where contamination has been alleged.

     As disclosed in Note 15 to the GM consolidated financial statements, the accrued liability for worldwide environmental cleanup was $646 million and $692 million at December 31, 1996 and 1995, respectively. In future periods, new laws or regulations, advances in technologies, additional information about the ultimate remedy selected at new and existing sites, and GM's share of the cost of such remedies could significantly change GM's estimates.

     Note 1 to the GM consolidated financial statements describes GM's methodology for estimating environmental liabilities. The process of estimating such liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs.

     In 1996, 1995, and 1994, GM expensed $94 million, $134 million, and $106 million, respectively, for environmental cleanup. In addition, worldwide capital expenditures, as discussed previously, included $122 million, $133 million, and $131 million in 1996, 1995, and 1994, respectively, for various environmental matters.

EMPLOYMENT AND PAYROLLS

                                                               1996     1995     1994
                                                               ----     ----     ----
WORLDWIDE EMPLOYMENT AT DECEMBER 31, (in thousands)
  GM-NAO/Delphi.............................................     424      434      431
  GMIO......................................................     111      103      102
  GMAC......................................................      18       17       17
  Hughes....................................................      86       84       79
  Other(1)..................................................       8       11       18
                                                              ------   ------   ------
     Employees associated with continuing operations........     647      649      647
Discontinued operations (EDS)...............................      --       96       81
                                                              ------   ------   ------
     Total..................................................     647      745      728
                                                              ======   ======   ======
Worldwide payrolls -- continuing operations (in billions)...  $ 29.8   $ 29.8   $ 28.5
U.S. hourly payrolls (in billions)(2)(3)....................  $ 13.3   $ 13.7   $ 13.6
Average labor cost per active hour worked -- U.S.
  hourly(2).................................................  $44.19   $43.13   $44.23

-------------------------
(1) Includes employees of NCRS at December 31, 1994.

(2) Excludes EDS, Hughes' non-automotive employees, Saturn, and NCRS.

(3) Includes employees "at work" (excludes laid-off employees receiving benefits).

                                  * * * * * *

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Registrant at February 28, 1997 and their positions and offices with the Registrant on that date are as follows:

                   NAME AND (AGE)                                    POSITIONS AND OFFICES
                   --------------                                    ---------------------
John F. Smith, Jr. (58)..............................    Chairman of the Board; Chief Executive
                                                         Officer; President; Member, Finance Committee
                                                         and Chairman, The President's Council
Harry J. Pearce (54).................................    Vice Chairman of the Board; Member, The
                                                         President's Council
J. Michael Losh (50).................................    Executive Vice President; Chief Financial
                                                         Officer; Member, The President's Council
G. Richard Wagoner, Jr. (44).........................    Executive Vice President; Member, The
                                                         President's Council
Louis R. Hughes (48).................................    Executive Vice President; Member, The
                                                         President's Council

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

                                      III-2

                                    PART IV

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                              PAGE NO.
                                                                              --------
(a)        1. All Financial Statements
                                                                             See Part II
           2. Financial Statement Schedule II-Allowances for the Years
              Ended December 31, 1996, 1995, and 1994...................         IV-4
           3. Exhibits (Including Those Incorporated by Reference)

 EXHIBIT
   NO.
 -------
 (2)(a)      Agreement and Plan of Merger by and between HE Holdings,
             Inc. and Raytheon Company dated as of January 16, 1997,
             filed as Exhibit 2(a) to the Current Report on Form 8-K of
             General Motors Corporation dated January 16, 1997...........          N/A
 (2)(b)      Implementation Agreement by and between General Motors
             Corporation and Raytheon Company dated as of January 16,
             1997, filed as Exhibit 2(b) to the Current Report on Form
             8-K of General Motors Corporation dated January 16, 1997....          N/A
 (2)(c)      Form of Agreement and Plan of Merger by and between General
             Motors Corporation and               Corporation (included
             as Exhibit A to the Implementation Agreement attached as
             Exhibit 2(b) to the Current Report on Form 8-K dated January
             16, 1997), filed as Exhibit 2(c) to the Current Report on
             Form 8-K of General Motors Corporation dated January 16,
             1997........................................................          N/A
 (2)(d)*     List of Omitted Schedules and Other Attachments, filed as
             Exhibit 2(d) to the Current Report on Form 8-K of General
             Motors Corporation dated January 16, 1997...................          N/A
 (3)(a)      Restated Certificate of Incorporation, as amended, filed as
             Exhibit 3(i) to the Current Report on Form 8-K of General
             Motors Corporation dated June 7, 1996, and Amendment to
             Article Fourth of the Certificate of Incorporation --
             Division III -- Preference Stock, by reason of the
             Certificates of Designations filed with the Secretary of
             State of the State of Delaware on September 14, 1987 and the
             Certificate of Decrease filed with the Secretary of State of the State of Delaware on September 29, 1987 (pertaining to the six series of Preference Stock contributed to the
             General Motors pension trusts), incorporated by reference to
             Exhibit 19 to the Quarterly Report on Form 10-Q of General
             Motors Corporation for the quarter ended June 30, 1990 in
             the Form SE of General Motors Corporation dated August 6,
             1990; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on June 28, 1991 (pertaining to Series A Conversion
             Preference Stock), incorporated by reference to Exhibit 4(a)
             to Form S-8 Registration Statement No. 33-43744 in the Form
             SE of General Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed
             with the Secretary of State of the State of Delaware on
             December 9, 1991 (pertaining to Series B 9 1/8% Preference
             Stock), incorporated by reference to Exhibit 4(a) to Form
             S-3 Registration Statement No. 33-45216 in the Form SE of
             General Motors Corporation dated January 27, 1992; as
             further amended by the Certificate of Designations filed
             with the Secretary of State of the State of Delaware on
             February 14, 1992 (pertaining to Series C Convertible
             Preference Stock), incorporated by reference to Exhibit
             (3)(a) to the Annual Report on Form 10-K of General Motors
             Corporation for the year ended December 31, 1991 in the Form
             SE of General Motors Corporation dated March 20, 1992; as
             further amended by the Certificate of Designations filed
             with the Secretary of State of the State of Delaware on July
             15, 1992 (pertaining to Series D 7.92%

 EXHIBIT
   NO.                                                                          PAGE NO.
 -------                                                                        --------
             Preference Stock), incorporated by reference to Exhibit
             3(a)(2) to the Quarterly Report on Form 10-Q of General
             Motors Corporation for the quarter ended June 30, 1992 in
             the Form SE of General Motors Corporation dated August 10,
             1992; and as further amended by the Certificate of
             Designations filed with the Secretary of State of the State of Delaware on December 15, 1992 (pertaining to Series G
             9.12% Preference Stock), incorporated by reference to
             Exhibit 4(a) to Form S-3 Registration Statement No. 33-49309
             in the Form SE of General Motors Corporation dated January
             25, 1993....................................................          N/A
    (b)      By-Laws, as amended, filed as Exhibit 3(ii) to the Current
             Report on Form 8-K of General Motors Corporation dated
             January 27, 1997............................................          N/A
 (4)(a)      Form of Indenture relating to the $500,000,000 8 1/8%
             Debentures Due April 15, 2016 dated as of April 1, 1986
             between General Motors Corporation and Citibank, N.A.,
             Trustee, incorporated by reference to Exhibit 4 to Amendment
             No. 1 to Form S-3 Registration Statement No. 33-4452 and
             resolutions adopted by the Special Committee on April 15,
             1986, incorporated by reference to Exhibit 4(a) to the
             Current Report on Form 8-K of General Motors Corporation
             dated April 24, 1986........................................          N/A
    (b)      Form of Indenture relating to the $700,000,000 9 5/8% Notes
             Due December 1, 2000 and the $1,400,000,000 Medium-Term Note
             Program dated as of November 15, 1990 between General Motors
             Corporation and Citibank, N.A., Trustee, incorporated by
             reference to Exhibit 4(a) to Form S-3 Registration Statement
             No. 33-37737................................................          N/A
    (c)      Form of Indenture relating to the $377,377,000 7.75%
             Debentures Due March 15, 2036 dated as of December 7, 1995 between General Motors Corporation and Citibank, N.A.,
             Trustee, filed as Exhibit 4(a) to Amendment No. 1 to Form
             S-3 Registration Statement No. 33-64229.....................          N/A
    (d)      Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the
             Registrant and its subsidiaries. The Registrant agrees to
             furnish a copy of any such instrument to the Commission upon
             request.....................................................          N/A
(10)(a)      The General Motors Hourly-Rate Employees Pension Plan,
             filed as Exhibit (10)(a) to the Annual Report on Form 10-K
             for the year ended December 31, 1994........................          N/A
    (b)      General Motors Retirement Program for Salaried Employees,
             filed as Exhibit (10)(b) to the Annual Report on Form 10-K
             for the year ended December 31, 1994........................          N/A
    (c)**    General Motors Amended 1987 Stock Incentive Plan,
             incorporated by reference to Exhibit A to the Proxy
             Statement of General Motors Corporation dated April 13,
             1992........................................................          N/A
    (d)**    General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
             Motors Corporation dated April 16, 1982.....................          N/A
    (e)**    General Motors 1987 Performance Achievement Plan,
             incorporated by reference to Exhibit A to the Proxy
             Statement of General Motors Corporation dated April 17,
             1987........................................................          N/A
    (f)**    General Motors 1992 Performance Achievement Plan,
             incorporated by reference to Exhibit A to the Proxy
             Statement of General Motors Corporation dated April 13,
             1992........................................................          N/A

 EXHIBIT
   NO.                                                                          PAGE NO.
 -------                                                                        --------
(11)         Computation of Earnings Per Share Attributable to Common
             Stocks for the Three Years Ended December 31, 1996..........         IV-7
(12)         Computation of Ratios of Earnings to Fixed Charges for the
             Three Years Ended December 31, 1996.........................         IV-10
(21)         Subsidiaries of the Registrant as of December 31, 1996......         IV-11
(23)         Consent of Independent Auditors.............................         IV-20
(99)         Hughes Electronics Corporation and Subsidiaries Consolidated
             Financial Statements and Management's Discussion and
             Analysis....................................................         IV-21
(27)         Financial Data Schedule (for SEC information only)..........          N/A
    (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended December 31, 1996.

 * The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

** Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           SCHEDULE II -- ALLOWANCES

                                                                 ADDITIONS      ADDITIONS
                                                 BALANCE AT     CHARGED TO     CHARGED TO
                                                 BEGINNING       COSTS AND        OTHER                      BALANCE AT
                 DESCRIPTION                      OF YEAR        EXPENSES       ACCOUNTS      DEDUCTIONS    END OF YEAR
                 -----------                     ----------     ----------     ----------     ----------    -----------
                                                                         (DOLLARS IN MILLIONS)
FOR THE YEAR ENDED DECEMBER 31, 1996
Allowances Deducted from Assets
  Finance receivables (unearned income).......     $3,922          $ --          $2,949         $3,324         $3,547
  Allowance for financing losses..............        808           669             116(a)         671(b)         922
  Accounts and notes receivable (for doubtful
    receivables)..............................        138            49              --             36            151
  Inventories (principally for obsolescence of
    service parts)............................        229            74              --             --            303
  Other investments and miscellaneous assets
    (receivables and other)...................         33             1              --             22             12
  Miscellaneous allowances (mortgage).........         59            99              31             51            138
                                                   ------          ----          ------         ------         ------
    Total Allowances Deducted from Assets.....     $5,189          $892          $3,096         $4,104         $5,073
                                                   ======          ====          ======         ======         ======
FOR THE YEAR ENDED DECEMBER 31, 1995
Allowances Deducted from Assets
  Finance receivables (unearned income).......     $3,310          $ --          $3,617         $3,005         $3,922
  Allowance for financing losses..............        693           449              88(a)         422(b)         808
  Accounts and notes receivable (for doubtful
    receivables)..............................        187            25               1             75(b)         138
  Inventories (principally for obsolescence of
    service parts)............................        178            78              --             27(c)         229
  Other investments and miscellaneous assets
    (receivables and other)...................         32            --               1             --             33
  Miscellaneous allowances (insurance and
    mortgage).................................         36            36              --             13             59
                                                   ------          ----          ------         ------         ------
    Total Allowances Deducted from Assets.....     $4,436          $588          $3,707         $3,542         $5,189
                                                   ======          ====          ======         ======         ======
FOR THE YEAR ENDED DECEMBER 31, 1994
Allowances Deducted from Assets
  Finance receivables (unearned income).......     $3,195          $ --          $2,325         $2,210         $3,310
  Allowance for financing losses..............        748           177             129(a)         361(b)         693
  Accounts and notes receivable (for doubtful
    receivables)..............................        170            55               1             39(b)         187
  Inventories (principally for obsolescence of
    service parts)............................        149            53              --             24(c)         178
  Other investments and miscellaneous assets
    (receivables and other)...................         34            --              --              2             32
  Miscellaneous allowances (insurance and
    mortgage).................................         25            28              --             17             36
                                                   ------          ----          ------         ------         ------
    Total Allowances Deducted from Assets.....     $4,321          $313          $2,455         $2,653         $4,436
                                                   ======          ====          ======         ======         ======

-------------------------
Notes: (a) Primarily reflects the recovery of accounts previously written-off.
       (b) Accounts written off.
       (c) Obsolete parts written off, etc.

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

Date: March 3, 1997                       By       /s/ JOHN F. SMITH, JR.

                                            ------------------------------------
                                                    (John F. Smith, Jr.
                                            Chairman of the Board of Directors,
                                                Chief Executive Officer, and
                                                         President)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 3rd day of March 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                                   TITLE
             ---------                                   -----

      /s/ JOHN F. SMITH, JR.              Chairman of the Board of Directors,
-----------------------------------       Chief Executive Officer, and
       (John F. Smith, Jr.)               President

        /s/ HARRY J. PEARCE               Vice Chairman of the Board of
-----------------------------------       Directors
         (Harry J. Pearce)
        /s/ J. MICHAEL LOSH               Executive Vice President and Chief
-----------------------------------       Financial Officer                              Principal
         (J. Michael Losh)                                                         }     Financial
         /s/ LEON J. KRAIN                Vice President and Group Executive             Officers
-----------------------------------
          (Leon J. Krain)

       /s/ JOHN D. FINNEGAN               Vice President and Treasurer
-----------------------------------
        (John D. Finnegan)
       /s/ WALLACE W. CREEK               Comptroller                                    Principal
-----------------------------------                                                }     Accounting
        (Wallace W. Creek)                                                               Officers
        /s/ PETER R. BIBLE                Chief Accounting Officer
-----------------------------------
         (Peter R. Bible)

                            SIGNATURES -- CONCLUDED

             SIGNATURE                                   TITLE
             ---------                                   -----

       /s/ ANNE L. ARMSTRONG                           Director
-----------------------------------
        (Anne L. Armstrong)

        /s/ PERCY BARNEVIK                             Director
-----------------------------------
         (Percy Barnevik)

         /s/ JOHN H. BRYAN                             Director
-----------------------------------
          (John H. Bryan)

      /s/ THOMAS E. EVERHART                           Director
-----------------------------------
       (Thomas E. Everhart)

    /s/ CHARLES T. FISHER, III                         Director
-----------------------------------
     (Charles T. Fisher, III)

      /s/ GEORGE M. C. FISHER                          Director
-----------------------------------
       (George M. C. Fisher)

   /s/ J. WILLARD MARRIOTT, JR.                        Director
-----------------------------------
    (J. Willard Marriott, Jr.)

       /s/ ANN D. MCLAUGHLIN                           Director
-----------------------------------
        (Ann D. McLaughlin)

       /s/ ECKHARD PFEIFFER                            Director
-----------------------------------
        (Eckhard Pfeiffer)

     /s/ EDMUND T. PRATT, JR.                          Director
-----------------------------------
      (Edmund T. Pratt, Jr.)

         /s/ JOHN G. SMALE                             Director
-----------------------------------
          (John G. Smale)

       /s/ LOUIS W. SULLIVAN                           Director
-----------------------------------
        (Louis W. Sullivan)

      /s/ DENNIS WEATHERSTONE                          Director
-----------------------------------
       (Dennis Weatherstone)

        /s/ THOMAS H. WYMAN                            Director
-----------------------------------
         (Thomas H. Wyman)

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board of Directors of Hughes Electronics Corporation:

     We have audited the Consolidated Balance Sheet of Hughes Electronics Corporation and subsidiaries as of December 31, 1996 and 1995 and the related Consolidated Statement of Income and Available Separate Consolidated Net Income and Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of Hughes Electronics Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Hughes Electronics Corporation and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 1994 Hughes Electronics Corporation changed its method of accounting for postemployment benefits.

/s/ DELOITTE & TOUCHE LLP
---------------------------------------
DELOITTE & TOUCHE LLP

Los Angeles, California
January 28, 1997

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF INCOME AND
                   AVAILABLE SEPARATE CONSOLIDATED NET INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                1996           1995           1994
                                                                ----           ----           ----
                                                                    (DOLLARS IN MILLIONS EXCEPT
                                                                        PER SHARE AMOUNTS)
Revenues
Net sales
  Outside customers.......................................    $10,661.5      $ 9,528.8      $ 9,108.7
  General Motors and affiliates...........................      5,082.6        5,185.5        4,953.6
Other income -- net.......................................        173.8           57.5           37.1
                                                              ---------      ---------      ---------
  Total revenues..........................................     15,917.9       14,771.8       14,099.4
                                                              ---------      ---------      ---------
Costs and expenses
Cost of sales and other operating charges, exclusive of
  items listed below......................................     12,083.9       11,325.1       10,943.4
Selling, general, and administrative expenses.............      1,505.6        1,234.2        1,018.3
Depreciation and amortization.............................        560.3          487.7          470.2
Amortization of GM purchase accounting adjustments related
  to Hughes Aircraft Company..............................        122.3          123.4          123.8
Interest expense -- net...................................         11.2            7.5           15.1
                                                              ---------      ---------      ---------
Total costs and expenses..................................     14,283.3       13,177.9       12,570.8
                                                              ---------      ---------      ---------
Income before income taxes................................      1,634.6        1,593.9        1,528.6
Income taxes..............................................        605.7          645.6          572.8
                                                              ---------      ---------      ---------
Income before cumulative effect of accounting change......      1,028.9          948.3          955.8
Cumulative effect of accounting change....................           --             --          (30.4)
                                                              ---------      ---------      ---------
Net income................................................    1,028.9..          948.3          925.4
Adjustments to exclude the effect of GM purchase
  accounting adjustments related to Hughes Aircraft
  Company.................................................        122.3          159.5          123.8
                                                              ---------      ---------      ---------
Earnings Used for Computation of Available Separate
  Consolidated Net Income.................................    $ 1,151.2      $ 1,107.8      $ 1,049.2
                                                              =========      =========      =========
Available Separate Consolidated Net Income
     Average number of shares of General Motors Class H
       common stock outstanding (in millions)
       (numerator)........................................         98.4           95.5           92.1
     Class H dividend base (in millions) (denominator)....        399.9          399.9          399.9
     Available Separate Consolidated Net Income...........       $283.3         $264.6         $241.6
                                                              =========      =========      =========
Earnings attributable to General Motors Class H common
  stock on a per share basis
     Before cumulative effect of accounting change........        $2.88          $2.77          $2.70
     Cumulative effect of accounting change...............           --             --          (0.08)
                                                              ---------      ---------      ---------
     Net earnings attributable to General Motors Class H
       common stock.......................................        $2.88          $2.77          $2.62
                                                              =========      =========      =========

Reference should be made to the notes to consolidated financial statements.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1996           1995
                                                                ----           ----
                                                                (DOLLARS IN MILLIONS
                                                              EXCEPT PER SHARE AMOUNT)
                           ASSETS
Current assets
Cash and cash equivalents...................................  $ 1,161.3      $ 1,139.5
Accounts and notes receivable
  Trade receivables (less allowances).......................    1,200.6        1,235.6
  General Motors and affiliates.............................      113.4          146.7
Contracts in process, less advances and progress payments of
  $1,010.4 and $1,327.2.....................................    2,507.1        2,469.2
Inventories (less allowances)...............................    1,528.5        1,225.5
Prepaid expenses, including deferred income taxes of $428.0
  and $484.4................................................      568.1          594.3
                                                              ---------      ---------
       Total current assets.................................    7,079.0        6,810.8
                                                              ---------      ---------
Property-net................................................    2,886.6        2,739.2
                                                              ---------      ---------
Telecommunications and other equipment, net of accumulated
  depreciation of $362.3 and $274.5.........................    1,133.5        1,175.1
                                                              ---------      ---------
Intangible assets, net of amortization of $1,579.1 and
  $1,415.1..................................................    3,466.0        3,573.7
                                                              ---------      ---------
Investments and other assets -- principally at cost (less
  allowances)...............................................    1,915.0        1,675.6
                                                              ---------      ---------
       Total assets.........................................  $16,480.1      $15,974.4
                                                              =========      =========
            LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Accounts payable
  Outside...................................................  $   896.4      $   748.7
  General Motors and affiliates.............................       27.5           52.2
Advances on contracts.......................................      868.9          838.3
Notes and loans payable.....................................      248.1          432.5
Income taxes payable........................................      132.9          190.8
Accrued liabilities.........................................    2,025.8        2,046.3
                                                              ---------      ---------
       Total current liabilities............................    4,199.6        4,308.8
                                                              ---------      ---------
Long-term debt and capitalized leases.......................       34.5          258.8
                                                              ---------      ---------
Postretirement benefits other than pensions.................    1,658.9        1,610.6
                                                              ---------      ---------
Other liabilities and deferred credits......................    1,407.2        1,270.5
                                                              ---------      ---------
Commitments and Contingencies
Stockholder's equity
  Capital stock (outstanding, 1,000 shares, $0.10 par value)
     and additional paid-in capital.........................    6,347.2        6,338.1
  Net income retained for use in the business...............    2,968.8        2,323.9
                                                              ---------      ---------
       Subtotal.............................................    9,316.0        8,662.0
  Minimum pension liability adjustment......................     (113.5)        (108.6)
  Accumulated foreign currency translation adjustments......      (22.6)         (27.7)
                                                              ---------      ---------
       Total stockholder's equity...........................    9,179.9        8,525.7
                                                              ---------      ---------
       Total liabilities and stockholder's equity...........  $16,480.1      $15,974.4
                                                              =========      =========

Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

Reference should be made to the notes to consolidated financial statements.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
Cash flows from operating activities
  Income before cumulative effect of accounting change......    $1,028.9    $  948.3    $  955.8
  Adjustments to reconcile income before cumulative effect
    of accounting change to net cash provided by operating
    activities
    Depreciation and amortization...........................       560.3       487.7       470.2
    Amortization and adjustment of GM purchase accounting
     adjustments related to Hughes Aircraft Company.........       122.3       159.5       123.8
    Pension cost, net of cash contributions.................        (1.3)      (51.9)       20.3
    Provision for postretirement benefits other than
     pensions, net of cash payments.........................        40.1        43.5        78.4
    Net (gain) loss on sale of property.....................       (23.2)        6.1        14.3
    Net gain on sale of investments and businesses..........      (120.3)      (12.9)       (3.6)
    Change in deferred income taxes and other*..............       130.9      (150.1)      (60.1)
    Change in other operating assets and liabilities
      Accounts receivable...................................        86.7      (147.3)     (238.1)
      Contracts in process..................................       (34.1)     (186.2)      111.4
      Inventories...........................................      (302.8)     (160.1)      (27.5)
      Prepaid expenses......................................       (30.3)       (3.0)      (15.2)
      Accounts payable......................................       122.0       (92.0)       25.8
      Income taxes payable..................................       (57.9)      160.4       (70.7)
      Accrued and other liabilities.........................       (13.9)      257.0       (28.2)
      Other*................................................      (308.0)     (272.8)       20.2
                                                                --------    --------    --------
Net cash provided by operating activities...................     1,199.4       986.2     1,376.8
                                                                --------    --------    --------
Cash flows from investing activities
  Investment in companies, net of cash acquired.............       (28.7)     (309.5)       (7.0)
  Expenditures for property and special tools...............      (652.3)     (545.7)     (490.5)
  Increase in telecommunications and other equipment........      (191.2)     (198.9)     (351.9)
  Proceeds from sale and leaseback of satellite transponders
    with GMAC...............................................       252.0          --          --
  Proceeds from disposal of property........................        96.2        50.6        90.6
  Proceeds from sale of investments and businesses..........          --       127.2         3.6
  Decrease (increase) in notes receivable...................         1.6       (13.6)      206.9
                                                                --------    --------    --------
Net cash used in investing activities.......................      (522.4)     (889.9)     (548.3)
                                                                --------    --------    --------
Cash flows from financing activities
  Net decrease in notes and loans payable...................      (393.2)      (80.9)       (2.1)
  Increase in long-term debt................................        13.5        28.0         7.5
  Decrease in long-term debt................................       (29.0)      (37.7)      (20.8)
  Proceeds from sale of minority interest in subsidiary.....       137.5          --          --
  Cash dividends paid to General Motors.....................      (384.0)     (368.0)     (320.0)
                                                                --------    --------    --------
Net cash used in financing activities.......................      (655.2)     (458.6)     (335.4)
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents........        21.8      (362.3)      493.1
Cash and cash equivalents at beginning of the year..........     1,139.5     1,501.8     1,008.7
                                                                --------    --------    --------
Cash and cash equivalents at end of the year................    $1,161.3    $1,139.5    $1,501.8
                                                                ========    ========    ========

-------------------------
* 1994 amounts exclude the effect of accounting change.

Reference should be made to the notes to consolidated financial statements.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND CONSOLIDATION

     The consolidated financial statements include the accounts of Hughes Electronics Corporation (Hughes) and its domestic and foreign subsidiaries that are more than 50% owned. Investments in associated companies in which at least 20% of the voting securities is owned are accounted for under the equity method of accounting.

     Effective December 31, 1985, General Motors Corporation (General Motors or
GM) acquired Hughes Aircraft Company and its subsidiaries for $2.7 billion in cash and cash equivalents and 100 million shares of GM Class H common stock having an estimated value of $2,561.9 million, which carried certain guarantees.

     On February 28, 1989, GM and the Howard Hughes Medical Institute (Institute) reached an agreement to terminate GM's then-existing guarantee obligations with respect to the Institute's holding of GM Class H common stock. Under terms of the agreement as amended, the Institute received put options exercisable under most circumstances at $30 per share on March 1, 1991, 1992, 1993, and 1995 for 20 million, 10 million, 10.5 million, and 15 million shares, respectively. The Institute exercised these put options at $30 per share on March 1, 1991, March 2, 1992, and March 1, 1993. On February 15, 1995, GM and the Institute entered into an agreement under which GM assisted the Institute in selling 15 million shares of GM Class H common stock at $38.50 per share. The March 1, 1995 put option expired unexercised.

     The acquisition of Hughes Aircraft Company was accounted for as a purchase. The purchase price exceeded the net book value of Hughes Aircraft Company by $4,244.7 million, which was assigned as follows: $500.0 million to patents and related technology, $125.0 million to the future economic benefits to GM of the Hughes Aircraft Company Long-Term Incentive Plan (LTIP), and $3,619.7 million to other intangible assets, including goodwill. The amounts assigned to patents and related technology are being amortized on a straight-line basis over 15 years and other intangible assets, including goodwill, over 40 years. The amount assigned to the future economic benefits of the LTIP was fully amortized in 1990.

     For the purpose of determining earnings per share and amounts available for dividends on the common stocks of General Motors, the amortization and disposal, if any, of these intangible assets is charged against earnings attributable to GM $1 2/3 par value common stock and amounted to $122.3 million, $159.5 million and $123.8 million in 1996, 1995, and 1994, respectively. The 1995 amount included a $36.1 million charge, included in other income, for the write-off of such purchase accounting adjustments related to the disposition of certain non-strategic business units.

     The earnings of Hughes and its subsidiaries since the acquisition of Hughes Aircraft Company form the base from which any dividends on the GM Class H common stock are declared. These earnings include income earned from sales to GM and its affiliates, but exclude purchase accounting adjustments (See Notes 2 and 7).

     On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments (See Note 18).

USE OF ESTIMATES IN THE PREPARATION OF THE FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

REVENUE RECOGNITION

     Sales to General Motors and affiliates and to outside customers not pursuant to long-term contracts are generally recognized as products are shipped or services are rendered. Sales under long-term contracts are recognized primarily using the percentage-of-completion (cost-to-cost) method of accounting. Under this method, sales are recorded equivalent to costs incurred plus a portion of the profit expected to be realized, determined based on the ratio of costs incurred to estimated total costs at completion. Sales under certain commercial long-term contracts are recognized using the units-of-delivery method.

     Profits expected to be realized on long-term contracts are based on estimates of total sales value and costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are recorded in the accounting period in which the revisions are made. Estimated losses on contracts are recorded in the period in which they are identified.

     Certain contracts contain cost or performance incentives which provide for increases in profits for surpassing stated objectives and decreases in profits for failure to achieve such objectives. Amounts associated with incentives are included in estimates of total sales values when there is sufficient information to relate actual performance to the objectives.

CASH FLOWS

     Cash equivalents consist of highly liquid investments purchased with original maturities of 90 days or less.

     Net cash provided by operating activities reflects cash payments for interest and income taxes as follows:

                                                        1996        1995        1994
                                                        ----        ----        ----
                                                           (DOLLARS IN MILLIONS)
Interest...........................................    $ 39.6      $ 37.5      $ 40.7
                                                       ------      ------      ------
Income taxes.......................................    $647.9      $634.2      $686.2
                                                       ------      ------      ------

ACCOUNTS RECEIVABLE AND CONTRACTS IN PROCESS

     Trade receivables are principally related to long-term contracts and programs. Amounts billed under retainage provisions of contracts are not significant, and substantially all amounts are collectible within one year.

     Contracts in process are stated at costs incurred plus estimated profit, less amounts billed to customers and advances and progress payments applied. Engineering, tooling, manufacturing, and applicable overhead costs, including administrative, research and development, and selling expenses, are charged to costs and expenses when incurred. Contracts in process include amounts relating to contracts with long production cycles and amounts receivable under sales-type leases, and $546.0 million of the 1996 amount is expected to be billed after one year. Contracts in process in 1996 also include approximately $53.8 million relating to claims, requests for equitable adjustments, and amounts withheld pending negotiation or settlement with customers. Under certain contracts with the U.S. Government, progress payments are received based on costs incurred on the respective contracts. Title to the inventories related to such contracts (included in contracts in process) vests with the U.S. Government.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

INVENTORIES

     Inventories are stated at the lower of cost or market principally using the first-in, first-out (FIFO) or average cost methods.

MAJOR CLASSES OF INVENTORIES                                   1996          1995
----------------------------                                   ----          ----
                                                             (DOLLARS IN MILLIONS)
Productive material, work in process, and supplies.......    $1,383.1      $1,060.4
Finished product.........................................       145.4         165.1
                                                             --------      --------
     Total...............................................    $1,528.5      $1,225.5
                                                             ========      ========

PROPERTY AND DEPRECIATION

     Property is carried at cost. Depreciation of property is provided for based on estimated useful lives (3 to 45 years) generally using accelerated methods.

TELECOMMUNICATIONS AND OTHER EQUIPMENT

     Telecommunications and other equipment includes satellite transponders and other equipment subject to operating leases or service agreements. Such equipment is carried at Hughes' direct and indirect manufacturing cost and is amortized over the estimated useful lives (7 to 23 years) using the straight-line method. The net book value of equipment subject to operating leases was $412.4 million and $299.8 million at December 31, 1996 and 1995, respectively.

INTANGIBLE ASSETS

     Intangible assets, principally the excess of cost over the fair value of identifiable net assets of purchased businesses, are amortized using the straight-line method over periods not exceeding 40 years. Hughes periodically evaluates the recoverability of goodwill and other intangible assets by assessing whether the unamortized intangible asset can be recovered over its remaining life through undiscounted cash flows generated by underlying tangible assets.

INCOME TAXES

     The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws. Provision has been made for U.S. Federal income taxes to be paid on that portion of the undistributed earnings of foreign subsidiaries that has not been deemed permanently reinvested.

     Hughes and its domestic subsidiaries join with General Motors in filing a consolidated U.S. Federal income tax return. The portion of the consolidated income tax liability recorded by Hughes is generally equivalent to the liability it would have incurred on a separate return basis.

RESEARCH AND DEVELOPMENT

     Expenditures for research and development are charged to costs and expenses as incurred and amounted to $730.0 million in 1996, $761.7 million in 1995 and $699.3 million in 1994.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

FINANCIAL INSTRUMENTS

     Hughes enters into foreign exchange-forward contracts to reduce its exposure to fluctuations in foreign exchange rates. Foreign exchange-forward contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm foreign currency commitments.

FOREIGN CURRENCY TRANSACTIONS

     Foreign currency transaction net gains (losses) included in consolidated operating results amounted to $5.4 million in 1996, $(0.5) million in 1995, and $(4.2) million in 1994.

MARKET AND CREDIT RISK CONCENTRATIONS

     Sales under United States Government contracts were 34.5%, 35.5%, and 37.6% of net sales in 1996, 1995, and 1994, respectively. Sales to General Motors and affiliates, consisting of various automotive electronic component parts, were 32.3% of total sales in 1996, and 35.2% in 1995 and 1994.

     Financial instruments which potentially subject Hughes to concentrations of credit risk consist principally of highly liquid investments purchased with original maturities of 90 days or less. Hughes places these investments with high-quality counterparties and, by policy, limits the amount of credit exposure to any one counterparty.

ACCOUNTING CHANGES

     Effective January 1, 1996, Hughes adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options. Hughes has calculated the proforma effects of applying SFAS No. 123 and determined that such effects are not significant in relation to reported net income and earnings per share.

     Effective January 1, 1996, Hughes also adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this new accounting standard did not have a material effect on Hughes' consolidated operating results or financial position.

     Effective January 1, 1994, Hughes adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Statement requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting this Standard was $30.4 million, net of income taxes of $19.2 million, or $0.08 per share of GM Class H common stock. The charge primarily related to extended disability benefits which are accrued on a service-driven basis.

NOTE 2: RELATED-PARTY TRANSACTIONS

SALES, PURCHASES, AND ADMINISTRATIVE EXPENSES

     The amounts due from and to GM and affiliates result from sales of products to and purchases of materials and services from units controlled by GM. Purchases from GM and affiliates, including computer systems services provided by Electronic Data Systems Corporation prior to its split-off from GM, and common administrative expenses allocated by GM, amounted to approximately $77.9 million, $233.7 million, and $257.1 million, in 1996, 1995, and 1994, respectively.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

INCENTIVE PLANS

     Certain eligible employees of Hughes participate in various incentive plans of GM and its subsidiaries.

NOTE 3: INCENTIVE PLAN

     Under the Hughes Electronics Corporation Incentive Plan (the Plan), as approved by the GM Board of Directors in 1987, 1992, and 1995, shares, rights, or options to acquire up to 20 million shares of GM Class H common stock may be granted through May 31, 1997.

     The GM Executive Compensation Committee may grant options and other rights to acquire shares of GM Class H common stock under the provisions of the Plan. The option price is equal to 100% of the fair market value of GM Class H common stock on the date the options are granted. These nonqualified options generally expire 10 years from the dates of grant and are subject to earlier termination under certain conditions.

     Changes in the status of outstanding options were as follows:

                                                                SHARES UNDER    WEIGHTED AVERAGE
                  GM CLASS H COMMON STOCK                          OPTION        EXERCISE PRICE
                  -----------------------                       ------------    ----------------
Outstanding at January 1, 1994..............................      6,366,008          $25.19
Granted.....................................................      1,612,640           36.75
Exercised...................................................       (712,107)          24.48
Terminated..................................................       (202,220)          34.22
                                                                 ----------         -------
Outstanding at December 31, 1994............................      7,064,321           27.64
Granted.....................................................      1,537,350           39.94
Exercised...................................................     (1,929,393)          24.81
Terminated..................................................        (14,425)          34.17
                                                                 ----------         -------
Outstanding at December 31, 1995............................      6,657,853           31.29
Granted.....................................................      1,501,900           61.31
Exercised...................................................       (864,889)          28.58
Terminated..................................................       (128,075)          42.94
                                                                 ----------         -------
Outstanding at December 31, 1996............................      7,166,789          $37.70
                                                                 ==========         =======
Exercisable at December 31, 1996............................      4,965,289          $30.40
                                                                 ==========         =======

     The following table summarizes information about the Plan stock options outstanding at December 31, 1996:

                                    WEIGHTED
                                    AVERAGE        WEIGHTED                 WEIGHTED
                                   REMAINING       AVERAGE                  AVERAGE
    RANGE OF        NUMBER      CONTRACTUAL LIFE   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING       (YEARS)         PRICE     EXERCISABLE    PRICE
---------------   -----------   ----------------   --------   -----------   --------
$15.00 to $24.99     829,669          4.6           $20.74       829,669     $20.74
 25.00 to  34.99   2,179,755          5.5            27.36     2,179,755      27.36
 35.00 to  44.99   2,692,090          7.9            38.45     1,955,865      37.89
 45.00 to  54.99          --           --               --            --         --
 55.00 to  65.00   1,465,275          9.3            61.31            --         --
----------------   ---------           --           ------     ---------     ------
$15.00 to $65.00   7,166,789          7.1           $37.70     4,965,289     $30.40
================   =========           ==           ======     =========     ======

     At December 31, 1996, the maximum number of shares for which additional options and other rights may be granted under the Plan was 2,314,449 shares.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTE 4: PENSION PROGRAMS

     Hughes' total pension expense amounted to $97.5 million in 1996, $39.0 million in 1995 and $54.9 million in 1994.

     Substantially all the employees of Delco Electronics participate in the defined benefit pension plans of General Motors. Plans covering represented employees generally provide benefits of negotiated stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering salaried employees are generally based on years of service and the employee's salary history. Certain nonqualified pension plans covering executives are based on targeted wage replacement percentages and are unfunded. The accumulated plan benefit obligation and plan net assets for the employees of Delco Electronics are not determined separately; however, GM charged Delco Electronics $53.1 million, $50.9 million, and $93.3 million, for benefits earned by these employees in 1996, 1995, and 1994, respectively.

     Substantially all of Hughes' non-automotive employees are covered by Hughes' bargaining and non-bargaining defined benefit retirement plans. Benefits are based on years of service and compensation earned during a specified period of time before retirement. Additionally, an unfunded, nonqualified pension plan covers certain executives. The net pension expense (credit), related to these plans covering non-automotive employees, included the components shown below:

                                            1996         1995        1994
                                            ----         ----        ----
                                                (DOLLARS IN MILLIONS)
Benefits earned during the year.........  $   161.3    $   110.5    $ 146.7
Interest accrued on benefits earned in
  prior years...........................      413.4        403.6      377.0
Actual return on assets.................   (1,253.1)    (1,198.3)    (104.7)
Net amortization and deferral...........      722.8        672.3     (457.4)
                                          ---------    ---------    -------
     Net retirement plan expense
       (credit).........................  $    44.4    $   (11.9)   $ (38.4)
                                          =========    =========    =======

     Costs are actuarially determined using the projected unit credit method and are funded in accordance with U.S. Government cost accounting standards to the extent such costs are tax-deductible. SFAS No. 87, Employers' Accounting for Pensions, requires the recognition of an additional pension liability to increase the amounts recorded up to the unfunded accumulated benefit obligation. The adjustment required to recognize the minimum pension liability required by SFAS No. 87 is recorded as an intangible asset to the extent of unrecognized prior service cost and the remainder, net of applicable deferred income taxes, is recorded as a reduction of Stockholder's Equity. At December 31, 1996 and 1995, the additional minimum pension liability recorded was $210.8 million and $204.9 million, respectively, of which $113.5 million and $108.6 million, respectively, was recorded as a reduction of Stockholder's Equity.

     Plan assets are invested primarily in listed common stock, cash and short-term investment funds, U.S. Government securities, and other investments.

     The weighted average discount rates used in determining the actuarial present values of the projected benefit obligation shown in the table on the next page were 7.5% and 7.25% at December 31, 1996 and 1995, respectively. The rate of increase in future compensation levels was 5.0% in 1996 and 1995. The expected long-term rate of return on assets used in determining pension cost was 9.5% for 1996 and 1995.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

     The following table sets forth the funded status of the Hughes non-automotive employee plans and the amounts included in the Consolidated Balance Sheet.

                                                        DECEMBER 31,
                                          -----------------------------------------
                                                 1996                  1995
                                          -------------------   -------------------
                                           ASSETS     ACCUM.     ASSETS     ACCUM.
                                           EXCEED    BENEFITS    EXCEED    BENEFITS
                                           ACCUM.     EXCEED     ACCUM.     EXCEED
                                          BENEFITS    ASSETS    BENEFITS    ASSETS
                                          --------   --------   --------   --------
                                                    (DOLLARS IN MILLIONS)
Actuarial present value of benefits
  based on service to date and present
  pay levels
     Vested.............................  $4,437.0   $ 330.7    $4,685.3   $ 327.5
     Nonvested..........................     403.7       3.9       225.6       4.7
                                          --------   -------    --------   -------
Accumulated benefit obligation..........   4,840.7     334.6     4,910.9     332.2
Additional amounts related to projected
  pay increases.........................     549.3      13.8       456.7      11.0
                                          --------   -------    --------   -------
Total projected benefit obligation based
  on service to date....................   5,390.0     348.4     5,367.6     343.2
Plan assets at fair value...............   7,094.9      70.2     6,397.7      65.9
                                          --------   -------    --------   -------
Plan assets in excess of (less than)
  projected benefit obligation..........   1,704.9    (278.2)    1,030.1    (277.3)
Unamortized net amount resulting from
  changes in plan experience and
  actuarial assumptions.................    (564.0)    208.6       173.3     193.3
Unamortized net asset at date of
  adoption..............................    (106.6)       --      (161.9)       --
Unamortized net amount resulting from
  changes in plan provisions............     (13.0)     15.9       (13.8)     22.6
Adjustment for unfunded pension
  liabilities...........................        --    (210.8)         --    (204.9)
                                          --------   -------    --------   -------
  Net prepaid pension cost (accrued
     liability).........................  $1,021.3   $(264.5)   $1,027.7   $(266.3)
                                          ========   =======    ========   =======

NOTE 5: OTHER POSTRETIREMENT BENEFITS

     Substantially all of the employees of Delco Electronics participate in various postretirement medical, dental, vision, and life insurance plans of General Motors. Hughes maintains a program for eligible non-automotive retirees to participate in health care and life insurance benefits generally until they reach age 65. Qualified employees who elected to participate in the Hughes contributory defined benefit pension plans may become eligible for these benefits if they retire from Hughes between the ages of 55 and 65.

     The total non-pension postretirement benefit cost of Hughes and its subsidiaries included the components set forth as follows:

                                                               1996      1995      1994
                                                               ----      ----      ----
                                                                (DOLLARS IN MILLIONS)
Benefits earned during the year.............................  $ 36.2    $ 33.9    $ 50.1
Interest accrued on benefits earned in prior years..........   116.5     123.3     130.3
Net amortization............................................   (11.0)    (16.5)      7.6
                                                              ------    ------    ------
     Total non-pension postretirement benefit cost..........  $141.7    $140.7    $188.0
                                                              ======    ======    ======

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

     The following table displays the components of Hughes' obligation recognized for postretirement benefit plans included in the Consolidated Balance
Sheet:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                                ----        ----
                                                                  (DOLLARS IN
                                                                   MILLIONS)
Accumulated postretirement benefit obligation attributable
  to
     Current retirees.......................................  $  808.3    $  857.1
     Fully eligible active plan participants................     254.2       221.1
     Other active plan participants.........................     562.0       547.5
                                                              --------    --------
Accumulated postretirement benefit obligation...............   1,624.5     1,625.7
Unrecognized net amount resulting from changes in plan
  experience and actuarial assumptions......................     103.7        62.4
                                                              --------    --------
Net postretirement benefit obligation.......................   1,728.2     1,688.1
Less current portion........................................      69.3        77.5
                                                              --------    --------
Net long-term postretirement benefit obligation.............  $1,658.9    $1,610.6
                                                              ========    ========

     The assumed weighted average discount rates used in determining the actuarial present value of the accumulated postretirement benefit obligation were 7.56% and 7.25% at December 31, 1996 and 1995, respectively. The assumed weighted average rate of increase in future compensation levels related to pay-related life insurance benefits was 4.5% at December 31, 1996 and 4.4% at December 31, 1995.

     The assumed weighted average health care cost trend rate was 7.91% in 1996, decreasing linearly each successive year until it reaches 5.31% in 2006, after which it remains constant. A one percentage point increase in each year of this annual trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996 by approximately $150 million, and increase the service and interest cost components of the 1996 postretirement benefit expense by approximately $17 million.

     Hughes has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations", "liabilities", or "obligations." Notwithstanding the recording of such amounts and the use of these terms, Hughes does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of Hughes (other than pensions) represent legally enforceable liabilities of Hughes.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTE 6: INCOME TAXES

     The income tax provision consisted of the following:

                                                                 1996        1995         1994
                                                                 ----        ----         ----
                                                                     (DOLLARS IN MILLIONS)
Taxes currently payable
  U.S. Federal..............................................    $390.7      $ 664.6      $532.2
  Foreign...................................................      11.2         13.4        10.3
  U.S. state and local......................................     102.8        138.4       100.5
                                                                ------      -------      ------
     Total..................................................     504.7        816.4       643.0
                                                                ------      -------      ------
Deferred tax (assets) liabilities -- net
  U.S. Federal..............................................      97.9       (130.0)      (62.2)
  Foreign...................................................       0.3          2.0         1.3
  U.S. state and local......................................       2.8        (42.8)       (9.3)
                                                                ------      -------      ------
     Total..................................................     101.0       (170.8)      (70.2)
                                                                ------      -------      ------
       Total income tax provision...........................    $605.7      $ 645.6      $572.8*
                                                                ======      =======      ======

------------------------
* Excluding effect of accounting change.

     The deferred income tax benefit in 1994 included a $63.0 million credit that resulted from an adjustment to the beginning of the year valuation allowance because of a change in circumstances with respect to Hughes' ability to realize the benefit from a capital loss carryforward.

     Income before income taxes included the following components:

                                                                  1996          1995          1994
                                                                  ----          ----          ----
                                                                       (DOLLARS IN MILLIONS)
U.S. income.................................................    $1,547.1      $1,494.7      $1,448.1
Foreign income..............................................        87.5          99.2          80.5
                                                                --------      --------      --------
  Total.....................................................    $1,634.6      $1,593.9      $1,528.6
                                                                ========      ========      ========

     The consolidated income tax provision was different than the amount computed using the U.S. statutory income tax rate for the reasons set forth in the following table:

                                                                 1996        1995        1994
                                                                 ----        ----        ----
                                                                    (DOLLARS IN MILLIONS)
Expected tax at U.S. statutory income tax rate..............    $572.1      $557.9      $535.0
U.S. state and local income taxes...........................      68.6        62.2        59.3
Purchase accounting adjustments.............................      42.8        55.8        43.3
Foreign sales corporation tax benefit.......................     (27.2)      (22.2)      (19.2)
Change in valuation allowance...............................        --          --       (63.0)
Other.......................................................     (50.6)       (8.1)       17.4
                                                                ------      ------      ------
  Consolidated income tax provision.........................    $605.7      $645.6      $572.8*
                                                                ======      ======      ======

-------------------------
* Excluding effect of accounting change.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

     Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities were as follows:

                                                                            DECEMBER 31,
                                                      --------------------------------------------------------
                                                                1996                           1995
                                                      -------------------------      -------------------------
                                                      DEFERRED       DEFERRED        DEFERRED       DEFERRED
                                                        TAX             TAX            TAX             TAX
                                                       ASSETS       LIABILITIES       ASSETS       LIABILITIES
                                                      --------      -----------      --------      -----------
                                                                       (DOLLARS IN MILLIONS)
Postretirement benefits other than pensions.......    $  763.6       $     --        $  704.9       $     --
Profits on long-term contracts....................       370.7          142.3           384.5          203.5
Leveraged leases..................................       119.6             --            74.9             --
Employee benefit programs.........................       148.9          387.8           185.2          393.3
Depreciation......................................          --          496.2              --          479.5
Special provision for restructuring...............        29.0             --            56.4             --
Other.............................................       313.2          251.6           445.2          220.3
                                                      --------       --------        --------       --------
  Subtotal........................................     1,745.0        1,277.9         1,851.1        1,296.6
Valuation allowance...............................       (33.6)            --           (22.8)            --
                                                      --------       --------        --------       --------
  Total deferred taxes............................    $1,711.4       $1,277.9        $1,828.3       $1,296.6
                                                      ========       ========        ========       ========

     Provision has been made for U.S. Federal income taxes to be paid on that portion of the undistributed earnings of foreign subsidiaries that has not been deemed permanently reinvested. At December 31, 1996 and 1995, undistributed earnings of foreign subsidiaries amounted to approximately $462.3 million and $397.4 million, respectively. Repatriation of all accumulated foreign earnings would have resulted in tax liabilities of $122.6 million and $110.3 million, respectively, for which Hughes has provided deferred tax liabilities of $93.4 million and $82.8 million, respectively.

     At December 31, 1996, Hughes had $73.6 million of foreign operating loss carryforwards which expire in varying amounts between 1997 and 2001. The valuation allowance includes a provision for all of the foreign operating loss carryforwards. In addition, Hughes had $19.6 million of capital loss carryforwards, of which $12.3 million will expire in 1998 and $7.3 million will expire in 2000. No valuation allowance has been provided for the capital loss carryforwards.

NOTE 7: EARNINGS ATTRIBUTABLE TO GENERAL MOTORS CLASS H COMMON STOCK ON A PER SHARE BASIS AND AVAILABLE SEPARATE CONSOLIDATED NET INCOME

     Earnings attributable to General Motors Class H common stock on a per share basis have been determined based on the relative amounts available for the payment of dividends to holders of the GM Class H common stock. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

     Dividends on the GM Class H common stock are declared by GM's Board of Directors out of the Available Separate Consolidated Net Income of Hughes earned since the acquisition of Hughes Aircraft Company by GM. The Available Separate Consolidated Net Income of Hughes is determined quarterly and is equal to the separate consolidated net income of Hughes, excluding the effects of GM purchase accounting adjustments arising from the acquisition of Hughes Aircraft Company (Earnings Used for Computation of Available Separate Consolidated Net Income), multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of GM Class H common stock outstanding during the period and the denominator of which was 399.9 million during the fourth quarters of 1996, 1995, and 1994.

     The denominator used in determining the Available Separate Consolidated Net Income of Hughes is adjusted as deemed appropriate by the GM Board of Directors to reflect subdivisions or combinations of the GM Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES discretion to make such adjustments is limited by criteria set forth in GM's Certificate of Incorporation. In this regard, the GM Board has generally caused the denominator to decrease as shares are purchased by Hughes, and to increase as such shares are used, at Hughes expense, for Hughes employee benefit plans or acquisitions.

     Dividends may be paid on GM Class H common stock only when, as, and if declared by the GM Board of Directors in its sole discretion. The current policy of the GM Board with respect to GM Class H common stock is to pay cash dividends approximately equal to 35% of the Available Separate Consolidated Net Income of Hughes for the prior year. Notwithstanding the current dividend policy, the dividends paid on the GM Class H Common Stock during 1996, 1995, and 1994 were based on an annual rate higher than 35% of the Available Separate Consolidated Net Income of Hughes for the preceding year.

NOTE 8: PROPERTY -- NET

                                          ESTIMATED
                                           USEFUL
                                            LIVES
                                           (YEARS)       1996        1995
                                          ---------      ----        ----
                                                           (DOLLARS IN
                                                            MILLIONS)
Land and improvements...................    10-40      $  187.6    $  189.7
Buildings and unamortized leasehold
  improvements..........................     5-45       1,361.5     1,293.3
Machinery and equipment.................     3-13       3,140.3     2,874.2
Furniture, fixtures, and office
  machines..............................     5-15         139.1       118.3
Construction in progress................       --         348.5       439.9
                                                       --------    --------
     Total..............................                5,177.0     4,915.4
Less accumulated depreciation...........                2,378.1     2,244.2
                                                       --------    --------
Net real estate, plants, and
  equipment.............................                2,798.9     2,671.2
Special tools -- less amortization......        3          87.7        68.0
                                                       --------    --------
     Property -- net....................               $2,886.6    $2,739.2
                                                       ========    ========

NOTE 9: NOTES AND LOANS PAYABLE AND LONG-TERM DEBT AND CAPITALIZED LEASES

                                            1996         1995
                                            ----         ----
                                          (DOLLARS IN MILLIONS)
Loans payable to banks..................     $ 10.2       $ 15.1
Current portion of long-term debt.......      151.4          7.2
Current portion of GM term loans........       58.8         85.0
Other...................................       27.7        325.2
                                             ------       ------
     Total notes and loans payable......     $248.1       $432.5
                                             ======       ======
Foreign bank debt.......................     $ 27.1       $ 53.8
Term loans
  GM....................................       58.8        143.8
  Other.................................      150.0        150.0
Other debt..............................         --          2.9
                                             ------       ------
     Total..............................      235.9        350.5
Less current portion....................      210.2         92.2
                                             ------       ------
Long-term debt..........................       25.7        258.3
Capitalized leases......................        8.8           .5
                                             ------       ------
     Total long-term debt and
       capitalized leases...............     $ 34.5       $258.8
                                             ======       ======

     At December 31, 1996, Hughes had $550.0 million and $650.0 million of unused credit available under short-term lines of credit and an unsecured revolving credit loan agreement, respectively. The unsecured

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES revolving credit loan agreement provides for a commitment of $650.0 million through January 2000, subject to a facility fee of 0.10% per annum. Borrowings under the agreement bear interest at a rate which approximates the London Interbank Offered Rate plus 0.175%. No amounts were outstanding under the agreement or the short-term lines of credit at December 31, 1996.

     At December 31, 1996, foreign bank debt included $27.1 million denominated in British pounds sterling, bearing interest at rates ranging from 5.9% to 7.1%, with maturity dates from 1997 to 2003.

     The GM term loan bears interest at 6.1% with a maturity date in 1997. The other term loans consisted of notes payable to an insurance company bearing interest at rates ranging from 7.7% to 8.0% with maturity dates in 1997.

     Other notes and loans payable for 1995 included $302.7 million related to the acquisition of Magnavox Electronic Systems Company (see Note 13). The note, which bore interest at a rate of 5.3%, was repaid in full on January 5, 1996.

     Annual maturities of long-term debt and capitalized leases are $210.2 million in 1997, $2.4 million in 1998, $2.5 million in 1999, $2.8 million in 2000, $3.1 million in 2001, and $23.7 million thereafter.

     Property with a net book value of $14.8 million at December 31, 1996 was pledged as collateral under such debt.

NOTE 10: ACCRUED LIABILITIES

                                                             1996         1995
                                                             ----         ----
                                                           (DOLLARS IN MILLIONS)
Payrolls and other compensation..........................   $  671.3     $  553.2
Provision for losses on contracts........................      356.3        408.4
Accrual for restructuring................................       32.9        115.9
Other....................................................      965.3        968.8
                                                            --------     --------
     Total...............................................   $2,025.8     $2,046.3
                                                            ========     ========

     Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTE 11: STOCKHOLDER'S EQUITY

     The authorized capital stock of Hughes consists of 1,000 shares of $0.10 par value common stock. At December 31, 1996, 1995, and 1994, 1,000 shares having an aggregate par value of $100 were issued and outstanding. All of the outstanding capital stock of Hughes is held by General Motors.

                                            1996        1995        1994
                                            ----        ----        ----
                                               (DOLLARS IN MILLIONS)
Capital stock and additional paid-in
  capital
  Balance at beginning of the year......  $6,338.1     6,326.5    $6,323.1
  Tax benefit from exercise of GM Class
     H common stock options.............       9.1        11.6         3.4
                                          --------    --------    --------
     Balance at end of the year.........  $6,347.2    $6,338.1    $6,326.5
                                          ========    ========    ========
Net income retained for use in the
  business
  Balance at beginning of the year......  $2,323.9    $1,743.6    $1,138.2
  Net income............................   1,028.9       948.3       925.4
  Cash dividends paid to General
     Motors.............................    (384.0)     (368.0)     (320.0)
                                          --------    --------    --------
     Balance at end of the year.........  $2,968.8    $2,323.9    $1,743.6
                                          ========    ========    ========
Minimum pension liability adjustment
  Balance at beginning of the year......  $ (108.6)   $  (76.1)   $ (120.4)
  Change during the year................      (4.9)      (32.5)       44.3
                                          --------    --------    --------
     Balance at end of the year.........  $ (113.5)   $ (108.6)   $  (76.1)
                                          ========    ========    ========
Accumulated foreign currency translation
  adjustments
  Balance at beginning of the year......  $  (27.7)   $  (18.2)   $  (12.8)
  Change during the year................       5.1        (9.5)       (5.4)
                                          --------    --------    --------
     Balance at end of the year.........  $  (22.6)   $  (27.7)   $  (18.2)
                                          ========    ========    ========

     As sole stockholder of Hughes, GM is able to cause Hughes to pay cash dividends and make advances to or otherwise enter into transactions with GM as GM deems desirable and appropriate. GM reserves the right to cause Hughes to pay cash dividends to GM in such amounts as GM determines are desirable under the then prevailing facts and circumstances. Such amounts may be the same as, greater than, or less than the cash dividends paid by GM on its Class H common stock. There is no fixed relationship, on a per share or aggregate basis, between the cash dividends that may be paid by GM to holders of its Class H common stock and the cash dividends or other amounts that may be paid by Hughes to GM.

NOTE 12: SPECIAL PROVISION FOR RESTRUCTURING

     In 1992, Hughes recorded a special restructuring charge of $1,237.0 million primarily attributable to redundant facilities and related employment costs. The special charge comprehended a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain business lines that no longer met Hughes' strategic objectives. Restructuring costs of $92.4 million, $208.8 million and $228.3 million were charged against the reserve during 1996, 1995, and 1994, respectively. In addition, in 1994 the restructuring reserve was increased by $35.0 million primarily due to changes in the estimated loss on disposition of a subsidiary. The remaining liability at December 31, 1996 of $42.0 million relates primarily to reserves for excess facilities and other site consolidation costs. Approximately $40.7 million of this total will require future cash outflows. It is expected that these costs will be expended predominantly during the next year.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

NOTE 13: ACQUISITIONS AND DIVESTITURES

     In December 1996, Hughes announced that it had reached an agreement to acquire the Marine Systems Division of Alliant Techsystems, Inc. for $141.0 million in cash. The Marine Systems Division is a leader in lightweight torpedo manufacturing and the design and manufacturing of underwater surveillance, sonar and mine warfare systems. The acquisition was completed in the first quarter of 1997.

     In September 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite services operations into a new publicly-held company. Hughes would contribute its Galaxy(R) satellite services business in exchange for a 71.5% interest in the new company. Current PanAmSat stockholders would receive a 28.5% interest in the new company and $1.5 billion in cash. The source of the cash component of the consideration is expected to be new debt financing, which will be an obligation of the new company. PanAmSat is a leading provider of international satellite services. The transaction, which is contingent upon receiving certain regulatory approvals, is expected to close during the second quarter of 1997.

     In March 1996, Hughes sold a 2.5% equity interest in DIRECTV(R), a wholly-owned subsidiary of Hughes, to AT&T for $137.5 million, with options to increase their ownership interest under certain conditions. The sale resulted in a $120.3 million pre-tax gain which is included in other income.

     In February 1995, Hughes acquired substantially all of the assets of CAE-Link Corporation for $176.0 million in cash. CAE-Link is an established supplier of simulation, training, and technical services, primarily to the U.S. military and NASA. In December 1995, Hughes acquired all of the stock of Magnavox Electronic Systems Company (Magnavox) for $382.4 million, consisting of cash of $70.5 million, a note payable of $302.7 million, and estimated additional amounts to be paid of $9.2 million. Magnavox is a leading supplier of military tactical communications, electronic warfare, and command and control systems. In addition, Hughes acquired several other enterprises with operations that complement existing technological capabilities at aggregate purchase prices, paid in cash, of $28.7 million and $63.0 million in 1996 and 1995, respectively.

     All acquisitions were accounted for using the purchase method of accounting. The operating results of the entities acquired were consolidated with those of Hughes from their respective acquisition dates. These acquisitions did not have a material impact on the operating results of Hughes. The purchase price of each acquisition was allocated to the net assets acquired, including intangible assets, based upon their estimated fair values at the date of acquisition.

     During 1995, Hughes divested several non-strategic enterprises generating aggregate proceeds of approximately $127.2 million and a net loss of approximately $8.2 million, which included the write-off of $30.1 million of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company. Also in 1995, Hughes recorded a $46.0 million charge for the estimated loss on disposition of a business unit (including $6.0 million related to the write-off of GM purchase accounting adjustments) and completed the divestiture of Hughes LAN Systems, for which a pre-tax charge of $35.0 million was taken in 1994.

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     Hughes is a party to financial instruments with off-balance sheet risk in the normal course of business to reduce its exposure to fluctuations in foreign exchange rates. The primary class of derivatives used by Hughes is foreign exchange-forward contracts. These instruments involve, to varying degrees, elements of credit risk in the event a counterparty should default and market risk as the instruments are subject to rate and price fluctuations. Credit risk is managed through the periodic monitoring and approval of financially sound counterparties. Market risk is mitigated because the derivatives are used to hedge underlying transactions. Cash receipts or payments on these contracts normally occur at maturity. Hughes holds derivatives only for purposes other than trading.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

     Foreign exchange-forward contracts are legal agreements between two parties to purchase and sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. Hughes uses these agreements to hedge risk of changes in foreign currency exchange rates associated with certain firm commitments denominated in foreign currency.

     The total notional amount of foreign exchange-forward contracts Hughes held at December 31, 1996 and 1995 was approximately $223 million and $289 million, respectively. Hughes' open contracts extend for periods averaging six months.

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

     For notes and loans payable and long-term debt and capitalized leases, the estimated fair value (which approximates book value) was $283.2 million and $694.9 million at December 31, 1996 and 1995, respectively. Such fair value is based on the quoted market prices for similar issues or on the current rates offered to Hughes for debt of similar remaining maturities. The carrying value of debt with an original term of less than 90 days is assumed to approximate fair value.

     The fair values of derivative financial instruments reflect the estimated amounts Hughes would receive or pay to terminate the contracts at the reporting date, which takes into account the current unrealized gains or losses on open contracts that are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items. The fair value of foreign exchange-forward contracts is estimated based on foreign exchange rate quotes at the reporting date. At December 31, 1996 and 1995, the estimated fair value of open contracts, which were in a net gain position, was $4.5 million and $10.7 million, respectively.

     For all financial instruments not described above, fair value approximates book value.

NOTE 16: SEGMENT REPORTING

     Hughes operates within the field of modern high-technology electronics for use in Telecommunications and Space, Automotive Electronics, and Aerospace and Defense Systems business segments. The Telecommunications and Space segment includes satellite construction, ownership and operation, communication services, ground equipment, and direct-to-home satellite television entertainment services. Radios, controls for engines and transmissions, navigation and communication systems, monitors and sensors for air bags, controllers for anti-lock brakes, climate control, dashboard instrumentation, vehicle security electronics, and other automotive electronic products are included in the Automotive Electronics segment. The Aerospace and Defense Systems segment includes missile systems, command and control systems, torpedoes and sonar systems, electro-optical systems, airborne radar and communication systems, military training and simulation systems, air traffic control systems, information systems, and guidance and control systems. Intercompany transfers between segments are not material. Information concerning operations by segment is shown on the next page:

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                                                                    AEROSPACE
                                         TELECOM.    AUTOMOTIVE     & DEFENSE    CORPORATE
                                         & SPACE     ELECTRONICS     SYSTEMS      & OTHER       TOTAL
                                         --------    -----------    ---------    ---------      -----
                                                             (DOLLARS IN MILLIONS)
Revenues
  1996...............................    $4,114.9     $5,350.8      $6,338.4      $ 113.8     $15,917.9
  1995...............................     3,092.7      5,561.3       5,945.4        172.4      14,771.8
  1994...............................     2,596.2      5,221.7       6,023.6        257.9      14,099.4
Operating Profit (Loss)(1)
  1996...............................    $  238.8     $  654.0      $  593.8      $ (14.6)    $ 1,472.0
  1995...............................       168.2        869.0         587.1        (80.4)      1,543.9
  1994...............................       250.0        794.8         562.7       (100.9)      1,506.6
Identifiable Assets at Year End(2)
  1996...............................    $4,874.7     $3,394.9      $7,544.7      $ 665.8     $16,480.1
  1995...............................     4,309.0      3,267.4       7,718.4        679.6      15,974.4
  1994...............................     3,727.8      3,429.8       6,712.0        980.9      14,850.5
Depreciation and Amortization(1)
  1996...............................    $  215.8     $  195.9      $  258.5      $  12.4     $   682.6
  1995...............................       199.3        151.4         232.9         27.5         611.1
  1994...............................       161.8        142.2         259.4         30.6         594.0
Capital Expenditures(3)
  1996...............................    $  449.8     $  196.0      $  171.1      $  23.3     $   840.2
  1995...............................       436.5        264.7         109.8          9.3         820.3
  1994...............................       399.3        166.4         159.5         21.1         746.3

-------------------------
Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

(1) Includes purchase accounting adjustments associated with GM's purchase of Hughes Aircraft Company of $122.3 million in 1996 ($21.0 million, $100.9 million, and $0.4 million related to Telecommunications and Space, Aerospace and Defense Systems, and Corporate and Other, respectively), $123.4 million in 1995 ($21.0 million, $100.9 million, and $1.5 million related to Telecommunications and Space, Aerospace and Defense Systems, and Corporate and Other, respectively) and $123.8 million in 1994 ($21.0 million, $100.9 million, and $1.9 million related to Telecommunications and Space, Aerospace and Defense Systems, and Corporate and Other, respectively).

(2) Identifiable assets include the unamortized purchase accounting adjustments associated with the purchase of Hughes Aircraft Company as detailed below:

                                                     AEROSPACE
                                         TELECOM.    & DEFENSE    CORP. &
                                         & SPACE      SYSTEMS      OTHER      TOTAL
                                         --------    ---------    -------     -----
1996.................................     $468.0     $2,247.8      $ 7.7     $2,723.5
1995.................................      489.0      2,348.7        8.1      2,845.8
1994.................................      510.0      2,449.6       45.7      3,005.3

(3) Telecommunications and Space includes expenditures related to telecommunications and other equipment amounting to $187.9 million, $274.6 million, and $255.8 million in 1996, 1995, and 1994, respectively.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

     A reconciliation of operating profit shown on the previous page to Income before Income Taxes shown in the Consolidated Statement of Income and Available Separate Consolidated Net Income follows:

                                                                  1996          1995          1994
                                                                  ----          ----          ----
                                                                       (DOLLARS IN MILLIONS)
Operating Profit............................................    $1,472.0      $1,543.9      $1,506.6
Other Income -- net.........................................       173.8          57.5          37.1
Interest Expense -- net.....................................       (11.2)         (7.5)        (15.1)
                                                                --------      --------      --------
  Income before Income Taxes................................    $1,634.6      $1,593.9      $1,528.6
                                                                ========      ========      ========

     Export sales from the U.S. were as follows:

                                                                  1996          1995          1994
                                                                  ----          ----          ----
                                                                       (DOLLARS IN MILLIONS)
Africa......................................................    $   42.2      $   25.4      $   25.8
Asia........................................................     1,168.1         948.9         758.2
Canada......................................................       721.3         861.8         876.3
Europe......................................................     1,296.8         929.4         678.6
Mexico......................................................       196.2         143.4          96.9
Other Latin America.........................................       115.5          76.0          90.3
Middle East.................................................       250.9         327.0         370.1
                                                                --------      --------      --------
          Total.............................................    $3,791.0      $3,311.9      $2,896.2
                                                                ========      ========      ========

NOTE 17: COMMITMENTS AND CONTINGENCIES

     Hughes signed agreements in 1995 and 1996 to procure commercial satellite launches, a significant number of which are expected to be used in connection with satellites ordered by outside customers. The agreements provide for launches beginning in 1998 and also contain options for additional launch vehicles. The total amount of the commitment, which is dependent upon the number of options exercised, market conditions, and other factors, could exceed $2 billion.

     In December 1994, Hughes entered into an agreement with Computer Sciences Corporation (CSC) whereby CSC provides a significant amount of the non-automotive data processing services required by Hughes. Baseline service payments to CSC are expected to aggregate approximately $1.5 billion over the term of the eight-year agreement. The contract is cancelable by Hughes with substantial early termination penalties.

     Minimum future commitments under operating leases having noncancelable lease terms in excess of one year, primarily for real property and satellite transponders, aggregating $2,552.5 million, are payable as follows: $274.8 million in 1997, $244.5 million in 1998, $265.9 million in 1999, $289.7 million in 2000, $208.8 million in 2001, and $1,268.8 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $279.4 million in 1996, $257.9 million in 1995, and $306.2 million in 1994.

     Hughes has issued or is a party to various guarantees and letter of credit agreements totaling $813.4 million at December 31, 1996. In the Company's past experience, virtually no claims have been made against these financial instruments.

     Hughes and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. The aggregate ultimate liability of Hughes and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at December 31, 1996. In the opinion of management of Hughes, such liability is not expected to have a material adverse effect on Hughes' consolidated operations or financial position.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

     Hughes has maintained a suit against the U.S. Government since September 1973, regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October of 1996. The U.S. Government has filed a petition with the U.S. Supreme Court seeking certiorari. In the opinion of management of Hughes, there is a reasonable possibility that this matter could be resolved in the near term. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

NOTE 18: SUBSEQUENT EVENT

     On January 16, 1997, GM and Hughes announced a series of planned transactions that would impact the defense electronics, automotive electronics, and telecommunications and space businesses of Hughes. The transactions would include:

        - The tax-free spin-off of 100% of the Hughes defense business, to holders of GM's $1 2/3 par value and Class H common stocks;

        - The tax-free merger of the Hughes defense business with Raytheon Company (Raytheon) immediately following the spin-off, after which there would be outstanding two classes of Raytheon/Hughes defense common stock;

        - The transfer of Delco Electronics (Delco), the automotive electronics subsidiary of Hughes, from Hughes to GM's Delphi Automotive Systems and a reallocation of the derivative interest in the earnings of Delco currently held by Class H common stockholders to holders of $1 2/3 par value common stock; and

        - The recapitalization of Class H common stock into a tracking stock linked solely to the telecommunications and space business of Hughes. GM would continue to own 100% of Hughes, which would hold and operate its existing telecommunications and space business.

     The distribution of stock in the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock would be in a ratio that would be determined by GM's Board of Directors to be fair to both classes of stockholders and would reflect: (1) a pro rata spin-off of the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock; (2) a partial reallocation of the Hughes defense business from holders of GM $1 2/3 par value common stock to holders of Class H common stock in exchange for the derivative interest in the earnings of Delco currently held by the Class H stockholders; and (3) other effects of and factors relating to the planned transactions. Such a distribution ratio will be set by GM's Board of Directors at a time closer to GM's distribution of the solicitation statement/prospectus pursuant to which GM stockholders will be asked to approve the transactions.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONCLUDED

     The planned transactions are subject to approval by holders of GM $1 2/3 par value and Class H common stock. In addition, the merger of the Hughes defense business with Raytheon, which is contingent upon the spin-off of the Hughes defense business, is subject to approval by the stockholders of Raytheon. The planned transactions also are subject to a variety of regulatory approvals and actions, including anti-trust clearance and receipt of rulings by the Internal Revenue Service that the spin-off of the Hughes defense business would be tax-free to GM and its stockholders.

     The spin-off is not being proposed in a manner that would result in the recapitalization of Class H common stock into $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in GM's Restated Certificate of Incorporation.

     No assurances can be given that the above transactions will be completed; however, management of GM and Hughes and GM's Board of Directors expect to solicit stockholder approval during the third quarter of 1997, after certain conditions are satisfied.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTAL INFORMATION

SELECTED QUARTERLY DATA (UNAUDITED)

                                                            1ST         2ND         3RD         4TH
                                                            ---         ---         ---         ---
                                                                      (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE AMOUNTS)
1996 QUARTERS
Revenues..............................................    $3,736.7    $4,062.5    $3,822.6    $4,296.1
                                                          ========    ========    ========    ========
Income before income taxes............................    $  472.5    $  448.3    $  366.2    $  347.6
Income taxes..........................................       191.4       172.3       144.7        97.3
                                                          --------    --------    --------    --------
Net income............................................    $  281.1    $  276.0    $  221.5    $  250.3
                                                          ========    ========    ========    ========
Earnings used for computation of available separate
  consolidated net income.............................    $  311.7    $  306.6    $  252.0    $  280.9
Average number of shares of General Motors Class H
  common stock outstanding (in millions)..............        97.4        98.2        98.8        99.3
Class H dividend base (in millions)...................       399.9       399.9       399.9       399.9
Available separate consolidated net income............    $   76.0    $   75.2    $   62.3    $   69.8
                                                          ========    ========    ========    ========
Net earnings attributable to General Motors Class H
  common stock on a per share basis...................    $   0.78    $   0.77    $   0.63    $   0.70
                                                          ========    ========    ========    ========
Stock price range of General Motors Class H common
  stock
  High................................................    $  63.38    $  68.25    $  61.38    $  59.25
  Low.................................................    $  45.00    $  57.50    $  53.13    $  49.50

SELECTED QUARTERLY DATA (UNAUDITED)

                                                            1ST         2ND         3RD         4TH
                                                            ---         ---         ---         ---
                                                                      (DOLLARS IN MILLIONS
                                                                   EXCEPT PER SHARE AMOUNTS)
1995 QUARTERS
Revenues..............................................    $3,578.8    $3,723.6    $3,441.3    $4,028.1
                                                          ========    ========    ========    ========
Income before income taxes............................    $  403.3    $  436.3    $  310.6    $  443.7
Income taxes..........................................       165.4       178.8       121.6       179.8
                                                          --------    --------    --------    --------
Net income............................................    $  237.9    $  257.5    $  189.0    $  263.9
                                                          ========    ========    ========    ========
Earnings used for computation of available separate
  consolidated net income.............................    $  268.9    $  288.4    $  256.1    $  294.4
Average number of shares of General Motors Class H
  common stock outstanding (in millions)..............        94.2        95.4        95.9        96.5
Class H dividend base (in millions)...................       399.9       399.9       399.9       399.9
Available separate consolidated net income............    $   63.3    $   68.8    $   61.4    $   71.1
                                                          ========    ========    ========    ========
Net earnings attributable to General Motors Class H
  common stock on a per share basis...................    $   0.67    $   0.72    $   0.64    $   0.74
                                                          ========    ========    ========    ========
Stock price range of General Motors Class H common
  stock
  High................................................    $  41.75    $  41.63    $  42.75    $  50.00
  Low.................................................    $  33.25    $  37.75    $  39.13    $  39.50

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                     SUPPLEMENTAL INFORMATION -- CONCLUDED

SELECTED FINANCIAL DATA (UNAUDITED)

                                             1996        1995        1994        1993        1992
                                             ----        ----        ----        ----        ----
                                                (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues................................   $15,917.9   $14,771.8   $14,099.4   $13,517.5   $12,297.1
Earnings (Loss) used for computation of
  available separate consolidated net
  income (loss).........................   $ 1,151.2   $ 1,107.8   $ 1,049.2   $   921.6   $  (921.6)
Average number of shares of General
  Motors Class H common stock
  outstanding (in millions).............        98.4        95.5        92.1        88.6        75.3
Class H dividend base (in millions).....       399.9       399.9       399.9       399.9       399.9
Available separate consolidated net
  income (loss).........................   $   283.3   $   264.6   $   241.6   $   204.5   $  (142.3)
GM Class H cash dividends...............   $    94.4   $    87.9   $    73.8   $    64.1   $    53.3
Dividend payout ratio (1)...............        35.7%       36.4%       36.0%        N/A        51.0%
Earnings (Loss) attributable to General
  Motors Class H common stock on a per
  share basis before cumulative effect
  of accounting changes.................   $    2.88   $    2.77   $    2.70   $    2.30   $   (0.11)
Earnings (Loss) attributable to General
  Motors Class H common stock on a per
  share basis after cumulative effect of
  accounting changes....................   $    2.88   $    2.77   $    2.62   $    2.30   $   (2.29)
Capital expenditures(2).................   $   840.2   $   820.3   $   746.3   $   580.0   $   558.5
Cash and cash equivalents...............   $ 1,161.3   $ 1,139.5   $ 1,501.8   $ 1,008.7   $   702.7
Working capital.........................   $ 2,879.4   $ 2,502.0   $ 2,695.5   $ 2,165.2   $ 1,692.4
Total assets............................   $16,480.1   $15,974.4   $14,850.5   $14,117.1   $14,209.2
Long-term debt and capitalized leases...   $    34.5   $   258.8   $   353.5   $   416.8   $   711.0
Return on equity*(3)....................        11.6%       11.5%       12.1%       11.3%      (13.9)%
Income (Loss) before interest and taxes
  as a percent of capitalization (4)....        18.3%       18.7%       19.0%       18.0%       (2.3)%
Pre-tax return on total assets (5)......        10.1%       10.3%       10.6%        9.7%       (1.8)%

-------------------------
 * Includes unfavorable cumulative effect of accounting changes of $30.4 million in 1994 and $872.1 million in 1992.

(1) GM Class H cash dividends divided by available separate consolidated net income for the prior year.

(2) Includes expenditures related to telecommunications and other equipment amounting to $187.9 million, $274.6 million, $255.8 million, $131.1 million, and $101.6 million in 1996, 1995, 1994, 1993, and 1992, respectively.

(3) Net income (loss) divided by average stockholder's equity (General Motors' equity in its wholly-owned subsidiary, Hughes). Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

(4) Income (Loss) before interest and taxes divided by average stockholder's equity plus average debt.

(5) Income (Loss) before Income Taxes divided by average Total Assets.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING AND FINANCIAL REVIEW

     The following discussion excludes purchase accounting adjustments related to General Motors' acquisition of Hughes Aircraft Company (see Supplemental Data beginning on page IV-54).

     Statements made concerning expected financial performance, ongoing financial performance strategies, and possible future action which Hughes intends to pursue to achieve strategic objectives for each of its three principal business segments (including the planned transactions described below) constitute forward-looking information. The implementation of these strategies and of such future actions and the achievement of such financial performance are each subject to numerous conditions, uncertainties and risk factors, and, accordingly, no assurance can be given that Hughes will be able to successfully accomplish its strategic objectives or achieve such financial performance. The principal important risk factors which could cause actual performance and future actions to differ materially from the forward-looking statements made herein include economic conditions, product demand and market acceptance, government action, competition, ability to achieve cost reductions, GM's global sourcing strategy with respect to automotive electronics, General Motors' North American Operations (GM-NAO) volumes, technological risk, interruptions to production attributable to causes outside Hughes' control, and the receipt of various approvals with respect to the planned transactions.

GENERAL

     On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. The transactions would include the tax-free spin-off of the Hughes defense business to holders of GM's $1 2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company (Raytheon). The spin-off is not being proposed in a manner that would result in the recapitalization of Class H common stock into $1 2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, GM's Class H common stock would be recapitalized into a tracking stock linked solely to the telecommunications and space business of Hughes. After the spin-off and tax-free merger of the Hughes defense business with Raytheon, there would be outstanding two classes of Raytheon/Hughes defense common stock: Class A common stock, approximately 103 million shares of which would have been distributed to GM's
$1 2/3 and Class H stockholders in the spin-off, and Class B common stock which would be exchanged for Raytheon common stock on a one-for-one share basis in the merger. The common stock of the Hughes defense business that would be distributed to GM common stockholders would represent approximately 30% of the stock of the combined company. The distribution of stock in the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock would be in a ratio that would be determined by GM's Board of Directors to be fair to both classes of stockholders and would reflect: (1) a pro rata spin-off of the Hughes defense business to holders of GM Class H and $1 2/3 par value common stock; (2) a partial reallocation of the Hughes defense business from holders of GM $1 2/3 par value common stock to holders of Class H common stock in exchange for the derivative interest in the earnings of Delco currently held by the Class H stockholders; and (3) other effects of and factors relating to the planned transactions. Such a distribution ratio will be set by GM's Board of Directors at a time closer to GM's distribution of the solicitation statement/prospectus pursuant to which GM stockholders will be asked to approve the transactions.

     The spin-off of the Hughes defense business and merger with Raytheon would have an indicated total value of $9.5 billion to GM and its common stockholders based on stock prices as of the announcement date. That value would consist of a combination of approximately $4.7 billion of total debt obligations of the Hughes defense business at the time of the merger, and $4.8 billion of indicated value of Hughes defense stock to be distributed to common stockholders (after giving affect to the merger based on the market price of Raytheon common stock as of the announcement date of $47.00). The merger terms provide that the total debt of the Hughes defense business will be adjusted to reflect variations in the average market price of Raytheon stock, subject to specified limits, so that the two components of value will total $9.5 billion so long as such market price is in a range of between $44.42 and $54.29 per share. Substantially all of such debt would be incurred immediately prior to the spin-off, with the proceeds used principally to fund the telecommunications and space business of Hughes.

     Consummation of the transactions described previously is subject to various contingencies, including regulatory clearances and approval by GM common stockholders. Additional information regarding these planned transactions is included in Note 18 to the Hughes Consolidated Financial Statements. These planned transactions had no impact on 1996 financial results.

     The planned transactions described previously are intended to result in the achievement of several strategic objectives. The merger of the Hughes defense business with Raytheon would create a stronger defense electronics company which would be able to more effectively compete for new business in an industry where significant consolidation is occurring. At the same time, the integration of Delco Electronics and Delphi Automotive Systems would combine advanced electronics capability with components and systems expertise, and would be expected to result in reduced costs. Hughes Electronics would continue to hold and operate the telecommunications and space business. This would allow Hughes management to focus on this business segment and the capital infusion would allow it to take advantage of growth opportunities in this very competitive industry. The strategy of this business is to continue to expand its offerings from being primarily a supplier of hardware to becoming a provider of hardware and video, voice, and data services worldwide. This strategy requires significant current and future investment in order to maintain and enhance the segment's competitive position with respect to existing products and to take advantage of the growth opportunities presented, as well as the formation of strategic alliances to compete in the very competitive global marketplace.

RESULTS OF OPERATIONS

     REVENUES. Hughes reported record revenues of $15,917.9 million in 1996, a 7.8% increase over 1995. Revenues in 1995 were $14,807.9 million, an increase of 5.0% compared with 1994 revenues of $14,099.4 million. The increase in 1996 revenues was largely the result of continued growth in the Telecommunications and Space segment and increased revenues in the Aerospace and Defense Systems segment, partially offset by lower Automotive Electronics revenues caused in part by work stoppages at various GM production locations during the year. 1995 revenue growth was driven by the Automotive Electronics and Telecommunications and Space segments. (Pro forma segment information is presented on page IV-56).

     Telecommunications and Space. Revenues in the Telecommunications and Space segment were $4,114.9 million in 1996, a 33.1% increase over 1995, and $3,092.7 million in 1995, a 19.1% increase over 1994 revenues of $2,596.2 million. The increases in both years were primarily due to continued expansion of the DIRECTV(R) subscriber base, increased sales of commercial satellites and cellular communications equipment, and increased video distribution revenues from Galaxy(R) satellite transponders.

     Automotive Electronics. Revenues in the Automotive Electronics segment decreased 3.8% in 1996 to $5,350.8 million from $5,561.3 million in 1995. The decline was principally due to a decrease in GM vehicles produced in the United States and Canada (excluding joint ventures) primarily related to the United and Canadian Auto Workers' (UAW and CAW, respectively) strikes offset, in part, by an increase in Hughes-supplied electronic content in these vehicles from $888 per vehicle to $906 per vehicle and an increase in international and non-GM-NAO sales from $841 million in 1995 to $1,010 million in 1996. Revenues increased $339.6 million, or 6.5%, in 1995 from $5,221.7 million in 1994. 1995 revenue growth was attributed to an increase in Hughes-supplied electronic content in GM vehicles produced in North America to $888 in 1995 from $857 in 1994, and an increase in sales to international and non-GM-NAO customers to

$841 million in 1995 from $672 million in 1994. Vehicle production remained relatively unchanged between 1994 and 1995.

     Aerospace and Defense Systems. Aerospace and Defense Systems segment revenues were $6,338.4 million in 1996, a 6.6% increase from 1995 revenues of $5,945.4 million. The growth was primarily attributable to additional revenues resulting from the December 1995 acquisition of Hughes Defense Communications (formerly Magnavox Electronic Systems Company) and the build-up of newer programs including Desktop V, Wide Area Augmentation System and Land Warrior. 1995 revenues decreased $78.2 million, or 1.3%, from 1994 revenues of $6,023.6 million. The decline was principally due to lower production rates on several missile programs, partially offset by the additional revenues related to the 1995 acquisition of CAE-Link Corporation.

     Other Income. Included in revenues is other income of $173.8 million, $93.6 million, and $37.1 million for 1996, 1995, and 1994, respectively. 1996 includes the $120.3 million pre-tax gain from the sale of a 2.5% equity interest in DIRECTV to AT&T. 1995 and 1994 included pre-tax charges of $40.0 million and $35.0 million, respectively, for the estimated losses on disposition of certain non-strategic business units. Also included in 1995 was $35.9 million of revenue earned for providing services to GM.

     OPERATING PROFIT. Operating profit was $1,594.3 million in 1996, $1,667.3 million in 1995, and $1,630.4 million in 1994. Operating profit margins, as a percentage of net sales, were 10.1%, 11.3%, and 11.6% in 1996, 1995, and 1994, respectively. The decline in profitability in 1996 compared to 1995 was primarily attributable to the lower GM production volumes related to the UAW and CAW strikes and continued price reductions in the Automotive Electronics segment offset in part, by the increased profitability in the Telecommunications and Space segment. Also offsetting the 1996 decline in profitability were the reduced operating losses at Hughes-Avicom International, Inc. Operating profit improved in 1995 largely due to a continued emphasis on cost reduction efforts, most notably in the Automotive Electronics and Aerospace and Defense Systems segments, and the overall growth in revenues, partially offset by a planned increase in operating expenses associated with DIRECTV. The 1995 operating profit margin decline was attributable primarily to the DIRECTV operating expense increase which more than offset the margin improvements in the two other segments.

     Telecommunications and Space. Operating profit for 1996 was $259.8 million, a 37.3% increase from $189.2 million reported in 1995. The 1996 increase was largely a result of the revenue increases previously discussed and reduced mobile telephony satellite development costs offset, in part, by operating losses related to the start of service by the Company's DIRECTV business in Latin America. Operating profit in 1995 decreased 30.2% from 1994 operating profit of $271.0 million. The 1995 decline in operating profit was principally due to increased operating expenses associated with the expansion of DIRECTV and increased development costs on a geostationary satellite mobile telephony product line. Operating profit margins were 6.5% in 1996, 6.2% in 1995, and 10.3% in 1994. After 1996, operating profit margins in the Telecommunications and Space segment are expected to increase as DIRECTV's subscriber base grows.

     Automotive Electronics. In 1996, operating profit was $654.0 million compared with $869.0 million in 1995. The decline was mostly due to the reduced production volumes, continued price reductions resulting from competitive pricing in connection with GM's global sourcing initiative, and the impact from continued investment in international expansion. 1995 operating profit increased $74.2 million, or 9.3%, as compared to 1994 operating profit of $794.8 million. The improvement in profitability in 1995 was attributable not only to increased revenues, but also to an aggressive cost reduction program.

     As the principal supplier of automotive electronics to General Motors' North American Operations unit (GM-NAO), Hughes' sales of automotive electronics will continue to be heavily dependent on General Motors production of vehicles in North America, the level of Hughes-supplied electronic content per GM vehicle, the price of such electronics, and the competitiveness of Hughes' product offerings. In this regard, it is anticipated that competition through GM's global purchasing process will negatively impact Hughes' sales to GM-NAO and result in a decline in the portion of GM-NAO automotive electronics supplied by Hughes. The segment's strategy is to aggressively reduce costs in order to minimize the effect of continuing price reductions and to manage the loss of GM-NAO market share by offering competitive products which increase electronic functionality through a focus on safety, security, communications, and convenience. The segment will also seek to improve its systems capability and cost competitiveness both internally and by developing key design, manufacturing, and marketing alliances and other relationships with mechanical and electrical automotive component suppliers.

     The international market for automotive electronic products is also highly competitive. The segment has refined its strategy for this market to focus on profitable growth as well as increased market share, and accordingly, will seek to enhance the cost competitiveness of its international operations.

     The competitive environment described above is making it increasingly difficult to maintain the level of operating profit margins realized in this segment in the past. Beyond 1996, operating margins are expected to be lower than recent historical levels as price and volume declines associated with GM's global sourcing initiatives more than offset Hughes' ability to achieve cost reductions. In response to the increased pressure on margins and to enhance future competitiveness, management will take action to reduce the cost structure of the business. As a result of the factors described above, the operating margin is expected to decline further in 1997 to low double digits, and then show modest improvement in 1998 and 1999.

     Aerospace and Defense Systems. Operating profit was $694.7 million in 1996 compared to $688.0 million in 1995 and $663.6 million in 1994. The operating profit margin for 1996 declined to 11.0% from 11.7% in 1995 primarily due to a continued shift from production programs to engineering and development programs, and growth in information systems and services revenues. The operating profit margin for 1995 increased to 11.7% from 11.0% largely due to a provision taken in 1994 for certain air traffic control contracts, partly offset by reduced revenues in 1995. Future operating profits could be adversely impacted by further reductions in the U.S. defense budget.

     COSTS AND EXPENSES. Selling, general, and administrative expenses were $1,505.6 million in 1996, $1,234.2 million in 1995, and $1,018.3 million in
1994. The increases were principally due to the continued expansion of DIRECTV, both in the U.S. and internationally, and increased international sales activities at Delco Electronics.

     The effective income tax rate was 34.5%, 36.8%, and 34.7% in 1996, 1995, and 1994, respectively. The decrease in the effective income tax rate in 1996 was due primarily to the favorable resolution of certain tax contingencies while the effective income tax rate in 1994 was favorably impacted by the recognition of capital loss carryforward benefits.

     EARNINGS. Hughes' 1996 earnings were $1,151.2 million, or $2.88 per share of GM Class H common stock, compared with 1995 earnings of $1,107.8 million, or $2.77 per share, and 1994 earnings of $1,049.2 million, or $2.62 per share. Earnings in 1994 included the unfavorable effect of an accounting change for postemployment benefits. Excluding the accounting change, Hughes' earnings in 1994 would have been $1,079.6 million, or $2.70 per share.

     BACKLOG. The 1996 year-end backlog of $15,100 million increased from $14,929 million at the end of 1995, primarily due to record backlog in the Aerospace and Defense Systems segment. 1995 year-end backlog increased from the $13,210 million at the end of 1994, primarily due to increased satellite orders in the Telecommunications and Space segment. A portion of the backlog is subject to appropriation decisions by the U.S. Government subsequent to award. In addition, Hughes' contracts with the U.S. Government are subject to termination by the Government either for its convenience or for default by Hughes. Sales to the U.S. Government may be affected by changes in acquisition policies, budget considerations, changing concepts in national defense, spending priorities, and other factors that are outside of Hughes' control.

     SPECIAL PROVISION FOR RESTRUCTURING. In 1992, Hughes recorded a special charge of $749.4 million (after-tax), for the restructuring of Hughes' operations. The special charge comprehended a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain business lines that no longer met Hughes' strategic objectives. Restructuring costs of $92.4 million, $208.8 million, and $228.3 million were charged against the reserve during 1996, 1995, and 1994, respectively. In addition, in 1994, the restructuring reserve was increased by $35.0 million, primarily due to changes in the estimated loss on disposition of a subsidiary. The remaining liability at December 31, 1996 of $42.0 million relates primarily to reserves for excess facilities and other site consolidation costs. Approximately $40.7 million of this amount will require future cash outflows. It is expected that these costs will be expended predominantly during the next year.

     ACCOUNTING CHANGES. Effective January 1, 1996, Hughes adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options. Hughes has calculated the proforma effects of applying SFAS No. 123 and determined that such effects are not significant in relation to reported net income and earnings per share.

     Effective January 1, 1996, Hughes also adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this new accounting standard did not have a material effect on Hughes' consolidated operating results or financial position.

     Effective January 1, 1994, Hughes adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. The Statement requires accrual of the costs of benefits provided to former or inactive employees after employment, but before retirement. The unfavorable cumulative effect of adopting this Standard was $30.4 million, net of income taxes of $19.2 million, or $0.08 per share of GM Class H common stock. The charge primarily related to extended disability benefits which are accrued on a service-driven basis.

LIQUIDITY AND CAPITAL RESOURCES

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents were $1,161.3 million at December 31, 1996, an increase of $21.8 million from December 31, 1995. Operating activities generated cash of $1,199.4 million as Hughes achieved another year of record earnings. Additional cash was provided by proceeds from the sale and leaseback of satellite transponders with General Motors Acceptance Corporation, and proceeds from the sale of a minority interest in DIRECTV of $137.5 million. The increases in cash were offset by the cash used to fund capital expenditures, repay notes and loans payable and pay dividends to General Motors.

     In 1995, cash and cash equivalents decreased $362.3 million to $1,139.5 million at December 31, 1995, from $1,501.8 million at December 31, 1994. Operating activities generated cash of $986.2 million, however, cash used to fund capital expenditures, pay dividends to General Motors, and acquire new businesses more than offset the cash generated by operating activities.

     In the third quarter of 1996, Hughes reported that cash flows in 1997 and beyond were expected to be negatively impacted by a change in the credit terms between Hughes and GM-NAO for purchases of automotive electronics. With the announcement of the planned transactions in January 1997 (see Note 18 to the Hughes Consolidated Financial Statements), implementation of the change in credit terms has been deferred pending the consummation of such planned transactions.

     LIQUIDITY MEASUREMENT. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.69 at December 31, 1996, 1.58 at December 31, 1995, and 1.76 at December 31, 1994. The increase from 1995 to 1996 was principally due to the repayment of certain notes and loans payable. The decrease from 1994 to 1995 was principally due to the decrease in cash described above and increases in the notes and loans payable balance, primarily caused by a loan related to an acquisition. (See Note 13 to the Hughes Consolidated Financial Statements.)

     PROPERTY AND EQUIPMENT. Property, net of accumulated depreciation, increased $147.4 million in 1996 while telecommunications and other equipment, net of accumulated depreciation, decreased $41.6 million, primarily due to the sale and leaseback of GIIIR which more than offset additional expenditures related to the Galaxy satellite fleet.

     Expenditures for property and equipment were $652.3 million in 1996 compared with $545.7 million and $490.5 million in 1995 and 1994, respectively. Management anticipates that capital expenditures in 1997 will increase approximately $100 million over 1996 and will be financed primarily from cash provided by operating activities.

     Telecommunications and other equipment expenditures were $187.9 million in 1996 compared with $274.6 million and $255.8 million in 1995 and 1994, respectively. Management anticipates that telecommunications and other equipment expenditures in 1997 will increase significantly compared with 1996 and will be financed primarily from cash provided by operating activities.

     Telecommunications and Space. Capital expenditures, including expenditures related to telecommunications and other equipment, increased to $449.8 million in 1996 from $436.5 million in 1995 and $399.3 million in 1994. The 1996 capital expenditures increase reflects additions to the Galaxy satellite fleet and construction of the California Broadcast Center, an uplink facility that supports Hughes' DIRECTV business in Latin America. The increase in 1995 was due primarily to additions to the Galaxy satellite fleet.

     Automotive Electronics. Capital expenditures decreased to $196.0 million in 1996, compared with $264.7 million in 1995, and $166.4 million in 1994. The decrease in the 1996 capital spending reflects the impact of delays in engineering capital expenditures and the higher than normal level of expenditures in 1995. The increased capital spending in 1995 reflects expenditures for additional program requirements related to new product changes associated with the 1996 model year combined with a decrease in tooling cost recoveries.

     Aerospace and Defense Systems. Capital expenditures in the Aerospace and Defense Systems segment for 1996, 1995, and 1994 were $171.1 million, $109.8 million, and $159.5 million, respectively. The 1996 increase relates to capital expenditures to support expanding business requirements. The 1995 decrease was due to the high level of expenditures in 1994 related to the consolidation of facilities in an effort to increase the operational efficiencies of manufacturing and engineering activities.

     DEBT AND CAPITALIZED LEASES. Long-term debt and capitalized leases were $34.5 million at December 31, 1996, a decrease from $258.8 million at December 31, 1995, and $353.5 million at December 31, 1994, reflecting scheduled principal repayments and the reclassification of certain amounts to current liabilities. The ratio of long-term debt and capitalized leases to the total of such debt and pro forma stockholder's equity decreased to 0.5% in 1996 from 4.4% in 1995 and 6.6% in 1994.

     As discussed below, additional debt will be incurred in conjunction with the PanAmSat merger. It is anticipated that a portion of this debt would be repaid from cash expected to be received pursuant to the planned transactions (see Note 18 to the Hughes Consolidated Financial Statements).

     OTHER BALANCE SHEET ITEMS. In evaluating both its pension and retiree medical liabilities, Hughes recognizes the impact of changes in long-term interest rates by adjusting the discount rate used in determining the actuarial present values of the projected benefit obligations. In 1996, the weighted average discount rate for Hughes' non-automotive pension obligations increased from 7.25% to 7.5% and the weighted average discount rate for Hughes' other postretirement benefits increased from 7.25% to 7.56%.

     ACQUISITIONS AND DIVESTITURES. In December 1996, Hughes announced that it had reached an agreement to acquire the Marine Systems Division of Alliant Techsystems, Inc. for $141.0 million in cash. The Marine Systems Division is a leader in lightweight torpedo manufacturing and the design and manufacturing of underwater surveillance, sonar and mine warfare systems. The acquisition was completed in the first quarter of 1997.

     In September 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite services operations into a new publicly-held company. Hughes would contribute its Galaxy(R) satellite services business in exchange for a 71.5% interest in the new company. Current PanAmSat stockholders would receive a 28.5% interest in the new company and $1.5 billion in cash. Such cash consideration and other funds required to consummate the merger are expected to be funded by new debt financing totaling $1.725 billion. This debt financing is expected to be provided by Hughes, which currently intends to borrow such funds from General Motors.

     For accounting purposes, this transaction would be treated as a partial sale of the Galaxy business by Hughes and would result in a one-time, nonrecurring gain. The amount of this gain depends on several variables, but is expected to be between $400 and $600 million before tax. PanAmSat is a leading provider of international satellite services. The transaction, which is contingent upon receiving certain regulatory approvals, is expected to close during the second quarter of 1997.

     In March 1996, Hughes sold a 2.5% equity interest in DIRECTV(R), a wholly-owned subsidiary of Hughes, to AT&T for $137.5 million, with options to increase their ownership interest under certain conditions. The sale resulted in a $120.3 million pre-tax gain which is included in other income.

     In February 1995, Hughes completed the acquisition of CAE-Link Corporation, an established supplier of simulation, training, and technical services, primarily to the U.S. military and NASA, for $176.0 million. In December 1995, Hughes acquired Magnavox Electronic Systems Company, a leading supplier of military tactical communications, electronic warfare, and command and control systems, for $382.4 million.

     During 1995, Hughes divested several non-strategic enterprises resulting in aggregate proceeds of approximately $127.2 million and a net gain of approximately $21.9 million. Also in 1995, Hughes recorded a $40.0 million charge for the estimated loss on disposition of a business unit and completed the divestiture of Hughes LAN Systems, for which a pre-tax charge of $35.0 million was taken in 1994.

     DIVIDEND POLICY. As discussed in Note 7 to the Hughes Consolidated Financial Statements, it is GM's current policy to pay aggregate annual cash dividends on the GM Class H common stock approximately equal to 35% of the Available Separate Consolidated Net Income of Hughes for the prior year. In January 1997, the Board of Directors of GM increased the quarterly dividend on GM Class H common stock from $0.24 per share to $0.25 per share. It is anticipated that if the previously described Hughes transactions are consummated, the General Motors Board of Directors will adopt a dividend policy relating to the new Class H common stock which the Board deems to be appropriate in light of the capital needs and growth opportunities of the Hughes telecommunications and space business and generally commensurate with that of other companies in the telecommunications and space business having similar capital needs and growth opportunities.

     SECURITY RATINGS. Hughes' security ratings are tied to the security ratings of General Motors.

     In October 1996, Standard & Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P), revised its outlook on Hughes from stable to developing as a result of the uncertainty with respect to GM's investment strategy related to Hughes. S&P indicated that the developing outlook reflects the possibility that if a significant change in the relationship between GM and Hughes were to occur, the credit quality of Hughes could be either favorably or adversely affected, depending upon the nature of the transaction pursued.

     In November, 1996 and January 1997, S&P affirmed its long-term debt rating of Hughes at A-. The S&P A- credit rating is the seventh highest within the 10 investment grade ratings available from S&P for long-term debt, based on a strong capability to pay interest and repay principal, although somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories. Additionally, S&P also affirmed its A.2 rating on Hughes' commercial paper. S&P's ratings outlook for Hughes remains developing.

     In September 1996, Moody's Investors Service (Moody's) confirmed the long-term credit rating of Hughes at A.3, seventh highest within the 10 investment grade ratings available from Moody's for long-term debt. Moody's defines A.3 bonds as having "upper-medium grade" quality. Moody's rating for Hughes' commercial paper remained unchanged at P-2. The rating indicates that the issuer has a strong ability for repayment relative to other issuers.

     Following GM's and Hughes' January 1997 announcement with respect to the Hughes business segments (See Note 18 to the Hughes Consolidated Financial Statements), both S&P and Moody's reaffirmed their current ratings and outlook for Hughes' securities. Moody's, however, put Hughes' ratings on review for possible downgrade.

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

SUPPLEMENTAL DATA

     The Hughes Consolidated Financial Statements reflect the application of purchase accounting adjustments as described in Note 1 to the Hughes Consolidated Financial Statements. However, as provided in GM's Certificate of Incorporation, the earnings attributable to GM Class H common stock for purposes of determining the amount available for the payment of dividends on GM Class H common stock specifically excludes such adjustments. More specifically, amortization and disposal of these intangible assets associated with GM's purchase of Hughes Aircraft Company amounted to $122.3 million in 1996, $159.5 million in 1995 and $123.8 million in 1994. The 1995 amount included a $36.1 million charge, included in other income, for the write-off of such purchase accounting adjustments related to the disposition of certain non-strategic business units. Such amounts were excluded from the earnings available for the payment of dividends on GM Class H common stock and were charged against the earnings available for the payment of dividends on GM's $1 2/3 par value stock. Unamortized purchase accounting adjustments associated with GM's purchase of Hughes Aircraft Company were $2,723.5 million, $2,845.8 million, and $3,005.3 million at December 31, 1996, 1995, and 1994, respectively.

     In order to provide additional analytical data to the users of Hughes' financial information, supplemental data in the form of unaudited summary pro forma financial data are provided. Consistent with the basis on which earnings of Hughes available for the payment of dividends on the GM Class H common stock is determined, the pro forma data exclude purchase accounting adjustments related to General Motors' acquisition of Hughes Aircraft Company. Included in the supplemental data are certain financial ratios which provide measures of financial returns excluding the impact of purchase accounting adjustments. The pro forma data are not presented as a measure of GM's total return on its investment in Hughes.

                 HUGHES ELECTRONIC CORPORATION AND SUBSIDIARIES

                  UNAUDITED SUMMARY PRO FORMA FINANCIAL DATA*

              PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                               YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                            1996         1995         1994
                                            ----         ----         ----
                                                 (DOLLARS IN MILLIONS
                                               EXCEPT PER SHARE AMOUNTS)
Total Revenues..........................  $15,917.9    $14,807.9    $14,099.4
Total Costs and Expenses................   14,161.0     13,054.5     12,447.0
                                          ---------    ---------    ---------
Income before Income Taxes..............    1,756.9      1,753.4      1,652.4
Income taxes............................      605.7        645.6        572.8
                                          ---------    ---------    ---------
Income before cumulative effect of
  accounting change.....................    1,151.2      1,107.8      1,079.6
Cumulative effect of accounting
  change................................         --           --        (30.4)
                                          ---------    ---------    ---------
Earnings Used for Computation of
  Available Separate Consolidated Net
  Income................................  $ 1,151.2    $ 1,107.8    $ 1,049.2
                                          =========    =========    =========
Earnings Attributable to General Motors
  Class H Common Stock on a Per Share
  Basis
  Before cumulative effect of accounting
     change.............................      $2.88        $2.77        $2.70
  Cumulative effect of accounting
     change.............................         --           --        (0.08)
                                              -----        -----        -----
  Net earnings attributable to General
     Motors Class H Common Stock........      $2.88        $2.77        $2.62
                                              =====        =====        =====

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

                                               DECEMBER 31,
                                          ----------------------
                                            1996         1995
                                            ----         ----
                                          (DOLLARS IN MILLIONS)
ASSETS
Total Current Assets....................  $ 7,079.0    $ 6,810.8
Property -- Net.........................    2,886.6      2,739.2
Telecommunications and Other
  Equipment -- Net......................    1,133.5      1,175.1
Intangible Assets, Investments, and
  Other Assets -- Net...................    2,657.5      2,403.5
                                          ---------    ---------
     Total Assets.......................  $13,756.6    $13,128.6
                                          =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Total Current Liabilities...............  $ 4,199.6    $ 4,308.8
Long-Term Debt and Capitalized Leases...       34.5        258.8
Postretirement Benefits Other Than
  Pensions, Other Liabilities, and
  Deferred Credits......................    3,066.1      2,881.1
     Total Stockholder's Equity**.......    6,456.4      5,679.9
                                          ---------    ---------
     Total Liabilities and Stockholder's
      Equity**..........................  $13,756.6    $13,128.6
                                          =========    =========

-------------------------

 * The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

** General Motors' equity in its wholly-owned subsidiary, Hughes. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

                        PRO FORMA SELECTED SEGMENT DATA

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                     (DOLLARS IN MILLIONS)
TELECOMMUNICATIONS AND SPACE
Revenues....................................................    $4,114.9    $3,092.7    $2,596.2
Revenues as a percentage of Hughes Revenues.................        25.9%       20.9%       18.4%
Net Sales...................................................    $3,992.2    $3,075.8    $2,633.8
Operating Profit(1).........................................       259.8       189.2       271.0
Operating Profit Margin(2)..................................         6.5%        6.2%       10.3%
Identifiable Assets at Year-End.............................    $4,406.7    $3,820.0    $3,217.8
Depreciation and Amortization...............................       194.8       178.3       140.8
Capital Expenditures(3).....................................       449.8       436.5       399.3
AUTOMOTIVE ELECTRONICS
Revenues....................................................    $5,350.8    $5,561.3    $5,221.7
Revenues as a percentage of Hughes Revenues.................        33.6%       37.6%       37.0%
Net Sales...................................................    $5,311.3    $5,479.7    $5,170.6
Operating Profit(1).........................................       654.0       869.0       794.8
Operating Profit Margin(2)..................................        12.3%       15.9%       15.4%
Identifiable Assets at Year-End.............................    $3,394.9    $3,267.4    $3,429.8
Depreciation and Amortization...............................       195.9       151.4       142.2
Capital Expenditures........................................       196.0       264.7       166.4
AEROSPACE AND DEFENSE SYSTEMS
Revenues....................................................    $6,338.4    $5,945.4    $6,023.6
Revenues as a percentage of Hughes Revenues.................        39.8%       40.2%       42.7%
Net Sales...................................................    $6,331.5    $5,899.7    $6,007.3
Operating Profit(1).........................................       694.7       688.0       663.6
Operating Profit Margin(2)..................................        11.0%       11.7%       11.0%
Identifiable Assets at Year-End.............................    $5,296.9    $5,369.7    $4,262.4
Depreciation and Amortization...............................       157.6       132.0       158.5
Capital Expenditures........................................       171.1       109.8       159.5
CORPORATE AND OTHER
Operating Loss(1)...........................................    $  (14.2)   $  (78.9)   $  (99.0)
Identifiable Assets at Year-End.............................       658.1       671.5       935.2

-------------------------
 * The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

Certain amounts for 1995 have been reclassified to conform with 1996 classifications.

(1) Net Sales less Total Costs and Expenses other than Interest Expense.

(2) Operating Profit as a percentage of Net Sales.

(3) Includes expenditures related to telecommunications and other equipment amounting to $187.9 million, $274.6 million, and $255.8 million, respectively.

                HUGHES ELECTRONICS CORPORATION AND SUBSIDIARIES

            UNAUDITED SUMMARY PRO FORMA FINANCIAL DATA* -- CONCLUDED

                       PRO FORMA SELECTED FINANCIAL DATA

                                                     YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------
                                           1996      1995      1994      1993      1992
                                           ----      ----      ----      ----      ----
                                          (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Operating profit (loss).................  $1,594    $1,667    $1,630    $1,460    $ (194)
Income (Loss) before income taxes and
  cumulative effect of accounting
  changes...............................  $1,757    $1,753    $1,652    $1,494    $ (127)
Earnings (Loss) used for computation of
  available separate consolidated net
  income (loss)**.......................  $1,151    $1,108    $1,049    $  922    $ (922)
Average number of GM Class H dividend
  base shares (1).......................   399.9     399.9     399.9     399.9     399.9
Stockholder's equity**..................  $6,456    $5,680    $4,971    $4,199    $3,562
Dividends per share of GM Class H common
  stock.................................  $ 0.96    $ 0.92    $ 0.80    $ 0.72    $ 0.72
Working capital.........................  $2,879    $2,502    $2,696    $2,165    $1,692
Operating profit (loss) as a percent of
  net sales.............................    10.1%     11.3%     11.6%     10.9%     (1.6)%
Pre-tax income (loss) as a percent of
  net sales.............................    11.2%     11.9%     11.8%     11.1%     (1.0)%
Net income (loss) as a percent of net
  sales**...............................     7.3%      7.5%      7.5%      6.9%     (7.6)%
Return on equity**(2)...................    19.0%     20.8%     22.9%     23.7%    (21.9)%
Income (Loss) before interest and taxes
  as a percent of capitalization (3)....    27.0%     29.8%     32.9%     33.1%     (1.3)%
Pre-tax return on total assets (4)......    13.1%     14.0%     14.5%     13.6%     (1.2)%

-------------------------

 * The summary excludes purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company.

** Includes unfavorable cumulative effect of accounting changes of $30.4 million in 1994 and $872.1 million in 1992.

(1) Class H dividend base shares is used in calculating earnings attributable to GM Class H common stock on a per share basis. This is not the same as the average number of GM Class H shares outstanding, which was 98.4 million in 1996.

(2) Earnings (Loss) used for Computation of Available Separate Consolidated Net Income (Loss) divided by average stockholder's equity (General Motors' equity in its wholly-owned subsidiary, Hughes). Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

(3) Income (Loss) before interest and income taxes divided by average stockholder's equity plus average total debt.

(4) Income (Loss) before Income Taxes divided by average Total Assets.

                                    *******