Form 10-Q
period 1997-03-31
GENERAL MOTORS CORP
filed 1997-05-15
CIK 40730

L:\secdraft\version3\mar_97.doc 3

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended March 31, 1997


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

         As of March 31, 1997, there were outstanding 729,110,513 shares of the issuer's $1-2/3 par value common stock and 100,903,169 shares of Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                      Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three Months Ended
            March 31, 1997 and 1996                                      3

           Consolidated Balance Sheets as of March 31, 1997,
            December 31, 1996 and March 31, 1996                         4

           Condensed Consolidated Statements of Cash Flows for the Three
Months
            Ended March 31, 1997 and 1996                                5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   10

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            23

   Item 6. Exhibits and Reports on Form 8-K                             25

Signature                                                               25

Exhibit 11 Computation of Earnings Per Share Attributable to Common
            Stocks for the Three Months Ended March 31, 1997 and 1996   26

Exhibit 12 Computation of Ratios of Earnings to Fixed Charges for
            the Three Months Ended March 31, 1997 and 1996              28

Exhibit 99 Hughes Electronics Corporation and Subsidiaries Consolidated
            Financial Statements and Management's Discussion and
            Analysis of Financial Condition and Results of Operations   29

Exhibit 27 Financial Data Schedule (for SEC information only)

                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                           1997       1996
                                                       (Dollars in Millions
                                                      Except Per Share Amounts)

Net sales and revenues
  Manufactured products                                  $37,440     $34,658
  Financial services                                       3,197       3,179
  Other income (Note 4)                                    1,623       1,403
                                                         -------     -------
    Total net sales and revenues                          42,260      39,240
                                                          ------      ------

Costs and expenses
  Cost of sales and other operating charges,
    exclusive of items listed below                       31,030      30,130
  Selling, general, and administrative expenses            3,591       3,070
  Depreciation and amortization expenses                   3,065       2,972
  Interest expense                                         1,461       1,421
  Plant closing expense (Note 7)                              80           -
  Other deductions (Note 4)                                  248         414
                                                        --------    --------
    Total costs and expenses                              39,475      38,007
                                                          ------      ------

Income from continuing operations before income taxes      2,785       1,233
Income taxes                                                 989         433
                                                          ------     -------
Income from continuing operations                          1,796         800
Income from discontinued operations (Note 3)                   -         219
                                                       ---------     -------
    Net income                                             1,796       1,019

Dividends on preference stocks                                20          20
                                                          ------     -------
    Earnings on common stocks                             $1,776        $999
                                                           =====         ===

Earnings attributable to common stocks (Note 10)
  $1-2/3 par value from continuing operations             $1,717        $704
  Income from discontinued operations                          -          10
                                                         -------        ----
    Net earnings attributable to $1-2/3 par value         $1,717        $714
                                                           =====         ===
  Income from discontinued operations attributable to
   Class E                                                     -        $209
                                                           =====         ===
  Net earnings attributable to Class H                       $59         $76
                                                              ==          ==

Average number of shares of common stocks outstanding (in millions)
  $1-2/3 par value                                           747         755
  Class E                                                      -         463
  Class H                                                    100          97

Earnings per share attributable to common stocks (Note 10)
  $1-2/3 par value from continuing operations              $2.30       $0.93
  Income from discontinued operations                          -        0.01
                                                          ------        ----
    Net earnings attributable to $1-2/3 par value          $2.30       $0.94
                                                            ====        ====
  Income from discontinued operations attributable to
   Class E                                                 $   -       $0.45
                                                            ====        ====
  Net earnings attributable to Class H                     $0.59       $0.78
                                                            ====        ====

Cash dividends per share of common stocks
  $1-2/3 par value                                         $0.50       $0.40
  Class E                                                  $   -       $0.15
  Class H                                                  $0.25       $0.24


Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                             March 31,              March 31,
                                                1997     Dec. 31,     1996
                                            (Unaudited)    1996    (Unaudited)
                                                     (Dollars in Millions)

                                    ASSETS

  Cash and cash equivalents                   $10,061     $14,063     $7,901
  Other marketable securities                  10,168       8,199      5,419
                                               ------     -------    -------
    Total cash and marketable securities       20,229      22,262     13,320

  Finance receivables - net                    62,202      57,550     59,092
  Accounts and notes receivable
    (less allowances)                           6,976       6,557      6,663
  Inventories (less allowances) (Note 5)       12,851      11,898     12,376
  Net assets of discontinued operations             -           -      5,245
  Contracts in process (less advances and
    progress payments)                          2,661       2,507      2,709
  Deferred income taxes                        20,138      19,510     20,164
  Equipment on operating leases (less accumulated
    depreciation)                              30,127      30,112     27,771
  Property
    Real estate, plants, and equipment         69,191      69,770     68,097
    Less accumulated depreciation             (41,037)    (41,298)   (41,252)
                                               ------      ------     ------
      Net real estate, plants, and equipment   28,154      28,472     26,845
    Special tools - net                         8,850       9,032      8,294
                                              -------     -------    -------
        Total property                         37,004      37,504     35,139

  Intangible assets - net                      12,737      12,691     10,295
  Other assets - net                           21,134      21,551     19,056
                                             --------    --------   --------
      Total assets                           $226,059    $222,142   $211,830
                                              =======     =======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable (principally trade)        $14,014    $14,221    $11,515
  Notes and loans payable                      88,111     85,300     80,299
  Deferred income taxes                         4,119      3,207      3,117
  Postretirement benefits other than pensions
    (Note 6)                                   43,607     43,190     42,015
  Pensions                                      7,814      7,599      6,203
  Other liabilities and deferred credits       45,589     45,207     44,659
                                             --------   --------   --------
      Total liabilities                       203,254    198,724    187,808

Stockholders' equity
  Preference stocks                                 1          1          1
  Common stocks
    $1-2/3 par value (Note 9; issued, 729,805,298;
      756,619,625; and 756,621,525 shares)      1,216      1,261      1,261
    Class E (Note 3; issued, 487,568,555 shares
      at March 31, 1996)                            -          -         49
    Class H (Note 2; issued, 101,108,669;
      100,075,000; and 98,154,411 shares)          10         10         10
  Capital surplus (principally additional
     paid-in capital)                          17,689     19,189     19,114
  Retained earnings                             7,511      6,137      7,782
                                              -------    -------    -------
      Subtotal                                 26,427     26,598     28,217
  Minimum pension liability adjustment         (3,490)    (3,490)    (4,742)
  Accumulated foreign currency translation
    adjustments                                  (475)      (113)       118
  Net unrealized gains on investments in
    certain debt and equity securities            343        423        429
                                              -------   --------   --------
      Total stockholders' equity               22,805     23,418     24,022
                                               ------     ------     ------

      Total liabilities and stockholders'
        equity                               $226,059   $222,142   $211,830

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          1997           1996
                                                         (Dollars in Millions)


Net cash provided by operating activities               $4,097           $941
                                                         -----            ---

Cash flows from investing activities
  Expenditures for property                             (1,807)        (2,098)
  Investments in other marketable securities
    - acquisitions                                     (11,603)        (5,107)
  Investments in other marketable securities
    - liquidations                                      10,107          5,220
  Finance receivables - acquisitions                   (37,475)       (39,145)
  Finance receivables - liquidations                    26,848         33,812
  Proceeds from sales of finance receivables             5,538          5,876
  Operating leases - acquisitions                       (5,527)        (4,201)
  Operating leases - liquidations                        4,124          2,744
  Other                                                    512            359
                                                        ------         ------
Net cash used in investing activities                   (9,283)        (2,540)
                                                         -----          -----

Cash flows from financing activities
  Net increase (decrease) in loans payable               2,484         (2,343)
  Increase in long-term debt                             4,207          4,307
  Decrease in long-term debt                            (3,329)        (2,823)
  Proceeds from issuing common stocks                      206            190
  Repurchases of common stocks                          (1,761)             -
  Cash dividends paid to stockholders                     (422)          (421)
  Proceeds from the sale of minority interest
     in DIRECTV(R)                                           -            138
                                                         -----         ------
Net cash provided by (used in) financing activities      1,385           (952)
                                                         -----         ------

Effect of exchange rate changes on cash and cash
   equivalents                                            (201)           (73)
Net cash used in continuing operations                  (4,002)        (2,624)
Net cash provided by discontinued operations                 -             29
Net decrease in cash and cash equivalents               (4,002)        (2,595)
Cash and cash equivalents at beginning of the period    14,063         10,496

Cash and cash equivalents at end of the period         $10,061         $7,901
                                                        ======          =====






Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries (Hughes) (collectively referred to as General Motors or GM). In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the GM 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
   Certain amounts for 1996 were reclassified to conform with the 1997 classifications.

Note 2.  Hughes Transactions

   On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. The transactions would include the tax-free spin-off of the Hughes defense business to holders of GM's $1-2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company. The spin-off will not be proposed in a manner that would result in the recapitalization of Class H common stock into $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, GM's Class H common stock would be recapitalized into a GM tracking stock linked to the telecommunications and space business of Hughes.
   No assurance can be given that the above transactions will be completed; however, management of GM and Hughes and GM's Board of Directors expect to solicit stockholders' approval of the planned transactions in late 1997, after certain conditions are satisfied.
   In September 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite service operations into a new publicly-held company. Hughes would contribute its Galaxy satellite services business in exchange for a 71.5% interest in the new company. Current PanAmSat stockholders would receive a 28.5% interest in the new company and $1.5 billion in cash. The transaction is expected to close during the second quarter of 1997.

Note 3.  EDS Split-Off

   On June 7, 1996, GM split-off Electronic Data Systems Corporation (EDS) to former GM Class E stockholders on a tax-free basis for U.S. federal income tax purposes. The financial data related to EDS for the 1996 first quarter are classified as discontinued operations. The GM unaudited consolidated financial statements for 1997 exclude the assets, liabilities and operating results of EDS.
   EDS systems and other contracts revenues from outside customers included in income from discontinued operations totaled $2,405 million for the three month period ended March 31, 1996. Income from discontinued operations of $219 million for the three month period ended March 31, 1996 is reported net of income tax expense of $123 million.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 4.  Other Income and Other Deductions

  Other income and other deductions consisted of the following (in millions):
                                                           Three Months Ended
                                                                March 31,
                                                             1997       1996
Other income
  Nonfinancing interest                                      $466       $373
  Insurance premiums                                          255        243
  Claims and commissions                                      121        195
  Income from sales of receivables programs                   128        128
  Mortgage servicing and processing fees                      171        106
  Insurance capital and investment gains                      137         76
  Mortgage investment and other income                        130         83
  VW Settlement (1)                                            88          -
  Gain on sale of interest in DIRECTV(R)(2)                     -        120
  Equity in net earnings of associates                         23         43
  Other                                                       104         36
                                                            -----     ------
    Total other income                                     $1,623     $1,403
                                                            =====      =====

Other deductions
  Provision for financing losses                             $130       $155
  Insurance losses and loss adjustment expenses               139        143
  Other                                                       (21)       116
                                                             ----        ---
    Total other deductions                                   $248       $414
                                                              ===        ===

(1) During 1997, an agreement with Volkswagen A.G. (VW) that settled a civil lawsuit GM brought against VW resulted in a pre-tax gain of $88 million, after deducting certain legal expenses ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock).

(2) During 1996, the sale of a 2.5% interest in DIRECTV to AT&T resulted in a pre-tax gain of $120 million ($72 million after-tax or $0.07 per share of $1-2/3 par value common stock and $0.18 per share of Class H common stock).

Note 5.  Inventories

   Major classes of inventories were as follows (in millions):
                                           March 31,    Dec. 31,     March 31,
                                              1997        1996        1996

Productive material, work in process,
  and supplies                               $6,801      $6,590        $7,147
Finished product, service parts, etc.         6,050       5,308         5,229
                                            -------     -------       -------
    Total inventories (less allowances)     $12,851     $11,898       $12,376
                                             ======      ======        ======

Note 6.  Postretirement Benefits Other Than Pensions

   GM has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities," or "obligations." Notwithstanding the recording of such amounts and the use of these terms, GM does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM (other than pensions) represent legally enforceable liabilities of GM.

Note 7.  Plant Closings and Restructuring

   GM previously recorded charges to realign its North American plant capacity and to provide for a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses.
   The following table summarizes the activity in the GM plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1997 to March 31, 1997 (in millions):

Balance at January 1, 1997                                  $1,397
   1997 first quarter charges against reserves                 (44)
   Interest expense                                             16
                                                            ------
Balance at March 31, 1997                                   $1,369
                                                             =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 7.  Plant Closings and Restructuring (concluded)

   Separate from the plant closings reserve, during the first quarter of 1997 GM recorded a pre-tax plant closing charge of $80 million ($50 million after-tax or $0.07 per share of $1-2/3 par value common stock) to provide for postemployment benefit costs of $34 million, asset writedowns, including costs of disposal, of $21 million, environmental clean-up costs of $19 million, and other costs of $6 million to be incurred in connection with the decision to cease production at Delphi Interior and Lighting Systems' Trenton, N.J. plant during the 1998 calendar year.
   GM and Hughes periodically evaluate the adequacy of reserve balances and estimated future expenditures, including assumptions used and the period over which costs are expected to be incurred.

Note 8.  Contingent Matters

   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997 the U.S. Supreme Court, citing a recent decision it had rendered in a separate patent matter, remanded Hughes' suit over the Williams Patent back to the Court of Appeals along with patent cases involving other parties then pending before the U. S. Supreme Court, in order to have the Court of Appeals determine whether the results of prior proceedings in those cases are consistent with the U.S. Supreme Court's recent decision in such other matter. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration by the Court of Appeals. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.
   The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at March 31,1997. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

Note 9.  Common Stock Repurchases

   During the first quarter of 1997, GM used approximately $1.6 billion to acquire more than 27 million shares of GM $1-2/3 par value common stock under the Corporation's $2.5 billion stock repurchase program announced in January 1997. GM also used approximately $200 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans.

Note 10.  Earnings Per Share Attributable to Common Stocks

  Earnings per share attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted average number of common shares for each such class outstanding during the period, respectively. Common stock equivalents were not included in the calculation of earnings per share attributable to common stocks, as they were not material. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock or potential common stock.
SFAS No. 129 requires an entity to explain the permanent rights and privileges of outstanding securities. GM has determined that the impact of adopting these new accounting standards will require it to provide additional information in its consolidated financial statements concerning basic and diluted earnings per share. The effects of adopting these new accounting standards will not be material to GM's consolidated financial statements, when adopted in the fourth quarter of 1997, as required.

                                    - 8 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                 (Unaudited)

Note 10.  Earnings Per Share Attributable to Common Stocks (concluded)

   Net earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes and EDS (Note 3) for the period.
   Net earnings attributable to Class H common stock for the period represent the ASCNI of Hughes for the period. The ASCNI of Hughes for any quarterly period represents the separate consolidated net income of Hughes for such period, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes, calculated for such period and multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class H common stock outstanding during the quarter (100 million during the first quarter of 1997) and the denominator of which was 400 million during the first quarter of 1997. The comparable numerator and denominator for the first quarter of 1996 was 97 million and 400 million, respectively.
   During the time that EDS was an indirect wholly-owned subsidiary of the Corporation, net earnings attributable to Class E common stock for the period represented the ASCNI of EDS for such period. The ASCNI of EDS for any quarterly period represented the separate consolidated net income of EDS for such period, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS, calculated for each such quarterly period and multiplied by a fraction, the numerator of which represented the weighted average number of shares of Class E common stock outstanding during the period (463 million for the first quarter of 1996) and the denominator of which was 484 million for the first quarter of 1996.

                                 * * * * * *











































                                    - 9 -


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in the General Motors (GM) 1996 Annual Report on Form 10-K (the 1996 Form 10-K), the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1996, included as Exhibit 99 to the 1996 Form 10-K, the GMAC Annual Report on Form 10-K for the period ended December 31, 1996, the Hughes consolidated financial statements and MD&A for the period ended March 31, 1997, included as Exhibit 99 to this GM 1997 Quarterly Report on Form 10-Q for the period ended March 31, 1997, and the GMAC Quarterly Report on Form 10-Q for the period ended March 31, 1997, filed with the Securities and Exchange Commission.
   The disaggregated financial results for GM's automotive sectors (GM's North American Operations (GM-NAO), Delphi Automotive Systems (Delphi) and GM's International Operations (GMIO)) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

GM-NAO Financial Highlights
                                                  Three Months Ended
                                                       March 31,
                                                   1997        1996
                                                 (Dollars in Millions)

Net sales and revenues                           $24,859    $21,683
                                                  ------     ------

Pre-tax income (loss)                              1,127       (517)
Income taxes (benefit)                               378       (222)
Earnings of nonconsolidated affiliates                15         16
                                                    ----       ----
    Net income (loss)                               $764      $(279)
                                                     ===        ===

    Net profit (loss) margin (1)                     3.1%       (1.3)%

(1) Net profit (loss) margin represents net income (loss) as a percentage of net sales and revenues.

Vehicle Unit Deliveries of Cars and Trucks - GM-NAO
                                     Three Months Ended March 31,
                                 1997                            1996
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry     Industry  GM    Industry
                                           (Units in Thousands)
United States
  Cars                   2,026     639     31.5%       2,050     661     32.2%
  Trucks                 1,693     484     28.6%       1,643     491     29.9%
                         -----   -----                 -----  ------
    Total United States  3,719   1,123     30.2%       3,693   1,152     31.2%
Canada and Mexico          383     121     31.6%         329     103     31.3%
                        ------  ------                ------  ------
    Total North America  4,102   1,244     30.3%       4,022   1,255     31.2%
                         =====   =====                 =====   =====

Wholesale Sales - GM-NAO
  Cars                             786                           657
  Trucks                           616                           509
                                ------                        ------
    Total                        1,402                         1,166
                                 =====                         =====








                                    - 10 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO Financial Review

   GM-NAO reported net income of $764 million for the 1997 first quarter compared with a net loss of $279 million in the prior year quarter. The 1996 first quarter results included a $750 million after-tax unfavorable impact from the 17 day work stoppages at two component plants in Dayton, Ohio that temporarily shutdown 26 of 29 GM assembly plants in North America and certain automotive component plants. Excluding the effect of these work stoppages, GM-NAO's wholesale sales volume was essentially unchanged at approximately 1.4 million units while net income increased by $293 million or 62.2% in the 1997 first quarter compared with the 1996 first quarter. The improvement in 1997 first quarter net income was primarily due to the introduction of many new models into the marketplace that are less costly to produce than those they replaced, continued material cost reductions, and production efficiencies.
   Net sales and revenues for the 1997 first quarter were $24.9 billion, which represented an increase of approximately $3.2 billion or 14.6% compared with the prior year quarter. The increase in net sales and revenues resulted from a 236,000 unit increase in wholesale sales, which primarily reflected low wholesale sales volume in 1996 due to the 17 day work stoppages and the lower 1996 production necessary to balance U.S. vehicle inventories prior to the work stoppages. While sales of new models are gaining strong consumer acceptance, 1997 first quarter wholesale sales volumes were somewhat constrained by restricted availability of certain new models that are early in the launch cycle.
   Pre-tax income in the first quarter of 1997 increased by $1.6 billion compared with the prior year quarter primarily due to increased wholesale sales and lower manufacturing costs. Partially offsetting this increase were higher retail incentives of $860 per unit in the 1997 first quarter compared with $598 per unit in the prior year quarter combined with increased commercial spending to support the numerous new vehicle launches in this increasingly competitive market.
   GM vehicle deliveries in North America were 1,244,000 units, which represented a market share of 30.3% in the 1997 first quarter compared with 31.2% in the prior year quarter.
   Local union members in Oklahoma City, Oklahoma, and Pontiac, Michigan, ceased production at two assembly plants on April 4 and April 22, 1997, respectively, where new local union agreements have not been completed. GM is seeking to resolve the issues which have created the work stoppages, the timing of which is uncertain. To the extent that work stoppages disrupt the production and shipment of vehicles, the resulting deferral or decline in revenues will have a continuing impact on GM's results of operations. GM estimates that as of May 15, 1997, the current work stoppages have resulted in a loss of 54,000 units of production with the related combined cost for GM-NAO, Delphi, and the Delco Electronics unit of Hughes totaling approximately $225 million after taxes or $0.31 per share of $1-2/3 par value common stock. These estimated costs do not consider the effect of recoveries that may occur through production increases that GM is likely to pursue in future periods. The extent of such recoveries may be substantial depending on the timeliness of the resolutions of these work stoppages.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Highlights
                                                  Three Months Ended
                                                       March 31,
                                                  1997       1996
                                               (Dollars in Millions)

Net sales and revenues                          $6,664     $6,189
                                                 -----      -----

Pre-tax income                                     238        122
Income taxes                                        72         47
Earnings of nonconsolidated affiliates              14          4
                                                  ----        ---
    Net income                                    $180        $79
                                                   ===         ==

    Net profit margin (1)                         2.7%        1.3%

(1) Net profit margin represents net income as a percentage of net sales and revenues.

Delphi Financial Review

   Delphi reported net income of $180 million for the 1997 first quarter compared with $79 million in the prior year quarter. The first quarter 1997 results included a plant closing charge of $50 million after-tax or $0.07 per share of $1-2/3 par value common stock ($80 million pre-tax), related to the announcement that Delphi Interior and Lighting Systems will cease production at its Trenton, N.J. plant during the 1998 calendar year. The 1996 first quarter net income included a $120 million unfavorable after-tax impact from the 17 day work stoppages previously discussed.
   Net sales and revenues for the 1997 first quarter were $6.7 billion, which represented an increase of $475 million or 7.7% compared with the prior year quarter. Including total sales from nonconsolidated joint ventures, Delphi's 1997 first quarter sales to customers outside the GM-NAO vehicle groups increased compared to the 1996 first quarter and represented approximately 35% of total sales.
   Pre-tax income in the first quarter of 1997 increased by $116 million compared with the prior year quarter primarily due to higher production volume at GM-NAO and lower material costs. Reduced manufacturing costs, due in part to the sale of four Delphi plants in 1996, also contributed to the increase in pre-tax income and to the net profit margin more than doubling to 2.7% for the 1997 first quarter compared with 1.3% in the prior year quarter.
   On January 16, 1997, GM and Hughes announced a series of planned transactions that would include the transfer of Delco Electronics from Hughes to GM's Delphi unit. See the Hughes Transactions section on page 19 for additional information.
   Currently, Delphi is the principal supplier of automotive components and systems to GM-NAO. Delphi's sales of automotive components and systems today is highly dependent on GM production of vehicles in North America, the level of Delphi-supplied content per GM-NAO vehicle, the price of such automotive components and systems, and the competitiveness of Delphi's product offerings. Delphi's strategy is to minimize its dependence on GM-NAO sales by growing its automotive component and systems sales globally and by expanding its non-GM-NAO sales base in North America. The global automotive component and systems market is also highly competitive which has led Delphi to refine its strategy to focus on profitable growth, as well as increased market share through technology leadership, quality, cost control and responsiveness.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO Financial Highlights

                                                       Three Months Ended
                                                           March 31,
                                                       1997        1996
                                                     (Dollars in Millions)

Net sales and revenues                               $8,283      $8,997
                                                      -----       -----

Pre-tax income                                          476         577
Income taxes                                            164         170
Earnings of nonconsolidated affiliates                    5          25
                                                      -----       -----
Net income
  GM Europe                                             149         285
  Other International                                   168         147
                                                        ---         ---
    Total net income                                   $317        $432
                                                        ===         ===

    Net profit margin (1)                               3.8%        4.8%

(1) Net profit margin represents total net income as a percentage of net sales and revenues.

Vehicle Unit Deliveries of Cars and Trucks - GMIO

                                       Three Months Ended March 31,
                                    1997                         1996
                                          GM as                         GM as
                                          a % of                        a % of
                        Industry  GM     Industry      Industry  GM   Industry
                                          (Units in Thousands)

International
Europe                   4,496    466     10.4%        4,497    489      10.9%
Latin America, Africa,
  and the Middle East    1,013    162     16.0%          932    160      17.1%
Asia and Pacific         3,826             4.2%        3,599    158       4.4%
                         -----    ---                  -----    ---
    Total International  9,335    788      8.4%        9,028    807       8.9%
                         =====    ===                  =====    ===

Wholesale Sales - GMIO
  Cars                            554                           588
  Trucks                          229                           204
                                  ---                           ---
    Total                         783                           792
                                  ===                           ===

GMIO Financial Review

   GMIO's 1997 first quarter net income was $317 million or 3.8% of net sales and revenues compared with $432 million or 4.8% of net sales and revenues in the prior year quarter. The decrease in 1997 first quarter net income was primarily due to lower net income for GM Europe (GME).
   Net sales and revenues for the 1997 first quarter decreased by 7.9% to $8.3 billion compared with $9 billion in the prior year quarter, while pre-tax income was $476 million in the first quarter of 1997 compared with $577 million in the prior year quarter. The decreases in net sales and revenues and pre-tax income were primarily due to lower wholesale sales volumes in the intensely competitive European market, partially offset by higher wholesale sales in Latin America.
   Net income for GME totaled $149 million in the 1997 first quarter, including a $55 million after-tax gain related to a settlement agreement with Volkswagen A.G.(VW), compared with $285 million in the prior year quarter. The lower 1997 first quarter net income was due to lower net sales and revenues and higher sales incentives across Europe. Lower earnings from nonconsolidated affiliates also contributed to the decrease in 1997 first quarter net income, which included increased engineering and commercial expenses at Saab related to the launch of the all-new 9-5 models in Europe later in 1997.
   Net income from the remainder of GMIO's operations, which include the Latin American and Asia and Pacific Operations, totaled $168 million in the first quarter of 1997 compared with $147 million in the prior year quarter. The increased 1997 first quarter net income resulted from higher wholesale sales volumes in Latin America.
   During the first quarter of 1997, GM and Shanghai Automotive Industry Corp. signed joint venture contracts to manufacture 100,000 Buicks annually in China. GM also announced plans to construct a third assembly facility in Brazil to capitalize on volume growth in Latin American markets.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


General Motors Acceptance Corporation (GMAC) Financial Highlights

                                                     Three Months Ended
                                                          March 31,

                                                     1997         1996
                                                   (Dollars in Millions)
Financing revenue
  Retail and lease financing                         $940        $958
  Operating leases                                  1,801       1,738
  Wholesale and term loans                            434         483
                                                   ------       -----
    Total financing revenue                         3,175       3,179
Interest and discount                               1,266       1,239
Depreciation on operating leases                    1,158       1,151
                                                    -----       -----
    Net financing revenue                             751         789
Other income and insurance premiums earned            932         744
                                                   ------      ------
    Net financing revenue and other                 1,683       1,533
Expenses                                            1,052       1,026
                                                    -----       -----
Pre-tax income                                        631         507
Income taxes                                          259         198
                                                      ---         ---
    Net income                                       $372        $309
                                                      ===         ===

Net income from financing operations (1)             $294        $272
Net income from insurance operations                   78          37
                                                     ----        ----
    Net income                                       $372        $309
                                                      ===         ===

Average earning assets                            $97,753     $92,367
Return on average equity (2)                         17.8%       14.8%

(1)  Includes GMAC Mortgage Group, Inc. (GMACMG).

(2) Return on average equity represents net income as a percentage of average stockholder's equity outstanding for each month in the period.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's consolidated first quarter net income for 1997 totaled $372 million, a 20% increase over the first quarter of 1996. Higher earnings from mortgage operations and continued strong net interest margins in the U.S. and Canada were the major contributors to the 8% increase in net income from financing operations over comparable 1996 results.
   Net income from insurance operations totaled $78 million in the first quarter of 1997 compared with $37 million for the first quarter of 1996. The 110% improvement over last year was predominantly attributable to a significant increase in realized capital gains. Earnings from insurance operations also benefited from improved underwriting results from multiple product lines.
   During the three months ended March 31, 1997, GMAC financed 32.1% of new GM vehicle retail deliveries in the U.S., up from 30.9% during the same period last year. Retail financing rate incentives sponsored by GM were the primary contributors to the higher penetration of retail financing over the prior year period.
   In the United States, wholesale inventory financing was provided on 841,000 and 720,000 new GM vehicles, representing 67.9% and 69.5% of GM sales to dealers during the first quarter of 1997 and 1996, respectively. During the first quarter of 1996, U.S. wholesale unit financing was reduced by a temporary interruption of GM North American vehicle production during the latter half of March 1996, which resulted from parts shortages caused by the 17 day work stoppages previously discussed. The decline in U.S. wholesale financing market share reflects the continued competitive pressures in this market segment.
   Total financing revenue for the first quarter of 1997 totaled $3.2 billion, a slight decline of $4 million compared with the first quarter of 1996. Lower revenues for retail and wholesale financing were substantially offset by higher income from operating leases in the U.S. and Canada. Other income and insurance premiums earned totaled $932 million and $744 million for the quarters ended March 31, 1997 and 1996, respectively. The 25% improvement was predominantly attributable to higher revenues from mortgage operations and an increase in realized capital gains from insurance operations.
   GMAC's worldwide cost of borrowing for the first quarter of 1997 averaged 6.27%, a decrease of 47 basis points from the first quarter of 1996. Total borrowing costs for U.S. operations averaged 6.31% for the first quarter of 1997 compared with 6.64% for the same period in 1996. The improvements over the first quarter of 1996 were attributable to a greater proportion of floating rate debt during 1997. As a result of the lower borrowing costs substantially offsetting the effect of a 10% increase in average borrowings, interest and discount expense approximated $1.3 billion for the first quarter of 1997, only 2% higher than the first quarter of 1996.
   Expenses for the first quarter of 1997 approximated $1.1 billion, a 3% increase over the first quarter of 1996. The higher costs were primarily attributable to increased business activities associated with growth of the mortgage operations, which were partially offset by favorable reductions in the provision for financing losses and insurance losses and loss adjustment expenses.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Hughes Financial Highlights

                                                         Three Months Ended
                                                            March 31,
                                                         1997        1996
                                                        (Dollars in Millions
                                                      Except Per Share Amounts)
Net sales
  Outside customers                                     $2,766     $2,439
  GM and affiliates                                      1,363      1,175
                                                         -----      -----
    Total net sales                                      4,129      3,614
Other income-net                                            24        123
                                                        ------     ------
    Total revenues                                       4,153      3,737
                                                         -----      -----
Pre-tax income                                             315        472
Income taxes                                               110        191
                                                           ---        ---
    Net income                                            $205       $281
                                                           ===        ===
    Earnings Used for Computation of Available Separate
      Consolidated Net Income (1)                         $235       $312

Net earnings attributable to Class H common stock on a
   per share basis                                       $0.59      $0.78
Cash dividends per share of Class H common stock         $0.25      $0.24

(1) Excludes amortization of GM purchase accounting adjustments of $31 million for the first quarters of 1997 and 1996 related to GM's acquisition of Hughes Aircraft Company.

Segment Highlights
                                                        Three Months Ended
                                                              March 31,
                                                          1997       1996
                                                        (Dollars in Millions)

Telecommunications and Space
  Revenues                                               $1,023       $936
  Net sales                                              $1,019       $821
  Operating profit (1)                                       $7        $75
  Operating profit margin (2)                               0.7%       9.1%

Automotive Electronics
  Revenues                                               $1,447     $1,272
  Net sales                                              $1,434     $1,260
  Operating profit (1)                                     $146       $159
  Operating profit margin (2)                              10.2%      12.6%

Aerospace and Defense Systems
  Revenues                                               $1,647     $1,512
  Net sales                                              $1,645     $1,502
  Operating profit (1)                                     $173       $158
  Operating profit margin (2)                              10.5%      10.5%

(1) Operating profit represents net sales less total costs and expenses
   other  than  interest  expense  and   amortization  of  purchase   accounting
   adjustments related to GM's acquisition of Hughes Aircraft Company.

(2) Operating profit margin represents operating profit as a percentage of net sales.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Hughes Electronics reported net income of $205 million for the first quarter of 1997 compared with $281 million for the first quarter of 1996. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' Earnings Used for Computation of Available Separate Consolidated Net Income was $235 million for the first quarter of 1997 compared with $312 million for the same period in 1996. Excluding the 1996 first quarter $72 million after-tax gain ($0.18 per share) from the sale of a 2.5% equity interest in DIRECTV(R) to AT&T, earnings for the first quarter of 1997 decreased 2.0% from the $240 million reported in the same period in 1996, or $0.01 per share from $0.60 per share. The decline was principally due to lower operating profit in the Telecommunications and Space and Automotive Electronics segments, offset in part by the favorable impact of a lower effective tax rate in the quarter.
   First quarter revenues increased 11.1% between 1996 and 1997, due to revenue increases in each of Hughes' three business segments. The 25.4% increase in revenues in the Telecommunications and Space segment, excluding the $120 million pre-tax gain recognized from the sale of 2.5% of DIRECTV to AT&T, was due to continued expansion of the DIRECTV subscriber base in the United States and Latin and South America, and increased sales of commercial and government satellites which more than offset the impact from lower Galaxy transponder sales. The 13.8% increase in revenues for the Automotive Electronics segment was principally due to a 20.5% increase in GM vehicles produced in the United States and Canada (excluding joint ventures) and a 12.2% increase in international and non-GM sales, partially offset by a 5.9% decline in Delco-supplied electronic content. Last year's first quarter performance was negatively impacted by the 17 day work stoppages previously discussed. The 8.9% increase in revenues from the Aerospace and Defense Systems segment was principally due to additional revenues resulting from the build-up of newer programs, particularly information systems and services programs such as Desktop V, Wide Area Augmentation System, and Hughes Air Warfare Center.
   Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, declined 15.7% between the first quarter of 1996 and the first quarter of 1997. The operating profit margin on the same basis was 7.9% for the first quarter of 1997 compared with 10.7% for the same period in 1996. The decreases were primarily a result of lower Galaxy transponder sales, start-up operating losses from the Company's Latin and South American DIRECTV subsidiary, Galaxy Latin America, increased expenses resulting from the change in the amortization period for certain DIRECTV subscriber acquisition costs, and price reductions in the Automotive Electronics segment resulting from competitive pricing in connection with GM's global sourcing initiative.
   On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. See the Hughes Transactions section on page 19 for additional information regarding the planned transactions.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   To facilitate analysis, the following sections present the financial statements for the Corporation's manufacturing, wholesale marketing, defense, and electronics operations with the financing and insurance operations (primarily GMAC) reflected on an equity basis. This is the same basis and format used in years prior to the Corporation's adoption of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries.

Consolidated Statements of Income With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                          Three Months Ended
                                                             March 31,
                                                        1997         1996
                                                       (Dollars in Millions)

Net sales and revenues                                 $37,457    $34,672
                                                        ------     ------

Costs and expenses
  Cost of sales and other operating charges, exclusive
    of items listed below                               31,024     30,123
  Selling, general, and administrative expenses          2,884      2,448
  Depreciation and amortization expenses                 1,879      1,788
  Plant closing expense                                     80          -
                                                      -------- ----------
    Total costs and expenses                            35,867     34,359
                                                        ------     ------

Operating income                                         1,590        313

Other income less income deductions                        758        567
Interest expense                                           219        196
                                                         -----     ------
Income from continuing operations before income t        2,129        684
Income taxes                                               730        235
                                                        ------     ------
Income from continuing operations before earnings of
  nonconsolidated affiliates                             1,399        449
Earnings of nonconsolidated affiliates                     397        351
                                                        ------     ------
Income from continuing operations                        1,796        800
Income from discontinued operations                          -        219
                                                      --------     ------
    Net income                                          $1,796     $1,019
                                                         =====      =====

    Net profit margin (1)                                  4.8%       2.3%

(1) Net profit margin represents income from continuing operations as a percentage of net sales and revenues.

Results of Operations With Financing and Insurance Operations on an Equity
Basis

   In the first quarter of 1997, GM's income from continuing operations totaled $1.8 billion or $2.30 per share of $1-2/3 par value common stock, which represented an increase of $1 billion compared with $800 million or $0.93 per share of $1-2/3 par value common stock in the first quarter of 1996. GM's 1996 first quarter income from continuing operations included a $900 million
after-tax   unfavorable  impact  from  the  17  day  work  stoppages  previously discussed.
   Highlights of first quarter financial performance by GM's major business sectors were as follows (in millions):
                                                           Three Months Ended
                                                               March 31,
                                                           1997        1996
  GM-NAO                                                   $764       $(279)
  Delphi                                                    180          79
  GMIO                                                      317         432
  GMAC                                                      372         309
  Hughes                                                    235         312
  Other                                                     (72)        (53)
     Income from continuing operations                   $1,796        $800
                                                          =====         ===

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Results of Operations With Financing and Insurance Operations on an Equity Basis (concluded)

   Reference should be made to the GM-NAO, Delphi, GMIO, GMAC, and Hughes Financial Reviews that are presented on pages 10 through 17 and incorporated by reference to supplement the information presented herein.
   First quarter 1997 net sales and revenues were $37.5 billion, which represented an increase of $2.8 billion compared with the prior year quarter. The increase in net sales and revenues was primarily due to higher wholesale sales in North America and Latin America, and the continued growth of Delphi and the three Hughes business segments.
   The gross margin percentage for the 1997 first quarter was 17.2% compared with 13.1% in the prior year quarter. The 4.1% improvement in the gross margin resulted from increased wholesale sales and favorable product mix, production of more cost efficient new models, lower material costs, and manufacturing and engineering efficiencies.
   Selling, general, and administrative expenses increased to $2.9 billion in the first quarter of 1997 compared with $2.4 billion in the prior year quarter primarily due to higher consumer influence spending associated with the launches of new vehicles and continued efforts to grow the business in all of GM's business sectors. Depreciation and amortization expenses increased in connection with expenditures for production and quality improvements worldwide.
   The first quarter 1997 results included a pre-tax plant closing charge of $80 million related to the announcement that Delphi Interior and Lighting Systems will cease production at its Trenton, N.J. plant during the 1998 calendar year. Additional information regarding the 1997 plant closing charge is contained in
Note 7 to the unaudited GM consolidated financial statements.
   Other income less income deductions amounted to $758 million for the 1997 first quarter compared with $567 million in the prior year quarter. The increase of $191 million was primarily due to favorable settlements of legal claims and higher interest income during the 1997 first quarter. The 1997 first quarter included a $88 million pre-tax gain, after deducting certain legal expenses, that resulted from an agreement with VW settling a civil lawsuit which GM brought against VW. The 1996 first quarter amount included a $120 million pre-tax gain associated with the sale of a 2.5% equity interest in DIRECTV to AT&T.
   GM completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996, and accordingly, the 1996 first quarter financial results of EDS have been reported as discontinued operations. GM's 1996 first quarter net income, which included income from discontinued operations of $219 million, totaled $1 billion or $0.94 per share of $1-2/3 par value common stock.

Hughes Transactions

   On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. The transactions would include the tax-free spin-off of the Hughes defense business to holders of GM's $1-2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company. The spin-off will not be proposed in a manner that would result in the recapitalization of Class H common stock into $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, GM's Class H common stock would be recapitalized into a GM tracking stock linked to the telecommunications and space business of Hughes.
   No assurance can be given that the above transactions will be completed; however, management of GM and Hughes and GM's Board of Directors expect to solicit stockholders' approval of the planned transactions in late 1997, after certain conditions are satisfied.
   In September 1996, Hughes and PanAmSat Corporation entered into an agreement to merge their respective satellite service operations into a new publicly-held company. Hughes would contribute its Galaxy satellite services business in exchange for a 71.5% interest in the new company. Current PanAmSat stockholders would receive a 28.5% interest in the new company and $1.5 billion in cash. The transaction is expected to close during the second quarter of 1997.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


 Consolidated Balance Sheets With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                           March 31,       Dec. 31,   March 31,
                                              1997           1996       1996
                                                  (Dollars in Millions)

                        ASSETS

Cash and cash equivalents                  $9,395       $13,320        $6,539
Other marketable securities                 5,233         3,642         1,100
                                          -------       -------         -----
  Total cash and marketable securities     14,628        16,962         7,639
Accounts and notes receivable (less allowances)
  Trade                                     5,507         4,909         5,290
  Nonconsolidated affiliates                1,844           927         2,077
Inventories (less allowances)              12,851        11,898        12,376
Net assets of discontinued operations           -             -         5,245
Contracts in process - net                  2,661         2,507         2,709
Net equipment on operating leases           4,187         3,918         3,909
Deferred income taxes and other             3,483         3,141         5,481
                                          -------       -------        ------
    Total current assets                   45,161        44,262        44,726
Equity in net assets of nonconsolidated
  affiliates                                9,696         9,855         9,669
Deferred income taxes                      20,354        20,075        17,737
Other investments and miscellaneous assets 11,594        11,391        11,844
Property - net                             36,634        37,156        35,005
Intangible assets - net                    12,573        12,523        10,129
                                         --------      --------      --------
    Total assets                         $136,012      $135,262      $129,110
                                          =======       =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $11,379       $11,527        $9,123
Loans payable                               1,306         1,214         1,779
Accrued liabilities and customer deposits  30,168        29,822        27,569
                                           ------        ------        ------
    Total current liabilities              42,853        42,563        38,471
Long-term debt                              5,316         5,192         4,510
Capitalized leases                            191           198           163
Postretirement benefits other than pensions40,988        40,578        39,410
Pensions                                    6,183         5,966         5,102
Other liabilities and deferred income taxes15,956        15,742        15,829
Deferred credits                            1,720         1,605         1,603
                                        ---------     ---------     ---------
    Total liabilities                     113,207       111,844       105,088
                                          -------       -------       -------
Stockholders' equity                       22,805        23,418        24,022
                                         --------      --------      --------
    Total liabilities and stockholders'
       equity                            $136,012      $135,262      $129,110
                                          =======       =======       =======

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis

   GM's cash and marketable securities totaled $14.6 billion at March 31, 1997, compared with $17 billion at December 31, 1996 and $7.6 billion at March 31, 1996. The decrease in cash and marketable securities from December 31, 1996 was primarily due to approximately $1.6 billion of cash used to acquire over 27 million shares of $1-2/3 par value common stock under the stock repurchase program announced in January 1997. The increase in accounts and notes receivable from December 31, 1996 primarily reflected low receivable balances at the 1996 year end due to the seasonal nature of the business.
   During the first quarter of 1997, loans payable and long-term debt increased by $216 million to $6.6 billion at March 31, 1997 from a balance of $6.4 billion at December 31, 1996. The increase was primarily due to increased funding for Hughes and other worldwide growth initiatives. Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases was $7.8 billion at March 31, 1997, compared with $10.4 billion at December 31, 1996 and $1.2 billion at March 31, 1996.
   Book value per share of $1-2/3 par value common stock increased to $28.10 at March 31, 1997, from $27.95 at December 31, 1996. Book value per share of Class H common stock increased to $14.05 at March 31, 1997, from $13.97 at December 31, 1996.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources for GMAC

   At March 31, 1997, GMAC owned assets and serviced automotive receivables totaling $109.4 billion, which was $1.3 billion and $5.0 billion higher than at December 31 and March 31, 1996, respectively. Earning assets totaled $99.5 billion at March 31, 1997 compared with $95.7 billion and $91.7 billion at December 31 and March 31, 1996, respectively. The increase since year-end 1996 was primarily attributable to higher outstanding balances for wholesale receivables. The greater asset levels over March 31, 1996 resulted principally from increased wholesale finance receivables, operating lease assets and real estate mortgages.
   As of March 31, 1997, GMAC's total borrowings were $81.3 billion, compared with $78.7 billion and $74.0 billion at December 31 and March 31, 1996, respectively. The increased debt levels were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at March 31, 1997 was 9.9:1 compared with 9.5:1 at December 31, 1996 and 8.9:1 at March 31, 1996.
   GMAC maintains and has access to substantial bank credit facilities which totaled $40.0 billion at March 31, 1997, compared with $40.7 billion at year-end 1996 and $40.4 billion at March 31, 1996. The unused portion of these credit facilities totaled $31.3 billion at March 31, 1997, compared with $30.6 billion and $31.6 billion at December 31 and March 31, 1996, respectively.

Condensed Consolidated Statements of Cash Flows With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                           1997        1996
                                                       (Dollars in Millions)

Net cash provided by (used in) operating activities       $1,808      $(998)
                                                           -----       ----

Cash flows from investing activities
  Expenditures for property                               (1,724)    (2,054)
  Investments in other marketable securities
    - acquisitions                                        (6,199)    (2,219)
  Investments in other marketable securities
    - liquidations                                         4,608      2,313
  Operating leases - acquisitions                         (1,352)    (1,002)
  Operating leases - liquidations                          1,001      1,500
  Other                                                     (104)       106
                                                          ------     ------
Net cash used in investing activities                     (3,770)    (1,356)
                                                           -----     ------

Cash flows from financing activities
  Net increase (decrease) in loans payable                    93       (407)
  Increase in long-term debt                                 154        962
  Decrease in long-term debt                                 (30)      (570)
  Proceeds from issuing common stocks                        206        190
  Proceeds from sale of minority interest in DIRECTV           -        138
  Repurchases of common stocks                            (1,761)         -
  Cash dividends paid to stockholders                       (422)      (421)
                                                          ------        ---
Net cash used in financing activities                     (1,760)      (108)
                                                           -----       ----

Effect of exchange rate changes on cash and cash
   equivalents                                              (203)       (75)
Net cash used in continuing operations                    (3,925)    (2,537)
Net cash provided by discontinued operations                   -         29
Net decrease in cash and cash equivalents                 (3,925)    (2,508)
Cash and cash equivalents at beginning of the period      13,320      9,047
Cash and cash equivalents at end of the period            $9,395     $6,539

Cash Flows With Financing and Insurance Operations on an Equity Basis

   Net cash provided by operating activities was $1.8 billion for the 1997 first quarter compared with net cash used in operating activities of $1 billion in the prior year quarter. The increase of $2.8 billion in cash provided by operating activities was primarily the result of higher net income, an increase in cash from changes in other operating assets and liabilities, and lower pension contributions in the 1997 first quarter compared with the 1996 first quarter.
   Net cash used in investing activities amounted to $3.8 billion in the 1997 first quarter compared with $1.4 billion in the prior year quarter. The increase in net cash used in investing activities during the 1997 first quarter was primarily attributable to a $1.7 billion net increase in investments in marketable securities combined with a $849 million net increase in cash used for operating leases.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash Flows With Financing and Insurance Operations on an Equity Basis
(concluded)

   Net cash used in financing activities totaled $1.8 billion for the first quarter of 1997 compared with $108 million for the prior year quarter. The increase was primarily due to approximately $1.6 billion of cash used to acquire over 27 million shares of $1-2/3 par value common stock under the stock repurchase program. A first quarter cash dividend on $1-2/3 par value common stock of $0.50 per share was paid on March 10, 1997. On May 5, 1997, the Board of Directors declared a cash dividend on $1-2/3 par value common stock of $0.50 per share for the second quarter of 1997 payable June 10, 1997. This dividend declaration raises cash dividends in the first six months of 1997 to $1.00 per share compared with $0.80 per share in the same 1996 period.
   A first quarter cash dividend on Class H common stock of $0.25 per share was paid on March 10, 1997. On May 5, 1997, the GM Board of Directors also declared a cash dividend of $0.25 per share on Class H common stock payable June 10, 1997. This continues the level established in the first quarter of 1997 and raises cash dividends in the first six months of 1997 to $0.50 per share compared with $0.48 per share in the same 1996 period.

Cash Flows for GMAC

   Cash provided by operating activities totaled $2.9 billion and $1.9 billion during the three months ended March 31, 1997 and 1996, respectively. The increase in cash generated by operating activities was predominantly attributable to higher amounts due to GM for vehicle shipments to dealers under GMAC wholesale finance agreements. Cash used for investing activities during the first quarter of 1997 totaled $5.8 billion, a $4.9 billion increase over the same period in 1996, as a result of lower liquidations of finance receivables. During the latter half of March 1996, vehicle production was temporarily suspended due to the work stoppages previously discussed, which resulted in the lower amount due to GM at March 31, 1996 as well as the reduced wholesale acquisitions during the first quarter of 1996.
   Cash provided by financing activities during the three months ended March 31, 1997 totaled $2.8 billion, compared with $1.1 billion used in financing activities during the quarter ended March 31, 1996. Net changes in debt during the respective quarters were the predominant contributors to the $3.9 billion increase over last year.

Pensions

   Under SFAS No. 87, Employers' Accounting for Pensions, changes in interest rates on long-term, high quality corporate bonds, the actual return on pension investments and various other factors would affect the unfunded pension obligation, minimum pension liability adjustment to stockholders' equity, and 1998 pension expense. General Motors' unfunded pension obligation, minimum pension liability adjustment to stockholders' equity, and 1998 pension expense could be unfavorably impacted should lower than expected asset returns continue through the remainder of the year. Conversely, year-to-year changes in the rate of interest on long term, high quality corporate bonds would necessitate a change in the discount rate used to calculate the actuarial present value of pension plan obligations under SFAS No. 87. General Motors' unfunded pension obligation, minimum pension liability adjustment to stockholders' equity, and 1998 pension expense could be favorably impacted should the 1997 year-end interest rates stabilize at the March 31, 1997 levels.

Security Ratings

   On April 24, 1997, Standard and Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P), affirmed its security ratings of GM, GMAC, and various overseas affiliates of GMAC. S&P also revised the ratings outlook from stable to positive based on GM's generation of very strong overall earnings and cash flows over the past three years, which S&P indicated reflects the effectiveness of restructuring measures at GM's North American automotive operations.
   In addition, S&P affirmed its security ratings of Hughes and indicated that the security ratings outlook for Hughes remains developing.

Employment and Payrolls
                                                         1997   1996
Worldwide Employment at March 31, (in thousands)
  GM-NAO                                                 242     252
  Delphi                                                 178     178
  GMIO                                                   112     109
  GMAC                                                    18      17
  Hughes                                                  88      83
  Other                                                   10      11
                                                        ----    ----
    Employees associated with continuing operations      648     650
                                                         ===     ===

Worldwide payrolls - continuing operations (in billions $7.7    $7.5
                                    - 22-

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

New Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock or potential common stock. SFAS No. 129 requires an entity to explain the permanent rights and privileges of outstanding securities. GM has determined that the impact of adopting these new accounting standards will require GM to provide additional information in its consolidated financial statements concerning basic and diluted earnings per share. The effects of adopting these new accounting standards will not be material to GM's consolidated financial statements, when adopted in the fourth quarter of 1997, as required.

                                 * * * * * *

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 1997 or subsequent thereto, but before the filing of this report are summarized below.

Other Matters

   With respect to the previously reported matter in which a jury in California State Court awarded two former Hughes employees, Lane and Villalpando, a total of $89.5 million in damages against Hughes based principally on allegations of racial discrimination and retaliation, which award, as also previously reported, had been reduced by the Court of Appeal to $17.33 million, the California Supreme Court on March 19, 1997 granted Hughes' request for a review of the $17.33 million judgment, and ordered the Court of Appeal to vacate its decision and reconsider the case. On March 27, 1997 the Court of Appeal issued such an order. The parties have filed briefs with the Court of Appeal and Hughes has requested oral argument.

                                     ***

   As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the Court of Appeals for the Federal Circuit for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997 the U.S. Supreme Court, citing a recent decision it had rendered in a separate patent matter, remanded Hughes' suit over the Williams Patent back to the Court of Appeals along with patent cases involving other parties then pending before the U. S. Supreme Court, in order to have the Court of Appeals determine whether the results of prior proceedings in those cases are consistent with the U.S. Supreme Court's recent decision in such other matter. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration by the Court of Appeals. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of General Motors attributable to Class H common stock.

                                     ***

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Three class actions have recently been filed against General Motors, as well as a number of other vehicle manufacturers and dealers, claiming that the front seat air bags installed in 1993 to 1997 model vehicles are defective:
Eloisa Rodriguez, et al. v. General Motors Corporation, Ford Motor Company, Chrysler Corporation, Volvo of North America, Inc., Armadillo Motor Company, Inc. and Wickstrom Chevrolet Co., Inc., filed on April 11, 1997, in the District Court of Maverick County, Texas; Ellen Smith, et al. v. General
Motors   Corporation,   Ford  Motor Corporation,  Chrysler Corporation,
Sylacauga Auto Plex, et al., filed on April 25, 1997, in Circuit Court of Coosa County, Alabama; and Frederick Lewis, et al. v. Volvo of North America,
Inc., General Motors Corporation, Ford Motor Corporation, Chrysler Motors Corporation, and Spinato Chrysler Plymouth, Inc. dba Bergeron Volvo filed in Civil District Court for the Parish of Orleans, Louisiana. In essence, the complaints allege the air bags are defective because, when deployed, they are likely to injure small-statured adults and children. The Texas and Louisiana matters purport to be statewide classes, while the Alabama matter purports to be a nationwide class. Before the complaint was served on GM, the Alabama state court entered an order conditionally certifying a nationwide class but made no determination that plaintiffs have met the requirements for maintaining the case as a class action. GM has the right to challenge the order and will oppose the class action status of the case. The complaints generally seek compensatory damages and the cost of repair or replacement of the allegedly defective air bags. Two of the matters, Louisiana and Texas, have been removed to federal court and GM intends to seek removal of the other case. GM intends to vigorously defend these actions.

                                     ***

   There are currently 11 purported class actions alleging that certain antilock braking systems on 1989 to 1996 light-duty GM trucks are defective. The cases, which were filed in various federal courts in nine states, have been transferred to and consolidated before the United States District Court for the Eastern District of Missouri in St. Louis, Missouri, for coordinated pretrial discovery as In Re General Motors Anti-Lock Brake Products Liability Litigation USDC, Eastern District of Missouri, Eastern Division. No determination has been made that the cases may be maintained as class actions. GM intends to vigorously defend these actions.

                                     ***

   As previously reported, in connection with the matter of Jacobson, et al v. Hughes Aircraft Co., et al, plaintiffs in that action had sought to have the U.S. Court of Appeals for the 9th Circuit enjoin Hughes and the Hughes Non-Bargaining Retirement Plan from transferring assets, control or administration of the Plan to any other employers or from terminating or amending the Plan. The injunction was designed to maintain the status quo of plan assets pending disposition of the proceedings in the suit and in doing so, could have prevented or delayed the planned spin-off of Hughes Aircraft Company and its subsequent merger with Raytheon. On March 14, 1997, the court denied plaintiffs request for an injunction.

                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.

   11             Computation of Earnings Per Share Attributable
                    to Common Stocks for the Three Months Ended
                    March 31,1997 and 1996                             26

   12             Computation of Ratios of Earnings to Fixed Charges
                    for the Three Months Ended March 31, 1997
                    and 1996                                           28

   99             Hughes Electronics Corporation and Subsidiaries
                   Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                               29

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

   Three reports on Form 8-K, dated January 16, 1997, January 27, 1997, and March 12, 1997, were filed during the quarter ended March 31, 1997 reporting matters under Item 5, Other Events, and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

                                 * * * * * *


                                  SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       GENERAL MOTORS CORPORATION
                                               (Registrant)



                                       By
Date May 15, 1997                      /s/Peter R. Bible
-----------------                      --------------------------------------
                                       (Peter R. Bible,
                                        Chief Accounting Officer)