Form 10-Q
period 1997-06-30
GENERAL MOTORS CORP
filed 1997-08-14
CIK 40730

L:\secdraft\version4\jun-97.doc 13

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended June 30, 1997


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

         As of June 30, 1997, there were outstanding 720,199,762 shares of the issuer's $1-2/3 par value common stock and 101,446,357 shares of Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                        Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and Six
           Months Ended June 30, 1997 and 1996                           3

           Consolidated Balance Sheets as of June 30, 1997,
           December 31, 1996 and June 30, 1996                           4

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 1997 and 1996                   5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            27

   Item 4. Submission of Matters to a Vote of Security Holders          29

   Item 6. Exhibits and Reports on Form 8-K                             31

Signature                                                               32

Exhibit 3(ii) By-Laws of General Motors Corporation, as amended         33

Exhibit 11    Computation of Earnings Per Share Attributable to
              Common Stocks for the Three and Six Months Ended
              June 30, 1997 and 1996                                    62

Exhibit 12    Computation of Ratios of Earnings to Fixed Charges
              for the Six Months Ended June 30, 1997 and 1996           66

Exhibit 99    Hughes Electronics Corporation and Subsidiaries
              Consolidated Financial Statements and Management's
              Discussion and Analysis of Financial Condition and
              Results of Operations                                     67

Exhibit 27    Financial Data Schedule (for SEC information only)

                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                    Three Months Ended        Six Months Ended
                                         June 30,                 June 30,
                                      1977       1996         1997        1996
                                     -------   --------     --------    -------
                                  (Dollars in Millions Except Per Share Amounts)
Net sales and revenues
Manufactured products                $39,724   $40,169     $77,164     $74,826
Financial services                     3,204     3,125       6,401       6,304
Other income (Note 4)                  2,218     1,486       3,822       2,892
                                     -------   -------     -------     -------
    Total net sales and revenues      45,146    44,780      87,387      84,022
                                      ------    ------      ------      ------

Costs and expenses
Cost of sales and other operating charges,
  exclusive of items listed below 33,008 33,116 64,038 63,247 Selling, general, and administrative
  expenses                             3,984     3,578       7,575       6,648
Depreciation and amortization expenses 3,101     3,018       6,166       5,990
Interest expense                       1,500     1,414       2,961       2,835
Plant closing expense                      -         -          80           -
Other deductions (Note 4)                320       452         568         866
                                    --------  --------    --------     -------
    Total costs and expenses          41,913    41,578      81,388      79,586
                                      ------    ------      ------      ------

Income from continuing operations
  before income taxes and minority
  interests                            3,233     3,202       5,999       4,436
Income taxes                           1,153     1,098       2,142       1,530
Minority interests                        18        (8)         37         (10)
                                     ------- ---------     -------   ---------
Income from continuing operations      2,098     2,096       3,894       2,896
Income (loss) from discontinued
  operations (Note 3)                      -      (209)          -          10
                                     -------    ------     -------     -------
    Net income                         2,098     1,887       3,894       2,906
Dividends on preference stocks            20        20          40          40
                                     -------   -------     -------     -------
    Earnings on common stocks         $2,078    $1,867      $3,854      $2,866
                                       =====     =====       =====       =====

Earnings attributable to common stocks (Note 10)
  $1-2/3 par value from continuing
   operations                         $1,941    $2,001      $3,658      $2,705
  Loss from discontinued operations        -       (15)          -          (5)
                                   ---------   -------   ---------     -------
    Net earnings attributable to
     $1-2/3 par value                 $1,941    $1,986      $3,658      $2,700
                                   =========    ======    ========      ======
  Income (loss) from discontinued
    operations attributable to
    Class E                           $    -     $(194)     $    -       $  15
                                       =====       ===       =====        ====
  Net earnings attributable to
    Class H                             $137       $75        $196        $151
                                         ===        ==         ===         ===

Average number of shares of common
  stocks outstanding (in millions)
    $1-2/3 par value                     724       756         736         756
    Class E                                -       479           -         470
    Class H                              101        98         101          98

Earnings per share attributable to
  common stocks (Note 10)
  $1-2/3 par value from continuing
     operations                        $2.68      $2.65       $4.98      $3.58
  Loss from discontinued operations        -      (0.02)          -      (0.01)
                                     -------       ----     -------       ----
    Net earnings attributable to
      $1-2/3 par value                 $2.68      $2.63       $4.98      $3.57
                                       =====      =====       =====      =====
  Income (loss) from discontinued
   operations attributable to
   Class E                             $   -     $(0.41)      $   -      $0.04
                                       =====       ====       =====       ====
  Net earnings attributable to
    Class H                            $1.35      $0.77       $1.94      $1.55
                                        ====       ====        ====       ====

Cash dividends per share of common
  stocks
    $1-2/3 par value                    $0.50     $0.40        $1.00     $0.80
    Class E                             $   -     $0.15        $   -     $0.30
    Class H                             $0.25     $0.24        $0.50     $0.48

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                  June 30,             June 30,
                                                    1997    Dec. 31,      1996
                                                (Unaudited)   1996   (Unaudited)
                                                      (Dollars in Millions)
                                    ASSETS
Cash and cash equivalents                      $11,674    $14,063     $12,461
Other marketable securities                      9,343      8,199       5,903
                                               -------    -------     -------
  Total cash and marketable securities          21,017     22,262      18,364

Finance receivables - net                       60,357     57,550      58,432
Accounts and notes receivable (less allowances)  7,461      6,557       7,249
Inventories (less allowances) (Note 5)          13,528     11,898      11,755
Contracts in process (less advances and
  progress payments)                             2,264      2,187       2,440
Deferred income taxes                           19,291     19,510      20,415
Equipment on operating leases (less accumulated
  depreciation)                                 32,300     30,112      28,944
Property
  Real estate, plants, and equipment            69,671     69,770      68,386
  Less accumulated depreciation                (40,911)   (41,298)    (41,299)
                                                ------     ------      ------
      Net real estate, plants, and equipment    28,760     28,472      27,087
  Special tools - net                            8,893      9,032       8,324
                                               -------    -------     -------
        Total property                          37,653     37,504      35,411

Intangible assets - net                         15,029     12,691      10,282
Other assets - net                              23,005     21,871      19,605
                                              --------   --------    --------
    Total assets                              $231,905   $222,142    $212,897
                                               =======    =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable (principally trade)        $14,197    $14,221     $13,231
   Notes and loans payable                      89,918     85,300      80,756
   Deferred income taxes                         4,199      3,207       3,424
   Postretirement benefits other than
     pensions (Note 6)                          44,007     43,190      42,393
   Pensions                                      7,774      7,599       6,442
   Other liabilities and deferred credits       46,661     45,115      45,628
                                              --------   --------     -------
    Total liabilities                          206,756    198,632     191,874
                                               -------    -------     -------

   Minority interests                              716         92         163
   Redeemable preferred stock of subsidiary
     (Note 11)                                     402          -           -

Stockholders' equity
  Preference stocks                                  1          1           1
   Common stocks
    $1-2/3 par value (Note 9; issued, 721,480,932;
      756,619,625; and 756,619,913 shares)       1,202      1,261       1,261
    Class H (Note 2; issued, 101,641,092;
      100,075,000 and 98,853,477 shares)            10         10          10
   Capital surplus (principally additional
      paid-in capital)                          17,250     19,189      19,080
   Retained earnings                             9,201      6,137       4,773
                                               -------    -------      ------
      Subtotal                                  27,664     26,598      25,125
   Minimum pension liability adjustment         (3,490)    (3,490)     (4,742)
   Accumulated foreign currency translation
     adjustments                                  (642)      (113)         44
   Net unrealized gains on investments in
     certain debt and equity securities            499        423         433
                                               -------    -------    --------
      Total stockholders' equity                24,031     23,418      20,860
                                                ------     ------      ------
      Total liabilities and stockholders'
        equity                                $231,905   $222,142    $212,897
                                               =======    =======     =======


Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Six Months Ended June 30,
                                                        1997          1996
                                                      (Dollars in Millions)

Net cash provided by operating activities             $9,773        $9,583
                                                      ------         -----

Cash flows from investing activities
  Expenditures for property                           (4,268)       (4,313)
  Investments in companies, net of cash acquired      (1,652)          (54)
  Investments in other marketable securities
    - acquisitions                                   (18,147)      (10,177)
  Investments in other marketable securities
    - liquidations                                    17,595         9,862
  Finance receivables - acquisitions                 (79,997)      (73,871)
  Finance receivables - liquidations                  63,304        56,095
  Proceeds from sales of finance receivables          12,930        18,466
  Operating leases - acquisitions                    (10,649)       (9,724)
  Operating leases - liquidations                      6,227         5,701
  Special inter-company payment from EDS                   -           500
  Other                                                  954           798
Net cash used in investing activities                (13,703)       (6,717)
                                                      ------        ------

Cash flows from financing activities
  Net increase (decrease) in loans payable             3,269        (3,610)
  Increase in long-term debt                           8,485        10,155
  Decrease in long-term debt                          (7,061)       (6,862)
  Proceeds from issuing common stocks                    281           191
  Repurchases of common stocks                        (2,292)            -
  Cash dividends paid to stockholders                   (829)         (837)
  Proceeds from sale of minority interest in
    DIRECTV(R)                                             -           138
                                                       ------       ------
Net cash provided by (used in) financing activities    1,853          (825)
                                                       -----        ------

Effect of exchange rate changes on cash and
    cash equivalents                                    (312)         (179)
                                                       -----         -----
Net cash (used in) provided by continuing operations  (2,389)        1,862
Net cash provided by discontinued operations               -           103
                                                      ------        ------
Net (decrease) increase in cash and cash equivalents  (2,389)        1,965
Cash and cash equivalents at beginning of the period  14,063        10,496
                                                      ------        ------
Cash and cash equivalents at end of the period       $11,674       $12,461
                                                      ======        ======



Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Significant Accounting Policies

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

Derivative Instruments
     GM is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodities prices. These financial exposures are managed in accordance with corporate policies and procedures.
     GM established the Risk Management Committee to develop and monitor the Corporation's financial risk strategies, policies and procedures. The Committee reviews and approves all new risk management strategies, establishes approval authority guidelines for approved programs and monitors compliance and performance of existing risk management programs. GM does not enter into derivative transactions for trading purposes.
     As part  of the  hedging  program  approval  process,  GM's  management  is required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk, and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, vehicle production forecasts, capital planning forecasts, and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. If it is determined that the correlation between the financial exposure and the hedging instrument is below a specified level, the transaction is generally not approved. In those infrequent instances in which approval is received for a hedging transaction that does not meet the correlation requirement, the derivative is marked to market for accounting purposes. The hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by management on an ongoing basis.
     Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective as, hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market on a current basis.
     Interest rate swaps that are designated, and effective as, hedges of underlying debt obligations are not marked to market, but are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Open interest rate swaps are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions, interest rate caps and collars, and swaps with embedded swaptions) and other swaps that do not qualify for hedge accounting are marked to market on a current basis.
   GM also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective as, hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market on a current basis.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 1.  Significant Accounting Policies (concluded)

New Accounting Standards
   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in that financial statement. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. GM will adopt SFAS No. 130 and No. 131 on January 1, 1998, as required.

Note 2.  Hughes Transactions

   On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. The transactions would include the tax-free spin-off of the Hughes defense business to holders of $1-2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company. The spin-off will not be proposed in a manner that would result in the recapitalization of Class H common stock into $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, Class H common stock would be recapitalized into a GM tracking stock linked to the telecommunications and space business of Hughes.
  On July 14, 1997, GM received a ruling from the Internal Revenue Service that it's contemplated spin-off of the Hughes defense business would be tax-free to GM and its stockholders. The planned transactions must be approved by holders of $1-2/3 par value and Class H common stocks, among a number of other conditions. In addition, the merger of the Hughes defense business and Raytheon is subject to antitrust clearance and approval by Raytheon stockholders. No assurance can be given that the above transactions will be completed. GM expects to solicit stockholders' approval of the planned transactions during the fourth quarter of 1997, after certain conditions are satisfied.
  In May 1997, Hughes and PanAmSat Corporation (PAS) completed the merger of their respective satellite service operations into a new publicly-held company. Hughes contributed its Galaxy(R) satellite services business in exchange for a 71.5% interest in the new company. Existing PAS stockholders received a 28.5% interest in the new company and $1.5 billion in cash.
  For accounting purposes, the merger was treated by Hughes as an acquisition of 71.5% of PAS and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the net assets acquired, including intangible assets, based on estimated fair values at date of acquisition. In addition, the merger was treated as a partial sale of the Galaxy business by Hughes and resulted in a one-time pre-tax gain of $490 million ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock).

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 3.  EDS Split-Off

   On June 7, 1996, GM split-off Electronic Data Systems Corporation (EDS) to former Class E stockholders on a tax-free basis for U.S. federal income tax purposes. The financial data related to EDS for the three and six month periods ended June 30, 1996 are classified as discontinued operations. The GM unaudited consolidated financial statements for 1997 exclude the assets, liabilities and operating results of EDS.
   EDS systems and other contracts revenues from outside customers included in income (loss) from discontinued operations totaled $1.9 billion and $4.3 billion for the three and six month periods ended June 30, 1996, respectively. Income
(loss) from discontinued operations of $(209) million and $10 million for the three and six month periods ended June 30, 1996 is reported net of an income tax benefit of $109 million and income tax expense of $14 million, respectively.

Note 4.  Other Income and Other Deductions

  Other income and other deductions consisted of the following (in millions):

                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                        1997     1996         1997      1996
Other income
  Nonfinancing interest                 $483      $406       $949       $779
  Gain on PAS merger (Note 2)            490         -        490          -
  Insurance premiums                     261       232        516        475
  Mortgage servicing and processing
   fees                                  196       130        367        236
  Mortgage investment and other income   177        85        307        168
  Claims and commissions                 137       138        258        333
  Gain on sale of interest in Avis
    Europe (1)                           128         -        128          -
  Income from sales of receivables
    programs                              85       128        213        256
  Insurance capital and investment gains  73       112        210        208
  VW Settlement (2)                        -         -         88          -
  Gain on sale of interest in DIRECTV (3)  -         -          -        120
  Other                                  188       255        296        317
                                      ------    ------      -----      -----
    Total other income                $2,218    $1,486     $3,822     $2,892
                                       =====     =====      =====      =====

Other deductions
  Insurance losses and loss adjustment
    expenses                            $153      $191       $292       $334
  Provision for financing losses         127       135        257        290
  Other                                   40       126         19        242
                                        ----       ---       ----       ----
    Total other deductions              $320      $452       $568       $866
                                         ===       ===        ===        ===

(1) During the 1997 second quarter, the sale of GM Europe's equity interest in Avis Europe resulted in a pre-tax gain of $128 million ($103 million after-tax or $0.14 per share of $1-2/3 par value common stock).
(2) During the 1997 first quarter, an agreement with Volkswagen A.G. (VW) that settled a civil lawsuit GM brought against VW resulted in a pre-tax gain of $88 million ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock), after deducting certain legal expenses.
(3) During the 1996 first quarter, the sale of a 2.5% interest in DIRECTV to AT&T resulted in a pre-tax gain of $120 million ($72 million after-tax or $0.07 per share of $1-2/3 par value common stock and $0.18 per share of Class H common stock).

Note 5.  Inventories

   Major classes of inventories were as follows (in millions):
                                             June 30,     Dec. 31,   June 30,
                                                1997        1996        1996

Productive material, work in process,
  and supplies                               $6,789      $6,590        $6,428
Finished product, service parts, etc.         6,739       5,308         5,327
                                            -------     -------       -------
    Total inventories (less allowances)     $13,528     $11,898       $11,755
                                             ======      ======        ======

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

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

Note 7.  Plant Closings and Restructuring

   GM previously recorded charges to realign its North American plant capacity and to provide for a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses.
   The following table summarizes the activity in the GM plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1997 to June 30, 1997 (in millions):

Balance at January 1, 1997                                  $1,397
   1997 first quarter charges against reserves                 (44)
   Interest expense                                             16
                                                            ------
Balance at March 31, 1997                                   $1,369
                                                             -----
   1997 second quarter charges against reserves                (52)
   Interest expense                                             16
                                                             -----
Balance at June 30, 1997                                    $1,333
                                                             =====

   GM and Hughes periodically evaluate the adequacy of reserve balances and estimated future expenditures, including assumptions used and the period over which costs are expected to be incurred.

Note 8.  Contingent Matters

   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit (CAFC) affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the CAFC for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997 the U.S. Supreme Court, citing a recent decision it had rendered in Warner-Jenkinson v. Hilton Davis, remanded Hughes' suit over the Williams Patent back to the CAFC in order to have the CAFC determine whether the ruling in the Williams Patent matter was consistent with the U.S. Supreme Court's decision in the Warner-Jenkinson case. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration of the case by the CAFC. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of GM attributable to Class H common stock.
   The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at June 30, 1997. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

Note 9.  Common Stock Repurchases

   During the first six months of 1997, GM used $2 billion to acquire 35.5 million shares of $1-2/3 par value common stock, completing 80 percent of the Corporation's $2.5 billion stock repurchase program announced in January 1997. GM also used approximately $300 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during the first six months of 1997. Subsequently, on August 4, 1997, GM announced that it had completed the $2.5 billion stock repurchase program that began in the first half of 1997 and announced an additional $2.5 billion stock repurchase program of $1-2/3 par value common stock to be completed over a 12 month period. The stock repurchases to be made under the second repurchase program would represent about 5% of the outstanding shares of $1-2/3 par value common stock based on the New York Stock Exchange's closing price of $64.44 per share on Friday, August 1, 1997.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 10.  Earnings Per Share Attributable to Common Stocks

  Earnings per share attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted average number of common shares for each such class outstanding during the period, respectively. Common stock equivalents were not included in the calculation of earnings per share attributable to common stocks, as they were not material. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock or potential common stock. SFAS No. 129 requires an entity to explain the permanent rights and privileges of outstanding securities. GM has determined that the impact of adopting these new accounting standards will require it to provide additional information in its consolidated financial statements concerning basic and diluted earnings per share. The effects of adopting these new accounting standards will not be material to GM's consolidated financial statements, when adopted in the fourth quarter of 1997, as required.
   Net earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes and EDS (Note 3) for the period.
   Net earnings attributable to Class H common stock for the period represent the ASCNI of Hughes for the period. The ASCNI of Hughes for any quarterly period represents the separate consolidated net income of Hughes for such period, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes, calculated for such period and multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class H common stock outstanding during the quarter (101 million and 98 million during the second quarters of 1997 and 1996, respectively) and the denominator of which was 400 million during the second quarters of 1997 and 1996.
   During the time that EDS was an indirect wholly-owned subsidiary of the Corporation, net earnings attributable to Class E common stock for the period represented the ASCNI of EDS for such period. The ASCNI of EDS for any quarterly period represented the separate consolidated net income of EDS for such period, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS, calculated for each such quarterly period and multiplied by a fraction, the numerator of which represented the weighted average number of shares of Class E common stock outstanding during the period (479 million for the second quarter of 1996) and the denominator of which was 479 million for the second quarter of 1996.

Note 11.  Preferred Stock

Redeemable Preferred Stock of Subsidiary
  The preferred stock of PAS outstanding at the time of the merger (Note 2) is included in the accompanying consolidated balance sheet as redeemable preferred stock of subsidiary. Dividends on such redeemable preferred stock are payable quarterly in arrears. On or after April 15, 2000, the preferred stock is redeemable at the option of PAS, in whole or in part from time to time at a redemption price of 106.375% declining to 100% of liquidation value plus accrued and unpaid dividends. The redeemable preferred stock is subject to mandatory redemption in whole on April 15, 2005, at a price equal to the liquidation preference thereof plus accrued and unpaid dividends. Subject to certain conditions, PAS will be required to exchange all of the outstanding shares of redeemable preferred stock into 12 3/4% Senior Subordinated Notes due 2005. PAS currently expects the redeemable preferred stock to be exchanged for senior subordinated notes in the second half of 1997.

Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary
Trusts
   During July 1997, the General Motors Capital D Trust ("Series D Trust") issued $76 million in aggregate stated liquidation amount of its 8.67% Trust Originated Preferred Securities ("TOPrS") Series D ("Series D Preferred Securities") in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital G Trust ("Series G Trust") issued $127 million in aggregate stated liquidation amount of its 9.87% TOPrS Series G ("Series G Preferred Securities") in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (the "Trusts") of the common securities of such Trusts, representing approximately 3 percent of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Trusts' sole assets, its 8.67% and 9.87% Junior Subordinated Deferrable Interest Debentures, Series D and Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                 (Unaudited)

Note 11.  Preferred Stock (concluded)

   The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal of the Series D Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to August 1, 1999, at a redemption price equal to 105% of the outstanding principal of the Series D Debentures from the Series D expiration date through July 31, 1998, declining ratably on each August 1 thereafter to 100% on August 1, 1999, plus accrued and unpaid interest.
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets therefor i.e., GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Debentures and the Indentures relating thereto and the obligations under the Declaration of Trusts of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.

                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in the General Motors (GM) 1996 Annual Report on Form 10-K (the 1996 Form 10-K), the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1996, included as Exhibit 99 to the 1996 Form 10-K, the GMAC Annual Report on Form 10-K for the period ended December 31, 1996, the Hughes consolidated financial statements and MD&A for the period ended June 30, 1997, included as Exhibit 99 to this GM 1997 Quarterly Report on Form 10-Q, and the GMAC Quarterly Report on Form 10-Q for the period ended June 30, 1997, filed with the Securities and Exchange Commission.
   The disaggregated financial results for GM's automotive sectors (GM's North American Operations (GM-NAO), Delphi Automotive Systems (Delphi) and GM's International Operations (GMIO)) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

GM-NAO Financial Highlights

                                      Three Months Ended     Six Months Ended
                                            June 30,            June 30,
                                       1997      1996        1997       1996
                                                   (Dollars in Millions)
Net sales and revenues               $25,823   $26,929     $50,682    $48,612
                                      ------    ------      ------     ------

Pre-tax income                           683     1,074       1,810        557
Income taxes                             225       387         603        165
Earnings of nonconsolidated affiliates    16        18          31         34
                                        ----      ----      ------       ----
    Net income                          $474      $705      $1,238       $426
                                         ===       ===       =====        ===

    Net profit margin (1)                1.8%      2.6%        2.4%       0.9%
--------------------
(1) Net profit margin represents net income as a percentage of net sales and revenues.

Vehicle Unit Deliveries of Cars and Trucks - GM-NAO

                                        Three Months Ended June 30,
                                    1997                        1996
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM  Industry
                                        (Units in Thousands)
United States
  Cars                   2,211     712     32.2%       2,424     842     34.7%
  Trucks                 1,893     540     28.5%       1,863     532     28.5%
                         -----   -----                 -----   -----
    Total United States  4,104   1,252     30.5%       4,287   1,374     32.0%
Canada and Mexico          524     162     30.9%         422     131     31.2%
                        ------  ------                ------  ------
    Total North America  4,628   1,414     30.6%       4,709   1,505     32.0%
                         =====   =====                 =====   =====

Wholesale Sales - GM-NAO

  Cars                             803                           888
  Trucks                           612                           638
                                ------                        ------
    Total                        1,415                         1,526
                                 =====                         =====









                                    - 12 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GM-NAO (concluded)
                                     Six Months Ended June 30,
                                   1997                          1996
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM   Industry
                                          (Units in Thousands)
United States
  Cars                   4,238   1,351     31.9%       4,475    1,503    33.6%
  Trucks                 3,585   1,024     28.6%       3,506    1,023    29.2%
                         -----   -----                 -----    -----
    Total United States  7,823   2,375     30.4%       7,981    2,526    31.6%
Canada and Mexico          908     283     31.2%         751      234    31.3%
                        ------  ------                ------   ------
    Total North America  8,731   2,658     30.4%       8,732    2,760    31.6%
                         =====   =====                 =====    =====
Wholesale Sales - GM-NAO
  Cars                           1,589                           1,544
  Trucks                         1,228                           1,148
                                 -----                           -----
    Total                        2,817                           2,692
                                 =====                           =====

GM-NAO Financial Review

   GM-NAO reported net income of $474 million for the 1997 second quarter compared with net income of $705 million in the prior year quarter. The decrease in net income was primarily due to lower production volumes associated with the current year work stoppages at two assembly plants in Oklahoma City, Oklahoma, and Pontiac, Michigan, as discussed below, combined with higher retail incentives ($1,060 per unit in the second quarter of 1997 compared with $695 per unit in the second quarter of 1996) and increased commercial spending to support the numerous vehicle launches in progress. Lower material and manufacturing costs and sales of more profitable vehicles partially offset these increased costs. Excluding the effect of the current year work stoppages, GM-NAO's wholesale sales volumes would have been essentially unchanged at approximately
1.5 million units, while net income would have increased by approximately $144 million or more than 20% in the 1997 second quarter compared with the 1996 second quarter. Net income for the six months ended June 30, 1997 totaled $1.2 billion compared with $426 million for the prior year six month period. The increase in net income for the first six months of 1997 primarily reflected higher wholesale sales volumes and lower material and manufacturing costs. With all major industry participants increasing their focus on efficiency and cost improvements and with the announced increases in capacity by certain manufacturers, competition in the North American automotive industry will continue to intensify. In order to maintain and accelerate the positive product, operating, and earnings momentum it has experienced in recent years, GM-NAO is currently studying the long-term competitiveness of each of its lines of business. The findings of this study may result in changes to or the restructuring of those activities of GM-NAO that are not performing as effectively as necessary to help meet GM-NAO's objective of increasing market share, customer satisfaction, and profitability. The study is expected to be completed in late 1997 or early 1998. Presently, GM-NAO cannot estimate the impact that the findings of this study may have on its operations and on its and GM's results of operations.
   Local union members in Oklahoma City, Oklahoma, and Pontiac, Michigan, ceased production at two assembly plants on April 4 and April 22, 1997, respectively, where new local union agreements had not been completed. The work stoppage at the Oklahoma City facility ended on May 27, 1997, after GM and representatives of the local union reached a tentative agreement, that was subsequently ratified by the members of the local union. A tentative agreement between GM and representatives of the local union at the Pontiac facility was ratified on July 18, 1997 and production resumed on July 21, 1997. The work stoppages in Oklahoma City and Pontiac resulted in a loss of 96,000 units of production which had an aggregate unfavorable after-tax impact of approximately $490 million, or $0.67 per share of $1-2/3 par value common stock, on the 1997 second quarter results. The above estimated unfavorable after-tax impact represents the combined effects for GM-NAO ($375 million), Delphi ($85 million), and the Delco Electronics unit of Hughes ($30 million) and does not take into account the effect of possible recoveries that may occur through truck production increases that GM is likely to pursue in future periods. To the extent that future work stoppages disrupt the production and shipment of vehicles, the resulting deferral or decline in revenues may have an unfavorable impact on GM's results of operations.
   Net sales and revenues for the 1997 second quarter were $25.8 billion, which represented a decrease of approximately $1.1 billion or 4.1% compared with the prior year quarter. The decrease in net sales and revenues resulted from lower wholesale sales volumes primarily due to the current year work stoppages previously discussed. While sales of new models are gaining strong consumer acceptance, 1997 second quarter wholesale sales volumes were also somewhat constrained by restricted availability of certain new models. Net sales and revenues for the six months ended June 30, 1997 totaled $50.7 billion, which represented an increase of approximately $2.1 billion or 4.3% compared with the prior year six month period and was primarily due to a 125,000 increase in wholesale sales volumes. Wholesale sales volumes for the first six months of 1996 reflected the unfavorable impact of the 17-day work stoppages at the two component plants in Dayton, Ohio.
   Pre-tax income in the second quarter of 1997 decreased by $391 million compared with the prior year quarter primarily due to lower wholesale sales volumes and higher retail incentives, partially offset by lower material and manufacturing costs and sales of more profitable vehicle models. Pre-tax income for the six months ended June 30, 1997 increased by approximately $1.3 billion over the prior year period primarily due to increased wholesale sales volumes and lower material and manufacturing costs.
                                    - 13 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO Financial Review (concluded)

    GM vehicle deliveries in North America were 1,414,000 units in the 1997 second quarter, which represented a market share of 30.6% compared with 32.0% in the prior year quarter. The decrease was primarily due to restricted availability of certain models during the 1997 second quarter and the fact that vehicle deliveries in the 1996 second quarter included volumes for certain models that have since been discontinued. GM's North American market share for the six months ended June 30, 1997 was 30.4% compared with 31.6% in the prior year period. Although GM's market share was down compared with the second quarter of 1996, even with the impact of the current year work stoppages, the second quarter 1997 market share of 30.6% represented an increase over the first quarter 1997 market share of 30.3%. Increased market penetration is anticipated in the second half of 1997 with improved inventory of high demand products.

Delphi Financial Highlights

                                    Three Months Ended      Six Months Ended
                                         June 30,             June 30,
                                       1997      1996        1997       1996
                                                  (Dollars in Millions)
Net sales and revenues                $6,778    $7,307     $13,442    $13,496
                                       -----     -----      ------     ------

Pre-tax income                           468       528         705        649
Income taxes                             170       184         242        231
Minority interests                         5        (5)          6         (4)
Earnings of nonconsolidated affiliates     7        16          21         20
                                        ----      ----        ----       ----
    Net income                          $310      $355        $490       $434
                                         ===       ===         ===        ===

    Net profit margin (1)                4.6%       4.9%        3.6%      3.2%
--------------------
(1) Net profit margin represents net income as a percentage of net sales and revenues.

Delphi Financial Review

   Delphi reported net income of $310 million for the 1997 second quarter compared with $355 million in the prior year quarter. The 1997 second quarter net income decreased primarily due to lower production volume at GM-NAO related to the current year work stoppages previously discussed. Excluding the $85 million after-tax effect of these work stoppages, Delphi's net income would have increased by approximately $40 million or 11.3% in the 1997 second quarter compared with the 1996 second quarter. Net income for the six months ended June 30, 1997 increased to $490 million compared with $434 million for the prior year six month period. The increase in net income for the first six months of 1997 primarily reflected low 1996 net income due to the unfavorable impact of the work stoppages in the 1996 first quarter.
   Net sales and revenues for the 1997 second quarter were $6.8 billion, a decrease of $529 million or 7.2% compared with the prior year quarter, due to the current year work stoppages. Delphi's 1997 second quarter sales to customers outside the GM-NAO vehicle groups increased more than $170 million compared with the prior year period and represented approximately 37% of total sales, including all joint ventures. Net sales and revenues for the six months ended June 30, 1997 totaled $13.4 billion, compared with $13.5 billion in the prior year six month period.
   Pre-tax income in the second quarter of 1997 decreased by $60 million compared with the prior year quarter primarily due to the work stoppages, partially offset by lower material and manufacturing costs. Pre-tax income for the six months ended June 30, 1997 increased to $705 million from the prior year amount of $649 million reflecting higher production volume at GM-NAO and lower material and manufacturing costs.
   During the second quarter of 1997, Delphi continued its drive to strategically grow its operations worldwide through acquisitions, alliances, and joint ventures in Central and Eastern Europe, Asia, and the United States.
   On January 16, 1997, GM and Hughes announced a series of planned transactions that would include the transfer of Delco Electronics from Hughes to Delphi. See the Hughes Transactions section on page 22 for additional information.
   Delphi, with 63% of its consolidated and non-consolidated operations' sales to GM-NAO, is GM-NAO's principal supplier of automotive components and systems. Delphi also supplies 26 other original equipment manufacturers (OEMs) worldwide. Various factors impact Delphi sales to GM-NAO including production of vehicles in North America, the level of Delphi-supplied content per GM-NAO vehicle, the price of such automotive components and systems, and the competitiveness of Delphi's product offerings. Delphi's strategy is to supplement its existing strong supplier relationship with GM-NAO with additional OEM relationships around the world related to the design, development, and production of automotive components and systems. The global automotive components and systems market is highly competitive

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Review (concluded)

and is presently undergoing significant restructuring and consolidation activities. As a result, Delphi is reviewing the adequacy of its strategy which focuses on the competitiveness of its operations, growth opportunities and increasing market share through technology leadership, quality, cost and responsiveness. In connection with this ongoing review, Delphi will continue to study the outlook for some of its major product lines and their capacity to achieve Delphi's goal of increased growth and profitability. The findings of this study may result in the modifying, selling or closing of certain lines of business that are not performing as effectively as necessary to enable Delphi to meet its strategic plans, while further expanding and growing product lines which will help to meet corporate objectives. The study is expected to be completed in late 1997 or early 1998. Presently, Delphi cannot estimate the impact the findings of this study may have on its existing lines of business and Delphi's and GM's results of operations.

GMIO Financial Highlights

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       1997      1996        1997        1996
                                                    (Dollars in Millions)
Net sales and revenues                $9,711    $9,101     $17,994    $18,098
                                       -----     -----      ------     ------

Pre-tax income                           727       629       1,200      1,209
Income taxes                             233       209         397        379
Minority interests                         7        (3)         10         (6)
Earnings (loss) of nonconsolidated
   affiliates                            (13)        7          (8)        32
                                         ----      ----       -----      ----
Net income
  GM Europe                              312       319         461        604
  Other International                    176       105         344        252
                                         ---       ---         ---        ---
    Total net income                    $488      $424        $805       $856
                                         ===       ===         ===        ===

    Net profit margin (1)                5.0%       4.7%        4.5%      4.7%


(1) Net profit margin represents net income as a percentage of net sales and revenues.

Vehicle Unit Deliveries of Cars and Trucks - GMIO

                                          Three Months Ended June 30,
                                   1997                          1996
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry GM     Industry      Industry GM   Industry
                                         (Units in Thousands)
International
Europe                     4,769    492    10.3%         4,415    491     11.1%
Latin America, Africa and
  the Middle East          1,195    203    17.0%           997    168     16.9%
Asia and Pacific           3,126    134     4.3%         3,273    152      4.6%
                           -----    ---                  -----    ---
    Total International    9,090    829     9.1%         8,685    811      9.3%
                           =====    ===                  =====    ===

Wholesale Sales - GMIO

  Cars                              634                           602
  Trucks                            202                           186
                                    ---                           ---
    Total                           836                           788
                                    ===                           ===

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMIO (concluded)

                                    Six Months Ended June 30,
                                  1997                          1996
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM   Industry
                                          (Units in Thousands)
International
Europe                    9,265    958    10.3%          8,912    980   11.0%
Latin America, Africa and
  the Middle East         2,208    365    16.5%          1,928    328   17.0%
Asia and Pacific          6,951    294     4.2%          6,873    310    4.5%
                          -----   ----                   -----   ----
    Total International  18,424  1,617     8.8%         17,713  1,618    9.1%
                         ======  =====                  ======  =====

Wholesale Sales - GMIO

  Cars                           1,188                          1,190
  Trucks                           431                            390
                                ------                         ------
    Total                        1,619                          1,580
                                 =====                          =====

GMIO Financial Review

   GMIO's 1997 second quarter net income was $488 million or 5.0% of net sales and revenues compared with $424 million or 4.7% of net sales and revenues in the prior year quarter. The increase in 1997 second quarter net income was primarily due to a gain related to the sale of GM Europe's (GME) interest in Avis Europe and higher sales volumes in Latin America, partially offset by higher sales incentives and marketing expenses across Europe. Net income for the six months ended June 30, 1997 totaled $805 million compared with $856 million for the prior year period. The decrease in net income for the first six months of 1997 was primarily due to lower net income for GME.
   Pre-tax income for the 1997 second quarter was $727 million compared with $629 million in the prior year quarter with the increase primarily due to a gain on the sale of GME's interest in Avis Europe and higher wholesale sales volumes in Latin America.
   Net sales and revenues for the 1997 second quarter increased by 6.7% to $9.7 billion compared with $9.1 billion in the prior year quarter. The increased net sales and revenues in the 1997 second quarter mainly reflected higher wholesale sales volumes in Latin America, partially offset by the impact of translating foreign currencies against a stronger U.S. dollar. Net sales and revenues for the six months ended June 30, 1997 totaled $18 billion, which represented a decrease of approximately $100 million or 0.6% compared with the prior year six month period.
   Net income for GME totaled $312 million in the 1997 second quarter, which included a $103 million after-tax gain related to the sale of GME's interest in Avis Europe, compared with $319 million in the prior year quarter. Net income for GME for the six months ended June 30, 1997 decreased $143 million compared with the prior year period. The lower net income for the three and six months ended June 30, 1997 was due primarily to higher sales incentives and marketing expenses in a highly competitive European market. With the continued excess industry capacity, most competitors have significantly reduced prices. In response to this ongoing industry capacity overhang and the more aggressive pricing environment, GME is currently studying the long-term competitiveness of each of its operations. The findings of this study may result in changes to or the realignment of those activities of GME that are not performing as effectively as necessary to help meet GME's long-term goal of increased profitability. The study is expected to be completed in late 1997 or early 1998. Presently, GME cannot estimate the impact that the findings of this study may have on its operations and on its and GM's results of operations.
   Net income from the remainder of GMIO's operations, which include the Latin American and Asia and Pacific Operations, totaled $176 million in the second quarter of 1997 compared with $105 million in the prior year quarter. The increased 1997 second quarter net income resulted from higher wholesale sales volumes in Latin America, which was partially offset by lower earnings from nonconsolidated affiliates due to lower sales volumes at Isuzu. Net income from the remainder of GMIO's operations for the six months ended June 30, 1997, totaled $344 million compared with $252 million in the prior year period, primarily reflecting higher wholesale sales volumes in Latin America.
   During the second quarter of 1997, two joint ventures in China, Shanghai GM and Pan Asia Technical Automotive Center (PATAC), held their stone laying and company formation ceremonies. Shanghai GM and PATAC are 50/50 joint venture companies between Shanghai Automotive Industry Corporation and GM.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


General Motors Acceptance Corporation (GMAC) Financial Highlights

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                       1997      1996       1997       1996
                                                  (Dollars in Millions)
Financing revenue
  Retail and lease financing            $890     $956      $1,830    $1,913
  Operating leases                     1,817    1,785       3,619     3,523
  Wholesale and term loans               470      384         903       868
                                      ------     ----      ------      ----
    Total financing revenue            3,177    3,125       6,352     6,304
Interest and discount                 (1,312)  (1,225)     (2,578)   (2,464)
Depreciation on operating leases      (1,154)  (1,123)     (2,312)   (2,274)
                                       -----    -----       -----     -----
    Net financing revenue                711      777       1,462     1,566
Other income and insurance premiums
   earned                                915      829       1,847     1,573
                                      ------     ----       -----     -----
    Net financing revenue and other    1,626    1,606       3,309     3,139
Expenses                               1,043    1,045       2,096     2,071
                                       -----    -----       -----     -----
Pre-tax income                           583      561       1,213     1,068
Income taxes                             245      211         503       409
                                         ---      ---         ---       ---
    Net income                          $338     $350        $710      $659
                                         ===      ===         ===       ===

Net income from financing operations(1) $296     $318        $589      $590
Net income from insurance operations      42       32         121        69
                                          --      ---         ---       ---
    Net income                          $338     $350        $710      $659
                                         ===      ===         ===       ===

Return on average equity (2)            16.1%    16.7%       17.0%     15.7%



(1)  Includes GMAC Mortgage Group, Inc. (GMACMG).

(2) Return on average equity represents net income as a percentage of average stockholder's equity outstanding for each month in the period.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

    GMAC's consolidated second quarter net income for 1997 totaled $338 million, a 3% decrease from the second quarter of 1996. For the same period, a 7% decline in net income from financing operations was attributed to reduced net financing margins on automotive financing operations. Net income from insurance operations during the second quarter of 1997 totaled $42 million, up 33% compared with the second quarter of 1996. The increase was primarily attributable to improved claim experience in mechanical service agreements (sometimes referred to as `extended warranties') and commercial insurance.
    During the three months ended June 30, 1997, GMAC financed 24% of new GM vehicles delivered in the U.S., down from 25.7% during the same period last year. Penetration for the first six months of 1997 was 25% compared with 25.9% for the same 1996 period. The 1997 decreases in retail market share were attributable to a reduction of GM sponsored leasing incentives, a continued decline in fleet transaction participation and increased competitive market conditions.
    U.S. wholesale inventory financing was provided on 831,000 and 1,672,000 new GM vehicles during the respective three and six month periods ended June 30, 1997, compared with 961,000 and 1,681,000 during the same 1996 periods. This financing represented 67.8% and 69.9% of GM's U.S. vehicle sales to dealers during the first six months of 1997 and 1996, respectively. Wholesale financing revenue during the second quarter and first six months of 1997 was up from 1996 due to increased earning asset levels.
    GMAC's worldwide cost of borrowing for the second quarter and first six months of 1997 averaged 6.31% and 6.28%, respectively, 15 and 32 basis points below the comparable prior year levels. Total borrowing costs for U.S. operations averaged 6.38% and 6.35% for the three and six month periods ended June 30, 1997, compared with 6.36% and 6.50% for the respective 1996 periods. The lower average borrowing costs for the first six months of 1997 were attributable to a greater proportion of floating rate short-term borrowings in GMAC's funding mix.
    The $20 million increase in consolidated net financing revenue and other income during the second quarter of 1997 over the same period in 1996 was primarily attributable to higher wholesale receivable balances and mortgage income partially offset by lower retail receivable revenues and increased debt expense incurred to fund the higher wholesale balances.
    In June 1997, GMAC announced an agreement providing for Integon, a non-standard automotive insurance provider, to merge with a wholly-owned subsidiary of GMAC. Subject to obtaining all necessary regulatory approvals and the approval of Integon shareholders, the transaction is expected to be completed by year-end 1997 for a cash price of approximately $525 million and the assumption of approximately $150 million and $100 million of Senior Notes and Capital Securities, respectively. The merger will enable GMAC to continue its growth strategy in the financial services industry.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Hughes Financial Highlights

                                     Three Months Ended      Six Months Ended
                                           June 30,             June 30,
                                        1997      1996       1997      1996
                                  (Dollars in Millions Except Per Share Amounts)
Net sales
  Outside customers                   $2,932   $2,531      $5,698    $4,970
  GM and affiliates                    1,334    1,502       2,696     2,676
                                       -----    -----       -----     -----
    Total net sales                    4,266    4,033       8,394     7,646
Other income-net                         490       18         500       137
                                       -----   ------       -----     -----
    Total revenues                     4,756    4,051       8,894     7,783
Income before income taxes and
  minority interests                     775      436       1,075       904
Income taxes                             275      172         385       364
Minority interests in net losses
  of subsidiaries                         11       12          26        17
                                         ---      ---         ---       ---
    Net income                          $511     $276        $716      $557
                                         ===      ===         ===       ===
    Earnings used for computation
      of available separate
      consolidated net income (1)       $542     $306        $777      $618
                                         ===      ===         ===       ===

Net earnings per share attributable
  to Class H common stock               $1.35    $0.77       $1.94     $1.55
Cash dividends per share of Class H
  common stock                          $0.25    $0.24       $0.50     $0.48

----------------
Certain  1996  amounts  have  been   reclassified   to  conform  with  the  1997
presentation.

(1) Excludes amortization of GM purchase accounting adjustments of $30 million for the second quarters of 1997 and 1996, and $61 million for the six-month periods ended June 30, 1997 and 1996, related to GM's acquisition of Hughes Aircraft Company.

Segment Highlights
                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                       1997      1996      1997       1996
                                                (Dollars in Millions)
Telecommunications and Space
  Revenues                            $1,619     $941      $2,628    $1,874
  Net sales                           $1,138     $950      $2,157    $1,771
  Operating profit (1)                   $40      $57         $47      $131
  Operating profit margin (2)            3.5%     6.0%        2.2%       7.4%
Automotive Electronics
  Revenues                            $1,461   $1,554      $2,907    $2,825
  Net sales                           $1,457   $1,540      $2,891    $2,800
  Operating profit (1)                  $134     $236        $280      $396
  Operating profit margin (2)            9.2%    15.3%        9.7%      14.1%
Aerospace and Defense Systems
  Revenues                            $1,638   $1,510      $3,284    $3,022
  Net sales                           $1,635   $1,512      $3,280    $3,014
  Operating profit (1)                  $163     $161        $336      $319
  Operating profit margin (2)           10.0%    10.7%       10.3%      10.6%


Certain  1996  amounts  have  been   reclassified   to  conform  with  the  1997
presentation.

(1) Operating profit represents net sales less total costs and expenses
    other  than  interest  expense  and   amortization  of  purchase accounting
    adjustments related to GM's acquisition of Hughes Aircraft Company.

(2) Operating profit margin represents operating profit as a percentage of net sales.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Hughes Electronics reported net income of $511 million for the second quarter of 1997 compared with $276 million for the second quarter of 1996. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' earnings used for computation of available separate consolidated net income was $542 million for the second quarter of 1997 compared with $306 million for the same period in 1996. The 1997 second quarter included the $318 million after-tax gain ($0.80 per share of Class H common stock) recognized in connection with the PanAmSat Corporation (PAS) merger. Excluding the one-time gain, earnings for the second quarter of 1997 decreased 26.8% from the $306 million reported in the same period in 1996, and earnings per share of Class H common stock decreased $0.22 from $0.77 per share in the second quarter of 1996. The declines were principally due to lower operating margins at Delco Electronics as a result of reduced GM production volumes related to work stoppages at two key GM assembly plants, and continued price reductions.
   Second quarter revenues (excluding the $490 million pre-tax gain recognized in connection with the PAS merger) increased 17.4% between 1996 and 1997, due to revenue increases in both the Telecommunications and Space and Aerospace and Defense Systems segments which more than offset the decline in revenues in Automotive Electronics due to the work stoppages. On the same basis, the increase in revenues in the Telecommunications and Space segment was due to continued expansion of the DIRECTV subscriber base in the United States and Latin America, partially offset by lower sales of wireless telecommunications equipment particularly related to the BellSouth Cellular Corp. contract. The 8.5% increase in revenues in the Aerospace and Defense Systems segment was principally due to additional revenues resulting from the build-up of newer programs, particularly information systems and services programs such as Desktop V, Wide Area Augmentation System, and Hughes Air Warfare Center, and the acquisition in March 1997 of the Marine Systems Group of Alliant Techsystems, Inc. The 6.0% decrease in revenues for the Automotive Electronics segment was principally due to a 6.9% decrease in GM vehicles produced in the United States and Canada (excluding joint ventures) and a 2.2% decline in Delco-supplied electronic content, partially offset by a 10.8% increase in international and non GM-NAO sales.
   Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, declined 24.7% between the second quarter of 1996 and the second quarter of 1997. The operating profit margin on the same basis was 8.0% for the second quarter of 1997 compared with 11.2% for the same period in 1996. These reductions were primarily a result of the lower margins in the Automotive Electronics segment driven by decreased production volumes and price reductions resulting from competitive pricing in connection with GM's global sourcing initiative. Also contributing to the declines were lower wireless telecommunications equipment sales and margins, and start-up operating losses from the Company's Latin American DIRECTV subsidiary, Galaxy Latin America, within the Telecommunications and Space segment.
   On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. See the Hughes Transactions section on page 22 for additional information regarding the planned transactions.

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

Consolidated Statements of Income With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                      Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                       1997      1996       1997        1996
                                                  (Dollars in Millions)
Net sales and revenues               $39,741   $40,182     $77,198    $74,854
                                      ------    ------      ------     ------

Costs and expenses
Cost of sales and other operating charges,
  exclusive of items listed below 32,998 33,127 64,022 63,251 Selling, general, and administrative
   expenses                            3,290     2,955       6,174      5,403
Depreciation and amortization expenses 1,918     1,849       3,797      3,637
Plant closing expense                      -         -          80          -
                                      ------    ------      ------    -------
  Total costs and expenses            38,206    37,931      74,073     72,291
                                      ------    ------      ------     ------

Operating income                       1,535     2,251       3,125      2,563
Other income less income deductions    1,330       583       2,069      1,152
Interest expense                        (219)     (229)       (438)      (425)
                                      ------    ------      ------     ------
Income from continuing operations
  before income taxes, minority
  interests, and earnings
  of nonconsolidated affiliates        2,646     2,605       4,756      3,290
Income taxes                             909       886       1,639      1,120
                                      ------    ------       -----      -----
Income from continuing operations before
  minority interests and earnings of
  nonconsolidated affiliates           1,737     1,719       3,117      2,170
Minority interests                        18        (8)         37        (10)
Earnings of nonconsolidated affiliates   343       385         740        736
                                      ------    ------      ------     ------
Income from continuing operations      2,098     2,096       3,894      2,896
Income (loss) from discontinued
  operations                               -      (209)          -         10
                                      ------     -----      ------     ------
  Net income                          $2,098    $1,887      $3,894     $2,906
                                       =====     =====       =====      =====

  Net profit margin (1)                  5.3%      4.7%        5.0%       3.9%

(1) Net profit margin represents net income as a percentage of net sales and revenues.

Results of Operations With Financing and Insurance Operations on an Equity
Basis

   In the second quarter of 1997, GM's income from continuing operations totaled $2.1 billion or $2.68 per share of $1-2/3 par value common stock. GM's 1997 second quarter income from continuing operations included a $490 million after-tax unfavorable impact from the current year work stoppages previously discussed. GM's income from continuing operations for the six months ended June 30, 1997 was $3.9 billion, or $4.98 per share of $1-2/3 par value common stock, compared with $2.9 billion or $3.58 per share of $1-2/3 par value common stock, for the first six months ended June 30, 1996.
   Highlights of financial performance by GM's major business sectors for the three months and six months ended June 30 were as follows (in millions):

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       1997       1996      1997        1996

  GM-NAO                              $474        $705    $1,238        $426
  Delphi                               310         355       490         434
  GMIO                                 488         424       805         856
  GMAC                                 338         350       710         659
  Hughes                               542         306       777         618
  Other                                (54)        (44)     (126)        (97)
                                      ----       -----     -----       -----
    Income from continuing
      operations                    $2,098      $2,096    $3,894      $2,896
                                     =====       =====     =====       =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Results of Operations With Financing and Insurance Operations on an Equity Basis (concluded)

   Reference should be made to the GM sectors' financial reviews that are presented on pages 12 through 20 and incorporated by reference to supplement the information presented herein.
   Second quarter 1997 net sales and revenues were $39.7 billion, which represented a decrease of $441 million compared with the prior year quarter. The decrease in net sales and revenues was primarily due to lower wholesale sales volumes in North America due to the current year work stoppages. Net sales and revenues for the six months ended June 30, 1997 were $77.2 billion compared with $74.9 billion for the first six months of 1996, reflecting higher wholesales sales volumes. Wholesale sales volumes for the first six months of 1996 reflect the unfavorable impact of the 17-day work stoppages at two component plants in Dayton, Ohio.
   The gross margin percentage for the 1997 second quarter was 17.0% compared with 17.6% in the prior year quarter. The gross margin percentage for the six months ended June 30, 1997 was 17.1%, compared with 15.5% for the first six months of 1996. The decrease in the second quarter 1997 gross margin primarily resulted from the decrease in wholesale sales volumes and higher sales incentives in North America, partially offset by lower material and manufacturing costs.
   Selling, general, and administrative expenses increased to $3.3 billion in the second quarter of 1997 compared with $3 billion in the prior year quarter and to $6.2 billion for the six months ended June 30, 1997 compared with $5.4 billion in the prior year period. The increases for the 1997 three and six month periods primarily reflected higher consumer influence spending associated with the launches of new vehicles and increased expenses related to continued efforts to grow the business in all of GM's business sectors. Depreciation and amortization expenses increased in the second quarter of 1997 and for the six months ended June 30, 1997 compared with the prior year periods, in connection with expenditures for expansion initiatives and production and quality improvements worldwide.
   Other income less income deductions increased to $1.3 billion for the 1997 second quarter compared with $583 million in the prior year quarter primarily due to a $490 million pre-tax gain ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock) related to the merger of the satellite service operations of Hughes and PAS and a $128 million pre-tax gain ($103 million after-tax or $0.14 per share of $1-2/3 par value common stock) related to the sale of GME's equity interest in Avis Europe. Other income less income deductions for the six months ended June 30, 1997 was $2.1 billion compared with $1.2 billion for the first six months of 1996 primarily due to the previously discussed gains related to the PAS merger and the sale of GME's equity interest in Avis Europe, combined with favorable settlements of legal claims and higher interest income.
   GM completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996, and accordingly, the financial results of EDS for the three and six months ended June 30, 1996 have been reported as discontinued operations. GM's 1996 second quarter net income, which included a loss from discontinued operations of $209 million, totaled $1.9 billion or $2.63 per share of $1-2/3 par value common stock.

Hughes Transactions

   On January 16, 1997, GM and Hughes announced a series of planned transactions designed to address strategic challenges and unlock stockholder value in the three Hughes business segments. The transactions would include the tax-free spin-off of the Hughes defense business to holders of $1-2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company. The spin-off will not be proposed in a manner that would result in the recapitalization of Class H common stock into $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Restated Certificate of Incorporation, as amended. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to Delphi. Finally, Class H common stock would be recapitalized into a GM tracking stock linked to the telecommunications and space business of Hughes.
  The distribution of the Hughes defense business to holders of $1-2/3 par value common stock and Class H common stock would be recorded at fair value with a gain of approximately $3.9 billion to $4.5 billion recognized and reported as "other income" in GM's consolidated financial statements. On July 14, 1997, GM received a ruling from the Internal Revenue Service that it's contemplated spin-off of the Hughes defense business would be tax-free to GM and its stockholders. The planned transactions must be approved by holders of $1-2/3 par value and Class H common stocks, among a number of other conditions. In addition, the merger of the Hughes defense business and Raytheon is subject to antitrust clearance and approval by Raytheon stockholders. No assurance can be given that the above transactions will be completed. GM expects to solicit stockholders' approval of the planned transactions during the fourth quarter of 1997, after certain conditions are satisfied.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets With Financing and Insurance Operations on an Equity Basis
(Unaudited)
                                             June 30,      Dec. 31,    June 30,
                                              1997           1996        1996
                                                      (Dollars in Millions)
                                    ASSETS

Cash and cash equivalents                 $10,855       $13,320       $11,501
Other marketable securities                 4,062         3,642         1,538
                                          -------       -------       -------
  Total cash and marketable securities     14,917        16,962        13,039
Accounts and notes receivable (less
  allowances)
  Trade                                     5,887         4,909         5,846
  Nonconsolidated affiliates                1,478           927         2,413
Inventories (less allowances)              13,528        11,898        11,755
Contracts in process (less advances
  and progress payments)                    2,264         2,187         2,440
Equipment on operating leases (less
  accumulated depreciation)                 4,047         3,918         3,747
Deferred income taxes and other             3,161         3,140         5,412
                                          -------       -------       -------
    Total current assets                   45,282        43,941        44,652
Equity in net assets of nonconsolidated
  affiliates                               10,061         9,855         9,761
Deferred income taxes                      19,692        20,075        17,981
Other investments and miscellaneous
  assets                                   13,586        11,712        12,225
Property - net                             37,211        37,156        35,200
Intangible assets -net                     14,864        12,523        10,116
                                         --------      --------      --------
    Total assets                         $140,696      $135,262      $129,935
                                          =======       =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $11,235       $11,527       $10,559
Loans payable                               1,281         1,214         1,155
Accrued liabilities and customer deposits  31,431        29,822        29,011
                                           ------        ------        ------
    Total current liabilities              43,947        42,563        40,725
Long-term debt                              5,967         5,192         5,264
Capitalized leases                            188           198           175
Postretirement benefits other than
  pensions                                 41,393        40,578        39,791
Pensions                                    5,822         5,966         5,349
Other liabilities and deferred
  income taxes                             16,385        15,650        15,959
Deferred credits                            1,845         1,605         1,649
                                         --------      --------      --------
    Total liabilities                     115,547       111,752       108,912
                                          -------       -------       -------
Minority interests                            716            92           163
Redeemable preferred stock of subsidiary      402             -             -
Stockholders' equity                       24,031        23,418        20,860
                                         --------      --------      --------
    Total liabilities and stockholders'
      equity                             $140,696      $135,262      $129,935
                                          =======       =======       =======

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis

   GM's cash and marketable securities totaled $14.9 billion at June 30, 1997, compared with $17 billion at December 31, 1996 and $13 billion at June 30, 1996. The decrease in cash and marketable securities from December 31, 1996 to June 30, 1997 was primarily due to approximately $2 billion in cash used to acquire
35.5 million shares of $1-2/3 par value common stock under the stock repurchase program announced in January 1997. Subsequently, on August 4, 1997, GM announced that it had completed the $2.5 billion stock repurchase program that began in the first half of 1997 and announced an additional $2.5 billion stock repurchase program of $1-2/3 par value common stock to be completed over a 12 month period. The stock repurchases to be made under the second repurchase program would represent about 5% of the outstanding shares of $1-2/3 par value common stock based on the New York Stock Exchange's closing price of $64.44 per share on Friday, August 1, 1997. The increase in cash and marketable securities from June 30, 1996 to June 30, 1997 was due primarily to higher cash levels generated from continuing operations for the period.
   During the second quarter of 1997, loans payable and long-term debt increased by over $800 million to $7.2 billion at June 30, 1997 from balances of $6.4 billion at December 31, 1996 and June 30, 1996, respectively. The increases were primarily due to an increase of more than $600 million in long-term debt assumed in the PAS merger previously discussed and other funding used for worldwide growth initiatives. Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases was $7.5 billion at June 30, 1997, compared with $10.4 billion at December 31, 1996 and $6.4 billion at June 30, 1996.
   Book value per share of $1-2/3 par value common stock increased to $29.99 at June 30, 1997, from $27.95 at December 31, 1996 and $24.79 at June 30, 1996.
Book value per share of Class H common stock increased to $14.99 at June 30, 1997, from $13.97 at December 31, 1996 and $12.40 at June 30, 1996.
                                    - 23 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources for GMAC

   At June 30, 1997, GMAC owned assets and serviced automotive receivables totaling $111.7 billion, $3.6 billion above year-end 1996, and $4.8 billion above June 30, 1996. Earning assets totaled $100.9 billion at June 30, 1997, compared with $95.7 billion and $93.3 billion at December 31 and June 30, 1996, respectively. The increase over year-end 1996 was primarily attributable to higher outstanding balances for wholesale receivables. Year-to-year increases in asset levels were attributed to growth of operating leases and greater wholesale and real estate mortgage balances.
   As of June 30, 1997, GMAC's total borrowings were $82.5 billion, an increase of $3.8 billion and $8.1 billion from December 31, 1996 and June 30, 1996, respectively. The higher borrowings outstanding were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at June 30, 1997 was 9.7:1, compared with 9.5:1 at December 31, 1996 and 8.9:1 at June 30, 1996. Continuing to utilize its asset securitization program, GMAC sold additional retail finance receivables totaling $1.5 billion (net) during the second quarter of 1997.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $40.2 billion at June 30, 1997, compared with $40.7 billion at year-end 1996 and $40.4 billion at June 30, 1996. The unused portion of these credit lines totaled $31.5 billion at June 30, 1997, $900 million and $100 million higher than December 31 and June 30, 1996, respectively.

Condensed Consolidated Statements of Cash Flows With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                           Six Months Ended
                                                              June 30,
                                                            1997       1996
                                                        (Dollars in Millions)

Net cash provided by operating activities                  $7,582    $6,048
                                                            -----     -----

Cash flows from investing activities
  Expenditures for property                                (4,070)   (4,176)
  Investments in companies, net of cash acquired           (1,652)      (54)
  Investments in other marketable securities
   - acquisitions                                          (7,963)   (5,261)
  Investments in other marketable securities
   - liquidations                                           7,543     4,917
  Operating leases - acquisitions                          (2,610)   (2,065)
  Operating leases - liquidations                           1,667     2,826
  Special inter-company payment from EDS                        -       500
  Other                                                       (29)      202
                                                           ------    ------
Net cash used in investing activities                      (7,114)   (3,111)
                                                            -----     -----

Cash flows from financing activities
  Net increase (decrease) in loans payable                     66    (1,034)
  Increase in long-term debt                                  195     1,898
  Decrease in long-term debt                                  (37)     (760)
  Proceeds from issuing common stocks                         281       191
  Repurchases of common stocks                             (2,292)        -
  Cash dividends paid to stockholders                        (829)     (837)
  Proceeds from sale of minority interest in DIRECTV            -       138
                                                            ------     -----
Net cash used in financing activities                      (2,616)     (404)
                                                            -----      ----

Effect of exchange rate changes on cash and cash
  equivalents                                                (317)    (182)
Net cash (used in) provided by continuing operations       (2,465)    2,351
Net cash provided by discontinued operations                    -       103
Net (decrease) increase in cash and cash equivalents       (2,465)    2,454
Cash and cash equivalents at beginning of the period       13,320     9,047
Cash and cash equivalents at end of the period            $10,855   $11,501

Cash Flows With Financing and Insurance Operations on an Equity Basis

   Net cash provided by operating activities was approximately $7.6 billion for the six months ended June 30, 1997, compared with net cash provided by operating activities of over $6 billion in the prior year period. The increase was primarily the result of an increase in cash generated from higher income from continuing operations.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash Flows With Financing and Insurance Operations on an Equity Basis
(concluded)

   Net cash used in investing activities amounted to $7.1 billion for the six months ended June 30, 1997 compared with $3.1 billion in the prior year period. The increase in net cash used in investing activities during the 1997 period was primarily due to approximately $1.5 billion of cash consideration used to consummate the merger of the satellite service operations of Hughes and PAS (see
Note 2 to the GM consolidated financial statements), combined with a $1.7 billion net increase in cash used for operating leases.
   Net cash used in financing activities totaled $2.6 billion for the six months ended June 30, 1997, compared with $404 million for the prior year period. The increase was primarily due to the use of $2 billion during the first half of 1997 to acquire 35.5 million shares of $1-2/3 par value common stock, completing 80 percent of the Corporation's $2.5 billion stock repurchase program announced in January 1997. GM also used approximately $300 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans.
   A second quarter cash dividend on $1-2/3 par value common stock of $0.50 per share was paid on June 10, 1997. This dividend declaration raises cash dividends in the first six months of 1997 to $1.00 per share compared with $0.80 per share in the same 1996 period. A second quarter cash dividend on Class H common stock of $0.25 per share was paid on June 10, 1997. This continues the level established in the first quarter of 1997 and raises cash dividends in the first six months of 1997 to $0.50 per share compared with $0.48 per share in the same 1996 period. On August 4, 1997, the GM Board of Directors declared a cash dividend for the third quarter of 1997 on $1-2/3 par value and Class H common stocks of $0.50 and $0.25, respectively, payable September 10, 1997.

Cash Flows for GMAC

   Cash provided by operating activities during the six months ended June 30, 1997 totaled $3.2 billion, a decrease from the $3.9 billion provided during the comparable 1996 period. The decrease was attributed mainly to increased net purchases of both mortgage loans and mortgage trading securities, offset primarily by increases in payables to GM for vehicle shipments to dealers under GMAC wholesale finance agreements.
   Cash used for investing activities during the first six months of 1997 totaled $7.2 billion, compared with $3.6 billion during the same period in 1996. The period-to-period increase was primarily attributable to lower sale of receivable proceeds resulting from decreased asset securitization activity.
   During the first six months of 1997, cash provided by financing activities totaled $4 billion, compared with approximately $900 million of cash used by financing activities during the first six months of 1996. The $4.9 billion change was primarily attributable to increased proceeds from the issuance of short term debt used to fund increases in wholesale receivable balances.

Security Ratings

   On April 24, 1997, Standard and Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P), affirmed its security ratings of GM, GMAC, and various overseas affiliates of GMAC. S&P also revised the ratings outlook from stable to positive based on GM's generation of very strong overall earnings and cash flows over the past three years, which S&P indicated reflects the effectiveness of restructuring measures at GM's North American automotive operations.
   In addition, S&P affirmed its security ratings of Hughes and indicated that the security ratings outlook for Hughes remains developing.
   On June 18, 1997, Fitch Investors Services (Fitch) upgraded GM's senior debt rating to A from A- and its preference shares rating to A- from BBB+. In addition, GM's Capital Trust D and Capital Trust G Trust Originated Preferred Securities (TOPrS) were rated A- (see Note 11 to the GM consolidated financial statements) .
   Fitch also upgraded GMAC's outstanding senior debt rating to A from A- and all of its commercial paper ratings were affirmed at F-1. The senior debt ratings of certain GMAC affiliates, which included GMAC Australia (Finance) Limited, GMAC of Canada Limited, and GMAC International Finance B.V., were upgraded to A from A-, while commercial paper and other short-term obligations ratings of other GMAC affiliates, which included GMAC Nederland N.V. and GMAC (U.K.) Finance plc., were affirmed at F-1.
   Fitch's A and A- ratings are the sixth and seventh highest within the 10 investment grade ratings available from Fitch for long-term debt, with such debt considered to be investment grade and of high credit quality based on the obligor's strong ability to pay interest and repay principal. The debt may be more vulnerable to adverse changes in economic conditions and circumstances than debt with higher ratings.
   Fitch's A- and BBB+ ratings are the seventh and eighth highest within the 10 investment grade ratings available from Fitch for preferred or preference stocks. Preferred or preference stocks in the "A" category are of good quality with asset protection and coverages of related dividends considered adequate and expected to be maintained, while preferred or preference stocks in the "BBB" category are considered to be reasonably safe but lack the protection of the "A" to "AAA" categories.
   Fitch's F-1 rating for commercial paper and other short-term obligations is the second highest of four investment grade ratings available from Fitch and is assigned to short-term issues that possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner.
   The outlook, which indicates the likely direction of the rating, was revised by Fitch to stable from improving for both GM and GMAC.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls
                                                         1997   1996
Worldwide Employment at June 30, (in thousands)
  GM-NAO                                                 243     256
  Delphi                                                 176     179
  GMIO                                                   114     109
  GMAC                                                    18      17
  Hughes                                                  88      84
  Other                                                   10      11
                                                         ---    ----
    Employees associated with continuing operations      649     656
                                                         ===     ===

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                       1997       1996       1997       1996
Worldwide payrolls - continuing operations
  (in billions)                      $7,631     $7,432    $15,364    $14,972
                                      =====      =====     ======     ======

New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in that financial statement. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. GM will adopt SFAS No. 130 and No. 131 on January 1, 1998, as required.


                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1997 or subsequent thereto, but before the filing of this report are summarized below.

Environmental Matters

   On May 16, 1997, GM reached a tentative settlement of a claim by the State of North Dakota that GM had disposed of hazardous waste in a non-hazardous waste landfill in North Dakota. The state alleged that 99 drums of an aluminum grinding waste that were disposed of by GM's Powertrain Group Bay City facility over several years exceeded the hazardous waste regulatory threshold for lead, and, therefore, had been improperly disposed of in the non-hazardous landfill. GM's internal assessment determined that the aluminum grinding waste had been part of a much larger ferrous metal grinding waste stream which had been tested and shown to be non-hazardous and that other aluminum grinding waste streams at the facility had been tested and also been shown to be non-hazardous. When the aluminum grinding waste was segregated from the ferrous metal grinding waste, the facility, relying on a permissible method called "generator knowledge", considered the waste to be non-hazardous and it was accepted as such by the landfill. As part of the settlement, GM will undertake a good faith effort to remove the drums of aluminum grinding waste and to make a voluntary contribution of $120,000 to the state's Environmental Quality Restoration Fund.
                                    * * *
   As previously reported, several actions seeking compensatory and punitive damages in unspecified amounts were filed against Hughes by plaintiffs alleging that they suffered injuries as a result of the migration into the Tucson, Arizona water supply of alleged toxic substances that were disposed of at a facility owned by the United States Government which Hughes operates under a contract with the U.S. Air Force. These actions included a putative class action filed in Arizona State Court, Cordova v. Hughes Aircraft Company, an individual action filed on behalf of approximately 800 plaintiffs in Federal District Court in Arizona, Yslava v. Hughes Aircraft Company, and a class action filed in Federal District Court in Arizona, Lanier v. Hughes Aircraft Company. Other governmental and private entities are known to have also been sources of substances which may have migrated into the Tucson water supply. Hughes believes that it has strong defenses to the claims asserted against it and that it may have claims for contribution against the other entities. In July, 1996, the Cordova court denied plaintiff's motion for class certification and, subsequently, an amended complaint in intervention on behalf of more than 400 plaintiffs asserting individual claims was filed.

   The facts alleged in these cases are similar to the facts alleged in the previously reported action entitled Valenzuela v. Hughes Aircraft Company. As previously reported, the Valenzuela action was settled pursuant to an agreement under which Hughes' principal insurers provided $70.7 million and Hughes provided $13.8 million. At the time of such settlement, Hughes and its insurers were litigating in the United States District Court in Arizona their respective ultimate liability to one another for the amounts paid in connection with the Valenzuela claims. This litigation, entitled Smith, et al. v. Hughes Aircraft Company and related cases, was commenced in 1988 by various insurers seeking a declaratory judgment that the Valenzuela claims are not covered under the terms of the insurance policies issued to Hughes. These and other insurers have taken a similar position with respect to the more recently filed actions and are also litigating that position against Hughes regarding insurance coverage for the Valenzuela claims in the Arizona and California federal and state courts. In September, 1991, the Smith court entered summary judgment in favor of Hughes' insurers who issued policies from 1971 to 1985, based upon "pollution exclusions" contained in those policies. In November, 1993, the Ninth Circuit affirmed in substantial part this particular ruling. Further proceedings continue in the District Court.

   The contract under which Hughes has operated the Air Force facility contains provisions under which indemnification from the Air Force may be provided for certain liabilities which Hughes may incur in connection with its operation of the facility to the extent such liabilities are not covered by insurance. Hughes intends to prosecute all appropriate claims it may have for insurance coverage and, if necessary, to pursue all appropriate claims for indemnification or contribution relating to the actions described above.

                                    * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters

   With respect to the previously reported matter in which a jury in California State Court awarded two former Hughes employees, Lane and Villalpando, a total of $89.5 million in damages against Hughes based principally on allegations of racial discrimination and retaliation, which award, as also previously reported, had been reduced by the Court of Appeal to $17.33 million, the California Supreme Court on March 19, 1997 granted Hughes' request for a review of the $17.33 million judgment, and ordered the Court of Appeal to vacate its decision and reconsider the case. On March 27, 1997 the Court of Appeal issued such an order and requested supplemental briefs. On July 28, 1997 the Court of Appeal
reissued   essentially  the  same  opinion  and  award.   Hughes'  petition  for
reconsideration is pending and, if necessary, it will request review by the California Supreme Court.
                                    * * *
   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit (CAFC) affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the CAFC for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997 the U.S. Supreme Court, citing a recent decision it had rendered in Warner-Jenkinson v. Hilton Davis, remanded Hughes' suit over the Williams Patent back to the CAFC in order to have the CAFC determine whether the ruling in the Williams case was consistent with the U.S. Supreme Court's decision in the Warner-Jenkinson case. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration of the case by the CAFC. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of GM attributable to Class H common stock.
   The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at June 30, 1997. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

                                    * * *
   With respect to three previously reported class actions filed against General Motors, as well as a number of other vehicle and parts manufacturers and dealers, claiming that the front seat air bags installed in 1993 to 1997 model vehicles are defective: Eloisa Rodriquez, et al. v. General Motors Corporation, Ford Motor Company, Chrysler Corporation, Volvo of North America, Inc., Armadillo Motor Company, Inc. and Wickstrom Chevrolet Co., Inc., filed on April 11, 1997, in the District Court of Maverick County, Texas; Ellen Smith, et al.
v. General Motors Corporation, Ford Motor Corporation, Chrysler Corporation, Sylacauga Auto Plex, et al., filed on April 25, 1997, in Circuit Court of Coosa County, Alabama; and Frederick Lewis, et al. v. Volvo of North America, Inc., General Motors Corporation, Ford Motor Corporation, Chrysler Corporation, and Spinato Chrysler Plymouth, Inc. dba Bergeron Volvo filed in Civil District Court for the Parish of Orleans, Louisiana, the Alabama matter has been remanded to state court. GM intends to vigorously defend these actions.

                                    * * *
   With respect to the previously reported matter In Re General Motors Anti-Lock Brake Products Liability Litigation, plaintiffs filed a consolidated complaint which GM successfully moved to dismiss. The court granted dismissal on June 11, 1997, without leave to amend. Plaintiffs are seeking reconsideration and are expected to appeal if they are not successful.

                                    * * *
(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 1997, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   With regard to the previously reported Civil Administrative Complaint, In the Matter of: General Motors Corporation, U.S. EPA Docket NO. RUST 002-93, issued by EPA against the Corporation alleging that 65 petroleum and hazardous substance underground storage tanks (USTs) operated at its Technical Center in Warren, Michigan, have been in violation of certain EPA UST regulations, GM and EPA entered into a Consent Agreement and Final Order on June 27, 1997, resolving all EPA claims pertaining to the matter. The Consent Agreement and Final Order requires GM to pay a civil penalty of $58,000.

                                    * * *
                                    - 28-

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Environmental Matters (concluded)

   With regard to the previously reported notice given by the Wayne County Department of Health Air Pollution Division ("Wayne County") in November of
1996, to General Motors that Wayne County was seeking fines in excess of $100,000 in connection with alleged intermittent emissions of offensive odors since 1993 at GM's Oil Reclamation Facility at Clark Street in Detroit, Michigan, GM and Wayne County have resolved the matter with GM's agreement to pay $99,000 to Wayne County and donate $50,000 to three local schools. GM has also decided to close the oil reclamation facility.

                                 * * * * * *
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on May 23, 1997.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                      1997 General Motors Annual Meeting
                             Final Voting Results
                        (All classes of common stock)
Proposal                                                   Voting Results
                                                        Votes*      Percent**
Item No. 1
      Nomination and Election of Directors

      The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.

         Anne L. Armstrong             For          579,268,355       98.6%
                                       Withheld       8,070,167        1.4
         Percy N. Barnevik             For          579,581,429       98.7
                                       Withheld       7,757,094        1.3
         John H. Bryan                 For          579,585,425       98.7
                                       Withheld       7,753,098        1.3
         Thomas E. Everhart            For          579,448,463       98.7
                                       Withheld       7,890,059        1.3
         Charles T. Fisher, III        For          579,503,112       98.7
                                       Withheld       7,835,410        1.3
         George M. C. Fisher           For          579,615,820       98.7
                                       Withheld       7,722,703        1.3
         J. Willard Marriott, Jr.      For          579,492,184       98.7
                                       Withheld       7,846,339        1.3
         Ann D. McLaughlin             For          577,145,659       98.3
                                       Withheld      10,192,864        1.7
         Harry J. Pearce               For          579,596,955       98.7
                                       Withheld       7,741,568        1.3
         Eckhard Pfeiffer              For          579,595,574       98.7
                                       Withheld       7,742,948        1.3
         John G. Smale                 For          579,413,865       98.7
                                       Withheld       7,924,657        1.3
         John F. Smith, Jr.            For          579,493,833       98.7
                                       Withheld       7,844,689        1.3
         Louis W. Sullivan             For          579,246,115       98.6
                                       Withheld       8,092,407        1.4
         Dennis Weatherstone           For          579,547,572       98.7
                                       Withheld       7,790,951        1.3
         Thomas H. Wyman               For          579,424,155       98.7
                                       Withheld       7,914,367        1.3

Item No. 2
      A proposal of the Board of       For          582,169,751       99.1%
      Directors that the stockholders  Against        2,465,960        0.4
      ratify the selection of          Abstain        2,702,811        0.5
      Deloitte & Touche LLP as
      independent public accountants
      for the year 1997.

Item No. 3
      A proposal of the Board of       For          466,747,447       92.4%
      Directors that the stockholders Against        31,983,852        6.3
      ratify the approval of the      Abstain        6,352,263         1.3
      Non-Employee Director Long-Term
      Stock Incentive Plan.
                                    - 29 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Concluded

Proposal                                                     Voting Results

                                                         Votes*      Percent**
Item No. 4
      A proposal of the Board of        For           449,163,964       89.0%
      Directors that the stockholders   Against        49,586,470        9.8
      ratify to approve the incentive   Abstain         6,191,111        1.2
      program consisting of the
      1997 Annual Incentive Plan, the 1997
      Stock Incentive Plan, and the 1997
      Performance Achievement Plan.

Item No. 5
      A stockholder proposal to limit    For           21,790,160        4.3%
      the number of years future         Against      473,736,648       93.8
      outside Directors serve.           Abstain        9,421,320        1.9

Item No. 6
      A proposal by stockholders that    For          138,371,961       27.4%
      the Board of Directors provide     Against      358,946,216       71.1
      for cumulative voting in the       Abstain        7,621,860        1.5
      election of directors.

Item No. 7
      A stockholder proposal to          For           34,724,542        6.9%
      re-start separate chief executive  Against      459,112,730       91.1
      and independent board chairman     Abstain        9,911,924        2.0
      positions.

Item No. 8
      A stockholder proposal to          For           32,751,863        6.5%
      require 90% of directors be        Against      463,332,897       91.8
      independent.                       Abstain        8,854,727        1.7

Item No. 9
      A stockholder proposal regarding   For           27,460,081        5.4%
      stock options for directors.       Against      466,997,267       92.5
                                         Abstain       10,479,741        2.1


* Numbers represent the aggregate voting power of all votes cast with holders of $1-2/3 par value common stock casting one vote per share and holders of Class H common stock casting one-half of a vote per share.

** Percentages represent the aggregate voting power of both classes of GM common stock cast for each item.





                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.

2(a)     Agreement  and Plan of Merger by and  between
         HE  Holdings,  Inc.  and Raytheon Company dated
         as of January 16, 1997, filed as Exhibit 2(a) to
         the  Current  Report on Form 8-K of General  Motors
         Corporation  dated January 16, 1997                          N/A

2(b)     Implementation  Agreement by and between General
         Motors Corporation and Raytheon Company dated as
         of January 16, 1997, filed as Exhibit 2(b) to
         the  Current  Report on Form 8-K of General  Motors
         Corporation  dated January 16, 1997                          N/A

2(c)     Form of Agreement and Plan of Merger by and between
         General Motors Corporation and _____________ Corporation
         (included as Exhibit A to the Implementation
         Agreement attached as Exhibit 2(b) to the Current
         Report on Form 8-K dated January 16, 1997), filed as
         Exhibit 2(c) to the Current Report on
         Form 8-K of General Motors Corporation dated
         January 16, 1997                                             N/A

2(d)*    List of Omitted Schedules and Other Attachments,
         filed as Exhibit 2(d) to the Current Report on Form 8-K
         of General Motors  Corporation  dated January 16, 1997       N/A

3(ii)**  By-Laws of General Motors Corporation as amended to
         August 4, 1997                                                33

4(e)(i)  Amended and Restated Declaration of Trust of General
         Motors Capital Trust D, incorporated by reference to
         Exhibit 4(c)(i) to the Current Report on Form 8-K
         of General Motors Corporation dated July 1, 1997             N/A

4(e)(ii) Amended and Restated Declaration of Trust of General
         Motors Capital Trust G, incorporated by reference to
         Exhibit 4(c)(ii) to the Current Report on Form 8-K
         of General Motors Corporation dated July 1, 1997             N/A

4(f)(i)  Indenture between General Motors Corporation and
         Wilmington Trust Company, incorporated by reference
         to Exhibit 4(d)(i) to the Current Report on Form 8-K
         of General Motors Corporation dated July 1, 1997             N/A

4(f)(ii) First Supplemental Indenture between General Motors
         Corporation and Wilmington Trust Company With Respect
         To The Series D Junior Subordinated Debentures,
         incorporated by reference to Exhibit 4(d)(ii) to the
         Current Report on Form 8-K of General Motors Corporation
         dated July 1, 1997                                           N/A

4(f)(iii) Second Supplemental Indenture between General Motors
          Corporation and Wilmington Trust Company With Respect
          To The Series G Junior Subordinated Debentures,
          incorporated by reference to Exhibit 4(d)(iii) to
          the Current Report on Form 8-K of General Motors
          Corporation dated July 1, 1997                              N/A

4(g)(i)  Series D Preferred Securities Guarantee Agreement,
         General Motors Capital Trust D, incorporated by
         reference to Exhibit 4(g)(i) to the Current Report on
         Form 8-K of General Motors Corporation dated July 1, 1997    N/A

4(g)(ii) Series G Preferred Securities Guarantee Agreement,
         General Motors Capital Trust G, incorporated by reference
         to Exhibit 4(g)(ii) to the Current Report on
         Form 8-K of General Motors Corporation dated July 1, 1997    N/A

11       Computation of Earnings Per Share Attributable to
         Common Stocks for the Three and Six Month Periods
         Ended June 30, 1997 and 1996                                  62

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (concluded)

12      Computation of Ratios of Earnings to Fixed Charges
        for the Six Month Periods Ended June 30, 1997 and 1996         66

99      Hughes Electronics Corporation and Subsidiaries
        Consolidated Financial Statements and Management's
        Discussion and Analysis of Financial Condition and
        Results of Operations                                          67

27      Financial Data Schedule (for SEC information only)

*  The  registrant  hereby  undertakes to furnish  supplementally  a copy of any
   omitted   schedule  or  other  attachment  to  the  Securities  and  Exchange
   Commission upon request.

** Amendment to Section 1.1 of Article I to revise the date of the annual meeting of stockholders.

(b)  REPORTS ON FORM 8-K.

   Three reports on Form 8-K, dated April 14, 1997, May 23, 1997, and May 27, 1997, were filed during the quarter ended June 30, 1997 reporting matters under
Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.


                                 * * * * * *


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        GENERAL MOTORS CORPORATION
                                       (Registrant)



Date August 14, 1997                   /s/Peter R. Bible
--------------------                   --------------------------------------
                                      (Peter R. Bible,
                                       Chief Accounting Officer)