Form 10-Q
period 1997-09-30
GENERAL MOTORS CORP
filed 1997-11-12
CIK 40730

Unknown;Steven R. Mark;
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended September 30, 1997


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

         As of September 30, 1997, 707,269,900 shares of the issuer's $1-2/3 par value common stock and 102,459,164 shares of Class H $0.10 par value common stock were outstanding.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                      Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1997 and 1996                      3

           Consolidated Balance Sheets as of September 30, 1997,
           December 31, 1996 and September 30, 1996                      4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996                 5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            26

   Item 6. Exhibits and Reports on Form 8-K                             27

Signature                                                               28

Exhibit 11 Computation of Earnings Per Share Attributable to
           Common Stocks for the Three and Nine Months Ended
           September 30, 1997 and 1996                                  29

Exhibit 99 Hughes Electronics Corporation and Subsidiaries
           Consolidated Financial Statements and Management's
           Discussion and Analysis of Financial Condition and
           Results of Operations                                        33

Exhibit 27 Financial Data Schedule (for SEC information only)

                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       1997       1996        1997       1996
                                      ------     ------      ------    -------
                                   (Dollars in Millions Except PerShare Amounts)
Net sales and revenues
Manufactured products                $37,103   $34,590    $114,267    $109,416
Financial services                     3,162     3,179       9,563       9,483
Other income (Note 4)                  1,625     1,309       5,447       4,201
                                      ------    ------     -------     -------
    Total net sales and revenues      41,890    39,078     129,277     123,100
                                      ------    ------     -------     -------

Costs and expenses
Cost of sales and other operating
  charges, exclusive of items listed
  below                               31,484    29,624      95,522      92,871
Selling, general, and administrative
  expenses                             3,884     3,632      11,459      10,280
Depreciation and amortization expenses 3,030     2,927       9,196       8,917
Interest expense                       1,508     1,423       4,469       4,258
Plant closing expense (adjustment)         -      (409)         80        (409)
Other deductions (Note 4)                388       383         956       1,249
                                      ------    ------     -------     -------
    Total costs and expenses          40,294    37,580     121,682     117,166
                                      ------    ------     -------     -------

Income from continuing operations
  before income taxes and minority
  interests                            1,596     1,498       7,595       5,934
Income taxes                             533       258       2,675       1,788
Minority interests                         4        31          41          21
                                      ------    ------     -------      ------
Income from continuing operations      1,067     1,271       4,961       4,167
Income from discontinued operations
  (Note 3)                                 -         -           -          10
                                      ------    ------     -------      ------
    Net income                         1,067     1,271       4,961       4,177
Premium on exchange of preference
  stocks (Note 11)                        26         -          26           -
Dividends on preference stocks            16        21          56          61
                                      ------    ------     -------      ------
    Earnings on common stocks         $1,025    $1,250      $4,879      $4,116
                                       =====     =====       =====       =====

Earnings attributable to common
  stocks (Note 10)
  $1-2/3 par value from continuing
    operations                          $964    $1,188      $4,622      $3,892
  Loss from discontinued operations        -         -           -          (5)
                                        ----     -----       -----       -----
    Net earnings attributable to
      $1-2/3 par value                  $964    $1,188      $4,622      $3,887
                                         ===     =====       =====       =====
  Income from discontinued operations
    attributable to Class E            $   -     $   -      $    -         $15
                                        ====      ====       =====          ==
  Net earnings attributable to Class H   $61       $62        $257        $214
                                          ==        ==         ===         ===

Average number of shares of common
  stocks outstanding (in millions)
    $1-2/3 par value                     713       756         728         756
    Class E                                -         -           -         470
    Class H                              102        99         101          98

Earnings per share attributable to
  common stocks (Note 10)
  $1-2/3 par value from continuing
    operations                         $1.35     $1.57        $6.35      $5.15
  Loss from discontinued operations        -         -            -      (0.01)
                                        ----      ----         ----       ----
    Net earnings attributable to
      $1-2/3 par value                 $1.35     $1.57        $6.35      $5.14
                                        ====      ====         ====       ====
  Income from discontinued operations
    attributable to Class E            $   -     $   -        $   -      $0.04
                                        ====      ====         ====       ====
  Net earnings attributable to Class H $0.60     $0.63        $2.54      $2.18
                                        ====      ====         ====       ====

Cash dividends per share of common
  stocks
    $1-2/3 par value                    $0.50     $0.40        $1.50     $1.20
    Class E                             $   -     $   -        $   -     $0.30
    Class H                             $0.25     $0.24        $0.75     $0.72

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,              Sept. 30,
                                                 1997     Dec. 31,      1996
                                             (Unaudited)   1996      (Unaudited)
                                                   (Dollars in Millions)
                                    ASSETS
Cash and cash equivalents                      $10,406    $14,063     $13,399
Other marketable securities                     10,490      8,199       6,421
                                                ------    -------     -------
  Total cash and marketable securities          20,896     22,262      19,820

Finance receivables - net                       58,966     57,550      56,495
Accounts and notes receivable (less allowances)  7,223      6,557       7,379
Inventories (less allowances) (Note 5)          12,820     11,898      12,129
Contracts in process (less advances and
  progress payments)                             2,169      2,187       2,159
Deferred income taxes                           19,588     19,510      20,848
Equipment on operating leases (less accumulated
  depreciation)                                 32,964     30,112      30,308
Property
  Real estate, plants, and equipment            70,679     69,770      69,127
  Less accumulated depreciation                (41,287)   (41,298)    (41,508)
                                                ------     ------      ------
    Net real estate, plants, and equipment      29,392     28,472      27,619
  Special tools - net                            9,128      9,032       8,556
                                               -------    -------     -------
      Total property                            38,520     37,504      36,175

Intangible assets - net                         14,979     12,691      10,253
Other assets - net                              25,010     21,871      20,323
                                              --------   --------    --------
    Total assets                              $233,135   $222,142    $215,889
                                               =======    =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable (principally trade)        $15,021    $14,221     $13,206
   Notes and loans payable                      90,914     85,300      81,328
   Deferred income taxes                         4,712      3,207       3,521
   Postretirement benefits other than
     pensions (Note 6)                          44,427     43,190      42,775
   Pensions                                      7,100      7,599       6,691
   Other liabilities and deferred credits       46,426     45,115      46,424
                                              --------   --------     -------
    Total liabilities                          208,600    198,632     193,945
                                               -------    -------     -------

   Minority interests                              735         92         144
   General Motors - obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts holding solely
    junior subordinated debentures of
    General Motors (Note 11)
      Series D                                      79          -           -
      Series G                                     143          -           -

Stockholders' equity
  Preference stocks                                  1          1           1
   Common stocks
    $1-2/3 par value (Note 9; issued, 707,772,699;
      756,619,625; and 756,622,676 shares)       1,180      1,261       1,261
    Class H (Note 2; issued, 102,648,686;
      100,075,000 and 99,197,196 shares)            10         10          10
   Capital surplus (principally additional
      paid-in capital)                          16,211     19,189      19,134
   Retained earnings                             9,846      6,137       5,697
                                               -------    -------      ------
      Subtotal                                  27,248     26,598      26,103
   Minimum pension liability adjustment         (3,490)    (3,490)     (4,742)
   Accumulated foreign currency translation
     adjustments                                  (727)      (113)         50
   Net unrealized gains on investments in
     certain debt and equity securities            547        423         389
                                              --------   --------    --------
      Total stockholders' equity                23,578     23,418      21,800
                                              --------     ------      ------
      Total liabilities and stockholders'
        equity                                $233,135   $222,142    $215,889
                                               =======    =======     =======



Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   Nine Months Ended Sept. 30,
                                                       1997           1996
                                                      (Dollars in Millions)

Net cash provided by operating activities            $13,123       $14,195
                                                      ------        ------

Cash flows from investing activities
  Expenditures for property                           (6,958)       (6,764)
  Investments in companies, net of cash acquired      (1,788)         (126)
  Investments in other marketable securities
    - acquisitions                                   (24,790)      (16,933)
  Investments in other marketable securities
    - liquidations                                    23,547        16,081
  Finance receivables - acquisitions                (128,300)     (118,787)
  Finance receivables - liquidations                 105,401        92,875
  Proceeds from sales of finance receivables          20,512        28,675
  Operating leases - acquisitions                    (16,206)      (14,502)
  Operating leases - liquidations                     10,138         7,745
  Special inter-company payment from EDS                   -           500
  Other                                                  721           577
                                                      ------       -------
Net cash used in investing activities                (17,723)      (10,659)
                                                      ------       -------

Cash flows from financing activities
  Net increase (decrease) in loans payable             3,162        (3,760)
  Increase in long-term debt                          11,658        13,497
  Decrease in long-term debt                          (9,340)       (9,469)
  Proceeds from issuing common stocks                    471           211
  Repurchases of common stocks                        (3,353)            -
  Cash dividends paid to stockholders                 (1,252)       (1,183)
  Proceeds from sale of minority interest in DIRECTV(R)    -           138
                                                       ------       ------
Net cash provided by (used in) financing activities    1,346          (566)
                                                       -----        ------

Effect of exchange rate changes on cash and cash
  equivalents                                           (403)         (170)
Net cash (used in) provided by continuing operations  (3,657)        2,800
Net cash provided by discontinued operations               -           103
                                                      -------       ------
Net (decrease) increase in cash and cash equivalents  (3,657)        2,903
Cash and cash equivalents at beginning of the period  14,063        10,496
                                                      ------        ------
Cash and cash equivalents at end of the period       $10,406       $13,399
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

Derivative Instruments
   GM is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodities prices. These financial exposures are managed in accordance with corporate policies and procedures.
   GM established the Risk Management Committee to develop and monitor the Corporation's financial risk strategies, policies and procedures. The Committee reviews and approves all new risk management strategies, establishes approval authority guidelines for approved programs and monitors compliance and performance of existing risk management programs. GM does not enter into derivative transactions for trading purposes.
   As part of the hedging program approval process, GM's management is required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk, and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, vehicle production forecasts, capital planning forecasts, and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. If it is determined that the correlation between the financial exposure and the hedging instrument is below a specified level, the transaction is generally not approved. In those infrequent instances in which approval is received for a hedging transaction that does not meet the correlation requirement, the derivative is marked to market for accounting purposes. The hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by management on an ongoing basis.
   Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market on a current basis.
   Interest rate swaps that are designated, and effective, as hedges of underlying debt obligations are not marked to market, but are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Open interest rate swaps are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions, interest rate caps and collars, and swaps with embedded swaptions) and other swaps that do not qualify for hedge accounting are marked to market on a current basis.
   GM also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market on a current basis.














                                    - 6 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 1.  Significant Accounting Policies (concluded)
New Accounting Standards
   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an entity classify items of other comprehensive income by their nature in that financial statement. In addition, the accumulated balance of other comprehensive income must be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 requires reporting segment profit or loss, certain specific revenue and expense items and segment assets. It also requires reconciliations of total segment revenues, total segment profit or loss, total segment assets, and other amounts disclosed for segments to corresponding amounts reported in the financial statements. Restatement of comparative information for earlier periods presented is required in the initial year of application. Interim information is not required until the second year of application, at which time comparative information is required. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Note 2.  Hughes Business Matters
Hughes Transactions
   On October 6, 1997, the GM Board of Directors approved the final terms for a series of related transactions (the "Hughes Transactions") designed to address strategic challenges facing the three principal businesses of Hughes and to unlock stockholder value in GM. The transactions approved by the GM Board of Directors include the tax-free spin-off of the defense electronics business of Hughes, known as Hughes Defense, to holders of $1-2/3 par value and Class H common stocks, to be followed immediately by the tax-free merger of that business with Raytheon Company. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, Class H common stock would be recapitalized into a GM tracking stock linked to the telecommunications and space business of Hughes.
   The GM Board of Directors also approved the formula to be used to determine the distribution ratio for the allocation of the Class A common stock of Hughes Defense between GM $1-2/3 and Class H common stockholders in connection with the Hughes Defense spin-off. GM would distribute approximately 103 million shares of Class A common stock of Hughes Defense, which would represent about 30 percent of the total equity of the combined Hughes Defense/Raytheon Company, to GM $1-2/3 and Class H common stockholders if the Hughes Transactions are approved.
   The distribution to GM Class H common stockholders will account for their tracking stock interest in Hughes Defense, plus an additional amount valued at approximately $1.733 billion to compensate for the elimination of their tracking stock interest in Delco Electronics and other factors. GM $1-2/3 common stockholders would receive the remaining shares of Class A common stock.
   In July 1997, GM received a private letter ruling from the U.S. Internal Revenue Service confirming that the spin-off of Hughes Defense would be tax free to GM and its stockholders for U.S. federal income tax purposes. In addition, GM and Raytheon have reached agreement with the U.S. Department of Justice regarding the basis upon which the merger of Hughes Defense and Raytheon can proceed consistent with the Government's enforcement of U.S. antitrust laws. The agreement was filed, in the form of a proposed final judgment, with the U.S. District Court for the District of Columbia on October 16, 1997. On October 24, 1997, the court entered a stipulation and order requiring the parties to abide by the provisions of the agreement pending expiration of the 60-day statutory notice and comment period and entry of final judgment, thereby permitting the parties to consummate the merger of Hughes Defense and Raytheon.
   GM would record the distribution of Hughes Defense to holders of $1-2/3 and Class H common stock at fair value and would recognize a gain of approximately $3.9 to $4.5 billion. In addition, it is estimated that there would be a reduction of GM's overall stockholders' equity of between $0.6 and $1.6 billion as a result of the Hughes Transactions.
   A solicitation statement/prospectus of General Motors and Hughes Defense (in the name of HE Holdings) has been filed with the Securities and Exchange Commission and will be distributed to holders of GM $1-2/3 and Class H common stock in order to secure their approval of the proposed Hughes Transactions. If such approval is obtained, the Hughes Transactions could occur before the end of the year. In addition, the merger of Hughes Defense and Raytheon is subject to approval by Raytheon shareholders. No assurance can be given that the above transactions will be completed.
                                    - 7 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 2.  Hughes Business Matters (concluded)

   No offering of Hughes Defense common stock or the new GM Class H common stock nor any solicitation by means of a proxy or written consent would be made except through the use of the solicitation statement/prospectus.

Merger of Satellite Service Operations
   In May 1997, Hughes and PanAmSat Corporation (PAS) completed the merger of their respective satellite service operations into a new publicly-held company. Hughes contributed its Galaxy(R) satellite services business in exchange for a 71.5% interest in the new company. Existing PAS stockholders received a 28.5% interest in the new company and $1.5 billion in cash.
   For accounting purposes, the merger was treated by Hughes as an acquisition of 71.5% of PAS and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the net assets acquired, including intangible assets, based on estimated fair values at date of acquisition. In addition, the merger was treated as a partial sale of the Galaxy business by Hughes and resulted in a one-time pre-tax gain of $490 million ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock).


Note 3.  EDS Split-Off

   On June 7, 1996, GM split-off Electronic Data Systems Corporation (EDS) to former Class E stockholders on a tax-free basis for U.S. federal income tax purposes. The financial data related to EDS for the nine month period ended September 30, 1996 is classified as discontinued operations. The GM unaudited consolidated financial statements for 1997 exclude the assets, liabilities and operating results of EDS.
   EDS systems and other contracts revenues from outside customers included in income from discontinued operations totaled $4.3 billion for the nine month period ended September 30, 1996. Income from discontinued operations of $10 million for the nine month period ended September 30, 1996 is reported net of income tax expense of $14 million.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)


Note 4.  Other Income and Other Deductions

  Other income and other deductions consisted of the following (in millions):

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                       1997       1996       1997       1996
                                      ------     ------     ------     -----
Other income
  Nonfinancing interest                 $561      $436     $1,510     $1,215
  Gain on PAS merger (Note 2)              -         -        490          -
  Insurance premiums                     252       223        767        698
  Mortgage servicing and processing fees 161       148        528        384
  Claims and commissions                 126       215        382        428
  Gain on sale of interest in Avis Europe (1)        -          -        128

  Income from sales of receivables
    programs                              98       124        311        380
  Insurance capital and investment gains  43        71        166        184
  VW Settlement (2)                        -         -         88          -
  Gain on sale of interest in DIRECTV (3)  -         -          -        120
  Other                                  384        92      1,077        792
                                         ---     -----      -----       ----
    Total other income                $1,625    $1,309     $5,447     $4,201
                                       =====     =====      =====      =====

Other deductions
  Insurance losses and loss
    adjustment expenses                 $156      $140       $448       $474
  Provision for financing losses         139       144        396        433
  Other                                   93        99        112        342
                                          --      ----        ---       ----
    Total other deductions              $388      $383       $956     $1,249
                                         ===       ===        ===      =====

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

Note 5.  Inventories

   Major classes of inventories were as follows (in millions):
                                             Sept. 30,    Dec. 31,     Sept.30,
                                                1997        1996         1996

Productive material, work in process,
  and supplies                               $7,003      $6,590        $7,075
Finished product, service parts, etc.         5,817       5,308         5,054
                                            -------     -------       -------
    Total inventories (less allowances)     $12,820     $11,898       $12,129
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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 7.  Plant Closings and Restructuring

   GM previously recorded charges to realign its North American plant capacity and to provide for a reduction of Hughes' worldwide employment, a major facilities consolidation, and a reevaluation of certain non-strategic businesses.
   The following table summarizes the activity in the GM plant closings (excluding environmental) and Hughes restructuring reserves for the period from January 1, 1997 to September 30, 1997 (in millions):

Balance at January 1, 1997                                  $1,397
   1997 first quarter charges against reserves                 (44)
   Interest expense                                             16
                                                            ------
Balance at March 31, 1997                                   $1,369
                                                             -----
   1997 second quarter charges against reserves                (52)
   Interest expense                                             16
                                                            ------
Balance at June 30, 1997                                    $1,333
                                                             -----
   1997 third quarter charges against reserves                 (46)
   Interest expense                                             16
                                                            ------
Balance at September 30, 1997                               $1,303
                                                             =====

   GM and Hughes periodically evaluate the adequacy of reserve balances and estimated future expenditures, including assumptions used and the period over which costs are expected to be incurred.

Note 8.  Contingent Matters

   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit (CAFC) affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the CAFC for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997 the U.S. Supreme Court, citing a recent decision it had rendered in Warner-Jenkinson v. Hilton Davis, remanded Hughes' suit over the Williams Patent back to the CAFC in order to have the CAFC determine whether the ruling in the Williams Patent matter was consistent with the U.S. Supreme Court's decision in the Warner-Jenkinson case. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration of the case by the CAFC. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of GM attributable to Class H common stock.
   The Corporation and its subsidiaries are subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of the Corporation and its subsidiaries under these government regulations, and under these claims and actions, was not determinable at September 30, 1997. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated operations or financial position.

Note 9.  Common Stock Repurchases

   During the three months ended September 30, 1997, GM used approximately $850 million to acquire 13.7 million shares of $1-2/3 par value common stock, which completed the $2.5 billion stock repurchase program announced in January 1997 and represented 14 percent of the Corporation's second $2.5 billion stock repurchase program announced in August 1997. During the nine months ended September 30, 1997, $2.85 billion in cash was used to repurchase 49.2 million shares under the two stock repurchase programs. GM also used approximately $503 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during the nine months ended September 30, 1997.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                 (Unaudited)

Note 10.  Earnings Per Share Attributable to Common Stocks

   Earnings per share attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted average number of common shares for each such class outstanding during the period, respectively. Common stock equivalents were not included in the calculation of earnings per share attributable to common stocks, as they were not material. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share, and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly-held common stock or potential common stock. SFAS No. 129 requires an entity to explain the permanent rights and privileges of outstanding securities. GM has determined that the impact of adopting these new accounting standards will require it to provide additional information in its consolidated financial statements concerning basic and diluted earnings per share. The effects of adopting these new accounting standards will not be material to GM's consolidated financial statements, when adopted in the fourth quarter of 1997, as required.
   Net earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes and EDS (Note 3) for the period.
   Net earnings attributable to Class H common stock for the period represent the ASCNI of Hughes for the period. The ASCNI of Hughes for any quarterly period represents the separate consolidated net income of Hughes for such period, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes, calculated for such period and multiplied by a fraction, the numerator of which is a number equal to the weighted average number of shares of Class H common stock outstanding during the quarter (102 million and 99 million during the third quarters of 1997 and 1996, respectively) and the denominator of which was 400 million during the third quarters of 1997 and 1996.

Note 11.  Preferred Stock

General Motors Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
   During  July 1997,  the  General  Motors  Capital D Trust  ("Series D Trust")
issued approximately $79 million of its 8.67% Trust Originated Preferred Securities ("TOPrS") Series D ("Series D Preferred Securities") in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital G Trust ("Series G Trust") issued approximately $143 million of its 9.87% TOPrS Series G ("Series G Preferred Securities") in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (the "Trusts") of the common securities of such Trusts, representing approximately 3 percent of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Trusts' sole assets, its 8.67% and 9.87% Junior Subordinated Deferrable Interest Debentures, Series D and Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($78.7 million with respect to the Series D Debentures and $130.5 million with respect to the Series G Debentures).
   The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal of the Series D Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to August 1, 1999, at a redemption price equal to 105% of the outstanding principal of the Series D Debentures from the Series D expiration date through July 31, 1998, declining ratably on each August 1 thereafter to 100% on August 1, 1999, plus accrued and unpaid interest.
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets therefor i.e., GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Debentures and the Indentures relating thereto and the obligations under the Declaration of Trusts of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.

                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in the General Motors (GM) 1996 Annual Report on Form 10-K (the 1996 Form 10-K), the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1996, included as Exhibit 99 to the 1996 Form 10-K, the GMAC Annual Report on Form 10-K for the period ended December 31, 1996, the Hughes consolidated financial statements and MD&A for the period ended September 30, 1997, included as Exhibit 99 to this GM 1997 Quarterly Report on Form 10-Q, and the GMAC Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed with the Securities and Exchange Commission.
   The disaggregated financial results for GM's automotive sectors (GM's North American Operations (GM-NAO), Delphi Automotive Systems (Delphi) and GM's International Operations (GMIO)) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

GM-NAO Financial Highlights

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        1997      1996        1997      1996
                                      --------  --------     -------  -------
                                               (Dollars in Millions)
Net sales and revenues               $24,047   $22,267     $74,729    $70,879
                                      ------    ------      ------     ------

Pre-tax income                           608       238       2,418        795
Income taxes (credit)                    172       (35)        775        130
Earnings (loss) of nonconsolidated
  affiliates                             (13)        4          18         38
                                        ----      ----      ------       ----
     Net income                         $423      $277      $1,661       $703
                                         ===       ===       =====        ===

    Net profit margin (1)                1.8%      1.2%        2.2%       1.0%
--------------------
(1) Net profit margin represents net income as a percentage of net sales and revenues.

Vehicle Unit Deliveries of Cars and Trucks - GM-NAO

                                      Three Months Ended September 30,
                                     1997                         1996
                          ----------------------------------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM  Industry
                          -------- ----   --------      -------- ---- --------
                                         (Units in Thousands)
United States
  Cars                     2,157    727     33.7%       2,179     698    32.1%
  Trucks                   1,802    526     29.2%       1,704     484    28.4%
                           -----  ------                -----   -----
    Total United States    3,959  1,253     31.7%       3,883   1,182    30.4%
Canada and Mexico          470      149     31.8%        362      111    30.7%
                        ------   ------                 -----   -----
    Total North America  4,429    1,402     31.7%      4,245    1,293    30.5%
                         =====    =====                 =====   =====

Wholesale Sales - GM-NAO

  Cars                              729                           721
  Trucks                            552                           532
                                  -----                         -----
    Total                         1,281                         1,253
                                  =====                         =====










                                    - 12 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GM-NAO (concluded)

                                     Nine Months Ended September  30,
                                    1997                         1996
                          ----------------------------------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM   Industry
                          -------- ----   --------      -------- ----  --------
                                        (Units in Thousands)
United States
  Cars                     6,393   2,078   32.5%         6,655   2,201   33.1%
  Trucks                   5,388   1,550   28.8%         5,209   1,507   28.9%
                          ------   -----                 -----   -----
    Total United States   11,781   3,628   30.8%        11,864   3,708   31.3%
Canada and Mexico          1,378     432   31.4%         1,113     345   31.1%
                          ------   -----                ------   -----
    Total North America   13,159   4,060   30.9%        12,977   4,053   31.2%
                          ======   =====                ======   =====
Wholesale Sales - GM-NAO
  Cars                             2,317                         2,266
  Trucks                           1,781                         1,679
                                   -----                         -----
    Total                          4,098                         3,945
                                   =====                         =====

GM-NAO Financial Review
   GM-NAO reported net income of $423 million for the 1997 third quarter compared with net income of $277 million in the prior year quarter. Excluding the favorable effect of a nonrecurring adjustment to the plant closing reserve of $253 million after tax, or $0.34 per share, in the 1996 third quarter, net income was $24 million. The increase in net income in the 1997 third quarter was primarily due to continued improvement in the profitability of new vehicles and lower material and manufacturing costs. These factors were partially offset by higher retail incentives ($992 per unit in the third quarter of 1997 compared with $764 per unit in the third quarter of 1996) and increased commercial spending to support the numerous vehicle launches in progress.
   Net income for the nine months ended September 30, 1997 totaled approximately $1.7 billion compared with $703 million for the prior year nine month period. The increase in 1997 net income primarily reflected higher wholesale sales volumes and lower material and manufacturing costs, offset by higher retail incentives ($971 per unit in the 1997 period compared with $688 in the 1996 period).
   Net sales and revenues for the 1997 third quarter were $24 billion, which represented an increase of approximately $1.8 billion or 8% compared with the prior year quarter. The increase in net sales and revenues resulted from higher wholesale sales volumes, primarily in Canada and Mexico, and a favorable product mix that included increased truck sales. Net sales and revenues for the nine months ended September 30, 1997 totaled $74.7 billion, which represented an increase of approximately $3.9 billion or 5.4% compared with the prior year period, and improved primarily due to a 153,000 increase in wholesale sales volumes.
   Pre-tax income in the third quarter of 1997 increased by $370 million compared with the prior year quarter. Excluding the favorable effect of the nonrecurring adjustment to the plant closing reserve of $409 million pre-tax, GM-NAO had a pre-tax loss of $171 million in the third quarter of 1996. The increase in 1997 pre-tax income compared with the prior year was primarily due to higher wholesale sales volumes, lower material and manufacturing costs, and sales of more profitable vehicle models, partially offset by higher retail incentives. Pre-tax income for the nine months ended September 30, 1997 increased by approximately $1.6 billion over the prior year period primarily due to increased wholesale sales volumes and lower material and manufacturing costs.
   GM-NAO realized a tax benefit in the 1996 third quarter, reflecting the favorable resolution of items related to GM's consolidated tax returns for prior years, a favorable tax position in Mexico, and the reinstatement of research and experimentation credits for the last half of 1996.
   GM vehicle deliveries in North America were 1,402,000 units in the 1997 third quarter, which represented a market share of 31.7% compared with 30.5% in the prior year quarter. The increase of 1.2 percentage points was primarily due to increased availability of certain new models during the 1997 third quarter. GM's North American market share for the nine months ended September 30, 1997 was 30.9% compared with 31.2% in the prior year period. Increased market penetration is anticipated in the remainder of 1997 with growing availability of all-new and redesigned 1998 model vehicles.
   In response to the increasingly competitive North American market environment, GM-NAO is currently studying the competitiveness of each of its lines of business in order to maintain and accelerate the positive product, operating, and earnings momentum it has experienced in recent years. See the Competitiveness Studies section on page 21 for additional information.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Highlights
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        1997      1996       1997       1996
                                      --------  -------     -------   -------
                                               (Dollars in Millions)
Net sales and revenues                $6,044    $6,370     $19,486    $19,865
                                       -----     -----      ------     ------

Pre-tax income                            30       187         735        838
Income taxes (credit)                     (6)      (35)        236        197
Minority interests                         2         4           8          -
Earnings of nonconsolidated affiliates    17        12          38         31
                                          --      ----        ----       ----
    Net income                           $55      $238        $545       $672
                                          ==       ===         ===        ===

    Net profit margin (1)                0.9%       3.7%        2.8%      3.4%
--------------------
(1) Net profit margin represents net income as a percentage of net sales and revenues.

Delphi Financial Review

   Delphi reported net income of $55 million for the 1997 third quarter compared with $238 million in the prior year quarter. The 1997 third quarter net income decreased primarily due to the impact of price reductions driven by competitive pressures, and accompanying manufacturing start-up costs associated with a high level of product turnover in line with original equipment manufacturers' (OEMs) new-model introductions. These factors were partially offset by material and structural cost improvements. Net income for the nine months ended September 30, 1997 decreased to $545 million compared with $672 million for the prior year nine month period. The decrease in net income for the nine months of 1997 primarily resulted from a $50 million after-tax charge associated with the announced closure of the Delphi Trenton facility and continued pricing pressures.
   Net sales and revenues for the 1997 third quarter were $6 billion, a decrease of $326 million or 5.1% compared with the prior year quarter, due primarily to the sale to Peregrine, Inc. of four plants with annual sales of approximately $1 billion, and to pricing pressures. Delphi's 1997 third quarter sales to customers outside the GM-NAO vehicle groups increased more than $67 million compared with the prior year period, including all joint ventures. Net sales and revenues for the nine months ended September 30, 1997 totaled $19.5 billion, compared with $19.9 billion in the prior year nine month period. Approximately 37% of the nine month sales total, including all joint ventures, were to customers outside the GM-NAO vehicle groups.
   Pre-tax income in the third quarter of 1997 decreased by $157 million compared with the prior year quarter primarily due to competitive price pressures, and accompanying manufacturing start-up costs associated with a high level of product turnover in line with OEMs' new model introductions, partially offset by lower material and manufacturing costs. Pre-tax income for the nine months ended September 30, 1997 decreased to $735 million from the prior year amount of $838 million.
   Delphi realized a tax benefit in the 1997 third quarter primarily due to research and experimentation credits. Delphi's realization of a tax benefit in the 1996 third quarter reflected the favorable resolution of items related to GM's consolidated tax returns for prior years and the reinstatement of research and experimentation credits for the last half of 1996.
   On October 6, 1997, the GM Board of Directors approved the final terms for a series of related transactions that would include the transfer of Delco Electronics from Hughes to Delphi. See Note 2 to the consolidated financial statements for additional information.
   In response to the increasingly competitive automotive components and systems market, Delphi is currently reviewing the adequacy of its strategy which focuses on the competitiveness of its operations, growth opportunities, and increasing market share through technology leadership, quality, cost, and responsiveness. During the third quarter of 1997, Delphi announced its intention to seek expressions of interest from potential buyers of its lighting, coil springs, and seating businesses. These businesses, with combined revenues of approximately $2 billion and global employment of over 11,000, are not core to Delphi's strategic growth objectives. See the Competitiveness Studies section on page 21 for additional information.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO Financial Highlights

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                      1997        1996      1997        1996
                                     ------      ------    ------      ------
                                               (Dollars in Millions)
Net sales and revenues                $8,641    $8,260     $26,635    $26,358
                                       -----     -----      ------     ------

Pre-tax income                           168       268       1,368      1,477
Income taxes (credit)                     47       (35)        444        344
Minority interests                        18        (3)         28         (9)
Earnings (loss) of nonconsolidated
  affiliates                              (2)       23         (10)        55
                                        ----      ----      ------      -----
Net income (loss)
  GM Europe (GME)                        (21)       75         440        679
  Other International                    158       248         502        500
                                         ---       ---         ---      -----
    Total net income                    $137      $323        $942     $1,179
                                         ===       ===         ===      =====

    Net profit margin (1)                1.6%       3.9%        3.5%      4.5%


(1) Net profit margin represents net income as a percentage of net sales and revenues.

Vehicle Unit Deliveries of Cars and Trucks - GMIO

                                     Three Months Ended September 30,
                                     1997                        1996
                          -----------------------------------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM   Industry     Industry   GM    Industry
                          -------- ----  --------     --------  ----   --------
                                       (Units in Thousands)
International
Europe                     4,593    463   10.1%         4,166   424      10.2%
Latin America, Africa and
  the Middle East          1,212    218   18.0%         1,084   182      16.8%
Asia and Pacific           3,245    161    5.0%         3,338   164       4.9%
                           -----    ---                 -----   ---
    Total International    9,050    842    9.3%         8,588   770       9.0%
                           =====    ===                 =====   ===

Wholesale Sales - GMIO

  Cars                              596                         544
  Trucks                            249                         208
                                    ---                         ---
    Total                           845                         752
                                    ===                         ===


                                      Nine Months Ended September 30,
                                    1997                          1996
                          -----------------------------------------------------
                                          GM as                        GM as
                                          a % of                       a % of
                          Industry  GM   Industry     Industry   GM   Industry
                          -------- ----  --------     --------  ----  ---------
                                       (Units in Thousands)
International
Europe                     13,859  1,421   10.3%       13,078   1,404   10.7%
Latin America, Africa and
  the Middle East           3,420    583   17.1%        3,012     510   16.9%
Asia and Pacific           10,196    455    4.5%       10,211     474    4.6%
                           ------  ------              ------   -----
    Total International    27,475  2,459    8.9%       26,301   2,388    9.1%
                           ======  =====               ======   =====

Wholesale Sales - GMIO

  Cars                             1,784                        1,734
  Trucks                             680                          598
                                   -----                        -----
    Total                          2,464                        2,332
                                   =====                        =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO Financial Review

   GMIO's 1997 third quarter net income was $137 million or 1.6% of net sales and revenues, compared with $323 million or 3.9% of net sales and revenues in the prior year quarter. The decrease in 1997 third quarter net income was primarily due to intensely competitive market pressures in Europe and higher expenses related to income taxes and ambitious capacity expansion programs in key growth areas, particularly the Latin American and Asia and Pacific regions. Net income for the nine months ended September 30, 1997 totaled $942 million compared with approximately $1.2 billion for the prior year period. The decrease in net income for the nine months of 1997 was due to lower net income for GME.
   Net sales and revenues for the 1997 third quarter increased by 4.6% to $8.6 billion compared with $8.3 billion in the prior year quarter. The increased net sales and revenues in the 1997 third quarter mainly reflected higher wholesale sales volumes in Latin America and Europe. Net sales and revenues for the nine months ended September 30, 1997, totaled $26.6 billion, which represented an increase of approximately $277 million or 1.1% compared with the prior year nine month period.
   Pre-tax income for the 1997 third quarter was $168 million compared with $268 million in the prior year quarter. The decrease was primarily due to the intensely competitive market pressures in Europe and higher expenses incurred on expansion programs. GMIO realized an income tax benefit in 1996 primarily due to lower overall foreign income tax rates.
   GME reported a net loss totaling $21 million in the 1997 third quarter compared with net income of $75 million in the prior year quarter. Net income for GME for the nine months ended September 30, 1997 decreased $239 million compared with the prior year period. The lower net income for the three and nine months ended September 30, 1997 was due primarily to increased sales incentives and marketing expenses in a highly competitive European market, combined with increased expenses at SAAB related to the launch of the all-new 9-5 models in Europe.
   Net income from the remainder of GMIO's operations, which include the Latin American and Asia and Pacific Operations, totaled $158 million in the third quarter of 1997 compared with $248 million in the prior year quarter. The decreased 1997 third quarter net income primarily resulted from expenses related to expansion programs and the launch of the New Holden Commodore. Net income from the remainder of GMIO's operations for the nine months ended September 30, 1997 totaled $502 million compared with $500 million in the prior year period primarily reflecting higher wholesale sales volumes in Latin America offset by higher marketing and capacity expansion program expenses during the 1997 period.
   In response to the increasingly competitive European market, GMIO is studying the competitiveness of each of its operations. See the Competitiveness Studies section on page 21 for additional information.






































                                    - 16 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

General Motors Acceptance Corporation (GMAC) Financial Highlights

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                        1997     1996        1997     1996
                                        ----     ----        ----     ----
                                             (Dollars in Millions)
Financing revenue
  Retail and lease financing            $862     $946      $2,692    $2,859
  Operating leases                     1,827    1,856       5,446     5,379
  Wholesale and term loans               417      362       1,320     1,229
                                       -----    -----       -----     -----
    Total financing revenue            3,106    3,164       9,458     9,467
Interest and discount                 (1,308)  (1,220)     (3,886)   (3,684)
Depreciation on operating leases      (1,163)  (1,164)     (3,475)   (3,437)
                                       -----    -----       -----     -----
    Net financing revenue                635      780       2,097     2,346
Other income and insurance premiums
  earned                               1,001      837       2,848     2,410
                                       -----    -----       -----     -----
    Net financing revenue and other    1,636    1,617       4,945     4,756
Expenses                               1,081    1,077       3,177     3,148
                                       -----    -----       -----     -----
Pre-tax income                           555      540       1,768     1,608
Income taxes                             243      233         746       642
                                         ---      ---       -----       ---
    Net income                          $312     $307      $1,022      $966
                                         ===      ===       =====       ===

Net income from financing operations (1)$262     $252        $851      $842
Net income from insurance operations      50       55         171       124
                                        ----     ----       -----       ---
    Net income                          $312     $307      $1,022      $966
                                         ===      ===       =====       ===

Return on average equity (2)            14.4%    14.6%       16.1%      15.3%
(1)  Includes GMAC Mortgage Group, Inc. (GMACMG).
(2) Return on average equity represents net income as a percentage of average monthly stockholder's equity.

GMAC Financial Review

   GMAC's consolidated third quarter net income for 1997 totaled $312 million, a 1.6% increase from the third quarter of 1996. For the same period, a 4% increase in net income from financing operations was attributed primarily to growth in mortgage financing operations. Earnings from automotive financing were relatively unchanged period-to-period due to reduced net financing margins partially offset by lower operating expenses. Net income from insurance operations decreased 9% during the third quarter, and increased 38% for the nine month period ended September 30, 1997, compared to the same periods in 1996. The quarterly decrease can be attributed to lower capital gains partially offset by improved underwriting results in automobile insurance and extended warranty coverages. The nine month increase is primarily attributable to a $33.3 million increase in capital gains and improved underwriting results.
   During the three months ended September 30, 1997, GMAC financed 31.3% of new GM vehicles delivered in the U.S., up from 24.9% during the same period last year. Financing of new GM vehicles for the first nine months of 1997 was 27.2% compared with 25.6% for the comparable 1996 period. The increases can be attributed primarily to special rate financing and incentivized retail installment sales programs sponsored by GM.
   U.S. wholesale inventory financing was provided on 756,000 and 2,428,000 new GM vehicles during the respective three and nine month periods ended September 30, 1997, compared with 799,000 and 2,479,000 during the same 1996 periods. This financing represented 67.5% and 70.1% of GM's U.S. vehicle sales to dealers during the nine months of 1997 and 1996, respectively. The decline in wholesale financing levels can be attributed to competitive market conditions.
   GMAC's worldwide cost of borrowing for the third quarter and nine months of 1997 averaged 6.34% and 6.30%, respectively, 15 and 26 basis points below the comparable prior year levels. Total borrowing costs for U.S. operations averaged 6.44% and 6.38% for the three and nine month periods ended September 30, 1997, compared with 6.44% and 6.48% for the respective 1996 periods. The lower average borrowing costs for the nine months of 1997 were attributable to a greater proportion of floating rate short-term borrowings in GMAC's funding mix.
   Consolidated net financing revenue and other income increased 1.2% during the third quarter of 1997 over the same period in 1996. The increase was primarily attributable to higher mortgage investment and servicing income and wholesale revenue, partially offset by lower retail and leasing receivable revenues and increased debt expense incurred to fund higher wholesale balances.
   As reported in GM's Quarterly Report on Form 10-Q for the period ended June 30, 1997 GMAC announced an agreement providing for Integon Corporation, a non-standard automotive insurance provider, to merge with a wholly-owned subsidiary of GMAC. In October 1997, regulatory and shareholder approvals were received and the acquisition was completed for a purchase price of $528 million plus the assumption of $250 million in long-term debt.
   In August 1997, GMAC announced that it intended to acquire certain operating assets of LSI Holdings, Inc., a subprime financing and servicing company, and is establishing Nuvell Credit Corporation and Nuvell Financial Services Corporation as two new subsidiaries that will conduct subprime financing and servicing operations, respectively, in the United States. The transaction was completed with an effective date of November 1, 1997. The acquisition will enable GMAC to continue its growth strategy in the financial services industry.
                                    - 17 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September  30,
                                        1997     1996       1997      1996
                                      -------   -------    ------    ------
                                 (Dollars in Millions Except Per Share Amounts)

Net sales
  Outside customers                   $3,041   $2,591      $8,738    $7,561
  GM and affiliates                    1,077    1,219       3,773     3,895
                                       -----    -----      ------   -------
    Total net sales                    4,118    3,810      12,511    11,456
Other (loss) income-net                   (5)      (2)        495       134
                                     -------- --------    -------  --------
    Total revenues                     4,113    3,808      13,006    11,590
Income before income taxes and
  minority interests                     327      351       1,401     1,255
Income taxes                             113      145         498       508
Minority interests in net (income)
   losses of subsidiaries                 (4)      15          22        31
                                        -----    ----        ----      ----
    Net income                          $210     $221        $925      $778
                                         ===      ===         ===       ===
    Earnings used for computation
      of available separate
      consolidated net income (1)       $240     $252      $1,017      $870
                                         ===      ===       =====       ===

Net earnings per share attributable
  to Class H common stock               $0.60    $0.63       $2.54     $2.18

Cash dividends per share of Class H
  common stock                          $0.25    $0.24       $0.75     $0.72

----------------
Certain  1996  amounts  have  been   reclassified   to  conform  with  the  1997
    presentation.

(1) Excludes amortization of GM purchase accounting adjustments of approximately $31 million for the third quarters of 1997 and 1996, and $92 million for the nine-month periods ended September 30,1997 and 1996, related to GM's acquisition of Hughes Aircraft Company.

Segment Highlights
                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                      1997      1996         1997     1996
                                    -------    ------      -------   -------
                                            (Dollars in Millions)

Telecommunications and Space
  Revenues                            $1,242     $989      $3,870    $2,862
  Net sales                           $1,250     $994      $3,407    $2,765
  Operating profit (1)                  $115      $62        $162      $194
  Operating profit margin (2)            9.2%     6.2%        4.8%       7.0%
Automotive Electronics
  Revenues                            $1,210   $1,275      $4,117    $4,099
  Net sales                           $1,205   $1,268      $4,096    $4,068
  Operating profit (1)                   $96     $166        $376      $562
  Operating profit margin (2)            8.0%    13.1%        9.2%      13.8%
Aerospace and Defense Systems
  Revenues                            $1,628   $1,525      $4,913    $4,547
  Net sales                           $1,625   $1,529      $4,905    $4,544
  Operating profit (1)                  $166     $167        $502      $486
  Operating profit margin (2)           10.2%    10.9%       10.2%      10.7%
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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Hughes Electronics reported net income of $210 million for the third quarter of 1997 compared with $221 million in the third quarter of 1996. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' earnings used for computation of available separate consolidated net income was $240 million for the third quarter of 1997 compared to $252 million for the same period in 1996. The decrease in quarterly earnings was primarily due to lower operating margins at Delco Electronics caused by continued price reductions.
   Third quarter revenues increased 8.0% between 1996 and 1997 due to revenue increases in both the Telecommunications and Space and the Aerospace and Defense Systems segments which more than offset the decline in Automotive Electronics revenues. The 25.7% increase in revenues in the Telecommunications and Space segment resulted from continued expansion of the DIRECTV subscriber base in the United States and Latin America and increased revenues related to the PanAmSat
(PAS) merger. The 6.8% increase in revenues in the Aerospace and Defense Systems segment was principally due to the build-up of several newer programs, particularly information systems and services programs such as Hughes Air Warfare Center, Desktop V, and Wide Area Augmentation System, and the acquisition of the Marine Systems Group of Alliant Techsystems in March 1997. The 5.1% decline in Automotive Electronics revenues reflects a 9.3% decrease in Delco-supplied electronic content in GM vehicles, from $900 to $816 per vehicle, which more than offset a 9.8% increase in international and non-GM sales from $236 million to $259 million.
   Operating profit for the third quarter, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, declined 3.5% between 1996 and 1997. The operating profit margin on the same basis was 9.1% for 1997 compared to 10.2% in 1996. These reductions were primarily a result of the lower margins in the Automotive Electronics segment driven by continued price reductions resulting from competitive pricing in connection with GM's global sourcing initiative, and the impact from continued international expansion. Also contributing to the operating profit margin decline was a continued sales mix shift within Aerospace and Defense Systems towards information systems and services programs. Partially offsetting these declines were increased margins within the Telecommunications and Space segment due to improved performance in the domestic DIRECTV business and operating profit generated by PanAmSat.
   On October 6, 1997, the General Motors Board of Directors approved the final terms for a series of related transactions involving Hughes. See Note 2 to the consolidated financial statements for additional information.
   On November 3, 1997, Hughes entered into an agreement to sell substantially all of the assets and liabilities of the Hughes Avicom International, Inc. ("Hughes Avicom") business to Rockwell Collins, Inc. for cash. The sale is expected to close in the fourth quarter of 1997 pending regulatory approval and result in a gain. The sale will allow Hughes to better focus on its core telecommunications and space business. Hughes Avicom is a supplier of products and services to the commercial airline market.

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

Consolidated Statements of Income With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                    Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                      1997       1996      1997       1996
                                     ------     ------    -------    -------
                                             (Dollars in Millions)
Net sales and revenues               $37,125   $34,607    $114,323   $109,461
                                      ------    ------     -------    -------

Costs and expenses
Cost of sales and other operating charges,
  exclusive of items listed below     31,484    29,627      95,506     92,878
Selling, general, and administrative
  expenses                             3,157     2,850       9,331      8,253
Depreciation and amortization expenses 1,830     1,798       5,627      5,435
Plant closing expense (adjustment)         -      (409)         80       (409)
                                      ------    ------     -------    -------
  Total costs and expenses            36,471    33,866     110,544    106,157
                                      ------    ------     -------    -------

Operating income                         654       741       3,779      3,304
Other income less income deductions      613       416       2,682      1,568
Interest expense                        (225)     (239)       (663)      (664)
                                      ------    ------      ------     ------
Income from continuing operations before
  income taxes, minority interests, and earnings
  of nonconsolidated affiliates        1,042       918       5,798      4,208
Income taxes                             289        27       1,928      1,147
                                      ------   -------       -----      -----
Income from continuing operations before
  minority interests and earnings of
  nonconsolidated affiliates             753       891       3,870      3,061
Minority interests                        13        31          50         21
Earnings of nonconsolidated affiliates   301       349       1,041      1,085
                                      ------    ------       -----      -----
Income from continuing operations      1,067     1,271       4,961      4,167
Income from discontinued operations        -         -           -         10
                                       -----     -----       -----      -----
  Net income                          $1,067    $1,271      $4,961     $4,177
                                       =====     =====       =====      =====

  Net profit margin (1)                  2.9%      3.7%        4.3%       3.8%

(1) Net profit margin represents net income as a percentage of net sales and revenues.

Results of Operations With Financing and Insurance Operations on an Equity
Basis

   In the third quarter of 1997, GM's net income totaled $1.1 billion or $1.35 per share of $1-2/3 par value common stock, compared to $1.3 billion or $1.57 per share of $1-2/3 par value common stock in the same 1996 period. Excluding the favorable effect of a nonrecurring adjustment to the plant closing reserve of $253 million after tax, or $0.34 per share, GM's net income in the 1996 third quarter was $1 billion or $1.23 per share of $1-2/3 par value common stock. GM's income from continuing operations for the nine months ended September 30, 1997 was $5 billion or $6.35 per share of $1-2/3 par value common stock, compared with $4.2 billion or $5.15 per share of $1-2/3 par value common stock for the nine months ended September 30, 1996.
   Highlights of financial performance by GM's major business sectors for the three months and nine months ended September 30 were as follows (in millions):

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1997       1996      1997        1996
                                      ------     ------    ------      ------
  GM-NAO                              $423        $277    $1,661        $703
  Delphi                                55         238       545         672
  GMIO                                 137         323       942       1,179
  GMAC                                 312         307     1,022         966
  Hughes                               240         252     1,017         870
  Other                               (100)       (126)     (226)       (223)
                                     -----      ------     -----       -----
    Income from continuing
       operations                   $1,067      $1,271    $4,961      $4,167
                                     =====       =====     =====       =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Results of Operations With Financing and Insurance Operations on an Equity Basis (concluded)

   Reference should be made to the GM sectors' financial reviews that are presented on pages 12 through 19 and incorporated by reference to supplement the information presented herein.
   Third quarter 1997 net sales and revenues were $37.1 billion, which represented an increase of $2.5 billion compared with the prior year quarter. The increase in net sales and revenues was due to higher wholesale sales volumes, a favorable product mix including increased truck sales in North America, and continued growth at Hughes. Net sales and revenues for the nine months ended September 30, 1997 were $114.3 billion compared with $109.5 billion for the nine months ended September 30, 1996, reflecting higher wholesales sales volumes.
   The gross margin percentage for the 1997 third quarter was 15.2% compared with 14.4% in the prior year quarter. The gross margin percentage for the nine months ended September 30, 1997 was 16.5%, compared with 15.1% for the nine months ended September 30, 1996. The increases in the gross margin percentages for the three and nine months periods primarily resulted from lower material and manufacturing costs and the sale of more profitable new products.
   Selling, general, and administrative expenses increased to $3.2 billion in the third quarter of 1997 compared with $2.9 billion in the prior year quarter and to $9.3 billion for the nine months ended September 30, 1997 compared with $8.3 billion in the prior year period. The increases for the 1997 three and nine month periods primarily reflected higher consumer influence spending associated with the launches of new vehicles and increased expenses related to continued efforts to grow the business in all of GM's business sectors. Depreciation and amortization expenses increased in the third quarter of 1997 and for the nine months ended September 30, 1997 compared with the prior year periods in connection with expenditures for expansion initiatives and production and quality improvements worldwide.
   Other income less income deductions increased to $613 million for the 1997 third quarter compared with $416 million in the prior year quarter. Other income less income deductions for the nine months ended September 30, 1997 increased to $2.7 billion compared with $1.6 billion for the nine months ended September 30, 1996 primarily due to gains recognized in 1997 related to the PAS merger (see
Note 2 to the consolidated financial statements for additional information) and the sale of GME's equity interest in Avis Europe, combined with favorable settlements of legal claims and higher interest income.
   GM completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996, and accordingly, the financial results of EDS for the nine months ended September 30, 1996 have been reported as discontinued operations.

Competitiveness Studies

   The global automotive industry, including the components and systems market, has become increasingly competitive and is presently undergoing significant restructuring and consolidation activities. All of the major industry participants are continuing to increase their focus on efficiency and cost improvements, while announced capacity increases for the North American market and excess capacity in the European market have led to continuing price pressures. As a result, GM is currently studying the competitiveness of each of its lines of business. The findings of these studies will result in changes to or the realignment of those activities that are not performing as effectively as necessary to meet GM's objectives of increasing market share, customer satisfaction and profitability. To date, Delphi has announced its intention to seek expressions of interest from potential buyers of its lighting, coil spring, and seating businesses and Opel Belgium has informed its unions of its intention to significantly lower structural costs, which could include a reduction of the workforce by up to 1,900 employees. The studies are ongoing and the majority of them are expected to be completed in the fourth quarter of 1997 or early 1998. Currently, GM estimates that the studies will result in charges against income for plant closures and asset impairments totaling approximately $2 billion to $3 billion after-taxes or $2.85 to $4.27 per share of $1-2/3 par value common stock, to be recorded in the quarter during which the respective studies are completed. GM will continue to study its efficiency and cost effectiveness and, as necessary, will initiate further competitiveness studies.


Hughes Business Matters

            On October 6, 1997, the GM Board of Directors approved the final terms for a series of related transactions (the "Hughes Transactions") designed to address strategic challenges facing the three principal businesses of Hughes and to unlock stockholder value in GM. The transactions approved by the GM Board of Directors include the tax-free spin-off of the defense electronics business of Hughes, known as Hughes Defense, to holders of $1-2/3 par value and Class H common stocks, followed immediately by the tax-free merger of that business with Raytheon Company. At the same time, Delco Electronics, the automotive electronics subsidiary of Hughes, would be transferred from Hughes to GM's Delphi Automotive Systems unit. Finally, Class H common stock would be recapitalized into a GM tracking stock linked to the telecommunications and space business of Hughes. (See Note 2 to the consolidated financial statements for additional information on the Hughes Transactions.)

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets With Financing and Insurance Operations on an Equity Basis
(Unaudited)
                                            Sept. 30,     Dec. 31,   Sept. 30,
                                              1997           1996      1996
                                           ----------     --------   ---------
                                                   (Dollars in Millions)
                                    ASSETS
Cash and cash equivalents                  $9,930       $13,320       $12,475
Other marketable securities                 4,669         3,642         2,068
                                           ------       -------       -------
  Total cash and marketable securities     14,599        16,962        14,543
Accounts and notes receivable (less allowances)
  Trade                                     5,627         4,909         6,118
  Nonconsolidated affiliates                1,722           927         1,452
Inventories (less allowances)              12,820        11,898        12,129
Contracts in process (less advances and
  progress payments)                        2,169         2,187         2,159
Equipment on operating leases (less
  accumulated depreciation)                 3,854         3,918         4,081
Deferred income taxes and other             2,820         3,140         5,374
                                          -------       -------       -------
    Total current assets                   43,611        43,941        45,856
Equity in net assets of nonconsolidated
  affiliates                               10,313         9,855         9,806
Deferred income taxes                      20,341        20,075        18,460
Other investments and miscellaneous assets 13,926        11,712        11,728
Property - net                             38,010        37,156        35,888
Intangible assets -net                     14,803        12,523        10,080
                                         --------      --------      --------
    Total assets                         $141,004      $135,262      $131,818
                                          =======       =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $11,871       $11,527       $10,679
Loans payable                               1,766         1,214         1,202
Accrued liabilities and customer deposits  32,440        29,822        30,193
                                           ------        ------        ------
    Total current liabilities              46,077        42,563        42,074
Long-term debt                              6,002         5,192         5,256
Capitalized leases                            184           198           163
Postretirement benefits other than
  pensions                                 41,820        40,578        40,184
Pensions                                    4,275         5,966         5,104
Other liabilities and deferred income
  taxes                                    16,444        15,650        15,237
Deferred credits                            1,697         1,605         1,856
                                         --------      --------      --------
    Total liabilities                     116,499       111,752       109,874
                                          -------       -------       -------
Minority interests                            705            92           144
General Motors - obligated mandatorily
   redeemable preferred securities of
   subsidiary trusts holding solely
   junior subordinated debentures of
   General Motors
    Series D                                   79             -             -
    Series G                                  143             -             -
Stockholders' equity                       23,578        23,418        21,800
                                          -------       -------       -------
    Total liabilities and stockholders'
      equity                             $141,004      $135,262      $131,818
                                          =======       =======       =======

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis
   GM's cash and marketable securities totaled $14.6 billion at September 30, 1997, compared with $17 billion at December 31, 1996 and $14.5 billion at September 30, 1996. The decrease in cash and marketable securities from December 31, 1996 to September 30, 1997 was primarily due to cash of $1.5 billion contributed to the U.S. pension plans and approximately $2.85 billion in cash used to acquire shares of $1-2/3 par value common stock under the Corporation's two stock repurchase programs. Excluding the effect of the stock repurchase programs, the increase in cash and marketable securities from September 30, 1996 to September 30, 1997 was due primarily to higher cash levels generated from continuing operations for the period.
   Loans payable and long-term debt increased by approximately $1.4 billion to $7.8 billion at September 30, 1997 from balances of $6.4 billion at December 31, 1996 and $6.5 billion at September 30, 1996, respectively. The increases in 1997 were primarily due to an increase of more than $600 million in long-term debt assumed in the PAS merger, an increase of approximately $400 million in long-term debt issued to redeem preferred stock outstanding related to PAS, and other funding used for worldwide growth initiatives. Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases was $6.6 billion at September 30, 1997, compared with $10.4 billion at December 31, 1996 and $7.9 billion at September 30, 1996. In August 1997, GM established a $1 billion commercial paper program and plans to issue commercial paper to manage liquidity, enhance funding flexibility, and lower its blended cost of capital.
   Book value per share of $1-2/3 par value common stock increased to $30.17 at September 30, 1997, from $27.95 at December 31, 1996 and $25.95 at September 30, 1996. Book value per share of Class H common stock increased to $15.09 at September 30, 1997, from $13.97 at December 31, 1996 and $12.98 at September 30, 1996.
                                    - 22 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources for GMAC

   At September 30, 1997, GMAC owned assets and serviced automotive receivables totaling $113.6 billion, $5.5 billion above year-end 1996, and $7.0 billion above September 30, 1996. Earning assets totaled $102.3 billion at September 30, 1997, compared with $95.7 billion and $93.2 billion at December 31 and September 30, 1996, respectively. The increases over year-end 1996 and September 30, 1996 levels were attributable to higher outstanding balances for wholesale and operating lease receivables, real estate mortgages and investments in securities.
   As of September 30, 1997, GMAC's total borrowings were $82.9 billion, an increase of $4.2 billion and $7.9 billion from December 31, 1996 and September 30, 1996, respectively. The higher borrowings were principally used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at September 30, 1997 was 9.6:1, compared with 9.5:1 at December 31, 1996 and 9.1:1 at September 30, 1996. Continuing to utilize its asset securitization program, GMAC sold additional retail finance receivables totaling $2.1 billion
(net) during the third quarter of 1997.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $39.6 billion at September 30, 1997, compared with $40.7 billion at year-end 1996 and $40.8 billion at September 30, 1996. The unused portion of these credit lines totaled $31.1 billion at September 30, 1997, $500 million higher and $900 million lower compared to December 31 and September 30, 1996 balances, respectively.

Condensed Consolidated Statements of Cash Flows With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                            1997       1996
                                                         (Dollars in Millions)

Net cash provided by operating activities                 $11,254   $11,053
                                                           ------    ------

Cash flows from investing activities
  Expenditures for property                                (6,648)   (6,518)
  Investments in companies, net of cash acquired           (1,788)     (126)
  Investments in other marketable securities
   - acquisitions                                         (11,083)   (8,226)
  Investments in other marketable securities
   - liquidations                                          10,056     7,352
  Operating leases - acquisitions                          (3,963)   (3,342)
  Operating leases - liquidations                           2,981     3,142
  Special inter-company payment from EDS                        -       500
  Other                                                         -       352
                                                           ------    ------
Net cash used in investing activities                     (10,445)   (6,866)
                                                           ------     -----

Cash flows from financing activities
  Net increase (decrease) in loans payable                    552      (985)
  Increase in long-term debt                                  358     1,918
  Decrease in long-term debt                                 (568)     (788)
  Proceeds from issuing common stocks                         471       211
  Repurchases of common stocks                             (3,353)        -
  Cash dividends paid to stockholders                      (1,252)   (1,183)
  Proceeds from sale of minority interest in DIRECTV            -       138
                                                            -----     -----
Net cash used in financing activities                      (3,792)     (689)
                                                            -----      ----

Effect of exchange rate changes on cash and cash
  equivalents                                                (407)    (173)
                                                            -----    -----
Net cash (used in) provided by continuing operations       (3,390)   3,325
                                                            -----    -----
Net cash provided by discontinued operations                    -      103
                                                            -----    -----
Net (decrease) increase in cash and cash equivalents       (3,390)   3,428
Cash and cash equivalents at beginning of the period       13,320    9,047
                                                           ------   ------
Cash and cash equivalents at end of the period             $9,930  $12,475
                                                           ======   ======

Cash Flows With Financing and Insurance Operations on an Equity Basis

   Net cash provided by operating activities was approximately $11.3 and $11.1 billion for the nine months ended September 30, 1997, and 1996, respectively. The year-over-year increase was primarily the result of an increase in cash generated from higher income from continuing operations, partially offset by increased pension contributions and changes in other assets and liabilities. During the nine months of 1997, GM made cash contributions of $1.5 billion to the U.S. pension plans, which is expected to be adequate to maintain a fully funded status on an economic basis for the remainder of the year. For the nine months ended September 30, 1996, cash contributions to U.S. pension plans totaled $800 million.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash Flows With Financing and Insurance Operations on an Equity Basis
(concluded)

   Net cash used in investing activities amounted to $10.4 billion for the nine months ended September 30, 1997 compared with $6.9 billion in the prior year period. The increase in net cash used in investing activities during the 1997 period was primarily due to approximately $1.5 billion of cash consideration used to consummate the merger of the satellite service operations of Hughes and PAS in 1997, combined with a $782 million net increase in cash used for operating leases. In addition, the 1996 investing activities reflected a $500 million special intercompany payment from EDS.
   Net cash used in financing activities totaled $3.8 billion for the nine months ended September 30, 1997, compared with $689 million for the prior year period. The increase was primarily due to the use of $2.85 billion during the 1997 period to acquire 49.2 million shares of $1-2/3 par value common stock under the Corporation's two $2.5 billion stock repurchase programs, one of which was completed in July. GM also used approximately $503 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans.
   A third quarter cash dividend on $1-2/3 par value common stock of $0.50 per share was paid on September 10, 1997. This dividend declaration raises cash dividends in the nine months of 1997 to $1.50 per share compared with $1.20 per share in the same 1996 period. A third quarter cash dividend on Class H common stock of $0.25 per share was paid on September 10, 1997. This continues the level established in the first quarter of 1997 and raises cash dividends in the nine months of 1997 to $0.75 per share compared with $0.72 per share in the same 1996 period. On November 3, 1997, the GM Board of Directors declared a cash dividend for the fourth quarter of 1997 on $1-2/3 par value and Class H common stocks of $0.50 and $0.25 per share, respectively, payable December 10, 1997. The GM Board of Directors also declared quarterly dividends on the Series B, Series D, and Series G Depositary Shares of $0.57, $0.495, and $0.57 per share, respectively, payable February 2, 1998.
   Upon completion of the Hughes Transactions, which would include the recapitalization of Class H common stock, future earnings (if any) from the telecommunications and space business of Hughes Electronics would be retained for the development of that business. Accordingly, GM does not currently intend to initially pay any cash dividends on the recapitalized Class H common stock.

Cash Flows for GMAC

   Cash provided by operating activities during the nine months ended September 30, 1997 totaled $3.8 billion, a decrease from the $4.7 billion provided during the comparable 1996 period. The decrease was primarily attributable to increased net purchases of both mortgage loans and mortgage trading securities, partially offset by higher taxes payable and increases in payables to GM for vehicle shipments to dealers under GMAC wholesale finance agreements.
   Cash used for investing activities during the nine months of 1997 totaled $8.6 billion, compared with $4.5 billion during the same period in 1996. The period-to-period increase was primarily attributable to lower sale of receivable proceeds resulting from decreased asset securitization activity.
   During the nine months of 1997, cash provided by financing activities totaled $4.5 billion, compared with approximately $0.7 billion of cash used by financing activities during the nine months ended September 30, 1996. The $5.2 billion change was primarily attributable to increased proceeds from the issuance of short term debt used to fund increases in wholesale receivable balances.

Foreign Currency

   GM records the financial performance of operations in Brazil using the U.S. dollar as the functional currency due to GM's classification of the Brazilian economy as highly inflationary. Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" defines a highly inflationary economy as one that has cumulative inflation of approximately 100% or more over a three-year period. In mid-1997, the Brazilian three-year cumulative inflation rate fell below the 100% level. Accordingly, GM is evaluating historical inflation rate trends and certain other factors in order to determine whether it should no longer classify the Brazilian economy as highly inflationary. If such a reclassification is determined to be appropriate, GM would record the financial performance for operations in Brazil using the local currency as the functional currency. GM expects to complete its evaluation in late 1997 or early 1998 and has not yet determined the effect a change in the Brazilian functional currency would have on GM's consolidated financial statements.

Security Ratings

   GM's $1 billion commercial paper program established in August 1997 received the following security ratings from the various agencies:
   Fitch Investors Service (Fitch) rated GM's commercial paper program F-1. Fitch's F-1 rating for commercial paper and other short-term obligations is the second highest of four investment grade ratings available from Fitch and is assigned to short-term issues that possess a very strong credit quality based primarily on the existence of liquidity necessary to meet the obligation in a timely manner.
   Moody's Investors Service (Moody's) assigned the GM commercial paper program a credit rating of P-2, which is the second highest within Moody's three commercial paper investment grade ratings. Moody's P-2 rating indicates that the issuer has a strong ability for repayment relative to other issuers.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Security Ratings - concluded

   Duff & Phelps Credit Rating Co. (D&P) assigned a short-term debt rating of D-1+ to GM's commercial paper program. The D-1+ rating by D&P, the highest of five investment grade ratings available, signifies the highest certainty of timely payment based on outstanding liquidity, including internal operating factors and/or access to alternative sources of funds, with safety just below risk-free U.S. Treasury short-term obligations.
   Standard and Poor's Ratings Services, a division of McGraw-Hill Companies, Inc. (S&P), assigned a rating of A-2 to GM's commercial paper program, which is the third highest within S&P's four commercial paper investment grade ratings. The A-2 rating indicates a satisfactory capacity for timely payment with a lower degree of relative safety compared with issues designated as A-1+, S&P's highest rating for commercial paper.

Employment and Payrolls
                                                        1997    1996
Worldwide Employment at September 30, (in thousands)
  GM-NAO                                                 239     245
  Delphi                                                 175     180
  GMIO                                                   116     110
  GMAC                                                    18      17
  Hughes                                                  87      84
  Other                                                   11      11
                                                        ----    ----
    Total                                                646     647
                                                         ===     ===

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                      1997        1996       1997      1996
                                    -------      ------     ------    ------

Worldwide payrolls - continuing
   operations (in billions)         $7,464      $7,490    $22,828     $22,462
                                     =====       =====     ======      ======



                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1997 or subsequent thereto, but before the filing of this report are summarized below.

Environmental Matters

In August, 1997 the Delaware Department of Natural Resources & Environmental Control (DDNREC) issued a Notice of Administrative Penalty Assessment to the GM Wilmington Assembly Plant seeking civil penalties in excess of $100,000 for alleged violations of the Delaware volatile organic compound rules. GM filed a request for hearing, and is pursuing discussions with DDNREC to resolve the matter.

Other Matters

As previously reported, eight suits, denominated by plaintiffs as class actions, were filed in Delaware Chancery Court against General Motors and its directors challenging the spin-off of Hughes Electronics Corporation's defense business and related transactions. A ninth suit, Nicholas M. Patinkin v. General Motors Corporation, et al, was filed on March 31, 1997 which makes essentially the same allegations as the previously filed suits. All nine suits have been consolidated under the caption, In Re General Motors Class H Shareholders Litigation.

                                     ***

With respect to the previously reported matter, In re General Motors Anti-lock Brake Products Liability Litigation, the plaintiffs' motion for reconsideration of the dismissal of the eleven consolidated actions was denied. Plaintiffs have appealed to the U.S. Court of Appeals for the Eight Circuit.

                                     ***

With respect to the previously reported matter, Jacobson, et. al. v Hughes Aircraft Co. et. al., the Ninth Circuit has denied the request of Hughes for a rehearing.


                                     ***

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 1997, or subsequent thereto, but before the filing of this report are summarized below:

With respect to the previously reported tentative settlement of a claim by the State of North Dakota that GM had disposed of hazardous waste in a non-hazardous waste landfill in North Dakota, GM and the State of North Dakota have resolved the matter pursuant to an administrative Consent Agreement (Case No. 97-1147 HWM N.D.C.C. 23-20.3) effective September 29, 1997. Under the Consent Agreement GM removed all of the drums of aluminum grinding waste which could be feasibly removed and made a voluntary contribution of $120,000 to the state's Environmental Quality Restoration Fund. In addition, GM agreed to pay $20,000 representing the remaining portion of a suspended penalty under a prior Order between the State and GM.

                                     ***

As previously reported, on July 12, 1996 the Corporation was served with a putative Class Action Complaint filed in the Circuit Court of Greene County, Alabama alleging that the paint on 1985 through 1995 model year GM vehicles is defective (Robert J. Reinning et al. v. General Motors Corporation). On
September 11, 1997, the Court dismissed the case without prejudice at the request of the plaintiffs.




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

2(c)*   List of Omitted Schedules and Other Attachments,
        filed as Exhibit 2(d) to the Current Report on
        Form 8-K of General Motors Corporation dated
        January 16, 1997                                                N/A

2(d)    Agreement and Plan of Merger by and between General
        Motors Corporation and GM Mergeco Corporation, dated
        as of October 17, 1997, included as Appendix A to the
        Solicitation Statement/Prospectus dated as of
        November 10, 1997, which is a part of the Registration
        Statement on Form S-4 of General Motors Corporation
        (Registration No. 333-37215)                                  N/A

3(ii)    By-Laws of General Motors Corporation, as amended to
         August 4, 1997, incorporated by reference to the General
         Motors June 30, 1997 Quarterly Report on Form 10-Q            N/A

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

 * The registrant hereby undertaken to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K - concluded

11      Computation of Earnings Per Share Attributable to
        Common Stocks for the Three and Nine Month Periods
        Ended September 30, 1997 and 1996                              29

99      Hughes Electronics Corporation and Subsidiaries
        Consolidated Financial Statements and Management's
        Discussion and Analysis of Financial Condition and
        Results of Operations                                          33

27      Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

   Two reports on Form 8-K, dated July 1, 1997 and July 14, 1997 , were filed during the quarter ended September 30, 1997 reporting matters under Item 5, Other Events.


                                 * * * * * *


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                                 (Registrant)



November 12, 1997                      /s/Peter R. Bible
(Date)                                (Peter R. Bible, Chief Accounting Officer)