Form 10-K
period 1997-12-31
GENERAL MOTORS CORP
filed 1998-03-20
CIK 40730

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004
                                   FORM 10-K

   X ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934
                  For the fiscal year ended December 31, 1997

                                       OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
      1934

          For the transition period from ________________ to _________________

                          Commission file number 1-143

                           GENERAL MOTORS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



               STATE OF DELAWARE                              38-0572515
               -----------------                              ----------
        (State or other jurisdiction of                    (I.R.S. Employer
        Incorporation or Organization)                    Identification No.)

    100 Renaissance Center, Detroit, Michigan                 48243-7301
   3044 West Grand Boulevard, Detroit, Michigan               48202-3091
   --------------------------------------------               ----------
   (Address of Principal Executive Offices)                   (Zip Code)


      Registrant's telephone number, including area code          (313) 556-5000
                                                                  --------------
          Securities registered pursuant to Section 12(b) of the Act:



                                                                    Name of Each Exchange on
          Title of Each Class                                           Which Registered
----------------------------------------------                     ----------------------------
Common, $1-2/3 par value (678,564,579 shares
 outstanding as of February 28, 1998)                               New York Stock Exchange, Inc.
Class H Common, $0.10 par value (104,368,924
 shares outstanding as of February 28, 1998)                        New York Stock Exchange, Inc.
Preference, $0.10 par value, Series B
 9-1/8% Depositary Shares, stated value
 $25 per share, dividends cumulative
 (20,020,586 depositary shares outstanding
 as of February 28, 1998)                                           New York Stock Exchange, Inc.
Preference, $0.10 par value, Series D
 7.92% Depositary Shares, stated value
 $25 per share, dividends cumulative
 (3,014,654 depositary shares outstanding
 as of February 28, 1998)                                           New York Stock Exchange, Inc.
Preference, $0.10 par value, Series G
 9.12% Depositary Shares, stated value
 $25 per share, dividends cumulative
 (5,015,410 depositary shares outstanding
 as of February 28, 1998)                                           New York Stock Exchange, Inc.
General Motors Capital Trust D 8.67% Trust
 Originated Preferred Securities (sm) (TOPrS (sm)),
 Series D (3,149,748 shares outstanding as of
 February 28, 1998)                                                 New York Stock Exchange, Inc.
General Motors Capital Trust G 9.87% Trust
 Originated Preferred Securities (sm) (TOPrS (sm)),
 Series G (5,221,123 shares outstanding as of
 February 28, 1998)                                                 New York Stock Exchange, Inc.


Note:     The $1-2/3 par value common stock of the Registrant is also listed for trading on:

       Chicago Stock Exchange, Inc.                                Chicago, Illinois
       Pacific Exchange, Inc.                                      San Francisco, California
       Philadelphia Stock Exchange, Inc.                           Philadelphia, Pennsylvania
       Montreal Stock Exchange                                     Montreal, Quebec, Canada
       Toronto Stock Exchange                                      Toronto, Ontario, Canada
       Borse Frankfurt am Main                                     Frankfort on the Main, Germany
       Borse Dusseldorf                                            Dusseldorf, Germany
       Bourse de Bruxelles                                         Brussels, Belgium
       Courtiers en Valeurs Mobilieres                             Paris, France
       The London Stock Exchange                                   London, England



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X . No    .
                                         ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 27, 1998) of General Motors Corporation $1-2/3 par value and Class H common stocks held by nonaffiliates on February 27, 1998 was approximately $46.6 billion and $4.3 billion, respectively.


Documents incorporated by reference are as follows:

                                                              Part and Item Number of Form
Document                                                      10-K into Which Incorporated
--------                                                      -----------------------------

General Motors Notice of Annual Meeting of Stockholders
  and Proxy Statement for the Annual Meeting of Stockholders
  to be held June 1, 1998                                     Part III, Items 10 through 13


------------------------
(sm) "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.






                                       COVER PAGE

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

ITEM 1.  BUSINESS

GENERAL

       The following information is incorporated herein by reference to the indicated pages in Part II:


       Item                                                                       Page(s)
       ----                                                                       -------
       Wholesale Sales                                                            II-45 and II-48
       Employment and Payrolls                                                    II-64
       Note 24 of Notes to Consolidated Financial Statements (Segment Reporting)  II-36


     While the major portion of GM's operations is derived from the automotive industry, GM also has financing and insurance operations and produces products and provides services in other industries. GM participates in the automotive industry through the activities of its automotive business operating segments:
GM-North American Operations (GM-NAO); Delphi Automotive Systems (Delphi); and GM International Operations (GMIO). GM-NAO designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. Delphi is a diverse supplier of automotive systems and components. Delphi offers products and services in the areas of chassis, interior, lighting, electronics, power and signal distribution, energy and engine management, steering, and thermal systems. GMIO meets the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates:
Opel, Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac. GM's financing and insurance operations primarily relate to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance. GM's other operations relate to its Hughes Electronics Corporation subsidiary (Hughes) and the design, manufacturing and marketing of locomotives and heavy-duty transmissions.
     On December 17, 1997, GM completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of Hughes and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business of Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, which was then followed immediately by the merger of Hughes Defense with Raytheon Company (Raytheon). Concurrently, Delco Electronics, the automotive electronics subsidiary of Hughes, was transferred from Hughes to Delphi. Finally, Class H common stock was recapitalized into a GM tracking stock, Class H common stock, that is linked to the telecommunications and space businesses of Hughes.
     Additional information regarding the Hughes Transactions is contained in
Note 22 to the GM consolidated financial statements.
     Substantially all automotive-related products are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 1997, there were approximately 8,500 GM vehicle dealers in the United States, 900 in Canada and Mexico, and 5,500 outlets overseas.

RAW MATERIALS AND SERVICES

     GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

BACKLOG OF ORDERS

     Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes had a $10.3 billion and $6.8 billion backlog of commercial contracts relating to its telecommunications and space businesses at the end of 1997 and 1996, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

COMPETITIVE POSITION

     GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, Chrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Fuji Heavy Industries, Ltd. (Subaru), Volkswagen A.G., Hyundai Motor Company, Ltd., Daimler-Benz A.G. (Mercedes), Bayerische Motoren Werke AG (BMW), and Volvo AB. All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 1997 are summarized in Management's Discussion and Analysis in Part II.
     Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and GM's competitive position during the years ended December 31, 1997, 1996, and 1995, respectively, were as follows:


                                                  1997(1)    1996     1995
                                                  ----       ----     ----
                                                      (Units in Thousands)
Total industry registrations
  In the United States                            15,417    15,486   15,219
  In Canada and Mexico                             1,919     1,535    1,343
  In other countries                              36,125    34,789   32,853
                                                  ------    ------   ------
Total industry registrations - all countries      53,461    51,810   49,415
                                                  ======    ======   ======
                                                   1997(1)   1996     1995
                                                   ----      ----     ----
                                                  (Percent of Total Industry)
 GM's registrations
    In the United States                             31%       31%      32%
    In Canada and Mexico                             31        31       32
    In other countries                                9         9        9
 Total GM's registrations - all countries            16        16       17

--------------------
(1) Preliminary

     The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to GM's registrations includes units which are manufactured overseas by other companies and which are imported and sold by GM and affiliates.

RESEARCH AND DEVELOPMENT

     In 1997, GM spent $8.2 billion for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. In addition, $1.5 billion was spent for customer-sponsored activities, the majority of which were government related. Comparable data for 1996 were $8.9 billion for company-sponsored activities and $1.6 billion for customer-sponsored activities and for 1995 were $8.2 billion for company-sponsored activities and $1.4 billion for customer-sponsored activities, respectively.

ENVIRONMENTAL MATTERS

Automotive Emissions Control
     Both the federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.
     Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control hardware discovered during such testing can lead to substantial cost for GM related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Emissions Control (concluded)
     Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Tier 1" standards began phasing in for California vehicles in the 1993 model year and for federal vehicles in the 1994 model year. The phase-in of these "Tier 1" standards was completed in the 1997 model year.
     In addition to the Tier 1 standards is the CARB Low Emission Vehicle (LEV) Program that began with the 1994 model year and defines requirements through model year 2003 and beyond. This program sets even more stringent exhaust emission standards for cars and trucks sold in California. GM will have to meet the LEV Program requirements by marketing a mix of vehicles complying with the Tier 1 standards, Transitional Low Emission Vehicles (TLEVs), Low Emission Vehicles (LEVs), Ultra-Low Emission Vehicles (ULEVs), or Zero Emission Vehicles
(ZEVs). From model years 2003 and later, 10% of cars and small light-duty trucks (up to 3,750 lb. Loaded Vehicle Weight) sold in California must be ZEVs. Also, GM and six other major vehicle manufacturers signed Memorandum of Agreements (MOAs) with CARB to provide for a more market driven-introduction of ZEVs. The MOAs include provisions for an advanced battery ZEV demonstration program of 3,750 vehicles in the 1998-2000 time frame, a National LEV program or an alternative that provides equivalent emission benefits in California, the capability to produce specified numbers of ZEVs as warranted by demand, and continued research and development of advanced batteries. California is now considering additional reductions in vehicle emissions beginning with the 2004 model year.
     The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the federal requirements and six states have done so. In addition, the Ozone Transport Commission (OTC), representing twelve Northeast states and the District of Columbia, has recommended the OTC jurisdictions to impose the California LEV program requirements throughout the Northeast Ozone Transport Region (OTR). This could mean that vehicles designed for the California LEV program, including ZEVs, would have to be offered for sale in that region of the country. As an alternative, the auto industry has proposed a National LEV
(NLEV) program, which would require the phase-in of TLEVs and LEVs in the northeast starting in 1999, and vehicles in all states outside California meeting LEV standards on average starting in 2001. The EPA issued a final rule which would implement the NLEV program as a voluntary alternative available to automakers providing the OTC jurisdictions and the manufacturers formally opt-in to the agreement. On March 2, 1998, the EPA declared that the NLEV program was "in effect" for 1999 and later model years after all manufacturers and all the Northeast states except New York, Massachusetts, Maine, and Vermont opted to participate in the program.
     In addition to the above-mentioned exhaust emission programs, enhanced onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This new system has the potential of increasing warranty costs and the chance for recall.
     New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems will need to be further modified to accommodate federal onboard refueling vapor recovery (ORVR) control standards. ORVR phases in on passenger cars in the 1998 through 2000 model years and on light-duty trucks in the 2001 through 2006 model years.
     Starting in the 2000 model year, test procedures for exhaust emissions will become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle. Both of these requirements have the potential of adding hardware (and thus costs) to many vehicles.
     Also, the EPA, in accordance with the Clean Air Act Amendment of 1990, is studying the need, cost, and feasibility of further tightening of vehicle emission standards as early as the 2004 model year. The EPA adopted new National Ambient Air Quality standards for ozone and particulates in 1997 which are expected to enhance the need for additional emission reductions from both mobile and industrial sources.

Industrial Environmental Control
     GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharge, waste management, and environmental cleanup.
     GM is in various stages of investigation or remediation for sites where contamination has been alleged and has recorded a liability of $610 million at December 31, 1997 and $646 million at December 31, 1996 for worldwide environmental investigation and remediation as summarized below:

      . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The foreseeable total liability for 1997 and beyond for sites involving GM is estimated to be $186 million, which was recorded at December 31, 1997. This compares to $209 million at December 31, 1996.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Industrial Environmental Control (concluded)
      . For closed or closing plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, was estimated at $122 million at December 31, 1997. This compares to $121 million at December 31, 1996.
      . GM is involved in investigations and remediation activities at additional locations worldwide with a foreseeable liability of approximately $302 million, which was recorded at December 31, 1997. This compares to $316 million at December 31, 1996.

     The cost impact of the Clean Air Act Amendments under Title V are the annual emission fees of approximately $9 million per year. Additionally, the cost of obtaining Title V permits are approximately $5 million for 1996 and an estimated $2 million for 1997, not including any internal labor costs. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring requirements are estimated to cost $500 to $700 million through the year 2003.
     Expenditures by GM in the United States for industrial environmental control facilities during the years ended December 31, 1997, 1996, and 1995, respectively, were as follows (in millions): 1997-$108; 1996-$117; and 1995-$116. The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2001 will be (in millions):
1998-$118; 1999-$74; 2000 and 2001-$156. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

Vehicular Noise Control
     The Federal Truck Regulation preempts all state/local noise regulations for trucks over 10,000 lb. Gross Vehicle Weight Rating (GVWR). All jurisdictions regulating noise levels of school buses which are built on medium-duty truck chassis have adopted standards compatible with federal regulations for medium-duty trucks. The Federal Truck Regulations contain label and owner's manual requirements.
     Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. The current standard for vehicles in these classes is 80 dB as measured at 50 feet. Future implementation of more stringent exhaust emission regulations and more stringent fuel economy regulations will require an assessment of increased costs of noise control.

Safety Affairs and Regulations
     Expenditures to maintain the operational safety, occupant protection, and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.
     GM is meeting the government requirement for passive restraints by installing driver and passenger supplemental inflatable restraints (air bags) on all passenger cars and selected light trucks and vans. Driver air bags have been approved for all remaining light trucks and vans during the 1997 and 1998 model years, with a phase-in of dual front passenger air bags in these same vehicles through the 1999 model year. This will meet the requirements of NHTSA's final rule specifying that air bags be the only means used to meet the automatic restraint requirements for passenger cars and light trucks and vans on a phased-in basis beginning September 1, 1996 and culminating September 1, 1998.
     GM is working with NHTSA and suppliers to introduce, during the 1998 model year on all GM cars and light trucks, less aggressive air bags in order to address concerns about inflation injuries, particularly to children and smaller adult passengers who are not properly restrained. GM also will be making available, starting in the 1998 model year, air bag on-off switches for those customers who request them and also are eligible under the requirements of the new NHTSA regulation allowing these devices.
     New dynamic side impact protection requirements similar to those for cars will apply to certain light trucks and vans beginning September 1, 1998. Side structure and interior trim designs of future models will continue to be affected. Additional market pressure and future model design effects are likely regarding side impact performance at higher crash speeds. This will result as the federal government continues its consumer information side impact crash test program at an elevated impact speed for passenger cars, and possibly adds certain light-duty trucks to the test program after September 1, 1998.
     A new government requirement for vehicle interior impact protection was proposed in 1993. The final rule, similar to the proposal, was promulgated in August 1995. This rule will significantly affect upper body structure and interior trim designs of future model passenger cars and light trucks and vans. The phase-in for this rulemaking begins in the 1999 model year and will apply to all these vehicles in the 2003 model year.
     The NHTSA currently is considering the effects of fuel system crash integrity requirements of the Federal Motor Vehicle Safety Standard 301. If any of the considerations ultimately are adopted as final rules, some undetermined redesign, cost, and weight increase along with additional crash testing procedures could be expected for most of GM's vehicles. See Item 3, Legal Proceedings, Other Matters.
     With the passage of the Anti-Car Theft Act of 1992, implementation costs affect approximately 22 passenger car assembly plants and 4 light-duty truck plants. For the affected truck plants, the major expenditures were for new label printer installations and additional stamping equipment.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Fuel Economy
     The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 1997 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 28.2 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 1998 model year passenger cars is projected at 27.8 mpg versus the standard of 27.5 mpg.
     Fuel economy standards for light-duty trucks became effective in 1979. GM's light truck CAFE fleet average for the 1996 model year reached 20.9 mpg versus a standard of 20.7 mpg. For the 1997 model year, GM's truck CAFE is projected to be 20.2 mpg versus a standard of 20.7 mpg. GM's 1998 model year truck CAFE is projected at 21.2 mpg versus a standard of 20.7 mpg. Projected shortfalls to the standard are expected to be offset by credits from future model years.
     GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance. It is expected that the Kyoto agreement on global warming will lead to continued pressure to increase fuel economy levels.

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

SEGMENT REPORTING DATA

     Operating and geographic segment data for 1997, 1996, and 1995 are summarized in Note 24 of Notes to Consolidated Financial Statements in Part II.

                                *  *  *  *  *  *

     The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  PROPERTIES

     The Corporation, excluding General Motors Acceptance Corporation, has 292 locations operating in 33 states and 145 cities in the United States. Of these, 24 are engaged in the final assembly of GM cars and trucks; 35 are service parts operations responsible for distribution or warehousing; 8 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 54 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Belgium, and Spain.
     Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
     Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
     Additional information regarding worldwide expenditures for plants and equipment is presented under Management's Discussion and Analysis in Part II.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 3.  LEGAL PROCEEDINGS

     (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 1997, or subsequent thereto, but before the filing of this report are summarized below.

ENVIRONMENTAL MATTERS

     In March 1993, the Michigan Department of Environmental Quality (MDEQ) notified the Corporation's Powertrain Group (GMPTG) that MDEQ was making a referral to the Michigan Attorney General for resolution of allegations by MDEQ that a GMPTG Malleable Iron facility in Saginaw, Michigan had failed to conduct a timely environmental investigation to MDEQ's satisfaction of a landfill and certain other areas at the facility's property, and that the facility's on-site water recycling basins were improperly discharging contaminants into the groundwater and the Saginaw River. The Corporation has reached a settlement of this matter whereby it will pay a civil penalty of $200,000 and contribute $200,000 toward environmental projects in the Saginaw, Michigan area. The Corporation has entered into a consent judgment which documents the settlement and it is anticipated that it will be lodged within 90 days.

                                    *  *  *

     On June 28, 1994, the Attorney General for the State of Michigan, on behalf of the Michigan Department of Natural Resources (MDNR), filed a complaint in Circuit Court of the 30th Judicial Circuit in Ingham County, Michigan alleging that several of GM's plants released polychlorinated biphenyls (commonly referred to as "PCBs") into the Saginaw River thereby causing damage to natural resources in the river and Saginaw Bay. The State has not asserted that it is seeking fines or penalties and no amount is specified in the complaint as damages, but the State is seeking reimbursement of all its past and future response costs, including enforcement costs, and natural resource damages relating to the Saginaw River and Bay. In this regard, representatives of the State have indicated that the State will be seeking "tens of millions of dollars" in damages as well as several million dollars in past response costs. GM is currently in discussions with representatives of the Michigan Attorney General and the MDNR regarding this matter.
     GM has also been advised that the U.S. Department of Interior (DOI) may be conducting an investigation of these matters and any related damage to the environment, and that DOI may pursue independent claims against GM, the City of Saginaw and Bay City.

                                    *  *  *

     In August, 1997, the Delaware Department of Natural Resources & Environmental Control (DDNREC) issued a Notice of Administrative Penalty Assessment to the GM Wilmington Assembly Plant seeking civil penalties in excess of $100,000 for alleged violations of the Delaware volatile organic compound rules. GM filed a request for hearing, and is pursuing discussions with DDNREC to resolve the matter.

                                    *  *  *

     In December, 1997 the Ohio Environmental Protection Agency (OEPA) and the Ohio Attorney General proposed to settle alleged violations by the GM Powertrain Group Defiance Foundry of certain Ohio air pollution rules for a civil penalty in excess of $100,000. The primary violations alleged by OEPA are that the Defiance Foundry failed to timely perform a stack test on certain equipment, failed to comply with an air permit variance granted to the foundry, did not comply with the "Prevention of Significant Deterioration" regulations in connection with the installation of certain equipment, and exceeded certain air emission limits set forth in a number of permits. GM is pursuing settlement discussions with OEPA and the Ohio Attorney General.

                                    *  *  *

     The Illinois Environmental Protection Agency (IEPA) and U.S. Environmental Protection Agency (EPA) assert that portions of a facility maintained by the Electro-Motive Division of GM (EMD) at LaGrange, Illinois, for the purpose of providing reliability and durability engine testing is required to secure permits under Title I of the Clean Air Act. EMD has long considered the facility to be exempt from the permitting and other requirements of Title I of the Clean Air Act. Without conceding this point, and in the interest of expeditiously resolving this matter, EMD has obtained a "Prevention of Significant Deterioration" permit for these units. The IEPA has referred this matter to the Illinois Attorney General's office, and a judicial consent order is being finalized. A penalty of between $100,000 and $150,000 and a supplemental environmental project with a value of approximately $200,000 is anticipated.


                                    *  *  *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ENVIRONMENTAL MATTERS (CONCLUDED)

     In August, 1996, the California Air Resources Board (CARB) ordered General Motors to recall about 11,500 1992 MY "S" Trucks. (These trucks are known by their emissions engine family designator as N3G4.3TBXEB2.) The CARB claims that these trucks exceeded the applicable new motor vehicle emissions standard for oxides of nitrogen (Nox). In addition to the ordered recall, the CARB threatened civil penalties of up to $57 million. General Motors believes that it has valid defenses to all CARB's claims and has requested an administrative review of the penalties and ordered recall. General Motors' defenses include the failure of CARB's outside contractor test laboratory to comply with the Federal Test Procedure used to identify non-compliant engine families. The administrative case is in the discovery stage, and a hearing is not likely until sometime in 1999.

                                    *  *  *
OTHER MATTERS

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

                                    *  *  *
     Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit (CAFC) affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the CAFC for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997, the U.S. Supreme Court, citing a recent decision it had rendered in Warner-Jenkinson v. Hilton Davis, remanded Hughes' suit over the Williams Patent back to the CAFC in order to have the CAFC determine whether the ruling in the Williams Patent matter was consistent with the U.S. Supreme Court's decision in the Warner-Jenkinson case. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration of the case by the CAFC. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of GM attributable to Class H common stock.

                                    *  *  *
     In October, 1994, as previously reported, a California jury awarded a total of $89.5 million in damages against Hughes, which include $9.5 million of actual damages and punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence. On January 6, 1997, the Court of Appeal reversed the trial court's decision to set aside the verdicts and reinstated the jury verdicts, but reduced the two $40 million punitive damage awards to $5 million and $2.83 million, resulting in an aggregate judgment of $17.33 million. Hughes' petition for review by the California Supreme Court was granted in November, 1997. Hughes filed its opening brief in January, 1998, but no decision is expected earlier than late 1998.


                                    *  *  *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     In January, 1992, five retired employees of Hughes filed Jacobson, et al
v. Hughes Aircraft Co. et al, in the U.S. District Court in Arizona, subsequently transferred to Los Angeles, as a putative class action to obtain increased retirement benefits from excess assets in the Hughes Non-Bargaining Retirement Plan (the "Plan"). The complaint alleges that the Plan had been constructively terminated and split into two separate plans by virtue of action by Hughes in 1991 in which it amended the Plan in order to implement a non-contributory benefit formula for certain participants and newly hired employees. The complaint further alleges that an effect of another Plan amendment is that assets of the Plan have been used improperly to provide an early retirement program for certain participants. On January 23, 1997, the U.S. Court of Appeals for the 9th Circuit reversed and remanded a decision of the U.S. District Court in Los Angeles in which the District Court had dismissed the plaintiff's complaint without leave to amend, for failure to state a claim.
     In February 1998, Hughes filed a petition for writ of certiorari in the United States Supreme Court seeking that court's review of the Ninth Circuit decision. Because certiorari is in the discretion of the Supreme Court, no assurance can be given that the case will be accepted for review. Hughes anticipates that in the second quarter of 1998 the Supreme Court will issue its decision to grant or deny certiorari.

                                    *  *  *

     On or about October 25, 1996, an action was commenced by Comsat Corporation against PanAmSat, News Corporation Limited (News Corp.) and Grupo Television, S.A., in the United States District Court for the Central District of California. The Complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the Federal Communications Commission (FCC). As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the Maryland District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages in an amount to be determined at trial. PanAmSat believes this action is without merit. It intends to vigorously contest this matter although there can be no assurance that PanAmSat will prevail. If PanAmSat were not to prevail, the amounts involved could be material to PanAmSat.

                                    *  *  *

     Two suits, Stephen A. Solomon v. General Motors Corporation, et al. and TRV Holding Company v. General Motors Corporation, et al., (collectively "Solomon/TRV"), were filed in Delaware Chancery Court on May 13 and 18, 1994, respectively, challenging GM's split-off of Electronic Data Systems Corporation
(EDS). Such actions have been consolidated and a consolidated amended complaint was filed on April 2, 1996. In addition, on May 10, 1996, a second amended and supplemental consolidated complaint (the "Second Amended Complaint") was filed by plaintiffs in this action. Another lawsuit, Ward et al., as Trustees for the Eisenberg Children's Irrevocable Trust II v. General Motors Corporation, et al. (Ward), was filed in Delaware Chancery Court on November 15, 1995. On May 17, 1996, Solomon/TRV and Ward (collectively, "Solomon/TRV/Ward") were consolidated and the Second Amended Complaint was adopted as the complaint for the consolidated action.
     Solomon/TRV/Ward purports to be a class action brought on behalf of former holders of Class E common stock, $0.10 par value per share (the "Class E Common Stock"), of General Motors against certain present and former directors of General Motors, as well as a double derivative action brought on behalf of EDS against certain present and former directors of General Motors and certain former directors of EDS (all of whom are also directors or officers of General Motors). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. The Second Amended Complaint alleges that defendants have breached and are continuing to breach their fiduciary duties in connection with their conduct with respect to EDS and the proposed split-off of EDS from General Motors (the "Split-Off"). In particular, the complaint alleges that the process of establishing terms for the Split-Off, including the consideration of alternatives to such transaction and the negotiating process in connection therewith, was unfairly dominated and controlled by General Motors and that the resulting terms unfairly benefit General Motors and its continuing shareholders, including the holders of common stock, $1-2/3 par value per share (the "$1-2/3 Common Stock"), and the Class H common stock, $0.10 par value per share (the "Class H Common Stock"), of General Motors, to the detriment of EDS and the former holders of Class E Common Stock. The complaint also alleges that the split-off would unfairly effect a disposition of EDS

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES because it would not provide for a recapitalization of the Class E Common Stock into $1-2/3 Common Stock at a 120% exchange ratio, as had been provided in the General Motors Certificate of Incorporation upon a disposition by General Motors of substantially all of the business of EDS. Furthermore, the complaint alleges that the solicitation of consents by General Motors with respect to the proposed split-off is wrongfully coercive and the solicitation statement being used in connection therewith is materially deficient. The Second Amended Complaint seeks monetary damages from the defendants, as well as an injunction against further action in connection with the split-off. In addition, the complaint seeks an order appointing independent representatives to act on behalf of and protect the interests of EDS and the former holders of Class E Common Stock. The complaint also seeks an order requiring the defendants to disseminate completely all material information to the former holders of Class E Common Stock in connection with the split-off.

     On May 10, 1996, the plaintiffs in the consolidated action filed a motion for expedited proceedings, including a request for a hearing on their application for a preliminary injunction against further action in connection with the split-off. As a result of such application, a hearing on the plaintiffs' application for a preliminary injunction had been scheduled for May 30, 1996. On May 23, 1996, after limited discovery, the plaintiffs' counsel informed the court that plaintiffs had concluded that adequate relief could be afforded to the plaintiff class members after the split-off was consummated and were withdrawing their application for expedited proceedings including a preliminary injunction hearing. Thus, plaintiffs abandoned their pursuit of an injunction to prevent consummation of the split-off. On June 7, 1996, having received consent of a majority of the holders of each class of its common stock, General Motors split-off EDS to former General Motors Class E stockholders. (See Tabulation of consents at Item 4, page 36 of the Form 10-Q filed by General Motors for the Quarter Ended June 30, 1996).
     On December 1, 1997, plaintiffs served a Third Amended and Supplemental Consolidated Complaint which makes essentially the same allegations as the Second Amended Complaint. The complaint seeks monetary damages, including recissory damages, and an accounting for any special benefits obtained by defendants. On December 11, 1997, defendants filed a motion to dismiss the complaint.

                                    *  *  *

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

                                    *  *  *

     The following nine lawsuits were filed in the Delaware Court of Chancery during the first quarter of 1997: Jules Levine v. General Motors Corporation, et al., on February 6, 1997; Steven Verkouteren v. General Motors Corporation, et al., on February 6, 1997; Malcolm Rosenwald v. General Motors Corporation, et al., on February 7, 1997; Richard Strauss v. General Motors Corporation, et al., on February 7, 1997; Jeanette Whited, et al. v. General Motors Corporation, et al., on February 26, 1997; Andrew Carlucci, I.R.A. v. General Motors Corporation, et al., on March 3, 1997; Dr. Joseph Mantel v. General Motors Corporation, et al., on March 5, 1997; John P. McCarthy Profit Sharing Plan v. General Motors Corporation, et al., on March 6, 1997; and Patinkin v. General Motors Corporation, et al., on

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

March 31, 1997. Each suit was denominated as a class action and was purportedly brought on behalf of specified holders of GM Class H common stock against the defendants, General Motors and its directors. The complaints made essentially the same allegations, namely, that the defendants have breached and are continuing to breach their fiduciary and alleged contractual duties to specified holders of GM Class H common stock in connection with the Hughes transactions. All of these lawsuits have been consolidated under the caption, In Re General Motors Class H Shareholders Litigation.
     Following a hearing on November 24, 1997, the Delaware Court of Chancery denied plaintiffs' request for expedited discovery and for the scheduling of a hearing on a motion for a preliminary injunction. On December 17, 1997, having received consent of a majority of the holders of each class of its common stock, the Hughes transactions were consummated. (See Tabulation of consents at Item 4, page I-13 of the Form 10-K filed by General Motors for the Year Ended December 31, 1997).
     On December 1, 1997, plaintiffs filed a Second Consolidated Amended Complaint which asserts three claims against General Motors and its directors. The first claim alleges that General Motors is breaching contractual obligations to GM Class H common stockholders by effecting a disposition of the defense electronics business of Hughes Electronics without providing for a recapitalization of the GM Class H common stock into $1-2/3 common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Certificate of Incorporation. Plaintiffs contend that any amendment of the GM Certificate of Incorporation as part of the Hughes transactions would be invalid because stockholders are being coerced into approving such a change. Plaintiffs' second claim alleges that GM's directors have breached their fiduciary duties (1) by failing to act in an informed manner and (2) by failing to act independently to protect the interests of both classes of GM common stockholders. In particular, this claim alleges that no processes were employed to ensure that the interests of GM Class H common stockholders were adequately represented in connection with the various aspects of the Hughes transactions. Plaintiffs' third claim is that GM's directors have breached their duty of candor by using false and misleading solicitation materials to obtain approval of the Hughes transactions. This claim alleges, among other things, that the Solicitation Statement fails to disclose the consideration that GM Class H common stockholders would have received in the event the Hughes transactions triggered the provision in the GM Certificate of Incorporation for nondiscretionary recapitalization of GM Class H common stock into GM $1-2/3 common stock at a 120% exchange ratio; misstates that there is substantial uncertainty regarding application of this provision to the Hughes transactions; and misleadingly portrays the Hughes transactions as being fair to GM Class H common stockholders. The complaint alleges that GM Class H common stockholders would be irreparably damaged if the Hughes transactions were to be consummated as structured because they would lose their alleged right to receive a 20% premium in the event of a disposition of Hughes Aircraft. Plaintiffs sought, among other things, an injunction against the consummation of the Hughes transactions, an order requiring defendants to implement certain procedures designed to protect the interests of GM Class H common stockholders, or, in the event the transaction closes (it has now closed), rescission and/or compensatory damages against the defendants.
     On December 17, 1997, defendants filed a motion to dismiss the complaint.

                                    *  *  *
     Thirty-nine class actions have been filed in state, federal, and Canadian courts against the Corporation, claiming that 1973-1987 model Chevrolet and GMC full-size pickup trucks are defective because their fuel tanks are mounted below the cab and outside the frame rails. Twenty-four federal court class actions were transferred to the federal court in Philadelphia, Pennsylvania by the Judicial Panel on Multidistrict Litigation. In these actions, plaintiffs claimed that the fuel tank locations make the vehicles unreasonably susceptible to fuel-fed fires following side-impact collisions. Plaintiffs alleged breach of contract and warranty, negligence, fraud and negligent misrepresentation, as well as violation of various state consumer protection laws. The lawsuits seek compensatory and punitive damages and injunctions requiring notice to owners, repairs, retrofitting and "disgorgement" of revenues.
     An agreement for a nationwide settlement of the class actions pending in federal and state courts received final court approval on December 19, 1996, by a state court in Louisiana. The settlement, which is not expected to have a material effect on the consolidated financial statements of General Motors, provides for owners of 1973 to 1991 full-size pickup trucks and cab chassis with outside-the-frame fuel tanks, as of July 3, 1996, to receive certificates for $1,000 toward the purchase of any new General Motors passenger car or light truck, except Saturns. The certificates can be used for the first 15 months at $1,000 or transferred one time, whereupon the transferee would be able to use the certificate for $500 ($250 if used with a General Motors rebate) toward the purchase of an eligible vehicle until expiration of the 15-month period. After the first 15 months, original recipients of the certificates may use them for an additional 18 months at $500 or transfer them, whereupon the transferee would be able to use the certificates for $250 towards the purchase of an eligible vehicle. For fleets and governmental entities, after the first 15 months, the certificates are reduced to $250 for an additional 35 months, but are not transferable, except to other departments or agencies of the same governmental entity.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

                                    *  *  *

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

                                    *  *  *
     Eleven purported class actions alleging that certain antilock braking systems on 1989 to 1996 light-duty GM trucks are defective were consolidated by the Judicial Panel on Multidistrict Litigation for coordinated pretrial proceedings as In Re General Motors Anti-Lock Brake Products Liability Litigation, USDC, Eastern District of Missouri, Eastern Division. On June 11, 1997, GM's motion to dismiss the consolidated complaint was granted.
Plaintiffs have appealed to the federal court of appeals for the Eighth
Circuit.

                                    *  *  *

     Three class actions have recently been filed against General Motors, as well as a number of other vehicle manufacturers and dealers, claiming that the front seat air bags installed in 1993 to 1997 model vehicles are defective:
Eloisa Rodriguez, et al. v. General Motors Corporation, Ford Motor Company, Chrysler Corporation, Volvo of North America, Inc., Armadillo Motor Company, Inc., and Wickstrom Chevrolet Co., Inc., filed on April 11, 1997, in the District Court of Maverick County, Texas; Ellen Smith, et al. v. General Motors Corporation, Ford Motor Company, Chrysler Motors Corporation, Sylacauga Auto Plex, et al., filed on April 25, 1997, in Circuit Court of Coosa County,
Alabama: and Frederick Lewis, et al. v. Volvo of North America, Inc., General Motors Corporation, Ford Motor Corporation, Chrysler Motors Corporation, and Spinato Chrysler Plymouth, Inc. dba Bergeron Volvo filed in Civil District Court of the Parish of Orleans, Louisiana. In essence, the complaints allege the bags are defective because, when deployed, they are likely to injure small-statured adults and children. The Texas and Louisiana matters purport to be statewide classes, while the Alabama state court entered an order conditionally certifying a nationwide class but made no determination that plaintiffs have met the requirements for maintaining the case as a class action. GM has the right to challenge the order and will oppose the class action status of the case. The complaints generally seek compensatory damages, the cost of repair or replacement of the allegedly defective air bags, and plaintiffs' attorney fees. Two of the matters, those in Louisiana and Texas, have been removed to federal court, and are consolidated for pre-trial proceedings in the federal court in New Orleans. After removal, the Alabama matter was remanded by the federal court back to Alabama state court. The defendants have filed motions for change of venue and dismissal of the complaint in the Alabama matter which are under submission to the court. Motions to dismiss the Texas and Louisiana matters will be filed pursuant to a schedule established by the court later this spring. GM intends to vigorously defend these actions.


                                    *  *  *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     Four separate putative class actions have been filed alleging defects in the paint applied by GM on various vehicles which it distributed. Two of those cases have been dismissed. No determination has been made as to whether either of the two pending cases may proceed as a class action.
     On March 24, 1995, a purported nationwide class action, Christian Amedee and Louis Fuxan v. General Motors Corporation, et al., was filed in the Civil District Court for the Parish of New Orleans, State of Louisiana, alleging the paint or paint application process used by GM at several unspecified North American assembly plants was defective due to the omission of a surface layer primer, allegedly causing the paint to prematurely delaminate, deteriorate, and peel. Plaintiffs seek unspecified compensatory damages, equitable relief, interest, costs, and attorneys' fees. On May 3, 1995, another purported class action, Barney Kizzire v. General Motors Corporation and Bynum Oldsmobile-Pontiac-Cadillac-GMC, Inc., was filed in the Circuit Court for Fayette County, Alabama, on behalf of a proposed class of Alabama residents who purchased 1989 GMC pickup trucks alleging that the paint was defective. That case was subsequently removed to federal court and the named plaintiff's claims were all dismissed with prejudice on November 27, 1996. On July 12, 1996, the Corporation was served with a putative class action filed in the Circuit Court of Greene County, Alabama, Robert J. Reining, et al. v. General Motors Corporation. The complaint alleged that the paint systems used in the 1985 through 1995 model years are defective or potentially defective because GM switched to "water-based primers" which could result in various problems with vehicle finish. On September 11, 1997, the Court dismissed the case without prejudice at the request of the plaintiffs. On January 29, 1997, the Corporation was served with a putative class action, Karpowicz v. General Motors Corporation, filed in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois. This case, purportedly brought on behalf of Illinois purchasers of new vehicles which experienced peeling paint, alleges that GM broke a promise to repair paint conditions for six years from the date of purchase and failed to implement fair and uniform corrective measures. Subsequently, the Court dismissed each of plaintiff's claims except for an allegation that paint conditions are covered under GM's six-year corrosion warranty. The complaint seeks unspecified compensatory damages, statutory damages, and penalties; an injunction halting the practices alleged; and attorneys' fees, litigation expenses, and costs.

                                    *  *  *

     (b) Previously reported legal proceedings which have been terminated, either during the quarter ended December 31, 1997, or subsequent thereto, but before the filing of this report are summarized below:
     On March 1, 1993, the U.S. EPA Region V issued a civil administrative complaint alleging that stormwater from the Chevrolet-Pontiac-GM of Canada Group's Pontiac Fiero plant in Pontiac, Michigan exceeded the facility's National Pollutant Discharge System Permit from May 1989 through May 1992.
     On June 28, 1996, an EPA Administrative Law Judge (ALJ) made a determination that General Motors is liable for stormwater discharges from the closed Fiero assembly plant in Pontiac, Michigan which exceed the 1988 permit limits for copper, lead and zinc. The ALJ rejected General Motors' arguments that the permit (a) was void by Act of Congress, (b) had expired in 1990, and
(c) in any event, did not apply because the source of the metals is not industrial operations but rather from (1) ambient rainfall and (2) dissolving by acid rain of copper gutters, lead solder and flashing, and galvanized roof decking. Ruling that copper, lead and zinc are pollutants for which dischargers are strictly responsible regardless of their source, the ALJ found General Motors liable for 92 permit exceedances. General Motors came into compliance in 1992 by coating the metal on the roof. The EPA sought the $125,000 maximum administrative penalty; the ALJ supervised negotiations between the EPA and General Motors regarding the amount of the penalty and recommended a penalty of $62,500. On December 24, 1997, the U.S. EPA Appeal Board affirmed the ALJ's ruling awarding a $62,500 penalty. The Appeal Board ruled that GM should have challenged its permit within 60 days of issuance and is now barred from challenging its intent or effect. GM is appealing the ruling to the U.S. Court of Appeals for the D.C. Circuit, but will no longer report on this matter in its SEC filings because the penalty has been established at a level below the threshold for reporting under Regulation S-K.

                                *  *  *  *  *  *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACTIONS BY WRITTEN CONSENT OF GENERAL MOTORS STOCKHOLDERS

     A Solicitation Statement/Prospectus of General Motors (GM), dated November 10, 1997, was distributed to holders of $1-2/3 par value and Class H common stocks in order to obtain their written consent to the proposed "Hughes Transactions" relating to the three principal businesses of GM's Hughes Electronics subsidiary (Hughes). The proposed Hughes Transactions consisted of the following:


  - The spin-off of the Hughes defense electronics business (Hughes Defense), approximately 58.7% to Class H common stockholders and approximately 41.3% to $1-2/3 par value common stockholders (estimated based on stock
       prices   as of November 7, 1997).  Immediately after the spin-off, this business would merge with Raytheon Company.
  - The transfer of the automotive electronics business (Delco) from Hughes to GM. As a result, the approximate 25.6% tracking stock interest in this business held by Class H common stockholders would in effect be allocated to $1-2/3 par value common stockholders.
  - The recapitalization of Class H common stock into a new tracking stock interest of approximately 25.6% in the telecommunications and space businesses of Hughes. This business would also be provided with a substantial amount of new capital funding.

     The $1-2/3 par value and Class H common stockholders gave their consent to the Hughes Transactions. Action in respect of the Hughes Transactions was taken by GM on December 17, 1997. The responses of GM stockholders to the consent solicitation are tabulated below.

PROPOSAL FOR THE HUGHES TRANSACTIONS

                                   Consent         Withhold        Abstain         Total
                                   -------         --------        -------         -----
CLASS OF STOCK                        (Final tabulation as of December 17, 1997)
$1-2/3 par value common stock,
voting as a separate class:
     Shares                       433,712,572       3,002,064       4,710,876   441,425,512
     Percent of Outstanding              61.3%            0.4%            0.7%         62.4%
     Percent of Voting                   98.2%            0.7%            1.1%        100.0%

Class H common stock,
voting as a separate class:
     Shares                        74,350,326       3,641,974       4,217,592    82,209,892
     Percent of Outstanding              72.4%            3.6%            4.1%         80.1%
     Percent of Voting                   90.5%            4.4%            5.1%        100.0%

Combined $1-2/3 par value and
Class H common stocks, voting
together as a single class:
     Votes                        470,887,736       4,823,050       6,819,672   482,530,458
     Percent of Outstanding              62.1%            0.6%            0.9%         63.6%
     Percent of Voting                   97.6%            1.0%            1.4%        100.0%








                                 * * * * * *

                                    PART II

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             CROSS REFERENCE SHEET


     10-K ITEM                                     PAGE (AND CAPTION) IN PART II
     ---------                                     -----------------------------

5. Market for Registrant's Common Equity and
    Related Stockholder Matters
    (a) Market information                         II-40 - Selected Quarterly Data
    (b) Approximate number of holders of
          common stocks                            II-40 - Selected Quarterly Data
     (c) Dividends
          (1) History                              II-40 - Selected Quarterly Data
          (2) Policy                               II-32 - Dividends on Common Stocks

6. Selected Financial Data                         II-44 - Selected Financial Data

7. Management's Discussion and Analysis of
    Financial Condition and Results of Operations  II-45 - Management's Discussion and Analysis

8. Financial Statements and Supplementary Data     II-2  - Responsibilities for Consolidated
                                                            Financial Statements

                                                   II-3  - Independent Auditors' Report

                                                   II-4  - Consolidated Statements of Income for
                                                            the Years Ended December 31,
                                                            1997, 1996, and 1995

                                                   II-5  - Consolidated Balance Sheets,
                                                            December 31, 1997 and 1996

                                                   II-6  - Consolidated Statements of Cash Flows
                                                            for the Years Ended December 31,
                                                            1997, 1996, and 1995

                                                   II-7  - Consolidated Statements of Stockholders'
                                                            Equity for the Years Ended December 31,
                                                            1997, 1996, and 1995

                                                   II-8  - Notes to Consolidated Financial Statements

                                                   II-40 - Selected Quarterly Data

9. Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure         None


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

     Management is further responsible for maintaining internal control designed to provide reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are carefully followed. From a stockholder's point of view, perhaps the most important feature in internal control is that it is continually reviewed for effectiveness and is augmented by written policies and guidelines, the careful selection and training of qualified personnel, and a strong program of internal audit.

     Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with generally accepted auditing standards that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

     The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1997 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.



/s/John F. Smith, Jr.                         /s/J. Michael Losh
John F. Smith, Jr.                            J. Michael Losh
Chairman, Chief Executive Officer,            Chief Financial Officer
and President

                          INDEPENDENT AUDITORS' REPORT

General Motors Corporation, its Directors, and Stockholders:

     We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1997 and 1996 and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, effective January 1, 1995 the Corporation changed its method of accounting for sales to daily rental car companies.


/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 26, 1998

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                      Years Ended December 31,
                                                           -------------------------------------------------
                                                                 1997              1996              1995
                                                                 ----              ----              ----
                                                            (Dollars in Millions Except Per Share Amounts)

NET SALES AND REVENUES (Note 1)
Manufactured products                                           $153,683          $145,341          $143,666
Financial services                                                12,762            12,674            11,664
Other income (Note 23)                                            11,729             5,998             4,924
                                                                --------          --------          --------
     TOTAL NET SALES AND REVENUES                                178,174           164,013           160,254
                                                                --------          --------          --------

COSTS AND EXPENSES
Cost of sales and other operating charges,
  exclusive of items listed below                                130,028           123,195           121,300
Selling, general and administrative expenses                      16,192            14,580            12,550
Depreciation and amortization expenses (Notes 1 and 2)            16,616            11,840            11,213
Interest expense (Note 10)                                         6,113             5,695             5,182
Other deductions (Note 23)                                         1,511             2,083             1,678
                                                                --------          --------          --------
     TOTAL COSTS AND EXPENSES                                    170,460           157,393           151,923
                                                                --------          --------          --------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND MINORITY INTERESTS                              7,714             6,620             8,331
Income taxes (Note 6)                                              1,069             1,723             2,316
Minority interests                                                    53                56                18
                                                                --------          --------          --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                                      6,698             4,953             6,033
Income from discontinued operations (Note 1)                           -                10               900
Cumulative effect of accounting change (Note 1)                        -                 -               (52)
                                                                --------          --------          --------
     NET INCOME                                                    6,698             4,963             6,881
Premium on exchange of/tender offer for
  preference stocks (Notes 17 and 18)                                 26                 -               153
Dividends on preference stocks (Note 18)                              72                81               211
                                                                --------          --------          --------
     EARNINGS ON COMMON STOCKS                                    $6,600            $4,882            $6,517
                                                                ========          ========          ========

BASIC EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKS (NOTE 19)

$1-2/3 par value common stock
  Continuing operations                                            $8.70             $6.07             $7.21
  Discontinued operations                                              -             (0.01)             0.14
  Cumulative effect of accounting change                               -                 -             (0.07)
                                                                --------          --------          --------
     Earnings per share attributable to $1-2/3 par value           $8.70             $6.06             $7.28
                                                                ========          ========          ========

Income from discontinued operations attributable to Class E         $  -             $0.04             $1.96
                                                                --------          --------          --------
Earnings per share attributable to Class H (prior to its
  recapitalization on December 17, 1997) (Note 22)                 $3.17             $2.88             $2.77
                                                                --------          --------          --------
Earnings per share attributable to Class H (subsequent to
  its recapitalization on December 17, 1997) (Note 22)             $0.02              $  -              $  -
                                                                --------          --------          --------
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKS (NOTE 19)

$1-2/3 par value common stock
  Continuing operations                                            $8.62           $ 6.03              $7.14
  Discontinued operations                                              -            (0.01)              0.14
  Cumulative effect of accounting change                               -                -              (0.07)
                                                                --------          --------          --------
     Earnings per share attributable to $1-2/3 par value           $8.62            $6.02              $7.21
                                                                ========          ========          ========

Income from discontinued operations attributable to Class E         $  -            $0.04              $1.96
                                                                --------          --------          --------
Earnings per share attributable to Class H (prior to its
  recapitalization on December 17, 1997) (Note 22)                 $3.17            $2.88              $2.77
                                                                --------          --------          --------
Earnings per share attributable to Class H (subsequent to
  its recapitalization on December 17, 1997) (Note 22)             $0.02             $  -              $   -
                                                                --------          --------          --------


Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                              December 31,
                                                                        ------------------------
                               ASSETS                                       1997         1996
                                                                        -----------  -----------
                                                                         (Dollars in Millions)

Cash and cash equivalents                                                   $11,262      $14,063
Other marketable securities                                                  11,722        8,199
                                                                           --------     --------
  Total cash and marketable securities (Notes 1 and 3)                       22,984       22,262
Finance receivables - net (Note 4)                                           58,870       57,550
Accounts and notes receivable (less allowances)                               7,493        6,557
Inventories (less allowances) (Note 5)                                       12,102       11,898
Deferred income taxes (Note 6)                                               22,478       19,510
Equipment on operating leases (less accumulated depreciation) (Note 7)       33,302       30,112
Property - net (Note 8)                                                      34,567       37,504
Intangible assets - net (Notes 1 and 9)                                      11,469       12,691
Other assets                                                                 25,623       24,058
                                                                           --------     --------
     TOTAL ASSETS                                                          $228,888     $222,142
                                                                           ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable (principally trade)                                        $15,782      $14,221
Notes and loans payable (Note 10)                                            93,027       85,300
Deferred income taxes (Note 6)                                                2,923        3,196
Postretirement benefits other than pensions (Note 13)                        41,168       43,190
Pensions (Note 14)                                                            7,043        7,581
Accrued expenses and other liabilities (Note 15)                             50,490       45,144
                                                                           --------     --------
     TOTAL LIABILITIES                                                      210,433      198,632
                                                                           --------     --------

Minority interests                                                              727           92
General Motors - obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely
  junior subordinated debentures of General Motors (Note 17)
     Series D                                                                    79            -
     Series G                                                                   143            -

STOCKHOLDERS' EQUITY (Notes 18 and 20)
Preference stocks                                                                 1            1
Common stocks
  $1-2/3 par value (issued, 693,456,394 and 756,619,625 shares)               1,156        1,261
  Class H (Note 22, issued, 100,075,000 shares)                                   -           10
  Class H (Note 22, issued, 103,885,803 shares)                                  10            -
Capital surplus (principally additional paid-in capital)                     15,369       19,189
Retained earnings                                                             5,416        6,137
                                                                           --------     --------
     Subtotal                                                                21,952       26,598
Accumulated foreign currency translation adjustments                           (888)        (113)
Net unrealized gains on securities                                              504          423
Minimum pension liability adjustment                                         (4,062)      (3,490)
                                                                           --------     --------
     Accumulated other comprehensive loss                                    (4,446)      (3,180)
                                                                           --------     --------
     TOTAL STOCKHOLDERS' EQUITY                                              17,506       23,418
                                                                           --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $228,888     $222,142
                                                                          =========     ========




Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Years Ended December 31,
                                                                 ----------------------------------
                                                                 1997           1996           1995
                                                                 ----           ----           ----
                                                                  (Dollars in Millions)

CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations before cumulative
    effect of accounting change                                   $6,698        $4,953        $6,033
  Adjustments to reconcile income from continuing
    operations before cumulative effect of accounting
    change to net cash provided by operating activities
      Depreciation and amortization expenses                      16,616        11,840        11,213
      Gain on Hughes Defense spin-off (Note 22)                   (4,269)            -             -
      Postretirement benefits other than pensions,
        net of payments and VEBA contribution                     (1,425)        1,575         1,684
      Pensions expense, net of contributions                         240           801        (2,932)
      Originations and purchases of mortgage loans               (30,878)      (19,455)      (12,086)
      Proceeds on sales of mortgage loans                         28,543        18,157        11,613
      Originations and purchases of mortgage securities           (2,516)         (970)         (515)
      Proceeds on sales of mortgage securities                     1,449           758           533
      Change in other investments and miscellaneous
        assets                                                    (1,269)         (713)         (510)
      Change in other operating assets and liabilities
        (Note 1)                                                   2,237           184           751
      Other                                                        1,028         1,379           765
                                                                --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         16,454        18,509        16,549
                                                                --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property                                      (10,320)       (9,949)       (8,786)
  Investments in other marketable securities - acquisitions      (30,897)      (27,431)      (17,794)
  Investments in other marketable securities - liquidations       29,279        24,966        17,254
  Finance receivables - acquisitions                            (163,614)     (155,477)     (163,033)
  Finance receivables - liquidations                             129,577       120,253       134,265
  Proceeds from sales of finance receivables                      31,191        36,657        25,389
  Operating leases - acquisitions                                (21,073)      (18,494)      (15,125)
  Operating leases - liquidations                                 12,467        10,507         6,268
  Proceeds from borrowings of Hughes Defense prior to
     the Hughes Defense spin-off (Note 22)                         4,006             -             -
  Investments in companies, net of cash acquired                  (2,296)         (167)         (381)
  Special inter-company payment from EDS (Note 1)                      -           500             -
  Other                                                              723         1,292          (114)
                                                                --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES                            (20,957)      (17,343)      (22,057)
                                                                --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in loans payable                                    5,069           662         6,227
  Increase in long-term debt                                      14,971        15,933        11,242
  Decrease in long-term debt                                     (12,454)      (12,810)       (9,580)
  Repurchases of common and preference stocks                     (4,365)         (251)       (1,681)
  Proceeds from issuing common stocks                                614           480           453
  Cash dividends paid to stockholders                             (1,620)       (1,530)       (1,328)
                                                                --------      --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          2,215         2,484         5,333
                                                                --------      --------      --------

Effect of exchange rate changes on cash and cash equivalents        (513)         (185)          146
                                                                --------      --------      --------
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS              (2,801)        3,465           (29)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                           -           103           193
                                                                --------      --------      --------
Net (decrease) increase in cash and cash equivalents              (2,801)        3,568           164
Cash and cash equivalents at beginning of the year                14,063        10,495        10,331
                                                                --------      --------      --------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                     $11,262       $14,063       $10,495
                                                                ========      ========     =========



Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995




                                                                                                      ACCUMULATED
                                                          TOTAL                                          OTHER          TOTAL
                                                         CAPITAL  CAPITAL   COMPREHENSIVE  RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                                          STOCK   SURPLUS      INCOME      EARNINGS  INCOME (LOSS)     EQUITY
                                                         -------  --------  -------------  --------  -------------  -------------
BALANCE AT JANUARY 1, 1995                               $1,294   $13,149                  $ 1,785        $(3,404)       $12,824
Shares reacquired                                           (17)   (1,511)                       -              -         (1,528)
Shares issued                                                31     6,785                        -              -          6,816
Reclassification of shares formerly
  subject to repurchase                                       2       448                        -              -            450
Comprehensive income:
  Net income                                                  -         -        $ 6,881     6,881              -          6,881
                                                                               ---------
  Other comprehensive income (loss):
   Foreign currency translation adjustments                   -         -            323         -              -              -
   Unrealized gains on securities                             -         -            249         -              -              -
   Minimum pension liability adjustment                       -         -         (1,188)        -              -              -
                                                                               ---------
     Other comprehensive loss                                 -         -           (616)        -           (616)          (616)
                                                                               ---------
      Comprehensive income                                    -         -        $ 6,265         -              -              -
                                                                               =========
Cash dividends                                                -         -                   (1,328)             -         (1,328)
Redemption price of preference stock in excess
  of stated value                                             -         -                     (153)             -           (153)
                                                         ------   -------                  -------      ---------       --------
BALANCE AT DECEMBER 31, 1995                              1,310    18,871                    7,185         (4,020)        23,346
Shares reacquired                                            (8)     (243)                       -              -           (251)
Shares issued                                                14       519                        -              -            533
Series C conversion                                           5        (7)                       -              -             (2)
EDS split-off                                               (49)       49                   (4,481)             -         (4,481)
Comprehensive income:
 Net income                                                   -         -        $ 4,963     4,963              -          4,963
                                                                               ---------
 Other comprehensive income (loss):
   Foreign currency translation adjustments                   -         -           (336)        -              -              -
   Unrealized losses on securities                            -         -            (70)        -              -              -
   Minimum pension liability adjustment                       -         -          1,246         -              -              -
                                                                               ---------
    Other comprehensive income                                -         -            840         -            840            840
                                                                               ---------
     Comprehensive income                                     -         -        $ 5,803         -              -              -
                                                                               =========
Cash dividends                                                -         -                   (1,530)             -         (1,530)
                                                         ------   -------                  -------      ---------       --------
BALANCE AT DECEMBER 31, 1996                              1,272    19,189                    6,137         (3,180)        23,418
Shares reacquired                                          (122)   (4,243)                       -              -         (4,365)
Shares issued                                                17       619                        -              -            636
Preference stock exchange                                     -      (196)                     (26)             -           (222)
Hughes Defense spin-off                                       -         -                   (5,773)             -         (5,773)
Comprehensive income:
 Net income                                                   -         -        $ 6,698     6,698              -          6,698
                                                                               ---------
 Other comprehensive income (loss):
   Foreign currency translation adjustments                   -         -           (775)        -              -              -
   Unrealized gains on securities                             -         -             81         -              -              -
   Minimum pension liability adjustment                                             (572)                                      -
                                                                               ---------
    Other comprehensive loss                                  -         -         (1,266)        -         (1,266)        (1,266)
                                                                               ---------
    Comprehensive income                                                         $ 5,432         -              -              -
                                                                               =========
Cash dividends                                                -         -                   (1,620)             -         (1,620)
                                                         ------   -------                  -------      ---------       --------
BALANCE AT DECEMBER 31, 1997                             $1,167   $15,369                  $ 5,416        $(4,446)       $17,506
                                                         ======   =======                  =======      =========       ========

Reference should be made to the notes to consolidated financial statements.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
     The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries, prior to the December 17, 1997 restructuring of the company (hereinafter referred to as "former Hughes") and subsequent to the December 17, 1997 restructuring of the company (hereinafter referred to as "Hughes") (Note 22) (collectively referred to as "General Motors or GM"). General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to the GM Annual Report on Form 10-K for the period ended December 31, 1997.
     Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 classifications.

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

Revenue Recognition
     Sales are generally recorded when products are shipped or when services are rendered to independent dealers or other third parties. Provisions for normal dealer sales incentives, returns and allowances, and GM Card rebates are made at the time of vehicle sale. Costs related to special sales incentive programs are recognized as reductions to sales when determinable.
     To conform to the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board on Issue No. 95-1, Revenue Recognition on Sales with a Guaranteed Minimum Resale Value, the Corporation modified its revenue recognition policy on sales to daily rental car companies, effective January 1, 1995, which resulted in an unfavorable cumulative effect of $52 million after-tax or $0.07 per share of $1-2/3 par value common stock.
     Financing revenue is recorded over the terms of the receivables using the interest method. Certain loan origination costs are deferred and amortized to financing revenue over the lives of the related loans using the interest method.
     Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Certain operating lease origination costs are deferred and amortized to financing revenue over the lives of the related operating leases using the straight-line method.
     Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission, premium taxes, and other costs incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses and loss expenses includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

Product-Related Expenses
     Advertising and sales promotion, research and development, and other product-related costs are charged to expense as incurred. Provisions for estimated expenses related to product warranty are made at the time the products are sold. Advertising expense was $4.1 billion in 1997, $3.4 billion in 1996, and $3.1 billion in 1995. Research and development expense was $8.2 billion in 1997, $8.9 billion in 1996, and $8.2 billion in 1995.

Depreciation and Amortization
     Depreciation is provided based on the estimated useful lives of groups of property generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.
     Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account. Depreciation on capitalized leases with terms of five years or less is provided using the straight-line method; leases with terms in excess of five years are depreciated using the foregoing accelerated methods.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and Amortization (concluded)
     Depreciation of vehicles and other equipment on operating leases or in GM's use is provided generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.
     Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Amortization is applied directly to the asset account. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.

     Depreciation and amortization expenses were as follows (in millions):

                                               Years Ended December 31,
                                              --------------------------
                                               1997      1996      1995
                                              ------    ------    ------
Depreciation (Note 2)                        $10,702   $ 8,825   $ 7,746
Amortization of special tools (Note 2)         5,674     2,856     3,212
Amortization of intangible assets (Note 9)       240       159       255
                                              ------    ------    ------
    Total                                    $16,616   $11,840   $11,213
                                              ======    ======    ======


Foreign Currency Translation
     Foreign currency exchange transaction and translation losses on an after-tax basis included in consolidated net income in 1997, 1996, and 1995, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, amounted to $429 million, $380 million, and $381 million, respectively.

Discontinued Operations
     On June 7, 1996 GM split-off Electronic Data Systems Corporation (EDS) to GM Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of GM former Class E common stock was exchanged for one share of EDS common stock. In addition, GM and EDS entered into a new 10-year agreement, under which EDS will continue to be GM's principal provider of information technology services and EDS made a special inter-company payment of $500 million to GM.
     The financial data related to EDS prior to the June 7, 1996 split-off from GM are classified as discontinued operations. The financial results of EDS, including assets and liabilities, subsequent to the split-off are not included in GM's consolidated financial statements.
     EDS systems and other contracts revenues from outside customers included in income from discontinued operations totaled $4.3 billion and $8.5 billion for the years ended December 31, 1996, and 1995, respectively. Income from discontinued operations of $10 million and $900 million for the years ended December 31, 1996 and 1995, is reported net of income tax expense of $14 million and $528 million, respectively.
     Income from discontinued operations for 1996 also includes split-off expenses attributable to $1-2/3 par value common stock of $15 million after-tax or $0.02 per share of $1-2/3 par value common stock. Income from discontinued operations for 1995 includes $39 million, or $0.05 per share of $1-2/3 par value common stock of expense associated with purchase accounting adjustments made at the time of GM's purchase of EDS.

Cash and Cash Equivalents
     Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Statement of Cash Flows Supplementary Information

                                                                                  Years Ended December 31,
                                                                              ------------------------------
                                                                                1997        1996         1995
                                                                              -------      ------      -------
                                                                                    (Dollars in Millions)
Changes in other operating assets and liabilities were as follows:
  Accounts receivable                                                         $(1,907)      $(178)       $(331)
  Prepaid expenses and other deferred charges                                   1,046        (134)        (607)
  Inventories                                                                    (716)       (757)      (1,214)
  Accounts payable                                                              1,777       1,530          980
  Deferred taxes and income taxes payable                                      (1,925)       (562)       1,892
  Accrued expenses and other liabilities                                        3,962         285           31
                                                                                -----         ---          ---
                    Total                                                      $2,237        $184         $751
                                                                                =====         ===          ===

Cash paid for interest and income taxes was as follows:
  Interest                                                                     $5,950      $5,792       $5,927
  Income taxes                                                                 $1,423      $2,338         $447

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Valuation of Long-Lived Assets
     GM periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Derivative Instruments
     GM is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodities prices. These financial exposures are managed in accordance with corporate policies and procedures.
     GM established the Risk Management Committee to develop and monitor the Corporation's financial risk strategies, policies and procedures. The Committee reviews and approves all new risk management strategies, establishes approval authority guidelines for approved programs and monitors compliance and performance of existing risk management programs. GM does not enter into derivative transactions for trading purposes.
     As part of the hedging program approval process, GM's management is required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk, and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, vehicle production forecasts, capital planning forecasts, and historical data are used as the basis for determining the anticipated values of the transactions to be hedged.
Generally, GM does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. In the infrequent instances in which a derivative transaction is entered into that does not have a high correlation with the underlying exposure, then the derivative is marked to market for accounting purposes. The hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by management on an ongoing basis.
     Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market on a current basis.
     Interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are not marked to market, but are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Open interest rate contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions, interest rate caps and collars, and swaps with embedded swaptions) and other swaps that do not qualify for hedge accounting are marked to market on a current basis.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

Derivative Instruments (concluded)
     GM also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market on a current basis.

Postemployment Benefits and Employee Termination Benefits
     GM's postemployment benefits primarily relate to GM's extended-disability benefit program in the United States and employee job security and supplemental unemployment compensation benefits (mainly pursuant to union or other contractual agreements). Extended disability benefits are accrued on a service-driven basis and employee job security and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the discounted future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment.
     Voluntary termination benefits are accrued when the employees accept the offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

Environmental Liabilities
     GM recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage. The cost of each environmental liability is estimated by engineering, financial, and legal specialists within GM based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where GM may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive Environmental Response, Compensation and Liability Act or similar state laws (the Superfund Sites), GM typically recognizes a loss once it has been named as a PRP and has determined that some loss is probable and estimable. The Superfund Sites are primarily multi-PRP sites not owned or operated by GM. For GM's operating plants, an estimated liability is typically recognized either upon completion of an environmental assessment or when GM proposes an agreement with the appropriate regulatory agency to take action at a site. For closed or closing plants owned by GM and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property.
     GM's estimates for environmental obligations are dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, and the timing of expenditures; accordingly, such estimates could change materially as GM periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

Labor Force
     GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, a majority of which will expire in 1999.

NOTE 2.  COMPETITIVENESS STUDIES

     The global automotive industry, including the automotive components and systems market, has become increasingly competitive and is presently undergoing significant restructuring and consolidation activities. All of the major industry participants are continuing to increase their focus on efficiency and cost improvements, while announced capacity increases for the North American market and excess capacity in the European market have led to continuing price pressures. As a result, GM-North American Operations (GM-NAO), Delphi Automotive Systems (Delphi), Delco Electronics Corporation (Delco), and GM-International Operations (GMIO) initiated studies in 1997 concerning the long-term competitiveness of all facets of their businesses (Competitiveness Studies). These studies were performed in conjunction with GM's current business planning cycle and were substantially completed in December 1997.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 2.  COMPETITIVENESS STUDIES (CONCLUDED)

     Based on the results of these Competitiveness Studies, GM recorded pre-tax charges against income totaling $6.4 billion ($4.0 billion after-tax, or $5.59 per share of $1-2/3 par value common stock). Following are the components of the charges:


       Pre-tax       After-tax
       ------------  ------------
       $3.7 billion  $2.4 billion  Underperforming assets, including both vehicle and component-manufacturing assets
       $1.4 billion  $0.8 billion  Capacity reductions
       $0.5 billion  $0.3 billion  Assets held for disposal
       $0.8 billion  $0.5 billion  Other


     The charges were comprised of $3.8 billion ($2.4 billion after-tax) for GM-NAO, $1.4 billion ($870 million after-tax) for Delphi and Delco, $1 billion ($658 million after-tax) for GMIO, and $205 million ($128 million after-tax) for GM's other sector. Overall, these charges had the effect of reducing net sales and revenues by $548 million and increasing cost of sales, depreciation and amortization, and other deductions by $1.7 billion, $4.1 billion and $72 million, respectively.
     The amount included for underperforming assets represents charges recorded pursuant to GM's policy for the valuation of long-lived assets. GM re-evaluated the carrying values of its long-lived assets as events and circumstances of the industry changed. This re-evaluation was performed using product specific cash flow information, which was developed by GMIO during 1997 and refined for GM-NAO, Delphi, and Delco in connection with the separation of Delphi from GM-NAO and the transfer of Delco from former Hughes to Delphi. As a result, the carrying values of certain long-lived assets were determined to be impaired as the separately identifiable, anticipated, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting pre-tax impairment charges represented the amount by which the carrying values of such assets exceeded their respective fair market values.
     The amount included for capacity reductions represents post-employment benefits payable to employees, pursuant to contractual agreements, and costs associated with the disposal of assets at facilities subject to capacity reductions. This includes the previously announced actions concerning GM-NAO's Buick City Assembly and V-6 Powertrain plants in Flint, Michigan; Detroit Truck Assembly in Detroit, Michigan; Delphi's leaf-spring plant in Livonia, Michigan; and certain GMIO facilities in Europe.
     Assets held for disposal primarily related to Delphi's seating, lighting, and coil spring operations, which were announced for sale during 1997. The related pre-tax charges represented the amount by which the carrying values of such assets exceeded the estimated sales value, net of related costs to sell.
     The amount included as other primarily represents losses on contracts associated with pricing pressures on used vehicles and the related effect on GM's retail-lease commitments. These pricing pressures are primarily a result of increased industry sales incentives on new vehicles.
     In connection with the Competitiveness Studies, GM reviewed the remaining previously recorded reserve for plant closings. The amounts remaining in the plant closings reserve at December 31, 1997, which primarily related to accrued expenses for postemployment benefits (mainly pursuant to union or other contractual arrangements), other liabilities and asset writedowns, were reclassified to the consolidated balance sheet accounts that reflect the nature of the specific reserve components. In addition, favorable 1996 adjustments to the plant closings reserve totaling $789 million were reclassified to cost of sales. Of this amount, $409 million reflected GM's decision to utilize its Wilmington, Delaware facility for the assembly of a new generation Saturn vehicle, and $380 million was primarily due to revised estimates of postemployment benefit costs to be incurred in connection with plant closings.
     Separately, GM recorded pre-tax plant closings charges of $80 million in 1997 and $62 million in 1996. The components of these charges were recorded in accounts that reflect the nature of the charges, including postemployment benefits, other liabilities, and asset writedowns.

NOTE 3.  MARKETABLE AND OTHER SECURITIES

     Marketable securities held by GM are classified as available-for-sale, except for certain mortgage related securities of GMAC, which are classified as trading securities. The aggregate excess of fair value over cost, net of related income taxes, for available-for-sale securities is included as a separate component of stockholders' equity. The excess of fair value over cost for trading securities is included in income on a current basis. GM determines cost on the specific identification basis.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 3.  MARKETABLE AND OTHER SECURITIES (CONCLUDED)

  Investments in marketable securities were as follows (in millions):

                                                                              December 31, 1997
                                                            -------------------------------------------------
                                                                            Fair     Unrealized    Unrealized
Type of Security                                              Cost         Value        Gains        Losses
                                                            --------      -------    ----------    ----------
Bonds, notes, and other securities
  United States government and governmental
    agencies and authorities                                  $1,308       $1,317            $9            $-
  States, municipalities, and political subdivisions           1,576        1,686           121            11
  Mortgage-backed securities                                     110          113             3             -
  Other                                                        5,589        5,644            65            10
                                                              ------       ------           ---            --
Total debt securities available for sale                       8,583        8,760           198            21
  Mortgage-backed securities held for
    trading purposes                                           2,063        2,063             -             -
                                                              ------       ------           ---            --
Total debt securities                                         10,646       10,823           198            21
Equity securities                                                523          899           416            40
                                                              ------       ------           ---            --
    Total investment in securities                           $11,169      $11,722          $614           $61
                                                              ======       ======           ===            ==



                                                                          December 31, 1996
                                                          --------------------------------------------------
                                                                        Fair      Unrealized      Unrealized
Type of Security                                            Cost       Value        Gains           Losses
                                                          ------      ------      ----------      ----------
Bonds, notes, and other securities
  United States government and governmental
    agencies and authorities                              $1,702      $1,705            $5             $2
  States, municipalities, and political subdivisions       1,573       1,648            85             10
  Mortgage-backed securities                                  62          64             2              -
  Other                                                    3,410       3,442            40              8
                                                           -----       -----           ---             --
Total debt securities available for sale                   6,747       6,859           132             20
  Mortgage-backed securities held for
    trading purposes                                         697         697             -              -
                                                           -----       -----           ---             --
Total debt securities                                      7,444       7,556           132             20
Equity securities                                            328         643           326             11
                                                           -----       -----           ---             --
    Total investment in securities                        $7,772      $8,199          $458            $31
                                                           =====       =====           ===             ==


     Debt securities totaling $1.2 billion mature within one year, $4.7 billion mature after one through five years, $1.6 billion mature after five years through 10 years, and $3.1 billion mature after 10 years.
     Proceeds from sales and maturities of marketable securities totaled $13.6 billion in 1997, $5.7 billion in 1996, and $6.2 billion in 1995. The gross gains and (losses) related to sales of marketable securities were $297 million and $(96) million, $236 million and $(33) million, and $118 million and $(29) million in 1997, 1996, and 1995, respectively.
     Other securities classified as cash equivalents, which consisted primarily of commercial paper, repurchase agreements, and certificates of deposit, were $10.3 billion and $13.5 billion at December 31, 1997 and 1996, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4.  FINANCE RECEIVABLES - NET

  Finance receivables-net included the following (in millions):

                                                        December 31,
                                                      ----------------
                                                        1997     1996
                                                      -------  -------
U.S.
     Retail                                           $26,570  $26,708
     Wholesale                                         15,213   13,609
     Leasing and lease financing                          716    1,131
     Term loans to dealers and others                   3,436    3,305
                                                       ------   ------
          Total U.S.                                   45,935   44,753
                                                       ------   ------
Canada, Mexico and International
     Retail                                             8,059    8,745
     Wholesale                                          6,475    5,942
     Leasing and lease financing                        2,069    2,015
     Term loans to dealers and others                     619      564
                                                       ------   ------
          Total Canada, Mexico and International       17,222   17,266
                                                       ------   ------
                 Total finance receivables             63,157   62,019
Less-Unearned income                                   (3,384)  (3,547)
    -Allowance for financing losses                      (903)    (922)
                                                       ------   ------
       Total finance receivables - net                $58,870  $57,550
                                                       ======   ======


     The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1997 is as follows: 1998-$36.8 billion; 1999-$10.6 billion; 2000-$8.1 billion; 2001-$4.9 billion; 2002-$2.1 billion;
and 2003 and thereafter-$765 million.
     GMAC participates in various sales of receivables programs and sold retail finance receivables through special purpose subsidiaries with principal aggregating $5.4 billion in 1997 and $2.2 billion in 1996. These subsidiaries generally retain a subordinated investment of no greater than 7.5% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. GMAC continues to service these receivables for a fee and earns other related ongoing income. GMAC's retail finance receivable servicing portfolio amounted to $6.0 billion and $4.3 billion at December 31, 1997 and 1996, respectively.
     GMAC also sold wholesale receivables that it continues to service for a fee. The wholesale receivables servicing portfolio totaled $6.3 billion and $5.4 billion at December 31, 1997 and 1996, respectively. Additionally, GMAC is committed to sell eligible wholesale receivables, on a revolving basis, arising in certain dealer accounts.

NOTE 5.  INVENTORIES

  Inventories included the following (in millions):

                                                                December 31,
                                                           ---------------------
                                                            1997          1996
                                                           -------       -------
    Productive material, work in process, and supplies      $7,023        $7,686
    Finished product, service parts, etc.                    7,347         6,558
                                                           -------       -------
      Total inventories at FIFO                             14,370        14,244
        Less LIFO allowance                                  2,268         2,346
                                                           -------       -------
          Total inventories (less allowances)              $12,102       $11,898
                                                           =======       =======


     Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn), Delco, and Hughes is determined by the last-in, first-out (LIFO) method. The cost of non-U.S., Saturn, Delco, and Hughes inventories is determined generally by either the first-in, first-out
(FIFO) or average cost methods.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6.  INCOME TAXES

     Income from continuing operations before income taxes and minority interests included the following (in millions):

                                                                     Years Ended December 31,
                                                                --------------------------------
                                                                 1997         1996        1995
                                                                -------      -------    --------

U.S. income                                                      $3,433       $1,691      $3,622
Foreign income                                                    4,281        4,929       4,709
                                                                  -----        -----       -----
    Total                                                        $7,714       $6,620      $8,331
                                                                  =====        =====       =====

    The provision for income taxes was estimated as follows (in millions):


                                                               Years Ended December 31,
                                                             ----------------------------
                                                               1997      1996      1995
                                                             --------  --------  --------
Income taxes estimated to be payable (refundable) currently
    U.S. federal                                               $1,307     $(357)  $(1,000)
    Foreign                                                     1,793     1,607     1,314
    U.S. state and local                                          198       197        16
                                                                -----     -----     -----
      Total payable currently                                   3,298     1,447       330
                                                                -----     -----     -----
Deferred income tax (credit) expense - net
    U.S. federal                                               (1,467)      477     2,007
    Foreign                                                      (396)     (147)      (88)
    U.S. state and local                                         (332)      (15)      136
                                                                -----     -----     -----
      Total deferred                                           (2,195)      315     2,055
                                                                -----     -----     -----
Investment tax credits                                            (34)      (39)      (69)
                                                                -----     -----     -----
        Total income taxes                                     $1,069    $1,723    $2,316
                                                                =====     =====     =====


     Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.

     Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed essentially permanently reinvested, of approximately $8.7 billion at December 31, 1997 and December 31, 1996. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

     A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (in millions):

                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                  1997      1996      1995
                                                                --------   -------   -------
Tax at U.S. federal statutory income tax rate                     $2,700    $2,336    $2,922
Hughes Defense spin-off                                           (1,494)        -         -
Foreign rates other than 35%                                        (123)     (285)     (220)
Taxes on unremitted earnings of subsidiaries                          44        49       139
Sale of net assets of National Car Rental System                       -         -      (258)
Tax effect of the 1995 contribution of Class E common stock to
  the U.S. hourly pension plan                                         -      (245)        -
Research and experimentation credits                                (311)     (165)      (74)
Other adjustments                                                    253        33      (193)
                                                                   -----     -----     -----
     Total income tax                                             $1,069    $1,723    $2,316
                                                                   =====     =====     =====


     Deferred income tax assets and liabilities for 1997 and 1996 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $20.3 billion and $17.5 billion at December 31, 1997 and 1996, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 6.  INCOME TAXES (CONCLUDED)

     Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (in millions):

                                                                            December 31,
                                                    ---------------------------------------------------------
                                                              1997                           1996
                                                              ----                           ----
                                                          Deferred Tax                    Deferred Tax
                                                    -------------------------       --------------------------
                                                     Assets       Liabilities        Assets        Liabilities
                                                    -------       -----------       -------        -----------
Postretirement benefits other than pensions         $15,683                $-       $16,392                 $-
Minimum pension liability adjustment                  2,423                 -         2,036                  -
Employee benefit plans                                2,226             6,047         2,139              6,575
Policy and warranty reserves                          2,445                 -         2,293                  -
Sales and product reserves                            1,977                 8         1,505                 12
Profits on long-term contracts                          156               143           371                142
Alternative minimum tax credit carryforwards            673                 -           625                  -
Depreciation and amortization                           900             3,130           513              4,682
Capitalized research and experimentation                285                 -           370                  -
U.S. state net operating loss carryforwards             559                 -           494                  -
Financing losses                                        361                 -           323                  -
Tax credit carryforwards                                467                 -           396                  -
Lease transactions                                        -             3,075             -              2,415
Tax on unremitted profits                                 -               339             -                576
Other U.S.                                            6,700             3,016         6,104              2,802
Miscellaneous foreign                                 1,850               692         1,525                492
                                                     ------            ------       -------             ------
  Subtotal                                           36,705            16,450        35,086             17,696
Valuation allowances                                   (700)                -        (1,076)                 -
                                                     ------            ------        ------             ------
      Total deferred taxes                          $36,005           $16,450       $34,010            $17,696
                                                     ======            ======        ======             ======


     Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
     The alternative minimum tax credit can be carried forward indefinitely. The U.S. state net operating loss carryforwards will expire in the years 1998 - 2012 if not utilized; however, a substantial portion will not expire until after the year 2002. The tax credit carryforwards will expire in the years 2000 - 2012 if not utilized.

NOTE 7.  EQUIPMENT ON OPERATING LEASES

     The value of GM's net equipment on operating leases is based on estimated residual values of the leased equipment, which are calculated on the lease inception dates, less accumulated depreciation of $7.9 billion and $7.7 billion as of December 31, 1997 and 1996, respectively. Realization of the residual values is dependent on GM's future ability to market the equipment under then prevailing market conditions. Although realization is not assured, management believes it is more likely than not that the estimated residual values will be realized.
     The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 1997 are as follows:
1998-$6.3 billion; 1999-$4.2 billion; 2000-$2.2 billion; 2001-$711 million; and
2002-$512 million.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  PROPERTY - NET

    Property - net included the following (in millions):

                                                            Estimated                    December 31,
                                                              Useful              ------------------------
                                                           Lives (Years)            1997            1996
                                                           -------------          --------        --------
  Land                                                               -                $703            $720
  Land improvements                                              10-30               1,805           1,888
  Leasehold improvements - less amortization                      3-10                 209             297
  Buildings                                                      29-45              12,733          13,433
  Machinery and equipment                                         3-30              47,145          46,629
  Furniture and office equipment                                  3-20               1,275           1,144
  Capitalized leases                                              5-40               1,137           1,441
  Construction in progress                                           -               4,673           4,218
                                                                                    ------          ------
        Real estate, plants, and equipment                                          69,680          69,770
        Less accumulated depreciation                                              (41,915)        (41,298)
                                                                                    ------          ------
           Real estate, plants, and equipment - net                                 27,765          28,472
           Special tools - net                                                       6,802           9,032
                                                                                    ------          ------
             Total property - net                                                  $34,567         $37,504
                                                                                    ======          ======

NOTE 9.  INTANGIBLE ASSETS - NET

    Intangible assets - net included the following (in millions):


                                                             December 31,
                                                         ------------------
                                                           1997      1996
                                                         -------    -------

       Pensions                                           $7,683     $8,969
       Intangible assets relating to acquisition of HAC      448      2,723
       Goodwill relating to all other acquisitions         3,338        999
                                                          ------     ------
           Total intangible assets - net                 $11,469    $12,691
                                                          ======     ======


     Intangible assets relating to the acquisition of Hughes Aircraft Company
(HAC) as of December 31, 1997 are applicable to Hughes. Such intangible assets relate to patents and related technology and other intangible assets that were originally recorded in 1985 and are being amortized over 40 years. During 1997, approximately $2.2 billion of intangible assets relating to the acquisition of HAC was eliminated in connection with the Hughes Transactions (Note 22). Goodwill resulting from other acquisitions is amortized over periods not exceeding 40 years. Such goodwill includes $2.4 billion associated with the 1997 merger of the respective satellite service operations of Hughes and PanAmSat Corporation (PAS) (Note 22) and approximately $500 million relating to GMAC's acquisition of Integon Corporation (Integon). GMAC acquired Integon in October 1997, and the purchase price was allocated to the net assets acquired, including goodwill, based on estimated fair market values at the date of acquisition. Integon is primarily a non-standard automobile insurance provider.

NOTE 10.  NOTES AND LOANS PAYABLE

     Notes and loans payable were as follows (in millions):


                                                                       December 31,
                                           Weighted-Average       ---------------------
                                           Interest Rate(1)         1997         1996
                                           ----------------       -------       -------
   Notes and loans
     Payable within one year
        Current portion of long-term debt       6.6%              $11,478       $12,469
        Commercial paper (2)                    5.6%               27,490        22,678
        All other (2)                           5.2%               12,087        12,079
     Payable beyond one year
        1998                                     -                    -          10,318
        1999                                    6.8%               12,143         7,860
        2000                                    7.3%                6,903         5,048
        2001                                    6.4%                6,389         4,400
        2002                                    6.5%                7,038         2,119
        2003 and after                          7.5%               10,213         9,295
     Unamortized discount                                            (714)         (966)
                                                                  -------       -------
            Total notes and loans payable                         $93,027       $85,300
                                                                  =======       =======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 10.  NOTES AND LOANS PAYABLE (CONCLUDED)

----------------------------
(1) The weighted-average interest rate for 1997 includes the impact of interest rate swap agreements.
(2) The 1996 weighted-average interest rate for commercial paper and all other short-term borrowings was 5.8% and 5.5%, respectively.

     After consideration of foreign currency swaps, the above 1997 maturities, payable beyond one year, included $7.3 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($3.2 billion), the German Mark ($1.2 billion), the British Pound ($1.2 billion) and the Australian Dollar ($0.9 billion).
     At December 31, 1997 and 1996, notes and loans payable included $72 billion and $70 billion of obligations with fixed interest rates and $21 billion and $15 billion of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate - i.e., LIBOR), after considering the impact of interest rate swap agreements.
     To achieve its desired balance, within prescribed limits, between fixed and variable rate debt, GM has entered into interest rate swap, cap, collar, option, and swaption agreements. The notional amounts of such agreements as of December 31, 1997 were approximately $12.1 billion ($6.8 billion pay variable and $5.3 billion pay fixed), $1.3 billion, $50 million, $6.5 billion, and $nil, respectively. The notional amounts of such agreements as of December 31, 1996 were approximately $13.2 billion ($6 billion pay variable and $7.2 billion pay fixed), $3.9 billion, $50 million, $6 billion, and $891 million, respectively.
     GM and its subsidiaries maintain substantial bank lines of credit with various banks that totaled $50.3 billion at December 31, 1997, of which $29.7 billion represented short-term credit facilities and $20.6 billion represented long-term credit facilities. At December 31, 1996, bank lines of credit totaled $53.6 billion, of which $32.5 billion represented short-term credit facilities and $21.1 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $20.2 billion and $18.7 billion at December 31, 1997, compared with $22 billion and $19 billion at December 31, 1996. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 1997.

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     GM is a party to financial instruments with off-balance-sheet risk. These financial instruments are used in the normal course of business to manage the Corporation's exposure to fluctuations in interest rates and foreign exchange rates, and to meet the financing needs of its customers.
     The primary classes of derivatives used by GM are foreign exchange forward contracts and options, interest rate swaps and options, and forward contracts to purchase or sell mortgages or mortgage-backed securities. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event a counterparty should default. Credit risk is managed through the approval and periodic monitoring of financially sound counterparties.
     Derivative transactions are entered to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals.

Foreign Exchange Forward Contracts and Options
     GM is an international corporation with operations in over 50 countries and has foreign currency exposures at these operations related to buying, selling, and financing in currencies other than the local currency. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium and France), Australia, Japan, and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.
     GM enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines. These agreements primarily hedge cash flows such as debt, firm commitments and anticipated transactions involving vehicles, components, fixed assets, and subsidiary dividends. As a general practice, GM has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. GM uses foreign exchange forward contracts as well as purchased and written foreign exchange options. Foreign exchange forward contracts are legal agreements between two parties to purchase or to sell a foreign currency, for a price specified at the contract date, with delivery and settlement in the future. Cross-currency swaps are included in this category and relate to interest rate swaps in which the underlying notional principal amounts are in different currencies.
     At December 31, 1997 and 1996, GM held foreign exchange forward contracts of $10.1 billion and $8.3 billion (including cross-currency swaps of $2.1 billion and $2.4 billion), respectively. At December 31, 1997 and 1996, GM had entered into foreign exchange options of $2.9 billion and $3.5 billion, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONTINUED)

     Deferred hedging (losses) gains on outstanding foreign exchange forward contracts hedging firm commitments to purchase inventory or fixed assets totaled $(8) million and $14 million at December 31, 1997 and 1996, respectively. Deferred hedging losses on outstanding purchased foreign exchange option contracts hedging firm and anticipated transactions to purchase inventory or fixed assets totaled $20 million and $15 million at December 31, 1997 and 1996, respectively. Such deferred amounts on outstanding foreign exchange forward and option contracts will be included in the cost of such assets when purchased, and subsequently recognized in operations as part of the basis of these assets. In the event the contract is terminated early or the anticipated transaction is no longer likely to occur, the derivative is then marked to market. Foreign exchange forward contracts, which hedge foreign exchange exposures of anticipated inventory or fixed asset transactions, are marked to market and recognized with other gains or losses on foreign exchange transactions in the consolidated statement of income. GM's firm commitments typically extend for periods of up to three years.

Interest Rate Swaps and Options
     GM's financing and cash management activities subject it to market risk from exposure to changes in interest rates. GM has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. To achieve this objective, GM will at times use written options in the management of these exposures.
     In a limited number of cases, interest rate swaps are matched to the anticipated roll-over of investments, wholesale assets or debt, and are executed over terms of up to five years on a portfolio basis to achieve specific interest rate management objectives. Swaps are also matched to operating lease payments where interest rate exposure exists. The differential paid or received on such swaps is recorded as an adjustment to expense or income over the term of the underlying agreement or matched portfolio.
     Interest rate swaps are contractual agreements between GM and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options, including swaptions and interest rate caps and floors may result in the future exchange of interest payments if market interest rates reach certain levels. At December 31, 1997 and 1996, the total notional amount of such agreements with off-balance-sheet risk was $29.5 billion and $30.8 billion, respectively.
     Interest rate swaps used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses on terminated interest rate swaps are deferred and recognized as a yield adjustment on the underlying debt. Unamortized net gains on interest rate swaps totaled approximately $40 million and $33 million at December 31, 1997 and 1996, respectively. Written options, including those embedded in interest rate swaps, written interest rate caps, interest rate collars, and written swaptions, and interest rate swaps that do not meet settlement accounting criteria are marked to market with related gains and losses recognized in income on a current basis.

Mortgage Contracts
     GMAC has also entered into contracts to purchase and sell mortgages at specific future dates and has entered into certain exchange traded futures and option contracts to reduce exposure to interest rate risk. At December 31, 1997 and 1996, commitments to sell mortgage loans and securities totaled $3.9 billion and $1.5 billion, respectively, and commitments to purchase or originate mortgage loans totaled $4.1 billion and $2.6 billion, respectively. GMAC's exchange traded futures and option contracts, which are used to hedge mortgage loans held for sale, had notional values of $2.2 billion and $2.4 billion at December 31, 1997 and 1996, respectively. Gains and losses on derivatives, including exchange traded futures and option contracts, used to hedge interest rate risk associated with rate locked funding commitments and mortgage loans held for sale, are deferred and considered in the reporting of the underlying mortgages on a lower of cost or market basis.
     The notional values of derivatives used to hedge price and interest rate risk associated with mortgage related securities totaled $1.4 billion and $4.8 billion at December 31, 1997 and 1996, respectively. Gains and losses associated with these instruments are recognized in the current period on a mark to market basis. Derivatives used to hedge mortgage servicing rights had notional values of $8 billion and $11 billion at December 31, 1997 and 1996, respectively. Gains and losses on such contracts are recorded as an adjustment to amortization expense.
     GMAC has also entered into interest rate swaps in an effort to stabilize short-term borrowing costs and to maintain a minimum return on certain mortgage loans held for investment. Amounts received or paid under such interest rate swaps are recorded as an adjustment to interest expense. At December 31, 1997 and 1996, the notional values of such instruments totaled $264 million and $327 million, respectively.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT (CONCLUDED)

Credit Risk
     The forward contracts, swaps, options, and lines of credit previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, GM minimizes such risk exposure for forward contracts, swaps and options by limiting the counterparties to major international banks and financial institutions who meet established credit guidelines and by limiting the amount of its risk exposure with any one bank or financial institution. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect to incur any losses as a result of counterparty default. GM generally does not require or place collateral for these financial instruments, except for the lines of credit it extends.
     GM has business activities with customers, dealers, and associates around the world. The Corporation's receivables from, and guarantees to, such parties are well diversified, and when warranted, are secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for GM.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments has been determined by GM using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.
     Fair value information presented herein is based on information available at December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1997 and 1996 may differ significantly from these amounts.
     Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (in millions):


                                                                      December 31,
                                                     -------------------------------------------------
                                                              1997                       1996
                                                              ----                       ----
                                                      Book           Fair        Book           Fair
                                                      Value          Value       Value          Value
                                                     -------        -------     -------        -------
ASSETS
  Cash and marketable securities                     $22,984        $22,984     $22,262        $22,262
  Finance receivables - net                          $58,800        $59,248     $57,545        $57,584
  Accounts and notes receivable
    (less allowances)                                 $7,394         $7,394      $6,485         $6,485
  Other assets                                       $11,033        $11,041      $7,191         $7,294
LIABILITIES
  Accounts payable                                   $15,782        $15,782     $14,221        $14,221
  Notes and loans payable
    Payable within one year                          $51,055        $51,096     $47,024        $47,080
    Payable beyond one year                          $41,972        $43,196     $38,276        $41,113
  Other liabilities                                     $593           $626        $624           $635
Preferred securities of subsidiary trusts (Note 17)     $222           $233          $-             $-

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     The prior table excludes the book value and estimated fair value of financial instrument derivatives which were as follows (in millions):

                                                        Fair Value of Open Contracts (1) at
                                                                    December 31,
                                        ------------------------------------------------------------------
                                                  1997                                  1996
                                                  ----                                  ----
                                          Asset            Liability           Asset             Liability
                                        Position            Position          Position            Position
                                        --------           ---------          --------           ---------

Foreign exchange forward contracts (2)      $227                $409              $190                $410
Foreign exchange options                     $46                  $7               $38                 $11
Interest rate swaps                         $120                 $99              $107                $152
Interest rate options                         $2                  $2                $1                 $12
Mortgage contracts                           $53                 $30               $40                 $34


(1) The related asset (liability) recorded on the balance sheet for foreign exchange forward contracts, foreign exchange options, interest rate swaps, and interest rate options totaled $(78) million, $43 million, $(14) million, and $(1) million, respectively, at December 31, 1997 and $(24) million, $42 million, $(57) million, and $(11) million, respectively, at December 31, 1996. The related asset recorded on the balance sheet for mortgage contracts was $20 million and $12 million at December 31, 1997 and 1996, respectively.
(2) Foreign exchange forward contracts included certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $(177) million and $(94) million at December 31, 1997 and 1996, respectively.

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

Accounts and Notes Receivable and Accounts Payable
     For receivables and payables with short maturities the book values approximate fair values.

Other Assets and Accrued Expenses and Other Liabilities
     Other assets reported at December 31, 1997 and 1996 include various financial instruments (e.g., long-term receivables and certain investments) having a fair value based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) are derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in accrued expenses and other liabilities, are based on quoted market prices for the same or similar issues.

Notes and Loans Payable
     The fair value of the debt payable within one year is determined by using quoted market prices, if available, or calculating the estimated value of each bank loan, note, or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes, and demand notes have an original term of less than 90 days and; therefore, the carrying amount of these liabilities is considered fair value. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities.

Foreign Exchange Forward Contracts and Options
     The fair value of foreign exchange forward contracts is determined by using current exchange rates. The fair value of foreign exchange options is estimated using pricing models with indicative quotes obtained for the market variables.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONCLUDED)

Preferred Securities of Subsidiary Trusts
     The fair value of the GM-obligated mandatorily redeemable preferred securities of subsidiary trusts (Note 17) is determined based on quoted market prices.

Interest Rate Swaps and Options
     The fair value of interest rate swaps, including contracts with optionality, is estimated using pricing models based upon current market interest rates. Exchange traded options are valued at quoted market prices.

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

NOTE 13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     GM maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM.
     Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM.
     The components of non-pension postretirement benefit cost were as follows (in millions):




                                                                                  Years Ended December 31,
                                                                                ----------------------------
                                                                                  1997      1996      1995
                                                                                --------  --------  --------

Benefits earned during the year                                                    $639       $668      $617
Interest accrued on benefits earned in prior years                                3,128      2,980     3,120
Termination, curtailment and settlement (gains) losses                               (2)        (3)       26
Amortization of net actuarial losses (gains)                                         72         43        (7)
Amortization of prior service costs due to plan changes                            (116)      (116)     (116)
                                                                                  -----      -----     -----
        Total non-pension postretirement benefit cost                            $3,721     $3,572    $3,640
                                                                                  =====      =====     =====


    The status of the plans at December 31 was as follows (in millions):
                                                                                            1997      1996
                                                                                          --------  --------
Accumulated postretirement benefit obligation (APBO)
    Current retirees                                                                       $25,419   $23,498
    Fully eligible active plan participants                                                  7,104     6,427
    Other active plan participants                                                          11,771    11,462
                                                                                            ------    ------
APBO                                                                                        44,294    41,387
Plan assets at fair value (1)                                                                3,000         -
                                                                                            ------    ------
APBO in excess of plan assets                                                               41,294    41,387
Unamortized prior service costs due to plan changes                                            563       679
Unamortized net amount resulting from changes in plan experience
    and actuarial assumptions                                                                 (689)    1,124
                                                                                            ------    ------
      Net postretirement benefit obligation                                                $41,168   $43,190
                                                                                            ======    ======

(1) During 1997, General Motors pre-funded a portion of its other postretirement benefits liability by contributing $3 billion to a Voluntary Employees' Beneficiary Association trust (VEBA). The assets of the VEBA trust are primarily invested in U.S. government obligations and fixed income securities.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (CONCLUDED)

The principal assumptions used were as follows:



                                                                                  1997       1996       1995
                                                                                  ----       ----       ----
Weighted-average discount rate                                                    7.2%       7.8%       7.5%
Weighted-average rate of increase in future compensation
    levels related to pay-related life insurance                                  4.4%       4.4%       4.3%
Base weighted-average health care cost trend rate (1)                             5.5%       6.5%       6.5%
Ultimate sustained weighted-average health care cost trend rate in 2004 (2)       5.0%       5.0%       5.0%

----------------
(1) Current year trend rate assumed at beginning of year was adjusted to actual to determine year-end obligations.
(2) Rate increases to 6.0% in 1999 and then decreases on a linear basis through 2004, to the ultimate weighted-average trend rate of 5.0%.

     A one percentage point increase in the assumed health care trend rate would have increased the APBO by $4.8 billion at December 31, 1997 and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1997 by $462 million. A one percentage point increase in the weighted-average discount rate would have resulted in a $4.9 billion decrease in the APBO at December 31, 1997.
     GM has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities," or "obligations." Notwithstanding the recording of such amounts and the use of these terms, GM does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM (other than pensions) represent legally enforceable liabilities of GM.

NOTE 14.  PENSIONS

     GM has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and salary history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
     The measurement dates used for the principal U.S. plans of the Corporation and Hughes were December 31 and December 1, respectively. For non-U.S. plans, the measurement dates were December 1 for Canadian plans and October 1 for other foreign plans.
     Plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, the Corporation's $1-2/3 par value common stock (valued as of the 1997 measurement date at $123 million), and EDS common stock (valued as of the 1997 measurement date at $5.3 billion). In March 1995, under the terms of an agreement between the Corporation and the Pension Benefit Guarantee Corporation
(PBGC), the Corporation contributed to the GM Hourly-Rate Employees Pension Plan (Hourly Plan) 173.2 million shares of Class E common stock valued at $6.3 billion on such date. Subsequent to the split-off of EDS, the Class E stock held by the Hourly Plan was exchanged for EDS common stock. The trustees for the Hourly Plan have, from time-to-time, sold shares of former Class E common stock and EDS common stock, with the effect of reducing the number of shares of EDS common stock held by the Hourly Plan.
     GM's funding policy with respect to its qualified plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made pension contributions to the U.S. plans of $1.5 billion in 1997, $800 million in 1996, and $10.4 billion in 1995.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 14.  PENSIONS (CONTINUED)

Pension expense included the following (in millions):

                                                                    Years Ended December 31,
                                                    ------------------------------------------------------------
                                                          1997                1996                  1995
                                                    ------------------------------------------------------------
                                                      U.S.    Non-U.S.     U.S.   Non-U.S.      U.S.     Non-U.S.
                                                     Plans     Plans      Plans     Plans      Plans      Plans
                                                     -----     -----      -----     -----      -----      -----
Benefits earned during the year                     $1,332      $191     $1,208      $185       $927       $162
Interest on projected benefit
   obligation (PBO)                                  5,261       633      4,777       653      4,851        651
Return on assets
   Actual gain                                     (10,882)     (758)    (8,035)     (929)   (12,047)      (626)
   Less deferred gain                                4,252       234      1,752       442      6,584        195
Net amortization and other                           1,446       141      1,505       297      1,113        193
                                                     -----       ---      -----     -----      -----        ---
       Net pension expense                          $1,409      $441     $1,207      $648     $1,428       $575
                                                     =====       ===      =====     =====      =====       ====


The funded status of GM's plans at December 31, were as follows (in millions):


                                                                       1997                          1996
                                                              ------------------------       ----------------------
                                                              Assets        Accum.           Assets        Accum.
                                                              Exceed        Benefits         Exceed        Benefits
                                                              Accum.        Exceed           Accum.        Exceed
                                                              Benefits      Assets           Benefits      Assets
                                                              --------      ---------        --------      --------
U.S. PLANS
Actuarial present value of:
   Vested benefits                                             $22,269        $40,541        $24,137        $36,723
   Nonvested benefits                                            1,592          7,029          1,866          7,552
                                                                ------         ------         ------         ------
Accumulated benefit obligation                                  23,861         47,570         26,003         44,275
Effect of projected benefits                                     1,887            252          1,992            231
                                                                ------         ------         ------         ------
Total PBO based on service to date                              25,748         47,822         27,995         44,506
Plan assets at fair value                                       28,295         43,985         31,123         40,172
                                                                ------         ------         ------         ------
PBO less than (in excess of) plan assets                         2,547        (3,837)          3,128        (4,334)
Unamortized net amount resulting from changes
   in plan experience and actuarial assumptions                  2,764          5,868          2,989          5,138
Unamortized prior service cost                                   1,297          6,806          1,385          7,835
Unamortized net (asset) obligation at date
   of adoption                                                    (416)           311          (644)            415
Adjustment for unfunded pension liabilities                          -        (12,733)              -       (13,157)
                                                                ------         ------          -----         ------
   Net prepaid pension asset (liability)                        $6,192       $(3,585)         $6,858       $(4,103)
                                                                 =====         ======          =====         ======

NON-U.S. PLANS
Actuarial present value of:
   Vested benefits                                              $2,776         $5,969         $2,323         $6,112
   Nonvested benefits                                               92            173             75            204
                                                                 -----          -----          -----          -----
Accumulated benefit obligation                                   2,868          6,142          2,398          6,316
Effect of projected benefits                                       397            417            295            517
                                                                 -----          -----          -----          -----
Total PBO based on service to date                               3,265          6,559          2,693          6,833
Plan assets at fair value                                        3,381          2,694          3,065          2,850
                                                                 -----         ------          -----          -----
PBO less than (in excess of) plan assets                           116        (3,865)            372        (3,983)
Unamortized net amount resulting from changes
   in plan experience and actuarial assumptions                    673          1,100            548            905
Unamortized prior service cost                                     181            643            194            784
Unamortized net (asset) obligation at date
   of adoption                                                   (106)            116          (231)            226
Adjustment for unfunded pension liabilities                          -        (1,452)              -        (1,410)
                                                                  ----         ------            ---         ------
   Net prepaid pension asset (liability)                          $864       $(3,458)           $883       $(3,478)
                                                                   ===         ======            ===         ======

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14.  PENSIONS (CONCLUDED)

The following assumptions were used to determine the pension expense and the actuarial value of the PBO:


                                                             1997                    1996
                                                    ---------------------  -------------------------
                                                       U.S.      Non-U.S.       U.S.      Non-U.S.
                                                      Plans       Plans        Plans        Plans
                                                    --------  ------------  ---------  -------------
Weighted-average discount rate                          7.0%          6.8%       7.5%           7.3%
Rate of increase in future compensation levels (1)      5.0%          4.1%       5.0%           4.2%
Expected long-term rate of return on plan assets       10.0%          9.2%      10.0%           9.8%

---------------
(1) Benefits under the hourly plans are generally not based on wages; therefore, no benefit escalation beyond existing negotiated or anticipated increases was included.

     The assumptions for non-U.S. plans were developed on a basis consistent with that for U.S. plans, adjusted to reflect prevailing economic conditions and interest rate environments.

NOTE 15.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities included the following (in millions):

                                                                                        December 31,
                                                                                  -----------------------
                                                                                    1997            1996
                                                                                  -------         -------
Warranties, dealer and customer allowances, claims, and discounts                 $14,847         $13,702
Customer deposits                                                                   7,223           6,658
Payrolls and employee benefits (excludes postemployment)                            4,625           4,568
Unpaid insurance losses, loss adjustment expenses and unearned
  insurance premiums                                                                3,929           3,020
Postemployment benefits                                                             3,536           3,116
Environmental cleanup                                                                 610             646
Governmental and other contract related                                               360           1,060
Income taxes                                                                        1,344              11
Taxes, other than income taxes                                                      1,258           1,334
Deferred income                                                                     1,460           1,502
Interest                                                                            2,344           2,180
Industrial Development Bonds                                                          593             624
Other                                                                               8,361           6,723
                                                                                   ------          ------
  Total accrued expenses and other liabilities                                    $50,490         $45,144
                                                                                   ======          ======


NOTE 16.  COMMITMENTS AND CONTINGENT MATTERS

Commitments
     GM had the following minimum commitments under noncancelable operating leases having terms in excess of one year primarily for real property:
1998-$476 million; 1999-$469 million; 2000-$446 million; 2001-$341 million;
2002-$366 million; and $923 million in 2003 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $925 million in 1997, $853 million in 1996, and $769 million in 1995.
     GM sponsors a credit card program, entitled the GM Card program, that offers rebates that can be applied against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders at December 31, 1997 and 1996 was $3.5 billion and $3.2 billion, respectively. Provisions for GM Card rebates are recorded as reductions in revenues at the time of vehicle sale.

Contingent Matters
     Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On June 17, 1994, the U.S. Court of Claims awarded Hughes damages of $114 million. Because Hughes believed that the record supported a higher royalty rate, it appealed that decision. The U.S. Government, contending that the award was too high, also appealed. On June 19, 1996, the Court of Appeals for the Federal Circuit (CAFC) affirmed the decision of the Court of Claims which awarded Hughes $114 million in damages, together with interest. The U.S. Government petitioned the CAFC for a rehearing. That petition was denied in October 1996. The U.S. Government then filed a petition with the U.S. Supreme Court seeking certiorari. On April 21, 1997,

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  COMMITMENTS AND CONTINGENT MATTERS (CONCLUDED)

Contingent Matters (concluded)
the U.S. Supreme Court, citing a recent decision it had rendered in Warner-Jenkinson v. Hilton Davis, remanded Hughes' suit over the Williams Patent back to the CAFC in order to have the CAFC determine whether the ruling in the Williams Patent matter was consistent with the U.S. Supreme Court's decision in the Warner-Jenkinson case. The previous liability decision of the Court of Claims in the Williams Patent matter, and its $114 million damage award to Hughes, currently remain in effect pending reconsideration of the case by the CAFC. Hughes is unable to estimate the duration of this reconsideration process. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this matter could result in a gain that would be material to the earnings of GM attributable to Class H common stock.
     GM is subject to potential liability under government-regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1997. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial statements.

NOTE 17.  PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

General Motors - Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
     In July 1997, the General Motors Capital Trust D (Series D Trust) issued approximately $79 million of its 8.67% Trust Originated Preferred Securities(sm) (TOPrS(sm)) Series D, (Series D Preferred Securities), in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital Trust G (Series G Trust) issued approximately $143 million of its 9.87% TOPrS, Series G (Series G Preferred Securities), in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
     Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (Trusts) of the common securities of such Trusts, which represent approximately 3 percent of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Series D Trust's sole assets its
8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 and as the Series G Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($79 million with respect to the Series D Debentures and $131 million with respect to the Series G Debentures).
     The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal amount of the Series D Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to August 1, 1999, at a redemption price equal to 105% of the outstanding principal of the Series D Debentures from the Series D expiration date through July 31, 1998, declining ratably on each August 1 thereafter to 100% on August 1, 1999, plus accrued and unpaid interest. The Series D Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series D Debentures.
     The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
     GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets therefore, GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures
relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.
-------------
(sm) "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  STOCKHOLDERS' EQUITY

     The following table presents changes in capital stock for the period from January 1, 1995 to December 31, 1997 (in millions):

                                                                        Common Stocks
                                                          -----------------------------------------
                                                                                                       Total
                                              Preference   $1-2/3                                     Capital
                                               Stocks(a)  par value  Class H(b)  Class E  Class H(c)   Stock
                                              ----------  ---------  ----------  -------  ----------  -------

BALANCE AT JANUARY 1, 1995                            $2     $1,257          $-      $27          $8   $1,294
 Shares reacquired                                    (1)       (16)          -        -           -      (17)
 Shares issued                                         -         14           -       17           -       31
 Reclassification of shares formerly subject
   to repurchase                                       -          -           -        -           2        2
                                                      --      -----          --       --          --    -----

BALANCE AT DECEMBER 31, 1995                           1      1,255           -       44          10    1,310
 Shares reacquired                                     -         (8)          -        -           -       (8)
 Shares issued                                         -         14           -        -           -       14
 Series C conversion                                   -          -           -        5           -        5
 EDS split-off                                         -          -           -      (49)          -      (49)
                                                      --      -----          --       --          --    -----

BALANCE AT DECEMBER 31, 1996                           1      1,261           -        -          10    1,272
 Shares reacquired                                     -       (122)          -        -           -     (122)
 Shares issued                                         -         17           -        -           -       17
 Recapitalization of Class H Common Stock              -          -          10        -         (10)       -
                                                      --      -----          --       --          --    -----
BALANCE AT DECEMBER 31, 1997                         $ 1     $1,156         $10       $-          $-   $1,167
                                                      ==      =====          ==       ==          ==    =====


(a) The following describes the Corporation's preference stocks (in millions except par value, stated value, and per share amounts):
     Preference Stock, $0.10 par value (authorized 100 shares):
     - Series B 9-1/8% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 1999; issued at December 31, 1997, 20 shares equivalent to 5 shares of nonconvertible Series B 9-1/8% Preference Stock, stated value $100 per share.
     -  Series C Depositary Shares, liquidation preference $50 per share.
     - Series D 7.92% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after August 1, 1999; outstanding at December 31, 1997, 3 shares equivalent to .75 shares of Series D
        7.92% Preference Stock (see Note 17).
     - Series G 9.12% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 2001; outstanding at December 31, 1997, 5 shares, equivalent to 1.25 shares of Series G
        9.12% Preference Stock (see Note 17).
(b)  Subsequent to its recapitalization on December 17, 1997.
(c)  Prior to its recapitalization on December 17, 1997.

Common Stocks
     In connection with the consummation of the Hughes Transactions (Note 22), each share of Class H common stock was recapitalized into a share of Class H common stock linked to the telecommunications and space businesses of Hughes. The voting and liquidation rights of the recapitalized Class H common stock were to be the greater of 0.5 or a number (rounded to the nearest one-tenth) which reflected the relative market value of the recapitalized Class H common stock compared to the market value of $1-2/3 par value common stock, determined based on the average trading prices of such stocks during a 20-trading day period that started on the eleventh trading day following the consummation of the Hughes Transactions (The Trading Period). See Stockholders' Equity - Subsequent Events for additional information. The voting and liquidation rights of $1-2/3 par value common stock continue to be one vote per share and one liquidation unit per share as it was prior to the Hughes Transactions.
     The liquidation rights of the $1-2/3 par value and Class H common stocks are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. Holders of Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).

     The outstanding shares of Class H common stock may be recapitalized as shares of $1-2/3 par value common stock at any time after December 31, 2002, at the sole discretion of the GM Board of Directors (GM Board), or automatically, if at any time the Corporation should sell, liquidate, or otherwise dispose of

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  STOCKHOLDERS' EQUITY (CONTINUED)

Common Stocks (concluded)
80% or more of the business of Hughes, based on fair market value of the assets, both tangible and intangible, of Hughes as of the date that such proposed transaction is approved by the GM Board. In the event of any recapitalization, all outstanding shares of Class H common stock will automatically be converted into the Corporation's $1-2/3 par value common stock at an exchange rate that would provide Class H common stockholders with that number of shares of $1-2/3 par value common stock that would have a value equal to 120% of the value of their Class H common stock, on such date. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of $1-2/3 par value common stock and holders of the Class H common stock voting separately as individual classes) vote to approve an alternative proposal from the GM Board.

Common Stock Repurchases
     During 1997, GM used $3.8 billion to acquire 63.5 million shares of $1-2/3 par value common stock, which completed the $2.5 billion stock repurchase program announced in January 1997 and represented 50 percent of the Corporation's second $2.5 billion stock repurchase program announced in August 1997. GM also used approximately $600 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans. See Stockholders' Equity - Subsequent Events for additional information.

Preference Stocks
     During 1996, approximately 45 million shares of Class E common stock were issued upon conversion of approximately 3 million shares of Series C Preference Stock (represented by depositary shares). The remaining 6,784 shares of Series C Preference Stock were redeemed on February 22, 1996.
     During 1995, the Corporation concluded a tender offer, under which it purchased for $1.3 billion of cash (i) 24 million depositary shares, each representing one-fourth of a share of its Series B 9-1/8% Preference Stock, at a purchase price of $27.50 per depositary share, (ii) 10 million depositary shares, each representing one-fourth of a share of its Series D 7.92% Preference Stock, at a purchase price of $26.375 per depositary share, and
(iii) 13 million depositary shares, each representing one-fourth of a share of its Series G 9.12% Preference Stock, at a purchase price of $28.25 per depositary share. The purchase price in excess of the carrying amount of the preference shares amounted to $153 million.

Other Comprehensive Income
     During 1997, GM adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (in millions):


                                                                      Years Ended December 31,
                                       --------------------------------------------------------------------------------------
                                                     1997                         1996                        1995
                                       ----------------------------  -------------------------  -----------------------------
                                        Pre-tax  Tax Exp.     Net    Pre-tax  Tax Exp.   Net    Pre-tax   Tax Exp.       Net
                                         Amount  (Credit)    Amount   Amount  (Credit)  Amount   Amount  (Credit)      Amount
                                       --------  --------  --------  -------  --------  ------  -------  ---------     ------
Foreign currency translation
   adjustments                          $(1,274)    $(499)    $(775)   $(614)    $(278)  $(336)   $548       $225        $323
Unrealized gain (loss) on securities:
  Unrealized holding gain (loss)            272       114       158      (15)       (8)     (7)    474        167         307
  Reclassification adjustment              (118)      (41)      (77)     (96)      (33)    (63)    (89)       (31)        (58)
                                            ---        --        --       --        --   -----      --         --          --
     Net unrealized gain (loss)             154        73        81     (111)      (41)    (70)    385        136         249
                                            ---       ---        --      ---        --   -----     ---        ---       -----
Minimum pension liability adjustment       (906)     (334)     (572)   2,013       767   1,246  (1,900)      (712)     (1,188)
                                            ---      ----       ---    -----       ---   -----   -----        ---       -----
Other comprehensive (loss) income       $(2,026)    $(760)  $(1,266)  $1,288      $448    $840   $(967)     $(351)      $(616)
                                          =====       ===     =====    =====       ===     ===     ===        ===         ===


Stockholders' Equity - Subsequent Events (Unaudited)
Common Stock Repurchases
     In February 1998, the GM Board of Directors approved a $4 billion stock repurchase program. The stock repurchases are expected to be made over a 12-month period principally through open market transactions and represent about 10 percent of the outstanding shares of $1-2/3 par value common stock, based on the NYSE's closing price on Friday, February 6, 1998, of $60.56 per share. The new stock repurchase program began in mid-March, upon the completion of GM's second $2.5 billion stock repurchase program. Upon completion of the $4 billion stock repurchase program, GM's stock repurchases since January 1997 will total $9 billion.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  STOCKHOLDERS' EQUITY (CONCLUDED)

Stockholders' Equity - Subsequent Events (Unaudited) (concluded)
Voting and Liquidation Rights for Recapitalized Class H Common Stock
     The Trading Period for the recapitalized Class H common stock ended February 2, 1998 and the voting and liquidation rights were set at 0.6 votes per share and 0.6 liquidation units per share compared to 0.5 votes per share and 0.5 liquidation units per share prior to the recapitalization of the Class H common stock.

NOTE 19.  EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKS

     Earnings per share attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted earnings per share attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect.
     The assumed exercise of stock options has no effect on Class H common stock earnings per share, because to the extent that shares of Class H common stock deemed to be outstanding would increase, such increased shares would also increase the numerator of the fraction used to determine Available Separate Consolidated Net Income (ASCNI).
     The attribution of earnings to each class of common stock was as follows (in millions):


                                                                  Years Ended December 31,
                                                                ----------------------------
                                                                  1997      1996      1995
                                                                --------  --------  --------
Earnings attributable to common stocks
   $1-2/3 par value
      Continuing operations                                       $6,276    $4,589    $5,404
      Discontinued operations                                          -       (5)       105
      Cumulative effect of accounting change                           -         -      (52)
                                                                   -----     -----     -----
        Earnings attributable to $1-2/3 par value                 $6,276    $4,584    $5,457
                                                                   =====     =====     =====
   Income from discontinued operations attributable to Class E        $-       $15      $795
                                                                      --        --       ---
   Earnings attributable to Class H (prior to its
    recapitalization on December 17, 1997) (Note 22)                $322      $283      $265
                                                                     ---       ---       ---
   Earnings attributable to Class H (subsequent to its
    recapitalization on December 17, 1997) (Note 22)                  $2        $-        $-
                                                                      --        --        --


     Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of EDS (Note 1), former Hughes, and Hughes for the period (Note 22).
     During the period that EDS was an indirect wholly-owned subsidiary of the Corporation, the earnings attributable to Class E common stock for the period represented the ASCNI of EDS for the period. The ASCNI of EDS was determined quarterly in amounts equal to the separate consolidated net income of EDS for each respective quarter, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS for each such period, multiplied by a fraction, the numerator of which represented the weighted-average number of shares of Class E common stock outstanding during the period (439 million for the fourth quarter of 1995) and the denominator of which was 484 million for the fourth quarter of 1995. The weighted-average number of shares of Class E common stock outstanding for 1996 reflects shares outstanding through June 30, 1996.
     Earnings attributable to Class H common stock for the period prior to the December 17, 1997 recapitalization of Class H common stock represented the ASCNI of former Hughes. The ASCNI of former Hughes was determined quarterly in amounts equal to the separate consolidated net income of former Hughes for each respective quarter, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the quarter (103 million, 99 million, and 97 million in the fourth quarter of 1997, 1996, and 1995, respectively) and the denominator of which was 400 million during the fourth quarters of 1997, 1996, and 1995.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 19.  EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKS (CONTINUED)

     Earnings attributable to Class H common stock for the period subsequent to the recapitalization of Class H common stock represent the ASCNI of Hughes for the period December 18, 1997 through December 31, 1997, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the period (104 million) and the denominator of which was 400 million.
     The denominators used in determining the ASCNI of EDS and former Hughes were adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class E common stock and Class H common stock, respectively, and to reflect certain transfers of capital to or from EDS and former Hughes, respectively. The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  EARNINGS PER SHARE ATTRIBUTABLE TO COMMON STOCKS (CONCLUDED)

     The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):

                                                                                         Class H Common Stock -
                                                                                     Prior to its recapitalization
                                                   $1-2/3 Par Value Common Stock         on December 17,1997
                                                   -----------------------------     -----------------------------
                                                                       Per Share                         Per Share
                                                   Income  Shares         Amount     Income      Shares    Amount
                                                   ------  ------     ----------     ------      ------  ----------
YEAR ENDED DECEMBER 31, 1997
Income from continuing operations                  $6,374                              $322
    Less:Premium on exchange of preference
        stocks                                         26                                 -
       Dividends on preference stocks                  72                                 -
                                                    -----
BASIC EPS
  Income from continuing operations
    available to common stockholders                6,276     721          $8.70        322         101       $3.17
                                                                            ----                               ----
EFFECT OF DILUTIVE SECURITIES
  Assumed exercise of dilutive stock options          (11)      6                        11           4
                                                    -----     ---                       ---         ---
DILUTED EPS
  Adjusted income from continuing operations
    available to common stockholders               $6,265     727          $8.62       $333         105       $3.17
                                                    =====     ===           ----        ===         ===        ----

YEAR ENDED DECEMBER 31, 1996
Income from continuing operations                  $4,670                              $283
Less:  Dividends on preference stocks                  81                                 -
                                                    -----                               ---
BASIC EPS
  Income from continuing operations
    available to common stockholders                4,589     756          $6.07        283          98       $2.88
                                                                            ----                               ----
EFFECT OF DILUTIVE SECURITIES
  Assumed exercise of dilutive stock options          (9)       4                         9           3
                                                    -----     ---                      ----          --
DILUTED EPS
  Adjusted income from continuing operations
    available to common stockholders               $4,580     760          $6.03       $292         101       $2.88
                                                    =====     ===           ----        ===         ---        ----

YEAR ENDED DECEMBER 31, 1995
Income from continuing operations                  $5,768                              $265
Less: Preference stocks tender offer premium          153                                 -
      Dividends on preference stocks                  211                                 -
                                                    -----                               ---
BASIC EPS
  Income from continuing operations before
    cumulative effect of accounting change
    available to common stockholders                5,404     750          $7.21        265          96       $2.77
                                                                            ----                               ----
EFFECT OF DILUTIVE SECURITIES
  Assumed exercise of dilutive stock options           (9)      6                         9           3
                                                    -----     ---                       ---          --
DILUTED EPS
  Adjusted income from continuing operations
    before cumulative effect of accounting change
    available to common stockholders               $5,395     756          $7.14       $274          99       $2.77
                                                    =====     ===           ----        ===          ==




























































                                                          Class H Common Stock -
                                                    Subsequent  to its recapitalization
                                                             on December 17, 1997
                                                    -----------------------------------
                                                                              Per Share
                                                     Income      Shares         Amount
                                                    -------      ------       ---------
YEAR ENDED DECEMBER 31, 1997
Income from continuing operations                        $2
    Less:Premium on exchange of preference
        stocks                                            -
       Dividends on preference stocks                     -

BASIC EPS
  Income from continuing operations
    available to common stockholders                      2         104           $0.02
                                                                                   ----
EFFECT OF DILUTIVE SECURITIES
  Assumed exercise of dilutive stock options              -           3
                                                         --         ---
DILUTED EPS
  Adjusted income from continuing operations
    available to common stockholders                     $2         107           $0.02
                                                         ==         ===            ----

YEAR ENDED DECEMBER 31, 1996
Income from continuing operations
Less:  Dividends on preference stocks

BASIC EPS
  Income from continuing operations
    available to common stockholders

EFFECT OF DILUTIVE SECURITIES
  Assumed exercise of dilutive stock options

DILUTED EPS
  Adjusted income from continuing operations available to common stockholders


YEAR ENDED DECEMBER 31, 1995
Income from continuing operations
Less: Preference stocks tender offer premium
      Dividends on preference stocks

BASIC EPS
  Income from continuing operations before cumulative effect of accounting change available to common stockholders

EFFECT OF DILUTIVE SECURITIES
  Assumed exercise of dilutive stock options

DILUTED EPS
  Adjusted income from continuing operations before cumulative effect of accounting change available to common stockholders

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 20.  DIVIDENDS ON COMMON STOCK

     In connection with the consummation of the Hughes Transactions (Note 22), the GM Board determined that the amount available for the payment of dividends on outstanding shares of $1-2/3 par value common stock would be the cumulative amount available for the payment of dividends on $1-2/3 par value common stock immediately prior to the closing of the Hughes Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions. In addition, the GM Board determined that the amount initially available for the payment of dividends on shares of Class H common stock would be the cumulative amount available for the payment of dividends on Class H common stock immediately prior to the closing of the Hughes Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions. The pro rata allocation of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions was based on the fraction used in determining the ASCNI of former Hughes immediately prior to the consummation of the Hughes Transactions.
     Dividends may be paid on $1-2/3 par value common stock to the extent of the amount determined to be available for the payment of dividends on $1-2/3 common stock in connection with the consummation of the Hughes Transactions, plus all of the earnings of GM after the consummation of the Hughes Transactions, other than the earnings attributed to the Class H common stock. Dividends may be paid on Class H common stock to the extent of the amount initially determined to be available for the payment of dividends on Class H common stock, plus the portion of earnings of GM after the closing of the Hughes Transactions attributed to Class H common stock. The amount available for the payment of dividends on each class of common stock will be reduced from time-to-time by dividends paid on that class and will be adjusted from time-to-time for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
     As of December 31, 1997, the amount available for the payment of dividends on $1-2/3 par value and Class H common stock was $17.1 billion and $3.7 billion, respectively. Dividends may be paid on common stocks only when, as and if declared by the GM Board in its sole discretion. The GM Board's policy with respect to $1-2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The GM Board does not currently intend to pay cash dividends on the Class H common stock, which was recapitalized on December 17, 1997 as part of the Hughes Transactions.
     Cash dividends per share of $1-2/3 par value common stock were $2.00, $1.60, and $1.10 for 1997, 1996, and 1995, respectively. Cash dividends per share of Class E common stock were $0.30 and $0.52 in 1996 and 1995, respectively. Cash dividends per share for Class H common stock, prior to its recapitalization on December 17, 1997, were $1.00, $0.96, and $0.92 in 1997, 1996, and 1995, respectively.

NOTE 21.  STOCK INCENTIVE PLANS

Stock-Based Compensation
     GM previously adopted SFAS No. 123, Accounting for Stock-Based Compensation, and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock options and other stock-based employee compensation awards.
     If compensation cost for stock options and other stock-based employee compensation awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, GM's pro forma net income, earnings attributable to common stocks, and basic and diluted earnings per share attributable to common stocks would have been as follows: (in millions except per share amounts):



                                                  1997    1996    1995
                                                 ------  ------  ------
 Net income    - as reported                     $6,698  $4,963  $6,881
               - Pro forma                       $6,558  $4,904  $6,842
 Earnings attributable to common stocks
    $1-2/3     - as reported                     $6,276  $4,584  $5,457
               - Pro forma                       $6,147  $4,528  $5,418
    Class H    (prior to recapitalization)
               - as reported                       $322    $283    $265
               - Pro forma                         $315    $280    $264
    Class H    (subsequent to recapitalization)
               - as reported                         $2      $-      $-
               - Pro forma                          $(2)     $-      $-

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  STOCK INCENTIVE PLANS (CONTINUED)

                                                      1997     1996      1995
                                                      ----     ----      ----
     Basic earnings per share attributable to
     common stocks
         $1-2/3     - as reported                     $8.70    $6.06     $7.28
                    - Pro forma                       $8.52    $5.98     $7.23
         Class H    (prior to recapitalization)
                    - as reported                     $3.17    $2.88     $2.77
                    - Pro forma                       $3.10    $2.85     $2.76
         Class H    (subsequent to recapitalization)
                    - as reported                     $0.02       $-        $-
                    - Pro forma                      ($0.02)      $-        $-

     Diluted earnings per share attributable to
     common stocks
         $1-2/3     - as reported                     $8.62    $6.02     $7.21
                    - Pro forma                       $8.44    $5.94     $7.16
         Class H    (prior to recapitalization)
                    - as reported                     $3.17    $2.88     $2.77
                    - Pro forma                       $3.10    $2.85     $2.76
         Class H    (subsequent to recapitalization)
                    - as reported                     $0.02       $-        $-
                    - Pro forma                      ($0.02)      $-        $-

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                           1997              1996                 1995
                      ---------------   ---------------    ----------------
                      GMSIP   Class H   GMSIP   Class H    GMSIP    Class H
                      -----   -------   -----   -------    -----    -------
Interest rate           6.2%    6.8%      5.3%    6.6%       7.8%     7.0%
Expected life (years)   5.0     7.0       5.8     7.0        5.8      7.0
Expected volatility    26.3%   20.7%     27.3%   20.6%      31.4%    20.0%
Dividend yield          3.4%    2.1%      3.1%    1.6%       3.7%     2.3%

     The effect of the Hughes Transactions adjustment on the number of options and related exercise prices, as described below, is considered, under SFAS No. 123, a modification of the terms of the outstanding options. Accordingly, the 1997 pro forma disclosure includes compensation cost for the incremental fair value, under SFAS No. 123, resulting from such modification. The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
     GM's stock incentive plans consist of the General Motors 1997 Stock Incentive Plan, formerly the General Motors Amended Stock Incentive Plan, (the "GMSIP") and the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"). The GMSIP is administered by the Executive Compensation Committee of the GM Board. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes.
     Under the GMSIP, 60 million shares of $1-2/3 par value and 2.5 million shares of Class H common stocks may be granted from June 1, 1997 through May 31, 2002 substantially all of which were available for grants at December 31, 1997. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded during 1997 vest ratably over three years following the grant date. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
     Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 25.8 million shares of Class H common stock through December 31, 1997, none of which were available for grant at December 31, 1997. Option prices are 100% of fair market value on the dates of grant and the options generally vest over two to four years and expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 21. STOCK INCENTIVE PLANS (CONCLUDED)

     In connection with the Hughes Transactions (Note 22), the number of options and related exercise prices for outstanding options under the GMSIP and Hughes Plan were adjusted to reflect the change in the fair market value of $1-2/3 par value and Class H common stocks that resulted from the Hughes Defense Class A common stock distribution. The number of shares under option and the exercise price were adjusted such that the aggregate intrinsic value of the options immediately before and immediately after the transaction remained unchanged.

     Changes in the status of outstanding options were as follows:

                                                      GMSIP                            Hughes Plan
                                             $1-2/3 Par Value Common                  Class H Common
                                       ------------------------------------------------------------------------
                                        Shares under    Weighted- Average   Shares under        Weighted-
                                           Option        Exercise Price        Option       Average Exercise
                                                                                                  Price
                                       ------------------------------------------------------------------------

       Options outstanding at
       January 1, 1995                   25,274,778          $43.64            7,064,321         $27.64
       Granted                            6,600,115          $43.22            1,537,350         $39.94
       Exercised                          2,248,627          $37.12            1,929,393         $24.81
       Terminated                           346,140          $45.12               14,425         $34.17
       --------------------------------------------------------------------------------------------------------
       Options outstanding at
       December 31, 1995                 29,280,126          $44.03            6,657,853         $31.29
       --------------------------------------------------------------------------------------------------------
       Granted                            7,087,590          $52.27            1,501,900         $61.31
       Exercised                          6,207,072          $39.16              864,889         $28.58
       Terminated                           202,697          $51.75              128,075         $42.94
       --------------------------------------------------------------------------------------------------------
       Options outstanding at
       December 31, 1996                 29,957,947          $46.94            7,166,789         $37.70
       --------------------------------------------------------------------------------------------------------
       Granted                            8,989,460          $58.81            5,750,600         $54.90
       Exercised                          9,273,674          $42.95            2,158,728         $30.21
       Terminated                           330,727          $57.05            2,694,982         $42.56
       Hughes Transactions
       adjustment                         3,023,651                            5,897,936
       --------------------------------------------------------------------------------------------------------
       Options outstanding at
       December 31, 1997                 32,366,657          $51.40          13,961,615          $29.08
       --------------------------------------------------------------------------------------------------------
       Options exercisable at
       December 31, 1997                 19,191,431          $44.13           3,603,063          $20.98
       --------------------------------------------------------------------------------------------------------

     The following table summarizes information about GMSIP and Hughes Plan stock options outstanding at December 31, 1997:

      --------------------------------------------------------------------------------------------------------------
                                         Weighted-Average
          Range of         Options           Remaining          Weighted-Avg.      Options       Weighted-Average
       Exercise Prices   Outstanding  Contractual Life (yrs.)  Exercise Price    Exercisable      Exercise Price
      --------------------------------------------------------------------------------------------------------------
      GMSIP $1-2/3
        Par Value
         Common
      $15.00 to $39.99     9,347,476            5.5                $36.59          9,347,476          $36.59
        40.00 to 49.99     7,885,925            7.4                $47.67          4,339,013          $47.26
        50.00 to 65.00    15,133,256            8.0                $54.08          5,504,942          $54.45
      --------------------------------------------------------------------------------------------------------------
      $15.00 to $65.00    32,366,657            7.1                $51.40         19,191,431          $44.13

         Hughes Plan
           Class H
           Common
       $9.00 to $15.99       787,450            4.2                $13.66            787,450          $13.66
        16.00 to 29.99     2,315,562            6.3                $20.35          2,315,562          $20.35
        30.00 to 40.00    10,858,603            8.9                $32.06            500,051          $35.41
      --------------------------------------------------------------------------------------------------------------
       $9.00 to $40.00    13,961,615            8.2                $29.08          3,603,063          $20.98

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22.  HUGHES BUSINESS MATTERS

Hughes Transactions
     On December 17, 1997, GM and former Hughes completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, which was then followed immediately by the merger of Hughes Defense with Raytheon Company (Raytheon). Concurrently, Delco, the automotive electronics subsidiary of former Hughes, was transferred from former Hughes to GM's Delphi Automotive Systems unit. Finally, Class H common stock was recapitalized into a GM tracking stock, Class H common stock, that is linked to the telecommunications and space businesses of Hughes.
     The spin-off of Hughes Defense and merger with Raytheon had a total value to GM and its stockholders of approximately $9.8 billion that consisted of approximately $4.0 billion cash retained by Hughes from debt proceeds incurred by Hughes Defense prior to its spin-off and $5.8 billion of Hughes Defense Class A common stock distributed to holders of $1-2/3 par value and Class H common stock. Substantially all of the proceeds from the debt obligation of Hughes Defense were made available to Hughes. The distribution of Hughes Defense to the $1-2/3 par value and Class H common stockholders was recorded by GM at fair value and resulted in the recognition of a $4.3 billion gain that was included in other income. In addition, GM's total stockholders' equity was reduced by approximately $1.5 billion as a result of the Hughes Transactions.
     GM distributed a total of 102,630,503 shares of Class A common stock of Hughes Defense, 44,308,316 shares or 43.2% to $1-2/3 par value stockholders and 58,322,187 shares or 56.8% to Class H stockholders, which represented approximately 30% of the total equity of the newly combined Hughes Defense/Raytheon Company. The distribution to Class H common stockholders, which had a total value of approximately $3.3 billion, accounted for their tracking stock interest in Hughes Defense valued at approximately $1.5 billion, plus an additional amount to compensate them for the elimination of their tracking stock interest in Delco and other factors valued at approximately $1.8 billion.
     The following table summarizes the 1997 operating results of Hughes for the period prior to and subsequent to the completion of the Hughes Transactions (in millions):

                                     January 1 to     December 18 to
                                     December 17(1)   December 31(2)   Total
                                     -----------      -----------      -----

      Total revenues                 $17,392            $334          $17,726
      Total costs and expenses        15,686             318           16,004
      Income taxes                       595               6              601
      Minority interests                  41              (3)              38
                                      ------               -           ------
         Net earnings                $ 1,152              $7           $1,159
                                      ======               =            =====
      Earnings used for
         computation of ASCNI (3)    $ 1,268              $8           $1,276
                                      ------               -            -----

----------------
(1) Amounts include the results of Hughes Defense, Delco, and the telecommunications and space businesses.

(2) Amounts include the results of the telecommunications and space businesses only.

(3) Excludes amortization of purchase accounting adjustments associated with GM's purchase of Hughes Aircraft Company of approximately $117 million through December 17 and $1 million from December 18 to December 31.

Merger of Satellite Service Operations

    In May 1997, former Hughes and PAS completed the merger of their respective satellite service operations into a new publicly-held company. Former Hughes contributed its Galaxy(R) satellite services business in exchange for a 71.5% interest in the new company. Existing PAS stockholders received a 28.5% interest in the new company and $1.5 billion in cash.
    For accounting purposes, the merger was treated by former Hughes as an acquisition of 71.5% of PAS and was accounted for using the purchase method. Accordingly, the purchase price was allocated to the net assets acquired, including intangible assets, based on estimated fair values at date of acquisition. In addition, the merger was treated as a partial sale of the Galaxy business by former Hughes and resulted in a one-time pre-tax gain of $490 million ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 23.  OTHER INCOME AND OTHER DEDUCTIONS

     Other income and other deductions included the following (in millions):


                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1997        1996      1995
                                                   --------     ------    ------

Other income
  Interest income                                   $ 2,127   $ 1,679   $ 1,586
  Gain on Hughes Defense spin-off (Note 22)           4,269        --        --
  Gain on PAS merger (Note 22)                          490        --        --
  Insurance premiums                                  1,161       947       867
  Mortgage operations investment income                 796       432       323
  Mortgage servicing and processing fees                729       489       375
  Claims and commissions                                584       670       604
  Income from sales of receivables programs             571       625       744
  Other                                               1,002     1,156       425
                                                     ------    ------    ------
       Total other income                           $11,729   $ 5,998   $ 4,924
                                                     ======    ======    ======
Other deductions
    Insurance losses and loss adjustment expenses   $   747   $   622   $   621
    Provision for financing losses                      523       669       449
    Other                                               241       792       608
                                                     ------    ------    ------
       Total other deductions                       $ 1,511   $ 2,083   $ 1,678
                                                     ======    ======    ======

NOTE 24:  SEGMENT REPORTING

     GM adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1997. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision making group is the President's Council, which is comprised of the Chairman, Vice Chairman and the lead executives of each of GM's operating segments. The lead executive for each operating segment is also a member of a Strategy Board that manages the profitability and cash flow of each respective segment's various product lines and businesses. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
     GM's reportable operating segments include GM-NAO, Delphi, GMIO, GMAC, former Hughes, and Hughes. GM-NAO designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. Delphi is a diverse supplier of automotive systems and components. Delphi offers products and services in the areas of chassis, interior, lighting, electronics, power and signal distribution, energy and engine management, steering, and thermal systems. GMIO meets the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance. Former Hughes and Hughes includes activities relating to designing, manufacturing, and marketing advanced technology electronic systems, products, and services for the telecommunications and space, automotive electronic, and aerospace and defense industries (see Note 22). The Other segment includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions and the elimination of intersegment transactions.
     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results for GM's automotive operating segments (GM-NAO, Delphi and GMIO) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24:  SEGMENT REPORTING (CONTINUED)
OPERATING SEGMENTS(A):

                                  GM-NAO      Delphi(b)      GMIO        GMAC         Hughes(c)    Other(d)   Total
                                  ------      ------         ----        ----         ------       -----      -----
1997                                                             (in millions)
Net sales and revenues from
   external customers            $  99,435    $   5,021    $  34,686   $      --   $  12,171    $   2,468    $ 153,781
Intersegment net sales
   and revenues                        821       21,295          973          --       5,013      (28,102)          --
                                  --------     --------     --------    --------    --------     --------     --------
Total net sales and revenues     $ 100,256    $  26,316    $  35,659   $      --   $  17,184    $ (25,634)   $ 153,781
                                  ========     ========     ========    ========    ========     ========     ========
Depreciation and
   amortization (e)              $   7,116    $   1,750    $   2,106   $      --   $     683    $     148    $  11,803
Interest income                  $     593    $     261    $     726   $      --   $     106    $    (549)   $   1,137
Interest expense                 $     690    $     230    $     535   $      --   $      88    $    (572)   $     971
Income tax (credit) expense      $    (357)   $     (83)   $     136   $      --   $     601    $    (142)   $     155
Earnings (losses) of
   nonconsolidated affiliates    $     (35)   $      15    $      13   $   1,301   $     (60)   $       6    $   1,240
Net (loss) income (e)            $     (86)   $     (60)   $     481   $   1,301   $   1,276    $   3,786    $   6,698
Investments in nonconsolidated
  affiliates                     $     559    $     330    $   1,077   $      --   $      98    $   8,100    $  10,164
Segment assets                   $  67,253    $  23,671    $  24,837   $      --   $  12,316    $   4,606    $ 132,683
Expenditures for property (f)    $   5,387    $   1,262    $   2,448   $      --   $     547    $     157    $   9,801

1996
Net sales and revenues from
   external customers            $  92,659    $   4,793    $  34,930   $      --   $  10,661    $   2,384    $ 145,427
Intersegment net sales
   and revenues                        723       21,209          321          --       5,083      (27,336)          --
                                  --------     --------     --------    --------    --------     --------     --------
Total net sales and revenues     $  93,382    $  26,002    $  35,251   $      --   $  15,744    $ (24,952)   $ 145,427
                                  ========     ========     ========    ========    ========     ========     ========
Depreciation and
   amortization (e)              $   4,348    $     567    $   1,486   $      --   $     560    $     184    $   7,145
Interest income                  $     380    $     212    $     776   $      --   $      66    $    (384)   $   1,050
Interest expense                 $     563    $     218    $     566   $      --   $      11    $    (499)   $     859
Income tax (credit) expense      $     (85)   $     134    $     307   $      --   $     606    $     (77)   $     885
Earnings (losses) of
   nonconsolidated affiliates    $      37    $      47    $      52   $   1,240   $     (25)   $      18    $   1,369
Net income (loss) (e)            $     730    $     526    $   1,532   $   1,240   $   1,151    $    (216)   $   4,963
Investments in nonconsolidated
   affiliates                    $     481    $     254    $   1,218   $      --   $     124    $   7,778    $   9,855
Segment assets                   $  63,527    $  21,244    $  25,476   $      --   $  13,757    $  11,258    $ 135,262
Expenditures for property (f)    $   5,177    $     981    $   2,669   $      --   $     652    $     127    $   9,606

1995
Net sales and revenues from
   external customers            $  95,714    $   4,509    $  32,112   $      --   $   9,529    $   1,890    $ 143,754
Intersegment net sales
   and revenues                        222       21,917           --          --       5,186      (27,325)          --
                                  --------     --------     --------    --------    --------     --------     --------
Total net sales and revenues     $  95,936    $  26,426    $  32,112   $      --   $  14,715    $ (25,435)   $ 143,754
                                  ========     ========     ========    ========    ========     ========     ========
Depreciation and
   amortization (e)              $   4,042    $     622    $   1,364   $      --   $     488    $     271    $   6,787
Interest income                  $     471    $     125    $     863   $      --   $      94    $    (425)   $   1,128
Interest expense                 $     311    $     103    $     444   $      --   $       8    $    (522)   $     344
Income tax expense (credit)      $     569    $     377    $     162   $      --   $     646    $    (191)   $   1,563
Earnings (losses) of
   nonconsolidated affiliates    $      22    $      42    $     205   $   1,031   $      (9)   $      21    $   1,312
Cumulative effect of
   accounting change             $     (52)   $      --    $      --   $      --   $      --    $      --    $     (52)
Net income (e)                   $   1,472    $     916    $   1,644   $   1,031   $   1,108    $     710    $   6,881
Investments in nonconsolidated
   affiliates                    $     275    $     244    $   1,687   $      --   $     121    $   7,656    $   9,983
Segment assets                   $  61,465    $  19,261    $  22,829   $      --   $  13,129    $  13,960    $ 130,644
Expenditures for property (f)    $   5,128    $     885    $   2,086   $      --   $     546    $       8    $   8,653

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24: SEGMENT REPORTING (CONTINUED)
------------------

(a) Calculated with financing and insurance operations on an equity basis which is the basis upon which such operations are evaluated.
(b) Includes Delco's assets as of December 31, 1997 and operating results for the period December 18, 1997 through December 31, 1997 (see Note 22).
(c) Represents Hughes as of December 31, 1997 and includes the combined operating results for former Hughes for the period of January 1, 1997 to December 17, 1997 and Hughes for the period of December 18, 1997 to December 31, 1997 (see Note 22).
(d) Other includes the $4.3 billion gain resulting from the Hughes Transactions for the year ended December 31, 1997, income from discontinued operations of $10 million and $900 million for the years ended December 31, 1996 and 1995, respectively, and net assets of discontinued operations of $5.1 billion at December 31, 1995.
(e) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $118 million, $122 million, and $160 million, for 1997, 1996, and 1995, respectively, related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(f) Excludes expenditures related to telecommunications and other equipment amounting to $575 million, $188 million, and $275 million in 1997, 1996, and 1995, respectively.

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is as follows (in millions):


                                                 1997          1996        1995
                                                 ----          ----        ----
NET SALES AND REVENUES
Total revenues for reportable segments         $ 153,781    $ 145,427    $ 143,754
GMAC revenues                                     12,577       12,644       11,664
Other financial services revenues                    185           30           --
Other income                                      11,729        5,998        4,924
Eliminations                                         (98)         (86)         (88)
                                                --------     --------     --------
   Total consolidated net sales and revenues   $ 178,174    $ 164,013    $ 160,254
                                                ========     ========     ========

ASSETS
Total assets for reportable segments           $ 132,683    $ 135,262    $ 130,644
GMAC assets                                      109,319       98,578       95,648
Eliminations and other                           (13,114)     (11,698)     (12,629)
                                                --------     --------     --------
   Total consolidated assets                   $ 228,888    $ 222,142    $ 213,663
                                                ========     ========     ========

                               Segment           Eliminations  Consolidated
OTHER SIGNIFICANT ITEMS         Total     GMAC    and Other       Total
                                 -----    ----    ---------       -----
1997
Depreciation and amortization   $11,803   $ 4,746   $    67      $16,616
Interest income                 $ 1,137   $ 1,127   $  (137)     $ 2,127
Interest expense                $   971   $ 5,256   $  (114)     $ 6,113
Income taxes                    $   155   $   913   $     1      $ 1,069
Expenditures for property       $ 9,801   $   238   $   281      $10,320

1996
Depreciation and amortization   $ 7,145   $ 4,676   $    19      $11,840
Interest income                 $ 1,050   $   743   $  (114)     $ 1,679
Interest expense                $   859   $ 4,938   $  (102)     $ 5,695
Income taxes                    $   885   $   837   $     1      $ 1,723
Expenditures for property       $ 9,606   $   121   $   222      $ 9,949

1995
Depreciation and amortization   $ 6,787   $ 4,427   $    (1)     $11,213
Interest income                 $ 1,128   $   643   $  (185)     $ 1,586
Interest expense                $   344   $ 4,936   $   (98)     $ 5,182
Income taxes                    $ 1,563   $   752   $     1      $ 2,316
Expenditures for property       $ 8,653   $   133   $     -      $ 8,786

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

NOTE 24:  SEGMENT REPORTING (CONCLUDED)
     Information concerning principal geographic areas was as follows (in millions):

                                    1997                  1996                 1995
                           --------------------   -------------------  -------------------
                           Net Sales              Net Sales            Net Sales
                              &           Net       &          Net        &          Net
                           Revenues    Property   Revenues   Property  Revenues   Property
                           --------   --------   --------   --------   --------   --------
North America
   United States           $127,128   $ 20,778   $113,013   $ 22,821   $113,994   $ 21,542
   Canada and Mexico         12,202      3,171      9,681      3,582      8,091      3,443
                            -------    -------    -------    -------    -------    -------
     Total North America    139,330     23,949    122,694     26,403    122,085     24,985
Europe
   France                     1,972        424      2,680        390      2,349        351
   Germany                   10,725      3,083     12,365      3,821     12,376      3,919
   Spain                      1,760        611      1,730        805      1,638        905
   United Kingdom             5,409      1,183      5,063      1,103      4,926        917
   Other                      8,995      1,800      8,621      1,797      8,746      1,546
                            -------    -------    -------    -------    -------    -------
     Total Europe            28,861      7,101     30,459      7,916     30,035      7,638
Latin America
   Brazil                     5,462      1,964      5,117      1,910      4,136      1,682
   Other Latin America        2,981        466      2,239        328      2,225        104
                            -------    -------    -------    -------    -------    -------
     Total Latin America      8,443      2,430      7,356      2,238      6,361      1,786
All Other                     1,540      1,087      3,504        947      1,773        160
                            -------    -------    -------    -------    -------    -------
     Total                 $178,174   $ 34,567   $164,013   $ 37,504   $160,254   $ 34,569
                            =======    =======    =======    =======    =======    =======


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

SELECTED QUARTERLY DATA (UNAUDITED)

                                                                      1997 Quarters
                                                   -----------------------------------------------------
                                                       1st(1)(2)     2nd(3)(4)(5)      3rd      4th(6)(7)
                                                        (Dollars in Millions Except Per Share Amounts)

Net sales and revenues                                   $42,241       $45,146      $41,890       $48,897
                                                          ------        ------       ------        ------

Income before income taxes and minority interests          2,766         3,233        1,596           119
Income tax expense (credit)                                  989         1,153          533        (1,606)(7)
Minority interests                                            19            18            4            12
                                                          ------        ------      -------       -------
   Net income                                              1,796         2,098        1,067         1,737
Premium on exchange of preference stocks                       -             -           26             -
Dividends on preference stocks                                20            20           16            16
                                                          ------        ------       ------       -------
      Earnings on common stocks                           $1,776        $2,078       $1,025        $1,721
                                                           =====         =====        =====         =====

Earnings attributable to common stocks
   Earnings attributable to $1-2/3 par value              $1,717        $1,941         $964        $1,654
                                                           -----         -----          ---         -----
   Earnings attributable to Class H (8)                      $59          $137          $61           $65
                                                              --           ---           --            --
   Earnings attributable to Class H (9)                      $ -           $ -          $ -            $2
                                                              --            --           --             -

Basic earnings per share attributable to common stocks
   Earnings attributable to $1-2/3 par value               $2.30         $2.68        $1.35         $2.36
                                                            ----          ----         ----          ----
   Earnings attributable to Class H (8)                    $0.59         $1.35        $0.60         $0.63
                                                            ----          ----         ----          ----
   Earnings attributable to Class H (9)                      $ -           $ -        $   -         $0.02
                                                              --            --           --          ----

Average number of shares of common stocks
   outstanding - basic (in millions)
      $1-2/3 par value                                       747           724          713           702
      Class H (8)                                            100           101          102           103
      Class H (9)                                              -             -            -           104

Diluted earnings per share attributable to common stocks
   Earnings attributable to $1-2/3 par value               $2.28         $2.67         $1.34        $2.33
                                                            ----          ----          ----         ----
   Earnings attributable to Class H (8)                    $0.59         $1.35         $0.60        $0.63
                                                            ----          ----          ----         ----
   Earnings attributable to Class H (9)                      $ -           $ -          $  -        $0.02
                                                              --            --            --         ----

Average number of shares of common stocks
   outstanding - diluted (in millions)
      $1-2/3 par value                                       752           729          720           709
      Class H (8)                                            103           104          105           106
      Class H (9)                                              -             -            -           107





See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY DATA (UNAUDITED) - CONTINUED



                                                     1997 Quarters
                                            ------------------------------
                                            1st      2nd      3rd      4th
                                            ---      ---      ---      ---
Cash dividends per share of common stocks
      $1-2/3 par value                     $0.50    $0.50    $0.50    $0.50
      Class H (8)                          $0.25    $0.25    $0.25    $0.25
      Class H (9)                            $--     $--      $--      $--

Price range of common stocks
   $1-2/3 par value (10):    High          $63.75   $59.88   $69.75   $72.44
                             Low           $55.00   $55.00   $53.88   $58.31
   Class H (8)(10):          High          $64.88   $60.25   $67.88   $68.94
                             Low           $54.25   $49.00   $55.88   $61.00
   Class H (9)(10):          High             $--      $--      $--   $40.00
                             Low              $--      $--      $--   $35.75

--------------
(1) First quarter 1997 results included a pre-tax gain of $88 million, after deducting certain legal expenses ($55 million after-tax or $0.07 basic earnings per share of $1-2/3 par value common stock) that resulted from an agreement with Volkswagen A.G. (VW) settling a civil lawsuit which GM brought against VW.
(2) First quarter 1997 results included the unfavorable impact of a pre-tax plant closing charge of $80 milion ($50 million after-tax or $0.07 basic loss per share of $1-2/3 par value common stock) related to the announcement that Delphi Interior and Lighting Systems will cease production at its Trenton, New Jersey plant during the 1998 calendar year.
(3) Work stoppages in the United States during the second quarter of 1997 reduced calendar year pre-tax income by approximately $530 million ($330 million after-tax or $0.45 basic loss per share of $1-2/3 par value common stock), after considering partial recovery of production losses from the work stoppages.
(4)  Second quarter 1997 results included a pre-tax gain of $490 million
     ($318 million after-tax or $0.33 basic earnings per share of $1-2/3 par value common stock and $0.80 basic earnings per share of Class H common stock) related to the merger of the satellite service operations of Hughes and PanAmSat Corporation.
(5)  Second quarter 1997 results included a pre-tax gain of $128 million
     ($103 million after-tax or $0.14 basic earnings per share of $1-2/3 par value common stock) related to the sale of GM Europe's equity interest in Avis Europe.
(6)  Fourth quarter 1997 results included a tax-free gain of $4.3 billion
     ($6.08 basic earnings per share of $1-2/3 par value common stock) related to the December 17, 1997 completion of the strategic restructuring of GM's Hughes Electronics subsidiary (Hughes Transactions). The 1997 tax credit primarily resulted from the effect of the tax-free status of the gain.
(7) Fourth quarter 1997 results included pre-tax charges against income totaling $6.4 billion ($4 billion after-tax or $5.75 basic earnings per share of $1-2/3 par value common stock) resulting from GM's competitiveness studies.
(8) Represents information through December 17, 1997, the date on which GM recapitalized the Class H common stock ("GM's Recapitalization Date").
(9) Represents information for the period from December 18, 1997, through December 31, 1997 , which is subsequent to GM's Recapitalization Date.
(10) The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange. As of December 31, 1997, there were 563,553 holders of record of $1-2/3 par value common stock and 231,627 holders of record of Class H common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY DATA (UNAUDITED) - CONTINUED

                                                                           1996 Quarters
                                                         -----------------------------------------------
                                                          1st(1)(2)         2nd        3rd(3)     4th(1)(4)
                                                          ---               ---        ---        ---
                                                          (Dollars in Millions Except Per Share Amounts)

Net sales and revenues                                     $ 39,242    $ 44,780    $ 39,078   $ 40,913
                                                            -------     -------     -------    -------

Income from continuing operations before
   income taxes and minority interests                     $  1,234    $  3,202    $  1,498   $    686
Income tax expense (credit)                                     432       1,098         258        (65)(5)
Minority interests                                               (2)         (8)         31         35
                                                            -------     -------     -------    -------
   Income from continuing operations                            800       2,096       1,271        786
Income (loss) from discontinued operations                      219        (209)         --         --
                                                            -------     -------     -------    -------
      Net income                                              1,019       1,887       1,271        786
Dividends on preference stocks                                   20          20          21         20
                                                            -------     -------     -------    -------
      Earnings on common stocks                            $    999    $  1,867    $  1,250   $    766
                                                            =======     =======     =======    =======

Earnings attributable to common stocks
   $1-2/3 par value from continuing operations             $    704    $  2,001    $  1,188   $    696
   Income (loss) from discontinued operations                    10         (15)         --         --
                                                            -------     -------     -------    -------
      Earnings attributable to $1-2/3 par value            $    714    $  1,986    $  1,188   $    696
                                                            =======     =======     =======    =======
   Income (loss) from discontinued operations
      attributable to Class E                              $    209    $   (194)   $     --   $     --
                                                            -------     -------     -------    -------
   Earnings attributable to Class H                        $     76    $     75    $     62   $     70
                                                            -------     -------     -------    -------

Basic earnings per share attributable to common stocks
   $1-2/3 par value from continuing operations             $   0.93    $   2.65    $   1.57   $   0.92
   Income (loss) from discontinued operations                  0.01       (0.02)         --         --
                                                            -------     -------     -------    -------
      Earnings attributable to $1-2/3 par value            $   0.94    $   2.63    $   1.57   $   0.92
                                                            =======     =======     =======    =======
   Income (loss) from discontinued operations
      attributable to Class E                              $   0.45    $  (0.41)   $     --   $     --
                                                            -------     -------     -------    -------
   Earnings attributable to Class H                        $   0.78    $   0.77    $   0.63   $   0.70
                                                            -------     -------     -------    -------

Average number of shares of common stocks
   outstanding - basic (in millions)
      $1-2/3 par value                                          755         756         756        756
      Class E                                                   463         479          --         --
      Class H                                                    97          98          99         99

Diluted earnings per share attributable to common stocks
   $1-2/3 par value from continuing operations             $   0.92    $   2.63    $   1.56   $   0.91
   Income (loss) from discontinued operations                  0.01       (0.02)         --         --
                                                            -------     -------     -------    -------
      Earnings attributable to $1-2/3 par value            $   0.93    $   2.61    $   1.56   $   0.91
                                                            =======     =======     =======    =======
   Income (loss) from discontinued operations
      attributable to Class E                              $   0.45    $  (0.41)   $     --   $     --
                                                            -------     -------     -------    -------
   Earnings attributable to Class H                        $   0.78    $   0.77    $   0.63   $   0.70
                                                            -------     -------     -------    -------

Average number of shares of common stocks
   outstanding - diluted (in millions)
      $1-2/3 par value                                          761         762         760        761
      Class E                                                   463         479          --         --
      Class H                                                   101         101         102        102

See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SELECTED QUARTERLY DATA (UNAUDITED) - CONCLUDED

                                                      1996 Quarters
                                              ----------------------------
                                               1st     2nd      3rd    4th
                                               ---     ---      ---    ---
Cash dividends per share of common stocks
      $1-2/3 par value                        $0.40   $0.40   $0.40   $0.40
      Class E                                 $0.15   $0.15     $--     $--
      Class H                                 $0.24   $0.24   $0.24   $0.24

Price range of common stocks
   $1-2/3 par value(6):   High                $54.75  $58.13  $54.50  $59.38
                          Low                 $46.88  $51.50  $45.75  $47.75
   Class E(6):            High                $58.00  $58.63     $--     $--
                          Low                 $50.00  $52.25     $--     $--
   Class H(6):            High                $63.38  $68.25  $61.38  $59.25
                          Low                 $45.00  $57.50  $53.13  $49.50


(1) Work stoppages in the United States and Canada, during the first and fourth quarters of 1996, reduced calendar year pre-tax income by approximately $1.9 billion ($1.2 billion after-tax or $1.56 basic loss per share of $1-2/3 par value common stock), after considering partial recovery of production losses from the work stoppages. The pre-tax impact in the 1996 fourth quarter totaled $1.1 billion ($700 million after-tax or $0.91 basic loss per share of $1-2/3 par value common stock).
(2) First quarter 1996 results included a pre-tax gain of $120 million ($72 million after-tax or $0.07 basic earnings per share of $1-2/3 par value common stock and $0.18 basic earnings per share of Class H common stock) on the sale of 2.5% of DIRECTV(R) to AT&T.
(3 ) Third quarter 1996 included a favorable pre-tax plant closings reserve adjustment of $409 million ($253 million after-tax or $0.34 basic earnings per share of $1-2/3 par value common stock) associated with a decision to utilize its Wilmington, Delaware facility for the assembly of the new generation Saturn vehicle.
(4)  Fourth quarter 1996 results also included the following special items:
        (a) A favorable pre-tax plant closings reserve adjustment of $318 million ($197 million after-tax or $0.26 basic earnings per share of $1-2/3 par value common stock), which primarily resulted from revised estimates of costs to be incurred in connection with plant closings, in light of changes in redeployment and other assumptions, including those resulting from the 1996 settlements with the UAW and CAW.
        (b) A pre-tax loss of $253 million ($157 million after-tax or $0.21 basic loss per share of $1-2/3 par value common stock) in connection with the sale of four Delphi component facilities, located in Flint and Livonia, Michigan, and Oshawa and Windsor, Canada, and GM-NAO's Oshawa die-management business.
        (c) A pre-tax gain of $105 million ($65 million after-tax or $0.09 basic earnings per share of $1-2/3 par value common stock) on the sale of GM's preferred stock interest in Avis, Inc.
        (d) Retiree benefit increases associated with the new UAW labor agreement include lump-sum payments that resulted in a pre-tax charge of approximately $270 million ($167 million after-tax or $0.22 basic loss per share of $1-2/3 par value common stock).
(5) The income tax credit in the fourth quarter of 1996 was primarily due to research and experimentation credits in the United States, as well as certain international tax credits and tax credits relating to the resolution of certain tax contingencies at Hughes.
(6) The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange. As of December 31, 1996, there were 592,515 holders of record of $1-2/3 par value common stock and 247,782 holders of record of Class H common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION - CONCLUDED

SELECTED FINANCIAL DATA (UNAUDITED)

                                                                                Years Ended December 31,
                                                   ----------------------------------------------------------
                                                    1997(1)     1996(2)       1995          1994         1993
                                                    ----        ----          ----          ----         ----
                                                          (Dollars in Millions Except Per Share Amounts)
Net sales and revenues                             $178,174    $164,013    $160,254        $148,467      $132,975
Income from continuing operations before
   cumulative effect of accounting changes           $6,698      $4,953      $6,033          $4,866        $1,777
Income from discontinued operations                      --          10         900             793           689
Cumulative effect of accounting changes                  --          --         (52)(3)        (758)(4)       --
                                                      -----       ------     ------           -----         -----
   Net income                                        $6,698      $4,963      $6,881          $4,901        $2,466
                                                      =====       =====       =====           =====         =====

$1-2/3 par value common stock
   Basic earnings per share (EPS) from
      continuing operations                           $8.70       $6.07       $7.14(3)        $4.76(4)      $1.72
   Basic earnings (loss) per share from
      discontinued operations                          $--       $(0.01)      $0.14           $0.46         $0.45
   Diluted EPS from continuing operations             $8.62       $6.03       $7.07           $4.69         $1.68
   Diluted earnings (loss) per share from
      discontinued operations                          $--       $(0.01)      $0.14           $0.46         $0.45
   Cash dividends declared per share                  $2.00      $ 1.60       $1.10           $0.80         $0.80

Class H common stock (prior to its
   recapitalization on December 17, 1997)
   Basic EPS from continuing operations               $3.17       $2.88       $2.77           $2.62(4)      $2.30
   Diluted EPS from continuing operations             $3.17       $2.88       $2.77           $2.62         $2.30
   Cash dividends declared per share                  $1.00       $0.96       $0.92           $0.80         $0.72

Class H common stock (subsequent to its
   recapitalization on December 17, 1997)
   Basic EPS from continuing operations               $0.02         $--         $--             $--           $--
   Diluted EPS from continuing operations             $0.02         $--         $--             $--           $--
   Cash dividends declared per share                    $--         $--         $--             $--           $--

Class E common stock
   Basic EPS from discontinued operations               $--       $0.04       $1.96          $1.71          $1.51
   Diluted EPS from discontinued operations             $--       $0.04       $1.96          $1.71          $1.51
   Cash dividends declared per share                    $--       $0.30       $0.52          $0.48          $0.40

Total assets                                       $228,888    $222,142    $213,663       $191,145       $182,388
Long-term debt and capitalized leases (5)            $5,676      $5,390      $4,280         $5,198         $5,861
GM-obligated mandatorily redeemable preferred
   securities of subsidiary trusts                     $222         $--         $--            $--            $--


----------------------

(1) The 1997 results were affected by certain items which are described on pages II-40 and II-41.

(2) The 1996 results were affected by certain items which are described on pages II-42 and II-43.

(3) GM adopted the provisions of the EITF consensus on Issue No. 95-1, effective January 1, 1995, which resulted in an unfavorable cumulative effect of $52 million after-tax or $0.07 basic loss per share of $1-2/3 par value common stock.

(4) GM adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1994. The unfavorable cumulative effect of adopting SFAS No. 112 was $751 million after-tax or $1.05 basic loss per share of $1-2/3 par value common stock and $7 million after-tax or $0.08 basic earnings per share of Class H common stock.

(5) Calculated with financing and insurance operations on an equity basis.

                                   * * * * * *
                                      II-44

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation consolidated financial statements and MD&A for the period ended December 31, 1997, included as Exhibit 99 to this Annual Report on Form 10-K, and the GMAC Annual Report on Form 10-K for the period ended December 31, 1997, filed separately with the Securities and Exchange Commission. Hughes Electronics Corporation, prior to the December 17, 1997 restructuring of the company, is hereinafter referred to as "former Hughes," and Hughes Electronics Corporation, subsequent to the December 17, 1997 restructuring of the company, is hereinafter referred to as "Hughes." All earnings per share amounts included in the MD&A are reported as basic.
      The disaggregated financial results for GM's automotive sectors (GM's North American Operations (GM-NAO), Delphi Automotive Systems (Delphi) and GM's International Operations (GMIO)) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

GM-NAO FINANCIAL HIGHLIGHTS

                                                           YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                    1997             1996            1995
                                                    ----             ----            ----
                                                          (Dollars in Millions)
Net sales and revenues                             $100,256         $93,382       $95,936
                                                    -------          ------        ------

Pre-tax (loss) income                                  (408)            608         2,071
Income tax (credit) expense                            (357)            (85)          569
Earnings (losses) of nonconsolidated affiliates         (35)             37            22
Cumulative effect of accounting change (1)               --              --           (52)
                                                        ---           -----         -----
   Net (loss) income                                   $(86)(2)        $730        $1,472
                                                        ===             ===         =====

   Net (loss) profit margin                            (0.1)%(2)        0.8%          1.5%

------------------------


(1) In 1995, the provisions of Issue No. 95-1 of the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board, Revenue Recognition on Sales with a Guaranteed Minimum Resale Value, were adopted which resulted in an unfavorable after-tax impact of $52 million.

(2) The 1997 results include $2.4 billion of after-tax charges related to the competitiveness studies at GM (Competitiveness Studies). Excluding the Competitiveness Studies charges, income was $2.3 billion and net profit margin was 2.3%.


VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS - GM-NAO

                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------
                                           1997                          1996                         1995
                                    -----------------------   --------------------------  -----------------------
                                                      GM AS                       GM AS                   GM AS
                                                     A % OF                      A % OF                   A % OF
                                    INDUSTRY  GM    INDUSTRY  INDUSTRY   GM     INDUSTRY   INDUSTRY  GM   INDUSTRY
                                    --------  --    --------  --------   --     --------   --------  --   --------
                                                                 (Units in Thousands)
United States
   Cars                              8,289    2,689   32.4%     8,528   2,786    32.7%     8,636    2,956  34.2%
   Trucks                            7,210    2,077   28.8%     6,931   2,007    29.0%     6,484    1,939  29.9%
                                     -----    -----            ------   -----             ------    -----
      Total U.S.                    15,499    4,766   30.8%    15,459   4,793    31.0%    15,120    4,895  32.4%
Canada                               1,424      451   31.7%     1,203     381    31.6%     1,165      385  33.0%
Mexico                                 496      143   28.9%       332      89    26.9%       232       48  20.7%
                                   -------   ------           -------   -----            -------   ------
      Total North America           17,419    5,360   30.8%    16,994   5,263    31.0%    16,517    5,328  32.3%
                                    ======    =====            ======   =====             ======    =====

WHOLESALE SALES - GM-NAO
   Cars                                       3,095                     2,913                       3,352
   Trucks                                     2,454                     2,239                       2,208
                                              -----                     -----                       -----
      Total                                   5,549                     5,152                       5,560
                                              =====                     =====                       =====


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO FINANCIAL REVIEW

     Including $2.4 billion of after-tax charges related to the Competitiveness Studies (see Competitiveness Studies), GM-NAO reported a net loss for 1997 of $86 million. Excluding the Competitiveness Studies charges, GM-NAO's income for 1997 was $2.3 billion or 2.3% of net sales and revenues. Reported net income was $730 million or 0.8% of net sales and revenues in 1996 and $1.5 billion or 1.5% of net sales and revenues in 1995.The increase in 1997 income (excluding the Competitiveness Studies charges) was primarily due to higher wholesale sales volumes, continued improvement in the profitability of new vehicles, and lower material and engineering costs. These factors were partially offset by higher retail incentives, increased commercial spending to support the numerous vehicle launches in progress, and the unfavorable impact of $238 million after-tax related to work stoppage production losses.
     The decrease in 1996 net income was almost fully accounted for by lower wholesale sales caused by three major work stoppages in the U.S. and Canada, which had a net unfavorable impact of $920 million after-tax. Other factors impacting 1996 results were the record number of new vehicle launches and increased advertising and other consumer influence expenses related to the new vehicle launches. These unfavorable items were partially offset by savings associated with continued implementation of worldwide purchasing and lean manufacturing strategies, and the net favorable impact of certain special items ($397 million after-tax). The 1996 special items included favorable net plant closings reserve adjustments ($450 million after-tax) and a gain on the sale of GM's preferred stock interest in Avis, Inc. ($65 million after-tax). The effect of these favorable special items was partially offset by the unfavorable impact from retiree lump sum benefit payments ($114 million after-tax).
     Net sales and revenues for 1997 were $100.3 billion, which represented an increase of $6.9 billion compared with 1996. The improvement was primarily due to a 397,000 unit increase in wholesale sales volumes. Net sales and revenues for 1996 were $93.4 billion, which represented a decrease of $2.5 billion compared with 1995. The decrease was largely due to a lower number of wholesale units sold as a result of the three previously mentioned work stoppages.
     GM-NAO's 1997 market share decreased to 30.8% in the intensely competitive North American market, compared with 31.0% and 32.3% in 1996 and 1995, respectively. New products, such as Buick's Park Avenue, the Pontiac Grand Prix, the Oldsmobile Intrigue, and GM's new minivans are being well received in the marketplace and significantly outselling the models they replaced. In addition, GM's full-size pickups and sport utility vehicles continue to sell very well even though they are late in their model cycles. During 1997 and 1996, GM-NAO's market share increase in Mexico resulted from favorable customer reaction to new products. In the United States and Canada, 1996 market share decreased primarily due to the work stoppages and the new vehicle launches, which restricted availability of certain models.
     GM-NAO reported a pre-tax loss for 1997 of $408 million compared with pre-tax income of $608 million and $2.1 billion for 1996 and 1995, respectively. Excluding the $3.7 billion pre-tax impact of the Competitiveness Studies charges, GM-NAO's 1997 pre-tax income was $3.3 billion and increased primarily due to higher wholesale sales volumes, continued improvement in the profitability of new vehicles, and lower material and engineering costs. The decrease in 1996 pre-tax income was primarily due to the impact of lower wholesale sales resulting from the three work stoppages and the record number of new vehicle launches, which restricted the availability of certain models, partially offset by the favorable results of continued efforts to reduce costs and improve efficiency and the net favorable impact of special items previously mentioned.
     The effective income tax (credit) rate for 1997 was (87.5)%, compared with (14.0)% and 27.5% for 1996 and 1995, respectively. Excluding the previously mentioned Competitiveness Studies charges, the effective income tax rate for 1997 was 31.5%. This adjusted rate indicated a return to a more normalized level. The 1996 credit tax rate resulted from research and experimentation credits in the United States, a favorable resolution of items related to GM's 1995 tax return, and a favorable tax position in Mexico. The 1995 tax rate reflected a U.S. net operating loss - for tax purposes only that was carried back to prior years subject to higher income tax rates.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


DELPHI FINANCIAL HIGHLIGHTS

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                             1997        1996        1995
                                             ----        ----        ----
                                                  (Dollars in Millions)

Net sales and revenues                    $26,316        $26,002     $26,426
                                         --------       --------    --------
Pre-tax (loss) income                        (167)           610       1,247
Income tax (credit) expense                   (83)           134         377
Minority interests                              9              3           4
Earnings of nonconsolidated affiliates         15             47          42
                                         --------       --------    --------
   Net (loss) income                         $(60)(1)       $526        $916
                                         ========       ========    ========

   Net (loss) profit margin                 (0.2)%(1)        2.0%        3.5%

----------------
(1) The 1997 results include $870 million of after-tax charges related to the Competitiveness Studies and a $50 million after-tax plant closing charge. Excluding these charges, income was $860 million and net profit margin was 3.3%.

DELPHI FINANCIAL REVIEW

     Including $870 million of after-tax charges related to the Competitiveness Studies (see Competitiveness Studies) and a $50 million after-tax plant closing charge related to the announcement that Delphi will cease production at its Trenton, New Jersey plant during 1998, Delphi reported a net loss of $60 million for 1997. Excluding these charges, Delphi's income for 1997 was $860 million or 3.3% of net sales and revenues. Reported net income was $526 million or 2.0% of net sales and revenues in 1996 and $916 million or 3.5% in 1995.
     The increase in 1997 income (excluding the Competitiveness Studies and plant closing charges) was primarily the result of lower material and manufacturing costs, the net impact of work stoppages that occurred in 1997 at OEM customer locations versus three 1996 work stoppages (not related to Delphi-specific issues), and the unfavorable impact of certain special items that impacted 1996 net income. These special items included charges for the sale to Peregrine, Inc. of four Delphi manufacturing facilities, located in Flint and Livonia, Michigan, and Oshawa and Windsor, Canada ($153 million after-tax), and retiree lump sum benefit payments ($49 million after-tax). Delphi's net income for 1996 decreased to $526 million compared with $916 million for 1995 primarily due to the unfavorable impact of the three work stoppages and the 1996 special items.
     Net sales and revenues for 1997 were $26.3 billion, which represented an increase of over $300 million compared with the prior year despite the impact of the sale of the four plants with annual revenues of approximately $1 billion and continued pricing pressures. Delphi's 1997 sales to customers outside the GM-NAO vehicle groups continued to increase and represented approximately 38% of total sales (34% with Delco Electronics on an annualized basis), including all joint ventures. This increase reflected sales growth despite significant downward pressure on revenues due to volatility in overseas economies and associated weaker currencies. Net sales and revenues for 1996 totaled $26 billion compared with $26.4 billion in 1995 with the decrease primarily due to the three work stoppages.
     Including pre-tax charges of $1.4 billion for the Competitiveness Studies and $80 million for the Trenton plant closing, Delphi reported a pre-tax loss of $167 million for 1997. Excluding these charges, Delphi's 1997 pre-tax income increased to $1.3 billion compared with $936 million for 1996, excluding the unfavorable $326 million pre-tax impact of the 1996 special items. This increase was the result of lower material and manufacturing costs, as well as the net impacts of the work stoppages that occurred in both years.
     Delphi's reported 1996 pre-tax income of $610 million represented a decrease of $637 million from 1995 pre-tax income of $1.2 billion. The decrease was primarily due to the unfavorable $326 million pre-tax impact of the 1996 special items and the impact of the three work stoppages.
     Earnings of nonconsolidated affiliates decreased to $15 million in 1997 compared with $47 million in 1996 and reflected the unfavorable impact of economic volatility on overseas joint ventures, particularly those based in Korea.
     The effective income tax (credit) rate for 1997 was (49.7)%, compared with 22.0% and 30.2% for 1996 and 1995, respectively. Excluding the Competitiveness Studies and plant closing charges, the effective income tax rate for 1997 was 35.2%, which is a more normalized rate compared with 1996 and 1995.
     On December 17, 1997, Delco Electronics (Delco), GM's automotive electronics business, was made part of the Delphi organization, which places Delphi in position to lead the component-industry trend toward integrated automotive systems. As the integration of Delco and Delphi proceeds and Delphi establishes the competitiveness of its combined operations, GM will be evaluating the relevant business considerations and interests of GM stockholders relating to these operations including consideration of a possible future public offering of some portion of the business operations formed by the combination of Delphi and Delco. There can be no assurances as to how long the evaluations may take, what recommendations, if any, management may make to GM's Board of Directors, or whether or when any such offering may occur.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO FINANCIAL HIGHLIGHTS


                                              YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                            1997          1996         1995
                                            ----          ----         ----
                                                (Dollars in Millions)

Net sales and revenues                    $35,659         $35,251     $32,112
                                           ------          ------      ------
Pre-tax income                                561           1,786       1,578
Income tax expense                            136             307         162
Minority interests                             43               1          23
Earnings of nonconsolidated affiliates         13              52         205
                                             ----          ------       -----
   Net income (loss)
      GM Europe (GME)                         (17)            778         796
      Other International                     498             754         848
                                              ---           -----       -----
   Total net income                          $481(1)       $1,532      $1,644
                                              ===           =====       =====

   Net profit margin                         1.3%(1)          4.3%        5.1%

-----------------
(1) The 1997 results include $658 million of after-tax charges related to the Competitiveness Studies and a favorable $158 million after-tax impact related to other special items. Excluding the Competitiveness Studies charges and the favorable effect of the other special items, income was $981 million and net profit margin was 2.8%.

VEHICLE UNIT DELIVERIES OF CARS AND TRUCKS - GMIO


                                                                 YEARS ENDED DECEMBER 31,
                               ------------------------------------------------------------------------------
                                          1997                        1996                      1995
                               -------------------------    --------------------------  ---------------------
                                                            (Units in Thousands)
                                                    GM AS                      GM AS                       GM AS
                                                   A % OF                      A % OF                      A % OF
                                INDUSTRY   GM    INDUSTRY   INDUSTRY   GM     INDUSTRY  INDUSTRY     GM    INDUSTRY
                                --------   --    --------   --------   --     --------  --------     --    --------
INTERNATIONAL
Europe
    Germany                       3,790    565     14.9%     3,746      581    15.5%      3,575      581     16.2%
    United Kingdom                2,445    339     13.9%     2,282      328    14.4%      2,195      334     15.2%
    Other West Europe             8,937    807      9.0%     8,444      780     9.2%      7,847      751      9.6%
                                 ------  -----              ------   ------   -----      ------   ------     ----
      Total West Europe          15,172  1,711     11.3%    14,472    1,689    11.7%     13,617    1,666     12.2%
    Central/East Europe           2,979    133      4.5%     2,405      100     4.2%      2,102       58      2.8%
                                 ------  -----              ------   ------   -----      ------   ------     ----
      Total Europe               18,151  1,844     10.2%    16,877    1,789    10.6%     15,719    1,724     11.0%
                                 ------  -----              ------   ------   -----      ------   ------     ----
Latin America, Africa, and the
Middle East (LAAMO)
    Brazil                        1,942    410     21.1%     1,731      384    22.2%      1,728      348     20.2%
    Venezuela                       173     48     27.9%        68       16    23.5%         89       28     31.6%
    Other Latin America           1,155    165     14.3%     1,036      143    13.8%        999      127     12.7%
                                 ------  -----              ------   ------   -----      ------   ------     ----
      Total Latin America         3,270    623     19.0%     2,835      543    19.2%      2,816      503     17.9%
    Africa                          663    101     15.2%       681       81    11.9%        633       86     13.6%
    Middle East                     691     52      7.5%       664       66    10.0%        560       58     10.4%
                                 ------  -----              ------   ------   -----      ------   ------     ----
      Total LAAMO                 4,624    776     16.8%     4,180      690    16.5%      4,009      647     16.1%
                                                            ------   ------   -----      ------   ------     ----
Asia and Pacific
    Australia                       726    127     17.5%       651      131    20.2%        642      129     20.2%
    Other Asia and Pacific       12,624    458      3.6%    13,081      494     3.8%     12,554      490      3.9%
                                 ------  -----              ------   ------   -----      ------   ------     ----
      Total Asia and Pacific     13,350    585      4.4%    13,732      625     4.6%     13,196      619      4.7%
                                 ------  -----              ------   ------   -----      ------   ------     ----
      Total International        36,125  3,205      8.9%    34,789    3,104     8.9%     32,924    2,990      9.1%
                                 ======  =====              ======   ======   =====      ======   ======     ====

WHOLESALE SALES - GMIO

   Cars                                  2,379                        2,331                        2,233
   Trucks                                  848                          780                          774
                                        ------                       ------                       ------
      Total                              3,227                        3,111                        3,007
                                         =====                        =====                        =====


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO FINANCIAL REVIEW

     Including $658 million of after-tax charges related to the Competitiveness Studies (see Competitiveness Studies), a $103 million after-tax gain related to the sale of GME's equity interest in Avis Europe, and a $55 million after-tax gain that resulted from a settlement agreement with Volkswagen, GMIO's 1997 net income was $481 million. Excluding the Competitiveness Studies charges and the favorable effect of the other special items, GMIO's income for 1997 was $981 million or 2.8% of net sales and revenues. Reported net income was $1.5 billion or 4.3% of net sales and revenues in 1996 and $1.6 billion or 5.1% of net sales and revenues in 1995.

     The decrease in 1997 income (excluding the Competitiveness Studies charges and the favorable effect of the other special items) was primarily due to higher sales and marketing costs under intensely competitive market conditions, deterioration of profits in Latin America and Asia related to economic turmoil in these emerging markets, increased expenses related to ambitious capacity expansion programs in key growth regions, and the startups of the Holden Commodore in Australia and the Saab 9-5. The decrease in 1996 net income compared with 1995 was primarily due to a higher income tax rate.

     Net sales and revenues for 1997 totaled $35.7 billion, an increase of 1.2% from 1996, while 1996 net sales and revenues of $35.3 billion were 9.8% higher than 1995. The increase in net sales and revenues for 1997 reflected increased wholesale sales volumes in Europe and Latin America offset by an unfavorable impact of year-over-year currency exchange due to the appreciation of the U.S. dollar. GMIO's vehicle deliveries for calendar year 1997 exceeded 3.2 million units and, despite the intensely competitive market conditions, GMIO maintained an 8.9% market share consistent with the prior year. The increase in net sales and revenues for 1996 reflected increased wholesale sales volumes in Europe, Latin America, and the Asian and Pacific region.

     Pre-tax income for 1997 decreased to $561 million from $1.8 billion in 1996 and included $1 billion in pre-tax charges related to the Competitiveness Studies, higher sales and marketing costs, as well as spending on growth programs within Asia, Latin America, and Central Europe. During the fourth quarter of 1997, GMIO's results were impacted by the Asian economic crisis, significant economic volatility in Brazil, and the start-up of a new plant in Rosario, Argentina. These unfavorable items in 1997 were partially offset by a favorable $216 million pre-tax impact related to the previously mentioned special items. The increase in pre-tax income for 1996 reflected the favorable impact of increased net sales and revenues and favorable year-over-year currency exchange, partially offset by spending on growth programs and new product development spending.

     In 1997, earnings of nonconsolidated affiliates were $39 million lower than in 1996 primarily due to increased expenses at Saab related to the launch of the new 9-5 model. Earnings of nonconsolidated affiliates for 1996 were down by $153 million from 1995 primarily due to higher product development and marketing costs at Saab, the dissolution of the Australian joint venture between Holden and Toyota, and the unusually high 1995 equity income from nonrecurring asset sales at Isuzu.

     The effective income tax rate for GMIO in 1997 was 24.2%, compared with 17.2% and 10.3% in 1996 and 1995, respectively. Excluding the previously mentioned Competitiveness Studies charges and special items, the effective income tax rate for 1997 was 33.0%. The lower 1996 income tax rate primarily resulted from income tax credits realized in certain countries and lower withholding taxes accrued on unremitted earnings. The 1995 income tax rate was favorably impacted by nonrecurring income tax credits realized in certain countries.

     In 1997, GME reported a net loss of $17 million, compared with net income of $778 million and $796 million in 1996 and 1995, respectively. The decrease in 1997 earnings was primarily due to $488 million of after-tax charges related to the Competitiveness Studies, higher sales and marketing costs under intensely competitive market conditions, and lower equity earnings from Saab related to the launch of the new 9-5 model, partially offset by a favorable $158 million after-tax impact from the previously mentioned special items. The decrease in 1996 net income was primarily due to a more competitive pricing environment and reflected increased new product development costs. Net income for 1996 was also adversely affected by the startup of the Vectra, which had restricted availability early in the year.

     The remainder of GMIO's operations reported 1997 net income of $498 million, which represented a decrease of $256 million compared with 1996. The decline in 1997 primarily resulted from $170 million of after-tax charges related to the Competitiveness Studies and a deterioration of profits in Latin America related to economic turmoil in certain emerging markets. The remainder of GMIO's operations reported 1996 net income of $754 million, which represented a decrease of $94 million compared with 1995. The decline in 1996 resulted from a higher tax rate, lower equity earnings from nonconsolidated affiliates, and increased spending on growth programs in both Asia and Latin America.

     In 1997, GMIO continued its long-term commitment in the automotive industry with capital spending of over $2.4 billion, bringing total capital expenditures for the past three years to over $7 billion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC FINANCIAL HIGHLIGHTS


                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                  1997          1996       1995
                                                  ----          ----       ----
                                                        (Dollars in Millions)
Financing revenue
   Retail and lease financing                      $3,571     $3,822     $3,292
   Operating leases                                 7,260      7,215      6,285
   Wholesale and term loans                         1,746      1,607      2,087
                                                   ------     ------     ------
      Total automotive financing revenue           12,577     12,644     11,664
Interest and discount                               5,256      4,938      4,936
Depreciation on operating leases                    4,677      4,627      4,305
                                                   ------      -----     ------
      Net automotive financing revenue              2,644      3,079      2,423
Mortgage revenue                                    1,499        944        661
Insurance premiums earned                           1,360      1,158      1,082
Other income                                        1,159      1,228      1,456
                                                   ------      -----     ------
      Net financing revenue and other               6,662      6,409      5,622
Expenses                                            4,448      4,332      3,839
                                                   ------      -----     ------
Pre-tax income                                      2,214      2,077      1,783
Income tax expense                                    913        837        752
                                                   ------      -----     ------
      Net income                                   $1,301     $1,240     $1,031
                                                    =====      =====      =====

Net income from automotive financing operations      $910       $946       $809
Net income from mortgage operations                   167        102         59
Net income from insurance operations                  224        192        163
                                                    -----      -----      -----
      Net income                                   $1,301     $1,240     $1,031
                                                    =====      =====      =====

Return on average equity (1)                         15.3%      14.8%      12.5%

-------------------
(1) Return on average equity represents net income as a percentage of average stockholder's equity outstanding for each month in the period.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC FINANCIAL REVIEW

     GMAC's 1997 consolidated net income increased 4.9% over 1996 to $1.3 billion. Net income from automotive financing operations totaled $910 million, which was 3.8% below 1996 earnings. The decrease was attributed to reduced net financing margins partially offset by lower credit losses and loss provisions and operating expenses. Net income from insurance operations totaled $224 million, which was 16.7% higher than 1996 earnings. The increase was attributed to favorable underwriting experience and higher realized capital gains. Net income from mortgage operations totaled $167 million, 63.7% higher than 1996 earnings. The increase was attributed to significant increases in origination/purchase volumes and the mortgage servicing portfolio.

     During 1997, GMAC financed 33.1% of new GM vehicle retail deliveries in the United States, up from 28.4% and 26.4% in 1996 and 1995, respectively. The 1997 improvement primarily resulted from higher volumes generated through special rate financing and lease incentive programs sponsored by GM. This improvement was achieved amid continued competitive pressures in the automotive financing marketplace.

     GMAC's automotive financing revenue totaled $12.6 billion in 1997, compared with $12.6 billion and $11.7 billion in 1996 and 1995, respectively. Increased U.S. wholesale financing and Canadian operating lease revenues were offset by a decline in U.S. and international retail and lease financing revenues, resulting in the unchanged level of financing revenues during 1997. U.S. wholesale financing revenues increased during 1997, compared with 1996, primarily from higher average wholesale receivable balances resulting from a reduction in the average amount of sold wholesale receivables during the year. Canadian operating lease revenues increased as a result of a 46% increase in 1997 volume over 1996. The decline in U.S. and international retail and lease financing revenues from 1996 to 1997 was attributable to continued competitive pressures in these markets. The increase in 1996 total automotive financing revenue, when compared to 1995, resulted from higher revenues from the portfolios of operating leases and retail finance receivables, partially offset by a decline in wholesale revenue.

     GMAC's worldwide cost of borrowing decreased to 6.28% in 1997, compared with 6.57% and 7.02% in 1996 and 1995, respectively. The cost of borrowings in the United States was 6.35% in 1997, compared with 6.51% and 6.86% in 1996 and 1995, respectively. The improvements in 1997 were predominantly attributable to reductions in medium- and long-term debt costs. The improvements in 1996 were predominantly attributable to a greater proportion of floating rate borrowings in the United States during a period in which the general level of interest rates declined.

     Net automotive financing revenue combined with mortgage revenue, insurance premiums, and other income increased in 1997 by $253 million to $6.7 billion, compared with $6.4 billion and $5.6 billion in 1996 and 1995, respectively. The 1997 increase was primarily due to results from mortgage and insurance operations, partially offset by reduced net automotive financing margins.

     Expenses increased by $116 million and $493 million in 1997 and 1996, respectively. The 1997 increase was due to higher costs for salaries and benefits, increased insurance losses, and other operating charges incidental to expanding mortgage and insurance business activities. The 1996 increase over 1995 reflected higher general operating costs incidental to expanded financing business activities, principally at the mortgage operations, as well as higher data processing costs, increased credit losses on operating leases, and higher collection and repossession costs.

     GMAC's effective income tax rate for 1997 was 41.2%, compared with 40.3% in 1996 and 42.2% in 1995. The unfavorable change in 1997 was primarily attributable to increases in accruals from prior years based on periodic assessment of the adequacy of such accruals and higher state and local income taxes. The favorable change in 1996 compared with 1995 was attributable to lower effective income tax rates for international financing operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL HIGHLIGHTS (INCLUDING FORMER HUGHES)

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                            1997     1996     1995
                                                            ----    -----     ----
                                                              (Dollars in Millions
                                                           Except Per Share Amounts)
Net sales
   Outside customers                                      $12,171   $10,661    $9,529
   GM and affiliates                                        5,013     5,083     5,186
                                                            -----     -----     -----
      Total net sales                                      17,184    15,744    14,715
Other income - net                                            542       117        48
                                                            -----     -----    ------
      Total revenues                                       17,726    15,861    14,763
                                                            -----     -----     -----
Income before income tax expense and minority interests     1,722     1,578     1,585
Income tax expense                                            601       606       646
Minority interests                                             38        57         9
                                                            -----     -----     -----
      Net income                                           $1,159    $1,029      $948
                                                            =====     =====       ===

      Earnings Used for Computation of Available
         Separate Consolidated Net Income (1)              $1,276    $1,151    $1,108
                                                            =====     =====     =====

Net earnings per share attributable to Class H
   common stock, prior to its recapitalization              $3.17     $2.88     $2.77
Net earnings per share attributable to Class H
  common stock, subsequent to its recapitalization          $0.02      $ -        $ -

Cash dividends per share of Class H common stock            $1.00     $0.96     $0.92

------------------
 (1) Excludes   amortization   and   adjustment  of  GM  purchase   accounting
     adjustments of approximately $118 million, $122 million, and $160 million for 1997, 1996, and 1995, respectively, related to GM's acquisition of Hughes Aircraft Company.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES FINANCIAL REVIEW (INCLUDING FORMER HUGHES)

     On December 17, 1997, GM and former Hughes completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, which was then followed immediately by the merger of Hughes Defense with Raytheon Company (Raytheon). Concurrently, Delco was transferred from former Hughes to Delphi. Finally, Class H common stock was recapitalized into a GM tracking stock, Class H common stock, that is linked to the telecommunications and space businesses of Hughes. As a result of the Hughes Transactions, the 1997 operating results for Hughes Electronics Corporation include the results of Hughes Defense and Delco through December 17, 1997, and the results of the telecommunications and space businesses for the entire year.

     Net income was $1.16 billion in 1997, compared with $1.03 billion and $948 million in 1996 and 1995, respectively. Excluding amortization and adjustment of purchase accounting adjustments relating to GM's acquisition of Hughes Aircraft Company, earnings used for computation of available separate consolidated net income was $1.28 billion in 1997, compared with $1.15 billion in 1996, and $1.11 billion in 1995. Contributing to the 1997 increase in net income was the $318 million after-tax gain recognized in the second quarter related to the PanAmSat Corporation (PAS) merger, the $63 million after-tax gain recognized in the fourth quarter from the sale of Hughes-Avicom International, Inc. to Rockwell Collins, Inc., net income from PAS, continued DIRECTV(R) subscriber growth, and increased sales of commercial satellites. Partially offsetting these increases were lower earnings from the defense business resulting from provisions taken on certain air traffic control and training contracts and increased losses from equity investments. The 1996 increase in net income resulted from higher operating profit in the telecommunications and space businesses, reduced losses at Hughes-Avicom International, Inc., a lower effective tax rate, and the $72 million after-tax gain recognized in the first quarter from the sale of a 2.5% equity interest in DIRECTV to AT&T. Partially offsetting these increases was the impact on Delco's operating profit of lower GM production volumes due to the three major work stoppages.

     Total revenues increased to $17.7 billion in 1997, compared with $15.9 billion in 1996 and $14.8 billion in 1995. This revenue growth was propelled by the telecommunications and space businesses where revenues for 1997 increased to $5.6 billion, compared with $4.1 billion and $3.2 billion in 1996 and 1995, respectively. The 1997 increase in the telecommunications and space businesses resulted from strong DIRECTV subscriber growth, higher sales of commercial satellites, and completion of the PAS merger. The increase in 1996 reflected DIRECTV subscriber growth, combined with increased sales of commercial satellites and cellular communications equipment, and increased video distribution revenues from Galaxy(R) satellite transponders. Also contributing to the 1997 revenue increase were modest increases at both Delco and Hughes Defense. For 1996, Hughes Defense revenues increased primarily due to the acquisition of Hughes Defense Communications. This increase in revenues, however, was mostly offset by decreased revenues at Delco caused by the work stoppages at various GM production locations during the year and the price reductions from competitive pricing in connection with GM's global sourcing initiative.

     Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, was $1.5 billion in 1997, compared with $1.6 billion and $1.7 billion in 1996 and 1995, respectively. Operating profit margins on the same basis were 8.5%, 10.1%, and 11.3%, in 1997, 1996, and 1995, respectively. The decline in 1997 operating profit and operating profit margin was due to lower margins at Delco resulting from price reductions, provisions taken on certain defense contracts, start-up costs related to DIRECTV service in Latin America, and lower wireless telecommunications equipment sales and margins. The decline in 1996 operating profit and operating profit margin was due mainly to the unfavorable impact of lower GM production volumes at Delco as a result of the previously mentioned work stoppages.

     The effective income tax rate was 34.9% in 1997, compared with 38.4% and 40.8% in 1996 and 1995, respectively. The decrease in the effective income tax rate in 1997 was primarily related to research and development credits. The decrease in the effective income tax rate in 1996 was due primarily to the favorable resolution of certain tax contingencies.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     To facilitate analysis, the following sections present GM's financial statements with its financing and insurance operations (primarily GMAC) reflected on an equity basis.

CONSOLIDATED STATEMENTS OF INCOME WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS


                                                                   Years Ended December 31,
                                                            ------------------------------------
                                                            1997             1996          1995
                                                            ----             ----          ----
                                                                    (Dollars in Millions)
NET SALES AND REVENUES                                     $153,781        $145,427       $143,754
                                                            -------         -------        -------

COSTS AND EXPENSES
   Cost of sales and other operating charges,
      exclusive of items listed below                       130,042         123,239        121,312
   Selling, general, and administrative expenses             13,254          11,827         10,195
   Depreciation and amortization expenses                    11,803           7,145          6,787
                                                            -------         -------        -------
      TOTAL COSTS AND EXPENSES                              155,099         142,211        138,294
                                                            -------         -------        -------

OPERATING (LOSS) INCOME                                      (1,318)          3,216          5,460

Other income less income deductions                           7,836           2,056          1,150
Interest expense                                                971             859            344
                                                              -----           -----          -----
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES, MINORITY INTERESTS, AND EARNINGS OF
   NONCONSOLIDATED AFFILIATES                                 5,547           4,413          6,266
Income taxes                                                    155             885          1,563
                                                              -----           -----          -----
INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTERESTS, EARNINGS OF NONCONSOLIDATED AFFILIATES,
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 5,392           3,528          4,703
Minority interests                                               66              56             18
Earnings of nonconsolidated affiliates                        1,240           1,369          1,312
                                                              -----           -----          -----
INCOME FROM CONTINUING OPERATIONS BEFORE
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     6,698           4,953          6,033
Income from discontinued operations                              --              10            900
Cumulative effect of accounting change (1)                       --              --            (52)
                                                              -----           -----          -----
   NET INCOME                                                $6,698          $4,963         $6,881
                                                              =====           =====          =====

   NET PROFIT MARGIN (2)                                        4.4%            3.4%           4.8%


(1)    Effective January 1, 1995, GM adopted EITF Issue No. 95-1.
(2) Net profit margin represents net income as a percentage of net sales and revenues.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (CONTINUED)

     In 1997, GM's income from continuing operations before cumulative effect of accounting change totaled $6.7 billion or $8.70 per share of $1-2/3 par value common stock, compared with $5 billion or $6.07 per share of $1-2/3 par value common stock and $6 billion or $7.21 per share of $1-2/3 par value common stock in 1996 and 1995, respectively. Two significant items impacted 1997 financial results: a $4.3 billion tax-free gain, or $5.91 per share of $1-2/3 par value common stock, resulting from the December 17, 1997 completion of the strategic restructuring of former Hughes (see Hughes Transactions); and charges of $4.0 billion after-tax, or $5.59 per share of $1-2/3 par value common stock, resulting from GM's Competitiveness Studies (see Competitiveness Studies). Excluding the impact of these two items and the $426 million after-tax impact of other special items that occurred during 1997, income from continuing operations was $6 billion, or $7.90 per share of $1-2/3 par value common stock.
     GM completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996 and, accordingly, the financial results related to EDS through the split-off date have been reported as discontinued operations. GM's 1996 net income, including the income from discontinued operations through the June 7, 1996 split-off, totaled $5 billion or $6.06 per share of $1-2/3 par value common stock, compared with $6.9 billion or $7.28 per share of $1-2/3 par value common stock for 1995. Additional information regarding the split-off of EDS is contained in Note 1 to the GM consolidated financial statements.
     Highlights of financial performance by GM's major business sectors were as follows (in millions):


                                            1997        1996         1995
                                            ----        ----         ----
GM-NAO                                      $(86)        $730       $1,472
Delphi                                       (60)         526          916
GMIO                                         481        1,532        1,644
GMAC                                       1,301        1,240        1,031
Hughes(including former Hughes)            1,276        1,151        1,108
Other                                      3,786         (226)        (190)
                                           -----        -----        -----
   Income from continuing operations      $6,698       $4,953       $5,981
Discontinued operations (EDS)                 --           10          900
                                           -----        -----        -----
   NET INCOME                             $6,698       $4,963       $6,881
                                           =====        =====        =====

     Reference should be made to the GM-NAO, Delphi, GMIO, GMAC, and Hughes (Including Former Hughes) Financial Reviews that are presented on pages II-45 through II-53 and incorporated by reference to supplement the information presented herein.
     In 1997, net sales and revenues increased $8.4 billion to $153.8 billion, compared with $145.4 billion and $143.8 billion in 1996 and 1995, respectively. The 1997 increase primarily resulted from higher wholesale sales volumes for both GM-NAO and GMIO. The 1996 increase resulted from higher net sales and revenues for GMIO and former Hughes, partially offset by lower wholesale sales in North America.
     The gross margin was 15.4% for 1997, compared with 15.3% and 15.6% in 1996 and 1995, respectively. The 1997 increase in the gross margin was realized despite the unfavorable impact of the Competitiveness Studies and reflected the favorable impact of higher wholesale sales and savings associated with continued implementation of worldwide purchasing and lean manufacturing strategies, partially offset by increased retail incentives in the highly competitive North American market. The gross margin in 1996, which included the favorable impact of $789 million related to plant closing reserve adjustments, decreased compared with 1995 primarily due to lower wholesale sales, increased safety and emissions costs, and spending for new product launches and new product development. The higher costs in 1996 were partially offset by savings for GM-NAO, Delphi, and GMIO in connection with GM's strategy of utilizing common parts and processes, while implementing lean operations.
     Selling, general, and administrative expenses increased in both 1997 and 1996 primarily due to efforts to grow the business in all of the GM business sectors, which included increased advertising and other consumer influence spending in connection with new vehicle launch support and marketing programs in North America and Europe.
     Depreciation and amortization expenses increased in 1997 by approximately $4.7 billion compared with the 1996 amount primarily due to $4.1 billion of charges related to the Competitiveness Studies. The remainder of the increase in 1997, as well as the increase in 1996 compared with 1995, was related to increased expenditures for production and quality improvements worldwide.
     Other income less income deductions was $7.8 billion in 1997, compared with $2.1 billion in 1996 and $1.2 billion in 1995, respectively. The increase in 1997 was primarily due to the $4.3 billion gain related to the completion of the Hughes Transactions and a $490 million pre-tax gain related to the merger of the satellite service operations of former Hughes and PAS. The amount reported for 1996 included a $120 million pre-tax gain associated with the sale of a 2.5% equity interest in DIRECTV and a $105 million pre-tax gain on the sale of GM's preferred stock interest in Avis, Inc.
     Interest expense totaled $971 million in 1997, compared with $859 million and $344 million in 1996 and 1995, respectively. The higher interest expense in 1997 was due primarily to additional interest related to a higher long-term debt level at former Hughes. The lower 1995 interest expense resulted from the reversal of interest related to income tax issues resolved in 1995, the re-evaluation of the remaining reserve, and lower 1995 accrued interest on outstanding tax issues.
                                      II-55

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS (CONCLUDED)

     In 1997, the effective income tax rate was 2.8%, compared with 20.1% and 24.9% in 1996 and 1995, respectively. The lower 1997 tax rate primarily resulted from the effect of the tax-free status of the gain related to the completion of the Hughes Transactions. The 1996 tax rate included the favorable resolution of items related to GM's 1995 tax return, overall foreign tax rates that were lower than the U.S. statutory rate, and research and experimentation credits. The 1995 tax rate included the resolution of numerous prior year tax issues worldwide, efficient utilization of a net operating loss carryback, tax benefits associated with the mix of foreign earnings and foreign income taxes, and tax benefits relating to the sale of the net assets of National Car Rental System (NCRS).

HUGHES TRANSACTIONS

     On December 17, 1997, GM and former Hughes completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, which was then followed immediately by the merger of Hughes Defense with Raytheon Company (Raytheon). Concurrently, Delco was transferred from former Hughes to Delphi. Finally, Class H common stock was recapitalized into a GM tracking stock, Class H common stock, that is linked to the telecommunications and space businesses of Hughes.
     Additional information regarding the Hughes Transactions is contained in
Note 22 to the GM consolidated financial statements.

COMPETITIVENESS STUDIES

     The global automotive industry, including the automotive components and systems market, has become increasingly competitive and is presently undergoing significant restructuring and consolidation activities. All of the major industry participants are continuing to increase their focus on efficiency and cost improvements, while announced capacity increases for the North American market and excess capacity in the European market have led to continuing price pressures. As a result, GM-NAO, Delphi, Delco, and GMIO initiated studies in 1997 concerning the long-term competitiveness of all facets of their businesses (Competitiveness Studies). These studies were performed in conjunction with GM's current business planning cycle and were substantially completed in December 1997. Additional information regarding the Competitiveness Studies is contained in Note 2 to the GM consolidated financial statements.
     Based on the results of these Competitiveness Studies, GM recorded pre-tax charges against income totaling $6.3 billion ($4.0 billion after-tax, or $5.59 per share of $1-2/3 par value common stock). The charges were comprised of $3.7 billion ($2.4 billion after-tax) for GM-NAO, $1.4 billion ($870 million after-tax) for Delphi and Delco, $1 billion ($658 million after-tax) for GMIO, and $205 million ($128 million after-tax) for GM's other sector. Overall, these charges had the effect of reducing net sales and revenues by $459 million and increasing cost of sales, depreciation and amortization, and other deductions by $1.7 billion, $4.1 billion, and $72 million, respectively. Going forward, GM's future cash requirements relating to these charges are expected to total approximately $2.1 billion over the next five years.
     The Competitiveness Studies charges included amounts for underperforming assets, including both vehicle and component manufacturing assets, pursuant to GM's policy for the valuation of long-lived assets. Future investments relating to underperforming product lines will be expensed.
     GM will continue to monitor the competitiveness of all aspects of its businesses and further competitiveness studies will be undertaken when and as market conditions warrant. Future charges may result from Delphi's fix/close/sell strategy and cost reduction programs in Europe.

FOREIGN CURRENCY

     During the years ended December 31, 1997, 1996, and 1995, GM recorded the financial performance of operations in Brazil using the U.S. dollar as the functional currency due to GM's classification of the Brazilian economy as highly inflationary. Accordingly, translation gains and losses were recognized as incurred in the consolidated income statement. Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, defines a highly inflationary economy as one that has cumulative inflation of approximately 100% or more over a three-year period. In mid-1997, the Brazilian three-year cumulative inflation rate fell below the 100% level. As a result, GM evaluated historical inflation rate trends and certain other factors and determined that it should no longer classify the Brazilian economy as highly inflationary. As a result, beginning January 1, 1998, GM will record the financial performance for operations in Brazil using the local currency as the functional currency with translation gains and losses recorded in the stockholders' equity section of the consolidated balance sheet.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

YEAR 2000

     Certain GM information systems have potential operational problems in connection with applications that contain a date and/or use a date in a comparative manner as the date transitions into the Year 2000. GM has a comprehensive worldwide program to identify and remediate potential problems related to the Year 2000 in its information systems, infrastructure, and production and manufacturing facilities. In addition, GM has initiated formal communications with all of its significant external interfaces to determine the extent to which GM is vulnerable to third parties' failures to remediate their own potential problems related to the Year 2000. The inability of GM or significant external interfaces of GM to adequately address Year 2000 issues could cause disruption of GM's business operations.
     Many of GM's systems are Year 2000 compliant, or have been scheduled for replacement in GM's ongoing systems plans. GM has incurred and expensed approximately $40 million during the year ended December 31, 1997 related to the assessment of, and preliminary efforts in connection with, its Year 2000 program and remediation plan. Future spending for software modifications and testing required for Year 2000 are currently estimated to be approximately $360 million to $500 million with the majority expected to be incurred in 1998. GM's target date for completing its Year 2000 modifications is December 31, 1998 with additional testing and refinements to identified systems planned for 1999.

LIQUIDITY AND CAPITAL RESOURCES WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Total cash and marketable securities at December 31, 1997 were $14.5 billion compared with $17 billion at December 31, 1996. During 1997, GM elected to pre-fund part of its other postretirement benefits liability, which is primarily related to postretirement health care expenses, by creating a Voluntary Employees' Beneficiary Association (VEBA) trust to which it contributed $3 billion of its cash reserves. The VEBA assets had the effect of reducing GM's postretirement benefits liability on the consolidated balance sheet. GM believes it has sufficient resources to meet anticipated future cash flow requirements. In addition to cash flows from operations, GM and its subsidiaries maintain substantial lines of credit with various financial institutions. Additional information on GM's available credit facilities is contained in Note 10 to the GM consolidated financial statements.
     Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt, and capitalized leases, was $8.2 billion at December 31, 1997, a decrease of $2.2 billion from the prior year. GM previously indicated that it had a goal of maintaining $13 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13 billion target includes cash to pay certain costs that were pre-funded in part by the $3 billion VEBA contribution. Separately, approximately $2 billion of cash at December 31, 1997 relates to the Hughes Transactions that will be used to fund future growth initiatives for Hughes over the next several years.
     Long-term debt was $5.5 billion at December 31, 1997, an increase of approximately $300 million from the prior year. The ratio of long-term debt and capitalized leases to the total of long-term debt, capitalized leases, and stockholders' equity was 24.5% and 18.7% at December 31, 1997 and 1996, respectively. The ratio of long-term debt, capitalized leases, and short-term loans payable to the total of this debt and stockholders' equity was 26.6% and 22.0% at December 31, 1997 and 1996, respectively.
     In February 1998, the GM Board of Directors approved a $4 billion stock repurchase program. The stock repurchases are expected to be made over a 12-month period principally through open market transactions and represent about 10 percent of the outstanding shares of $1-2/3 par value common stock, based on the NYSE's closing price on Friday, February 6, 1998, of $60.56 per share. The new stock repurchase program began in mid-March, upon the completion of GM's second $2.5 billion stock repurchase program. Upon completion of the $4 billion stock repurchase program, GM's stock repurchases since January 1997 will total $9 billion.
     Book value per share of $1-2/3 par value common stock decreased to $22.26 from $27.95 at December 31, 1997 and 1996, respectively. Book value per share of Class H common stock decreased to $13.36 at December 31, 1997 from $13.97 at December 31, 1996. Book value per share was determined based on the liquidation rights of the various classes of common stock.

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC

     At December 31, 1997, GMAC owned assets and serviced automotive receivables for others totaling $120.7 billion compared with $108.1 billion at year end 1996. Earning assets totaled $104.5 billion and $95.7 billion at December 31, 1997 and 1996, respectively. The increase in earning assets was primarily attributable to an increase in the investments in securities portfolio, higher wholesale and real estate mortgage outstandings and continued growth of operating leases, partially offset by a decline in the retail finance receivables portfolio. Cash and cash equivalents totaled $759 million and $742 million at December 31, 1997 and 1996, respectively.
     Consolidated finance receivables, net of unearned income, totaled $60.5 billion and $59.3 billion at December 31, 1997 and 1996, respectively. The higher outstanding balance was primarily attributable to a $2.2 billion increase in the U.S. and Canadian wholesale receivables portfolios, offset by a $0.9 billion decline in European finance receivables.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

                                                                        December 31,
                                                                        ------------
                                                                     1997         1996
                                                                     ----         ----
                              ASSETS                               (Dollars in Millions)
Cash and cash equivalents                                          $10,685      $13,320
Other marketable securities                                          3,826        3,642
                                                                    ------       ------
   Total cash and marketable securities                             14,511       16,962
Accounts and notes receivable (less allowances)
   Trade                                                             5,164        4,909
   Nonconsolidated affiliates                                          836          927
Inventories (less allowances)                                       12,102       11,898
Equipment on operating leases (less accumulated depreciation)        4,677        3,918
Deferred income taxes and other                                      6,278        5,327
                                                                    ------       ------
     Total current assets                                           43,568       43,941

Equity in net assets of nonconsolidated affiliates                  10,164        9,855
Deferred income taxes                                               20,721       20,075
Other investments and miscellaneous assets                          13,564       11,712
Property - net                                                      33,914       37,156
Intangible assets - net                                             10,752       12,523
                                                                   -------      -------
     TOTAL ASSETS                                                 $132,683     $135,262
                                                                   =======      =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                   $12,474      $11,527
Loans payable                                                          656        1,214
Accrued expenses and customer deposits                              33,459       29,822
                                                                    ------       ------
     Total current liabilities                                      46,589       42,563

Long-term debt                                                       5,491        5,192
Capitalized leases                                                     185          198
Postretirement benefits other than pensions                         38,388       40,578
Pensions                                                             4,271        5,966
Other liabilities and deferred income taxes                         19,336       17,255
                                                                   -------      -------
     TOTAL LIABILITIES                                             114,260      111,752
                                                                   -------      -------

Minority interests                                                     695           92
General Motors - obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely junior
   subordinated debentures of General Motors
     Series D                                                           79           --
     Series G                                                          143           --
Stockholders' equity                                                17,506       23,418
                                                                   -------      -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $132,683     $135,262
                                                                   =======      =======

LIQUIDITY AND CAPITAL RESOURCES FOR GMAC (CONCLUDED)

     GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, term notes, and underwritten issuances. GMAC's borrowings outstanding at December 31, 1997 totaled $86.7 billion compared with $78.7 billion at December 31, 1996. GMAC's ratio of debt to total stockholder's equity at December 31, 1997 was 9.9:1, up from 9.5:1 at December 31, 1996. The higher year-to-year debt levels were principally used to fund increased asset levels. GMAC has continued to use an asset securitization program as an alternative funding source and has sold finance receivables that it continues to service for a fee. The servicing portfolio of sold finance receivables totaled $12.4 billion and $9.7 billion at December 31, 1997 and 1996, respectively.
     GMAC and its subsidiaries maintain substantial bank lines of credit, which totaled $39.8 billion and $40.7 billion at December 31, 1997 and 1996, respectively. The unused portion of these credit lines totaled $30.4 billion at December 31, 1997, which was $200 million lower than at December 31, 1996.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

                                                                       Years Ended December 31,
                                                                   ---------------------------------
                                                                   1997          1996           1995
                                                                   ----          ----           ----
                                                                         (Dollars in Millions)
CASH FLOWS FROM OPERATING ACTIVITIES
   Income from continuing operations before
      cumulative effect of accounting change                       $6,698        $4,953        $6,033
   Adjustments to reconcile income from continuing
      operations before cumulative effect of accounting
      change to net cash provided by operating activities
         Depreciation and amortization expenses                    11,803         7,145         6,787
         Gain on Hughes Defense spin-off                           (4,269)           --            --
         Postretirement benefits other than pensions,
            net of payments and VEBA contribution                  (1,448)        1,549         1,659
         Pensions expense, net of contributions                       240           801        (2,932)
         Change in other operating assets and liabilities
               Accounts receivable                                 (1,067)        1,196          (137)
               Prepaid expenses and other deferred charges            604          (426)           11
               Inventories                                           (716)         (757)       (1,214)
               Accounts payable                                     1,163           898          (288)
               Deferred taxes and income taxes payable             (2,651)         (303)        1,077
               Accrued expenses and other liabilities               4,292           517           576
         Other                                                       (751)        1,133          (470)
                                                                   ------        ------        ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          13,898        16,706        11,102
                                                                   ------        ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES
   Expenditures for property                                       (9,801)       (9,606)       (8,653)
   Investments in other marketable securities - acquisitions      (13,167)      (14,340)       (5,581)
   Investments in other marketable securities - liquidations       12,984        11,891         5,496
   Operating leases - acquisitions                                 (5,680)       (4,090)       (1,090)
   Operating leases - liquidations                                  3,711         3,819           506
   Proceeds from borrowings of Hughes Defense prior to
      the Hughes Defense spin-off                                   4,006            --            --
   Investments in companies, net of cash acquired                  (1,875)         (166)         (381)
   Special inter-company payment from EDS                              --           500            --
   Other                                                              476           847           310
                                                                    -----        ------         -----
NET CASH USED IN INVESTING ACTIVITIES                              (9,346)      (11,145)       (9,393)
                                                                    -----        ------         -----
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in loans payable                          (558)         (971)        1,383
   Increase in long-term debt                                         398         1,937           646
   Decrease in long-term debt                                      (1,143)         (871)       (1,597)
   Repurchases of common and preference stocks                     (4,365)         (251)       (1,681)
   Proceeds from issuing common stocks                                614           480           453
   Cash dividends paid to stockholders                             (1,620)       (1,530)       (1,328)
                                                                    -----         -----         -----
NET CASH USED IN FINANCING ACTIVITIES                              (6,674)       (1,206)       (2,124)
                                                                    -----         -----         -----

Effect of exchange rate changes on cash and cash equivalents         (513)         (185)          146
                                                                   ------         -----          ----
NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS               (2,635)        4,170          (269)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                           --           103           193
                                                                   ------         -----           ---
Net (decrease) increase in cash and cash equivalents               (2,635)        4,273           (76)
Cash and cash equivalents at beginning of the year                 13,320         9,047         9,123
                                                                   ------        ------         -----
CASH AND CASH EQUIVALENTS AT END OF THE YEAR                      $10,685       $13,320        $9,047
                                                                   ======        ======         =====


CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS

     Net cash provided by operating activities was $13.9 billion, $16.7 billion, and $11.1 billion in 1997, 1996, and 1995, respectively. The decrease in net cash provided by operating activities in 1997 primarily resulted from the $3 billion VEBA contribution previously discussed, and a $3.5 billion increase in deferred tax assets, partially offset by a $500 million year-over-year increase in other operating assets and liabilities and a $1.7 billion year-over-year increase in income from continuing operations. Depreciation and amortization expenses increased by $4.7 billion in 1997 primarily due to the Competitiveness Studies charges. The increase in net cash provided by operating activities in 1996 resulted from a decrease in accounts receivable and cash contributions to the worldwide pension funds, higher depreciation

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOWS WITH FINANCING AND INSURANCE OPERATIONS ON AN EQUITY BASIS
(CONCLUDED)

and amortization expenses, and a $1 billion income tax refund related to the carryback of a 1995 net operating loss - for tax purposes only, partially offset by an increase in deferred tax assets. Cash pension contributions for 1996 decreased due to the improved funding of GM's U.S. hourly pension plan and included the effects of the 1995 non-cash contribution of GM's former Class E common stock (now EDS common stock), valued for book purposes at approximately $6.3 billion in 1995.
     Net cash used in investing activities decreased to $9.3 billion in 1997, compared with $11.1 billion and $9.4 billion in 1996 and 1995, respectively. The decrease in 1997 was primarily due to GM's receipt of $4.0 billion in proceeds from borrowings of Hughes Defense prior to the spin-off of Hughes Defense (see Hughes Transactions), partially offset by a $1.7 billion increase in investments in companies, net of cash acquired, which primarily related to the completion of the merger of the satellite service operations of former Hughes and PAS. The increase in 1996 was primarily due to a $2.4 billion net change in investments in other marketable securities combined with a $953 million increase in property expenditures, partially offset by a $500 million special inter-company payment from EDS. Worldwide property expenditures in 1997, of which 63% were in the U.S. (60% in 1996 and 65% in 1995), 7% in Canada and Mexico (10% in 1996 and 8% in
1995) and 30% overseas (30% in 1996 and 27% in 1995), have been devoted primarily to improve efficiency and quality, to increase truck assembly capacity, and to increase GM's global presence. Capital expenditures for 1998 are estimated to be approximately $10.5 billion with outstanding commitments of $7.8 billion at December 31, 1997.
     In 1997, net cash used in financing activities increased to $6.7 billion, compared with $1.2 billion and $2.1 billion in 1996 and 1995, respectively. During 1997, GM used $3.8 billion to acquire 63.5 million shares of $1-2/3 par value common stock, which completed the $2.5 billion stock repurchase program announced in January 1997 and represented 50 percent of GM's second $2.5 billion stock repurchase program announced in August 1997. GM also used approximately $600 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during 1997. Also in 1997, net cash flows used in association with changes in long-term debt increased by approximately $1.8 billion compared with 1996 and reflected a combination of refinancing and retirement using GM's new commercial paper program and cash received in connection with the Hughes Transactions. Cash used in financing activities in 1995 included $1.3 billion to repurchase preference stocks.
     Dividends may be paid on common stocks only when, as and if declared by the GM Board of Directors (GM Board) in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. In February 1998, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, payable March 10, 1998. The GM Board also declared quarterly dividends on the Series B, Series D, and Series G Depositary Shares of $0.57, $0.495, and $0.57 per share, respectively, payable May 1, 1998. With respect to Class H common stock, which was recapitalized on December 17, 1997, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.

CASH FLOWS FOR GMAC

     In 1997, cash provided by operating and financing activities totaled $4.1 billion and $8.3 billion, respectively. Cash used in investing activities, principally for expanding the investments in securities, finance receivables and operating lease portfolios, totaled $12.3 billion.
     In 1996, cash provided by operating and financing activities totaled $4.2 billion and $2.6 billion, respectively. Cash used in investing activities, primarily for expanding the finance receivables and operating lease portfolios, totaled $7.5 billion.
     In 1995, cash provided by operating and financing activities totaled $5.9 billion and $6.7 billion, respectively. Cash used in investing activities, principally for expanding the finance receivables and operating lease portfolios, totaled $12.5 billion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HEALTH CARE EXPENSE AND OTHER POSTRETIREMENT BENEFITS

     The cost of postretirement medical, dental, vision, and life insurance benefits provided to retirees and eligible dependents are recognized in the consolidated financial statements during the period in which employees provide services to GM. Costs for medical, dental, vision, and life insurance benefits provided to employees during active service are expensed as incurred (pay-as-you-go). The components of postretirement benefits expense, the U.S. health care cost, and cash expenditures for GM's U.S. operations are set forth below (excluding cash expenditures for Hughes' and former Hughes' non-automotive employees, but including GMAC).
       GM is committed to reducing the burden of continuing health care cost increases. During 1997, GM elected to pre-fund part of its other postretirement benefits liability by creating a VEBA trust to which it contributed $3 billion of its cash reserves. The VEBA assets had the effect of reducing GM's postretirement benefits liability on the consolidated balance sheet.


                                                           Year Ended December 31, 1997
                                                      ----------------------------------------
                                                      Postretirement    Health   Pay-As-You-Go
                                                         Benefits     Care Cost      Cost*
                                                      ----------------------------------------
                                                               (Dollars in Millions)
GM U.S. operations health care
  Postretirement medical, dental, and vision              $3,083       $3,083       $   --
  Retired employees pay-as-you-go                             --           --        1,862
  Active employees pay-as-you-go                              --        1,737        1,737
                                                           -----        -----        -----
    Total health care                                      3,083       $4,820       $3,599
                                                           -----        =====        =====
  Life insurance                                             436
  Other subsidiaries - health care and life insurance        202
                                                           -----
    Total postretirement benefits expense                 $3,721
                                                           =====

----------------------
* Pay-as-you-go amounts for 1996 were $1.7 billion for retirees, $1.8 billion for active employees, and $3.5 billion in total.

     GM has disclosed in its consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and classified such amounts as "accumulated postretirement benefit obligations," "liabilities," or "obligations." Notwithstanding the recording of such amounts and the use of these terms, GM does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM (other than pensions) represent legally enforceable liabilities of GM.

GM CARD

     GM sponsors a credit card program, entitled the GM Card program, which was introduced in the U.S. in September 1992 and subsequently in Canada, Australia, Brazil, Chile and the United Kingdom. A cardholder's use of the card generates entitlements to rebates that can be used solely in connection with the cardholder's purchase or lease of a new GM vehicle.
     As the sponsor of the GM Card program, GM does not provide consumer credit. The program is used as a marketing tool to increase product sales. Independent banks issue the GM Card and are responsible for evaluating, extending, and funding credit to the cardholders, and are fully responsible for any credit card losses with no recourse against GM.
     In the U.S., GM Card rebates accumulate at a rate equal to 5% of all spending for goods or services charged on the GM Card up to a maximum rebate amount of $500 per year. The rebates, which expire in 7 years, may be applied over and above all sales allowances in the market at the time of vehicle purchase or lease. GM is solely responsible to cardholders for rebates. Provisions for GM Card rebates are recorded as reductions in revenue at the time of vehicle sale. GM has the right to prospectively modify the plan.
     Rebates redeemed worldwide during 1997, 1996, and 1995 were $656 million, $443 million, and $299 million, respectively. Cardholder rebates available worldwide for future redemption when the cardholder purchases or leases a new GM vehicle amounted to $3.5 billion and $3.2 billion (net of deferred program income) at December 31, 1997 and 1996, respectively. GM anticipates that profits from incremental sales resulting from the GM Card program, along with deferred program income, will more than offset future rebate costs associated with the GM Card.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SECURITY RATINGS

                                                         CURRENT SECURITY RATINGS
                                               --------------------------------------------
                                               MOODY'S         S&P         D&P        FITCH
                                               -------         ---         ---        -----
        GM/GMAC long-term debt                   A.3            A           A-          A
        GM preference stocks                     Baa1           A-         BBB+         A-
        GM commercial paper                      P-2           A-1          D-1+       F-1
        GMAC commercial paper                    P-1           A-1          D-1        F-1
        GM Capital Trust D TOPrS(sm)             Baa1           A-         BBB+         A-
        GM Capital Trust G TOPrS(sm)             Baa1           A-         BBB+         A-
        Hughes long-term debt                    A.3            A-          -           -
        Hughes commercial paper                  P-2           A-2          -           -

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

Moody's Investors Services (Moody's)
     The long-term debt of GM, GMAC and Hughes are rated A.3 by Moody's, which is the seventh highest within the ten investment grade ratings available and signifies "upper-medium grade" quality. The rating for GM preference stocks and GM's Capital Trust D and Capital Trust G Trust Originated Preferred Securities(sm) (TOPrS(sm)) is Baa1 which is the fourth highest within the six investment grade ratings available and signifies "medium-grade" quality. For additional information regarding GM's TOPrS(sm) see Note 17 to the GM consolidated financial statements.

     GMAC's commercial paper is rated P-1, which is the highest of three investment grade ratings available and indicates that an issuer's ability to repay is superior relative to other issuers. GM and Hughes' commercial paper is rated P-2, which is the second highest investment grade rating available and indicates that the issuer has a strong ability for repayment relative to other issuers.

Standard and Poor's Ratings Services (S&P)
     In January 1998, S&P, a division of McGraw-Hill Companies, Inc., raised its long-term debt ratings from A- to A and its commercial paper ratings from A-2 to A-1 for both GM and GMAC. S&P also raised its preference stock rating on GM from BBB+ to A- and indicated that the ratings outlook was revised to stable from positive based on the intensively competitive automotive industry conditions limiting further upgrade potential for this rating. The long-term debt and commercial paper ratings on various overseas GMAC affiliates were also raised by S&P. At the same time, S&P affirmed its ratings of A- and A-2 on the long-term debt and commercial paper of Hughes and indicated that the outlook remains developing.
     S&P's A and A- credit ratings for long-term debt are the sixth and seventh highest within the ten investment grade ratings available and indicate a strong capability to pay interest and repay principal, although somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher-rated categories. The preference stock and TOPrS(sm) rating of A- is the seventh highest within the ten investment grade ratings available and indicates that the issue is backed by a sound capacity to pay the related obligations The A-1 commercial paper rating is the second highest of four categories available and indicates the degree of safety regarding timely payment is strong. The A-2 commercial paper rating is the third highest category available and indicates the degree of safety regarding timely payment is satisfactory.

Duff & Phelps Credit Rating Co. (D&P)
     The long-term debt of GM and GMAC are rated A- by D&P, which is the seventh highest within the ten investment grade ratings available and indicates adequate likelihood of timely payment of principal and interest with average, but adequate, protection factors. Risk factors, however, are more variable and greater in periods of economic stress.
     GM's preference stocks and TOPrS(sm) are rated BBB+, which is the eighth highest of ten investment grade ratings available and indicates they are considered to be reasonably safe. Securities assigned this rating by D&P have below average protection factors, but are still considered sufficient for prudent investment.
     GM's and GMAC's commercial paper are rated D-1+ and D-1 respectively, which are the first and second highest of five investment grade ratings available and signify a very high certainty of timely payment based on excellent liquidity factors and good fundamental protection factors.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

SECURITY RATINGS (CONCLUDED)

Fitch Investors Service, Inc. (Fitch)
     In June 1997, Fitch raised its long-term debt ratings for GM and GMAC from A- to A, and its preference stock rating on GM from BBB+ to A-. Fitch also affirmed its F-1 commercial paper ratings and revised its outlook for GM and GMAC to stable from improving.
     The long-term debt rating of A by Fitch is the sixth highest within the ten investment grade ratings available. Fitch's A rating is considered to be high credit quality based on the obligor's strong ability to pay interest and repay principal, but may be more vulnerable to adverse changes in economic conditions and circumstances than debt with higher ratings.
     GM's preference stocks and TOPrS(sm) rating of A- is the seventh highest of ten investment grade ratings available and indicates they are considered to be of good quality with both asset protection and coverage of related dividends.
     GM's and GMAC's commercial paper are rated F-1, which is the second highest of four investment grade ratings available and indicates these short-term issues possess very strong credit qualities from holding sufficient liquidity to meet obligations in a timely manner.

-------------------
(sm) "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

DEFERRED INCOME TAXES

     At December 31, 1997, GM's consolidated balance sheet included a net deferred tax asset of approximately $20.3 billion related to net future deductible temporary differences (see Note 6 to the GM consolidated financial statements) in the United States of which approximately $15.5 billion related to the obligation for postretirement benefits other than pensions. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, GM believes that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has carefully considered various factors in assessing the probability of realizing these deferred tax assets including:
     . The operating results of GM-NAO and Delphi over the most recent three year period and overall financial forecasts of book and taxable income for the 1998-2002 period. Further improvements are expected by continuing efforts to maintain GM's competitiveness, including actions relating to reducing material costs through global sourcing and increasing efficiency through lean manufacturing.
     . Operating results of GMAC which generated U.S. pre-tax income of approximately $2.2 billion, $2.1 billion, and $1.8 billion in 1997, 1996, and 1995, respectively.
     . The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that GM does not have, and does not expect to generate in the near future, any significant U.S. federal tax net operating loss carryforwards.
     . The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.
     . The fact that GM has never lost deferred federal tax credits due to the expiration of a U.S. net operating loss carryforward.
     Dividends received from foreign operations for U.S. federal income tax purposes totaled approximately $3 billion, $1.2 billion, and $182 million in 1997, 1996, and 1995, respectively. In 1995, the reduced level of dividends resulted from tax planning strategies related to GM's U.S. net operating loss carryback position - for tax purposes only.

PENSIONS

     At December 31, 1997, GM's total worldwide net unfunded pension position increased to $5.0 billion ($0.5 billion for the U.S. automotive sector's qualified hourly/salary plans and $4.5 billion for all other plans worldwide) from $4.8 billion a year ago ($1.9 billion for the U.S. automotive sector's qualified hourly/salary plans and $2.9 billion for all other plans worldwide). Excluding the impact related to the Hughes Transactions, GM's 1996 total worldwide net unfunded pension liability would have been $6.2 billion
($1.9 billion for the U.S. automotive sector's qualified hourly/salary plans and $4.3 billion for all other plans worldwide). Major factors contributing to the decrease in the unfunded position of the U.S. automotive sector's qualified hourly/salary plans included asset returns in excess of the assumed 10% asset earnings rate and contributions during the year, partially offset by the 50 basis point decrease in the discount rate used to measure the pension obligation at the end of 1997 compared with 1996. During 1997 and 1996 respectively, GM contributed $1.5 billion and $0.8 billion in cash to its U.S. hourly pension plans.
     On an economic basis, GM continues to maintain a fully-funded status for its U.S. hourly and salaried pension plans at December 31, 1997. The economic basis of measuring the U.S. hourly and salaried pension liability differs from the Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions, basis required by GAAP, but GM believes it to be a better measure of GM's ongoing economic exposure for pension obligations and as such uses this as a measure to determine its funding. The economic basis discounts pension liabilities at the long-term asset earnings rate assumption (currently 10.0%) rather than at a year-end market rate as required by SFAS No. 87 (currently 7.0%). In periods of low interest rates, as in the current market environment, the SFAS No. 87 liability will generally exceed the liability calculated on an economic basis, whereas in periods of high interest rates the economic basis liability will generally exceed the SFAS No. 87 liability.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ENVIRONMENTAL MATTERS

     GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup. GM is also in various stages of investigation and remediation for sites where contamination has been alleged.
     The liability for worldwide environmental cleanup was $610 million and $646 million at December 31, 1997 and 1996, respectively. In future periods, new laws or regulations, advances in technologies, additional information about the ultimate remedy selected at new and existing sites, and GM's share of the cost of such remedies could significantly change GM's estimates.
     The process of estimating environmental liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties
(PRPs) at multi-party sites, and the number and financial viability of other
PRPs.
     In 1997, 1996, and 1995, GM expensed $88 million, $94 million, and $134 million, respectively, for environmental investigation, remediation, and waste management. In addition, worldwide capital expenditures, as discussed previously, included $115 million, $122 million, and $133 million in 1997, 1996, and 1995, respectively, for various environmental matters.

EMPLOYMENT AND PAYROLLS

WORLDWIDE EMPLOYMENT AT DECEMBER 31, (in thousands)                       1997             1996             1995
                                                                          ----             ----             ----
   GM-NAO                                                                 237               245              255
   Delphi                                                                 210               179              179
   GMIO                                                                   116               111              103
   GMAC                                                                    21                18               17
   Hughes                                                                  15                86               84
   Other                                                                    9                 8               11
                                                                          ---               ---              ---
      Employees associated with continuing operations                     608               647              649
   Discontinued operations (EDS)                                            -                 -               96
                                                                          ---               ---              ---
      Total                                                               608               647              745
                                                                          ===               ===              ===
Worldwide payrolls - continuing operations (in billions)                $30.4             $29.8            $29.8
U.S. hourly payrolls (in billions) (1)(2)                               $13.5             $13.3            $13.7
Average labor cost per active hour worked - U.S. hourly (1)            $45.06            $44.19           $43.13


---------------------
(1) Excludes EDS, Hughes' and former Hughes' non-automotive employees, Saturn, and NCRS.
(2) Includes employees "at work" (excludes laid-off employees receiving benefits).

FORWARD-LOOKING STATEMENTS

     Following are the principal important factors which may cause actual results to differ materially from those expressed in forward-looking statements made by the managements of GM and Hughes:
     . Changes in economic conditions, currency exchange rates, or political stability in the major markets where GM procures material, components, and supplies for the production of its principal products or where its products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific), including the effects of current economic problems in Asia and political problems in the Far East.
     . Shortages of fuel or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where GM purchases material, components, and supplies for the production of its products or where its products are produced, distributed or sold.
     . Significant changes in the competitive environment in the major markets where GM purchases material, components and supplies for the production of its products or where its products are produced, distributed, or sold.
     . Changes in the laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, distribution or sale of GM products, the cost thereof or applicable tax rates.
     . The ability of GM to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.
     . The ability of GM to achieve the sale of assets held for disposal by Delphi within the timing and revenue levels and upon the terms contemplated by management.
     . With respect to GM's Hughes subsidiary, additional risk factors include: the ability to achieve subscriber growth in its Direct-To-Home businesses, ability to sustain technological competitiveness, failure of planned satellite launches, and access to capital and financial flexibility in order to take advantage of new market opportunities, respond to competitive pressures, and react quickly to other major changes in the marketplace.
                                 * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     General Motors (GM) is exposed to market risk from changes in foreign currency exchange rates, interest rates and certain commodity and equity security prices. In order to manage the risk arising from these exposures, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options.
     A discussion of GM's accounting policies for derivative instruments is included in Note 1 to the GM consolidated financial statements and further disclosure is provided in Notes 10, 11, and 12 to the GM consolidated financial statements.
     GM maintains risk management control systems to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests which assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of sensitivity shifts.

Foreign Currency Exchange Rate Risk
     GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium and France), Australia, Japan and Brazil. As of December 31, 1997, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $1.9 billion. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $190 million.
     The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk
     GM is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. GM enters into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, General Motors Acceptance Corporation (GMAC) and its affiliates have also entered into contracts to provide commercial and retail financing, retain mortgage servicing rights, and to retain various assets related to mortgage securitization. Certain exchange traded future and option contracts, interest rate caps and floors, along with various investments, have been entered into to reduce the interest rate risk related to these activities and manage potential prepayment activity associated with mortgage servicing rights. The GMAC Mortgage Group (GMACMG) manages prepayment risk associated with its capitalized mortgage servicing rights with U.S. Treasury options and futures. Since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights, GM is exposed to basis risk. GMACMG mitigates this risk through a historical review of value change in various interest rate scenarios when establishing and maintaining its hedge program. As of December 31, 1997, the net fair value liability of all financial instruments with exposure to interest rate risk was approximately $1.6 billion. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $257 million.
     The SEC disclosures on market risk requires that all financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, should be included in the quantitative disclosure calculation. Operating leases are not required to be disclosed by SFAS No. 107, and have not been presented as part of the sensitivity analysis. This is a significant limitation to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GM's operating lease portfolio, a corresponding change for GM's operating lease portfolio, which has a book value of $26 billion, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from a hypothetical change in interest rates may be overstated.
     There are certain shortcomings inherent to the sensitivity analyses presented. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates,

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Interest Rate Risk (concluded)
while interest rates on other types of assets may lag behind changes in market rates. Finance receivables are less susceptible to prepayments when interest rates change, while prepayments on many mortgage related instruments are directly affected by a change in interest rates. As such, GM's model does not address prepayment risk for automotive related finance receivables, but does consider prepayment risk for mortgage related instruments that are highly sensitive to prepayment risk. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from assumptions used in the model. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps, that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase.

Commodity Price Risk
     GM enters into commodity forward and option contracts. Such contracts are executed to offset GM's exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value liability of such contracts, excluding the underlying exposures, as of December 31, 1997 was approximately $42 million. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $111 million at December 31, 1997. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
     GM holds investments in various available-for-sale equity securities which are subject to price risk. The fair value of such investments, as of December 31, 1997 was approximately $899 million. The potential change in the fair value of these investments, assuming a 10% change in prices would be approximately $90 million.

Forward-Looking Statements
     The above discussion and the estimated amounts generated from the sensitivity analyses referred to above include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions because the amounts noted previously are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, the forward-looking statements should not be considered projections by GM of future events or losses.


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

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of all executive officers of the Registrant at February 28, 1998 and their positions and offices with the Registrant on that date are as follows:


NAME AND (AGE)                                                  POSITIONS AND OFFICES
--------------                                                  ---------------------
John F. Smith, Jr. (59)                              Chairman of the Board; Chief Executive Officer;
                                                          President; Member, Finance Committee and
                                                          Chairman, The President's Council

Harry J. Pearce (55)                                 Vice Chairman of the Board; Member, The
                                                          President's Council

J. Michael Losh (51)                                 Executive Vice President; Chief Financial
                                                          Officer; Member, The President's Council

G. Richard Wagoner, Jr. (45)                         Executive Vice President; Member, The
                                                          President's Council

Louis R. Hughes (49)                                 Executive Vice President; Member, The
                                                          President's Council

J. T. Battenberg III (54)                            Executive Vice President, Member, The
                                                          President's Council


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

                EXECUTIVE OFFICERS OF THE REGISTRANT - CONCLUDED

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


     Mr. Battenberg has been associated with General Motors since 1961. In 1986, he was appointed product manager for the former Buick-Oldsmobile-Cadillac Group's Flint Automotive Division. He later served as vice president of the division, and then vice president and group executive for the Buick-Oldsmobile-Cadillac Group. He was named Vice President and Group Executive of the former Automotive Components Group (ACG) Worldwide in 1992. Two years later, he was elected a Senior Vice President and President of ACG Worldwide. In July 1995, he was elected Executive Vice President and President of Delphi Automotive Systems (formerly ACG Worldwide).
















                                      III-2

                                     PART IV

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K                                 PAGE
                                                                                                         NUMBER
                                                                                                         ------
(a)   1.     All Financial Statements                                                                 See Part II
      2.     Financial Statement Schedule II - Allowances for the Years Ended December 31,
             1997, 1996, and 1995                                                                         IV-3
      3.     Exhibits (Including Those Incorporated by Reference)


Exhibit
Number

(2)(a)       Agreement and Plan of Merger by and between HE Holdings, Inc. and
               Raytheon Company dated as of January 16, 1997, filed as Exhibit
               2(a) to the Current Report on Form 8-K of General Motors
               Corporation dated January 16, 1997                                                          N/A
(2)(b)       Implementation Agreement by and between General Motors
               Corporation and Raytheon Company dated as of January 16, 1997, filed as Exhibit 2(b) to the Current Report on Form 8-K of
               General Motors Corporation dated January 16, 1997                                           N/A
(2)(c)*      List of Omitted Schedules and Other Attachments, filed as Exhibit
               2(d) to the Current Report on Form 8-K of General Motors
               Corporation dated January 16, 1997                                                          N/A
(2)(d)       Agreement and Plan of Merger by and between General Motors
               Corporation and GM Mergeco Corporation, dated as of October 17,
               1997, included as Appendix A to the Solicitation Statement /
               Prospectus dated as of November 10, 1997, which is a part of the
               Registration Statement on Form S-4 of General Motors Corporation
               (Registration No. 333-37215)                                                                N/A
(3)(a)       Restated Certificate of Incorporation, as amended, filed as
               Exhibit 3(i) to the Current Report on Form 8-K of General Motors
               Corporation dated December 17, 1997, and Amendment to Article
               Fourth of the Certificate of Incorporation Division III -
               Preference Stock, by reason of the Certificates of Designations filed with the Secretary of State of the State of Delaware on September
               14, 1987 and the Certificate of Decrease filed with the Secretary of State of the State of Delaware on September 29, 1987
               (pertaining to the six series of Preference Stock contributed to the General Motors pension trusts), incorporated by reference to
               Exhibit 19 to the Quarterly Report on Form 10-Q of General Motors
               Corporation for the quarter ended June 30, 1990 in the Form SE of
               General Motors Corporation dated August 6, 1990; as further amended by the Certificate of Designations filed with the
               Secretary of State of the State of Delaware on June 28, 1991
               (pertaining to Series A Conversion Preference Stock),
               incorporated by reference to Exhibit 4(a) to Form S-8
               Registration Statement No. 33-43744 in the Form SE of General
               Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on December 9, 1991 (pertaining to
               Series B 9-1/8% Preference Stock), incorporated by reference to
               Exhibit 4(a) to Form S-3 Registration Statement No. 33-45216 in
               the Form SE of General Motors Corporation dated January 27, 1992;
               as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on February 14,
               1992 (pertaining to Series C Convertible Preference Stock), incorporated by reference to Exhibit (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for the year ended
               December 31, 1991 in the Form SE of General Motors Corporation
               dated March 20, 1992; as further amended by the Certificate of
               Designations filed with the Secretary of State of the State of
               Delaware on July 15, 1992 (pertaining to Series D 7.92%
               Preference Stock), incorporated by reference to Exhibit 3(a)(2)
               to the Quarterly Report on Form 10-Q of General Motors
               Corporation for the quarter ended June 30, 1992 in the Form SE of
               General Motors Corporation dated August 10, 1992; and as further amended by the Certificate of Designations filed with the
               Secretary of State of the State of Delaware on December 15, 1992
               (pertaining to Series G 9.12% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No.
               33-49309 in the Form SE of General Motors Corporation dated
               January 25, 1993.                                                                           N/A


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT                                                                                                  PAGE
NUMBER                                                                                                 NUMBER
------                                                                                                 ------
(3)(b)       By-Laws, as amended, filed as Exhibit 3(ii) to the Current Report
               on Form 8-K of General Motors Corporation dated March 2, 1998.                             N/A
(4)(a)       Form of Indenture relating to the $500,000,000 8-1/8% Debentures
               Due April 15, 2016 dated as of April 1, 1986 between General
               Motors Corporation and Citibank, N.A., Trustee, incorporated by reference to Exhibit 4 to Amendment No. 1 to Form S-3
               Registration Statement No. 33-4452 and resolutions adopted by the
               Special Committee on April 15, 1986, incorporated by reference to
               Exhibit 4(a) to the Current Report on Form 8-K of General Motors
               Corporation dated April 24, 1986.                                                          N/A
(4)(b)       Form of Indenture relating to the $700,000,000 9-5/8% Notes Due
               December 1, 2000 and the $1,400,000,000 Medium-Term Note Program
               dated as of November 15, 1990 between General Motors Corporation and Citibank, N.A., Trustee, incorporated by reference to Exhibit
               4(a) to Form S-3 Registration Statement No. 33-37737.                                      N/A
(4)(c)       Form of Indenture relating to the $377,377,000 7.75% Debentures
               Due March 15, 2036 dated as of December 7, 1995 between General
               Motors Corporation and Citibank, N.A., Trustee, filed as Exhibit
               4(a) to Amendment No. 1 to Form S-3 Registration Statement No.
               33-64229.                                                                                  N/A
(4)(d)       Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such
               instrument to the Commission upon request.                                                 N/A
(4)(e)(i)    Amended and Restated Declaration of Trust of General Motors
               Capital Trust D, incorporated by reference to Exhibit 4(c)(i) to the Current Report on Form 8-K of General Motors Corporation
               dated July 1, 1997.                                                                        N/A
(4)(e)(ii)   Amended and Restated Declaration of Trust of General Motors
               Capital Trust G, incorporated by reference to Exhibit 4(c)(ii) to the Current Report on Form 8-K of General Motors Corporation
               dated July 1, 1997.                                                                        N/A
4(f)(i)      Indenture between General Motors Corporation and Wilmington Trust
               Company, incorporated by reference to Exhibit 4(d)(i) to the
               Current Report on Form 8-K of General Motors Corporation dated
               July 1, 1997.                                                                              N/A
4(f)(ii)     First Supplemental Indenture between General Motors Corporation and Wilmington Trust Company With Respect To The Series D Junior
               Subordinated Debentures, incorporated by reference to Exhibit
               4(d)(ii) to the Current Report on Form 8-K of General Motors
               Corporation dated July 1, 1997.                                                            N/A
4(f)(iii)    Second Supplemental Indenture between General Motors Corporation and Wilmington Trust Company With Respect To The Series G Junior
               Subordinated Debentures, incorporated by reference to Exhibit
               4(d)(iii) to the Current Report on Form 8-K of General Motors
               Corporation dated July 1, 1997.                                                            N/A
4(g)(i)      Series D Preferred Securities Guarantee Agreement, General Motors
               Capital Trust D, incorporated by reference to Exhibit 4(g)(i) to the Current Report on Form 8-K of General Motors Corporation
               dated July 1, 1997.                                                                        N/A
4(g)(ii)     Series G Preferred Securities Guarantee Agreement, General Motors
               Capital Trust G, incorporated by reference to Exhibit 4(g)(ii) to the Current Report on Form 8-K of General Motors Corporation
               dated July 1, 1997.                                                                        N/A
(10)(a)**    General Motors Amended 1987 Stock Incentive Plan, incorporated by reference to
               Exhibit A to the Proxy Statement of General Motors Corporation
               dated April 13,1992                                                                        N/A
(10)(b)**    General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
               Corporation dated April 16, 1982.                                                          N/A
(10)(c)**    General Motors 1987 Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
               Corporation dated April 17,1987                                                            N/A
(10)(d)**    General Motors 1992 Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of General Motors
               Corporation dated April 13,1992                                                            N/A
(12)         Computation of Ratios of Earnings to Fixed Charges for the
               Years Ended December 31, 1997, 1996, and 1995.                                             IV-7


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K (CONCLUDED)

EXHIBIT                                                                                                   PAGE
NUMBER                                                                                                   NUMBER
------                                                                                                   ------
(21)         Subsidiaries of the Registrant as of December 31, 1997                                        IV-8
(23)         Consent of Independent Auditors                                                               IV-15
(99)         Hughes Electronics Corporation and Subsidiaries Consolidated
               Financial Statements and Management's Discussion and Analysis                               IV-16
(27)         Financial Data Schedule (for SEC information only)                                            N/A

---------------------

* The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.
**   Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

     Five reports on Form 8-K, dated October 6, 1997, October 13, 1997, November
       21, 1997, November 24, 1997, and December 17, 1997 were filed during the quarter ended December 31, 1997 reporting matters under Item 5, Other Events.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SCHEDULE II - ALLOWANCES

                                                                         Additions          Additions
                                                          Balance at    charged to          charged to
                                                          beginning      costs and           other                     Balance at
                                                           of year        expenses          accounts      Deductions   end of year
                                                           -------        --------          --------      ----------   -----------
Description                                                            (Dollars in Millions)
FOR THE YEAR ENDED DECEMBER 31, 1997
Allowances Deducted from Assets
   Finance receivables (unearned income)                    $3,547            $-             $3,124        $3,287           $3,384
   Allowance for financing losses                              922           523                 62(a)        604(b)           903
   Accounts and notes receivable (for doubtful
      receivables)                                             151            41                 41(a)         52(b)           181
   Inventories (principally for obsolescence of
      service parts)                                           303             -                  -            44(c)           259
   Other investments and miscellaneous assets
      (receivables and other)                                   12             -                  1             -               13
   Miscellaneous allowances (mortgage)                         138           106                  6            48              202
                                                             -----           ---              -----         -----            -----
         Total Allowances Deducted from Assets              $5,073          $670             $3,234        $4,035           $4,942
                                                             =====           ===              =====         =====            =====

FOR THE YEAR ENDED DECEMBER 31, 1996
Allowances Deducted from Assets
   Finance receivables (unearned income)                    $3,922            $-             $2,949        $3,324           $3,547
   Allowance for financing losses                              808           669                116(a)        671(b)           922
   Accounts and notes receivable (for doubtful
      receivables)                                             138            49                  9(a)         45(b)           151
   Inventories (principally for obsolescence of
      service parts)                                           229            74(c)               -             -              303
   Other investments and miscellaneous assets
      (receivables and other)                                   33             1                  -            22               12
   Miscellaneous allowances (mortgage)                          59            99                 31            51              138
                                                             -----           ---              -----         -----            -----
         Total Allowances Deducted from Assets              $5,189          $892             $3,105        $4,113           $5,073
                                                             =====           ===              =====         =====            =====

FOR THE YEAR ENDED DECEMBER 31, 1995
Allowances Deducted from Assets
   Finance receivables (unearned income)                    $3,310            $-             $3,617        $3,005           $3,922
   Allowance for financing losses                              693           449                 88(a)        422(b)           808
   Accounts and notes receivable (for doubtful
      receivables)                                             187            25                  1(a)         75(b)           138
   Inventories (principally for obsolescence of
      service parts)                                           178            51(c)               -             -              229
   Other investments and miscellaneous assets
      (receivables and other)                                   32             -                  1             -               33
   Miscellaneous allowances (insurance and
      mortgage)                                                 36            36                  -            13               59
                                                             -----           ---              -----         -----            -----
         Total Allowances Deducted from Assets              $4,436          $561             $3,707        $3,515           $5,189
                                                             =====           ===              =====         =====            =====

---------------------
Notes:   (a) Primarily reflects the recovery of accounts previously written-off.
         (b) Accounts written off.
         (c) Represents net change of inventory allowances.
Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          (Registrant)

Date:  March 2, 1998               By
                                          /s/JOHN F. SMITH, JR.
                                          -----------------------------------
                                                (John F. Smith, Jr.
                                          Chairman of the Board of Directors,
                                             Chief Executive Officer,
                                                and President)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 2nd day of March 1998 by the following persons on behalf of the Registrant and in the capacities indicated.


         Signature                             Title
         ---------                             -----

/s/JOHN F. SMITH, JR.             Chairman of the Board of Directors,
----------------------            Chief Executive Officer, and President
(John F. Smith, Jr.)

/s/HARRY J. PEARCE                Vice Chairman of the Board of
----------------------            Directors
(Harry J. Pearce)


/s/J. MICHAEL LOSH                Executive Vice President           )
----------------------            and Chief Financial Officer        )
(J. Michael Losh)                                                    )Principal
                                                                     )Financial
/s/ERIC A. FELDSTEIN                                                 )Officers
----------------------            Vice President and Treasurer       )
(Eric A. Feldstein)                                                  )


/s/WALLACE W. CREEK               Comptroller                        )
----------------------                                               )Principal
(Wallace W. Creek)                                                   )Accounting
                                                                     )Officers
/s/PETER R. BIBLE                 Chief Accounting Officer           )
----------------------                                               )
(Peter R. Bible)                                                     )



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - CONCLUDED


        SIGNATURE                                                       TITLE
        ---------                                                       -----


/s/ANNE L. ARMSTRONG                                                   Director
--------------------
 (Anne L. Armstrong)

/s/PERCY BARNEVIK                                                      Director
--------------------
 (Percy Barnevik)

/s/JOHN H. BRYAN                                                       Director
--------------------
 (John H. Bryan)

/s/THOMAS E. EVERHART                                                  Director
--------------------
 (Thomas E. Everhart)

/s/CHARLES T. FISHER, III                                              Director
--------------------
 (Charles T. Fisher, III)

/s/GEORGE M. C. FISHER                                                 Director
--------------------
 (George M. C. Fisher)

/s/KAREN KATEN                                                         Director
--------------------
 (Karen Katen)

/s/J. WILLARD MARRIOTT, JR.                                            Director
--------------------
 (J. Willard Marriott, Jr.)

/s/ANN D. MCLAUGHLIN                                                   Director
--------------------
 (Ann D. McLaughlin)

/s/ECKHARD PFEIFFER                                                    Director
--------------------
 (Eckhard Pfeiffer)

/s/JOHN G. SMALE                                                       Director
--------------------
 (John G. Smale)

/s/LOUIS W. SULLIVAN                                                   Director
--------------------
 (Louis W. Sullivan)

/s/DENNIS WEATHERSTONE                                                 Director
--------------------
 (Dennis Weatherstone)

/s/THOMAS H. WYMAN                                                     Director
--------------------
 (Thomas H. Wyman)

