Form 10-K/A
period 1997-12-31
GENERAL MOTORS CORP
filed 1998-03-26
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549-1004
                                  FORM 10-K/A

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
    1934
                 For the fiscal year ended December 31, 1997

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

        For the transition period from ------------ to -------------


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


                                                 Name of Each Exchange on
             Title of Each Class                     Which Registered
Common, $1-2/3 par value (678,564,579 shares
  outstanding as of February 28, 1998)           New York Stock Exchange, Inc.
Class H Common, $0.10 par value (104,368,924
  shares outstanding as of February 28, 1998)    New York Stock Exchange, Inc.
Preference, $0.10 par value, Series B
  9-1/8% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (20,020,586 depositary shares outstanding
  as of February 28, 1998)                       New York Stock Exchange, Inc.
Preference, $0.10 par value, Series D
  7.92% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (3,014,654 depositary shares outstanding
  as of February 28, 1998)                       New York Stock Exchange, Inc.
Preference, $0.10 par value, Series G
  9.12% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (5,015,410 depositary shares outstanding
  as of February 28, 1998)                       New York Stock Exchange, Inc.
General Motors Capital Trust D 8.67% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series D (3,149,748 shares outstanding as of
  February 28, 1998)                             New York Stock Exchange, Inc.
General Motors Capital Trust G 9.87% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series G (5,221,123 shares outstanding as of
  February 28, 1998)                             New York Stock Exchange, Inc.






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

Documents incorporated by reference are as follows:
                                                Part and Item Number of Form
Document                                        10-K into Which Incorporated

General Motors Notice of Annual Meeting of
  Stockholders  and Proxy Statement for
  the Annual Meeting of  Stockholders
  to be held June 1, 1998                        Part III, Items 10
                                                 through 13


sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.


























                                   COVER PAGE

                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549-1004

                                  FORM 10-K/A
                              AMENDMENT TO REPORT
                        FILED PURSUANT TO SECTION 13 OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           GENERAL MOTORS CORPORATION
               (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1


    The undersigned registrant hereby amends Exhibit 99 to its 1997 Annual Report on Form 10-K ("Form 10-K") to update the Independent Auditors' Report on page IV-17 to include the typed signature of Deloitte & Touche LLP, independent auditors, as part of such Form 10-K.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       General Motors Corporation
                                              (Registrant)


                                   By:  /s/Peter R. Bible
                                        (Peter R. Bible, Chief Accounting
                                         Officer)

Date:  March 26, 1998

































                                     -1-