Form 10-Q
period 1998-03-31
GENERAL MOTORS CORP
filed 1998-05-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended March 31, 1998


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

         As of March 31, 1998, there were outstanding 668,384,434 shares of the issuer's $1-2/3 par value common stock and 104,637,585 shares of Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three Months
            Ended March 31, 1998 and 1997                                3

           Consolidated Balance Sheets as of March 31, 1998,
            December 31, 1997 and March 31, 1997                         4

           Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997                   5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   12

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            25

   Item 6. Exhibits and Reports on Form 8-K                             26

Signature                                                               26

Exhibit 99 Hughes Electronics Corporation Financial Statements
            and Management's Discussion and Analysis of
            Financial Condition and Results of Operations               27

Exhibit 27 Financial Data Schedule (for SEC information only)

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                         (Dollars in Millions
                                                      Except Per Share Amounts)

Net sales and revenues
Manufactured products                                   $36,560     $37,440
Financial services                                        3,161       3,197
Other income (Note 9)                                     1,850       1,604
                                                        -------     -------
    Total net sales and revenues                         41,571      42,241
                                                         ------      ------

Costs and expenses
Cost of sales and other operating charges,
   exclusive of items listed below                       30,357      31,110
Selling, general and administrative expenses              3,742       3,591
Depreciation and amortization expenses                    2,907       3,065
Interest expense                                          1,630       1,461
Other deductions (Note 9)                                   513         248
                                                        -------     -------
    Total costs and expenses                             39,149      39,475
                                                         ------      ------

Income before income taxes and minority interests         2,422       2,766
Income taxes                                                808         989
Minority interests                                          (10)         19
                                                         ------      ------
   Net income                                             1,604       1,796
Dividends on preference stocks                               16          20
                                                         ------      ------
   Earnings on common stocks                             $1,588      $1,776
                                                          =====       =====

Basic earnings per share attributable to common stocks
   (Note 8)
Earnings per share attributable to $1-2/3 par value        $2.31       $2.30
Earnings per share attributable to Class H (prior to
   its recapitalization on December 17, 1997)                 $-       $0.59
Earnings per share attributable to Class H (subsequent to
   its recapitalization on December 17, 1997)              $0.13          $-

Diluted earnings per share attributable to common stocks
   (Note 8)
Earnings per share attributable to $1-2/3 par value        $2.27       $2.28
Earnings per share attributable to Class H (prior to
   its recapitalization on December 17, 1997)                 $-       $0.59
Earnings per share attributable to Class H (subsequent
   to its recapitalization on December 17, 1997)           $0.13          $-


Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                              March 31,              March 31,
                                                1998      Dec. 31,     1997
                                            (Unaudited)     1997    (Unaudited)
                                                  (Dollars in Millions)

                                    ASSETS

  Cash and cash equivalents                   $11,498     $11,262    $10,061
  Other marketable securities                  10,216      11,722     10,387
                                               ------      ------     ------
    Total cash and marketable securities       21,714      22,984     20,448

  Finance receivables - net                    63,288      58,870     62,202
  Accounts and notes receivable
     (less allowances)                          9,553       7,493      6,976
  Inventories (less allowances) (Note 2)       12,923      12,102     12,851
  Deferred income taxes                        22,493      22,478     20,138
  Equipment on operating leases (less
      accumulated depreciation)                33,772      33,302     30,127
  Property - net (Note 3)                      35,240      34,567     37,004
  Intangible assets - net                      11,457      11,469     12,737
  Other assets - net                           25,593      25,623     23,576
                                             --------    --------   --------
      Total assets                           $236,033    $228,888   $226,059
                                              =======     =======    =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Accounts payable (principally trade)        $16,426    $15,782    $14,014
  Notes and loans payable                      98,262     93,027     88,111
  Deferred income taxes                         3,131      2,923      3,686
  Postretirement benefits other than
      pensions (Note 4)                        41,532     41,168     43,607
  Pensions                                      7,324      7,043      7,814
  Accrued expenses and other liabilities       51,606     50,490     45,918
                                             --------   --------   --------
      Total liabilities                       218,281    210,433    203,150
                                              -------    -------    -------

  Minority interests                              740        727        104
  General Motors - obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts holding solely
    junior subordinated debentures of
    General Motors (Note 5)
      Series D                                     79         79          -
      Series G                                    143        143          -

Stockholders' equity
  Preference stocks                                 1          1          1
  Common stocks
    $1-2/3 par value (Note 6; issued,
      669,314,625; 693,456,394; and
      729,805,298 shares)                       1,116      1,156      1,216
    Class H (issued, 101,108,669 shares)            -          -         10
    Class H (issued, 104,769,861, and
    103,885,803 shares)                            10         10          -
  Capital surplus (principally additional
    paid-in capital)                           13,786     15,369     17,689
  Retained earnings                             6,664      5,416      7,511
                                              -------    -------    -------
      Subtotal                                 21,577     21,952     26,427
  Minimum pension liability adjustment         (4,062)    (4,062)    (3,490)
  Accumulated foreign currency translation
      adjustments                              (1,264)      (888)      (475)
  Net unrealized gains on securities              539        504        343
                                                -----      -----      -----
      Accumulated other comprehensive loss     (4,787)    (4,446)    (3,622)
      Total stockholders' equity               16,790     17,506     22,805
                                               ------     ------     ------
      Total liabilities and stockholders'
         equity                              $236,033   $228,888   $226,059
                                              =======    =======    =======


Reference should be made to the notes to consolidated financial statements.


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                        1998          1997
                                                       (Dollars in Millions)


Net cash provided by operating activities               $5,973         $4,097
                                                         -----          -----

Cash flows from investing activities
  Expenditures for property                             (2,327)        (1,807)
  Investments in other marketable securities
      - acquisitions                                    (5,758)       (11,603)
  Investments in other marketable securities
      - liquidations                                     7,300         10,107
  Finance receivables - acquisitions                   (41,800)       (37,475)
  Finance receivables - liquidations                    32,544         26,848
  Proceeds from sales of finance receivables             5,143          5,538
  Operating leases - acquisitions                       (5,127)        (5,527)
  Operating leases - liquidations                        3,493          4,124
  Other                                                   (905)           512
                                                        ------         ------
Net cash used in investing activities                   (7,437)        (9,283)
                                                         -----          -----

Cash flows from financing activities
  Net increase in loans payable                          1,526          2,484
  Increase in long-term debt                             6,428          4,207
  Decrease in long-term debt                            (4,127)        (3,329)
  Proceeds from issuing common stocks                      233            206
  Repurchases of common stocks                           (1,911)       (1,761)
  Cash dividends paid to stockholders                     (357)          (422)
                                                        ------         ------
Net cash provided by financing activities                1,792          1,385
                                                         -----          -----

Effect of exchange rate changes on cash and
   cash equivalents                                        (92)          (201)
                                                        ------         ------
Net increase (decrease) in cash and cash equivalents       236         (4,002)
Cash and cash equivalents at beginning of the period    11,262         14,063
                                                        ------         ------
Cash and cash equivalents at end of the period         $11,498        $10,061
                                                        ======         ======


Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the "Corporation") and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation, prior to the December 17, 1997 restructuring of the company (hereinafter referred to as "former Hughes") and subsequent to the December 17, 1997 restructuring of the company (hereinafter referred to as "Hughes") (collectively referred to as "General Motors" or "GM"). In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the GM 1997 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.
   Certain amounts for 1997 were reclassified to conform with the 1998 classifications.

Note 2.  Inventories

   Inventories included the following (in millions):
                                               March 31,   Dec. 31,  March 31,
                                                   1998      1997      1997

Productive material, work in process,
   and supplies                                $7,637     $7,023     $7,896
Finished product, service parts, etc.           7,554      7,347      7,294
                                              -------    -------    -------
  Total inventories at FIFO                    15,191     14,370     15,190
   Less LIFO allowance                          2,268      2,268      2,339
                                              -------    -------    -------
     Total inventories (less allowances)      $12,923    $12,102    $12,851
                                               ======     ======     ======

Note 3.  Property - Net

   Property - net included the following (in millions):
                                              March 31,   Dec. 31,  March 31,
                                                1998       1997      1997

Real estate, plants, and equipment            $70,216    $69,680    $69,191
Less accumulated depreciation                 (42,166)   (41,915)   (41,037)
                                              -------     ------     ------
  Real estate, plants, and equipment - net     28,050     27,765     28,154
  Special tools - net                           7,190      6,802      8,850
                                              -------    -------    -------
    Total property - net                      $35,240    $34,567    $37,004
                                               ======     ======     ======

Note 4.  Postretirement Benefits Other Than Pensions

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 5.  Preferred Securities of Subsidiary Trusts

General Motors - Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
   In July 1997, the General Motors Capital Trust D (Series D Trust) issued approximately $79 million of its 8.67% Trust Originated Preferred Securitiessm (TOPrSsm) Series D, (Series D Preferred Securities), in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital Trust G (Series G Trust) issued approximately $143 million of its 9.87% TOPrS, Series G (Series G Preferred Securities), in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (Trusts) of the common securities of such Trusts, which represent approximately 3 percent of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Series D Trust's sole assets its 8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 and as the Series G Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($79 million with respect to the Series D Debentures and $131 million with respect to the Series G Debentures).
   The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal amount of the Series D Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to August 1, 1999, at a redemption price equal to 105% of the outstanding principal of the Series D Debentures from the Series D expiration date through July 31, 1998, declining ratably on each August 1 thereafter to 100% on August 1, 1999, plus accrued and unpaid interest. The Series D Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series D Debentures.
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets therefore, GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.

sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 6.  Common Stock Repurchases

   During the three months ended March 31, 1998, GM used $1.6 billion to acquire approximately 24 million shares of $1-2/3 par value common stock, which completed the second $2.5 billion stock repurchase program announced in August 1997 and represented approximately 8 percent of the $4 billion stock repurchase program announced in February 1998. GM also used approximately $346 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during the three months ended March 31, 1998.

Note 7.  Comprehensive Income

   GM adopted  Statement  of  Financial  Accounting  Standards  (SFAS) No.  130,
Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income and its components in an annual financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity report a total for comprehensive income in condensed financial statements of interim periods.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 7.  Comprehensive Income (concluded)

   GM's total comprehensive income was as follows (in millions):
                                                            Three Months Ended
                                                                March 31,
                                                             1998        1997

Net income                                                 $1,604      $1,796
Other comprehensive (loss) income:
  Foreign currency translation adjustments                   (376)       (362)
  Unrealized gains (losses) on securities                      35         (80)
                                                             ----        ----
    Other comprehensive loss                                 (341)       (442)
                                                            -----       -----
   Total comprehensive income                              $1,263      $1,354
                                                            =====       =====

Note 8.  Earnings Per Share Attributable to Common Stocks

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

                                                            Three Months Ended
                                                                March 31,
                                                             1998        1997
Earnings attributable to common stocks
  Earnings attributable to $1-2/3 par value                $1,574      $1,717
                                                            -----       -----
  Earnings attributable to Class H (prior to
    its recapitalization on December 17, 1997)                $ -         $59
                                                               --          --
  Earnings attributable to Class H (subsequent
    to its recapitalization on December 17, 1997)             $14         $ -
                                                               --          --

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of former Hughes and Hughes for the respective period.
   Earnings attributable to Class H common stock for the three months ended March 31, 1998 represent the ASCNI of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the quarter (104 million) and the denominator of which was 400 million.
   Earnings attributable to Class H common stock for the three months ended March 31, 1997 represent the ASCNI of former Hughes. The ASCNI of former Hughes was determined quarterly in amounts equal to the separate consolidated net income of former Hughes for the respective quarter, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the quarter (100 million) and the denominator of which was 400 million.
   The denominator used in determining the ASCNI of former Hughes was adjusted from time-to-time as deemed appropriate by GM's Board of Directors (GM Board) to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from former Hughes. The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)
   The  reconciliation of the amounts used in the basic and diluted earnings per share  computations  for net income was as follows (in millions except per share amounts):
                                                                 Class H Common Stock -         Class H Common Stock -
                                                             Prior to its recapitalization    Subsequent to its recapitalization
                              $1-2/3 Par Value Common Stock       on December 17,1997            On December 17, 1997
                              -----------------------------  -----------------------------    ---------------------------------
                                               Per Share                        Per Share                      Per Share
                              Income   Shares   Amount      Income     Shares    Amount      Income   Shares    Amount
Three Months Ended March 31, 1998

Net income                   $1,590                                                            $14
Less:Dividends on preference
   stocks                        16                                                              -
                              -----                                                            ----
Basic EPS
  Net income available to
    common stockholders       1,574      682    $2.31                                           14      104     $0.13
                                                 ----                                                            ----
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        -       11                                                     -        5
                             ------    -----                                                   ---     ----
Diluted EPS
  Adjusted net income
   available to
   common stockholders       $1,574      693    $2.27                                          $14      109     $0.13
                              =====      ===     ====                                           ==      ===      ====

Three Months Ended March 31, 1997

Net income                   $1,737                           $59
Less:Dividends on preference
   stocks                        20                             -
                              -----                          ----
Basic EPS
  Net income available to
    common stockholders       1,717      747    $2.30          59         100    $0.59
                                                 ----                             ----
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options       (2)       5                    2           3
                              -----     ----                -----        ----
Diluted EPS
  Adjusted net income
   available to
   common stockholders       $1,715      752    $2.28         $61         103    $0.59
                              =====      ===     ====          ==         ===     ====



                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                (Unaudited)

Note 9.  Other Income and Other Deductions

  Other income and other deductions consisted of the following (in millions):
                                                           Three Months Ended
                                                               March 31,
                                                             1998       1997
Other income
  Nonfinancing interest                                      $572       $466
  Insurance premiums                                          369        255
  Claims and commissions                                      134        121
  Income from sales of receivables programs                   107        128
  Mortgage servicing and processing fees                      182        171
  Insurance capital and investment gains                      148        137
  Mortgage investment and other income                        236        130
  VW Settlement (1)                                             -         88
  Equity in net (losses) earnings of associates                (5)        23
  Other                                                       107         85
                                                            -----     ------
    Total other income                                     $1,850     $1,604
                                                            =====      =====

Other deductions
  Provision for financing losses                             $101       $130
  Insurance losses and loss adjustment expenses               257        139
  Other                                                       155        (21)
                                                              ---       ----
    Total other deductions                                   $513       $248
                                                              ===        ===

(1) During 1997, an agreement with Volkswagen A.G. (VW) that settled a civil lawsuit GM brought against VW resulted in a pre-tax gain of $88 million, after deducting certain legal expenses ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock).

Note 10.  Segment Reporting

   GM adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements.

Operating Segments(a):
                         GM-NAO     Delphi(b)GMIO      GMAC     Hughes(c) Other     Total
For the Three Months Ended:                                  (in millions)
March 31, 1998
Net sales and revenues from
  external customers    $25,085    $1,518   $7,935     $  -     $1,285     $604   $36,427
Intersegment net sales
  and revenues              804     6,105      215        -          6   (7,130)        -
                         ------     -----   ------      ---   --------    -----   -------
Total net sales
  and revenues          $25,889    $7,623   $8,150     $  -     $1,291  $(6,526)  $36,427
                         ======     =====    =====      ===      =====    =====    ======

Net income (loss) (d)      $826      $263     $160     $349        $54     $(48)   $1,604
Segment assets (e)      $67,946   $22,924  $24,537     $  -    $12,461   $6,182  $134,050

March 31, 1997
Net sales and revenues from
  external customers    $24,659    $1,205   $8,199     $  -     $2,766     $628   $37,457
Intersegment net sales
  and revenues              200     5,459       84        -      1,362   (7,105)        -
                         ------     -----    -----      ---      -----    -----    ------
Total net sales
  and revenues          $24,859     6,664   $8,283     $  -     $4,128  $(6,477)  $37,457
                         ======     =====    =====      ===      =====    =====    ======

Net income (loss) (d)      $764      $180     $317     $372       $235     $(72)   $1,796
Segment assets (e)      $65,862   $21,508  $24,624     $  -    $14,049   $9,969  $136,012

See notes on next page.

                                                          - 10 -

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Note 10:  Segment Reporting (concluded)

(a)Calculated with financing and insurance operations on an equity basis, which is the basis upon which such operations are evaluated.
(b)Includes Delco Electronics Corporation's assets as of March 31, 1998 and operating results for the period ended March 31, 1998.
(c)Represents Hughes and former Hughes for the period ended March 31, 1998 and 1997, respectively.
(d)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million and $31 million, for 1998 and 1997, respectively, related to GM's acquisition of Hughes
   Aircraft  Company.  Such  amortization was allocated to
   GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(e)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $442 million and $2,693 million, for 1998 and 1997, respectively, related to GM's acquisition of Hughes Aircraft Company. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

Note 11.  Contingent Matters

   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the Court of Appeals for the Federal Circuit (CAFC) affirmed its previous decision in the Williams case and its award of $114 million in damages. The CAFC ruled that the conclusions reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. On or before May 24, 1998 the U.S. Government may petition the CAFC for a rehearing. Hughes is unable to estimate the duration of any appeal effort on behalf of the U.S. Government. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this issue could result in a gain that would be material to the earnings of GM attributable to Class H common stock.
   GM is subject to potential liability under government-regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations, and under these claims and actions, was not determinable at March 31,1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial statements.




                                 * * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in the General Motors (GM) 1997 Annual Report on Form 10-K, as amended, (the "1997 Form 10-K"), the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1997, included as Exhibit 99 to the 1997 Form 10-K, the GMAC Annual Report on Form 10-K for the period ended December 31, 1997, the Hughes consolidated financial statements and MD&A for the period ended March 31, 1998, included as Exhibit 99 to this GM Quarterly Report on Form 10-Q for the period ended March 31, 1998, and the GMAC Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as basic.
   The disaggregated financial results for GM's automotive sectors (GM's North American Operations (GM-NAO), Delphi Automotive Systems (Delphi) and GM's International Operations (GMIO)) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different. Net profit margins presented in the MD&A represent net income as a percentage of net sales and revenues.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO Financial Highlights
                                                  Three Months Ended
                                                       March 31,
                                                   1998        1997
                                                 (Dollars in Millions)

Net sales and revenues                           $25,889    $24,859
                                                  ------     ------

Pre-tax income                                     1,202      1,127
Income tax expense                                   379        378
Earnings of nonconsolidated affiliates                 3         15
                                                   -----       ----
    Net income                                      $826       $764
                                                     ===        ===

    Net profit margin                                3.2%       3.1%


Vehicle Unit Deliveries of Cars and Trucks - GM-NAO
                                           Three Months Ended March 31,
                                    1998                         1997
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                                            (Units in Thousands)
United States
  Cars                    1,873     571    30.5%         2,026    639     31.5%
  Trucks                  1,748     523    29.9%         1,693    484     28.6%
                           ----- ------                  -----  -----
    Total United States   3,621   1,094    30.2%         3,719  1,123     30.2%
Canada and Mexico           450     129    28.7%           383    121     31.6%
                          -----  ------                 ------ ------
    Total North America   4,071   1,223    30.0%         4,102  1,244     30.3%
                          =====   =====                  =====  =====

Wholesale Sales - GM-NAO
  Cars                              662                           786
  Trucks                            675                           616
                                 ------                        ------
    Total                         1,337                         1,402
                                  =====                         =====


GM-NAO Financial Review

   GM-NAO reported net income of $826 million for the 1998 first quarter compared with $764 million in the prior year quarter. The improvement in 1998 first quarter net income was primarily due to a favorable product mix, continued improvements in the cost and profitability of new vehicles, and material cost reductions, partially offset by higher retail incentives.
   Net sales and revenues for the 1998 first quarter were $25.9 billion, which represented an increase of approximately $1 billion or 4.1% compared with the prior year quarter. The increase in net sales and revenues primarily resulted from a favorable mix related to new vehicles and higher truck production (increase of 57,000 trucks over first quarter 1997).
   Pre-tax income in the first quarter of 1998 increased by $75 million compared with the prior year quarter primarily due to a favorable product mix from higher truck production, lower manufacturing costs, and material cost reductions. Partially offsetting the increase in pre-tax income was a combination of lower total vehicle production volume and higher retail incentives in an increasingly competitive market.
   GM vehicle unit deliveries in North America were 1,223,000 units, which represented a market share of 30.0% in the 1998 first quarter compared with 30.3% in the prior year quarter.

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Highlights
                                                  Three Months Ended
                                                       March 31,
                                                    Adjusted  Reported
                                             1998(1) 1997(1)    1997
                                                 (Dollars in Millions)

Net sales and revenues                       $7,623   $7,995   $6,664
                                              -----    -----    -----

Pre-tax income                                  376      371      237
Income tax expense                              120      123       72
Minority interests                                -        1        1
Earnings of nonconsolidated affiliates            7       15       14
                                              -----     ----     ----
    Net income                                 $263     $264     $180
                                                ===      ===      ===

    Net profit margin                           3.5%     3.3%      2.7%
-----------------------

(1) Amounts have been adjusted to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occured in December 1997. The 1998 and adjusted 1997 amounts include the results of Delco Electronics (Delco).

Delphi Financial Review

   Delphi reported net income of $263 million for the 1998 first quarter compared with $264 million of income in the adjusted prior year quarter. First quarter 1997 included a plant closing charge of $50 million after-tax related to the announcement that Delphi Interior and Lighting Systems would cease production at its Trenton, NJ plant.
   Net sales and revenues for the 1998 first quarter were $7.6 billion, which represented a decrease of $372 million or 4.7% compared with the adjusted prior year quarter. The decrease was primarily due to significant pricing concessions to original equipment manufacturers (OEM's) and volume reductions at GM-NAO, along with the negative impact of foreign currency exchange, primarily related to the Latin American and Asia-Pacific economic downturn. Including total sales from nonconsolidated joint ventures and adjusting for the addition of Delco, Delphi's 1998 first quarter sales to customers outside the GM-NAO vehicle groups increased approximately 2 percentage points compared to the 1997 first quarter and represented approximately 34% of total sales.
   Pre-tax income in the first quarter of 1998 increased by $5 million compared with the adjusted prior year quarter of $371 million. 1997 earnings included an $80 million pre-tax charge for the closing of the Trenton, NJ plant. Excluding the impact of the plant closing charge, Delphi's adjusted pretax income decreased by $75 million primarily due to lower production volumes at GM-NAO during the first quarter of 1998 and the impact of the economic downturn in Asia and Latin America, partially offset by decreased manufacturing and material costs.
   Delphi is the principal supplier of automotive components and systems to GM-NAO. Delphi's sales of automotive components and systems today is highly dependent on GM's production of vehicles in North America, the level of Delphi-supplied content per GM-NAO vehicle, the price of such automotive components and systems, and the competitiveness of Delphi's product offerings. Delphi's strategy is to minimize its dependence on GM-NAO sales by growing its automotive components and systems sales globally and by expanding its non-GM-NAO sales base in North America. In addition, the global automotive components and systems market is highly competitive which has led Delphi to refine its strategy to focus on profitable growth, as well as increased market share through technology leadership, quality, cost control and responsiveness. Additionally, as the integration of Delco and Delphi proceeds and Delphi establishes the competitiveness of its combined operations, GM will be evaluating the relevant business considerations and interests of GM stockholders relating to these operations including consideration of a possible future public offering of some portion of the business operations formed by the combination of Delphi and Delco. There can be no assurances as to how long the evaluations may take, what recommendations, if any, management may make to GM's Board of Directors, or whether or when any such offering may occur.
      In response to the increasingly competitive automotive components and systems market, Delphi continuously reviews competitiveness of its operations, growth opportunities, and its strategy of increasing market share through technology leadership, quality, cost, and responsiveness. Consistent with this practice, during the third quarter of 1997, Delphi initiated steps to effect the sale of its lighting, coil springs, and seating businesses. These businesses, with combined revenues of approximately $2 billion and global employment of over 11,000 are not core to Delphi's strategic growth objectives. Delphi continues to negotiate with prospective buyers for these businesses, and expects that the sale of one or all of these businesses could be concluded during the second or third quarter of 1998. In connection with the possible consummation of such transactions, management would expect to record an aggregate charge against earnings, the amount of which is currently not estimable.

                                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO Financial Highlights

                                                      Three Months Ended
                                                           March 31,
                                                       1998        1997
                                                      (Dollars in Millions)

Net sales and revenues                               $8,150      $8,283
                                                      -----       -----

Pre-tax income                                          213         473
Income tax expense                                       72         164
Minority interests                                       (1)          3
Earnings of nonconsolidated affiliates                   20           5
                                                         --       -----
Net income
  GM Europe (GME)                                        99         149
  Other International                                    61         168
                                                         --         ---
    Total net income                                   $160        $317
                                                        ===         ===

    Net profit margin                                   2.0%        3.8%


Vehicle Unit Deliveries of Cars and Trucks - GMIO

                                           Three Months Ended March 31,
                                   1998                         1997
                                          GM as                         GM as
                                          a % of                        a % of
                         Industry  GM    Industry      Industry  GM    Industry
                                            (Units in Thousands)

International
Europe                    4,974    492      9.9%        4,473    465     10.4%
Latin America, Africa, and
  the Middle East         1,033    186     18.0%        1,024    169     16.5%
Asia and Pacific          2,969    119      4.0%        3,811    181      4.7%
                          -----    ---                  -----    ---
    Total International   8,976    797      8.9%        9,308    815      8.8%
                          =====    ===                  =====    ===

Wholesale Sales - GMIO
  Cars                            541                            554
  Trucks                          181                            229
                                  ---                            ---
    Total                         722                            783
                                  ===                            ===

GMIO Financial Review

   GMIO's 1998 first quarter net income was $160 million or 2% of net sales and revenues, compared with $317 million or 3.8% in the prior year quarter. The decrease in 1998 first quarter net income was partially due to the economic downturn in Asia and Latin America. Also, the 1997 first quarter results included a $55 million after-tax ($88 million pre-tax) gain related to a settlement agreement with Volkswagen A.G.
   Net sales and revenues for the 1998 first quarter decreased by 1.6% to approximately $8.2 billion compared with $8.3 billion in the prior year quarter, while pre-tax income decreased by $260 million. The decreases in net sales and revenues and pre-tax income were primarily due to lower wholesale sales volumes in the intensely competitive Asia and Pacific markets.
   Net income for GME totaled $99 million in the 1998 first quarter compared with net income of $149 million in the prior year quarter. Excluding the $55 million after-tax gain in 1997 previously discussed, GME's net income for the first quarter of 1998 was relatively consistent with the 1997 amount despite an increase in start-up, design and launch costs in 1998 for the new Astra in Europe.
   Net income from the remainder of GMIO's operations, which include the Latin America and Asia and Pacific Operations, totaled $61 million in the first quarter of 1998 compared with $168 million in the prior year quarter. The decrease in first quarter net income primarily resulted from pricing and competitive pressures in Brazil resulting from the economic reforms put in place following the Asian currency crisis, and expenses related to expansion programs. These programs included the start-up of a new plant in Rosario, Argentina, which began production of the Corsa in the fourth quarter of 1997.

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES


General Motors Acceptance Corporation (GMAC) Financial Highlights

                                                      Three Months Ended
                                                          March 31,
                                                     1998         1997
                                                    (Dollars in Millions)
Financing revenue
  Retail and lease financing                         $902        $940
  Operating leases                                  1,785       1,801
  Wholesale and term loans                            420         434
                                                   ------      ------
    Total automotive financing revenue              3,107       3,175
Interest and discount                               1,385       1,266
Depreciation on operating leases                    1,178       1,158
                                                    -----       -----
    Net automotive financing revenue                  544         751
Insurance premiums earned                             471         305
Mortgage revenue                                      417         301
Other income                                          331         326
                                                   ------      ------
    Net financing revenue and other                 1,763       1,683
Expenses                                            1,248       1,052
                                                    -----       -----
Pre-tax income                                        515         631
Income tax expense                                    166         259
                                                      ---         ---
    Net income                                       $349        $372
                                                      ===         ===

Net income from automotive financing operations      $246        $257
Net income from insurance operations                   80          78
Net income from mortgage operations                    23          37
                                                     ----        ----
    Net income                                       $349        $372
                                                      ===         ===

Return on average equity (1)                          15.7%       17.8%


(1) Return on average equity represents net income as a percentage of average stockholder's equity outstanding for each month in the period.

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's consolidated first quarter net income for 1998 totaled $349 million, a 6.2% decrease from the first quarter of 1997. The 4.3% decline in net income from automotive financing operations was attributed to reduced net financing margins partially offset by a lower effective income tax rate and a decrease in provisions for credit losses.
   Earnings from insurance operations for the first quarter 1998 increased 2.6% over the first quarter of 1997. Improved underwriting results was the primary contributor to the increase, partially offset by lower capital gains.
   Net income from mortgage operations for the first quarter of 1998 was 37.8% lower than in 1997 primarily due to the effects of accelerated prepayment experience on first and second mortgages, resulting from lower interest rates.
   During the first quarter of 1998, GMAC financed 43.4% of new GM vehicle retail deliveries in the U.S., up from 32.1% during the same period last year. Increased retail and lease incentive programs sponsored by GM were the primary factors contributing to the higher financing penetration levels.
   In the United States, wholesale inventory financing was provided for 725,000 and 841,000 new GM vehicles, representing 62.8% and 67.9% of all GM sales to dealers during the first quarter of 1998 and 1997, respectively. The decline in U.S. wholesale financing market share reflects the continued competitive pressures in this market segment.
   Automotive financing revenue for the first quarter of 1998 totaled $3.1 billion, a decline of $68 million compared with the first quarter of 1997. Reduced average outstanding automotive receivable balances resulting from increased sales of receivables activity during 1997 was the leading factor in the decline in total finance revenue.
   Insurance premiums earned, mortgage revenue, and other income totaled $1.2 billion and $932 million during the quarters ended March 31, 1998 and 1997, respectively. The $287 million improvement was predominantly attributable to increased insurance premiums and investment income resulting from the acquisition of Integon by GMAC Insurance Holdings, Inc. (GMACI) in October 1997, as well as higher mortgage investment income due to continued growth at GMAC Mortgage Group, Inc. (GMACMG), partially offset by lower capital gains at GMACI.
   GMAC's worldwide cost of borrowing for the first quarter of 1998 averaged 6.09%, a decrease of 18 basis points from the first quarter of 1997. Total borrowing costs for U.S. operations averaged 6.08% for the first quarter of 1998 compared with 6.31% for the same period in 1997. The decreases in U.S. and worldwide borrowing costs were attributable to lower long-term interest rates and a greater proportion of floating rate debt compared to fixed rate debt.
   Consolidated salaries and other operating expenses totaled $788 million and $694 million for the respective quarters ended March 31, 1998 and 1997. The increase was mainly attributable to the inclusion of Integon by GMACI, and continued growth at GMACMG.
   Annualized net retail losses were 1.03% of total average serviced automotive receivables during the first quarter of 1998, compared to 1.41% for the same period last year. The provision for credit losses totaled $107 million and $130 million for the three month periods ended March 31, 1998 and 1997, respectively. The decline in the provision is primarily due to lower credit losses resulting from tightened credit standards.
   The effective income tax rate for the first quarter of 1998 was 32.1%, compared to 41.0% for the same period last year. The decrease in the effective tax rate was attributable to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights

                                                         Three Months Ended
                                                              March 31,
                                                         1998        1997(1)
                                                           (Dollars in Millions
                                                       Except Per Share Amounts)
Revenues
  Product sales                                            $692      $683
  Direct broadcast, leasing and other services              599       341
                                                         ------    ------
    Total revenues                                        1,291     1,024
Income from continuing operations before
  income taxes and minority interests                        79         6
Income taxes                                                 31         2
Minority interests                                            1        14
Income from discontinued operations, net of taxes             -         1
                                                           ----       ---
    Net income                                              $49       $19
                                                             ==        ==

    Earnings used for computation of Available
      Separate Consolidated Net Income (2)                  $54       $24
                                                             ==        ==

    Earnings per share attributable to Class H
       common stock (3)                                   $0.13     $0.06

(1)The 1997 amounts presented relate only to the results of the telecommunications and space businesses of former Hughes. See Hughes Financial Review for further discussion.
(2)Excludes amortization of GM purchase accounting adjustments of $5 million in both periods related to GM's acquisition of Hughes Aircraft Company in 1985.
(3)The 1997  amount is presented  on a pro forma basis to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. See Hughes Financial Review for further discussion.

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   On December 17, 1997, GM and former Hughes completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes (consisting of the defense electronics, automotive electronics and telecommunications and space businesses). The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, followed immediately by the merger of Hughes Defense with Raytheon Company. Concurrently, Delco was transferred from former Hughes to Delphi. Finally, Class H common stock was recapitalized into a GM tracking stock, Class H common stock, that is linked to the telecommunications and space businesses of Hughes. The 1997 amounts presented relate only to the telecommunications and space businesses of former Hughes.
   Hughes Electronics reported net income of $49 million for the first quarter of 1998 compared with $19 million for the first quarter of 1997. Excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, Hughes' earnings used for computation of available separate consolidated net income was $54 million for the first quarter of 1998 compared with $24 million for the same period in 1997. Earnings per share on the same basis for the first quarter of 1998 were $0.13 per share versus pro forma earnings per share of $0.06 in 1997. The increase was principally due to decreased losses in the Direct-To-Home Broadcast segment and an increase in operating profit in the Satellite Services segment primarily due to the May 1997 PanAmSat merger.
   First quarter 1998 revenues increased 26.1% to $1.3 billion compared with $1.0 billion in the first quarter of 1997. The increase in revenues resulted from a 64.6% increase in revenues in the Direct-To-Home Broadcast segment resulting from continued record subscriber growth, strong average monthly revenue per subscriber and low subscriber churn rates; a 51.3% increase in revenues for the Satellite Services segment primarily due to the May 1997 PanAmSat merger and increased operating lease revenues for both video distribution and business communication services; and an 11.6% increase in revenues for the Satellite Manufacturing segment from higher commercial satellite sales.
   Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company, also rose sharply in the first quarter of 1998 to $84 million compared with $33 million in the first quarter of 1997. First quarter operating profit margin on the same basis increased to 6.5% in 1998 from 3.2% in 1997. The increases were primarily due to continued increases in subscribers in the Direct-To-Home Broadcast segment and the May 1997 PanAmSat merger and increased operating lease revenues in the Satellite Services segment.
   For 1997, earnings per share attributable to Class H common stock is presented on a pro forma basis. Prior to the Hughes Transactions, such amounts were calculated based on the financial performance of former Hughes. Since the financial statements for the three months ended March 31, 1997 relate only to the telecommunications and space businesses of former Hughes, they do not reflect the earnings attributable to the Class H common stock on a historical basis. The pro forma presentation is used, therefore, to present the financial results which would have been achieved for 1997 relative to the Class H common stock had the results been calculated based on the performance of the telecommunications and space businesses of former Hughes. Previously reported first quarter 1997 amounts of former Hughes for net income, earnings used for computation of available separate consolidated net income, and earnings per share attributable to Class H common stock were $205 million, $235 million (excluding amortization of GM purchase accounting adjustments of approximately $31 million related to GM's acquisition of Hughes Aircraft Company),and $0.59, respectively.
     In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat for $851 million in cash, increasing Hughes ownership interest in PanAmSat to 81.0%.

          GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   To  facilitate  analysis,  the  following  sections  present  GM's  financial
statements  with  its  financing  and  insurance  operations   (primarily  GMAC)
reflected on an equity basis.

Consolidated Statements of Income With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                           1998      1997
                                                       (Dollars in Millions)

Net sales and revenues                                 $36,427    $37,457
                                                        ------     ------

Costs and expenses
  Cost of sales and other operating charges,
    exclusive of items listed below                     30,323     31,104
  Selling, general, and administrative expen             2,860      2,884
  Depreciation and amortization expenses                 1,683      1,879
                                                         -----     ------
    Total costs and expenses                            34,866     35,867
                                                        ------     ------

Operating income                                         1,561      1,590
Other income less income deductions                        582        739
Interest expense                                           255        219
                                                          ----      -----
Income before income taxes, minority interests,
  and earnings of nonconsolidated affiliates             1,888      2,110
Income taxes                                               641        730
                                                           ---     ------
Income before minority interests and earnings of
  nonconsolidated affiliates                             1,247      1,380
Minority interests                                          (4)        19
Earnings of nonconsolidated affiliates                     361        397
                                                        ------     ------
    Net income                                          $1,604     $1,796
                                                         =====      =====

    Net profit margin                                      4.4%       4.8%


Results of Operations With Financing and Insurance Operations on an Equity Basis

   In the first quarter of 1998, GM's net income totaled $1.6 billion or $2.31 per share of $1-2/3 par value common stock, which represented a decrease of $192 million compared with approximately $1.8 billion or $2.30 per share of $1-2/3 par value common stock in the first quarter of 1997. The decrease in net income was primarily due to the spin-off of Hughes Defense and the negative impact of the economic downturn in Asia and Latin America.
   Highlights of first quarter financial performance by GM's major business sectors were as follows (in millions):
                                                          Three Months Ended
                                                                March 31,
                                                           1998        1997
  GM-NAO                                                   $826        $764
  Delphi                                                    263         180
  GMIO                                                      160         317
  GMAC                                                      349         372
  Hughes                                                     54         235
  Other                                                     (48)        (72)
                                                         ------       -----
     Net income                                          $1,604      $1,796
                                                          =====       =====

   Reference should be made to the GM sectors' financial reviews that are presented on pages 13 through 19 and incorporated by reference to supplement the information presented herein.
   First quarter 1998 net sales and revenues were $36.4 billion, which represented a decrease of $1 billion compared with the prior year quarter. The decrease in net sales and revenues was primarily due to the spin-off of Hughes Defense.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Results of Operations With Financing and Insurance Operations on an Equity Basis (concluded)

   The gross margin percentage for the 1998 first quarter was 16.8% compared with 17.0% in the prior year quarter. The year-over-year change in the gross margin resulted from higher sales incentives in North America; higher interest rates in Latin America; lower volumes in the intensely competitive Asia and Pacific markets; and the start-up, design and launch costs of the new Astra in Europe.
   Cost of sales and other operating charges decreased to $30.3 billion in the first quarter of 1998 compared with $31.1 billion in the prior year quarter. The decrease in cost of sales was primarily due to the spin-off of Hughes Defense. Depreciation and amortization expense decreased by $196 million in the first quarter of 1998 compared with prior year quarter primarily due to a reduction in tool amortization at GM-NAO as a result of the previously reported competitiveness studies at GM.
   Other income less income deductions amounted to $582 million for the 1998 first quarter compared with $739 million in the prior year quarter. The decrease of $157 million was primarily due to lower interest income in the 1998 first quarter and favorable settlements of legal claims during the 1997 first quarter, which included an $88 million pre-tax gain that resulted from an agreement with VW settling a civil lawsuit which GM brought against VW.

Consolidated Balance Sheets With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                          March 31,       Dec. 31,     March 31,
                                            1998            1997          1997
                                            ----            ----          ----
                                                   (Dollars in Millions)

                        ASSETS

Cash and cash equivalents                 $11,015       $10,685        $9,395
Other marketable securities                 2,557         3,826         5,233
                                            -----       -------       -------
  Total cash and marketable securities     13,572        14,511        14,628
Accounts and notes receivable (less allowances)
  Trade                                     5,047         5,164         5,507
  Nonconsolidated affiliates                2,096           836         1,844
Inventories (less allowances)              11,895        12,102        12,851
Equipment on operating leases (less accumulated
  depreciation)                             4,554         4,677         4,187
Deferred income taxes and other             6,362         6,278         5,771
                                          -------       -------       -------
    Total current assets                   43,526        43,568        44,788
Equity in net assets of nonconsolidated
  affiliates                               10,665        10,164         9,696
Deferred income taxes                      20,678        20,721        20,354
Other investments and miscellaneous assets 13,843        13,564        11,967
Property - net                             34,598        33,914        36,634
Intangible assets - net                    10,740        10,752        12,573
                                         --------      --------      --------
    Total assets                         $134,050      $132,683      $136,012
                                          =======       =======       =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $12,499       $12,474       $11,379
Loans payable                               1,219           656         1,306
Accrued expenses and customer deposits     32,591        33,459        30,168
                                           ------        ------        ------
    Total current liabilities              46,309        46,589        42,853
Long-term debt                              5,788         5,491         5,316
Capitalized leases                            183           185           191
Postretirement benefits other than
   pensions                                38,724        38,388        40,988
Pensions                                    5,165         4,271         6,183
Other liabilities and deferred income
  taxes                                    20,171        19,336        17,572
                                          -------       -------       -------
    Total liabilities                     116,340       114,260       113,103
                                          -------       -------       -------
Minority interests                            698           695           104
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely
  junior subordinated debentures of
  General Motors
    Series D                                   79            79             -
    Series G                                  143           143             -
Stockholders' equity                       16,790        17,506        22,805
                                         --------      --------      --------
    Total liabilities and stockholders'
      equity                             $134,050      $132,683      $136,012
                                          =======       =======       =======

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis

   GM's cash and marketable securities totaled $13.6 billion at March 31, 1998, compared with $14.5 billion at December 31, 1997 and $14.6 billion at March 31, 1997. The decrease in cash and marketable securities from December 31, 1997 was primarily due to $1.6 billion of cash used to acquire approximately 24 million shares of $1-2/3 par value common stock under stock repurchase programs announced in August 1997 and February 1998. The increase in accounts and notes receivable from nonconsolidated affiliates since December 31, 1997 was primarily due to increased financing volume between GMAC and GM as a result of incentives.
   During the first quarter of 1998, loans payable and long-term debt were $7.0 billion at March 31, 1998, compared with $6.1 billion at December 31, 1997 and $6.6 billion at March 31, 1997. The increase during the first quarter of 1998 was primarily due to issuances of commercial paper. Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases was $6.4 billion at March 31, 1998, compared with $8.2 billion at December 31, 1997 and $7.8 billion at March 31, 1997.
   Book value per share of $1-2/3 par value common stock was $22.00 at March 31, 1998, compared with $22.26 at December 31, 1997 and $28.10 at March 31, 1997.
Book value per share of Class H common stock was $13.20 at March 31, 1998, compared with $13.36 at December 31, 1997 and $14.05 at March 31, 1997.

Liquidity and Capital Resources for GMAC

   At March 31, 1998, GMAC owned assets and serviced automotive receivables totaling $125.6 billion, which was $4.4 billion and $16.2 billion higher than December 31 and March 31, 1997, respectively. Comparing the first quarter of 1998 to the same period in 1997, the higher balances can be attributed to increases in serviced retail and wholesale receivables, investments in securities, real estate mortgages, operating lease assets and receivables due from General Motors Corporation.
   Earning assets totaled $109.5 billion at March 31, 1998 compared to $104.5 billion and $99.5 billion at December 31 and March 31, 1997, respectively. The increase from year-end 1997 was primarily attributable to higher outstanding balances in retail and wholesale finance receivables as well as receivables due from General Motors Corporation.
   Finance receivables serviced by GMAC, including sold receivables, totaled $76.0 billion, $73.4 billion and $71.2 billion at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. On-balance sheet consolidated finance receivables at March 31, 1998 totaled $64.6 billion, 7% and 1% above December 31 and March 31, 1997, respectively. The increases from the first quarter of 1997 and year-end 1997 are attributable to increased retail incentive programs sponsored by GM in the U.S. and Canada.
   Investment in operating lease assets, net of accumulated depreciation, totaled $26.2 billion at March 31, 1998, compared to $25.8 billion at year-end 1997, and $24.6 billion at March 31, 1997. The increase in balances from the quarters ended March 31, 1997 to March 31, 1998 can be attributed to additional lease incentive programs sponsored by GM during the first quarter of 1998.
   Investments in securities at March 31, 1998 totaled $7.7 billion, compared with $7.9 billion and $5.2 billion at December 31 and March 31, 1997, respectively. The $2.5 billion increase in the portfolio at the end of the first quarter of 1998 over the same period in 1997 is attributable to the acquisition of Integon by GMACI and continued growth at GMACMG.
   GMAC's due and deferred from receivable sales (net) totaled $258.6 million at March 31, 1998, compared with $690.5 million and $585.3 million at December 31 and March 31, 1997, respectively. The significant decline in the March 31, 1998 balance was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group in January 1998, which eliminated the requirement to segregate and hold in trust the collections on sold receivables.
   As of March 31, 1998, GMAC's total borrowings were $89.6 billion, compared with $86.7 billion and $81.3 billion at December 31 and March 31, 1997, respectively. The higher debt balances were used to fund increased asset levels. The Company's ratio of debt to total stockholder's equity at March 31, 1998, December 31, 1997 and March 31, 1997 was 9.9:1.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $40.0 billion at March 31, 1998, compared to $39.8 billion at year-end 1997 and $40.0 billion at March 31, 1997. The unused portion of these credit lines totaled $31.1 billion at March 31, 1998, $700 million higher than December 31, 1997, and $200 million lower than March 31, 1997. Included in the unused credit lines are a committed U.S. revolving credit facility of $10 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and an $11.5 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                        (Dollars in Millions)

Net cash provided by operating activities                 $2,896     $1,808
                                                           -----      -----

Cash flows from investing activities
  Expenditures for property                               (2,267)    (1,724)
  Investments in other marketable securities -
    acquisitions                                          (2,220)    (6,199)
  Investments in other marketable securities -
    liquidations                                           3,490      4,608
  Operating leases - acquisitions                         (1,413)    (1,352)
  Operating leases - liquidations                          1,385      1,001
  Other                                                     (272)      (104)
                                                           -----     ------
Net cash used in investing activities                     (1,297)    (3,770)
                                                           -----      -----

Cash flows from financing activities
  Net increase in loans payable                              564         93
  Increase in long-term debt                                 915        154
  Decrease in long-term debt                                (619)       (30)
  Proceeds from issuing common stocks                        233        206
  Repurchases of common stocks                            (1,911)    (1,761)
  Cash dividends paid to stockholders                       (357)      (422)
                                                          ------     ------
Net cash used in financing activities                     (1,175)    (1,760)
                                                           -----      -----

Effect of exchange rate changes on cash and
  cash equivalents                                           (94)      (203)
Net increase (decrease) in cash and cash equivalents         330     (3,925)
Cash and cash equivalents at beginning of the period      10,685     13,320
Cash and cash equivalents at end of the period           $11,015     $9,395

Cash Flows With Financing and Insurance Operations on an Equity Basis

   Net cash provided by operating activities was $2.9 billion for the 1998 first quarter compared with $1.8 billion in the prior year quarter. The increase of $1.1 billion in cash provided by operating activities was primarily the result of changes in working capital balances.
   Net cash used in investing activities amounted to $1.3 billion in the 1998 first quarter compared with $3.8 billion in the prior year quarter. The decrease in net cash used in investing activities during the 1998 first quarter was primarily attributable to the level of investments in marketable securities.
   Net cash used in financing activities totaled $1.2 billion for the first quarter of 1998 compared with $1.8 billion for the prior year quarter. The decrease was primarily due to net increases in short and long-term debt.
   Dividends may be paid on common stocks only when, as and if declared by the GM Board of Directors (GM Board) in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 4, 1998, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, payable June 10, 1998. The GM Board also declared quarterly dividends on the Series B, Series D, and Series G Depositary Shares of $0.57, $0.495, and $0.57 per share, respectively, payable August 1, 1998. With respect to Class H common stock, which was recapitalized on December 17, 1997, no cash dividends will be paid at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.

Cash Flows for GMAC

   Cash provided by operating activities totaled $3.6 billion and $2.9 billion during the three months ended March 31, 1998 and 1997, respectively. The increase in cash generated by operating activities was predominantly attributable to higher amounts due to GM.
   Cash used for investing activities during the first quarter of 1998 totaled $6.4 billion, a $600 million increase over the same period in 1997, as a result of an increase in notes receivable from GM, lower proceeds from sales of wholesale receivables and increased net acquisitions of operating leases, partially offset by higher finance receivable liquidations and lower investment in securities acquisitions.
   Cash provided by financing activities during the three months ended March 31, 1998 and 1997 totaled $2.9 billion and $2.8 billion, respectively. A lower dividend paid to GM in the first quarter of 1998 was the primary factor contributing to the change.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls
                                                           March 31,
                                                        1998    1997
Worldwide Employment (in thousands)
  GM-NAO                                                 233     242
  Delphi                                                 206     210
  GMIO                                                   116     112
  GMAC                                                    22      18
  Hughes                                                  15      15
  Other                                                   10      10
                                                        ----    ----
    Total employees                                      602     607
                                                         ===     ===

Worldwide payrolls - (in billions)                       $7.0    $7.1

  Employment and payroll amounts reported for 1997 have been adjusted to reflect the changes to GM's organizational structure resulting from the Hughes Transactions. As such, Delphi reported amounts include Delco and Hughes reported amounts exclude Delco and Hughes Defense.


New Accounting Standards

   In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on the capitalization of software developed for internal use. GM will adopt SOP 98-1 on January 1, 1999, as required. Management is currently assessing the impact of this SOP on the financial statements of the Corporation.
   In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 requires an entity to disclose certain information about pensions and other postretirement benefits. GM has determined that the adoption of this new accounting standard will require more information in GM's consolidated financial statements regarding pensions and other postretirement benefits. The effect of adopting this new accounting standard will not be material to GM's consolidated financial statements when adopted for this fiscal year, as required.



                                * * * * * *

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 1998 or subsequent thereto, but before the filing of this report are summarized below.

Other Matters

As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Case") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the Court of Appeals for the Federal Circuit (CAFC) affirmed its previous decision in the Williams case and its award of $114 million in damages. The CAFC ruled that the conclusions reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. On or before May 24, 1998, the U.S. Government may petition the CAFC for a rehearing. Hughes is unable to estimate the duration of any appeal effort on behalf of the U.S. Government. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this issue could result in a gain that would be material to the earnings of GM attributable to Class H common stock.

                                   ***

As previously reported, in connection with the matter of Jacobson, et al v. Hughes Aircraft Co., et al, plaintiffs in that action had sought to obtain increased retirement benefits from excess assets in the Hughes Non-Bargaining Retirement Plan. On January 23, 1997, the U.S. Court of Appeals for the Ninth Circuit reversed and remanded a decision of the U.S. District Court in Los Angeles in which the District Court had dismissed the plaintiffs' complaint without leave to amend, for failure to state a claim. In February 1998, Hughes filed a writ of certiorari in the U.S. Supreme Court seeking that court's review of the Ninth Circuit decision. On April 27, 1998, the Supreme Court granted Hughes' petition for writ of certiorari; Hughes anticipates that oral argument will be heard this fall.

                                    ***

As previously reported, on January 29, 1997, the Corporation was served with a putative Class Action Complaint filed in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois, purporting to bring claims on behalf of Illinois purchasers of new vehicles which experienced peeling paint. The case, Karpowicz et al. v. General Motors Corp., was subsequently removed to the United States District Court for the Northern District of Illinois. On March 25, 1998, that Court granted GM's motion for summary judgment dismissing all remaining claims asserted by the named plaintiff.

On April 8, 1998, the Corporation was served with a putative nationwide class action filed in the Circuit Court of Cook County, Illinois, Chancery Division (Craig Friedman, Robert Bengston and Debra Bengston v. General Motors Corporation). The named plaintiffs purport to represent a class of all persons who now or formerly owned or leased a 1986 through 1997 model year GM vehicle which was painted without a primer surfacer layer and which subsequently experienced paint delamination and asserts claims for breach of contract, breach of warranty, and violation of the Michigan Consumer Protection Act on behalf of that class. The Complaint also identifies a similar putative class limited to Illinois residents for the purpose of asserting a claim under the Illinois Deceptive Trade Practices Act. Plaintiffs allege that vehicles painted using a "high build electrocoat" instead of both a "bottom layer electrocoat applied directly to the sheet metal" and "a spray primer" are subject to paint delamination (peeling) as well as "softening, chipping, and other damage."
Plaintiffs seek unquantified compensatory damages, punitive damages, pre-judgment interest, costs, and attorneys' fees. No determination has yet been made as to whether this case may proceed as a class action.


                                  * * *

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS - Concluded

As previously reported, a purported class action, pending in federal court in Laredo, Texas, alleges that the Type III door latches used in 1978 to 1986 model GM vehicles are defective. Plaintiffs are seeking to represent a class of Texas purchasers. On February 27, 1998, a purported statewide class action was filed on behalf of Alabama owners of 1987 Chevrolet S-10 Blazers with Type III door latches in state court in Walker County, Alabama. Johnny M. McLain v. General Motors. Plaintiff alleges that the door latches are defective and claims fraudulent concealment, implied debt, and strict liability. The Complaint seeks a declaratory judgment that the door latches are defective, an injunction requiring a recall and unspecified monetary damages. GM has removed the case to the federal court in Alabama. No determination has been made that either case can be maintained as a class action.

                                * * *

As previously reported, three purported class actions have been filed against General Motors, as well as a number of other vehicle manufacturers and dealers, claiming that the front seat air bags installed in 1993 to 1997 model vehicles are defective. In the Alabama case, the court has vacated an order conditionally certifying a nationwide class which had been entered at the time the case was filed. No determination has been made that any of the cases can be maintained as a class action.


                             * * * * * *


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

Exhibit Number                Exhibit Name                           Page No.
--------------                ------------                           --------
   99             Hughes Electronics Corporation Financial Statements
                    and Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      27

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

   Four reports on Form 8-K, dated January 9, 1998, January 26, 1998, February 9, 1998, and March 2, 1998, were filed during the quarter ended March 31, 1998 reporting matters under Item 5, Other Events, and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                                  (Registrant)



                                       By
Date May 13, 1998                      /s/Peter R. Bible
-----------------                      -----------------
                                      (Peter R. Bible, Chief Accounting Officer)