Form 10-Q
period 1998-06-30
GENERAL MOTORS CORP
filed 1998-08-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended June 30, 1998


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

         As of June 30, 1998, there were outstanding 654,201,294 shares of the issuer's $1-2/3 par value common stock and 105,616,597 shares of Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three
           and Six Months Ended June 30, 1998 and 1997                   3

           Consolidated Balance Sheets as of June 30, 1998,
           December 31, 1997 and June 30, 1997                           4

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 1998 and 1997                   5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          13

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            30

   Item 4. Submission of Matters to a Vote of Security Holders          31

   Item 6. Exhibits and Reports on Form 8-K                             33

Signature                                                               33


Exhibit 99 Hughes Electronics Corporation and Subsidiaries
           Consolidated Financial Statements and Management's
           Discussion and Analysis of Financial
           Condition and Results of Operations (Unaudited)              34

Exhibit 27 Financial Data Schedule (for SEC information only)

                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                      ------------------     ----------------
                                      1998        1997        1998      1997
                                      ----        ----        ----      ----
                                 (Dollars in Millions Except Per Share Amounts)
Net sales and revenues
Manufactured products              $33,577     $39,724     $70,137    $77,164
Financial services                   3,280       3,204       6,441      6,401
Other income (Note 9)                2,044       2,218       3,894      3,822
                                   -------     -------     -------    -------
    Total net sales and revenues    38,901      45,146      80,472     87,387
                                    ------      ------      ------     ------

Costs and expenses
Cost of sales and other operating
  charges, exclusive of items listed
  below                             28,623      33,008      58,980     64,118
Selling, general, and administrative
  expenses                           4,401       3,984       8,143      7,575
Depreciation and amortization
  expenses                           2,931       3,101       5,838      6,166
Interest expense                     1,753       1,500       3,383      2,961
Other deductions (Note 9)              632         320       1,145        568
                                  --------    --------     -------   --------
    Total costs and expenses        38,340      41,913      77,489     81,388
                                    ------      ------      ------     ------

Income before income taxes and
  minority interests                   561       3,233       2,983      5,999
Income taxes                           175       1,153         983      2,142
Minority interests                       3          18          (7)        37
                                     -----     -------     -------    -------
    Net income                         389       2,098       1,993      3,894
Dividends on preference stocks          15          20          31         40
                                      ----     -------      ------    -------
    Earnings on common stocks         $374      $2,078      $1,962     $3,854
                                       ===       =====       =====      =====

Basic earnings per share attributable to
  common stocks (Note 8)
  Earnings per share attributable to
    $1-2/3 par value                 $0.54       $2.68       $2.88      $4.98
  Earnings per share attributable
    to Class H (prior to its
    recapitalization on
    December 17, 1997)                           $1.35                  $1.94
  Earnings per share attributable
    to Class H (subsequent to its
    recapitalization on
    December 17, 1997)               $0.14                   $0.27

Diluted earnings per share
  attributable to common stocks
  (Note 8)
  Earnings per share attributable to
    $1-2/3 par value                 $0.52       $2.67       $2.82      $4.93
  Earnings per share attributable to
    Class H (prior to its
    recapitalization on
    December 17, 1997)                           $1.35                  $1.94
  Earnings per share attributable to
    Class H (subsequent to its
    recapitalization on
    December 17, 1997)                $0.14                  $0.27

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                  June 30,            June 30,
                                                    1998    Dec. 31,    1997
                                                (Unaudited)   1997  (Unaudited)
                                                 ---------   ------  ---------
                                                    (Dollars in Millions)
                                    ASSETS
Cash and cash equivalents                       $8,721    $11,262     $11,674
Other marketable securities                      8,407     11,722       9,605
                                               -------     ------     -------
  Total cash and marketable securities          17,128     22,984      21,279

Finance receivables - net                       60,766     58,870      60,357
Accounts and notes receivable (less allowances)  8,771      7,493       7,461
Inventories (less allowances) (Note 2)          13,253     12,102      13,528
Deferred income taxes                           22,179     22,478      19,291
Equipment on operating leases (less accumulated
  depreciation)                                 35,335     33,302      32,300
Property - net (Note 3)                         36,050     34,567      37,653
Intangible assets - net                         12,204     11,469      15,029
Other assets - net                              24,938     25,623      25,007
                                              --------   --------    --------
    Total assets                              $230,624   $228,888    $231,905
                                               =======    =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable (principally trade)        $15,395    $15,782     $14,197
   Notes and loans payable                      98,957     93,027      89,918
   Deferred income taxes                         3,188      2,923       3,530
   Postretirement benefits other than pensions
     (Note 4)                                   40,338     41,168      44,007
   Pensions                                      5,537      7,043       7,774
   Accrued expenses and other liabilities       50,710     50,490      47,330
                                              --------   --------    --------
    Total liabilities                          214,125    210,433     206,756
                                               -------    -------     -------

   Minority interests                              581        727         716
  General Motors - obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts holding solely junior
    subordinated debentures of General Motors
    (Note 5)
      Series D                                      79         79           -
      Series G                                     143        143           -
   Redeemable preferred stock of subsidiary          -          -         402

Stockholders' equity
  Preference stocks                                  1          1           1
   Common stocks
    $1-2/3 par value (Note 6; issued, 655,007,825;
      693,456,394; and 721,480,932 shares)       1,092      1,156       1,202
    Class H (issued, 101,641,092 shares)             -          -          10
    Class H (issued, 105,731,028, and
      103,885,803 shares)                           11         10           -
   Capital surplus (principally additional
    paid-in capital)                            12,773     15,369      17,250
   Retained earnings                             6,706      5,416       9,201
                                               -------    -------     -------
      Subtotal                                  20,583     21,952      27,664
   Minimum pension liability adjustment         (4,062)    (4,062)     (3,490)
   Accumulated foreign currency translation
     adjustments                                (1,332)      (888)       (642)
   Net unrealized gains on securities              507        504         499
                                                ------    -------    --------
      Accumulated other comprehensive loss      (4,887)    (4,446)     (3,633)
      Total stockholders' equity                15,696     17,506      24,031
                                              --------   --------    --------
      Total liabilities and stockholders'
        equity                                $230,624   $228,888    $231,905
                                               =======    =======     =======


Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         ----------------
                                                         1998       1997
                                                         ----       ----
                                                      (Dollars in Millions)

Net cash provided by operating activities               $4,837    $9,773
                                                         -----    ------

Cash flows from investing activities
  Expenditures for property                             (4,614)   (4,268)
  Investments in other marketable securities
    - acquisitions                                     (13,487)  (18,147)
  Investments in other marketable securities
    - liquidations                                      17,197    17,595
  Investments in companies, net of cash acquired        (1,322)   (1,652)
  Finance receivables - acquisitions                   (78,491)  (79,997)
  Finance receivables - liquidations                    58,951    63,304
  Proceeds from sales of finance receivables            17,356    12,930
  Operating leases - acquisitions                      (12,379)  (10,649)
  Operating leases - liquidations                        7,732     6,227
  Other                                                     26       954
                                                         -----    ------
Net cash used in investing activities                   (9,031)  (13,703)
                                                         -----    ------

Cash flows from financing activities
  Net increase in loans payable                          1,709     3,269
  Increase in long-term debt                            11,019     8,485
  Decrease in long-term debt                            (7,564)   (7,061)
  Proceeds from issuing common stocks                      344       281
  Repurchases of common stocks                          (3,071)   (2,292)
  Cash dividends paid to stockholders                     (703)     (829)
                                                        ------    ------
Net cash provided by financing activities                1,734     1,853
                                                         -----     -----

Effect of exchange rate changes on cash and
  cash equivalents                                         (81)     (312)
                                                         -----     -----
Net decrease in cash and cash equivalents               (2,541)   (2,389)
Cash and cash equivalents at beginning of the period    11,262    14,063
                                                        ------    ------
Cash and cash equivalents at end of the period          $8,721   $11,674
                                                         =====    ======



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

Note 2.  Inventories

   Inventories included the following (in millions):
                                              June 30,   Dec. 31,   June 30,
                                                1998       1997       1997
                                              -------    --------   --------

Productive material, work in process,
  and supplies                                 $7,945     $7,023     $7,879
Finished product, service parts, etc.           7,579      7,347      7,981
                                                -----    -------    -------
  Total inventories at FIFO                    15,524     14,370     15,860
   Less LIFO allowance                          2,271      2,268      2,332
                                              -------    -------    -------
     Total inventories (less allowances)      $13,253    $12,102    $13,528
                                               ======     ======     ======

Note 3.  Property - Net

   Property - net included the following (in millions):
                                               June 30,   Dec. 31,  June 30,
                                                 1998       1997      1997
                                               --------   --------  --------

Real estate, plants, and equipment            $71,369    $69,680    $69,671
Less accumulated depreciation                 (42,685)   (41,915)   (40,911)
                                              --------    ------     ------
  Real estate, plants, and equipment - net     28,684     27,765     28,760
  Special tools - net                           7,366      6,802      8,893
                                              -------    -------    -------
    Total property - net                      $36,050    $34,567    $37,653
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

Note 6.  Common Stock Repurchases

   During the six months ended June 30, 1998, GM used $2.6 billion to acquire approximately 38 million shares of $1-2/3 par value common stock, which completed the second $2.5 billion stock repurchase program announced in August of 1997 and represented approximately 33 percent of the $4 billion stock repurchase program announced in February 1998. Due to work stoppages at various GM component plants, stock repurchases were suspended as part of GM's cash conservation initiatives. GM also used approximately $485 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during the six months ended June 30, 1998.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 7.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):
                                      Three Months Ended    Six Months Ended
                                           June 30,            June 30,
                                      -----------------     ----------------
                                      1998        1997       1998     1997
                                      ----        ----       ----     ----

Net income                            $389      $2,098      $1,993   $3,894
Other comprehensive (loss) income:
  Foreign currency translation
    adjustments                        (68)       (167)      (444)     (529)
  Unrealized gains (losses) on
    securities                         (32)        156           3       76
                                      ----         ---       -----     ----
    Other comprehensive loss          (100)        (11)       (441)    (453)
                                       ---       -----       -----    -----
   Total comprehensive income         $289      $2,087      $1,552   $3,441
                                       ===       =====       =====    =====

Note 8.  Earnings Per Share Attributable to Common Stocks

   Basic earnings per share attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted earnings per share attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect.
   The assumed exercise of stock options has no effect on Class H common stock earnings per share, because to the extent that shares of Class H common stock deemed to be outstanding would increase, such increased shares would also increase the numerator of the fraction used to determine Available Separate Consolidated Net Income (ASCNI).
   The attribution of earnings to each class of common stock was as follows (in millions):

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -----------------      ----------------
                                      1998        1997          1998    1997
                                      ----        ----          ----    ----
Earnings attributable to common stocks
  Earnings attributable to
    $1-2/3 par value                  $359      $1,941         $1,933  $3,658
                                       ---       -----          -----   -----
  Earnings attributable to Class H
    (prior to its recapitalization
    on December 17, 1997)             $  -        $137           $  -    $196
                                       ---         ---            ---     ---
  Earnings attributable to Class H
    (subsequent to its
    recapitalization on
    December 17, 1997)                 $15        $  -           $29     $  -
                                        --         ---            --      ---

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of former Hughes and Hughes for the respective period.
   Earnings attributable to Class H common stock for the three and six months ended June 30, 1998 represent the ASCNI of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding for each of the periods (105 million) and the denominator of which was 400 million.
   Earnings attributable to Class H common stock for the three and six months ended June 30, 1997 represent the ASCNI of former Hughes. The ASCNI of former Hughes was determined quarterly in amounts equal to the separate consolidated net income of former Hughes for the respective quarter, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding for each of the periods (101 million) and the denominator of which was 400 million.
   The denominator used in determining the ASCNI of former Hughes was adjusted from time-to-time as deemed appropriate by GM's Board of Directors (GM Board) to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from former Hughes. The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)
Note 8. Earnings Per Share Attributable to Common Stocks (concluded) The reconciliation of the amounts used in the basic and diluted earnings per share computations for net income was as follows (in millions except per share amounts):

                                                                Class H Common Stock -           Class H Common Stock -
                                                             Prior to its recapitalization   Subsequent to its recapitalization
                              $1-2/3 Par Value Common Stock       on December 17,1997               on December 31, 1997
                              -----------------------------  -----------------------------   ----------------------------------
                                               Per Share                        Per Share                      Per Share
                              Income   Shares   Amount      ASCNI      Shares    Amount      ASCNI    Shares    Amount
                              ------   ------  ---------    -----      ------   ---------    -----    ------   ---------
Three  Months Ended June 30, 1998
Net income                     $374                                                            $15
Less:  Dividends on
         preference stocks       15                                                              -
                               ----                                                            ---
Basic EPS
  Net income available to
    common stockholders         359       661    0.54                                           15      105       0.14
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                (1)       11                                                    1        6
                             ------      ----                                                  ---     ----
Diluted EPS
  Adjusted net income
   available to
   common stockholders         $358       672   $0.52                                          $16      111      $0.14
                                ===       ===    ====                                           ==      ===       ====

Three Months Ended June 30, 1997
Net income                   $1,961                          $137
Less:  Dividends on
         preference stocks       20                             -
                              -----                         -----
Basic EPS
  Net income available to
    common stockholders       1,941       724    2.68         137        101      1.35
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options       (3)        5                   3          3
                             ------      ----                ----       ----
Diluted EPS
  Adjusted net income available
   to common stockholders    $1,938       729   $2.67        $140        104     $1.35
                              =====       ===    ====         ===        ===      ====

Six Months Ended June 30, 1998
Net income                   $1,964                                                            $29
Less:Dividends on
       preference stocks         31                                                              -
                             ------                                                           ----
Basic EPS
  Net income available to
    common stockholders       1,933       672    2.88                                           29      105      0.27
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options       (2)       10                                                    2        5
                             ------      ----                                                  ---     ----
Diluted EPS
  Adjusted net income available
   to common stockholders    $1,931       682   $2.82                                          $31      110     $0.27
                              =====       ===    ====                                           ==      ===      ====

Six Months Ended June 30, 1997
Net income                   $3,698                          $196
Less:  Dividends on
         preference stocks       40                             -
                             ------                         -----
Basic EPS
  Net income available to
    common stockholders       3,658       736    4.98         196       101       1.94
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options       (5)        4                   5         2
                             ------     -----                ----      ----
Diluted EPS
  Adjusted net income available
   to common stockholders    $3,653       740   $4.93        $201       103      $1.94
                              =====       ===    ====         ===       ===       ====


                          GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                        (Unaudited)

Note 9.  Other Income and Other Deductions

  Other income and other deductions consisted of the following (in millions):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        1998      1997        1998       1997
                                      ------    ------      ------     -------
Other income
  Nonfinancing interest                 $575      $483      $1,147       $949
  Insurance premiums                     369       261         738        516
  Claims and commissions                 154       137         288        258
  Income from sales of receivables
    programs                              97        85         204        213
  Mortgage servicing and
    processing fees                      221       196         403        367
  Insurance capital and
    investment gains                     123        73         271        210
  Mortgage investment and other income   279       177         515        307
  VW Settlement (1)                        -         -           -         88
  Gain on PAS merger (2)                   -       490           -        490
  Gain on sale of interest in
    Avis Europe (3)                        -       128           -        128
  Equity in net (losses) earnings
    of associates                        (28)       33         (33)        28
  Other                                  254       155         361        268
                                       -----     -----       -----      -----
    Total other income                $2,044    $2,218      $3,894     $3,822
                                       =====     =====       =====      =====

Other deductions
  Provision for financing losses         128      $127        $229       $257
  Insurance losses and loss
    adjustment expenses                  283       153         540        292
  Other                                  221        40         376         19
                                         ---      ----      ------       ----
    Total other deductions              $632      $320      $1,145       $568
                                         ===       ===       =====        ===
-----------------------
(1) During the 1997 first quarter, an agreement with Volkswagen A.G. (VW) that settled a civil lawsuit GM brought against VW resulted in a pre-tax gain of $88 million ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock), after deducting certain legal expenses.
(2) During the 1997 second quarter, Hughes and PanAmSat Corporation (PAS) completed the merger of their respective satellite service operations into a new publicly-held company which resulted in a one-time pre-tax gain of $490 million ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock).
(3) During the 1997 second quarter, the sale of GM's Europe's equity interest in Avis Europe resulted in a pre-tax gain of $128 million ($103 million after-tax or $0.14 per share of $1-2/3 par value common stock).

Note 10.  Segment Reporting

   Selected information regarding GM's operating segments follows:

                                           Operating Segments(a)

                         GM-NAO     Delphi(b)GMIO      GMAC     Hughes(c) Other     Total
                         ------     ------   ----      ----     ------    -----     -----
For the Three Months Ended:                     (in millions)

June 30, 1998
Net sales and revenues from
  external customers    $21,233    $1,592   $8,697     $  -     $1,366     $574   $33,462
Intersegment net sales
  and revenues              671     5,449      206        -          3   (6,329)        -
                        -------     -----   ------      ---     ------    -----    ------
Total net sales and
   revenues             $21,904    $7,041   $8,903     $  -     $1,369  $(5,755)  $33,462
                         ======     =====    =====      ===      =====    =====    ======

Net income (loss) (d)     $(196)      $84     $137     $365        $56     $(57)     $389
Segment assets (e)      $63,527   $23,215  $25,322     $  -    $12,347   $5,863  $130,274

June 30, 1997
Net sales and revenues from
  external customers    $25,621    $1,281   $9,276     $  -     $2,932     $631   $39,741
Intersegment net sales
  and revenues              202     5,497      435        -      1,334   (7,468)        -
                        -------     -----   ------      ---      -----    -----    ------
Total net sales
   and revenues         $25,823    $6,778   $9,711     $  -     $4,266  $(6,837)  $39,741
                         ======     =====    =====      ===      =====    =====    ======

Net income (loss) (d)      $474      $310     $488     $338       $542     $(54)   $2,098
Segment assets (e)      $66,976   $22,039  $25,181     $  -    $18,482   $8,018  $140,696

See notes on next page.


                                                          - 10 -

                                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                                                     (Unaudited)

Note 10:  Segment Reporting (concluded)

                                          Operating Segments(a)

                         GM-NAO    Delphi(b)  GMIO      GMAC     Hughes(c) Other     Total
                         ------    ------     ----      ----     ------    -----     -----
For the Six Months Ended:                          (in millions)
June 30, 1998
Net sales and revenues from
  external customers    $46,318    $3,110   $16,632     $  -     $2,651   $1,178   $69,889
Intersegment net sales
  and revenues            1,475    11,554       421        -          9  (13,459)        -
                        -------    ------   -------      ---   --------   ------    ------
Total net sales
  and revenues          $47,793   $14,664   $17,053     $  -     $2,660 $(12,281)  $69,889
                         ======    ======    ======      ===      =====   ======    ======

Net income (loss) (d)      $630      $347      $297     $714       $110    $(105)   $1,993

June 30, 1997
Net sales and revenues from
  external customers    $50,280    $2,486   $17,475     $  -     $5,698   $1,259   $77,198
Intersegment net sales
  and revenues              402    10,956       519        -      2,696  (14,573)        -
                        -------    ------   -------      ---      -----   ------    ------
Total net sales
  and revenues          $50,682   $13,442   $17,994     $  -     $8,394 $(13,314)  $77,198
                         ======    ======    ======      ===      =====   ======    ======

Net income (loss) (d)    $1,238      $490      $805     $710       $777    $(126)   $3,894

-------------------------
(a)Calculated with financing and insurance operations on an equity basis, which is the basis upon which such operations are evaluated.
(b)Includes Delco Electronics Corporation's assets as of June 30, 1998 and operating results for the periods ended June 30, 1998.
(c Represents  Hughes and former Hughes for the periods ended June 30, 1998 and
   1997, respectively. (d) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million and $30 million for the three months ended June 30, 1998 and 1997, respectively, and $11 million and $61 million for the six months ended June 30, 1998 and 1997, respectively, related to GM's acquisition of HAC. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(e)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $437 million and $2,663 million, for 1998 and 1997, respectively, related to GM's acquisition of HAC. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

Note 11.  Contingent Matters

     Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the Court of Appeals for the Federal Circuit (CAFC) reaffirmed earlier decisions in the Williams case and the award of $114 million in damages. The CAFC ruled that the conclusions previously reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. The U.S. Government petitioned the CAFC for a rehearing and was denied. Hughes is unable to estimate the duration of any further appeal effort by the U.S. Government. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this issue could result in a gain that would be material to the earnings of GM attributable to Class H common stock. In connection with the 1997 spin-off of Hughes Electronics Corporation's defense business and its subsequent merger with Raytheon Company, a process was agreed to among GM, Hughes and Raytheon for resolving disputes that might arise in connection with post-closing adjustments called for by the terms of the merger agreement. Such adjustments might call for a cash payment between Hughes and Raytheon. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another. If the dispute is not resolved by negotiation, the parties will proceed to an agreed upon form of binding arbitration under which either party may be required by arbitration to make a payment to the other. It is possible that Hughes may be

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                               (Unaudited)

Note 11.  Contingent Matters - concluded

required by arbitration to make a payment to Raytheon that would be material to Hughes. However, the amount of payment that might be required of either party is not determinable at this time. Hughes intends to vigorously oppose the adjustments Raytheon seeks. GM is subject to potential liability under government-regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations, and under these claims and actions, was not determinable at June 30,1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial statements.

Note 12.  Subsequent Event

     On August 3, 1998, GM and Delphi Automotive Systems jointly announced that the GM Board of Directors has approved in principle to proceed with a series of planned transactions that would result in Delphi becoming a fully independent, publicly traded company. It is currently expected that Delphi would be incorporated and then offer 15-20 percent of its common stock in an initial public offering during the first quarter of 1999. Later in the year, all of the Delphi shares held by GM would be distributed to holders of General Motors $1-2/3 par value common stock through one of the following transactions:

       -  A split-off transaction in which  Delphi  shares  would be offered in
          exchange   for  GM  $1-2/3  par  value   common  stock  to  those  GM
          stockholders who elected to participate in an exchange offer.

       - A spin-off transaction in which the shares of Delphi would be distributed to GM $1-2/3 par value common stockholders on a pro-rata basis.

       -  Some combination of the above.

     General Motors also plans to structure the separation to enable GM to preserve its current credit ratings, including GMAC's "Top Tier" commercial paper rating, and to allow Delphi to have an investment-grade credit rating that would be competitive with other major automotive components and systems suppliers. An initial public offering and either split-off or spin-off of Delphi common stock would be subject to the development of definitive separation terms, further corporate approvals and government actions, including receipt of a favorable Internal Revenue Service ruling that the separation would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No offer of Delphi securities will be made except by means of a prospectus. While an initial public offering of Delphi common stock is planned for the first quarter of 1999 and a full separation later in the year, it should be noted that due to the numerous uncertainties involved in these matters, there can be no assurance that an initial public offering or full separation will be completed as described or within the time periods outlined above.


                               * * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in the General Motors (GM) 1997 Annual Report on Form 10-K, as amended, (the "1997 Form 10-K"), the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1997, included as Exhibit 99 to the 1997 Form 10-K, the GMAC Annual Report on Form 10-K for the period ended December 31, 1997, the Hughes consolidated financial statements and MD&A for the period ended June 30, 1998, included as Exhibit 99 to this GM 1998 Quarterly Report on Form 10-Q, and the GMAC Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as basic.
   The disaggregated financial results for GM's automotive sectors (GM's North American Operations (GM-NAO), Delphi Automotive Systems (Delphi) and GM's International Operations (GMIO)) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different. Net profit margins presented in the MD&A represent net income as a percentage of net sales and revenues.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES


GM-NAO Financial Highlights

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      ------------------     -----------------
                                       1998      1997         1998       1997
                                      ------    ------       ------     ------
                                               (Dollars in Millions)
Net sales and revenues               $21,904   $25,823     $47,793    $50,682
                                      ------    ------      ------     ------

Pre-tax (loss) income                   (341)      683         861      1,810
Income tax (benefit) expense            (128)      225         251        603
Earnings of nonconsolidated affiliates    17        16          20         31
                                        ----      ----        ----     ------
    Net (loss) income                  $(196)     $474        $630     $1,238
                                         ===       ===         ===      =====

    Net profit margin                   (0.9)%     1.8%        1.3%       2.4%


Vehicle Unit Deliveries of Cars and Trucks - GM-NAO

                                         Three Months Ended June 30,
                                     1998                       1997
                          ------------------------     ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          --------  --    --------      --------  --    --------
                                            (Units in Thousands)
United States
  Cars                   2,333     750     32.1%       2,211     712     32.2%
  Trucks                 2,211     683     30.9%       1,891     540     28.5%
                         -----    ----                 -----   -----
    Total United States  4,544   1,433     31.5%       4,102   1,252     30.5%
Canada and Mexico          604     184     30.5%         525     162     30.9%
                           ---     ---                ------  ------
    Total North America  5,148   1,617     31.4%       4,627   1,414     30.6%
                         -----   -----                 -----   -----
Other (Central America,
Caribbean, Puerto Rico)     83      10     11.7%          66       8     12.7%
                         -----   -----                 -----   -----
     Total GM-NAO        5,231   1,627     31.1%       4,693   1,422     30.3%
                         =====   =====                 =====   =====

Wholesale Sales - GM-NAO

  Cars                             637                           807
  Trucks                           554                           616
                                 -----                         -----
    Total                        1,191                         1,423
                                 =====                         =====



                                         Six Months Ended June 30,
                                     1998                       1997
                          ------------------------     ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM   Industry
                          --------  --    --------      --------  --   --------
                                            (Units in Thousands)
United States
  Cars                   4,205   1,320     31.4%       4,237   1,351     31.9%
  Trucks                 3,960   1,206     30.5%       3,584   1,024     28.6%
                         -----   -----                  -----  -----
    Total United States  8,165   2,526     30.9%       7,821   2,375     30.4%
Canada and Mexico        1,055     313     29.7%         908     283     31.2%
                         -----     ---                 -----   -----
    Total North America  9,220   2,839     30.8%       8,729   2,658     30.4%
                         -----   -----                 -----   -----
Other (Central America,
Caribbean, Puerto Rico)    148      19     13.1%         125      16     12.9%
                         -----   -----                 -----   -----
  Total GM-NAO           9,368   2,858     30.5%       8,854   2,674     30.2%
                         =====   =====                 =====   =====


Wholesale Sales - GM-NAO
  Cars                           1,303                         1,597
  Trucks                         1,234                         1,236
                                 -----                         -----
    Total                        2,537                         2,833
                                 =====                         =====

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM-NAO Financial Review

   GM-NAO reported a net loss of $196 million for the 1998 second quarter compared with net income of $474 million in the prior year quarter. The decrease in net income was primarily due to lower production volumes associated with the work stoppages at two component plants in Flint, Michigan, as discussed below, and model change overs, combined with higher retail incentives ($1,703 per unit in the second quarter of 1998 compared with $1,060 per unit in the second quarter of 1997), partially offset by material and structural cost savings. Net income for the six months ended June 30, 1998 totaled $630 million compared with $1.2 billion for the prior year six month period. The decrease in net income for the first six months of 1998 was primarily due to the current year's work stoppages and higher retail incentives, partially offset by material and structural cost savings and an improved product mix.
   Members of United Auto Workers Locals 659 and 651 in Flint, Michigan ceased production at two component plants on June 5 and June 11, 1998, respectively. Work stoppages at both facilities were resolved July 28, 1998 when tentative agreements were reached. Both agreements were ratified by the rank and file July 29, 1998. Operations began to ramp-up to normal production levels July 30, 1998. GM estimates that the work stoppages in Flint have had an aggregate unfavorable after-tax impact of $1.2 billion, or $1.79 per share of GM $1-2/3 par value common stock, during the 1998 second quarter that resulted from a loss of 227,000 units of production. The above estimated unfavorable after-tax impact represents the combined effects for GM-NAO (through June 30,1998 - $890 million) and Delphi (through June 30,1998 - $290 million). GM estimates that an additional loss of 318,000 units of production occurred from the beginning of the third quarter 1998 to the point in which normal production levels were resumed. The third quarter loss of production has had an estimated aggregate unfavorable after-tax impact of $1.65 billion, representing the combined effects for GM-NAO ($1.3 billion) and Delphi ($350 million). The above estimated unfavorable after-tax impacts do not take into account the effect of possible recoveries that may occur through production increases that GM is likely to pursue at various facilities in future periods.
   Local union members in Oklahoma City, Oklahoma, and Pontiac, Michigan, ceased production at two assembly plants on April 4 and April 22, 1997, respectively, where new local union agreements had not been completed. The work stoppages in Oklahoma City and Pontiac, which ended on May 27, 1997 and July 21, 1997, respectively, resulted in a loss of 96,000 units of production which had an aggregate unfavorable after-tax impact of approximately $490 million, or $0.67 per share of $1-2/3 par value common stock, on the 1997 second quarter results. The above estimated unfavorable after-tax impact represents the combined effects for GM-NAO ($375 million) and Delphi ($115 million).
   Net sales and revenues for the 1998 second quarter were $21.9 billion, which represented a decrease of approximately $3.9 billion or 15.2% compared with the prior year quarter. Excluding the effect of the current and prior year work stoppages, GM-NAO's production volumes would have decreased approximately 156,000 units. This decrease is attributable to the start-up of the GMT-800 and the ramp-up of the high volume Grand Am and Alero. Net sales and revenues for the six months ended June 30, 1998 totaled $47.8 billion, which represented a decrease of approximately $2.9 billion or 5.7% compared with the prior year six month period. This decrease in net sales and revenues resulted from lower wholesale sales volumes primarily due to the work stoppages previously discussed and the start-up of the above mentioned models, partially offset by a favorable mix.
   Pre-tax income in the second quarter of 1998 decreased by $1.0 billion compared with the prior year quarter primarily due to lower wholesale sales volumes and higher retail incentives, partially offset by material and structural cost savings. Pre-tax income for the six months ended June 30, 1997 decreased by approximately $949 million over the prior year period primarily due to decreased wholesale sales volumes and higher retail incentives, partially offset by material and structural cost savings and favorable product mix.
   GM vehicle deliveries in North America were 1,617,000 in the 1998 second quarter, which represented a market share of 31.4% compared with 30.6% in the prior year quarter. The increase in market share was primarily due to improved consumer acceptance of GM's products, including newly introduced models. GM's North American market share for the six months ended June 30, 1998 was 30.8% compared with 30.4% in the prior year period. Market penetration will be affected in the second half of 1998 depending on the duration of the above mentioned work stoppages.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Highlights

                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                                -----------------       --------------------
                                      Adjusted Reported       Adjusted Reported
                               1998(1) 1997(1)  1997   1998(1) 1997(1)  1997
                               ----    ------- ------- ----    ------- -------
                                               (Dollars in Millions)
Net sales and revenues        $7,041  $8,190 $6,778  $14,664  $16,185  $13,442
                               -----   -----  -----   ------   ------   ------

Pre-tax income                    84     620    468      460      991      705
Income taxes                      20     228    170      140      351      242
Minority interests                 3       5      5        3       6        6
Earnings of nonconsolidated
   affiliates                     17      10      7       24       25       21
                                  --    ----    ---      ---     ---      ---
    Net income                   $84    $407   $310     $347     $671     $490
                                  ==     ===    ===      ===      ===      ===

    Net profit margin            1.2%    5.0%   4.6%     2.4%     4.1%     3.6%

(1)Amounts have been adjusted to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occured in December 1997. The 1998 and adjusted 1997 amounts include the results of Delco Electronics (Delco).

Delphi Financial Review

   Delphi reported net income of $84 million for the 1998 second quarter compared with $407 million of income in the adjusted prior year quarter. The 1998 second quarter net income decreased primarily due to lower production volume at GM-NAO related to the current year work stoppages previously discussed. Excluding the $290 million and $115 million after-tax effect of the work stoppages in the second quarters of 1998 and 1997, respectively, Delphi's second quarter adjusted income decreased by $148 million or 28.4%. This decrease is primarily due to decreases in GM-NAO's production volumes due to model changes, competitive pressures leading to price reductions to Original Equipment Manufacturer (OEMs) customers and the economic downturn in Asia and Latin America, partially offset by significant progress in manufacturing performance and a reduction in material costs. Net income for the six months ended June 30, 1998 decreased to $347 million compared with $671 million of income for the adjusted prior year six month period. The decrease in income for the first six months of 1998 is primarily due to the unfavorable impact of the work stoppages and the other factors referred to above.
   Net sales and revenues for the 1998 second quarter were $7.0 billion, a decrease of approximately $1.1 billion or 14.0% compared with adjusted sales and revenues for the prior year quarter. This decrease was primarily due to work stoppages, additional decreases in GM-NAO's production volumes due to model changes and pricing pressures from customers. Delphi's 1998 second quarter sales to customers outside the GM-NAO vehicle groups represented approximately 35% of total sales, including all joint ventures. After adjusting for the work stoppages in 1998 and 1997, this is an increase of two percentage points over the same period in 1997. Net sales and revenues for the six months ended June 30, 1998 totaled $14.7 billion, compared with $16.2 billion adjusted sales and revenue in the prior year six month period. The decrease in sales and revenues for the first six months of 1998 was primarily due to work stoppages, additional decreases in GM-NAO's production volumes, pricing reductions to OEM's during the period and the economic downturn in Asia and Latin America.
   Pre-tax income in the second quarter of 1998 decreased by $536 million compared with the prior year quarter. Pre-tax income for the six months ended June 30, 1997 decreased to $460 million from the prior year adjusted amount of $991 million. These decreases are primarily due to decreases in GM-NAO's production volumes due to the work stoppages and model change-over, competitive pressures that resulted in price reductions to customers and the financial turmoil in Asia and Latin America partially offset by strong progress in manufacturing performance and a reduction in material costs.
   Delphi is the principal supplier of automotive components and systems to GM-NAO. Delphi's sales of automotive components and systems today is highly dependent on GM's production of vehicles in North America, the level of Delphi-supplied content per GM-NAO vehicle, the price of such automotive components and systems, and the competitiveness of Delphi's product offerings. Delphi's strategy is to reduce its dependence on GM-NAO sales by growing its automotive components and systems sales globally and by expanding its non-GM-NAO sales base in North America. In addition, the global automotive components and systems market is highly competitive which has led Delphi to refine its strategy to focus on profitable growth, as well as increased market share through technology leadership, quality, cost control and responsiveness. On August 3, 1998, GM and Delphi Automotive Systems jointly announced that the GM Board of Directors has approved in principle to proceed with a series of planned transactions that would result in Delphi becoming a fully independent, publicly traded company. The transactions would include the incorporation of Delphi and then an offering of 15-20 percent of its common stock in an initial public offering during the first quarter of 1999. Later in the year, all of the Delphi shares held by GM would be distributed to share holders of $1-2/3 par value common stock through a tax-free spin-off, split-off or some combination of both. Additional information regarding these planned transactions is included in Note 12 to the June 30, 1998 GM consolidated financial statements.
                                 - 16 -


                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Review (concluded)

   In response to the increasingly competitive automotive components and systems market, Delphi continuously reviews competitiveness of its operations, growth opportunities, and its strategy of increasing market share through technology leadership, quality, cost control, and responsiveness. Consistent with this practice, during the third quarter of 1997, Delphi initiated steps to effect the sale of its lighting, coil springs, and seating businesses. These businesses, with combined revenues of approximately $2 billion and global employment of over 11,000 are not core to Delphi's strategic growth objectives. Delphi continues to negotiate with prospective buyers for these businesses, and expects that the sale of one or all of these businesses could be concluded during the third quarter of 1998. In connection with the possible consummation of such transactions, management would expect to record an aggregate charge against earnings, the amount of which is currently not estimable.

             GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO Financial Highlights

                                      Three Months Ended      Six Months Ended
                                          June 30,                  June 30,
                                      ------------------     ------------------
                                       1998       1997        1998        1997
                                      ------     ------      ------    --------
                                              (Dollars in Millions)
Net sales and revenues                $8,903    $9,711     $17,053    $17,994
                                       -----     -----      ------     ------

Pre-tax income                           265       727         478      1,200
Income taxes                             123       233         195        397
Minority interests                         1         7           -         10
Earnings (loss) of nonconsolidated
   affiliates                             (6)      (13)         14         (8)
                                         ---       ---         ---       ----
Net income
  GM Europe                              124       312         223        461
  Other International                     13       176          74        344
                                        ----       ---        ----        ---
    Total net income                    $137      $488        $297       $805
                                         ===       ===         ===        ===

    Net profit margin                    1.5%       5.0%        1.7%      4.5%


Vehicle Unit Deliveries of Cars and Trucks - GMIO

                                       Three Months Ended June 30,
                                       ---------------------------
                                    1998                       1997
                          -----------------------      -----------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM   Industry      Industry   GM   Industry
                          --------  --   --------      --------   --   --------
                                             (Units in Thousands)
International
Europe                      4,925   456    9.3%          4,727    492   10.4%
Latin America, Africa and
  the Middle East           1,083   184    7.0%          1,128    188   16.7%
Asia and Pacific            2,571   110    4.3%          3,100    125    4.0%
                            -----   ---                  -----    ---
Total International         8,579   750    8.7%          8,955    805    9.0%
                            =====   ===                  =====    ===

Wholesale Sales - GMIO

  Cars                              721                           630
  Trucks                            146                           198
                                    ---                           ---
    Total                           867                           828
                                    ===                           ===



                                         Six Months Ended June 30,
                                         -------------------------
                                   1998                          1997
                          -----------------------      ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM   Industry      Industry   GM   Industry
                          --------  --   --------      --------   --   --------
                                            (Units in Thousands)
International
Europe                      9,899   948   9.6%          9,199    957    10.4%
Latin America, Africa and
  the Middle East           2,052   360  17.5%          2,093    350    16.7%
Asia and Pacific            5,540   230   4.1%          6,911    306     4.4%
                            -----   ---                 -----   ----
  Total International      17,491 1,538   8.8%         18,203  1,613     8.9%
                           ====== =====                ======  =====

Wholesale Sales - GMIO

  Cars                            1,258                        1,180
  Trucks                            323                          423
                                   ----                       ------
    Total                         1,581                        1,603
                                  =====                        =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMIO Financial Review

   GMIO's 1998 second quarter net income was $137 million or 1.5% of net sales and revenues compared with $488 million or 5.0% of net sales and revenues in the prior year quarter. This decrease in 1998 second quarter net income was primarily due a special charge related to work schedule modifications at Opel Belgium and lower wholesale sales volumes particularly in Europe associated with the start-up of the new Astra. Additionally, the second quarter 1997 included a gain related to the sale of GM Europe's (GME) interest in Avis Europe. Net income for the six months ended June 30, 1998 totaled $297 million compared with $805 million for the prior year period. The decrease in net income for the first six months of 1998 was primarily due to lower net income for GME and LAAMO.
   Pre-tax income for the 1998 second quarter was $265 million compared with $727 million in the prior year quarter with the decrease primarily due a special charge related to work schedule modifications at Opel Belgium and lower wholesale sales volumes especially in Europe related to the start-up of the new Astra and a gain on the sale of GME's interest in Avis Europe in the second quarter 1997.
   Net sales and revenues for the 1998 second quarter decreased by 8.3% to $8.9 billion compared with $9.7 billion in the prior year quarter. The decreased net sales and revenues in the 1998 second quarter mainly reflected lower wholesale sales volumes in Europe and the impact of translating foreign currencies against a stronger U.S. dollar. Net sales and revenues for the six months ended June 30, 1998 totaled $17.1 billion, which represented a decrease of $941 million or 5.2% compared with the prior year six month period.
   Net income for GME totaled $124 million in the 1998 second quarter compared with $312 million in the prior year quarter. Net income for GME for the six months ended June 30, 1998 decreased $238 million compared with the prior year period. The lower net income for the three and six months ended June 30, 1998 was due primarily to a special charge related to work schedule modifications at Opel Belgium and lower wholesale sales volumes associated with the Astra start-up and introduction. Additionally, 1997 included a gain related to the sale of GME's interest in Avis Europe.
   Net income from the remainder of GMIO's operations, which include the Latin American and Asia and Pacific Operations, totaled $13 million in the second quarter of 1998 compared with $176 million in the prior year quarter. The decreased 1998 second quarter net income resulted primarily from the impact of the economic downturn in the Asia-Pacific region and its subsequent effect on Latin America. Net income from the remainder of GMIO's operations for the six months ended June 30, 1998, totaled $73 million compared with $344 million in the prior year period, primarily reflecting lower net income in Latin America.

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

General Motors Acceptance Corporation (GMAC) Financial Highlights

                                       Three Months Ended   Six Months Ended
                                          June 30,              June 30,
                                      -------------------  -------------------
                                        1998     1997         1998      1997
                                        ----     ----         ----      ----
                                                (Dollars in Millions)
Financing revenue
  Retail and lease financing            $950     $890       $1,852    $1,830
  Operating leases                     1,809    1,817        3,594     3,619
  Wholesale and term loans               446      470          865       903
                                      ------   ------       ------    ------
    Total automotive financing revenue 3,205    3,177        6,311     6,352
Interest and discount                  1,455    1,312        2,839     2,578
Depreciation on operating leases       1,161    1,154        2,339     2,312
                                       -----    -----        -----     -----
    Net automotive financing revenue     589      711        1,133     1,462
Insurance premiums earned                480      306          951       612
Mortgage revenue                         500      372          918       673
Other income                             337      237          668       562
                                      ------   ------       ------    ------
    Net financing revenue and other    1,906    1,626        3,670     3,309
Expenses                               1,378    1,043        2,627     2,096
                                       -----    -----        -----     -----
Pre-tax income                           528      583        1,043     1,213
Income tax expense                       163      245          329       503
                                         ---      ---          ---       ---
    Net income                          $365     $338         $714      $710
                                         ===      ===          ===       ===

Net income from automotive financing
   operations                           $288     $245         $534      $502
Net income from insurance operations      54       42          134       121
Net income from mortgage operations       23       51           46        87
                                        ----     ----         ----      ----
    Net income                          $365     $338         $714      $710
                                         ===      ===          ===       ===

Return on average equity (1)            15.8%    16.1%        15.8%     17.0%


------------------------
(1) Return on average equity represents net income as a percentage of average stockholder's equity outstanding for each month in the period.

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   Consolidated net income for the second quarter and first six months of 1998 increased by 8% and 1% compared to the same periods during 1997. Earnings were 18% higher from automotive financing operations during the second quarter of 1998, compared to the same period in 1997, primarily as a result of an increase in retail financing volumes and a lower effective income tax rate, partially offset by lower net financing margins.
   Earnings from insurance operations increased by 28% during the second quarter of 1998, compared to the same period during 1997. Earnings were higher due to increased capital gains, partially offset by higher weather-related losses on dealership inventory coverages.
   Net income from mortgage operations during the second quarter was $28 million lower than the second quarter of 1997. The decline is the result of the effect of higher than anticipated prepayment speeds, primarily on interest-only products.
   During the three months ended June 30, 1998, GMAC financed 36.5% of new GM vehicles delivered in the U.S., up from 24% during the same period last year. Penetration for the first six months of 1998 was 35.7% compared with 25% for the same 1997 period. Increased retail incentive programs sponsored by GM resulted in the higher retail financing penetration.
   U.S. wholesale inventory financing was provided on 643,000 and 1,367,000 new GM vehicles during the respective three and six month periods ended June 30, 1998, compared with 831,000 and 1,672,000 during the same 1997 periods. This financing represented 63.1% and 67.8% of GM's U.S. vehicle sales to dealers during the first six months of 1998 and 1997, respectively. Increased competitive market conditions led to the decline in wholesale penetration levels. The reduction in wholesale financing volume is primarily a result of the work stoppages at two GM component plants previously discussed. The continuation of the work stoppages through the settlement reached on July 28, 1998 will have a significant unfavorable effect on the number of wholesale units financed by GMAC in the third quarter of 1998.
   Automotive financing revenue totaled $3.2 billion and $6.3 billion in the second quarter and first six months of 1998, respectively, relatively unchanged from $3.2 billion and $6.4 billion for the comparable periods in 1997. Higher retail financing revenues were offset by a decline in wholesale revenues principally as a result of the GM work stoppage-related reduction in wholesale receivable balances. To the extent that work stoppages continued to disrupt GM's production and shipment of vehicles through the settlement reached on July 28, 1998, the resulting decline in revenues will have a continuing impact on GMAC's results of operations in the third quarter of 1998.
   GMAC's worldwide cost of borrowing for the second quarter and first six months of 1998 averaged 6.02% and 6.05%, respectively, a decrease of 29 and 23 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.92% and 6.00% for the second quarter and first six months of 1998, compared to 6.38% and 6.35% for the respective periods in 1997. The lower average borrowing costs for the first six months of 1998 are the result of lower long-term interest rates and a greater proportion of floating rate debt compared to fixed rate debt.
   Insurance premiums earned, mortgage revenue and other income totaled $1.3 billion and $2.5 billion for the second quarter and six months ended June 30, 1998, respectively, compared to $915 million and $1.8 billion during the comparable 1997 periods. The increase during the first six months of 1998 compared to the same period in 1997 corresponds with higher insurance premiums and investment income resulting from the acquisition of Integon by GMAC Insurance Holdings, Inc. (GMACI) in October 1997, as well as an increase in mortgage investment income and higher capital gains for insurance operations.
   Consolidated salaries and other operating expenses totaled $855 million and $1.6 billion for the second quarter and first six months of 1998, respectively, compared to $675 million and $1.4 billion for the comparable periods last year. The increase is mainly attributable to the acquisition of Integon by GMACI and continued growth at GMAC Mortgage Group, Inc. (GMACMG).
   Annualized net retail losses were 0.73% and 0.88% of total average serviced automotive receivables during the second quarter and first six months of 1998, respectively, compared to 1.28% and 1.35% for the same periods last year. The provision for credit losses totaled $229 million and $257 million for the six month periods ended June 30, 1998 and 1997, respectively. The decline in the provision is primarily attributable to lower credit losses resulting from tightened credit standards.
   The effective income tax rate for the first six months of 1998 was 31.5%, compared to 41.5% for the same period last year. The decrease in the effective tax rate can be attributed to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -------------------    ------------------
                                        1998    1997(1)       1998     1997(1)
                                      -------  -------       ------    -------
                                  (Dollars in Millions Except Per Share Amounts)
Revenues
  Product sales                         $763     $739        $1,455    $1,423
  Direct broadcast, leasing and
    other services                       606      412         1,205       752
                                      ------   ------         -----    ------
    Total revenues                     1,369    1,151         2,660     2,175
Income from continuing operations
    before income taxes and
    minority interests                    65      519           144       525
Income taxes                              23      208            55       210
Minority interests                         9        8            10        22
Income from discontinued operations,
   net of taxes                            -        -             -         1
                                         ---      ---           ---       ---
    Net income                           $51     $319           $99      $338
                                          ==      ===            ==       ===

    Earnings used for computation of
      Available Separate Consolidated
      Net Income (2)                     $56     $324          $110      $348
                                          ==      ===           ===       ===

    Earnings per share attributable
      to Class H common stock (3)      $0.14    $0.81         $0.27     $0.87



----------------

(1)The 1997 amounts presented relate only to the results of the telecommunications and space businesses of former Hughes. See Hughes Financial Review for further discussion.
(2)Excludes amortization of GM purchase accounting adjustments of $5 million for the second quarters of 1998 and 1997 and $11 million for the six-month periods ended June 30, 1998 and 1997 related to GM's acquisition of HAC in 1985.
(3)The 1997 amounts are presented on a pro forma basis to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. See Hughes Financial Review for further discussion.

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   On December 17, 1997, GM and former Hughes completed a series of transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes (consisting of the defense electronics, automotive electronics and telecommunications and space businesses). The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, the transfer of Delco from former Hughes to Delphi, and the recapitalization of Class H common stock into a new GM tracking stock, Class H common stock, that is linked to the remaining telecommunications and space businesses of Hughes. The Hughes Transactions were followed immediately by the merger of Hughes Defense with Raytheon Company. The 1997 amounts presented for Hughes relate only to the telecommunications and space businesses of former Hughes.
   For 1997, earnings per share attributable to Class H common stock is presented on a pro forma basis. Prior to the Hughes Transactions, such amounts were calculated based on the financial performance of former Hughes. Since the financial statements for 1997 relate only to the telecommunications and space businesses of former Hughes, they do not reflect the earnings attributable to the former Class H common stock on a historical basis. The pro forma presentation, therefore, presents the financial results which would have been achieved for 1997 relative to the Class H common stock based solely on the performance of the telecommunications and space businesses of former Hughes.
   In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat for $851 million in cash, increasing Hughes' ownership interest in PanAmSat to 81%.
   Hughes Electronics reported net income of $51 million for the second quarter of 1998 compared with last year's $1 million, and $99 million for the first six months of 1998 compared with $20 million in the same period of 1997. 1997 net income excludes the $318 million after-tax gain ($0.80 per share of Class H common stock) recognized in connection with the May 1997 PanAmSat merger. Excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC and the 1997 $318 million after-tax gain, Hughes' earnings used for computation of available separate consolidated net income was $56 million and $6 million for the second quarters of 1998 and 1997, respectively, and $110 million and $30 million for the six months ended June 30, 1998 and 1997, respectively. Earnings per share on the same basis increased to $0.14 for the second quarter of 1998 versus pro forma earnings per share of $0.01 for the same period in 1997. Earnings per share on the same basis increased to $0.27 for the first six months of 1998 versus pro forma earnings per share of $0.07 in 1997. The increases were principally due to record DIRECTV subscriber growth through June, continued strong performance in the satellite services segment resulting from the PanAmSat merger, and higher commercial satellite sales.
   Second quarter 1998 revenues increased 18.9% to $1.4 billion compared with $1.2 billion in the second quarter of 1997. Revenues for the first six months of 1998 increased 22.3% to $2.7 billion compared with $2.2 billion in the first half of 1997. The 1998 increase in revenues compared to the same periods in 1997 resulted from an increase in the Direct-To-Home Broadcast segment due to strong subscriber growth and average monthly revenues per subscriber, as well as low subscriber churn rates; an increase in the Satellite Services segment primarily from the May 1997 PanAmSat merger and increased operating lease revenues for video, data and Internet-related services; and, an increase in the Satellite Manufacturing segment which resulted principally from higher commercial satellite sales.
   Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, increased 36.5% for the second quarter of 1998 to $78 million, compared with $57 million in the second quarter of 1997 and increased 79.0% for the first six months of 1998 to $162 million from $90 million for the same period in 1997. The increases were primarily due to the above noted increases in revenue. Second quarter operating profit margin on the same basis increased to 5.7% from 5.0% in 1997 and increased to 6.1% in the first half of 1998 compared with 4.2% in the first half of 1997. The increased operating profit margin resulted primarily from increases in subscribers in the Direct-To-Home Broadcast segment, and the May 1997 PanAmSat merger and increased operating leases revenues in the Satellite Services segment.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   To  facilitate  analysis,  the  following  sections  present  GM's  financial
statements  with  its  financing  and  insurance  operations   (primarily  GMAC)
reflected on an equity basis.

Consolidated Statements of Income With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                      Three Months Ended      Six Months Ended
                                          June 30,                 June 30,
                                      ------------------      -----------------
                                       1998      1997         1998       1997
                                       ----      ----         ----       ----
                                               (Dollars in Millions)
Net sales and revenues               $33,462   $39,741     $69,889    $77,198
                                      ------    ------      ------     ------

Costs and expenses
Cost of sales and other operating charges,
  exclusive of items listed below 28,619 32,998 58,942 64,102 Selling, general, and administrative
  expenses                             3,421     3,290       6,281      6,174
Depreciation and amortization expenses 1,727     1,918       3,410      3,797
                                      -------  -------      ------    -------
  Total costs and expenses            33,767    38,206      68,633     74,073
                                      ------    ------      ------     ------

Operating (loss)  income                (305)    1,535       1,256      3,125
Other income less income deductions      654     1,330       1,236      2,069
Interest expense                         322       219         577        438
                                       -----    ------      ------     ------
Income before income taxes, minority
  interests, and earnings of
  nonconsolidated affiliates              27     2,646       1,915      4,756
Income taxes                              10       909         651      1,639
                                          --    ------      ------      -----
Income before minority interests and earnings
  of nonconsolidated affiliates           17     1,737       1,264      3,117
Minority interests                         7        18           3         37
Earnings of nonconsolidated affiliates   365       343         726        740
                                         ---    ------      ------     ------
  Net income                            $389    $2,098      $1,993     $3,894
                                         ===     =====       =====      =====

  Net profit margin                      1.2%      5.3%        2.9%       5.0%


Results of Operations With Financing and Insurance Operations on an Equity Basis

   In the second quarter of 1998, GM's net income totaled $389 million or $.54 per share of $1-2/3 par value common stock, compared to $2.1 billion or $2.68 per share of $1-2/3 par value common stock. GM's net income for the six months ended June 30, 1997 was $2.0 billion, or $2.88 per share of $1-2/3 par value common stock, compared with $3.9 billion, or $4.98 per share of $1-2/3 par value common stock, for the first six months ended June 30, 1996. GM's 1998 and 1997 net income included $1.2 billion and $490 million after-tax unfavorable impact from the previously discussed work stoppages. The decreases in net income are primarily due to the economic downturn in Asia and Latin America and the Hughes Transactions.
   Highlights of financial performance by GM's major business sectors for the three months and six months ended June 30 were as follows (in millions):

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    -----------------
                                       1998       1997       1998        1997
                                      ------     ------     ------      -----
  GM-NAO                             $(196)       $474      $630      $1,238
  Delphi                                84         310       347         490
  GMIO                                 137         488       297         805
  GMAC                                 365         338       714         710
  Hughes                                56         542       110         777
  Other                                (57)        (54)     (105)       (126)
                                      ----         ---     -----       -----
     Net Income                       $389      $2,098    $1,993      $3,894
                                       ===       =====     =====       =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Results of Operations With Financing and Insurance Operations on an Equity Basis (concluded)

   Reference should be made to the GM sectors' financial reviews that are presented on pages 12 through 24 and incorporated by reference to supplement the information presented herein.
   Second quarter 1998 net sales and revenues were $33.5 billion, which represented a decrease of $6.3 billion compared with the prior year quarter. Net sales and revenues for the six months ended June 30, 1998 were $69.9 billion compared with $77.2 billion for the first six months of 1997. These decreases in net sales and revenues for the second quarter and the first six months were primarily due to the spin-off of Hughes Defense and lower wholesale sales volumes in North America due to the work stoppages previously discussed.
   The gross margin percentage for the 1998 second quarter was 14.5% compared with 17.0% in the prior year quarter. The gross margin percentage for the six months ended June 30, 1998 was 15.7%, compared with 17.0% for the first six months of 1997. The decreases in the gross margins primarily resulted from the decrease in wholesale sales volumes and higher sales incentives in North America.
   Cost of sales and other operating charges decreased to $28.6 billion in the second quarter and $59.0 billion for the first six months of 1998 compared with $33.0 billion and $64.1 billion, respectively. These decreases were primarily due to the spin-off of Hughes Defense and lower wholesale sales volumes in North America due to the work stoppages and model change-overs previously discussed. Depreciation and amortization expenses decreased by $191 million and $387 million in the second quarter of 1998 and for the six months ended June 30, 1998, respectively, primarily due to a reduction in tool amortization at GM-NAO as a result of the previously reported competitiveness studies at GM.
   Other income less income deductions decreased to $654 million for the 1998 second quarter compared with $1.3 billion in the prior year quarter primarily due to a $490 million pre-tax gain ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock) related to the merger of the satellite service operations of Hughes and PanAmSat(PAS) and a $128 million pre-tax gain ($103 million after-tax or $0.14 per share of $1-2/3 par value common stock) related to the sale of GME's equity interest in Avis Europe in the second quarter of 1997. Other income less income deductions for the six months ended June 30, 1998 was $1.2 billion compared with $2.1 billion for the first six months of 1997. This decrease is primarily due to the previously discussed second quarter 1997 gains and an $88 million pre-tax gain ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock) related to an agreement in the first quarter of 1997 with Volkswagen A.G. (VW) that settled a civil lawsuit which GM brought against VW.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                            June 30,    Dec. 31,      June 30,
                                             1998         1997         1997
                                            -------     -------       -------
                                                    (Dollars in Millions)
                           ASSETS

Cash and cash equivalents                  $8,637       $10,685       $10,855
Other marketable securities                   477         3,826         4,062
                                           ------       -------       -------
  Total cash and marketable securities      9,114        14,511        14,917
Accounts and notes receivable
  (less allowances)
  Trade                                     4,617         5,164         5,887
  Nonconsolidated affiliates                1,721           836         1,478
Inventories (less allowances)              11,942        12,102        13,528
Equipment on operating leases
  (less accumulated depreciation)           4,754         4,677         4,047
Deferred income taxes and other             6,069         6,278         5,425
                                          -------       -------       -------
    Total current assets                   38,217        43,568        45,282
Equity in net assets of nonconsolidated
  affiliates                               11,091        10,164        10,061
Deferred income taxes                      20,399        20,721        19,692
Other investments and miscellaneous assets 13,803        13,564        13,586
Property - net                             35,293        33,914        37,211
Intangible assets -net                     11,471        10,752        14,864
                                         --------      --------      --------
    Total assets                         $130,274      $132,683      $140,696
                                          =======       =======       =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $10,230       $12,474       $11,235
Loans payable                               1,850           656         1,281
Accrued expenses and customer deposits     31,956        33,459        31,431
                                           ------        ------        ------
    Total current liabilities              44,036        46,589        43,947
Long-term debt                              7,097         5,491         5,967
Capitalized leases                            178           185           188
Postretirement benefits other than
  pensions                                 37,535        38,388        41,393
Pensions                                    4,780         4,271         5,822
Other liabilities and deferred
  income taxes                             20,192        19,336        18,230
                                         --------      --------      --------
    Total liabilities                     113,818       114,260       115,547
                                          -------       -------       -------
Minority interests                            538           695           716
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely
  junior subordinated debentures of
  General Motors
    Series D                                   79            79             -
    Series G                                  143           143             -
Redeemable preferred stock of subsidiary        -             -           402
Stockholders' equity                       15,696        17,506        24,031
                                         --------      --------      --------
    Total liabilities and stockholders'
      equity                             $130,274      $132,683      $140,696
                                          =======       =======       =======

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis

   GM's cash and marketable securities totaled $9.1 billion at June 30, 1998, compared with $14.5 billion at December 31, 1997 and $14.9 billion at June 30, 1997. The decrease in cash and marketable securities from June 30, 1997 and December 31, 1997 to June 30, 1998 was primarily due to the work stoppages previously mentioned and approximately $2.6 billion in cash used in 1998 to acquire 38.4 million shares of $1-2/3 par value common stock under the stock repurchase program announced in August 1997, a $1.5 billion contibution to a VEBA trust and a $1.1 billion pension contribution. Stock repurchases have been temporarily suspended as part of GM's cash conservation initiatives due to the work stoppages.
   During the second quarter of 1998, loans payable and long-term debt increased to $9.0 billion at June 30, 1998 from balances of $6.1 billion and $7.2 billion at December 31, 1997 and June 30, 1997, respectively. The increases were primarily due to issuances of commercial paper and an increase in long-term debt to fund a VEBA. Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases was $(11) million at June 30, 1998, compared with $8.2 billion at December 31, 1997 and $7.5 billion at June 30, 1997.

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis (concluded)

   Book value per share of $1-2/3 par value common stock decreased to $20.90 at June 30, 1998, from $22.26 at December 31, 1997 and $29.99 at June 30, 1997.
Book value per share of Class H common stock increased to $12.54 at June 30, 1998, from $13.36 at December 31, 1997 and $14.99 at June 30, 1997.

Liquidity and Capital Resources for GMAC

   At June 30, 1998, GMAC owned assets and serviced automotive receivables totaling $124.8 billion, $3.6 billion above year-end 1997, and $13.1 billion above June 30, 1997. The higher balance compared to year-end 1997 predominantly reflects increases in retail earning assets partially offset by a decline in off-balance sheet wholesale serviced assets.
   Earning assets totaled $108.8 billion at June 30, 1998, compared to $104.5 billion and $100.9 billion at December 31 and June 30, 1997, respectively. The change from year-end 1997 is principally the result of a $2.2 billion increase in receivables due from GM as well as $1.8 billion and $1.7 billion increases in net finance receivables and operating lease assets, respectively, partially offset by a $1.2 billion decrease in real estate mortgages held for sale.
   Finance receivables serviced by GMAC, including sold receivables, totaled $73.4 billion at June 30, 1998, $65 million below December 31, 1997 levels and $3.2 billion above June 30, 1997 levels. Retail receivables were $4.4 billion higher than year-end 1997, a direct result of increased retail incentive programs sponsored by GM. On-balance sheet wholesale receivables declined $3.3 billion during the same period due to the GM work stoppages. Also contributing to the change, off-balance sheet serviced wholesale receivables decreased $1.6 billion, attributable to the scheduled wind down of a revolving wholesale trust and the effects of the work stoppages.
   Consolidated  operating  lease  assets,  net of  depreciation,  totaled $27.6 billion at June 30, 1998, reflecting an increase of $1.7 billion over both December 31 and June 30, 1997 periods. The increase from year-end 1997 is primarily attributable to additional GM sponsored lease incentive programs in the U.S. during the first six months of 1998.
   Investments in securities at June 30, 1998 totaled $7.9 billion, compared with $7.9 billion and $5.5 billion at December 31 and June 30, 1997, respectively. The increase from June 1997 to June 1998 is principally the result of continued growth at GMACMG and the acquisition of Integon by GMACI.
   GMAC's due and deferred from receivable sales (net) totaled $240 million at June 30, 1998, compared with $691 million and $635 million at December 31 and
June 30, 1997, respectively. The significant decline in the June 30, 1998 balance was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group (S&P) in January 1998, which eliminated the requirement to segregate and hold in trust the collections on sold receivables.
   As of June 30, 1998, GMAC's total borrowings were $88.3 billion, compared with $86.7 billion and $82.5 billion at December 31, 1997 and June 30, 1997, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at June 30, 1998 was 9.5:1, compared to 9.9:1 at December 31, 1997 and 9.7:1 at June 30, 1997.
Continuing to utilize its asset securitization program, GMAC sold additional retail finance receivables totaling $1.6 billion (net) during the second quarter of 1998.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $40.7 billion at June 30, 1998, compared to $39.8 billion at year-end 1997 and $40.2 billion at June 30, 1997. The unused portion of these credit lines totaled $31.9 billion at June 30, 1998, $1.5 billion and $370 million higher than December 31 and June 30, 1997, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and an $11.5 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.
   Effective April 23, 1998, Moody's Investors Service increased the rating of GMAC's senior debt from A3 to A2. The increase in the rating was closely related to the improved financial condition of GM. Effective August 3, 1998, S&P affirmed its current ratings on GMAC and revised its outlook on GMAC from stable to negative.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows With Financing and Insurance Operations on an Equity Basis (Unaudited)
                                                             Six Months Ended
                                                                  June 30,
                                                             ----------------
                                                             1998       1997
                                                             ----       ----
                                                          (Dollars in Millions)

Net cash provided by operating activities                  $1,166      $7,582
                                                            -----       -----

Cash flows from investing activities
  Expenditures for property                                (4,369)     (4,070)
  Investments in companies, net of cash acquired           (1,322)     (1,652)
  Investments in other marketable securities
    - acquisitions                                         (4,984)     (7,963)
  Investments in other marketable securities
    - liquidations                                          8,332       7,543
  Operating leases - acquisitions                          (3,042)     (2,610)
  Operating leases - liquidations                           2,815       1,667
  Other                                                        72         (29)
                                                            -----       -----
Net cash used in investing activities                      (2,498)     (7,114)
                                                            -----       -----

Cash flows from financing activities
  Net increase in loans payable                             1,194          66
  Increase in long-term debt                                2,652         195
  Decrease in long-term debt                               (1,052)        (37)
  Proceeds from issuing common stocks                         344         281
  Repurchases of common stocks                             (3,071)     (2,292)
  Cash dividends paid to stockholders                        (703)       (829)
                                                           ------      ------
Net cash used in financing activities                        (636)     (2,616)
                                                           ------       -----

Effect of exchange rate changes on cash and
  cash equivalents                                            (80)       (317)
                                                            -----       -----
Net decrease in cash and cash equivalents                  (2,048)     (2,465)
                                                            -----       -----
Cash and cash equivalents at beginning of the period       10,685      13,320
                                                           ------      ------
Cash and cash equivalents at end of the period             $8,637     $10,855
                                                            =====      ======

Cash Flows With Financing and Insurance Operations on an Equity Basis

   Net cash provided by operating activities was approximately $1.2 billion for the six months ended June 30, 1998, compared with net cash provided by operating activities of approximately $7.6 billion in the prior year period. The decrease was primarily the result of a decrease in cash generated from lower net income and a run-off of trade payables due primarily to the work stoppages previously discussed.
   Net cash used in investing activities amounted to $2.5 billion for the six months ended June 30, 1998 compared with $7.1 billion in the prior year period. The decrease in net cash used in investing activities during the 1998 period was primarily due to approximately $1.5 billion of cash consideration used in 1997 to consummate the merger of the satellite service operations of Hughes and PAS, combined with a $1.7 billion net increase in cash used for operating leases in 1997.
   Net cash used in financing activities totaled $636 million for the six months ended June 30, 1998, compared with $2.6 billion for the prior year period. The change was primarily due to net increases in short and long-term debt.
   Dividends may be paid on common stocks only when, as and if declared by the GM Board of Directors (GM Board) in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 3,1998, the GM Board declared quarterly dividends of $0.50 per share on $1-2/3 par value common stock, payable September 10, 1998. The GM Board also declared quarterly dividends on the Series B, Series D, and Series G Depositary Shares of $0.57, $0.495, and $0.57 per share, respectively, payable November 2, 1998. With respect to Class H common stock, which was recapitalized on December 17, 1997, the GM Board has decided that initially no cash dividends will be paid in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash Flows for GMAC

   Cash provided by operating activities during the six months ended June 30, 1998 totaled $6.5 billion, an increase from the $3.2 billion provided during the comparable 1997 period. The increase was mainly attributed to increased net sales of mortgage loans and other mortgage liabilities.
   Cash used for investing activities during the first six months of 1998 totaled $8.2 billion, compared with $7.2 billion during the same period in 1997. The period-to-period increase was the result of lower finance receivable liquidations, increases in both operating lease acquisitions and receivables due from GM, partially offset by higher sale of receivable proceeds resulting from increased wholesale asset securitization activity.
   During the first six months of 1998, cash provided by financing activities totaled $1.9 billion, compared with approximately $4 billion of cash provided by financing activities during the first six months of 1997. The $2.1 billion change was primarily attributable to lower proceeds from the issuance of short term debt due to lower funding requirements for wholesale receivables, partially offset by reduced long term debt liquidations and lower dividends paid to GM.

Employment and Payrolls
                                                           June 30,
                                                         1998    1997
                                                         ----    ----
Worldwide Employment (in thousands)
  GM-NAO                                                  231     243
  Delphi                                                  205     207
  GMIO                                                    116     114
  GMAC                                                     22      18
  Hughes                                                   15      15
  Other                                                     9      10
                                                          ---     ---
    Total employees                                       598     607
                                                          ===     ===

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      ------------------       ---------------
                                      1998        1997         1998      1997
                                      ----        ----         ----      ----
Worldwide payrolls - (in billions)    $6.7        $7.1        $13.8     $14.1
                                       ===         ===         ====      ====

   Employment and payroll amounts reported for 1997 have been adjusted to reflect the changes to GM's organizational structure resulting from the Hughes Transactions. As such, Delphi reported amounts include Delco and Hughes reported amounts exclude Delco and Hughes Defense. The decrease in worldwide payrolls are partially due to the work stoppages previously discussed.

New Accounting Standards

   In April 1998, the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 provides guidance on the financial reporting of start-up and organizational costs, requiring those costs to be expensed as incurred. GM will adopt the standard by January 1, 1999. Adoption of this standard is not expected to have a material impact on GM's consolidated financial statements.
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. GM plans to adopt SFAS No. 133 by January 1, 2000, as required. GM is currently
assessing  the  impact  of  this  Statement  on  GM's   consolidated   financial
statements.

                               * * * * * *

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                  PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1998 or subsequent thereto, but before the filing of this report are summarized below.

Environmental Matters

   With respect to the previously reported matter in which the Illinois Environmental Protection Agency and the U.S. Environmental Protections Agency had asserted that portions of a facility maintained by the Electro-Motive Division of General Motors (EMD) at LaGrange, Illinois for engine testing was required to have permits under Title I of the Clean Air Act, the Corporation has reached a settlement with the government agencies which is the subject of a judicial consent order entered on June 17, 1998. The settlement provides for the Corporation's payment of a $125,000 penalty, a $100,000 contribution to a local education program and participation in two supplemental environmental projects. EMD has obtained a permit for the subject facilities.

   With respect to the previously reported matter in which the Delaware Department of Natural Resources & Environmental Control (DDNREC) issued a Notice of Administrative Penalty Assessment to the Corporation's Wilmington Assembly Plant concerning alleged violations of the Delaware volatile organic compound rules, the Corporation has agreed to a settlement which is contained in an Administrative Order that became effective on June 16, 1998. The Order requires the Corporation to, among other things, pay a $100,000 penalty and contribute $100,000 to a supplemental environmental project.

   With respect to the previously reported matter in which the Michigan Department of Environmental Quality (MDEQ) had alleged that the Corporation's Powertrain Group (GMPTG) had violated various MDEQ regulations at GMPTG's Malleable Iron facility in Saginaw, Michigan, the Corporation has agreed to a settlement which is contained in a March 16, 1998 Consent Judgment filed with the Circuit Court for Saginaw County. The settlement provides for the Corporation to pay a civil penalty of $200,000 and contribute $200,000 to environmental projects in the Saginaw, Michigan area.

Other Matters

     As previously reported, Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the Court of Appeals for the Federal Circuit (CAFC)reaffirmed earlier decisions in the Williams case and the award of $114 million in damages. The CAFC ruled that the conclusions previously reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. The U.S. Government petitioned the CAFC for a rehearing and was denied. Hughes is unable to estimate the duration of any further appeal effort by the U.S. Government. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this issue could result in a gain that would be material to the earnings of GM attributable to Class H common stock.

     In connection with the 1997 spin-off of Hughes Electronics Corporation's defense business and its subsequent merger with Raytheon Company, a process was agreed to among GM, Hughes and Raytheon for resolving disputes that might arise in connection with post-closing adjustments called for by the terms of the merger agreement. Such adjustments might call for a cash payment between Hughes and Raytheon. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another. If the dispute is not resolved by negotiation, the parties will proceed to an agreed upon form of binding arbitration under which either party may be required by arbitration to make a payment to the other. It is possible that Hughes may be required by arbitration to make a payment to Raytheon that would be material to Hughes. However, the amount of payment that might be required of either party is not determinable at this time. Hughes intends to vigorously oppose the adjustments Raytheon seeks.


                                * * *

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 1, 1998.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       1998 General Motors Annual Meeting
                              Final Voting Results
                         (All classes of common stock)

Proposal                                                   Voting Results
--------                                                 ---------------------
                                                         Votes*      Percent**
                                                         ------      ---------
Item No. 1
      Nomination and Election of Directors

      The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.

         Percy N. Barnevik             For          579,645,721       98.6%
                                       Withheld       8,004,510        1.4
         John H. Bryan                 For          579,649,967       98.6
                                       Withheld       8,000,264        1.4
         Thomas E. Everhart            For          579,420,531       98.6
                                       Withheld       8,229,700        1.4
         Charles T. Fisher, III        For          579,482,263       98.6
                                       Withheld       8,167,968        1.4
         George M. C. Fisher           For          579,654,849       98.6
                                       Withheld       7,995,382        1.4
         Karen Katen                   For          579,546,199       98.6
                                       Withheld       8,104,032        1.4
         J. Willard Marriott, Jr.      For          579,504,241       98.6
                                       Withheld       8,145,990        1.4
         Ann D. McLaughlin             For          579,057,384       98.5
                                       Withheld       8,592,847        1.5
         Harry J. Pearce               For          579,613,393       98.6
                                       Withheld       8,036,838        1.4
         Eckhard Pfeiffer              For          579,781,652       98.6
                                       Withheld       7,868,579        1.4
         John G. Smale                 For          579,131,675       98.5
                                       Withheld       8,518,556        1.5
         John F. Smith, Jr.            For          579,568,170       98.6
                                       Withheld       8,082,061        1.4
         Louis W. Sullivan             For          579,079,186       98.5
                                       Withheld       8,571,045        1.5
         Dennis Weatherstone           For          579,557,023       98.6
                                       Withheld       8,093,208        1.4
         Thomas H. Wyman               For          579,335,078       98.6
                                       Withheld       8,315,153        1.4

Item No. 2
      A  proposal  of the  Board  of   For          583,619,369      99.3%
      Directors that the stockholders  Against        2,069,231       0.4
      ratify  the  selection  of       Abstain        1,961,624       0.3
      Deloitte & Touche LLP as
      independent   public accountants
      for the year 1998.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Concluded

Proposal                                                    Voting Results
--------                                                 ---------------------
                                                         Votes*      Percent**
                                                         ------      ---------
Item No. 3
      A stockholder proposal that future For         20,113,835       4.0%
      outside directors not serve for    Against    475,813,051       94.7
      more than six years                Abstain      6,462,181        1.3

Item No. 4
      A stockholder proposal that the    For        141,501,553       28.2%
      Board of Directors provide for     Against    353,508,863       70.3
      cumulative voting in the election  Abstain      7,376,979        1.5
      of directors.

Item No. 5
      A stockholder proposal regarding   For         22,117,577        4.4%
      greenhouse gas emissions.          Against    454,288,666       90.4
                                         Abstain     25,955,848        5.2

Item No. 6
      A stockholder proposal regarding   For         23,455,070        4.7%
      dealings with China and the        Against    453,911,923       90.3
      former Soviet Union.               Abstain     25,014,978        5.0

Item No. 7
      A stockholder proposal to limit    For         29,472,032        5.9%
      the outside board memberships      Against    464,924,288       92.5
      of GM directors.                   Abstain      7,993,372        1.6


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





                                    * * * * * *

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.
-------             ------------                                     --------


3(i)    Corrected  Restated  Certificate  of  Incorporation
         of General  Motors Corporation, filed as Exhibit 3(i
         to the Current Report on Form 8-K of General Motors
         Corporation  dated  June 8, 1998 and filed on July 30,
         1998                                                          N/A

99      Hughes Electronics Corporation and Subsidiaries
         Consolidated Financial Statements and Management's
         Discussion and Analysis of Financial Condition
         and Results of Operations                                     34

27      Financial Data Schedule (for SEC information only)


(b)  REPORTS ON FORM 8-K.

   Two reports on Form 8-K, dated April 16, 1998 and June 5, 1998 were filed during the quarter ended June 30, 1998 reporting matters under Item 5, Other Events.


                                   * * * * * *


                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                                  (Registrant)



Date August 14, 1998                   /s/Peter R. Bible
--------------------                   -----------------
                                      (Peter R. Bible, Chief Accounting Officer)