Form 10-Q
period 1998-09-30
GENERAL MOTORS CORP
filed 1998-11-16
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended September 30, 1998


                                      OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                    to


                         Commission file number 1-143



                          GENERAL MOTORS CORPORATION
            (Exact name of registrant as specified in its charter)



            STATE OF DELAWARE                                  38-0572515
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)




         100 Renaissance Center, Detroit, Michigan                48265-1000
      3044 West Grand Boulevard, Detroit, Michigan                48202-3091
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

         As of September 30, 1998, 654,476,779 shares of the issuer's $1-2/3 par value common stock and 105,845,334 shares of Class H $0.10 par value common stock were outstanding.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and
           Nine Months Ended September 30, 1998 and 1997                 3

           Consolidated Balance Sheets as of September 30, 1998,
           December 31, 1997 and September 30, 1997                      4

           Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 1998 and 1997             5

           Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          14

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            31

   Item 6. Exhibits and Reports on Form 8-K                             32

Signature                                                               32

Exhibit 99 Hughes Electronics Corporation and Subsidiaries
           Consolidated Financial Statements and Management's
           Discussion and Analysis of Financial Condition and
           Results of Operations                                        33

Exhibit 27 Financial Data Schedule (for SEC information only)


                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    ------------------      -----------------
                                    1998         1997       1998        1997
                                    ------      ------      ------     ------
                                  (Dollars in Millions Except Per Share Amounts)

Net sales and revenues
Manufactured products                $29,978   $37,103    $100,115    $114,267
Financial services                     3,220     3,162       9,661       9,563
Other income (Note 9)                  1,225     1,625       5,119       5,447
                                     -------   -------    --------    --------
    Total net sales and revenues      34,423    41,890     114,895     129,277
                                      ------    ------     -------     -------

Costs and expenses
Cost of sales and other operating charges,
  exclusive of items listed below     26,484    31,484      85,464      95,602
Selling, general, and administrative
  expenses                             4,076     3,884      12,219      11,459
Depreciation and amortization expenses 2,874     3,030       8,712       9,196
Interest expense                       1,754     1,508       5,137       4,469
Other deductions (Note 9)                499       388       1,644         956
                                    --------   -------    --------   ---------
    Total costs and expenses          35,687    40,294     113,176     121,682
                                      ------    ------     -------     -------

(Loss) income before income taxes and
  minority interests                  (1,264)    1,596       1,719       7,595
Income tax (benefit) expense            (451)      533         532       2,675
Minority interests                         4         4          (3)         41
                                       -----   -------     -------     -------
    Net (loss) income                   (809)    1,067       1,184       4,961
Premium on exchange of preference
  stocks (Note 5)                          -        26           -          26
Dividends on preference stocks            16        16          48          56
                                        ----    ------      ------      ------
    Earnings (loss) on common stocks   $(825)   $1,025      $1,136      $4,879
                                         ===     =====       =====       =====

Basic earnings (loss) per share attributable to
  common stocks (Note 8)
  Earnings per share attributable to
    $1-2/3 par value                   $(1.28)    $1.35       $1.65      $6.35
  Earnings per share attributable to
    Class H (prior to its
    recapitalization on
    December 17, 1997)                            $0.60                  $2.54
  Earnings per share attributable to
    Class H (subsequent to its
    recapitalization on
    December 17, 1997)                  $0.11                 $0.38

Diluted earnings (loss) per share
  attributable to common stocks (Note 8)
  Earnings per share attributable to
    $1-2/3 par value                   $(1.28)    $1.34       $1.60      $6.28
  Earnings per share attributable
    to Class H (prior to its
    recapitalization on
    December 17, 1997)                            $0.60                  $2.54
  Earnings per share attributable to
    Class H (subsequent to its
    recapitalization on
    December 17, 1997)                  $0.11                 $0.38


Reference should be made to the notes to consolidated financial statements.




                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,              Sept. 30,
                                                  1998     Dec. 31,      1997
                                               (Unaudited)   1997   (Unaudited)
                                               ----------- -------- ----------
                                                     (Dollars in Millions)

                                    ASSETS
Cash and cash equivalents                       $7,961    $11,262     $10,406
Other marketable securities                      8,688     11,722      10,823
                                                ------     ------      ------
  Total cash and marketable securities          16,649     22,984      21,229

Finance receivables - net                       63,091     58,870      58,966
Accounts and notes receivable (less allowances) 10,419      7,493       7,223
Inventories (less allowances) (Note 2)          12,869     12,102      12,820
Deferred income taxes                           22,306     22,478      19,588
Equipment on operating leases (less accumulated
  depreciation)                                 36,179     33,302      32,964
Property - net (Note 3)                         37,329     34,567      38,520
Intangible assets - net                         12,309     11,469      14,979
Other assets - net                              26,494     25,623      26,846
                                               -------   --------    --------
    Total assets                              $237,645   $228,888    $233,135
                                               =======    =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable (principally trade)        $18,142    $15,782     $15,021
   Notes and loans payable                     102,460     93,027      90,914
   Deferred income taxes                         3,156      2,923       4,269
   Postretirement benefits other than pensions
   (Note 4)                                     40,806     41,168      44,427
   Pensions                                      7,219      7,043       7,100
   Accrued expenses and other liabilities       50,340     50,490      46,869
                                               -------   --------    --------
    Total liabilities                          222,123    210,433     208,600
                                               -------    -------     -------

   Minority interests                              621        727         735
   General Motors - obligated mandatorily
    redeemable preferred securities of
    subsidiary trusts holding solely junior
    subordinated debentures of General Motors
    (Note 5)
      Series D                                      79         79          79
      Series G                                     142        143         143

Stockholders' equity
  Preference stocks                                  1          1           1
  Common stocks
  $1-2/3 par value (Note 6; issued,
      655,036,035; 693,456,394; and
      707,772,699 shares)                        1,092      1,156       1,180
  Class H (issued, 102,648,686 shares)              -          -          10
  Class H (issued, 105,959,765 and
      103,885,803 shares)                           11         10           -
  Capital surplus (principally additional
      paid-in capital)                          12,769     15,369      16,211
  Retained earnings                              5,554      5,416       9,846
                                                ------    -------     -------
      Subtotal                                  19,427     21,952      27,248
   Minimum pension liability adjustment         (4,062)    (4,062)     (3,490)
   Accumulated foreign currency translation
     adjustments                                (1,097)      (888)       (727)
   Net unrealized gains on securities              412        504         547
                                                ------     ------      ------
      Accumulated other comprehensive loss      (4,747)    (4,446)     (3,670)
      Total stockholders' equity                14,680     17,506      23,578
                                              --------   --------    --------
      Total liabilities and stockholders'
        equity                                $237,645   $228,888    $233,135
                                               =======    =======     =======



Reference should be made to the notes to consolidated financial statements.



                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Nine Months Ended Sept.30,
                                                         1998         1997
                                                     (Dollars in Millions)

Net cash provided by operating activities             $7,497       $13,123
                                                       -----        ------

Cash flows from investing activities
  Expenditures for property                           (7,043)       (6,958)
  Investments in companies, net of cash acquired        (569)       (1,788)
  Investments in other marketable securities
    - acquisitions                                   (23,248)      (24,790)
  Investments in other marketable securities
    - liquidations                                    26,912        23,547
  Finance receivables - acquisitions                (112,962)     (128,300)
  Finance receivables - liquidations                  86,659       105,401
  Proceeds from sales of finance receivables          21,922        20,512
  Operating leases - acquisitions                    (18,281)      (16,206)
  Operating leases - liquidations                     11,961        10,138
  Other                                                 (712)          721
Net cash used in investing activities                (15,361)      (17,723)
                                                      ------        ------

Cash flows from financing activities
  Net increase in loans payable                        2,240         3,162
  Increase in long-term debt                          16,620        11,658
  Decrease in long-term debt                         (10,795)       (9,340)
  Proceeds from issuing common stocks                    344           471
  Repurchases of common stocks                        (3,071)       (3,353)
  Cash dividends paid to stockholders                 (1,046)       (1,252)
                                                       -----         -----
Net cash provided by financing activities              4,292         1,346
                                                       -----         -----

Effect of exchange rate changes on cash
   and cash equivalents                                  271          (403)
                                                      ------        ------
Net decrease in cash and cash equivalents             (3,301)       (3,657)
Cash and cash equivalents at beginning of the period  11,262        14,063
                                                      ------        ------
Cash and cash equivalents at end of the period        $7,961       $10,406
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

Note 2.  Inventories

   Major classes of inventories were as follows (in millions):
                                           Sept. 30,    Dec. 31,      Sept. 30,
                                             1998        1997           1997
                                           ---------    --------      ---------

Productive material, work in process,
  and supplies                               $8,050      $7,023        $8,102
Finished product, service parts, etc.         7,090       7,347         7,066
                                            -------     -------       -------
   Total inventories at FIFO                 15,140      14,370        15,168
    Less LIFO allowance                       2,271       2,268         2,348
                                            -------     -------       -------
    Total inventories (less allowances)     $12,869     $12,102       $12,820
                                             ======      ======        ======

Note 3.  Property - Net

   Property - net included the following (in millions):
                                              Sept. 30,   Dec. 31,   Sept. 30,
                                                1998        1997       1997
                                              ---------   --------  ---------

Real estate, plants, and equipment            $73,073    $69,680    $70,679
Less accumulated depreciation                 (43,459)   (41,915)   (41,287)
                                               ------     ------     ------
  Real estate, plants, and equipment - net     29,614     27,765     29,392
  Special tools - net                           7,715      6,802      9,128
                                              -------    -------    -------
    Total property - net                      $37,329    $34,567    $38,520
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

Note 6.  Common Stock Repurchases

   During the nine months ended September 30, 1998, GM used $2.6 billion to acquire approximately 38 million shares of $1-2/3 par value common stock, which completed the second $2.5 billion stock repurchase program announced in August of 1997 and represented approximately 33 percent of the $4 billion stock repurchase program announced in February 1998. Due to work stoppages at various GM component plants, stock repurchases were suspended as part of GM's cash conservation initiatives. GM also used approximately $485 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during the nine months ended September 30, 1998.








                                      - 7 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 7.  Comprehensive Income

   GM's total comprehensive (loss) income was as follows (in millions):
                                     Three Months Ended      Nine Months Ended
                                       September 30,            September  30,
                                     ------------------      -----------------
                                      1998        1997         1998     1997
                                      ----        ----         ----     ----

Net (loss) income                    $(809)     $1,067      $1,184    $4,961
Other comprehensive income (loss):
  Foreign currency translation
   adjustments                         235         (85)       (209)     (614)
  Unrealized (losses) gains on
   securities                          (95)         48         (92)      124
                                       ---          --         ---       ---
    Other comprehensive income (loss)  140         (37)       (301)     (490)
                                       ---         ---        ----      ----
   Total comprehensive (loss) income $(669)     $1,030        $883    $4,471
                                      =====      =====         ===     =====

Note 8.  Earnings (loss) Per Share Attributable to Common Stocks

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

                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      1998        1997        1998      1997
                                      ----        ----        ----      ----
Earnings (loss) attributable to
   common stocks
   Earnings attributable to
    $1-2/3 par value                 $(836)       $964      $1,096    $4,622
                                       ---         ---       -----     -----
   Earnings attributable to Class H
    (prior to its recapitalization
    on December 17, 1997)              $ -         $61         $ -      $257
                                        --          --          --       ---
   Earnings attributable to Class H
    (subsequent to its
     recapitalization on
     December 17, 1997)                $11         $ -         $40       $ -
                                        --          --          --        --

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of former Hughes and Hughes for the respective period.
   Earnings attributable to Class H common stock for the three and nine months ended September 30, 1998 represent the ASCNI of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding for each of the periods (106 million and 105 million for the three and nine months ended September 30, 1998, respectively) and the denominator of which was 400 million.
   Earnings attributable to Class H common stock for the three and nine months ended September 30, 1997 represent the ASCNI of former Hughes. The ASCNI of former Hughes was determined quarterly in amounts equal to the separate consolidated net income of former Hughes for the respective quarter, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding for each of the periods (102 million and 101 million for the three and nine months ended September 30, 1997, respectively) and the denominator of which was 400 million.
   The denominator used in determining the ASCNI of former Hughes was adjusted from time-to-time as deemed appropriate by GM's Board of Directors (GM Board) to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from former Hughes. The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.


                                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                                      (Unaudited)
Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)
   The  reconciliation of the amounts used in the basic and diluted earnings per share  computations  for net income was as follows (in millions except per share amounts):

                                                                 Class H Common Stock -            Class H Common Stock -
                                                               Prior to its recapitalization  Subsequent to its recapitalization
                             $1-2/3 Par Value Common Stock     on December 17,1997                  on Decembewr 17, 1997
                             -----------------------------  -----------------------------    -----------------------------------
                                               Per Share                        Per Share                          Per Share
                              Income   Shares   Amount      ASCNI      Shares    Amount       ASCNI     Shares      Amount
                              ------   ------  ---------    -----      ------   ---------     ------    -------    ---------

Three  Months Ended
  September 30, 1998
Net (loss) lncome             $(820)                                                           $11
Less:  Dividends on
  preference stocks              16                                                              -
                               ----                                                            ---
Basic EPS
  Net (loss) income available
    to common stockholders     (836)     654     $(1.28)                                        11         106        $0.11
                                                   ----                                                                ----
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                 -        -                                                     -           4
                                ---      ---                                                   ---         ---
  Adjusted net (loss)
   income available to
   common stockholders        $(836)     654    $(1.28)                                        $11         110        $0.11
                               =====     ===      ====                                          ==         ===         ====

Three Months Ended
  September 30, 1997
Net income                   $1,006                           $61
Less:Dividends on preference
    stocks                       16                             -
     Premium on exchange of
      preference stocks          26                             -
                              -----                           ---
Basic EPS
  Net income available to
   common stockholders          964       713     $1.35        61         102     $0.60
                                                   ----                            ----
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options        (2)        7                   2           3
                               ----     -----                 ---        ----
Diluted EPS
  Adjusted net income available
  to common stockholders       $962       720     $1.34       $63         105     $0.60
                                ===       ===      ====        ==         ===      ====

Nine Months Ended
  September 30, 1998
Net income                   $1,144                                                            $40
Less:Dividends on
  preference stocks              48                                                              -
                             ------                                                            ---
Basic EPS
  Net income available
   to common stockholders     1,096       666     $1.65                                         40         105         $0.38
                                                   ----                                                                 ----
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options        (2)       10                                                    2           5
                             ------      ----                                                  ---        ----
Diluted EPS
  Adjusted net income
   available to
   common stockholders       $1,094      676     $1.60                                         $42         110        $0.38
                              =====      ===      ====                                          ==         ===         ====

Nine Months Ended
  September 30, 1997
Net income                   $4,704                          $257
Less:  Dividends on
   preference stocks             56                             -
     Premium on exchange
      of preference stocks       26                             -
                             ------                          ----
Basic EPS
  Net income available
    to common stockholders    4,622      728     $6.35        257          101    $2.54
                                                  ----                             ----
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                 (8)       6                    8            3
                             ------    -----                -----         ----
Diluted EPS
  Adjusted net income
   available to
   common stockholders       $4,614      734    $6.28        $265          104    $2.54
                              =====      ===     ====         ===         ===      ====



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                                     (Unaudited)

Note 9.  Other Income and Other Deductions

  Other income and other deductions consisted of the following (in millions):

                                      Three Months Ended    Nine Months Ended
                                        September 30,          September 30,
                                      ------------------    -----------------
                                        1998      1997       1998       1997
                                       ------    ------     ------     ------

Other income
  Nonfinancing interest                 $512      $561     $1,659     $1,510
  Insurance premiums                     356       252      1,094        767
  Income from sales of receivables
   programs                               88        98        292        311
  Mortgage servicing and processing fees 238       161        641        528
  Insurance capital and investment gains 119        43        390        303
  Mortgage investment and other income   299       256        814        563
  (Loss) gain on divestiture of
    businesses (1)                      (430)        -       (430)       128
  Gain on PAS merger (2)                   -         -          -        490
  VW Settlement (3)                        -         -          -         88
  Equity in net (losses) earnings
    of associates                        (21)      (13)       (54)        15
  Other                                   64       267        713        744
                                       -----     -----      -----     ------
    Total other income                $1,225    $1,625     $5,119     $5,447
                                       =====     =====      =====      =====

Other deductions
  Provision for financing losses         $94      $139       $323       $396
  Insurance losses and loss adjustment
    expenses                             268       156        808        448
  Other                                  137        93        513        112
                                         ---      ----      -----        ---
    Total other deductions              $499      $388     $1,644       $956
                                         ===       ===      =====        ===


(1) During the 1998 third quarter, the Delphi divestiture of Seating, Lighting and Coil Spring Operations resulted in a pretax loss of $430 million ($271 million after tax or $0.41 per share of $1-2/3 par value common stock ). During the 1997 second quarter, the sale of GM Europe's equity interest in Avis Europe resulted in a pre-tax gain of $128 million ($103 million after-tax or $0.14 per share of $1-2/3 par value common stock).
(2) During the 1997 second quarter, Hughes and PanAmSat Corporation (PAS) completed the merger of their respective satellite service operations into a new publicly-held company which resulted in a one-time pre-tax gain of $490 million ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock).
(3) During the 1997 first quarter, an agreement with Volkswagen A.G. (VW) that settled a civil lawsuit GM brought against VW resulted in a pre-tax gain of $88 million ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock), after deducting certain legal expenses.



                                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                                    (Unaudited)

Note 10.  Segment Reporting

   Selected  information  regarding GM's operating segments (a) - General Motors
Automotive (GMA),  which is comprised of four regions:  GM North America (GMNA),
GM Europe (GME), GM Asia/Pacific  (GMAP), and GM Latin  American/Africa/Mid-East
(GMLAAM); Delphi; GMAC; Hughes and Other follows:
                                                         Elimin-
                          GMNA    GME   GMLAAM    GMAP   ations  GMA    Delphi(b)  GMAC Hughes(c)  Other   Total
                          -----  -----  ------    ----   ------ -----   --------   ---- --------   -----   -----
For the Three Months Ended:                                      (in millions)
September 30, 1998
Net sales and revenues from
  external customers     $18,122  $5,925  $1,664   $615 $    -  $26,326  $1,374    $  -  $1,507     $639   $29,846
Intersegment net sales
  and revenues               374     302      37     56   (769)       -   4,641       -       6   (4,647)         -
                         -------  ------  ------   ----    --- -------- -------    ----- ------    -----   --------
Total net sales and
  revenues               $18,496  $6,227  $1,701   $671  $(769) $26,326  $6,015    $  -  $1,513  $(4,008)  $29,846
                          ======   =====   =====    ===    ===   ======   =====     ===   =====    =====    ======

Net (loss) income (d)      $(612)    $50    $(64)    $2   $(24)   $(648)  $(485)   $313     $43     $(32)    $(809)
Segment assets (e)       $65,132 $18,243  $5,970 $1,384  $(505) $90,224 $22,683    $  - $12,461   $7,451  $132,819

September 30, 1997
Net sales and revenues from
  external customers     $23,851  $5,510  $2,245   $682 $    -  $32,288  $1,172    $  -  $3,040     $625   $37,125
Intersegment net sales
  and revenues               196     176      28      -   (400)       -   4,872       -   1,077   (5,949)         -
                         -------  ------  ------ ------    --- -------- -------    ----   -----    -----   --------
Total net sales and
  revenues               $24,047  $5,686  $2,273   $682  $(400) $32,288  $6,044    $  -  $4,117  $(5,324)  $37,125
                          ======   =====   =====    ===    ===   ======   =====     ===   =====    =====    ======

Net income (loss) (d)       $423    $(21    $165    $(7)    $1     $561     $55    $312    $240    $(101)   $1,067
Segment assets (e)       $67,842 $18,288  $5,936 $1,881  $(469) $93,478 $22,158     $ - $18,581   $6,787  $141,004

For the Nine Months Ended:
September 30, 1998
Net sales and revenues from
  external customers     $64,440 $16,967  $5,776 $2,093 $    -  $89,276  $4,484    $  -  $4,158   $1,817   $99,735
Intersegment net sales
  and revenues             1,849     884     143     62 (2,938)       -  16,195       -      15  (16,210)        -
                         ------- -------  ------ ------  ----- -------- --------   ---- -------   ------  ---------
Total net sales and
  revenues               $66,289 $17,851  $5,919 $2,155$(2,938) $89,276 $20,679    $  -  $4,173 $(14,393)  $99,735
                          ======  ======   =====  =====  =====   ======  ======     ===   =====   ======    ======

Net income (loss) (d)        $18    $273     $38   $(26)    $3     $306   $(138) $1,027    $153    $(164)   $1,184

September 30, 1997
Net sales and revenues from
  external customers     $74,131 $17,380  $6,387 $2,144     $- $100,042  $3,658    $  -  $8,738   $1,885  $114,323
Intersegment net sales
  and revenues               598     623     101      - (1,322)       -  15,828       -   3,773  (19,601)        -
                         -------- ------   -----  ----- ------  -------  -------   ----  ------   ------   -------
Total net sales and
   revenues              $74,729 $18,003  $6,488 $2,144$(1,322)$100,042 $19,486    $  - $12,511 $(17,716) $114,323
                             ====== ====== =====  =====  =====  =======  ======     ===  ======   ======   =======

Net income (loss) (d)     $1,661    $440    $475    $27  $   -   $2,603    $545  $1,022  $1,017    $(226)   $4,961

See notes on next page

                                                         - 11 -

                     GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     (Unaudited)

Note 10.  Segment Reporting (concluded)


(a)Calculated with financing and insurance operations on an equity basis, which is the basis upon which such operations are evaluated.
(b)Includes Delco Electronics Corporation's assets as of September 30, 1998 and operating results for the periods ended September 30, 1998.
(c)Represents Hughes and former Hughes for the periods ended September 30, 1998 and 1997, respectively.
(d)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million and $31 million for the three months ended September 30, 1998 and 1997, respectively, and $16 million and $92 million for the nine months ended September 30, 1998 and 1997, respectively, related to GM's acquisition of HAC. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(e)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $432 million and $2,632 million, for 1998 and 1997, respectively, related to GM's acquisition of HAC. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

Note 11.  Contingent Matters

   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the Court of Appeals for the Federal Circuit (CAFC) reaffirmed earlier decisions in the Williams case and the award of $114 million in damages. The CAFC ruled that the conclusions previously reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. The U.S. Government petitioned the CAFC for a rehearing and was denied and is presently considering a further appeal to the U.S. Supreme Court. Hughes is unable to estimate the duration of any further appeal effort by the U.S. Government. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon, a resolution of this issue could result in a gain that would be material to the earnings of GM attributable to Class H common stock.
   In connection with the 1997 spin-off of Hughes Electronics Corporation's defense business and its subsequent merger with Raytheon Company, a process was agreed to among GM, Hughes and Raytheon for resolving disputes that might arise in connection with post-closing adjustments called for by the terms of the merger agreement. Such adjustments might call for a cash payment between Hughes and Raytheon. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another. If the dispute is not resolved by negotiation, the parties will proceed to an agreed upon form of binding arbitration, under which either party may be required by arbitration to make a payment to the other. It is possible that Hughes may be required by arbitration to make a payment to Raytheon that would be material to Hughes. However, the amount of payment that might be required of either party is not determinable at this time. Hughes intends to vigorously oppose the adjustments Raytheon seeks.
   Hughes has reached an agreement with the Internal Revenue Service regarding a claim for refund of federal income taxes for the years 1983, 1984 and 1985. The agreement requires approval by the Joint Commission on Taxation of Congress before the refund claim becomes final. If the agreement is approved, a favorable adjustment to Hughes' tax provision would occur which would be material to the earnings of GM attributable to Class H common stock.
   GM is subject to potential liability under government-regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations, and under these claims and actions, was not determinable at September 30,1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial statements.











                               - 12 -

             GENERAL MOTORS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                            (Unaudited)


Note 12.  Subsequent Event

   On November 16, 1998, Delphi Automotive Systems Corporation announced that it filed a registration statement with the Securities and Exchange Commission relating to an initial public offering of its common stock. The offering is expected to occur in the first quarter of 1999, subject to market conditions and other factors. The number of shares to be offered will be determined at the time of the offering and is expected to be about 15-19 percent of Delphi's outstanding common stock.
   All of the shares to be included in the initial public offering will be sold by Delphi. GM intends to divest its ownership of Delphi later in 1999 by distributing all of its shares of Delphi common stock to holders of GM $1-2/3 par value common stock, either in a split-off exchange transaction, a pro rata spin-off distribution, or some combination of both. Any such divestiture would be subject to a number of conditions and there can be no assurance as to whether or when it will occur.
   A registration statement relating to Delphi common stock has been filed with the Securities and Exchange Commission but has not yet become effective. Delphi common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.


                             * * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in the General Motors (GM) 1997 Annual Report on Form 10-K, as amended, (the "1997 Form 10-K"), the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1997, included as Exhibit 99 to the 1997 Form 10-K, the GMAC Annual Report on Form 10-K for the period ended December 31, 1997, the Hughes consolidated financial statements and MD&A for the period ended September 30, 1998, included as Exhibit 99 to this GM 1998 Quarterly Report on Form 10-Q, and the GMAC Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as basic.
   There are forward looking statements contained in this Form 10-Q, including
Exhibit 99 hereto as to which General Motors Corporation has identified certain risk factors which may make actual results materially different than the results indicated in such forward looking statements. Those risk factors are identified on page II-64 of the Corporation's Form 10-K for 1997.
   The disaggregated financial results for General Motors Automotive (GMA) (which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin American/Africa/Mid-East (GMLAAM)) and Delphi Automotive Systems (Delphi) have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among sectors less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in GM's "Other" sector. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different. Net profit margins presented in the MD&A represent net income as a percentage of net sales and revenues.












































                                  - 14 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------     -----------------
                                       1998       1997        1998       1997
                                      ------    -------      -------   -------

GMNA                                               (Dollars in Millions)
Net sales and revenues               $18,496   $24,047     $66,289    $74,729

Pre-tax (loss) income                   (911)      608         (50)     2,418
Income tax (benefit) expense            (299)      172         (48)       775
Earnings of nonconsolidated affiliates
      and minority interests               -       (13)         20         18
                                      ------   --------       ----    -------
GMNA net (loss) income                 $(612)     $423         $18     $1,661
                                         ===       ===          ==      =====

GME
Net sales and revenues                $6,227    $5,686     $17,851    $18,003
                                       -----     -----      ------     ------

Pre-tax income                            64        87         511        951
Income tax expense                        18        48         238        382
Earnings of nonconsolidated affiliates
      and minority interests               4       (60)          -       (129)
                                        ----        ---     ------        ---
GME net income (loss)                    $50      $(21)       $273       $440
                                          ==        ==         ===        ===

GMLAAM
Net sales and revenues                $1,701    $2,273      $5,919     $6,488
                                       -----     -----       -----      -----

Pre-tax (loss) income                   (136)      154        (103)       468
Income tax (benefit) expense             (45)       14         (74)        76
Earnings of nonconsolidated affiliates
      and minority interests              27        25          67         83
                                          --      ----          --      -----
GMLAAM net (loss) income                $(64)     $165         $38       $475
                                          ==       ===          ==        ===

GMAP
Net sales and revenues                  $671      $682      $2,155     $2,144
                                         ---       ---       -----      -----

Pre-tax income (loss)                     22       (73)         20        (51)
Income tax expense (benefit)               3       (15)          7        (14)
Earnings of nonconsolidated affiliates
      and minority interests             (17)       51         (39)        64
                                          --        --          --         --
GMAP net income (loss)                    $2       $(7)       $(26)       $27
                                           =         =          ==         ==



GMA
Net sales and revenues               $26,326   $32,288     $89,276   $100,042
                                      ------    ------      ------    -------

Pre-tax (loss) income                 (1,000)      778         382      3,786
Income tax (benefit) expense            (338)      220         124      1,219
Earnings of nonconsolidated affiliates
      and minority interests              14         3          48         36
                                        ----     -----        ----     ------
GMA net (loss) income                  $(648)     $561        $306     $2,603
                                         ===       ===         ===      =====



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                     Three Months Ended September 30,
                                   1998                         1997
                          -----------------------------------------------------
                                          GM as                        GM as
                                          a % of                       a % of
                          Industry  GM    Industry      Industry  GM   Industry
                                            (Units in Thousands)
United States
  Cars                   2,007     517      25.7%       2,157    727   33.7%
  Trucks                 1,835     411      22.4%       1,807    526   29.1%
                         -----     ---                  ----- ------
  Total United States    3,842     928      24.2%       3,964  1,253   31.6%
Canada, Mexico and Other   608     160      26.3%         539    158   29.3%
                           ---     ---                  ----- ------

  Total GMNA             4,450   1,088      24.4%       4,503  1,411   31.3%
  GME                    4,782     466       9.7%       4,445    456   10.3%
  GMLAAM                 1,005     162      16.1%       1,182    215   18.2%
  GMAP                   2,714     119       4.4%       3,326    149    4.5%
                         -----     ---                  -----    ---
Total Worldwide         12,951   1,835      14.2%      13,456  2,231   16.6%
                        ======   =====                 ======  =====


                                     Nine Months Ended September  30,
                                    1998                        1997
                        -------------------------------------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                                            (Units in Thousands)
United States
  Cars                   6,213   1,837     29.6%       6,394    2,078    32.5%
  Trucks                 5,794   1,617     27.9%       5,391    1,550    28.8%
                         -----   -----                ------    -----
  Total United States   12,007   3,454     28.8%      11,785    3,628    30.8%
Canada, Mexico and Other 1,810     493     27.2%       1,571      457    29.1%
                         -----     ---                ------   ------

  Total GMNA            13,817   3,947     28.6%      13,356   4,085     30.6%
  GME                   14,680   1,414      9.6%      13,644   1,414     10.4%
  GMLAAM                 3,058     522     17.1%       3,275     564     17.2%
  GMAP                   8,254     348      4.2%      10,237     455      4.4%
                       -------  ------                ------  ------
Total Worldwide         39,809   6,231     15.7%      40,512   6,518     16.1%
                        ======   =====                ======   =====


                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                       1998      1997        1998       1997
                                    -------------------      -----------------
                                                   (Units in Thousands)
Wholesale Sales

GMNA
  Cars                                   597      729       1,901       2,318
  Trucks                                 413      553       1,648       1,782
                                       -----    -----       -----       -----
    Total GMNA                         1,010    1,282       3,549       4,100
                                       -----    -----       -----       -----
GME
  Cars                                   514      410       1,451       1,273
  Trucks                                  20       38          89         106
                                        ----     ----     -------      ------
    Total GME                            534      448       1,540       1,379
                                         ---      ---       -----       -----
GMLAAM
  Cars                                   102      146         327         380
  Trucks                                  61       83         194         218
                                          --     ----         ---         ---
    Total GMLAAM                         163      229         521         598
                                         ---      ---         ---         ---
GMAP
  Cars                                    52       40         147         129
  Trucks                                  62      127         181         356
                                        ----      ---         ---         ---
    Total GMAP                           114      167         328         485
                                        ----      ---         ---         ---
Total Worldwide                        1,821    2,126       5,938       6,562
                                       =====    =====       =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA reported a net loss of $648 million for the 1998 third quarter compared with net income of $561 million in the prior year quarter. The decrease in net income was primarily due to lower production volumes at GMNA associated with the work stoppages at two component plants in Flint, Michigan, as discussed below, and the economic downturn throughout Latin America, partially offset by material and structural cost savings. Net income for the nine months ended September 30, 1998 totaled $306 million compared with $2,603 million for the prior year nine month period. The decrease in net income for the first nine months of 1998 was primarily due to the current year's work stoppages and the economic downturn throughout Latin America.
   Members of United Auto Workers Locals 659 and 651 in Flint, Michigan ceased production at two component plants on June 5 and June 11, 1998, respectively. Work stoppages at both facilities were resolved July 28, 1998 when tentative agreements were reached. Both agreements were ratified by the rank and file on July 29, 1998. Operations began to ramp-up to normal production levels July 30, 1998. GM estimated that the work stoppages in Flint had an aggregate unfavorable after-tax impact of $1.2 billion, or $1.79 per share of GM $1-2/3 par value common stock, during the 1998 second quarter that resulted from a loss of 227,000 units of production. The above estimated unfavorable after-tax impact represents the combined effects for GMNA (through June 30,1998 - $890 million) and Delphi (through June 30,1998 - $290 million). GM estimates that an additional loss of 318,000 units of production occurred from the beginning of the third quarter 1998 to the point in which normal production levels were resumed. The above estimated impacts do not take into account the effect of possible recoveries that have or may occur through production increases that GM is likely to pursue at various facilities in future periods. The third quarter loss of production offset by subsequent production increases has had an estimated net unfavorable after-tax impact of approximately, $1.2 billion or $1.89 per share of GM $1-2/3 par value common stock, representing the combined effects for GMNA ($965 million) and Delphi ($270 million).
   Net sales and revenues for GMA in the third quarter of 1998 were $26.3 billion, which represented a decrease of approximately $6.0 billion or 18.5% compared with the prior year quarter. Net sales and revenues for the nine months ended September 30, 1998 totaled $89.3 billion, which represented a decrease of approximately $10.8 billion or 10.8% compared with the prior year nine month period. These decreases in net sales and revenues resulted from lower wholesale sales volumes primarily due to the work stoppages previously discussed at GMNA and the economic downturn throughout Latin America.
   Pre-tax income in the third quarter of 1998 decreased by $1.8 billion compared with the prior year quarter and pre-tax income for the nine months ended September 30, 1998 decreased by approximately $3.4 billion over the prior year period. These decreases were primarily due to lower wholesale sales volumes and higher retail incentives, partially offset by material, engineering and manufacturing cost improvements.
   GMA's worldwide vehicle deliveries were 1,835,000 in the 1998 third quarter, which represented a market share of 14.2% compared with 16.6% in the prior year quarter. The decrease in market share was primarily due to dealer inventory shortages due to the above mentioned work stoppages at GMNA. GMNA's market share in the 1998 third quarter was 24.4% compared with 31.3% in the prior year quarter. GMNA's market share for the nine months ended September 30, 1998 was 28.6% compared with 30.6% in the prior year period.
   GMNA reported a net loss of $612 million for the 1998 third quarter compared with net income of $423 million in the prior year quarter. The decrease in net income was primarily due to lower production volumes associated with the work stoppages at two component plants in Flint, Michigan, as discussed above, partially offset by material and structural cost savings. Net income for the nine months ended September 30, 1998 totaled $18 million compared with $1,661 million for the prior years nine month period. The decrease in net income for the first nine months of 1998 was primarily due to the previously discussed work stoppages.
   GME reported net income of $50 million for the 1998 third quarter compared with a net loss of $21 million in the prior year quarter. The increase in net income was primarily due to lower equity losses recorded for SAAB. GM is currently not incurring a share of the operating losses, as provided for under its agreement with the other equity owner of SAAB. This increase was partially offset by the launch cost of the Astra. Net income for the nine months ended September 30, 1998 totaled $273 million compared with $440 million for the prior year nine month period. The decrease in net income for the first nine months of 1998 was primarily due to a special charge related to work schedule modifications at Opel Belguim, launch costs associated with the Astra, and a gain in 1997 related to the sale of GME's interest in Avis Europe.
   GMLAAM reported a net loss of $64 million for the 1998 third quarter compared with net income of $165 million in the prior year quarter. Net income for the nine months ended September 30, 1998 totaled $38 million compared with $475 million for the prior year nine month period. The decreases in net income for the three and nine months ended September 30, 1998 were primarily due to the economic downturn throughout Latin America. Additionally, the increased cost of financing in the region resulted in higher incentive cost.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GMAP reported net income of $2 million for the 1998 third quarter compared with a net loss of $7 million in the prior year quarter. This increase in net income was primarily due to improved sales of the new Holden Commodore, where the costs associated with the launch of this vehicle were incurred in 1997. This was partially offset by a decrease in equity earnings at Isuzu due to the economic downturn in Asia. Net loss for the nine months ended September 30, 1998 totaled $26 million compared with net income of $27 million for the prior year nine month period. This decrease was primarily attributable to decreased equity earnings at Isuzu.

Delphi Financial Highlights

                                  Three Months Ended        Nine Months Ended
                                    September 30,              September 30,
                                       Adjust Reported        Adjusted Reported
                                1998(1)1997(1)  1997   1998(1) 1997(1)  1997
                                               (Dollars in Millions)
Net sales and revenues        $6,015  $7,183 $6,044  $20,679 $23,368 $19,486
                               -----   -----  -----   ------  ------  ------

Pre-tax (loss) income           (798)    136     30     (338)  1,127     735
Income tax (benefit) expense    (297)     35     (6)    (157)    386     236
Minority interests                 5       2      2        8       8       8
Earnings of nonconsolidated
  affiliates                      11      20     17       35      45    38
                                ----    ----     --     ----    ----  ----
    Net (loss) income          $(485)   $123    $55    $(138)   $794    $545
                                 ===     ===     ==      ===     ===     ===

    Net (loss) profit margin     (8.1%)  1.7%    0.9%    (0.7%)   3.4%    2.8%

(1)Amounts have been adjusted to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. The 1998 and adjusted 1997 amounts include the results of Delco Electronics (Delco).

Delphi Financial Review

   Delphi reported a net loss of $485 million for the 1998 third quarter compared with $123 million of adjusted income in the prior year quarter. The 1998 third quarter net income decreased primarily due to lower production volume at GMNA related to the current year work stoppages previously discussed. Excluding the $270 million after-tax effect of the work stoppages in the third quarter of 1998, Delphi's third quarter adjusted income decreased by $338 million. This decrease is primarily due to charges associated with the divestitures of Delphi's lighting, coil-spring, and seating businesses, discussed below, partially offset by significant progress in manufacturing performance and a reduction in material costs. Net income for the nine months ended September 30, 1998 decreased to a loss of $138 million compared with adjusted income of $794 million for the prior year nine month period. The decrease in income for the first nine months of 1998 is primarily due to the unfavorable impact of the work stoppages and the other factors referred to above.
   Net sales and revenues for the 1998 third quarter were $6.0 billion, a decrease of approximately $1.2 billion or 16.3% compared with adjusted sales and revenues for the prior year quarter. This decrease was primarily due to work stoppages, the economic downturn in Asia and Latin America and pricing pressures from customers. After adjusting for the work stoppages, Delphi's 1998 third quarter sales to customers outside the GMNA vehicle groups represented approximately 37% of total sales, including all joint ventures which represents an increase of one and one half percentage points over the same period in 1997. Net sales and revenues for the nine months ended September 30, 1998 totaled $20.7 billion, compared with $23.4 billion adjusted sales and revenue in the prior year nine month period. The decrease in sales and revenues for the first nine months of 1998 was primarily due to work stoppages, additional decreases in GMNA's production volumes, pricing reductions to OEM's during the period and the economic downturn in Asia and Latin America.
   Pre-tax income in the third quarter of 1998 decreased by $934 million compared with the adjusted prior year quarter. Pre-tax income for the nine months ended September 30, 1998 decreased to a loss of $338 million from the prior year adjusted income of $1,127 million. These decreases are primarily due to decreases in GMNA's production volumes due to the work stoppages and model change-over, competitive pressures that resulted in price reductions to customers and the financial turmoil in Asia and Latin America partially offset by strong progress in manufacturing performance and a reduction in material costs.

            GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Review (concluded)

   In response to the increasingly competitive automotive components and systems market, Delphi continuously reviews competitiveness of its operations, growth opportunities, and its strategy of increasing market share through technology leadership, quality, cost control, and responsiveness. Consistent with this practice, during the third quarter of 1998, Delphi entered into agreements for the divestiture of its seating, lighting, and coil springs businesses. These businesses, with combined revenues of approximately $2 billion and global employment of approximately 10,000 are not core to Delphi's strategic growth objectives. In connection with consummation of these transactions Delphi recorded an after-tax loss of $271 million.
   Delphi is the principal supplier of automotive components and systems to GMNA. Delphi's sales of automotive components and systems today is highly dependent on GM's production of vehicles in North America, the level of Delphi-supplied content per GMNA vehicle, the price of such automotive components and systems, and the competitiveness of Delphi's product offerings. Delphi's strategy is to reduce its dependence on GMNA sales by growing its automotive components and systems sales globally and by expanding its non-GMNA sales base in North America. In addition, the global automotive components and systems market is highly competitive which has led Delphi to refine its strategy to focus on profitable growth, as well as increased market share through technology leadership, quality, cost control and responsiveness. On August 3, 1998, GM and Delphi Automotive Systems jointly announced that the GM Board of Directors approved in principle to proceed with a series of planned transactions that would result in Delphi becoming a fully independent, publicly traded company. The transactions would include the incorporation of Delphi and then an offering of 15-19 percent of its common stock in an initial public offering during the first quarter of 1999. Later in the year, all of the Delphi shares held by GM would be distributed to share holders of GM's $1-2/3 par value common stock through a tax-free spin-off, split-off or some combination of both. Further, on November 16, 1998 it was announced that Delphi has filed a registration statement with the Securities and Exchange Commission relating to the initial public offering of its common stock. Additional information regarding these planned transactions is included in Note 12 to the September 30, 1998 GM consolidated financial statements.

General Motors Acceptance Corporation (GMAC) Financial Highlights

                                     Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                        1998     1997         1998      1997
                                     -------------------     -----------------
                                      (Dollars in Millions) Financing revenue
  Retail and lease financing            $982     $862      $2,834    $2,692
  Operating leases                     1,822    1,827       5,416     5,446
  Wholesale and term loans               346      417       1,212     1,320
                                       -----    -----       -----     -----
    Total automotive financing revenue 3,150    3,106       9,462     9,458
Interest and discount                  1,477    1,308       4,317     3,886
Depreciation on operating leases       1,149    1,163       3,488     3,475
                                       -----    -----       -----     -----
    Net automotive financing revenue     524      635       1,657     2,097
Insurance premiums earned                466      302       1,417       914
Mortgage revenue                         538      418       1,456     1,091
Other income                             292      281         960       843
                                       -----   ------       -----    ------
    Net financing revenue and other    1,820    1,636       5,490     4,945
Expenses                               1,377    1,081       4,004     3,177
                                       -----    -----       -----     -----
Pre-tax income                           443      555       1,486     1,768
Income tax expense                       130      243         459       746
                                       -----      ---      ------     -----
    Net income                          $313     $312      $1,027    $1,022
                                         ===      ===       =====     =====
Net income from automotive financing
  operations                            $250     $223        $784      $724
Net income from insurance operations      54       50         188       171
Net income from mortgage operations        9       39          55       127
                                       -----     ----      ------     -----
    Net income                          $313     $312      $1,027    $1,022
                                         ===      ===       =====     =====

Return on average equity (1)            13.3%    14.4%       14.9%      16.1%
------------------
(1) Return on average equity represents net income as a percentage of average monthly stockholder's equity outstanding for each month in the period.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

General Motors Acceptance Corporation (GMAC) Financial Review

   Consolidated net income for the third quarter and nine months ended September 30, 1998 was relatively unchanged when compared to the same periods during 1997. Earnings were 12% higher from automotive financing operations during the third quarter of 1998, compared to the same period in 1997, primarily due to increased retail financing and leasing assets, reduced credit losses and a lower effective income tax rate, partially offset by lower net interest margins and lower wholesale volume.
   Earnings from insurance operations increased by 8% during the third quarter of 1998, compared to the same period during 1997. Earnings were higher due to the inclusion of Integon Corporation (Integon) and increased capital gains.
   Net income from mortgage operations during the third quarter of 1998 was $9.4 million. The significant decline in income, when compared to the same period last year, is the result of widening credit spreads and increasing prepayments, which have reduced the value of its mortgage inventory and investment positions.
   During the three months ended September 30, 1998, GMAC financed 37.7% of new GM vehicles delivered in the U.S., up from 31.3% during the same period last year. Financing of new GM vehicles for the first nine months of 1998 was 36.2% compared with 27.2% for the comparable 1997 period. Increased incentive programs sponsored by GM resulted in GMAC's higher retail financing penetration.
   U.S. wholesale inventory financing was provided on 564,000 and 1,931,000 new GM vehicles during the third quarter and first nine months of 1998, respectively, compared with 756,000 and 2,428,000 new GM vehicles during the same periods in 1997. GMAC's wholesale financing represented 63.4% of all GM U.S. vehicle sales to dealers during the first nine months of 1998, down from 67.5% for the comparable period a year ago. Increased competitive market conditions led to the decline in wholesale penetration levels. The reduction in wholesale financing volume is primarily a result of the work stoppages at GM.
   Automotive financing revenue totaled $3.2 billion and $9.5 billion in the third quarter and first nine months of 1998, respectively, compared to $3.1 billion and $9.5 billion for the same periods in 1997. Higher retail financing revenues were offset by a decline in wholesale revenues, principally as a result of the reduction in wholesale receivable balances related to the GM work stoppages.
   GMAC's worldwide cost of borrowing, including the effects of derivatives, for the third quarter and first nine months of 1998 averaged 6.06% and 6.07%, respectively, a decrease of 31 and 26 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.93% and 6.00% for the third quarter and first nine months of 1998, compared to 6.48% and 6.41% for the respective periods in 1997. The lower average borrowing costs for both comparable periods of 1998 are largely a result of lower long-term interest rates and a greater proportion of floating rate debt compared to fixed rate debt.
   Insurance premiums earned, mortgage revenue and other income totaled $1.3 billion and $3.8 billion for the third quarter and nine months ended September 30, 1998, respectively, compared to $1.0 billion and $2.8 billion during the comparable 1997 periods. The quarterly and year-to-year comparative increases can be primarily attributed to higher insurance premiums and investment income resulting from the acquisition of Integon by GMAC Insurance Holdings, Inc. (GMACI) in October 1997, as well as an increase in mortgage investment income.
   Consolidated salaries and other operating expenses totaled $922 million and $2.6 billion for the third quarter and first nine months of 1998, respectively, compared to $694 million and $2.1 billion for the comparable periods last year. The increase is mainly attributable to the acquisition of Integon by GMACI and continued growth at GMAC Mortgage Group, Inc. (GMACMG).
   Annualized net retail losses were 0.74% and 0.83% of total average serviced automotive receivables during the third quarter and first nine months of 1998, respectively, compared to 1.12% and 1.27% for the same periods last year. The provision for credit losses totaled $323 million and $396 million for the nine month periods ended September 30, 1998 and 1997, respectively. The decline in the provision is primarily attributable to lower credit losses resulting from tightened credit standards.
   The effective income tax rate for the nine months ended September 30, 1998 was 30.9%, compared to 42.2% for the same period last year. The decrease in the effective tax rate can be attributed to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                        1998    1997(1)       1998    1997(1)
                                      -----------------       ----------------
                                 (Dollars in Millions Except Per Share Amounts)
Revenues
  Product sales                         $873     $703      $2,327    $2,126
  Direct broadcast, leasing
    and other services                   640      555       1,846     1,308
                                       -----    -----       -----     -----
    Total revenues                     1,513    1,258       4,173     3,434
Income from continuing operations
    before income
    taxes and minority interests          46       87         190       611
Income taxes                              17       35          72       244
Minority interests                         9       (5)         19        17
Income from discontinued operations,
    net of taxes                           -        -           -         1
                                        ----     ----       -----      ----
    Net income                           $38      $47        $137      $385
                                          ==       ==         ===       ===

    Earnings used for computation
      of Available Separate
      Consolidated Net Income (2)        $43      $52        $153      $401

    Earnings per share attributable
      to Class H common stock (3)       $0.11    $0.13       $0.38     $1.00
--------------------
(1)The 1997 amounts presented relate only to the results of the telecommunications and space businesses of former Hughes. See Hughes Financial Review for further discussion.
(2)Excludes amortization of GM purchase accounting adjustments of $5 million for the third quarters of 1998 and 1997 and $16 million for the nine-month periods ended September 30, 1998 and 1997 related to GM's acquisition of Hughes Aircraft Company (HAC) in 1985.
(3)The 1997 amounts are presented on a pro forma basis to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. See Hughes Financial Review for further discussion.

Hughes Financial Review
   On December 17, 1997, GM and former Hughes completed a series of transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes (consisting of the defense electronics, automotive electronics and telecommunications and space businesses). The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of GM's $1-2/3 par value and Class H common stocks, the transfer of Delco from former Hughes to Delphi, and the recapitalization of Class H common stock into a new GM tracking stock, Class H common stock, that is linked to the remaining telecommunications and space businesses of Hughes. The Hughes Transactions were followed immediately by the merger of Hughes Defense with Raytheon Company. The 1997 amounts presented for Hughes relate only to the telecommunications and space businesses of former Hughes.
   For 1997, earnings per share attributable to Class H common stock is presented on a pro forma basis. Prior to the Hughes Transactions, such amounts were calculated based on the financial performance of former Hughes. Since the financial highlights for 1997 relate only to the telecommunications and space businesses of former Hughes, they do not reflect the earnings attributable to the former Class H common stock on a historical basis. The pro forma presentation, therefore, presents the financial results which would have been achieved for 1997 relative to the Class H common stock based solely on the performance of the telecommunications and space businesses of former Hughes.
   In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat for $851 million in cash, increasing Hughes' ownership interest in PanAmSat to 81.0%.
   Hughes Electronics reported net income of $38 million for the third quarter of 1998 compared with last year's $47 million, and $137 million for the first nine months of 1998 compared with $67 million in the same period of 1997. 1997 net income for the first nine months excludes the $318 million after-tax gain ($0.80 per share of Class H common stock) recognized in connection with the May 1997 PanAmSat merger. Excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC and the 1997 $318 million after-tax gain, Hughes' earnings used for computation of available separate consolidated net income was $43 million and $52 million for the third quarters of 1998 and 1997, respectively, and $153 million and $82 million for the nine months ended September 30, 1998 and 1997, respectively. Earnings per share on the same basis decreased to $0.11 for the third quarter of 1998 versus earnings per share of $0.13 for the same period in 1997. Earnings per share on the same basis increased to $0.38 for the first nine months of 1998 versus pro forma earnings per share of $0.20 in 1997. The quarterly decline resulted primarily from the expected increase in DIRECTV sales and marketing

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

expenses to support record subscriber growth, DIRECTV Japan start-up losses, and increased other expenses, including pension expense. The reductions were partially offset by lower interest expense and higher interest income. The increase for the nine months was principally due to record DIRECTV subscriber growth through September, continued strong performance in the satellite services segment resulting from the PanAmSat merger and higher commercial satellite sales.
   Third quarter 1998 revenues increased 20.3% to $1.5 billion compared with $1.3 billion in the third quarter of 1997. Revenues for the first nine months of 1998 increased 21.5% to $4.2 billion compared with $3.4 billion in the same period of 1997. The 1998 increase in revenues compared to the same periods in 1997 resulted from an increase in the DIRECTV businesses due to strong subscriber growth and average monthly revenues per subscriber, as well as low subscriber churn rates; an increase in satellite services primarily from increased operating lease revenues for video, data and Internet-related services; an increase in satellite manufacturing which resulted principally from higher commercial satellite sales; and an increase in network systems resulting from higher DIRECTV equipment sales.
   Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, decreased to $68 million for the third quarter of 1998 compared with $124 million in the third quarter of 1997 and increased to $229 million for the first nine months of 1998 from $215 million for the same period in 1997. Third quarter operating profit margin on the same basis decreased to 4.5% from 9.9 % in 1997 and decreased to 5.5% in the first nine months of 1998 compared with 6.2% in the same period of 1997. The quarterly declines resulted primarily from the increased expenses noted above. The increase in operating profit for the nine months resulted from the increased revenues which more than offset the noted increases in third quarter operating expenses and a provision for estimated losses related to the bankruptcy filing by a network systems customer and goodwill amortization associated with PanAmSat.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   To  facilitate  analysis,  the  following  sections  present  GM's  financial
statements  with  the  financing  and  insurance  operations   (primarily  GMAC)
reflected on an equity basis.

Consolidated Statements of Income With Financing and Insurance Operations on an
Equity Basis (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    ------------------      -----------------
                                       1998      1997       1998        1997
                                    --------  --------     --------  --------

                                                  (Dollars in Millions)
Net sales and revenues               $29,846   $37,125     $99,735   $114,323
                                      ------    ------      ------    -------
Costs and expenses
Cost of sales and other
  operating charges,
  exclusive of items listed below     26,457    31,484      85,399     95,586
Selling, general, and administrative
   expenses                            3,076     3,157       9,357      9,331
Depreciation and amortization expenses 1,672     1,830       5,082      5,627
                                     -------   -------     -------   --------
  Total costs and expenses            31,205    36,471      99,838    110,544
                                      ------    ------      ------    -------

Operating (loss) income               (1,359)      654        (103)     3,779
Other income less income deductions      (28)      613       1,208      2,682
Interest expense                         343       225         920        663
                                      ------    ------      ------     ------
(Loss) income before income taxes,
  minority interests, and earnings
  of nonconsolidated affiliates       (1,730)    1,042         185      5,798
Income tax (benefit) expense            (588)      289          63      1,928
                                      ------    ------     -------      -----
(Loss) income before minority interests
  and earnings of nonconsolidated
  affiliates                          (1,142)      753         122      3,870
Minority interests                        10        13          13         50
Earnings of nonconsolidated affiliates   323       301       1,049      1,041
                                       -----    ------       -----      -----
  Net (loss) income                    $(809)   $1,067      $1,184     $4,961
                                         ===     =====       =====      =====

  Net (loss) profit margin              (2.7%)     2.9%        1.2%        4.3%

Results of Operations With Financing and Insurance Operations on an Equity Basis

   In the third quarter of 1998, GM reported a net loss of $(809) million or $(1.28) per share of $1-2/3 par value common stock, compared to net income of $1.1 billion or $1.35 per share of $1-2/3 par value common stock for the third quarter of 1997. GM's third quarter 1998 net income included a $1.2 billion after-tax unfavorable impact from the previously discussed work stoppages. GM's net income for the nine months ended September 30, 1998 was $1.2 billion, or $1.65 per share of $1-2/3 par value common stock, compared with $5.0 billion, or $6.35 per share of $1-2/3 par value common stock, for the nine months ended September 30, 1997. GM's 1998 and 1997 net income included a $2.4 billion and $490 million after-tax unfavorable impact from work stoppages. The decreases in net income are primarily due to the economic downturn in Asia and Latin America and the Hughes Transactions.
   Highlights of financial performance by GM's major business sectors for the three months and nine months ended September 30 were as follows (in millions):

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    -------------------     -----------------
                                      1998       1997       1998       1997
                                      ----       ----       ----       ----
  GMNA                               $(612)       $423       $18      $1,661
  GME                                   50         (21)      273         440
  GMLAAM                               (64)        165        38         475
  GMAP                                   2          (7)      (26)         27
  Delphi                              (485)         55      (138)        545
  GMAC                                 313         312     1,027        1,022
  Hughes                                43         240       153        1,017
  Other                                (56)       (100)     (161)        (226)
                                      ----       -----     -----        -----
     Net (loss) income               $(809)     $1,067    $1,184       $4,961
                                      =====      =====     =====        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Results of Operations With Financing and Insurance Operations on an Equity Basis (concluded)

   Reference should be made to the GM sectors' financial reviews that are presented on pages 14 through 21 and incorporated by reference to supplement the information presented herein.
   Third quarter 1998 net sales and revenues were $29.8 billion, which represented a decrease of $7.3 billion compared with the prior year quarter. Net sales and revenues for the nine months ended September 30, 1998 were $99.7 billion compared with $114.3 billion for the nine months ended September 30, 1997. These decreases in net sales and revenues for the third quarter and the first nine months were primarily due to the spin-off of Hughes Defense and lower wholesale sales volumes in North America due to the launch of the GMT-800 and the work stoppages previously discussed.
   The gross margin percentage for the 1998 third quarter was 11.4% compared with 15.2% in the prior year quarter. The gross margin percentage for the nine months ended September 30, 1998 was 14.4%, compared with 16.4% for the first nine months of 1997. The decreases in the gross margins primarily resulted from the decrease in wholesale sales volumes and higher sales incentives in North America.
   Cost of sales and other operating charges decreased to $26.5 billion in the third quarter and $85.4 billion for the first nine months of 1998 compared with $31.5 billion and $95.6 billion, respectively. These decreases were primarily due to the spin-off of Hughes Defense and lower wholesale sales volumes in North America due to the work stoppages and the launch of the GMT-800. Depreciation and amortization expenses decreased by $158 million and $545 million in the third quarter of 1998 and for the nine months ended September 30, 1998, respectively, primarily due to a reduction in tool amortization at GMNA as a result of the previously reported competitiveness studies at GM.
   Other income less income deductions decreased to $(28) million for the 1998 third quarter compared with $613 million in the prior year quarter primarily due to a $430 million pre-tax loss ($271 million after-tax or $0.41 per share of $1-2/3 par value common stock) in the third quarter related to the divestitures of Delphi's seating, lighting and coil spring businesses. Other income less income deductions for the nine months ended September 30, 1998 was $1.2 billion compared with $2.7 billion for the first nine months of 1997. This decrease is primarily due to the previously discussed third quarter 1998 loss and an $88 million pre-tax gain ($55 million after-tax or $0.07 per share of $1-2/3 par value common stock) related to an agreement in the first quarter of 1997 with Volkswagen A.G. (VW), a $490 million pre-tax gain ($318 million after-tax or $0.33 per share of $1-2/3 par value common stock and $0.80 per share of Class H common stock) related to the merger of the satellite service operations of Hughes and PanAmSat(PAS), and a $128 million pre-tax gain ($103 million after-tax or $0.14 per share of $1-2/3 par value common stock) related to the sale of GME's equity interest in Avis Europe in the second quarter of 1997 .



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets With Financing and Insurance Operations on an Equity
Basis (Unaudited)

                                          Sept. 30,     Dec. 31,      Sept. 30,
                                            1998         1997           1997
                                          ---------    ---------      ---------

                                                   (Dollars in Millions)
                             ASSETS
Cash and cash equivalents                  $7,885       $10,685        $9,930
Other marketable securities                   601         3,826         4,669
                                           ------        ------        ------
  Total cash and marketable securities      8,486        14,511        14,599
Accounts and notes receivable
  (less allowances)
  Trade                                     6,076         5,164         5,627
  Nonconsolidated affiliates                1,725           836         1,722
Inventories (less allowances)              11,751        12,102        12,820
Equipment on operating leases
  (less accumulated
  depreciation)                             4,797         4,677         3,854
Deferred income taxes and other             6,300         6,278         4,989
                                          -------       -------       -------
    Total current assets                   39,135        43,568        43,611
Equity in net assets of nonconsolidated
   affiliates                              11,308        10,164        10,313
Deferred income taxes                      20,676        20,721        20,341
Other investments and miscellaneous assets 13,646        13,564        13,926
Property - net                             36,529        33,914        38,010
Intangible assets -net                     11,525        10,752        14,803
                                         --------      --------      --------
    Total assets                         $132,819      $132,683      $141,004
                                          =======       =======       =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                          $12,760       $12,474       $11,871
Loans payable                               1,854           656         1,766
Accrued expenses and customer deposits     31,707        33,459        32,440
                                           ------        ------        ------
    Total current liabilities              46,321        46,589        46,077
Long-term debt                              7,016         5,491         6,002
Capitalized leases                            181           185           184
Postretirement benefits other than
  pensions                                 38,002        38,388        41,820
Pensions                                    5,679         4,271         4,275
Other liabilities and deferred
  income taxes                             20,144        19,336        18,141
                                          --------     --------      --------
    Total liabilities                     117,343       114,260       116,499
                                          -------       -------       -------
Minority interests                            575           695           705
General Motors - obligated mandatorily
   redeemable preferred securities of
   subsidiary trusts holding solely
   junior subordinated debentures of
   General Motors
    Series D                                   79            79            79
    Series G                                  142           143           143
Stockholders' equity                       14,680        17,506        23,578
                                         --------      --------      --------
    Total liabilities and
       stockholders' equity              $132,819      $132,683      $141,004
                                          =======       =======       =======

Liquidity and Capital Resources With Financing and Insurance Operations on an Equity Basis
   GM's cash and marketable securities totaled $8.5 billion at September 30, 1998, compared with $14.5 billion at December 31, 1997 and $14.6 billion at September 30, 1997. The decrease in cash and marketable securities from December 31, 1997 and September 30, 1997 to September 30, 1998 was primarily due to the work stoppages previously mentioned and approximately $2.6 billion in cash used in 1998 to acquire 38.4 million shares of $1-2/3 par value common stock under the stock repurchase program announced in August 1997, a net increase of $1.5 billion in the balance of GM's VEBA trust and a $1.3 billion pension contribution, partially offset by increases in loans payable and long-term debt.
   Loans payable and long-term debt increased by approximately $2.8 billion and $1.1 billion to $8.9 billion at September 30, 1998 from balances of $6.1 billion at December 31, 1997 and $7.8 billion at September 30, 1997, respectively. The increases were primarily due to issuances of commercial paper and an increase in long-term debt to fund a VEBA. Net liquidity, calculated as cash and marketable securities less the total of loans payable, long-term debt and capitalized leases was $(565) million at September 30, 1998, compared with $8.2 billion at December 31, 1997 and $6.6 billion at September 30, 1997.
   Book value per share of $1-2/3 par value common stock decreased to $19.49 at September 30, 1998, from $22.26 at December 31, 1997 and $30.17 at September 30, 1997. Book value per share of Class H common stock decreased to $11.69 at September 30, 1998, from $13.36 at December 31, 1997 and $15.09 at September 30, 1997.

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources for GMAC

   At September 30, 1998, GMAC owned assets and serviced automotive receivables totaling $126.1 billion, $4.9 billion above year-end 1997, and $12.5 billion above September 30, 1997. The higher balance compared to year-end 1997 predominantly reflects increases in retail earning assets partially offset by declines in wholesale receivables and off-balance sheet wholesale and retail serviced assets.
   Earning assets totaled $113.3 billion at September 30, 1998, compared to $104.5 billion and $102.3 billion at December 31 and September 30, 1997, respectively.
   Finance receivables serviced by GMAC, including sold receivables, totaled $72.6 billion at September 30, 1998, $800 million below December 31, 1997 levels and $3.5 billion above September 30, 1997 levels. On-balance sheet retail receivables were $5.9 billion higher than year-end 1997, primarily a result of increased retail incentive programs sponsored by GM. On-balance sheet wholesale receivables declined $2.7 billion during the same period due to the GM work stoppages. Also contributing to the change, sold wholesale receivables decreased $3.7 billion, attributable to the scheduled wind down of a revolving wholesale trust and the effects of the work stoppages. Additionally, sold retail receivables (including the retained subordinated interest portion) declined by $1.2 billion.
   Consolidated operating lease assets, net of depreciation, totaled $28.4 billion at September 30, 1998, reflecting increases of $2.6 billion and $2.0 billion over December 31 and September 30, 1997 periods, respectively. The increase from year-end 1997 is primarily attributable to additional GM sponsored lease incentive programs in the U.S. during the first nine months of 1998.
   Investments in securities at September 30, 1998 totaled $8.1 billion, compared with $7.9 billion and $6.2 billion at December 31 and September 30, 1997, respectively. The increase from September 1997 to September 1998 is principally the result of continued growth at GMACMG and the acquisition of Integon by GMACI.
   GMAC's due and deferred from receivable sales (net) totaled $186 million at September 30, 1998, compared with $691 million and $661 million at December 31 and September 30, 1997, respectively. The significant decline in the September 30, 1998 balance was primarily due to the upgrade in GMAC's short-term debt rating by Standard & Poor's Ratings Group ("S&P") in January 1998, which eliminated the requirement to segregate and hold in trust the daily collections on sold receivables.
   As of September 30, 1998, GMAC's total borrowings were $91.9 billion, compared with $86.7 billion and $82.9 billion at December 31, 1997 and September 30, 1997, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of debt to total stockholder's equity at September 30, 1998 was 9.7:1, compared to 9.9:1 at December 31, 1997 and 9.6:1 at September 30, 1997.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $42.7 billion at September 30, 1998, compared to $39.8 billion at year-end 1997 and $39.6 billion at September 30, 1997. The unused portion of these credit lines totaled $33.8 billion at September 30, 1998, $3.4 billion and $2.7 billion higher than December 31 and September 30, 1997, respectively. Included in the unused credit lines are a committed U.S. revolving credit facility of $10.0 billion which serves primarily as back-up for GMAC's unsecured commercial paper program and a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables credit facility for New Center Asset Trust (NCAT), a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.



                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows With Financing and Insurance
Operations on an Equity Basis (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                             1998      1997
                                                            ------    ------
                                                          (Dollars in Millions)

Net cash provided by operating activities                  $2,616   $11,254
                                                            -----    ------

Cash flows from investing activities
  Expenditures for property                                (6,688)   (6,648)
  Investments in companies, net of cash acquired             (569)   (1,788)
  Investments in other marketable securities
   - acquisitions                                          (8,553)  (11,083)
  Investments in other marketable securities
   - liquidations                                          11,777    10,056
  Operating leases - acquisitions                          (4,382)   (3,963)
  Operating leases - liquidations                           4,092     2,981
  Other                                                      (287)        -
                                                           ------    -------
Net cash used in investing activities                      (4,610)  (10,445)
                                                            -----    ------

Cash flows from financing activities
  Net increase in loans payable                             1,178       552
  Increase in long-term debt                                2,695       358
  Decrease in long-term debt                               (1,178)     (568)
  Proceeds from issuing common stocks                         344       471
  Repurchases of common stocks                             (3,071)   (3,353)
  Cash dividends paid to stockholders                      (1,046)   (1,252)
                                                            -----     -----
Net cash used in financing activities                      (1,078)   (3,792)
                                                            -----     -----

Effect of exchange rate changes on cash and
  cash equivalents                                            272      (407)
                                                            -----     -----
Net decrease in cash and cash equivalents                  (2,800)   (3,390)
Cash and cash equivalents at beginning of the period       10,685    13,320
                                                           ------    ------
Cash and cash equivalents at end of the period             $7,885    $9,930
                                                           ======    ======

Cash Flows With Financing and Insurance Operations on an Equity Basis

   Net cash provided by operating activities was approximately $2.6 billion for the nine months ended September 30, 1998, compared with net cash provided by operating activities of approximately $11.2 billion in the prior year period. The decrease was primarily the result of a decrease in cash generated from lower net income primarily due to the work stoppages previously discussed, a net increase of $1.5 billion in the balance of GM's VEBA trust, a $1.3 billion pension contribution and other changes in operating assets and liabilities.
   Net cash used in investing activities amounted to $4.6 billion for the nine months ended September 30, 1998 compared with $10.4 billion in the prior year period. The decrease in net cash used in investing activities during the 1998 period was primarily due to approximately $1.5 billion of cash consideration used in 1997 to consummate the merger of the satellite service operations of Hughes and PAS, combined with a net liquidation of marketable securities of $3.2 billion primarily due to the work stoppages and a net decrease in cash used for operating leases in 1998.
   Net cash used in financing activities totaled $1.1 billion for the nine months ended September 30, 1998, compared with $3.8 billion for the prior year period. The change was primarily due to net increases in short and long-term debt.
   Dividends may be paid on common stocks only when, as and if declared by the GM Board of Directors (GM Board) in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On November 2,1998, the GM Board declared quarterly dividends of $0.50 per share on $1-2/3 par value common stock, payable December 10, 1998. The GM Board also declared quarterly dividends on the Series B, Series D, and Series G Depositary Shares of $0.57, $0.495, and $0.57 per share, respectively, payable February 1, 1999. With respect to Class H common stock, which was recapitalized on December 17, 1997, the GM Board has decided that at this time no cash dividends will be paid in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.









                                     - 27 -
                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash Flows for GMAC

   Cash provided by operating activities during the first nine months ended September 30, 1998 totaled $6.3 billion, an increase from the $3.8 billion provided during the comparable 1997 period. The additional operating cash flow was primarily the result of lower net purchases of mortgage loans and increased other mortgage liabilities.
   Cash used for investing activities during the first nine months of 1998 totaled $11.9 billion, compared with $8.6 billion during the same period in 1997. Cash usage increased as a result of greater net finance receivable acquisitions, increases in both operating lease acquisitions and receivables due from GM, partially offset by increased proceeds from investment in securities sales and wholesale asset securitization activity.
   During the first nine months of 1998, cash provided by financing activities totaled $5.4 billion, compared with approximately $4.5 billion of cash provided by financing activities during the comparable 1997 period. The change is primarily the result of an increase in notes payable to GM and lower dividends paid to GM.

Year 2000

   Many computerized systems and microprocessors that are embedded in a variety of products either made or used by GM have the potential for operational problems if they lack the ability to handle the transition to the Year 2000.
Because this issue has the potential to cause disruption of GM's business operations, GM has developed a comprehensive worldwide program to identify and remediate potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. In addition, GM has initiated communications and site assessments with its suppliers, its dealers and other third parties in order to assess and reduce the risk that GM's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.
   One of GM's first priorities was the analysis of microprocessors used in GM passenger cars and trucks. This review included all current and planned models as well as the electronics in older vehicles produced during the period of approximately the last 15 years when vehicles have contained microchips capable of processing date information. Most of the processors reviewed have no date-related functionality, and accordingly have no Year 2000 issues. Of the vehicles with processors that perform date-related functions, none had any Year 2000 issues except for one vehicle model where an indicator light prematurely indicates the need for an oil change at the end of every decade.
   GM's Year 2000 program teams are responsible for remediating all of GM's information technology and embedded systems. Information technology principally consists of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). Embedded systems include microprocessors used in factory automation and in systems such as elevators, security and facility management. GM's Year 2000 program includes assessment and remediation services provided by Electronic Data Systems Corporation (EDS) pursuant to a Master Service Agreement with GM.

    The Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:

    Inventory -- identification and validation of an inventory of all systems that could be affected by the Year 2000 issue. The inventory phase commenced in earnest in 1996 and is substantially complete. It has identified approximately 7,600 business information systems and about 1.7 million infrastructure items and embedded systems.

    Assessment -- initial testing, code scanning, and supplier contacts to determine whether remediation is needed and to develop a remediation plan, if applicable. The assessment of business information systems is substantially complete and included a determination that about one quarter of such systems should be regarded as "critical" based on criteria such as the potential for business disruption. The assessment of infrastructure items and embedded systems is still underway but is expected to be substantially complete by the end of 1998.

    Remediation -- design and execution of a remediation plan, followed by testing for adherence to the design. GM is targeting the end of 1998 for remediation of its critical systems and will continue to address remediation of other systems on a prioritized basis thereafter; unimportant systems have been and will continue to be removed from GM's Year 2000 inventory and will not be remediated. While some critical systems will not be remediated until after the target date, GM believes that it is substantially on track to meet its target. In the normal course of its business plans, GM's Delphi Automotive Systems unit is incrementally implementing enterprise software that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software at several Delphi sites is scheduled for completion in the first quarter of 1999, and another Delphi site implementation is not expected to be complete until July 1999.

                                       - 28 -

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000 (continued)

    System Test -- testing of remediated items to ensure that they function normally after being replaced in their original operating environment. This phase is closely related to the remediation phase and follows essentially the same schedule.

    Implementation -- return of items to normal operation after satisfactory performance in system testing. This phase follows essentially the same schedule as remediation and system testing.

    Readiness Testing -- planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing is currently underway and this phase is expected to become the major focus of the Year 2000 program commencing in the fourth quarter of 1998 and continuing throughout 1999.

    Contingency Planning -- development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. GM currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting its business operations as a whole. GM contingency planning will continue to identify systems or other aspects of its business or that of its suppliers that it believes would be most likely to experience Year 2000 problems as well as those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of products, materials or data to other operations. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, GM's contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel, inventory and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that GM may consider include the deployment of emergency response teams on a regional or local basis and the development of plans for the allocation, stockpiling or re-sourcing of components and materials that may be critical to our continued production. Specific contingency plans and resources for permitting the necessary flexibility of response are expected to be identified and put into place commencing in mid-1999.

   GM's communication with its suppliers is a focused element of the assessment and remediation phases described above. GM is a leading participant in an industry trade association, the Automotive Industry Action Group (AIAG), which has distributed Year 2000 compliance questionnaires as well as numerous awareness and assistance mailings to about half of the 100,000 supplier sites that supply GM throughout the world. Responses to these questionnaires, which were generally sent to GM's principal suppliers, have been received from about half of the supplier sites to which they were sent. Many of the non-responding suppliers are communicating directly with GM on an informal basis. In addition, GM has initiated its own review of suppliers considered to be critical to GM's operations, including approximately 1,650 on-site assessments to date. These assessment efforts are expected to be substantially complete for critical supplier sites by the end of 1998. Based on its assessment activity to date, GM believes that a substantial majority of its suppliers are making acceptable progress toward Year 2000 readiness. GM has established a program to provide further assistance to suppliers that desire more input or that are believed to be at high risk of noncompliance as a result of the foregoing assessment efforts. This supplier assistance program currently includes providing compliance workshops and remediation consultants to work with suppliers on developing and implementing their own remediation programs. GM's contingency planning efforts described above are also expected to address any critical suppliers that GM identifies as being at high risk of encountering Year 2000 problems.
   GM also has a program to work with its independent dealers on their Year 2000 readiness. This program includes distributing materials that assist dealers in designing and executing their own assessment and remediation efforts. GM has also included Year 2000 compliance criteria as part of its established program for certifying that third-party business information systems properly interface with other systems provided to dealers by GM.
   The cost of GM's Year 2000 program is being expensed as incurred with the exception of capitalizable replacement hardware. Total incremental spending by GM is not expected to be material to the Corporation's operations, liquidity or capital resources. GM incurred approximately $40 million of Year 2000 expense during 1997 and approximately $85 million in the first nine months of 1998. GM currently expects its total Year 2000 expense to be approximately $560 million, with peak spending occurring late in 1998 and early in 1999. This total spending also includes an additional payment of $75 million that GM has agreed to pay to EDS at the end of the first quarter of 2000 if systems remediated by EDS under the Master Service Agreement are capable of continued operation before, on and after January 1, 2000 without causing a significant business disruption that results in a material financial loss to GM due to the millennium change. In addition, the estimated value of the services EDS is required to provide to GM under the Master Service Agreement that are part of normal fixed price services and other on-going payments to EDS attributable to work being performed in connection with GM's Year 2000 program is



                                 - 29 -

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000 (concluded)

approximately $300 million. Despite the incremental Year 2000 spending expected to be incurred throughout the Corporation, GM's current business plan projects declining information technology expenses. GM's total Year 2000 costs noted above do not include information technology projects that have been accelerated due to Year 2000, which are estimated to be approximately $30 million.
   In view of the foregoing, GM does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GM and third parties that are critical to GM's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GM's ability to carry on its normal operations in the area or areas so affected. In the event that GM is unable to complete its remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GM's business, results of operations or financial condition.
   The foregoing discussion describes the Year 2000 program being implemented by GM and its consolidated subsidiaries other than Hughes. Information about the Year 2000 efforts of Hughes can be found in Exhibit 99.
    Statements made herein about the implementation of various phases of GM's Year 2000 program, the costs expected to be associated with that program and the results that GM expects to achieve constitute forward-loking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GM will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issues as it may affect third parties that are not controlled by GM. Accordingly, the costs and results of GM's Year 2000 program and the extent of any impact on GM's operations could vary materially from those stated herein.

Euro Conversion

   On January 1, 1999, eleven of fifteen member countries of the European Union will establish fixed conversion rates between their existing currencies and adopt the euro as their new common currency. The euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.
   The Corporation has established plans to assess and address the potential
impact to the Corporation, which may result from the euro conversion.   These
issues include, but are not limited to, 1) the technical challenges to adapt information systems to accommodate euro transactions; 2) the competitive impact of cross-border price transparency; 3) the impact on currency exchange rate risks; 4) the impact on existing contracts and 5) tax and accounting implications. The Corporation expects that the euro conversion will not have a material adverse impact on its financial condition or results of operations.

Competitiveness Studies

   GM periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such review. This evaluation and review is generally done in conjunction with the annual business planning cycle. The 1998 evaluation and review, anticipated to be completed prior to December 31, 1998, and other actions which may be taken, are expected to result in an after-tax charge of $300 million to $350 million.

Employment and Payrolls
                                                         1998   1997
                                                         ----   ----
Worldwide Employment at September 30, (in thousands)
  GMNA                                                   229     240
  GME                                                     81      79
  GMLAAM                                                  25      27
  GMAP                                                    10      10
  Delphi                                                 199     205
  GMAC                                                    23      18
  Hughes                                                  15      16
  Other                                                   12      11
                                                        ----    ----
    Total employees                                      594     606
                                                         ===     ===

                                       Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       ------------------    -----------------
                                         1998     1997       1998        1997
                                         ----     ----       ----        ----

Worldwide payrolls - (in billions)      $6.1      $6.9      $19.9       $21.0
                                         ===       ===       ====        ====

   Employment and payroll amounts reported for 1997 have been adjusted to reflect the changes to GM's organizational structure resulting from the Hughes Transactions. As such, Delphi reported amounts include Delco and Hughes reported amounts exclude Delco and Hughes Defense. The decrease in worldwide payrolls is partially due to the work stoppages previously discussed.




                                  - 30-
               GENERAL MOTORS CORPORATION AND SUBSIDIARIES

New Accounting Standard

   In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software cost once specific criteria are met. Currently, GM generally expenses the costs of developing or obtaining internal-use software as incurred. GM will adopt SOP 98-1 on January 1, 1999, as required. GM expects that under the new SOP, approximately $300 million to $350 million in spending will be capitalized in 1999 that would have otherwise been expensed.

                              * * * * * *

                                 PART II
ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1998 or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   As previously reported, the Ohio Environmental Protection Agency filed an enforcement action against the Powertrain Group Defiance Foundry alleging, among other things, that GM failed to: 1) timely perform a stack test on certain equipment, 2) comply with an air permit variance granted to the foundry, 3) comply with the "Prevention of Significant Deterioration" regulations in connection with the installation of certain equipment, and 4) comply with certain air emission limits set forth in a number of permits. This matter has been settled in a Consent Order, entered July 10, 1998, with GM paying a $220,000 civil penalty, performing a supplemental environmental project valued at $465,000, and paying $20,000 to the Ohio-Kentucky-Indiana Regional Council of Governments to be used for the distribution of new gas caps for late model vehicles.

Other Matters

   The Louisiana Court of Appeals has reversed the certification of a nationwide class covering owners of 1973 to 1991 C/K and R/V pickup trucks and cab chassis with fuel tanks mounted outside the frame rails. As previously reported, the trial court had certified the class and approved a settlement. The appeals court decision requires the trial court to make additional findings that the proposed class meets Louisiana class action requirements. It does not address the objectors' appeal from the approval of the fairness of the settlement or GM's appeal from the award of attorneys' fees and expenses. GM and plaintiffs are seeking review by the Louisiana Supreme Court.

   As previously reported, three class actions were pending alleging that front seat air bags installed in 1993 to 1997 model vehicles are defective. The federal court in Louisiana has granted a motion to dismiss the Louisiana and Texas cases. A motion for change of venue in the Alabama case has been denied. A writ of mandamus to review the denial of the change of venue motion is pending in the Alabama Supreme Court.

   In July 1998, the Corporation was served with two putative class action complaints covering all persons or entities resident in California which then or formerly owned or leased a 1985 through 1997 model year GM vehicle which was painted without a primer surface layer and which subsequently exhibited peeling or chipping of the paint. The complaints were filed in the California Superior Courts in San Francisco (Eddie Glorioso v. General Motors Corporation) and Alameda County (Scott Arnold v. General Motors Corporation). The complaints assert claims for breach of express warranty, violation of California's Song Beverly Consumer Warranty Act, and unfair competition and/or fraudulent business practices. They request restitution of all amounts paid by class members for GM vehicles and/or disgorgement of related profits or revenues, equitable relief, actual damages, prejudgment interest, costs, and attorneys' fees. No determination has been made that either case may proceed as a class action.

   In August 1998, a purported class action covering all owners, except citizens or residents of Texas and Alabama, of 1982 to 1989 GM vehicles with Type III door latches was filed in Circuit Court of Cook County, Illinois (Haenisch, et al. v. General Motors Corporation). Alternatively, it seeks a sub-class of Illinois owners. GM has removed the case to the federal court in Chicago, Illinois. As previously reported, purported class actions covering Texas (Rangel, et al. v. General Motors Corporation) and Alabama (McLain v. General Motors Corporation) owners were removed from state courts and are pending in federal courts in those states. Plaintiffs allege that the door latches are "potentially dangerous" because they are prone to open in collisions and subject passengers to risk of injury. The complaint asserts claims under state consumer protection statutes and for common law fraud and seeks the cost of modifying the latches, other unspecified relief, and attorneys' fees and costs. Personal injury claims are expressly excluded. No determination has been made that any of the cases may proceed as class actions.


                                 - 31 -
              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS - Concluded

   General Electric Capital Corporation ("GECC) and DIRECTV, Inc. ("DIRECTV"), a wholly-owned subsidiary of Hughes Electronics Corporation ("Hughes"), entered into a contract on July 31, 1995, in which GECC agreed to provide financing for consumers' purchases of DIRECTV programming and related hardware. Under the contract GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and cross claims have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety for escalating losses. GECC claims damages in excess of $140 million. DIRECTV seeks damages in excess of $70 million. Management vigorously disputes GECC's allegations and does not believe that the litigation will have a material adverse impact on the company.

   In connection with the 1997 spin-off of Hughes Defense and its subsequent merger with Raytheon, the terms of the merger agreement provided a process for resolving disputes that might arise in connection with, among other things, post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or visa versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another. In an attempt to resolve the dispute, Hughes gave notice to Raytheon to commence the arbitration process. Raytheon responded by filing an action in Delaware Chancery Court which seeks to enjoin the arbitration as premature. It is possible that the ultimate resolution of the post-closing financial adjustment provision of the merger agreement may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other is not determinable at this time. Hughes intends to vigorously pursue resolution of the dispute through the arbitration process, opposing the adjustments Raytheon seeks and seeking the payment from Raytheon that it has proposed.

                        *****

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.
-------  --------------------------------------                      --------

3(i)     Corrected  Restated  Certificate  of  Incorporation
         of General  Motors Corporation, filed as Exhibit 3(i)
         to the Current Report on Form 8-K of General  Motors
         Corporation  dated  June 8, 1998 and filed on July 30,
         1998                                                           N/A

99      Hughes Electronics Corporation and Subsidiaries
        Consolidated Financial Statements and Management's
        Discussion and Analysis of Financial Condition and
        Results of Operations                                            33

27      Financial Data Schedule (for SEC information only)


(b)  REPORTS ON FORM 8-K.

   Seven reports on Form 8-K, dated June 8, 1998, July 8, 1998, July 9, 1998, July 14, 1998 (2), August 3, 1998 and August 17, 1998 were filed during the quarter ended September 30, 1998 reporting matters under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

                                * * * * * *

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        GENERAL MOTORS CORPORATION
                                        ---------------------------
                                               (Registrant)


November 16, 1998                    /s/Peter R. Bible
-----------------                    ------------------------------------
(Date)                              (Peter R. Bible, Chief Accounting Officer)