Form 10-K
period 1998-12-31
GENERAL MOTORS CORP
filed 1999-03-10
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004
                                  FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934
                 For the fiscal year ended December 31, 1998
                                           -----------------

                                      OR


TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                      For the transition period from to


                         Commission file number 1-143
                                                -----

                          GENERAL MOTORS CORPORATION
                          --------------------------
            (Exact Name of Registrant as Specified in its Charter)


        STATE OF DELAWARE                                     38-0572515
        -----------------                                     ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

  100 Renaissance Center, Detroit, Michigan                 48265-1000
3044 West Grand Boulevard, Detroit, Michigan                48202-3091
--------------------------------------------                ----------
(Address of Principal Executive Offices)                    (Zip Code)

      Registrant's telephone number, including area code (313) 556-5000
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of Each Exchange on
                Title of Each Class                    Which Registered
--------------------------------------------    -----------------------------
Common, $1-2/3 par value (653,567,016 shares
  outstanding as of February 28, 1999)          New York Stock Exchange, Inc.
Class H Common, $0.10 par value (106,299,971
  shares outstanding as of February 28, 1999)   New York Stock Exchange, Inc.
Preference, $0.10 par value, Series B
  9-1/8% Depositary  Shares,  stated value
  $25 per share,  dividends  cumulative
  (20,020,586 depositary shares outstanding
  as of February 28, 1999)                      New York Stock Exchange, Inc.
Preference, $0.10 par value, Series D
  7.92%  Depositary  Shares,  stated value
  $25 per share,  dividends  cumulative
  (3,014,654 depositary shares outstanding
  as of February 28, 1999)                      New York Stock Exchange, Inc.
Preference, $0.10 par value, Series G
  9.12%  Depositary  Shares,  stated value
  $25 per share,  dividends  cumulative
  (5,015,410 depositary shares outstanding
  as of February 28, 1999)                      New York Stock Exchange, Inc.
General Motors Capital Trust D 8.67% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series D (3,149,748 shares outstanding as of
  February 28, 1999)                            New York Stock Exchange, Inc.
General Motors Capital Trust G 9.87% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series G (5,221,123 shares outstanding as of
  February 28, 1999)                            New York Stock Exchange, Inc.






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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 26, 1999) of General Motors Corporation $1-2/3 par value and Class H common stocks held by nonaffiliates on February 26, 1999 was approximately $54.7 billion and $5.0 billion, respectively.

Documents incorporated by reference are as follows:
                                                Part and Item Number of Form
Document                                        10-K into Which Incorporated
--------                                        ----------------------------

General Motors Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 1999 Part III, Items 10 through 13

----------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.


























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

ITEM 1.  Business

General

     The following information is incorporated herein by reference to the indicated pages in Part II:

     Item                                                   Page(s)

     Wholesale Sales                                        II- 6
     Employment and Payrolls                                II-21
     Note 22 of Notes to Consolidated Financial
       Statements (Segment Reporting)                       II-63 through II-66

   GM presents separate consolidating financial information for the following businesses: Automotive, Electronics and Other Operations and Financing and Insurance Operations. While the major portion of GM's operations is derived from the automotive and electronics industries, GM also has financing and insurance operations and produces products and provides services in other industries. GM participates in the automotive industry through the activities of its automotive business operating segments: General Motors Automotive (GMA) and Delphi Automotive Systems (Delphi). GMA is comprised of four regions: GM North America
(GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM). GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac. Delphi is a diverse supplier of automotive systems and components. Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion. GM's electronics operations relate to its Hughes Electronics Corporation subsidiary (Hughes) which includes activities relating to designing, manufacturing, and marketing advanced technology electronic systems, products, and services for the telecommunications and space industries. GM's other operations includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions. GM's financing and insurance operations primarily relate to General Motors Acceptance Corporation
(GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance.
   Substantially all automotive-related products are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 1998, there were approximately 8,300 GM vehicle dealers in the United States, 900 in Canada and Mexico, and 5,500 outlets overseas.

Raw Materials and Services

   GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

Backlog of Orders

   Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes had a $10.1 billion and $10.3 billion backlog of commercial contracts relating to its telecommunications and space businesses at the end of 1998 and 1997, respectively.






                                     I-1
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, Daimler-Chrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Fuji Heavy Industries, Ltd. (Subaru), Volkswagen A.G., Hyundai Motor Company, Ltd., Bayerische Motoren Werke AG (BMW), and Volvo AB. All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 1998 are summarized in Management's Discussion and Analysis in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and GM's competitive position during the years ended December 31, 1998, 1997, and 1996, respectively, were as follows:

                                                   1998(1)   1997     1996
                                                   -------   ----     ----
                                                       (Units in Thousands)
Total industry registrations
  In the United States                            15,971   15,501   15,459
  In Canada and Mexico                             2,091    1,919    1,535
  In other countries                              33,955   35,757   34,789
                                                  ------   ------   ------
Total industry registrations - all countries      52,017   53,177   51,783
                                                  ======   ======   ======

                                                     1998(1)  1997     1996
                                                     -------  ----     ----
                                                  (Percent of Total Industry)
GM's registrations
  In the United States                                29%      31%      31%
  In Canada and Mexico                                29       31       31
  In other countries                                   9        9        9
Total GM's registrations - all countries              16       16       16

-----------------
(1) Preliminary

   The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to GM's registrations includes units which are manufactured overseas by other companies and which are imported and sold by GM and affiliates.

Research and Development

   In 1998,  GM spent $7.9  billion  for  research,  manufacturing  engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. In addition, $719 million was spent for customer-sponsored activities, the majority of which were government related. Comparable data for 1997 were $8.2 billion for company-sponsored activities and $1.5 billion for customer-sponsored activities and for 1996 were $8.9 billion for company-sponsored activities and $1.6 billion for customer-sponsored activities, respectively.

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



                                     I-2

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Emissions Control (concluded)
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "LEV II" standards will begin phasing in for California vehicles in the 2004 model year. Similar Federal standards and timing are under consideration by EPA.
   The requirement that, for model years 2003 and later, 10% of cars and small light-duty trucks (up to 3,750 lb Loaded Vehicle Weight) sold in California must be zero emission vehicles (ZEVs), was modified by the LEV II rules to allow up to 6% of the 10% to be met using a new category of emission standards - the super low emission vehicle. Also, GM and six other major vehicle manufacturers signed Memorandum of Agreements (MOAs) with CARB to provide for a more market driven-introduction of ZEVs. The MOAs include provisions for an advanced battery ZEV demonstration program of 3,750 vehicles in the 1998-2000 time frame, a National LEV program or an alternative that provides equivalent emission benefits in California, the capability to produce specified numbers of ZEVs as warranted by demand, and continued research and development of advanced batteries. General Motors has fulfilled its MOA commitment for the 1998 model year.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the Federal requirements and four states have done so. Under the voluntary National LEV
(NLEV) program, the auto industry began the phase in of California vehicles in the northeast in 1999, and vehicles in all states outside California standard states meeting LEV standards on average starting in 2001. The EPA issued a final rule which would implement the NLEV program as a voluntary alternative available to automakers, and on March 2, 1998, the EPA declared that the NLEV program was "in effect" for 1999 and later model years after all manufacturers and all the Northeast states except New York, Massachusetts, Maine, and Vermont opted to participate in the program.
   In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems will need to be further modified to accommodate Federal onboard refueling vapor recovery (ORVR) control standards. ORVR phases in on passenger cars in the 1998 through 2000 model years and on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards will be required in California.
   Starting in the 2000 model year, today's test procedure for exhaust emissions will become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle. Both of these requirements have the potential of adding hardware (and thus costs) to many vehicles.

Industrial Environmental Control
   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.
   GM is in various stages of investigation or remediation for sites where contamination has been alleged and has recorded a liability of $519 million at December 31, 1998 and $610 million at December 31, 1997 for worldwide environmental investigation and remediation as summarized below:

     . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The foreseeable total liability for sites involving GM is estimated to be $147 million, which was recorded at December 31, 1998. This compares to $186 million at December 31, 1997.

     . For closed or closing plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, is estimated at $102 million at December 31, 1998. This compares to $122 million at December 31, 1997.

     . GM is involved in investigations and remediation activities at additional locations worldwide with a foreseeable liability of approximately $270 million, which was recorded at December 31, 1998. This compares to $302 million at December 31, 1997.




                                     I-3
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)
   The cost impact of the Clean Air Act Amendments under Title V are the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $500 million to $700 million through the year 2003.
   Expenditures by General Motors in the United States for industrial environmental control facilities during the years ended December 31, 1998, 1997, and 1996, respectively, were as follows (in millions): 1998-$92; 1997-$108; and 1996-$117. The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2002 will be (in millions):
1999-$115; 2000-$71; 2001 and 2002-$123. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

Vehicular Noise Control
   Federal Truck Regulations preempt all state/local noise regulations for trucks over 10,000 lb Gross Vehicle Weight Rating (GVWR). All jurisdictions regulating noise levels of school buses which are built on medium-duty truck chassis have adopted standards compatible with Federal regulations for medium-duty trucks. Federal Truck Regulations contain label and owner's manual requirements.
   Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. The current standard for vehicles in these classes is 80 dB as measured at 50 feet. Future implementation of more stringent exhaust emission regulations and more stringent fuel economy regulations will require an assessment of increased costs of noise control.

Safety Affairs and Regulations
   Expenditures to maintain the operational  safety,  occupant  protection,  and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.
   GM continues to meet the government requirement for passive restraints by installing driver and passenger supplemental inflatable restraints (air bags) on all passenger cars and selected light trucks and vans.
   GM introduced in 1998 and later models less aggressive air bags in order to address concerns about inflation injuries, particularly to children and smaller adult passengers who are not properly positioned. GM continues to make available air bag on-off switches for those customers who request them and also are eligible under the requirements of the National Highway Traffic Safety Administration (NHTSA) regulation allowing these devices.
   Dynamic side impact protection requirements similar to those for cars will apply to certain light trucks and vans beginning September 1, 1998. Side structure and interior trim designs of future models will continue to be affected. Additional market pressure and future model design effects are likely regarding side impact performance at higher crash speeds. This will result as the federal government continues its consumer information side impact crash test program at an elevated impact speed.
   A new government requirement for vehicle interior impact protection continues to significantly affect upper body structure and interior trim designs of future model passenger cars and light trucks and vans. The phase-in for this rulemaking began on September 1, 1998, and will apply to all these vehicles in the 2003 model year.
   The NHTSA currently is considering the effects of fuel system crash integrity requirements of the Federal Motor Vehicle Safety Standard 301. If any of the considerations ultimately are adopted as final rules, some undetermined redesign, cost, and weight increase could be expected for most of GM's vehicles. See Item 3, Legal Proceedings, Other Matters.
   With the passage of the Anti-Car Theft Act of 1992, implementation costs affect approximately 22 passenger car assembly plants and 4 light-duty truck plants. For the affected truck plants, the major expenditures were for new label printer installations and additional stamping equipment.

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 1998 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 27.8. miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 1999 model year passenger cars is projected at 27.6 mpg versus the standard of 27.5 mpg.
   Fuel  economy  standards  for  light-duty  trucks  became  effective in 1979.
General Motors' light truck CAFE fleet average for the 1998 model year is projected to be 21.1 mpg versus a standard of 20.7 mpg. GM's 1999 model year truck CAFE is projected at 20.1mpg versus a standard of 20.7 mpg. Projected shortfalls to the standard are expected to be offset by credits from future model years.



                                     I-4

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Fuel Economy (concluded)
   GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizeable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance. It is expected that the Kyoto Protocol on climate change will lead to continued pressure to increase fuel economy levels.

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

Segment Reporting Data

   Operating segment and principal geographic area data for 1998, 1997, and 1996 are summarized in Note 22 of Notes to Consolidated Financial Statements in Part II.

                                 * * * * * *

   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has 291 locations operating in 33 states and 144 cities in the United States. Of these, 24 are engaged in the final assembly of GM cars and trucks; 39 are service parts operations responsible for distribution or warehousing; 9 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 21 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 54 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Belgium, Spain, China, and Poland.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented under Management's Discussion and Analysis in Part II.

ITEM 3.  Legal Proceedings

   (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 1998, or subsequent thereto, but before the filing of this report are summarized below.









                                     I-5
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Environmental Matters

   In August, 1996, the California Air Resources Board (CARB) ordered General Motors to recall about 11,500 1992 MY "S" Trucks. The CARB claims that the engines in these trucks, known by their emissions engine family designator as N3G4.3TBXEB2, exceeded the applicable new motor vehicle emissions standard for oxides of nitrogen (Nox). In addition to the ordered recall, the CARB threatened civil penalties of up to $57 million. General Motors believes that it has valid defenses to all CARB's claims and has requested an administrative review of the penalties and ordered recall. General Motors' defenses include the failure of CARB's outside contractor test laboratory to comply with the Federal Test Procedure used to identify non-compliant engine families. The administrative case is in the discovery stage, and a hearing is not likely until sometime in 1999.

                                    * * *

   On November 24, 1998, the New York Department of Environmental Conservation (NYDEC) issued a Notice of Violation to the Corporation's Delphi Automotive Systems (specifically, its Delphi Harrison Thermal Systems Division) for the unauthorized installation and operation of four thermal degreaser machines at its facility in Lockport, New York. On December 17, 1998, the matter was terminated by a settlement under a Consent Order pursuant to which Delphi agreed to pay a penalty of $110,000. The violations, which consisted of failure to have a proper permit, had been inadvertent and when discovered by Delphi were self-reported leading to the settlement. This matter will no longer be reported as part of the Corporation's Legal Proceedings.

                                    * * *

   In December 1998, the Louisiana Department of Environmental Quality (LDEQ) issued a Penalty Assessment in the amount of $100,000 involving the plant in Monroe, Louisiana operated by Delphi Automotive Systems. Although Delphi sold the plant to a third party in October, 1998, GM retains responsibility for certain pre-sale environmental issues, including the alleged permit violations covered by the Penalty Assessment. GM filed a request for hearing, and is pursuing settlement discussions with LDEQ.

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

                                    * * *

     Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the "Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the U.S. Court of Appeals for the Federal Circuit (CAFC) reaffirmed earlier decisions in the Williams case including the award of $114 million in damages. The CAFC ruled that the conclusions previously reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. The U.S. Government petitioned the CAFC for a rehearing, was denied the request, and thereafter applied for certiorari to the U.S. Supreme Court.
     On March 1, 1999, the U.S. Surpreme Court denied the U.S. Government's petition for certiorari. The case will be remanded back to the trial court (Court of Claims) for entry of the final judgement. While no amount has been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon as of December 31, 1998, it is expected that resolution of this matter will result in the recognition of a pre-tax gain of approximately $150 million during 1999.

                                    * * *

                                     I-6
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (Continued)

   In October, 1994, as previously reported, a California jury awarded a total of $89.5 million in damages against Hughes, which include $9.5 million of actual damages and punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence. On January 6, 1997, the Court of Appeal reversed the trial court's decision to set aside the verdicts and reinstated the jury verdicts, but reduced the two $40 million punitive damage awards to $5 million and $2.83 million, resulting in an aggregate judgment of $17.33 million. Hughes' petition for review by the California Supreme Court was granted in November, 1997. Hughes filed its opening brief in January, 1998. This matter is now fully briefed, including amicus briefs on behalf of Hughes. The Supreme Court has not yet established a date for oral argument.

                                    * * *

   On or about October 25, 1996, an action was commenced by Comsat Corporation against PanAmSat, News Corporation Limited (News Corp.) and Grupo Television, S.A., in the United States District Court for the Central District of
California. The Complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the Federal Communications Commission (FCC). As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the Maryland District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages in an amount to be determined at trial. PanAmSat believes this action is without merit. It intends to vigorously contest this matter although there can be no assurance that PanAmSat will prevail. Following the completion of pretrial discovery, all defendants moved for summary judgment dismissing the case. These motions are awaiting action in the Court. If PanAmSat were not to prevail, the amounts involved could be material to PanAmSat.

                                    * * *

   General Electric Capital Corporation (GECC) and DIRECTV, Inc. (DIRECTV), a wholly-owned subsidiary of Hughes Electronics Corporation ("Hughes"), entered into a contract on July 31, 1995, in which GECC agreed to provide financing for consumers purchases of DIRECTV programming and related hardware. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV seeks damages from GECC in excess of $70 million. Management of Hughes intends to vigorously contest GECC's allegations and pursue its own contractual rights and remedies. The management of Hughes does not believe that the litigation will have a material adverse impact on the Corporation. Discovery is not yet completed in the case no trial date has been set.

                                    * * *

     In connection with the 1997 spin-off of Hughes Defense and its subsequent merger with Raytheon, a process was agreed to among GM, Hughes and Raytheon for resolving disputes that might arise in connection with post-closing adjustments called for by the terms of the merger agreement. Such adjustments might call for a cash payment between Hughes and Raytheon. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another. In an attempt to resolve the dispute, Hughes gave notice to Raytheon to commence the arbitration process. Raytheon responded by filing an action in Delaware Chancery Court which seeks to enjoin the arbitration as premature. It is possible that the ultimate resolution of the post-closing financial adjustment provision of the merger agreement may result in Hughes making a payment to Raytheon that could be material to Hughes. However, the amount of any




                                     I-7
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (Continued)

payment that either party might be required to make to the other is not determinable at this time. Hughes intends to vigorously pursue resolution of the dispute through the arbitration process, opposing the adjustments Raytheon seeks and seeking the payment from Raytheon that it has proposed.

                                    * * *

   Two suits, Stephen A. Solomon v. General Motors Corporation, et al. and TRV Holding Company v. General Motors Corporation, et al., (collectively "Solomon/TRV"), were filed in Delaware Chancery Court on May 13 and 18, 1994, respectively, challenging GM's split-off of Electronic Data Systems Corporation
(EDS). Such actions have been consolidated and a consolidated amended complaint was filed on April 2, 1996. In addition, on May 10, 1996, a second amended and supplemental consolidated complaint (the "Second Amended Complaint") was filed by plaintiffs in this action. Another lawsuit, Ward et al., as Trustees for the Eisenberg Children's Irrevocable Trust II v. General Motors Corporation, et al.
(Ward), was filed in Delaware Chancery Court on November 15, 1995. On May 17, 1996, Solomon/TRV and Ward (collectively, "Solomon/TRV/Ward") were consolidated and the Second Amended Complaint was adopted as the complaint for the consolidated action.
   Solomon/TRV/Ward purports to be a class action brought on behalf of former holders of Class E common stock, $0.10 par value per share (the "Class E Common Stock"), of General Motors against certain present and former directors of General Motors, as well as a double derivative action brought on behalf of EDS against certain present and former directors of General Motors and certain former directors of EDS (all of whom are also directors or officers of General Motors). EDS is named in the complaint only as a nominal defendant with respect to the double derivative action. The Second Amended Complaint alleges that defendants have breached and are continuing to breach their fiduciary duties in connection with their conduct with respect to EDS and the proposed split-off of EDS from General Motors (the "Split-Off"). In particular, the complaint alleges that the process of establishing terms for the Split-Off, including the consideration of alternatives to such transaction and the negotiating process in connection therewith, was unfairly dominated and controlled by General Motors and that the resulting terms unfairly benefit General Motors and its continuing shareholders, including the holders of common stock, $1-2/3 par value per share (the "$1-2/3 Common Stock"), and the Class H common stock, $0.10 par value per share (the "Class H Common Stock"), of General Motors, to the detriment of EDS and the former holders of Class E Common Stock. The complaint also alleges that the split-off would unfairly effect a disposition of EDS because it would not provide for a recapitalization of the Class E Common Stock into $1-2/3 Common Stock at a 120% exchange ratio, as had been provided in the General Motors Certificate of Incorporation upon a disposition by General Motors of substantially all of the business of EDS. Furthermore, the complaint alleges that the solicitation of consents by General Motors with respect to the proposed split-off is wrongfully coercive and the solicitation statement being used in connection therewith is materially deficient. The Second Amended Complaint seeks monetary damages from the defendants, as well as an injunction against further action in connection with the split-off. In addition, the complaint seeks an order appointing independent representatives to act on behalf of and protect the interests of EDS and the former holders of Class E Common Stock. The complaint also seeks an order requiring the defendants to disseminate completely all material information to the former holders of Class E Common Stock in connection with the split-off.
   On May 10, 1996, the plaintiffs in the consolidated action filed a motion for expedited proceedings, including a request for a hearing on their application for a preliminary injunction against further action in connection with the split-off. As a result of such application, a hearing on the plaintiffs' application for a preliminary injunction had been scheduled for May 30, 1996. On May 23, 1996, after limited discovery, the plaintiffs' counsel informed the court that plaintiffs had concluded that adequate relief could be afforded to the plaintiff class members after the split-off was consummated and were withdrawing their application for expedited proceedings including a preliminary injunction hearing. Thus, plaintiffs abandoned their pursuit of an injunction to prevent consummation of the split-off. On June 7, 1996, having received consent of a majority of the holders of each class of its common stock, General Motors split-off EDS to former General Motors Class E stockholders. (See Tabulation of consents at Item 4, page 36 of the Form 10-Q filed by General Motors for the Quarter Ended June 30, 1996).
   On December 1, 1997, plaintiffs served a Third Amended and Supplemental Consolidated Complaint which makes essentially the same allegations as the Second Amended Complaint. The complaint seeks monetary damages, including recissory damages, and an accounting for any special benefits obtained by defendants. On December 11, 1997, defendants filed a motion to dismiss the complaint. The parties continue to await a decision by the Court.

                                    * * *



                                     I-8

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (Continued)

   On April 26 and 27, 1996, two purported class actions, Keith McGill v. General Motors Corporation and Richard Dolowich v. General Motors Corporation, were filed against General Motors in the Supreme Court of the State of New York, Counties of Bronx and Suffolk, alleging defective rear disc brake caliper pins in the "GM W-Body car". These actions have been consolidated in the Supreme Court of the State of New York, County of Bronx. The Dolowich suit is brought on behalf of all persons and entities in the United States who currently own or lease or previously owned or leased a 1988-1993 Buick Regal, Oldsmobile Cutlass Supreme, Pontiac Grand Prix or Chevrolet Lumina. The McGill suit includes the same model year vehicles, but is brought on behalf of persons and entities residing in the State of New York who purchased or leased such vehicles and still own them. Three additional purported nationwide class actions, brought on behalf of current and previous owners of the same vehicles, have been filed in federal courts in New Jersey, Garcia v. General Motors, and Pennsylvania, Neff
v. General Motors and Marcel v. General Motors. Two additional purported class actions involving the same vehicles were filed, one in the Superior Court of New Jersey for Burlington County, Bishop v. General Motors Corporation and another in the United States District Court for the Eastern District of Pennsylvania, Cohen v. General Motors Corporation. Together, the complaints allege violation of state consumer protection laws, fraud, negligent misrepresentation, and breach of express and implied warranty, and seek unspecified amounts of economic damages, punitive damages not less than $20 million, attorneys' fees and costs, and injunctive relief. The Neff, Marcel and Cohen actions have been consolidated in Pennsylvania State Court. The Garcia and Bishop actions have been consolidated in New Jersey State Court. On November 11, 1996, the New Jersey state court rendered a decision certifying a class of all past and present owners of 1988 through 1993 model year Buick Regals, Chevrolet Luminas, Oldsmobile Cutlass Supremes and Pontiac Grand Prix. The New Jersey Appellate Division denied GM's motion for leave to appeal, but noted that the trial court is required to monitor compliance with the requirements to maintain a class. GM intends to vigorously defend this matter.

                                    * * *

   The following nine lawsuits were filed in the Delaware Court of Chancery during the first quarter of 1997: Jules Levine v. General Motors Corporation, et al., on February 6, 1997; Steven Verkouteren v. General Motors Corporation, et
al., on February 6, 1997; Malcolm Rosenwald v. General Motors Corporation, et al., on February 7, 1997; Richard Strauss v. General Motors Corporation, et al., on February 7, 1997; Jeanette Whited, et al. v. General Motors Corporation, et al., on February 26, 1997; Andrew Carlucci, I.R.A. v. General Motors
Corporation,  et al., on March 3, 1997;  Dr.  Joseph  Mantel v.  General  Motors
Corporation, et al., on March 5, 1997; John P.McCarthy Profit Sharing Plan v. General Motors Corporation, et al., on March 6, 1997; and Patinkin v. General Motors Corporation, et al., on March 31, 1997. Each suit was denominated as a class action and was purportedly brought on behalf of specified holders of GM Class H common stock against the defendants, General Motors and its directors. The complaints made essentially the same allegations, namely, that the defendants have breached and are continuing to breach their fiduciary and alleged contractual duties to specified holders of GM Class H common stock in connection with the Hughes transactions. All of these lawsuits have been consolidated under the caption, In Re General Motors Class H Shareholders Litigation. Following a hearing on November 24, 1997, the Delaware Court of Chancery denied plaintiffs' request for expedited discovery and for the scheduling of a hearing on a motion for a preliminary injunction.
   On December 1, 1997, plaintiffs filed a Second Consolidated Amended Complaint which asserts three claims against General Motors and its directors. The first claim alleges that General Motors is breaching contractual obligations to GM Class H common stockholders by effecting a disposition of the defense electronics business of Hughes Electronics without providing for a recapitalization of the GM Class H common stock into $1-2/3 common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the GM Certificate of Incorporation. Plaintiffs contend that any amendment of the GM Certificate of Incorporation as part of the Hughes transactions would be invalid because stockholders are being coerced into approving such a change. Plaintiffs' second claim alleges that GM's directors have breached their fiduciary duties (1) by failing to act in an informed manner and (2) by failing to act independently to protect the interests of both classes of GM common stockholders. In particular, this claim alleges that no processes were employed to ensure that the interests of GM Class H common stockholders were adequately represented in connection with the various aspects of the Hughes transactions. Plaintiffs' third claim is that GM's directors have breached their duty of candor by using false and misleading solicitation materials to obtain approval of the Hughes transactions. This claim alleges, among other things, that the Solicitation Statement fails to disclose the consideration that GM Class H common stockholders would have received in the event the Hughes transactions triggered the provision in the GM Certificate of Incorporation for nondiscretionary recapitalization of GM Class H common stock into GM $1-2/3 common stock at a 120% exchange ratio; misstates that there is substantial uncertainty

                                     I-9
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (Continued)

regarding application of this provision to the Hughes transactions; and misleadingly portrays the Hughes transactions as being fair to GM Class H common stockholders. The complaint alleges that GM Class H common stockholders would be irreparably damaged if the Hughes transactions were to be consummated as structured because they would lose their alleged right to receive a 20% premium in the event of a disposition of Hughes Aircraft. Plaintiffs sought, among other things, an injunction against the consummation of the Hughes transactions, an order requiring defendants to implement certain procedures designed to protect the interests of GM Class H common stockholders, or, in the event the transaction closes (it has now closed), rescission and/or compensatory damages against the defendants.
   On December 17, 1997, having received consent of a majority of the holders of each class of its common stock, the Hughes transactions were consummated. (See Tabulation of consents at Item 4, page I-13 of the Form 10-K filed by General Motors for the Year Ended December 31, 1997). Also, on December 17, 1997, defendants filed a motion to dismiss the complaint. The parties continue to await a decision by the Court.

                                    * * *

   Thirty-nine class actions have been filed in state, federal, and Canadian courts against the Corporation, claiming that 1973-1987 model Chevrolet and GMC full-size pickup trucks are defective because their fuel tanks are mounted below the cab and outside the frame rails. Twenty-four federal court class actions were transferred to the federal court in Philadelphia, Pennsylvania by the Judicial Panel on Multidistrict Litigation. In these actions, plaintiffs claimed that the fuel tank locations make the vehicles unreasonably susceptible to fuel-fed fires following side-impact collisions. Plaintiffs alleged breach of contract and warranty, negligence, fraud and negligent misrepresentation, as well as violation of various state consumer protection laws. The lawsuits seek compensatory and punitive damages and injunctions requiring notice to owners, repairs, retrofitting and "disgorgement" of revenues.
   An agreement for a nationwide settlement of the class actions pending in federal and state courts received final court approval on December 19, 1996, by a state court in Louisiana. The settlement, which is not expected to have a material effect on the consolidated financial statements of General Motors, provides for owners of 1973 to 1991 full-size pickup trucks and cab chassis with outside-the-frame fuel tanks, as of July 3, 1996, to receive certificates for $1,000 toward the purchase of any new General Motors passenger car or light truck, except Saturns. The certificates can be used for the first 15 months at $1,000 or transferred one time, whereupon the transferee would be able to use the certificate for $500 ($250 if used with a General Motors rebate) toward the purchase of an eligible vehicle until expiration of the 15-month period. After the first 15 months, original recipients of the certificates may use them for an additional 18 months at $500 or transfer them, whereupon the transferee would be able to use the certificates for $250 towards the purchase of an eligible vehicle. For fleets and governmental entities, after the first 15 months, the certificates are reduced to $250 for an additional 35 months, but are not transferable, except to other departments or agencies of the same governmental entity.
   The settlement also provides for $4.1 million to fund motor vehicle fire safety research. Research funds will be used to benefit motor vehicle safety generally, and research will not be done on the pickup trucks. The court ordered General Motors to pay plaintiffs' attorneys' fees and costs totaling $27.875 million.
   The Louisiana Court of Appeals reversed on the ground that the findings required to certify a class had not been made and remanded the case to the trial court for the required findings. The Louisiana Supreme Court denied review. On January 20, 1999, the trial court made supplemental findings, recertified the settlement class, and reaffirmed its approval of the settlement. Certificates will not be issued until any appeals are concluded and the approval of the settlement is final.
   There are also pending individual product liability claims and lawsuits involving allegations of defects in the design of such vehicles resulting in fuel-fed fires following side-impact collisions. GM intends to defend these cases vigorously.

                                    * * *

   On December 2, 1996, a purported class action, Alma Rosa Rangel, et al. v. General Motors Corporation, was filed in District Court, Webb County, Texas, claiming that the Type III door latches used in approximately 40 million 1978 to 1986 model GM passenger cars and light trucks are defective. Plaintiffs allege breaches of express and implied warranties, negligence and gross negligence, and seek compensatory and punitive damages and attorneys' fees. No determination has been made that the case can proceed as a class action. GM has removed the case to the United States District Court, Southern District of Texas, Laredo Division, and intends to oppose certification of a class. On February 27, 1998, Johnny McLain v. General Motors Corporation was filed in Circuit Court, Walker County, Alabama alleging that Type III door latches used in 1979 to 1986 model GM vehicles are defective. GM removed the case to the United States District Court, Northern District of Alabama, and moved to dismiss that case. GM intends to vigorously defend these cases.
                                    * * *
                                     I-10
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (Concluded)

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

                                    * * *

   On April 25, 1997, a purported nationwide class action was filed against the Corporation and certain other vehicle manufacturers in the Circuit Court of Coosa County, Alabama, Ellen Smith, et al v. General Motors Corporation, Ford Motor Company, Chrysler Motors Corporation, Sylacauga Auto Plex, et al, claiming that the front seat air bags installed in 1993 to 1997 model vehicles are defective because, when deployed, they are likely to injure small-statured adults and children. The complaint seeks compensatory damages, the cost of repair or replacement of the allegedly defective air bags, plus attorneys' fees. No determination has been made that the matter may proceed as a class action. The defendants have filed a motion to dismiss the complaint which is under consideration by the Court. GM intends to vigorously defend this matter.
   Two previously reported matters which purported to be class actions asserting claims similar to those in Ellen Smith v. General Motors, et al, have been dismissed with prejudice. Those terminated cases, Eloisa
Rodriguez, et al v. General Motors Corporation, Ford Motor Company, Chrysler Corporation, Volvo of North America, Inc., Armadillo Motor Company, Inc. and Wickstrom Chevrolet Co., Inc. and Frederick Lewis, et al v. Volvo of North America, Inc., General Motors Corporation, Ford Motor Corporation, Chrysler Motors Corporation and Spinato Chrysler Plymouth, Inc. d/b/a Bergeron Volvo, will no longer be reported as part of the Corporation's Legal Proceedings.

                                    * * *

   Seven separate putative class actions have been filed alleging defects in vehicle paint. Three of those cases have been dismissed. No determination has been made as to whether any of the four pending cases may proceed as a class action.
   The four pending cases, each of which GM intends to vigorously defend, are discussed below. The three cases which have been dismissed are discussed in Part
(b) of these Legal Proceedings.
   On March 24, 1995, a purported nationwide class action (Christian Amedee and Louis Fuxan v. General Motors Corporation, et al), was filed in the Civil District Court for the Parish of New Orleans, State of Louisiana, alleging the paint or paint application process used by GM at several unspecified North American assembly plants was defective due to the omission of a surface layer primer, allegedly causing the paint to prematurely delaminate, deteriorate, and peel. Plaintiffs seek unspecified compensatory damages, equitable relief, interest, costs, and attorneys' fees.
   On April 8, 1998, the Corporation was served with a putative nationwide class action filed in the Circuit Court of Cook County, Illinois, Chancery Division (Craig Friedman, Robert Bengston and Debra Bengston v. General Motors Corporation). The named plaintiffs purport to represent a class of all persons who now or formerly owned or leased a 1986 through 1997 model year GM vehicle which was painted without a primer surfacer layer and which subsequently experienced paint delamination, and asserts claims for breach of contract, breach of warranty and violation of the Michigan Consumer Protection Act on behalf of that class. The Complaint also identifies a similar putative class limited to Illinois residents for the purpose of asserting a claim under the Illinois Deceptive Trade Practices Act. Plaintiffs allege that vehicles painted using a "high build electrocoat" instead of both a "bottom layer electrocoat applied directly to the sheet metal" and "a spray primer" are subject to paint delamination (peeling) and well as "softening, chipping, and other damage."
Plaintiffs seek unquantified compensatory damages, punitive damages, pre-judgment interest, costs and attorneys' fees. The case has been removed to the Federal District Court for the Northern District of Illinois.
   On or about July 6, 1998, the Corporation was served with a putative class action complaint filed in the Superior Court for the City and County of San Francisco, California (Eddie Glorioso v. General Motors Corporation). On or about July 23, 1998, the Corporation was served with another putative class action complaint filed in the Superior Court for the County of Almeida, California (Scott Arnold v. General Motors Corporation). The two Complaints are virtually identical. In each, the named plaintiff purports to represent a class of all persons or entities resident in California which then or formerly owned or leased a 1985 through 1997 model year GM vehicle which was painted without a primer surfacer layer and which subsequently exhibited pealing or chipping of the paint. Each complaint asserts claims for breach of express warranty, violation of California's Song Beverly Consumer Warranty Act, and unfair competition and/or fraudulent business practices. Each Complaint requests restitution of all amounts paid by class members for GM vehicles and/or disgorgement of related profits or revenues, equitable relief, actual damages, prejudgment interest, costs and attorneys' fees.

                                    * * *
                                     I-11
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   (b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 1998, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters Which Have Been Terminated

   With regard to the previously reported suit filed by the Attorney General for the State of Michigan, on behalf of the Michigan Department of Natural Resources
(MDNR) alleging that several of GM's plants released polychlorinated biphyls (commonly referred to as "PCB's") into the Saginaw River, a multi-party settlement has been reached. The settlement among GM, the City of Bay City, the City of Saginaw, federal and Michigan State government agencies and the Saginaw Chippewa Indian Tribe, is designed to restore, enhance and preserve the ecology of the Saginaw River and Bay area in a cost-effective manner. It will also provide substantial benefits to the community, including government ownership of ecologically significant lands, increased fishing opportunities, additional boating and recreational activities, and operation of a nature learning center. GM's payment under the settlement is approximately $27 million; a consent judgment was filed in federal court in Bay City on November 24, 1998.

                                    * * *

Other Terminated Matters

   In connection with the previously reported matter, Jacobson, et al v. Hughes Aircraft Co., et al, in the U.S. District in Arizona, subsequently transferred to Los Angeles, which was a putative class action seeking to obtain increased retirement benefits for certain Hughes retirees, the U.S. Supreme Court, On January 25, 1999, unanimously overturned a decision by the Ninth Circuit Court of Appeals, which had reversed a decision by the U.S. District Court in Los Angeles dismissing the plaintiff's complaint without leave to amend, for failure to state a claim. Accordingly, plaintiff's claims will be dismissed with no further right of appeal.

                                    * * *

   On May 3, 1995, purported class action (Barney Kizzire v. General Motors Corporation and Bynum Oldsmobile-Pontiac-Cadillac-GMC, Inc.) was filed in the Circuit Court for Fayette County, Alabama, on behalf of a proposed class of Alabama residents who purchased 1989 GMC pickup trucks alleging that the paint was defective. That case was subsequently removed to federal court and the named plaintiff's claims were all dismissed with prejudice on November 27, 1996.

                                    * * *

   On July 12, 1996, the Corporation was served with a putative class action filed in the Circuit Court of Greene County, Alabama (Robert J. Reining, et al.
v. General Motors Corporation). The complaint alleged that the paint systems used in the 1985 through 1995 model years are defective or potentially defective because GM switched to "water-based primers" which could result in various problems with vehicle finish. On September 11, 1997, the Court dismissed the case without prejudice at the request of the plaintiffs.

                                    * * *

   On January 29, 1997, the Corporation was served with a putative class action (Karpowicz v. General Motors Corporation), filed in the Circuit Court of the Sixteenth Judicial Circuit in Kane County, Illinois. This case, purportedly brought on behalf of Illinois purchasers of new vehicles which experienced peeling paint, alleges that GM broke a promise to repair paint conditions for six years from the date of purchase and failed to implement fair and uniform corrective measures. The case was subsequently removed to Federal Court. On March 25, 1998, the Court granted GM's motion for summary judgment dismissing all remaining claims asserted by the named plaintiffs in the Karpowicz matter.

                                    * * *

   On August 19, 1998, Thomas Haenish v. General Motors Corporation was filed in state court, Cook County, Illinois alleging that Type III door latches used in 1979 to 1986 model GM vehicles are defective. GM removed the case to the United States District Court, Northern District of Illinois, and moved to dismiss the complaint. GM's motion was granted. Separately, a petition to open a defect investigation of the Type III door latches was denied by the National Highway Safety Traffic Administration.

                                 * * * * * *

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE


                                     I-12

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant at February 28, 1999 and their positions and offices with the Registrant on that date are as follows:

Name and (Age)                                    Positions and
Offices

John F. Smith, Jr. (60)             Chairman of the Board; Chief Executive
                                     Officer; Member, Investment Funds Committee

Harry J. Pearce (56)                Vice Chairman of the Board

G. Richard Wagoner, Jr. (46)        President and Chief Operating Officer

J. Michael Losh (52)                Executive Vice President; Chief Financial
                                     Officer

Louis R. Hughes (50)                Executive Vice President; New Business
                                     Strategies

Ronald L. Zarrella (49)             Executive Vice President; President, GM
                                     North America

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4A.  Executive Officers of the Registrant - Concluded

   Mr. John F. Smith, Jr. has been associated with General Motors since 1961. He was elected Executive Vice President in charge of International Operations in 1988. Effective August 1990, he was elected Vice Chairman of the Board of Directors. On April 6, 1992, Mr. Smith was elected President and Chief Operating Officer. Effective November 1992, he was elected Chief Executive Officer and President. He served as President until October 1998. On January 1, 1996, Mr. Smith became Chairman of the Board of Directors.

   Mr. Pearce has been associated with General Motors since 1985. In May 1987, he was elected Vice President and General Counsel of General Motors. Effective November 1992, he was elected Executive Vice President of General Motors with responsibility for the Legal Staff, Industry-Government Relations, Environmental and Energy, Worldwide Economics, Electronic Data Systems Corporation and GM Hughes Electronics Corporation (now Hughes Electronics Corporation). In July 1994, he assumed responsibility for GM's Strategic Decision Center, Corporate Communications, Allison Transmission Division, Electro-Motive Division (now GM Locomotive Group), Corporate Relations, Worldwide Executive Compensation and Corporate Governance, and the Business Support Group. He remained General Counsel through August 1, 1994. Effective January 1996, Mr. Pearce was elected a director and became Vice Chairman of the Board of Directors and assumed responsibility for Information System Services. In 1997 he assumed responsibility for the Enterprise Activities Group and Global Human Resources and GM University.

   Mr. Wagoner has been associated with General Motors since 1977. He was elected Vice President in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected President and Managing Director of General Motors do Brasil. Effective November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors. In July 1994, he was named President of North American Operations. In October 1998, he was elected a director, President and Chief Operating Officer of General Motors.

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

   Mr. Hughes has been associated with General Motors since 1966. In April 1989, he was elected Chairman and Managing Director of Adam Opel AG. He was elected President of General Motors Europe and Vice President and Group Executive of General Motors in April 1992. Effective November 1992, he was elected Executive Vice President, in charge of International Operations of General Motors. In September 1994, he was named Executive Vice President and President of International Operations. In October, 1998 he was elected Executive Vice President, New Business Strategies.

   Mr. Zarrella has been associated with General Motors since 1994. In December 1994, he was elected Vice President of General Motors and Group Executive in charge of GM's North American Vehicle Sales, Service and Marketing Group. In
October 1998, he was elected Executive Vice President of General Motors and President of General Motors North America.



















                                     I-14

                                   PART II
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

     General Motor's (GM's) common stocks are listed on the stock exchanges specified on the cover page of this Form 10-K under the trading symbols (GM) and
(GMH). GM's Dividend Policy is described in Note 19 of Notes to Consolidated Financial Statements in Part II. As of December 31, 1998, there were 525,583 holders of record of $1-2/3 par value common stock and 205,904 holders of record of Class H common stock. As of December 31, 1997, there were 563,553 holders of record of $1-2/3 par value common stock and 231,627 holders of record of Class H common stock. The following table sets forth the high and low sale prices of GM's common stock as reported on the composite tape and the quarterly dividends declared for the last two years.

                                                    1998  Quarters
                                                    --------------
                                        1st         2nd         3rd         4th
                                        ---         ---         ---         ---
Cash dividends per share of common stocks
    $1-2/3 par value                   $0.50       $0.50       $0.50       $0.50
    Class H (2)                           $-          $-          $-          $-

Price range of common stocks
  $1-2/3 par value (3): High          $74.25      $76.69      $74.75      $74.94
                        Low           $55.06      $66.13      $54.44      $47.06
  Class H (2)(3):       High          $48.00      $57.88      $50.81      $42.38
                        Low           $31.50      $42.75      $35.00      $30.38


                                                    1997  Quarters
                                                    --------------
                                        1st         2nd         3rd         4th
                                        ---         ---         ---         ---
Cash dividends per share of common stocks
    $1-2/3 par value                   $0.50       $0.50       $0.50       $0.50
    Class H (1)                        $0.25       $0.25       $0.25       $0.25
    Class H (2)                          $ -         $ -         $ -         $ -

Price range of common stocks
  $1-2/3 par value (3): High          $63.75      $59.88      $69.75      $72.44
                        Low           $55.00      $55.00      $53.88      $58.31
  Class H (1)(3):       High          $64.88      $60.25      $67.88      $68.94
                        Low           $54.25      $49.00      $55.88      $61.00
  Class H (2)(3):       High             $ -         $ -         $ -      $40.00
                        Low              $ -         $ -         $ -      $35.75


(1)Represents information through December 17, 1997, the date on which GM recapitalized the Class H common stock ("GM's Recapitalization Date").
(2)Represents  information  for the period  subsequent to GM's  Recapitalization
   Date.
(3)The principal market is the New York Stock Exchange and prices are based on the Composite Tape. $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Unaudited)

                                           Years  Ended December 31
                                --------------------------------------------
                                1998(1)     1997(2)   1996     1995     1994
                                -------     -------   ----     ----     ----
                               (Dollars in Millions Except Per Share Amounts)

Total net sales and revenue   $161,315   $178,252 $163,885 $160,001 $148,261
Income from continuing
  operations before
  cumulative effect of
  accounting changes           $2,956     $6,698    $4,953   $6,033   $4,866
Income from discontinued
  operations                        -          -        10      900      793
Cumulative effect of
  accounting changes                -          -         -      (52)(3) (758)(4)
  Net income                   $2,956     $6,698    $4,963   $6,881   $4,901

$1-2/3 par value common stock
  Basic earnings per share
    (EPS) from
    continuing operations       $4.26      $8.70     $6.07    $7.14(3)  $4.76(4)
  Basic earnings (loss) per
    share from discontinued
    operations                   $  -       $  -    $(0.01)   $0.14     $0.46
  Diluted EPS from continuing
    operations                  $4.18      $8.62     $6.03    $7.07     $4.69
  Diluted earnings (loss) per
    share from discontinued
    operations                   $  -       $  -    $(0.01)   $0.14     $0.46
  Cash dividends declared
    per share                   $2.00      $2.00     $1.60    $1.10     $0.80

Class H common stock
  (prior to its
  recapitalization on
  December 17, 1997)
  Basic EPS from continuing
   operations                    $  -      $3.17     $2.88    $2.77     $2.62(4)
  Diluted EPS from continuing
   operations                    $  -      $3.17     $2.88    $2.77     $2.62
  Cash dividends declared
   per share                     $  -      $1.00     $0.96    $0.92     $0.80

Class H common stock
  (subsequent to its
  recapitalization on
  December 17, 1997)
  Basic EPS from continuing
   operations                   $0.68      $0.02     $  -     $  -       $  -
  Diluted EPS from continuing
   operations                   $0.68      $0.02     $  -     $  -       $  -
  Cash dividends declared
   per share                     $  -       $  -     $  -     $  -       $  -

Class E common stock
  Basic EPS from discontinued
   operations                    $  -       $  -     $0.04    $1.96     $1.71
  Diluted EPS from
   discontinued operations       $  -       $  -     $0.04    $1.96     $1.71
  Cash dividends declared
   per share                     $  -       $  -     $0.30    $0.52     $0.48

Total assets                 $257,389   $231,752  $224,866 $217,485  $194,791
Long-term debt (5)             $7,217     $5,695    $5,397   $4,114    $5,062
GM-obligated mandatorily
   redeemable preferred
   securities of subsidiary
   trusts                        $220       $222     $  -     $  -        $ -

(1)The 1998 results were affected by certain items which are described on pages II-68 and II-69.
(2)The 1997 results were affected by certain items which are described on pages II-70 and II-71.
(3)GM adopted the provisions of the EITF consensus on Issue No. 95-1, effective January 1, 1995, which resulted in an unfavorable cumulative effect of $52 million after-tax or $0.07 basic loss per share of $1-2/3 par value common stock.
(4)GM adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits, effective January 1, 1994. The unfavorable cumulative effect of adopting SFAS No. 112 was $751 million after-tax or $1.05 basic loss per share of $1-2/3 par value common stock and $7 million after-tax or $0.08 basic loss per share of Class H common stock.
(5)Calculated from Automotive, Electronics and Other Operations only.

                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation consolidated financial statements and MD&A for the period ended December 31, 1998, included as Exhibit 99 to this Annual Report on Form 10-K, and the Delphi Automotive Systems Corporation (Delphi) and the General Motors Acceptance Corporation (GMAC) Annual Reports on Form 10-K for the period ended December 31, 1998, both to be filed separately with the Securities and Exchange Commission. Hughes Electronics Corporation, prior to the December 17, 1997 restructuring of the company, is hereinafter referred to as "former Hughes," and Hughes Electronics Corporation, subsequent to the December 17, 1997 restructuring of the company, is hereinafter referred to as "Hughes." All earnings per share amounts included in the MD&A are reported as basic.
   GM presents separate supplemental consolidating financial information for the following businesses: Automotive, Electronics and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of:

   . General Motors Automotive (GMA), which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM), Delphi, Hughes, and Other.
      GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured and marketed under the following nameplates: Opel,
      Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac.
   .  Delphi is a diverse supplier of automotive systems and components.
      Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion.
      On February 5, 1999, Delphi completed an initial public offering of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. Such shares are currently traded on the New York Stock Exchange (symbol DPH). GM currently owns the remaining
      82.3% of Delphi's common stock. GM has announced its intention to distribute to holders of its $1-2/3 par value common stock in 1999, all of its interest in Delphi's common stock. See Note 23 to the GM consolidated financial statements for further information. GM has received a ruling from the U.S. Internal Revenue Service confirming that GM's plan to effect a distribution of the shares it holds of
      Delphi would be tax-free to GM and its stockholders for U.S. federal income tax purposes. Although GM is fully committed to completing the full separation of Delphi from GM through such a distribution, any such distribution would be subject to a number of conditions and there can be no assurance as to whether or when it will occur.
   . Hughes includes activities relating to designing, manufacturing, and marketing advanced technology electronic systems, products, and services for the telecommunications and space industries.
   .  The Other  segment  includes the design,  manufacturing  and  marketing of
      locomotives   and  heavy-duty   transmissions   and  the   elimination  of
      intersegment transactions.

   GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance. The Financing and Insurance Operations' Other segment includes financing entities operating in Canada, Germany and Brazil.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the Automotive, Electronics and Other Operations' Other segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   In 1998, GM's consolidated income from continuing operations totaled $3.0 billion or $4.26 per share of $1-2/3 par value common stock, compared with $6.7 billion or $8.70 per share of $1-2/3 par value common stock and $5.0 billion or $6.07 per share of $1-2/3 par value common stock in 1997 and 1996, respectively.
   The 1998 financial results were impacted by charges of $420 million after-tax, or $0.64 per share of $1-2/3 par value common stock, resulting from GM's 1998 competitiveness studies (see Competitiveness Studies). The 1997 financial results were impacted by two significant items: a $4.3 billion tax-free gain, or $5.91 per share of $1-2/3 par value common stock, resulting from the December 17, 1997 completion of the strategic restructuring of former Hughes (see Hughes Financial Review); and charges of $4.0 billion after-tax, or $5.59 per share of $1-2/3 par value common stock, resulting from GM's 1997 competitiveness studies (see Competitiveness Studies). Excluding the impact of these and other special items of $315 million in losses and $426 million in income for 1998 and 1997, respectively, income was $3.7 billion, or $5.38 per share of $1-2/3 par value common stock and $6.0 billion, or $7.90 per share of $1-2/3 par value common stock for 1998 and 1997, respectively.
   GM completed the split-off of Electronic Data Systems Corporation (EDS) on June 7, 1996 and, accordingly, the financial results related to EDS through the split-off date have been reported as discontinued operations. GM's 1996 net income, including the income from discontinued operations through the June 7, 1996 split-off, totaled $5.0 billion or $6.06 per share of $1-2/3 par value common stock. Additional information regarding the split-off of EDS is contained in Note 1 to the GM consolidated financial statements.


Automotive, Electronics and Other Operations
--------------------------------------------

     Highlights of financial performance by GM's Automotive, Electronics and Other Operations business were as follows for the years ended December 31,(in millions):

                                        1998(1)    1997(1)     1996(1)
                                        ----       -------     -------
Manufactured products sales and revenues
GMA                                 $125,683     $134,121    $127,590
Delphi                                28,479       31,447      31,032
Hughes                                 5,964        5,128       4,009
Other                                (19,693)     (17,013)    (17,290)
                                     -------      -------     -------
  Manufactured products sale
    and revenues                    $140,433     $153,683    $145,341
                                    ========     ========    ========

Net income (loss)
GMA                                   $1,634        $449      $2,337
Delphi                                   (93)        215         853
Hughes                                   272         471         184
Other                                   (279)      4,245         348
                                        ----       -----         ---
  Net income                          $1,534      $5,380      $3,722
                                      ======      ======      ======

-----------------
(1)Adjustments have been made to reflect the impact of adjustments to Delphi's management basis financial statements in connection with its initial public
   offering.  The 1997 and 1996  amounts  have also  been  adjusted   to reflect
   the changes to GM's organizational structure resulting from the restructuring of former Hughes which occurred in December 1997. As such, Delphi amounts include Delco, Hughes amounts exclude Delco and Hughes Defense, and Other includes Hughes Defense.


   The GMA, Delphi, and Hughes Financial Reviews that are presented on pages II-5 through II-11 reflect the change in GM's organizational structure resulting from the restructuring of former Hughes.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights

                                             Year Ended December 31,
                                        --------------------------------
                                        1998(1)     1997 (1)    1996 (1)
                                        ----        --------    --------
                                               (Dollars in Millions)
GMNA
Manufactured products sale
  and revenues                        $94,201       $100,256     $93,382
                                      -------       --------     -------

Pre-tax income (loss)                   2,409           (249)        836
Income tax expense (benefit)              787           (272)         54
Earnings of nonconsolidated associates
  and minority interests                   13            (35)         37
                                           --            ---          --
GMNA income (loss)                     $1,635           $(12)       $819
                                       ======           ====        ====


GME
Manufactured products sales
  and revenues                        $25,036        $24,106     $25,528
                                      -------        -------     -------

Pre-tax income                            740            256       1,053
Income tax expense                        319            121         168
Earnings of nonconsolidated associates
  and minority interests                   (2)          (152)       (107)
                                           --           ----        ----
GME income (loss)                        $419           $(17)       $778
                                         ====           ====        ====


GMLAAM
Manufactured products sales
  and revenues                         $7,403         $8,572      $6,723
                                       ------         ------      ------

Pre-tax (loss) income                    (471)           536         667
Income tax (benefit) expense             (213)            43         106
Earnings of nonconsolidated associates
  and minority interests                   83            174          81
                                           --            ---          --
GMLAAM (loss) income                    $(175)          $667        $642
                                        =====           ====        ====


GMAP
Manufactured products sales
  and revenues                         $2,923         $2,980      $3,001
                                       ------         ------      ------

Pre-tax (loss) income                     (82)          (235)         63
Income tax expense (benefit)                9            (29)         32
Earnings of nonconsolidated associates
  and minority interests                 (152)            34          79
                                         ----             --          --
GMAP (loss) income                      $(243)         $(172)       $110
                                        =====          =====        ====



GMA (2)
Manufactured products sales
  and revenues                       $125,683       $134,121    $127,590
                                     --------       --------    --------

Pre-tax income                         2,594         279       2,600
Income tax expense (benefit)             902        (149)        353
Earnings of nonconsolidated associates
  and minority interests                 (58)         21          90
                                         ---          --          --
GMA income                            $1,634        $449      $2,337
                                      ======        ====      ======


--------------------
(1)Adjustments have been made to GMA's results to reflect the impact of adjustments to Delphi's management basis financial statements in connection with its initial public offering.
(2)GMA's results include eliminations of activity between GMNA, GME, GMLAAM, GMAP.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                                    Years Ended December 31,
                     -------------------------------------------------------------------------------
                                  1998                     1997                      1996

                                        GM as                     GM as                       GM as
                                        a % of                   a % of                       a % of
                       Industry   GM   Industry   Industry  GM   Industry   Industry   GM     Industry
                       --------   --   --------   --------  --   --------   --------   --     --------
                                                    (Units in Thousands)
GMNA
  United States
   Cars                  8,184   2,459  30.0%      8,289  2,689  32.4%       8,528     2,786    32.7%
   Trucks                7,787   2,150  27.6%      7,212  2,077  28.8%       6,931     2,007    29.0%
                         -----   -----             -----  -----              -----     -----
     Total United
       States           15,971   4,609   28.9%    15,501  4,766  30.8%      15,459     4,793    31.0%
   Canada                1,427     428   30.0%     1,424    451  31.7%       1,203       381    31.7%
   Mexico                  664     175   26.3%       496    143  28.9%         332        89    26.8%
                           ---     ---               ---    ---               ---        --
  Total GMNA            18,062   5,212   28.9%    17,421  5,360  30.8%      16,994     5,263    31.0%
                        ------   -----            ------  -----             ------     -----
GME
   Germany               4,036     548   13.6%     3,792    566  14.9%       3,746       581    15.5%
   United Kingdom        2,546     329   12.9%     2,445    338  13.8%       2,282       328    14.4%
   Other West Europe     9,737     851    8.7%     8,942    804   9.0%       8,444       780     9.2%
                         -----     ---             -----    ---              -----       ---
   Total West Europe    16,319   1,728   10.6%    15,179  1,708  11.2%      14,472     1,689     11.7%
   Central/East Europe   2,828     129    4.6%     2,918    125   4.3%       2,405       100      4.2%
                         -----     ---             -----    ---              -----       ---
   Total GME            19,147   1,857    9.7%    18,097  1,833  10.1%      16,877     1,789     10.6%
                        ------   -----            ------  -----             ------     -----
GMLAAM
  Brazil                 1,533     344   22.5%     1,943    410  21.1%       1,731       384     22.2%
  Venezuela                174      45   25.8%       178     48  26.7%          68        16     23.5%
  Other Latin America      864     129   14.9%       885    130  14.7%         784       114     14.5%
                           ---     ---               ---    ---                ---       ---
   Total Latin America   2,571     518   20.2%     3,006    588  19.6%       2,583       514     19.9%
   Africa                  614      81   13.2%       673    106  15.7%         681        81     11.9%
   Middle East             747      54    7.2%       693     52   7.5%         664        66     10.0%
                           ---      --               ---     --                ---        --
   Total GMLAAM          3,932     653   16.6%     4,372    746  17.1%       3,928       661     16.8%
                         -----     ---             -----    ---              -----       ---
GMAP
     Australia             808     157   19.5%       724    128  17.7%         651       131     20.1%
     Other Asia and
       Pacific          10,068     286     2.8%   12,564    447   3.6%      13,081       494      3.8%
                        ------     ---            ------    ---             ------       ---
   Total GMAP           10,876     443     4.1%   13,288    575   4.3%      13,732       625      4.6%
                        ------     ---            ------    ---             ------       ---

Total Worldwide         52,017   8,165    15.7%   53,178  8,514   16.0%     51,531     8,338      16.2%
                        ======   =====            ======  =====             ======     =====


                                                Years Ended December 31,
                                              ----------------------------
                                             1998          1997        1996
                                             ----          ----        ----
                                                   (Units in Thousands)
Wholesale Sales

GMNA
  Cars                                      2,731         3,095        2,913
  Trucks                                    2,340         2,454        2,239
                                            -----         -----        -----
    Total GMNA                              5,071         5,549        5,152
                                            -----         -----        -----
GME
  Cars                                      1,882         1,708        1,673
  Trucks                                      125           142          122
                                              ---           ---          ---
    Total GME                               2,007         1,850        1,795
                                            -----         -----        -----
GMLAAM
  Cars                                        404           495          459
  Trucks                                      248           290          244
                                              ---           ---          ---
    Total GMLAAM                              652           785          703
                                              ---           ---          ---
GMAP
  Cars                                        202           176          199
  Trucks                                      217           416          414
                                              ---           ---          ---
    Total GMAP                                419           592          613
                                              ---           ---          ---

Total Worldwide                             8,149         8,776        8,263
                                            =====         =====        =====





                                     II-6
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   Including $228 million and $3.0 billion of after-tax charges for 1998 and 1997, respectively, related to the competitiveness studies (see Competitiveness Studies), GMA's income was $1.6 billion and $449 million for 1998 and 1997, respectively. Excluding the competitiveness studies charges, GMA's income was $1.9 billion or 1.5% of manufactured products sales and revenues and $3.5 billion or 2.6% of manufactured products sales and revenues for 1998 and 1997, respectively. Income was $2.3 billion or 1.8% of manufactured products sales and revenues in 1996. The decrease in 1998 income was primarily due to lower production volumes at GMNA associated with the work stoppages at two component plants in Flint, Michigan, as discussed below, and the economic downturn throughout Latin America, partially offset by material and structural cost savings.
   Members of United Auto Workers Locals 659 and 651 in Flint, Michigan ceased production at two component plants on June 5 and June 11, 1998, respectively. Work stoppages at both facilities were resolved July 28, 1998 when tentative agreements were reached. Both agreements were ratified by the rank and file on July 29, 1998. Operations began to accelerate to normal production levels July 30, 1998. These work stoppages had an aggregate unfavorable after-tax impact of approximately $2.0 billion, or $2.94 per share of GM $1-2/3 par value common stock during 1998 that resulted from a loss of approximately 371,000 units of production. The above unfavorable after-tax impact represents the combined effects for GMNA ($1.5 billion) and Delphi ($450 million).
   The increase in 1997 income compared to 1996 (excluding the competitiveness studies charges) was primarily due to higher wholesale sales volumes, continued improvement in the profitability of new vehicles, and lower material and engineering costs. These factors were partially offset by higher retail incentives, increased commercial spending to support the numerous vehicle launches, and the unfavorable impact of approximately $240 million after-tax related to work stoppage production losses in 1997.
   Manufactured products sales and revenues for 1998 were $125.7 billion, which represented a decrease of $8.4 billion compared with 1997. The decrease was largely due to a lower number of wholesale units sold as a result of the previously mentioned work stoppages and the economic downturn throughout Latin America. Manufactured products sales and revenues for 1997 were $134.1 billion, which represented an increase of $6.5 billion compared with 1996. The improvement was primarily due to a 513,000 unit increase in wholesale sales volumes.
   GMA reported 1998 pre-tax income of $2.6 billion compared with $279 million and $2.6 billion for 1997 and 1996, respectively. Excluding the $224 million and $4.7 billion pre-tax impact of the competitiveness studies charges, GMA's pre-tax income was $2.8 billion and $5.0 billion for 1998 and 1997, respectively. The decrease in 1998 pre-tax income (excluding the competitiveness studies charges) was primarily due to the impact of lower wholesale sales resulting from the previously mentioned work stoppages and higher retail incentives, partially offset by material, engineering and manufacturing cost improvements. The increase in 1997 pre-tax income was primarily due to higher wholesale sales volumes, continued improvement in the profitability of new vehicles, and lower material and engineering costs.
   GMA's 1998 worldwide market share decreased to 15.7%, compared with 16.0% and 16.2% in 1997 and 1996, respectively. The decrease in market share was primarily due to dealer inventory shortages due to the above mentioned work stoppages at GMNA. GMNA's 1998 market share was 28.9% compared with 30.8% and 31.0% for 1997 and 1996, respectively.
   GMNA reported income of $1.6 billion for 1998 compared with a loss of $12 million and income of $819 million for 1997 and 1996, respectively. Excluding the competitiveness studies charges, GMNA's income was $1.7 billion and $2.4 billion for 1998 and 1997, respectively. The decrease in income for 1998 compared to 1997(excluding the competitiveness studies charges) was primarily due to the previously discussed work stoppages, minimized by strong cost performance which more than offset price reductions driven by competitive market pressures. The 1998 cost performance resulted from quality initiatives, material performance and reduced structural cost. The increase in income for 1997 compared to 1996 (excluding the competitiveness studies charges) was primarily due to a 397,000 unit increase in wholesale sales volumes, continued improvement in the profitability of new vehicles, and lower material and engineering costs. These factors were partially offset by higher retail incentives, increased commercial spending to support the numerous vehicle launches in progress, and the unfavorable impact of the work stoppages.
   GME reported income of $419 million for 1998 compared with a loss of $17 million and income of $778 million for 1997 and 1996, respectively. Excluding the competitiveness studies charge, GME's income was $471 million for 1997. GME's results also included an after-tax charge in 1998 of $44 million related to work schedule modifications at Opel Belgium and after-tax gains in 1997 of $103 million related to the sale of GME's interest in Avis Europe and $55 million related to a settlement agreement with Volkswagen A.G. Excluding these items, GME's income was $463 million and $313 million for 1998 and 1997, respectively. The increase in 1998 adjusted earnings compared to 1997 was primarily due to savings on material costs and policy & warranty spending, as well as lower equity losses from Saab Automobile A.B. (Saab). The decrease in 1997 adjusted earnings compared to 1996 was primarily due to higher sales and marketing costs under intensely competitive market conditions, and lower equity earnings from Saab related to the launch of the new 9-5 model. The 1996 Restructuring Agreement between GM and Saab's other owners (Investor A.B.) includes certain provisions and options which may

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

impact the relative ownership interests of the parties involved. The agreement gives GM and Adam Opel the right to purchase up to 100% of Investor A.B.'s interest in Saab during 1999 and 2000. Investor A.B. has the right to sell up to 50% of its present holdings in Saab to GM and Adam Opel in 2000. GM currently maintains a 50% ownership interest in Saab.
   GMLAAM reported a loss of $175 million for 1998 compared with income of $667 million and $642 million for 1997 and 1996, respectively. The decrease in 1998 earnings compared to 1997 was primarily due to the economic downturn throughout Latin America, $51 million of after-tax charges in 1998 related to the competitiveness studies, and higher incentive costs. The increase in 1997 earnings compared to 1996 was primarily due to an increase in wholesale sales. The financial outlook for GMLAAM is uncertain for 1999 due to the ongoing economic crisis in Latin America. In 1998, GMLAAM reduced employment levels by approximately 21%, in an effort to resize the operations to the current conditions. An additional reduction should be accomplished in 1999 by further significant schedule adjustments. Capital spending has also been greatly reduced to conserve cash in the region.
   GMAP reported a loss of $243 million in 1998 compared with a loss of $172 million and income of $110 million for 1997 and 1996, respectively. Excluding the competitiveness studies charges, GMAP's losses were $146 million and $2 million for 1998 and 1997, respectively. Higher losses for 1998 compared to 1997 were primarily attributable to decreased equity earnings at Isuzu resulting from a write down of investments due to the economic downturn in Asia and continued spending associated with GMAP's growth strategy. The decrease in 1997 earnings compared to 1996 was due to increased spending associated with GMAP's growth strategy and the beginning of the economic downturn in Asia.
   GMA's effective income tax (credit) rate for 1998 was 34.8% compared with (53.0)% and 13.6% for 1997 and 1996, respectively. Excluding the previously mentioned competitiveness studies charges, the effective income tax rates for 1998 and 1997 were 34.5% and 32.3%, respectively. These adjusted rates indicated a return to a more normalized level. The lower 1996 tax rate resulted from research and experimentation credits in the United States, a favorable resolution of items related to GM's 1995 tax return, and a favorable tax position in Mexico.

Delphi Financial Highlights
                                                  Years Ended December 31,
                                                ----------------------------
                                                1998(1)    1997(1)   1996(1)
                                                ----       -------   -------
                                                    (Dollars in Millions)
Manufactured products sales and revenues      $28,479     $31,447     $31,032
                                              -------     -------     -------
Pre-tax (loss) income                            (332)        223       1,052
Income tax (benefit) expense                     (173)         44         259
Minority interests                                 11           9           3
Earnings of nonconsolidated associates             55          27          57
                                                   --          --          --
  (Loss) income                                  $(93)       $215        $853
                                                 ====        ====        ====

-----------------------
(1)The 1997 and 1997 amounts have been adjusted to reflect the changes to GM's organizational structure resulting from the restructuring of former Hughes which occurred in December 1997. As such, Delphi adjusted amounts include Delco. Adjustments have also been made for all periods to reflect the impact of adjustments to Delphi's management basis financial statements in connection with its initial public offering.

Delphi Financial Review

   Delphi reported a loss of $93 million for 1998 compared to income of $215 million and $853 million for 1997 and 1996, respectively. Delphi's results in each of those years included the impact of several special items, all of which are described below.
   During the fourth quarter of 1998, Delphi recorded a $310 million charge ($192 million after-tax) related to its evaluation of the competitiveness of its business (see Competitiveness Studies). During the third quarter of 1998, Delphi recorded a loss of $430 million ($271 million after-tax) related to the divestitures of its seating, lighting and coil spring businesses.
   During the fourth quarter of 1997, Delphi recorded a $1.4 billion charge ($870 million after-tax) relating to an evaluation of the competitiveness of its business (see Competitiveness Studies). During the first quarter of 1997, Delphi recorded an $80 million plant closing charge ($50 million after-tax) relating to a facility in Trenton, New Jersey.
   During the fourth quarter of 1996, Delphi sold four facilities located in Flint and Livonia, Michigan and Oshawa and Windsor, Ontario, which resulted in a loss of $247 million ($153 million after-tax). Also, retiree lump sum benefit payments resulting from U.S. labor negotiations during 1996 resulted in a fourth quarter charge of $86 million ($53 million after-tax).

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Financial Review (concluded)

   Income, excluding the impact of special items discussed above, was $370 million for 1998 compared to income of $1.1 billion for both 1997 and 1996. The decrease in 1998 income, excluding the impact of special items, primarily reflects unfavorable volumes due to the impact of work stoppages during 1998 at certain GM and Delphi locations as well as the economic downturn throughout Asia and Latin America during 1998. For the 1998 year, material and manufacturing cost savings exceeded the impact of price reductions and unrecovered design costs and partially offset the unfavorable impact of lower volume. Income in 1997, excluding the impact of special items, increased $76 million due to lower material and manufacturing costs and the net impact of work stoppages that occurred in 1997 compared to the three work stoppages during 1996 at certain GM and Delphi locations.
     Manufactured products sales and revenues for 1998 totaled $28.5 billion compared with $31.4 billion in 1997, a decrease of $3.0 billion. The decrease reflects unfavorable volumes associated with work stoppages; lost fourth quarter revenues associated with divested businesses with historical annual net sales of approximately $2.0 billion; and economic conditions in Asia and Latin America, as well as the impact of price reductions during 1998. Manufactured products sales and revenues for 1997 increased over $400 million compared to 1996. The increase reflects improved sales volumes to non-GM customers as well as higher production by GMNA during 1997. These improved volumes during 1997 were partially offset by the impact of the 1996 sale of four plants with annual revenues of approximately $1.0 billion as well as continued pricing pressures.
   The effective income tax rate for 1998 was a 52.1% credit compared to an effective income tax rate of 19.7% for 1997. During 1998, certain deductions and tax credits remained constant while taxable income decreased substantially, resulting in a greater effective tax benefit as a percentage of pretax loss. The effective income tax rate for 1996 was 24.6%. The lower effective rates for 1997 and 1996 reflect the favorable impact of state, local and foreign tax rates which were generally lower than the U.S. federal statutory rate and the impact of research and experimentation credits.
     Earnings of nonconsolidated associates increased $28 million during 1998 compared to 1997. The increase primarily reflects improved profitability for certain new and established ventures. Earnings of nonconsolidated associates decreased to $27 million in 1997 compared with $57 million in 1996. The decrease reflects the sale of certain minority owned investments and the unfavorable impact of economic volatility on overseas joint ventures.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights

                                                Years Ended December 31,
                                          -----------------------------------
                                          1998          1997(1)       1996(1)
                                          ----         -------       -------
                                  (Dollars in Millions Except Per Share Amounts)

Revenues                                  $5,964        $5,128       $4,009
                                          ------        ------       ------
Pre-tax income                               310           734          257
Income tax (benefit) expense                 (45)          237          105
Minority interests                            24            25           53
Losses in nonconsolidated associates        (128)          (72)         (42)
                                            ----           ---          ---
    Net income                              $251          $450         $163
                                            ====          ====         ====

   Earnings used for computation of Available
    Separate Consolidated Net Income (2)    $272          $471         $184

   Earnings per share attributable
    to Class H common stock (3)             $0.68         $1.18        $0.46

------------

(1)The 1997 and 1996 amounts relate only to the telecommunications and space business of former Hughes to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. See further discussion of Hughes Transactions below.
(2)Excludes amortization of GM purchase accounting adjustments of $21 million in each of the years related to GM's acquisition of Hughes Aircraft Company
   (HAC) in 1985.
(3)For 1997 and 1996, earnings per share attributable to Class H common stock are presented on a pro forma basis. Prior to the Hughes Transactions, such amounts were calculated based on the financial performance of former Hughes. Since the financial highlights for 1997 and 1996 relate only to the telecommunications and space business of former Hughes, they do not reflect the earnings per share attributable to the former Class H common stock on a historical basis. The pro forma presentation, therefore, presents the financial results which would have been achieved for 1997 and 1996 relative to the Class H common stock based solely on the performance of the telecommunications and space business of former Hughes. See Hughes Financial Review for further discussion.

Hughes Financial Review

   On December 17, 1997, GM and former Hughes completed a series of transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes (consisting of the defense electronics, automotive electronics and telecommunications and space businesses). The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of GM's $1-2/3 par value and Class H common stocks, the transfer of Delco from former Hughes to Delphi, and the recapitalization of Class H common stock into a new GM tracking stock, Class H common stock, that is linked to the remaining telecommunications and space business of Hughes. The Hughes Transactions were followed immediately by the merger of Hughes Defense with Raytheon Company. The 1997 and 1996 amounts presented for Hughes relate only to the telecommunications and space businesses of former Hughes.
     Revenues increased to $6.0 billion in 1998, compared with $5.1 billion in 1997 and $4.0 billion in 1996. The 1998 revenue growth was propelled by an increase in the DIRECTV(R) businesses due to strong subscriber growth and average monthly revenues per subscriber, as well as low subscriber churn rates; an increase at PanAmSat primarily from the May 1997 PanAmSat merger and increased operating lease revenues for video, data and Internet-related services; higher commercial satellite sales; and higher sales of DIRECTV(TM) receiver equipment. The 1997 increase was due primarily to strong DIRECTV subscriber growth, higher sales of commercial satellites and completion of the PanAmSat merger.
     Operating profit, excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, was $270 million in 1998 compared with $306 million and $210 million in 1997 and 1996, respectively. Full-year 1998 operating profit margin on the same basis was 4.5% compared with 6.0% in 1997 and 5.2% in 1996. The lower 1998 operating profit and operating profit margin were principally a result of lower sales of wireless telephone systems and private business networks in the Asia Pacific region, as well as provisions for estimated losses associated with uncollectible amounts due from certain wireless customers at Hughes Network Systems. These were offset in part by the lower operating losses at domestic DIRECTV and higher operating profit at PanAmSat. The increase in 1997 operating profit and operating profit margin resulted primarily from the completion of the PanAmSat merger, reduced losses in the DIRECTV business and higher commercial satellite sales.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

     Pre-tax income was $310 million in 1998, compared with $734 million and $257 million in 1997 and 1996, respectively. The decrease in 1998 primarily resulted from the 1997 $490 million pre-tax gain recognized in connection with the PanmSat merger in 1997, goodwill amortization associated with the PanAmSat merger and a provision for uncollectible amounts due from certain wireless customers, offset by a decrease in interest expense and an increase in interest income. The increase in 1997 of $477 million from 1996 reflects the $490 million pre-tax gain discussed above, the completion of the PanAmSat merger, reduced losses in the DIRECTV business and higher commercial satellite sales. Nineteen ninety-six included the $120 million pre-tax gain recognized from the sale of 2.5% of DIRECTV to AT&T. The effective income tax rate for 1998 was (14.5)%, compared with 32.3% and 40.9% in 1997 and 1996, respectively.
     The effective income tax rate in 1998 benefited from the favorable adjustment relating to an agreement with the Internal Revenue Service regarding the treatment of research and experimentation costs for the years 1983 through 1995. The 1997 decrease in the effective income tax rate was due primarily to an increase in research and experimentation credits and the favorable resolution of certain tax contingencies.
     Excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, Hughes' earnings used for computation of available separate consolidated net income for 1998 was $272 million compared with $471 million and $184 million in 1997 and 1996, respectively.
     In May 1998, Hughes purchased an additional 9.5% interest in PanAmSat, increasing Hughes' ownership interest in PanAmSat to 81.0%.
     In October 1998, Hughes agreed to acquire, pending regulatory approval in Mexico, an additional ownership interest in Grupo Galaxy Mexicana, S.A. de C.V.
(GGM), a Galaxy Latin America, LCC (GLA) local operating company located in Mexico, from Grupo MVS, S.A. de C.V. (MVS). Hughes' equity ownership will represent 49.0% of the voting equity and all of the non-voting equity of GGM. As part of the transaction, Hughes acquired from MVS an additional 10.0% interest in GLA, increasing its ownership interest to 70.0% as well as an additional 19.8% interest in SurFin Ltd., increasing its ownership percentage to 59.1%.
     In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. (USSB). USSB
provides direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. USSB launched its service in June 1994 and, as of December 31, 1998, had more than two million subscribers nationwide. The acquisition will be accounted for using the purchase method of accounting. The purchase price, consisting of cash and GM Class H common stock, will be determined at closing based upon an agreed-upon formula and will not exceed $1.6 billion in the aggregate. Subject to certain limitations in the merger agreement, USSB shareholders will be entitled to elect to receive cash or shares of GM Class H common stock. The amount of cash to be paid in the merger cannot be less than 30% or greater than 50% of the aggregate purchase price with the remaining consideration consisting of GM Class H common stock. The merger, which is subject to USSB shareholder approval and the receipt of appropriate regulatory approvals, is expected to close in early to mid-1999. In January 1999, Hughes agreed to acquire Primestar, Inc.'s (Primestar) 2.3 million-subscriber medium-power direct-to-home business. In a related transaction, Hughes also agreed to acquire the high-power satellite assets and direct broadcast satellite (DBS) orbital frequencies of Tempo, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. The Primestar transaction, pending regulatory and Primestar lender approval, is expected to close in early to mid-1999. The Tempo transaction, pending regulatory approval, is expected to close in mid to late-1999.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations
----------------------------------

  Highlights of financial performance by GM's Financing and Insurance Operations business were as follows for the years ended December 31, (in millions):

                                                 1998        1997        1996
                                                 ----        ----        ----
Financing revenues
GMAC                                          $12,731     $12,577     $12,644
Other                                             854         185          30
                                                  ---         ---          --
  Total                                       $13,585     $12,762     $12,674
                                              =======     =======     =======

Net income
GMAC                                           $1,325      $1,301      $1,240
Other                                              97          17           1
                                                   --          --           -
  Total                                        $1,422      $1,318      $1,241
                                               ======      ======      ======


GMAC Financial Highlights

                                                   Years Ended December 31,
                                                -----------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
                                                     (Dollars in Millions)
Financing revenues
  Retail and lease financing                   $3,869      $3,571      $3,822
  Operating leases                              7,233       7,260       7,215
  Wholesale and term loans                      1,629       1,746       1,607
                                                -----       -----       -----
    Total financing revenues                   12,731      12,577      12,644
Interest and discount                           5,787       5,256       4,938
Depreciation on operating leases                4,693       4,677       4,627
                                                -----       -----       -----
    Net financing revenue                       2,251       2,644       3,079
Mortgage revenue                                2,030       1,499         944
Insurance premiums earned                       1,859       1,360       1,158
Other income                                    1,295       1,159       1,228
                                                -----       -----       -----
    Net financing revenue and other             7,435       6,662       6,409
Expenses                                        5,498       4,448       4,332
                                                -----       -----       -----
Pre-tax income                                  1,937       2,214       2,077
Income tax expense                                612         913         837
                                                  ---         ---         ---
    Net income                                 $1,325      $1,301      $1,240
                                               ======      ======      ======

Net income from automotive financing operations  $984        $910        $946
Net income from mortgage operations               115         167         102
Net income from insurance operations              226         224         192
                                                  ---         ---         ---
    Net income                                 $1,325      $1,301      $1,240
                                               ======      ======      ======

GMAC Financial Review

   GMAC's 1998 consolidated net income increased 2% over 1997 to $1.3 billion. Net income from automotive financing operations totaled $984 million, up 8% from 1997. Earnings were higher due to retail asset growth, reduced credit losses and a lower effective income tax rate, partially offset by lower net interest margins and lower wholesale volume. Net income from insurance operations totaled $226 million, up from the $224 million earned in 1997. Net income from mortgage operations totaled $115 million, down from $167 million earned in 1997. Earnings were lower primarily as a result of reduced mortgage asset values due to higher prepayment levels.
   During 1998, GMAC financed 41.8% of new GM vehicle retail deliveries in the United States, up from 33.1% and 28.4% in 1997 and 1996, respectively. The improvements since 1996 primarily reflect higher volumes generated through special rate financing and lease incentive programs sponsored by GM. This improvement was achieved amid continued competitive pressures in the automotive financing marketplace.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

    GMAC's automotive financing revenue totaled $12.7 billion in 1998, compared with $12.6 billion for both 1997 and 1996. Higher retail financing revenues in 1998 were partially offset by a decline in wholesale revenues, principally from the reduction in average wholesale receivable balances related to the GM work stoppages.
   GMAC's worldwide cost of borrowing decreased to 5.99%, compared with 6.30% and 6.57% in 1997 and 1996, respectively. The cost of borrowings in the United States was 5.89% in 1998, down from 6.39% and 6.51% in 1997 and 1996, respectively. The lower average borrowing costs since 1996 are largely a result of a decrease in U.S. interest rates and a greater proportion of floating rate debt compared to fixed rate debt.
   Net automotive financing revenue combined with mortgage revenue, insurance premiums, and other income increased to $7.4 billion, compared with $6.7 billion and $6.4 billion in 1997 and 1996, respectively. The increases in 1998 and 1997 are primarily due to results from mortgage and insurance operations, partially offset by reduced net automotive financing margins.
   Expenses increased by $1.1 billion and $116 million in 1998 and 1997, respectively. The increases during 1998 and 1997 were primarily due to higher costs for salaries and benefits, increased insurance losses, and other operating charges incidental to expanding mortgage and insurance business activities.
   GMAC's effective income tax rate for 1998 was 31.6%, compared with 41.2% in 1997 and 40.3% in 1996. The favorable change in 1998 was primarily attributable to lower U.S. and foreign taxes assessed on foreign source income and a favorable change resulting from periodic assessments of state and local income tax accruals. The unfavorable change in 1997 was primarily attributable to increases in accruals from prior years based on periodic assessment of the adequacy of such accruals and higher state and local income taxes.

Competitiveness Studies

    The global automotive industry, including the automotive components and systems market, continues to be increasingly competitive and is presently undergoing significant restructuring and consolidation activities. All of the major industry participants are continuing to increase their focus on efficiency and cost improvements, while excess capacity led to continuing price pressures. As a result, GMNA, Delphi, GME, GMLAAM, and GMAP initiated studies in 1997 concerning the long-term competitiveness of all facets of their businesses. As market conditions continued to warrant such review, the competitiveness studies were again completed in 1998 in conjunction with the annual business planning cycle. Additional information regarding the competitiveness studies is contained in Note 2 to the GM consolidated financial statements.
   Based on the results of these competitiveness studies, GM recorded pre-tax charges against income totaling $534 million ($420 million after tax, or $0.64 per share of $1-2/3 par value common stock) in 1998 and $6.4 billion ($4.0 billion after-tax, or $5.59 per share of $1-2/3 par value common stock) in 1997.
     In 1998, the pre-tax charges were comprised of $105 million ($80 million after-tax) for GMNA, $310 million ($192 million after-tax) for Delphi, $82 million ($51 million after-tax) for GMLAAM, and $37 million ($97 million after-tax) for GMAP. Overall, these charges had the effect of increasing 1998 cost of sales, depreciation and amortization and other expenses by $246 million, $223 million and $65 million, respectively. In 1997, the pre-tax charges were comprised of $3.8 billion ($2.4 billion after tax) for GMNA, $1.4 billion ($870 million after-tax) for Delphi, $848 million ($488 million after-tax) for GME, $174 million ($170 million after-tax) for GMAP and $205 million ($128 million after-tax) for GM Automotive, Electronics and Other Operations' Other segment. These charges reduced 1997 net sales and revenues by $548 million and increased cost of sales, depreciation and amortization, and other expenses by $1.7 billion, $4.1 billion and $72 million, respectively. Accruals related to capacity reductions and expenses that were part of the 1997 charges that still remain as of December 31, 1998 total $1.1 billion. Going forward, GM's future cash requirements relating to the 1998 and 1997 charges are expected to total approximately $1.4 billion over the next five years, with over 70% evenly expended over the first three years.
   The competitiveness studies charges included amounts for underperforming assets, including both vehicle and component manufacturing assets, pursuant to GM's policy for the valuation of long-lived assets. Future investments relating to underperforming product lines will be expensed. Charges also include amounts for voluntary employee separation programs, recorded when the employee accepts the offer in accordance with GM's policy for such programs.
   GM will continue to monitor the competitiveness of all aspects of its businesses and further competitiveness studies will be undertaken when and as market conditions warrant.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

       Year 2000

   Many computerized systems and microprocessors that are embedded in a variety of products either made or used by GM have the potential for operational problems if they lack the ability to handle the transition to the Year 2000.
Because this issue has the potential to cause disruption of GM's business operations, GM has developed a comprehensive worldwide program to identify and remediate potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. Additionally, GM has initiated communications and site assessments with its suppliers, its dealers and other third parties in order to assess and reduce the risk that GM's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.
   One of GM's first priorities was the analysis of microprocessors used in GM passenger cars and trucks. This review included all current and planned models as well as the electronics in older cars and trucks produced during the period of approximately the last 15 years. GM began installing microchips capable of processing date information approximately 15 years ago. Most of the processors reviewed have no date-related functionality, and accordingly have no Year 2000 issues. Of the vehicles with processors that perform date-related functions, none have any Year 2000 issues.
   GM's Year 2000 program teams are responsible for remediating all of GM's information technology and embedded systems. Information technology principally consists of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). Embedded systems include microprocessors used in factory automation and in systems such as elevators, security and facility management. GM's Year 2000 program includes assessment and remediation services provided by Electronic Data Systems Corporation (EDS) pursuant to a Master Service Agreement with GM.

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

    Assessment -- initial testing, code scanning, and supplier contacts to determine whether remediation is needed and developing a remediation plan, if applicable. The assessment of business information systems is substantially complete and included a determination that about one quarter of such systems should be regarded as "critical" based on criteria such as the potential for business disruption. The assessment of infrastructure items and embedded systems was substantially completed by the end of 1998.

    Remediation -- design and execution of a remediation plan, followed by testing for adherence to the design. GM has substantially completed the remediation of its critical and non-critical systems. A small number of systems will be remediated or replaced in 1999. Unimportant systems have been and will continue to be removed from GM's Year 2000 inventory and will not be remediated. GM believes that it will meet its targets for Year 2000 readiness. In the normal course of its business plans, GM's Delphi Automotive Systems unit is incrementally implementing enterprise software that will replace and thereby eliminate the need to remediate certain existing systems. Implementation of this software at several Delphi sites is scheduled for completion in the first quarter of 1999, and another Delphi site implementation is not expected to be complete until July 1999.

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

    Readiness Testing -- planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Readiness testing is currently underway. This phase commenced during the fourth quarter of 1998 and is expected to be the major focus of the Year 2000 program throughout 1999.





                                    II-14
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000 (continued)

    Contingency Planning -- development and execution of plans that narrow the focus on specific areas of significant concern and concentrate resources to address them. GM currently believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time rather than systemic or long-term problems affecting its business operations as a whole. GM contingency planning will continue to identify systems or other aspects of GM's business or that of its suppliers that it believes would be most likely to experience Year 2000 problems. GM contingency planning will also address those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of products, materials or data to other operations. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, GM's contingency planning will focus on minimizing the scope and duration of any disruptions by having sufficient personnel, inventory and other resources in place to permit a flexible, real-time response to specific problems as they may arise at individual locations around the world. Some of the actions that GM may consider include the deployment of emergency response teams on a regional or local basis and the development of plans for the allocation, stockpiling or re-sourcing of components and materials that may be critical to our continued production. Specific contingency plans and resources for permitting the necessary flexibility of response are expected to be identified and put into place commencing in mid-1999.

   GM's communication with its suppliers is a focused element of the assessment and remediation phases described above. GM is a leading participant in an industry trade association, the Automotive Industry Action Group, which has distributed Year 2000 compliance questionnaires as well as numerous awareness and assistance mailings to about half of the 100,000 supplier sites that supply GM throughout the world. Responses to these questionnaires, which were generally sent to GM's principal suppliers, have been received from about half of the supplier sites to which they were sent. Many of the non-responding suppliers are communicating directly with GM on an informal basis. Additionally, GM has initiated its own review of suppliers considered to be critical to GM's operations, including more than 2,400 on-site assessments to date. These assessment efforts have been substantially completed with respect to the critical supplier sites. Based on its assessment activity to date, GM believes that a substantial majority of its suppliers are making acceptable progress toward Year 2000 readiness. GM has established a program to provide further assistance to suppliers that desire more input or that are believed to be at high risk of noncompliance as a result of the foregoing assessment efforts. This supplier assistance program currently includes providing compliance workshops and remediation consultants to work with suppliers on developing and implementing their own remediation programs. GM's contingency planning efforts described above are also expected to address any critical suppliers that GM identifies as being at high risk of encountering Year 2000 problems.
   GM is not relying entirely on the receipt of written assurances from suppliers with respect to their Year 2000 compliance. GM is also evaluating certain suppliers on a first-hand basis and seeking to enhance their likelihood of full Year 2000 readiness by actively assisting them with training and consultation regarding Year 2000 remediation projects. GM expects that information from our suppliers, written responses and interactions with them, will provide GM with a basis for further contingency planning and risk management.
   GM also has a program to work with its independent dealers on their Year 2000 readiness. This program includes distributing materials that assist dealers in designing and executing their own assessment and remediation efforts. GM has also included Year 2000 compliance criteria as part of its established program for certifying that third-party business information systems properly interface with other systems provided to dealers by GM.
   GM's direct Year 2000 program cost is being expensed as incurred with the exception of capitalizable replacement hardware and, beginning in 1999, internal-use software. Total incremental spending by GM is not expected to be material to the Corporation's operations, liquidity or capital resources.
   In addition to the work for which GM has direct financial responsibility, EDS is providing Year 2000-related services to GM, as required under the Master Service Agreement. These services are being provided by EDS as part of normal fixed price services and other on-going payments to EDS. GM's current forecast is that its total direct expenditures, and the value of services performed by EDS attributable to GM's Year 2000 program, will be between approximately $710 million and $780 million for its entire Year 2000 program. Of this amount, GM currently expects its total Year 2000 direct spending to be between approximately $450 million and $520 million, with peak spending occurring in the last quarter of 1998, and early in 1999. This total direct spending estimate includes an additional payment of $75 million that GM has agreed to pay to EDS at the end of the first quarter of 2000 if systems remediated by EDS under the Master Service Agreement do not cause a significant business disruption that results in a material financial loss to GM due to the millennium change. The estimated value of the services that EDS is required to provide to GM under the Master Service Agreement, attributable to work being performed in connection with GM's Year 2000 program, is approximately $335 million.


                                    II-15
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000  (concluded)

   GM incurred approximately $40 million of Year 2000 expense during 1997 and approximately $145 million in 1998. Also, the estimated value of services provided to GM by EDS during 1997 and 1998 under the Master Service Agreement that were attributable to work performed in connection with GM's Year 2000 program, was approximately $260 million. Thus, the total direct expenditures by GM, and value of Year 2000-related services performed by EDS in 1997 and 1998, attributable to GM's Year 2000 program, amounted to approximately $445 million.
   Despite the incremental Year 2000 spending expected to be incurred throughout the Corporation, GM's current business plan projects continued declining information technology expenses. GM's total Year 2000 costs noted above do not include information technology projects that have been accelerated due to Year 2000, which are estimated to be approximately $30 million.
   In view of the foregoing, GM does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GM and third parties that are critical to GM's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GM's ability to carry on its normal operations in the area or areas so affected. In the event that GM is unable to complete its remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GM's business, results of operations or financial condition.
   The foregoing discussion describes the Year 2000 program being implemented by GM and its consolidated subsidiaries other than Hughes. Information about the Year 2000 efforts of Hughes can be found in Exhibit 99.
   Statements made herein about the implementation of various phases of GM's Year 2000 program, the costs expected to be associated with that program and the results that GM expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GM will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GM. Accordingly, the costs and results of GM's Year 2000 program and the extent of any impact on GM's operations could vary materially from those stated herein.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Electronics and Other Operations
--------------------------------------------

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at December 31, 1998 totaled $14.1 billion compared with $17.5 billion at December 31, 1997. During 1997, GM elected to pre-fund part of its other postretirement benefits liability, which is primarily related to postretirement health care expenses, by creating a VEBA trust. The total VEBA assets, which approximated $4.6 billion and $3.0 billion at December 31, 1998 and 1997, respectively, had the effect of reducing GM's postretirement benefits liability on the consolidated balance sheet.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $2.4 billion at December 31, 1998, a decrease of $5.8 billion from the prior year. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $7.2 billion at December 31, 1998, an increase of approximately $1.5 billion from the prior year. The ratio of long-term debt to long-term debt and GM investment in Automotive, Electronics and Other Operations was 58.8% and 38.9% at December 31, 1998 and 1997, respectively. The ratio of long-term debt and short-term loans payable to the total of this debt and GM investment was 63.3% and 41.5% at December 31, 1998 and 1997, respectively.
   GM believes it has sufficient resources to meet anticipated future cash flow requirements. In addition to cash flows from operations, GM and its subsidiaries maintain substantial lines of credit with various financial institutions. Additional information on GM's available credit facilities is contained in Note 10 to the GM consolidated financial statements.











                                    II-16

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations
----------------------------------

   GM's Financing and Insurance Operations primarily consist of GMAC. At December 31, 1998, GMAC owned assets and serviced automotive receivables for others totaling $138.7 billion compared with $121.2 billion at year end 1997. Earning assets totaled $125.1 billion and $104.0 billion at December 31, 1998 and 1997, respectively. The increase in earning assets was primarily attributable to increases in automotive finance receivables outstanding, operating lease assets, the investments in securities portfolio, real estate mortgages outstanding and receivables due from GM. Cash and cash equivalents totaled $618 million and $759 million at December 31, 1998 and 1997, respectively.
   GMAC's consolidated finance receivables, net of unearned income, totaled $72.1 billion and $60.0 billion at December 31, 1998 and 1997, respectively. The higher outstanding balance was primarily attributable to a $7.5 billion worldwide increase in retail receivables, a $3.1 billion increase in U.S. and European wholesale receivables and a $1.8 billion increase in term loans.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, term notes, and underwritten issuances. GMAC's borrowings outstanding at December 31, 1998 totaled $103.8 billion compared with $86.7 billion at December 31, 1997. GMAC's ratio of debt to stockholder's equity at December 31, 1998 was 10.6:1, up from 9.9:1 at December 31, 1997. The higher year-to-year debt levels were principally used to fund increased asset levels. GMAC has continued to use an asset securitization program as an alternative funding source and has sold finance receivables that it continues to service for a fee. The servicing portfolio of sold finance receivables totaled $7.3 billion and $12.4 billion at December 31, 1998 and 1997, respectively.
   GMAC and its subsidiaries maintain substantial bank lines of credit, which totaled $42.9 billion and $39.8 billion at December 31, 1998 and 1997, respectively. The unused portion of these credit lines totaled $33.2 billion at December 31, 1998, which was $2.8 billion higher than at December 31, 1997.

Book Value Per Share

   Book value per share of $1-2/3 par value common stock decreased to $19.90 from $22.26 at December 31, 1998 and 1997, respectively. Book value per share of Class H common stock decreased to $11.94 at December 31, 1998 from $13.36 at December 31, 1997. Book value per share was determined based on the liquidation rights of the various classes of common stock.

Stock Repurchases

   In February 1998, the GM Board of Directors (GM Board) approved a $4.0 billion stock repurchase program. Due to the previously mentioned work stoppages during the second and third quarters of 1998, stock repurchases were temporarily suspended as part of GM's cash conservation initiatives. The stock repurchases were reinstated during the first quarter of 1999 and are expected to be completed by the end of 1999. Upon completion of the $4.0 billion stock repurchase program, GM's stock repurchases since January 1997 will total $9.0 billion. In January 1999, GM announced its intention to redeem the Series B Preference Stock pursuant to its option to do so which commenced on January 1, 1999.

CASH FLOWS

Automotive, Electronics and Other Operations
--------------------------------------------

   Net cash provided by operating activities was $9.3 billion, $12.8 billion, and $14.5 billion in 1998, 1997, and 1996, respectively. The decrease in net cash provided by operating activities in 1998 primarily resulted from a decrease in cash generated from lower net income primarily due to the work stoppages previously discussed, partially offset by lower VEBA contributions in 1998. The decrease in net cash provided by operating activities in 1997 primarily resulted from a $3.0 billion VEBA contribution, and a $3.5 billion increase in deferred tax assets, partially offset by a $500 million year-over-year increase in other operating assets and liabilities and a $1.7 billion year-over-year increase in income from continuing operations. Depreciation and amortization expenses increased by $4.7 billion in 1997 primarily due to the competitiveness studies charges.









                                    II-17

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Electronics and Other Operations (concluded)
--------------------------------------------------------

     Net cash used in investing activities was relatively unchanged at $8.6 billion for 1998 and 1997. The increase in cash due to the net change in investments in other marketable securities and operating leases in 1998 was offset by the proceeds from borrowings of Hughes Defense prior to the spin-off of Hughes Defense in 1997. Net cash used in investing activities decreased $1.3 billion in 1997 from $9.9 billion in 1996. This decrease was primarily due to GM's receipt of $4.0 billion in proceeds from borrowings of Hughes Defense, partially offset by a $1.7 billion increase in investments in companies, net of cash acquired, which primarily related to the completion of the merger of the satellite service operations of former Hughes and PanAmSat. These amounts were also offset by an intercompany payment from EDS prior to its separation in 1996 and lower dividends received from GMAC in 1997.
   Net cash used in financing activities was $2.1 billion, $6.7 billion, and $1.2 billion in 1998, 1997 and 1996, respectively. The decrease in cash used for financing activities in 1998 was primarily due to a $3.3 billion net increase in loans payable and long-term debt and a decrease in cash used for stock repurchases. Net cash used in financing activities increased $5.5 billion in 1997 compared to 1996. During 1997, GM used $3.8 billion to acquire 63.5 million shares of $1-2/3 par value common stock. GM also used approximately $600 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during 1997. Also in 1997, net cash flows used in association with changes in long-term debt increased by approximately $1.8 billion compared with 1996 and reflected a combination of refinancing and retirement using GM's new commercial paper program and cash received in connection with the Hughes Transactions.

Financing and Insurance Operations
----------------------------------

   Cash provided by operating activities during 1998 totaled $7.7 billion, an increase from the $4.1 billion and $4.3 billion provided during the comparable 1997 and 1996 periods, respectively. The additional operating cash flow was primarily the result of increased mortgage activity.
   Cash used for investing activities during 1998 totaled $22.6 billion, compared with $12.1 billion and $6.5 billion during the same periods in 1997 and 1996, respectively. Cash usage increased primarily as a result of lower net finance receivable activity and a decrease in sales of retail receivables proceeds.
   Cash provided by financing activities during 1998 totaled $15.5 billion, compared with $8.2 billion and $2.5 billion of cash provided by financing activities during the comparable 1997 and 1996 periods, respectively. The change is primarily the result of increases in short- and long-term debt and lower dividends paid to GM.

Dividends

   Dividends may be paid on common stocks only when, as and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. In January 1999, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, payable March 10, 1999. The GM Board also declared quarterly dividends on the Series B, Series D, and Series G Depositary Shares of $0.57, $0.495, and $0.57 per share, respectively, payable May 1, 1999. With respect to Class H common stock, which was recapitalized on December 17, 1997, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.

Health Care Expense and Other Postretirement Benefits

   The cost of postretirement medical, dental, vision, and life insurance benefits provided to retirees and eligible dependents are recognized in the consolidated financial statements during the period in which employees provide services to GM. Costs for medical, dental, vision, and life insurance benefits provided to employees during active service are expensed as incurred (pay-as-you-go). The components of postretirement benefits expense, the U.S. health care cost, and cash expenditures for GM's U.S. operations are set forth below (excluding cash expenditures for Hughes' and former Hughes' non-automotive employees, but including GMAC).
     GM is committed to reducing the burden of continuing health care cost increases. During 1997, GM elected to pre-fund part of its other postretirement benefits liability by creating a VEBA trust to which it contributed $3 billion of its cash reserves. In 1998, GM contributed an additional $1.7 billion to and paid $375 million in benefits from the VEBA trust. The VEBA assets had the effect of reducing GM's postretirement benefits liability on the consolidated balance sheet.





                                    II-18

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Health Care Expense and Other Postretirement Benefits (concluded)

                                           Year Ended December 31, 1998
                                       -------------------------------------
                                       Postretirement  Health   Pay-As-You-Go
                                         Benefit      Care Cost      Cost*
                                       -------------- --------- -------------
                                                 (Dollars in Millions)
GM U.S. operations health care
   Postretirement medical, dental,
     and vision                          $2,829      $2,829         $ -
   Retired employees pay-as-you-go            -           -       2,012
   Active employees pay-as-you-go             -       1,717       1,717
                                          -----       -----       -----
      Total health care                   2,829      $4,546      $3,729
                                          -----       =====       =====
   Life insurance                           449
   Other subsidiaries - health care
      and life insurance                    193
                                           ----
      Total postretirement benefits
        expense                          $3,471
                                         ======
------------------
* Pay-as-you-go amounts for 1997 were $1.9 billion for retirees, $1.7 billion for active employees, and $3.6 billion in total.

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

GM Card

   GM sponsors a credit card program, entitled the GM Card program, which was introduced in the U.S. in September 1992 and subsequently in Canada, Australia, Brazil, Mexico, Chile and the United Kingdom. A cardholder's use of the card generates entitlements to rebates that can be used in connection with the cardholder's purchase or lease of a new GM vehicle.
   As the sponsor of the GM Card program, GM does not provide consumer credit. The program is used as a marketing tool to increase product sales. Independent banks issue the GM Card and are responsible for evaluating, extending, and funding credit to the cardholders, and are fully responsible for any credit card losses with no recourse against GM.
   In the U.S., GM Card rebates accumulate at a rate equal to 5% of all spending for goods or services charged on the GM Card up to a maximum rebate amount of $500 per year. The rebates, which expire in 7 years, may be applied over and above all sales allowances in the market at the time of vehicle purchase or lease. GM is solely responsible to cardholders for rebates. Provisions for GM Card rebates are recorded as reductions in revenue at the time of vehicle sale. GM has the right to prospectively modify the plan.
   Rebates redeemed worldwide during 1998, 1997, and 1996 were $705 million, $656 million, and $443 million, respectively. Cardholder rebates available worldwide for future redemption when the cardholder purchases or leases a new GM vehicle amounted to $3.7 billion and $3.5 billion (net of deferred program income) at December 31, 1998 and 1997, respectively. GM anticipates that profits from incremental sales resulting from the GM Card program, along with deferred program income, will more than offset future rebate costs associated with the GM Card.




















                                    II-19
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Deferred Income Taxes

   At December 31, 1998, GM's consolidated balance sheet included a net deferred tax asset of approximately $20.8 billion related to net future deductible temporary differences (see Note 6 to the GM consolidated financial statements) in the United States of which approximately $15.4 billion related to the obligation for postretirement benefits other than pensions. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, GM believes that it is more likely than not that such benefits will be realized through the reduction of future taxable income. Management has carefully considered various factors in assessing the probability of realizing this deferred tax asset including:
   . The operating results of GMNA over the most recent three year period and overall financial forecasts of book and taxable income for the 1999-2003 period. Further improvements are expected by continuing efforts to maintain GM's competitiveness, including actions relating to reducing material costs through global sourcing and increasing efficiency through lean manufacturing.
   . Operating results of GMAC and Hughes which generated U.S. pre-tax income of approximately $1.8 billion, $3.3 billion, and $3.1 billion in 1998, 1997, and 1996, respectively.
   . The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that GM does not have, and does not expect to generate in the near future, any significant U.S. federal tax net operating loss carryforwards.
   . The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.
   . The fact that GM has never lost deferred federal tax assets due to the expiration of a U.S. net operating loss carryforward.
   Dividends received from foreign operations for U.S. federal income tax purposes totaled approximately $3.1 billion, $3.0 billion, and $1.2 billion in 1998, 1997, and 1996, respectively.

Pensions

   At December 31, 1998, GM's total worldwide net unfunded pension position increased to $6.3 billion ($1.2 billion for the U.S. automotive qualified hourly/salary plans and $5.1 billion for all other plans worldwide) from $5.0 billion a year ago ($0.5 billion for the U.S. automotive qualified hourly/salary plans and $4.5 billion for all other plans worldwide). The predominant factor contributing to the increase in the unfunded position of the U.S. automotive qualified hourly/salary plans was a 25 basis point decline in the discount rate used to measure the pension obligation at the end of 1998 compared to 1997
(6.75% and 7.00%, respectively). During 1998 and 1997, GM contributed $1.1 billion and $1.5 billion in cash, respectively, to its U.S. hourly pension plans.
   On an economic basis, GM continues to maintain a fully-funded status for its U.S. hourly and salaried pension plans as of December 31, 1998. The economic basis of measuring the U.S. hourly and salaried pension liability differs from the Statement of Financial Accounting Standards (SFAS) No. 87 basis, Employers' Accounting for Pensions, required by GAAP, but GM believes it to be a better measure of GM's ongoing economic exposure for pension obligations and as such uses this as a measure to determine its funded status. The economic basis discounts pension liabilities at the long-term asset earnings rate assumption (currently 10.0%) rather than at a variable, year-end market rate as required by SFAS No. 87 (currently 6.75%). In periods of low interest rates, as in the current market environment, the SFAS No. 87 liability will generally exceed the liability calculated on an economic basis, whereas in periods of high interest rates the economic basis liability will generally exceed the SFAS No. 87 liability.

Environmental Matters

   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup. GM is also in various stages of investigation and remediation for sites where contamination has been alleged.
   The liability for worldwide environmental cleanup was $519 million and $610 million at December 31, 1998 and 1997, respectively. In future periods, new laws or regulations, advances in technologies, additional information about the ultimate remedy selected at new and existing sites, and GM's share of the cost of such remedies could significantly change GM's estimates.
   The process of estimating such liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs.
   In 1998, 1997, and 1996, GM expensed $91 million, $88 million, and $94 million, respectively, for environmental investigation, remediation, and waste management. In addition, worldwide capital expenditures, as discussed previously, included $98 million, $115 million, and $122 million in 1998, 1997, and 1996, respectively, for various environmental matters.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Euro Conversion

   On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. The euro trades on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.
   GM has established plans to assess and address the impact to GM as a result of the euro conversion. The introduction of the euro on January 1, 1999 has increased the pace of price harmonization throughout Europe. GM has developed a comprehensive program to identify, analyze and determine the best strategy to address this price harmonization. GM is analyzing all aspects of its pricing strategy to minimize any potential risk of this pricing harmonization.
   In addition, the Corporation has reviewed and has made required modifications to applicable information technology systems and contracts based on the new currency.
   GM believes the introduction of the euro does not have any material tax consequences, and also believes it reduces its overall foreign exchange risk as the number of currencies in which it transacts is now reduced.
   GM believes that the euro conversion will not have a material adverse impact on its financial position or results of operations.

Employment and Payrolls

Worldwide employment at December 31, (in thousands)
                                                 1998        1997       1996(1)
                                                 ----        ----       ------
  GMNA                                            226         237         245
  GME                                              84          79          79
  GMLAAM                                           24          27          23
  GMAP                                             10          10           9
  Delphi                                          198         210         211
  GMAC                                             24          21          18
  Hughes                                           15          14          12
  Other                                            13          10           8
                                                   --          --           -
    Total employees                               594         608         605
                                                  ===         ===         ===

Worldwide payrolls - continuing operations
  (in billions)                                 $26.5       $28.3 (1)   $27.8
U.S. hourly payrolls (in billions) (2)(3)       $12.5       $13.9       $13.8
Average labor cost per active hour worked
  - U.S. hourly (2)                            $45.42      $44.86      $44.08
-----------------------
(1) Amounts have been adjusted to reflect the changes to GM's organizational structure resulting from the restructuring of former Hughes which occurred in December 1997. As such, Delphi adjusted amounts include Delco and Hughes adjusted amounts exclude Delco and Hughes Defense.
(2) Excludes  EDS,  Hughes' and former  Hughes'  non-automotive  employees.
(3) Includes   employees  "at  work"  (excludes  laid-off  employees   receiving
    benefits).


New Accounting Standards

   In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software cost once specific criteria are met. Currently, GM generally expenses the costs of developing or obtaining internal-use software as incurred. GM will adopt SOP 98-1 on January 1, 1999, as required. GM expects that under the new SOP, approximately $300 million to $350 million in spending will be capitalized in 1999 that would have otherwise been expensed.
   In the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilitiies in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. GM plans to adopt SFAS No. 133 by January 1, 2000, as required. GM is currently assessing the impact of this Statement on GM's consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

   Following are the principal important factors which may cause actual results to differ materially from those expressed in forward-looking statements made by the managements of GM, Hughes and Delphi:

   . Changes in economic  conditions,  currency  exchange  rates,  or  political stability in the major markets where the corporation procures material, components, and supplies for the production of its principal products or where its products are produced, distributed, or sold (i.e., North America, Europe, Latin America and Asia-Pacific), including the effects of current economic problems in Asia and political problems in the Far East.
   . Shortages  of  fuel  or  interruptions  in  transportation  systems,  labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where the corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed or sold.
   . Significant  changes in the  competitive  environment  in the major markets where the corporation purchases material, components and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Changes  in  the  laws,  regulations,   policies  or  other  activities  of
     governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of the corporation's products, the cost thereof or applicable tax rates.
   . The ability of the corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.
   . With respect to Hughes, additional risk factors include: the ability to achieve subscriber growth in its Direct-To-Home businesses, the ability to sustain technological competitiveness, the possible failure or delay of planned satellite launches, access to capital and financial flexibility in order to take advantage of new market opportunities, the ability to complete strategic acquisition of businesses and assets, and the ability to respond to competitive pressures and react quickly to other major changes in the marketplace.



                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates and certain commodity and equity security prices. In order to manage the risk arising from these exposures, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options.
   A discussion of GM's accounting policies for derivative instruments is included in Note 1 to the GM consolidated financial statements and further disclosure is provided in Notes 10, 11, and 12 to the GM consolidated financial statements.
   GM maintains risk management control systems to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests which assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of sensitivity shifts.

Foreign Currency Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium and France), Australia, Japan and Brazil. As of December 31, 1998 and 1997, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $3.5 billion and $1.9 billion, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $161 million and $190 million for 1998 and 1997, respectively.
   The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. GM enters into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, General Motors Acceptance Corporation (GMAC) and its affiliates have also entered into contracts to provide commercial and retail financing, retain mortgage servicing rights, and to retain various assets related to mortgage securitization. Certain exchange traded future and option contracts, interest rate caps and floors, along with various investments, have been entered into to reduce the interest rate risk related to these activities and manage potential prepayment activity associated with mortgage servicing rights. The GMAC Mortgage Group (GMACMG) manages prepayment risk associated with its capitalized mortgage servicing rights with U.S. Treasury options and futures. Since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights, GM is exposed to basis risk. GMACMG mitigates this risk through a historical review of value change in various interest rate scenarios when establishing and maintaining its hedge program. As of December 31, 1998 and 1997, the net fair value liability of all financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $15.9 billion and $3.7 billion, respectively. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $90 million and $214 million for 1998 and 1997, respectively. The net fair value asset of all financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.2 billion and $2.1 billion for 1998 and 1997, respectively. The potential loss in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $84 million and $43 million for 1998 and 1997, respectively.
   The SEC disclosures on market risk require that all financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, should be included in the quantitative disclosure calculation. Operating leases are not required to be disclosed by SFAS No. 107, and have not been presented as part of the sensitivity analysis. This is a significant limitation to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GM's operating lease portfolio, a corresponding change for GM's operating lease portfolio, which had a book value of $37.1 billion and $33.7 billion as of December 31, 1998 and 1997, respectively, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from a hypothetical change in interest rates may be overstated.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Interest Rate Risk (concluded)
   There are certain shortcomings inherent to the sensitivity analyses presented. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Finance receivables are less susceptible to prepayments when interest rates change, while prepayments on many mortgage related instruments are directly affected by a change in interest rates. As such, GM's model does not address prepayment risk for automotive related finance receivables, but does consider prepayment risk for mortgage related instruments that are highly sensitive to prepayment risk. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from assumptions used in the model. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps, that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase.

Commodity Price Risk
   GM enters into commodity forward and option contracts. Such contracts are executed to offset GM's exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value liability of such contracts, excluding the underlying exposures, as of December 31, 1998 and 1997 was approximately $200 million and $42 million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $203 million and $111 million at December 31, 1998 and 1997, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM holds investments in various available-for-sale equity securities which are subject to price risk. The fair value of such investments, as of December 31, 1998 and 1997 was approximately $1.2 billion and $899 million, respectively. The potential change in the fair value of these investments, assuming a 10% change in prices would be approximately $121 million and $90 million for 1998 and 1997, respectively.

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

   The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1998 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.


/s/John F. Smith, Jr.                               /s/J. Michael Losh
---------------------                               ------------------
John F. Smith, Jr.                                  J. Michael Losh
Chairman and Chief Executive Officer                Executive Vice President and
                                                    Chief Financial Officer

Independent Auditors' Report

General Motors Corporation, its Directors, and Stockholders:

   We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 20, 1999
(March 2, 1999 as to Note 23)


ITEM 8


                      CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                             -------------------------------
                                             1998          1997         1996
                                             ----          ----         ----
                                                (Dollars in Millions)

AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS
Manufactured products sales
  and revenues (Note 1)                 $140,433      $153,683      $145,341
Other income (Note 21)                     2,598         8,084         2,849
                                           -----         -----         -----
  Total net sales and revenues           143,031       161,767       148,190
                                         -------       -------       -------
Cost of sales and other operating
  charges, exclusive of items listed
  below (Note 2                          117,973       130,028       123,195
Selling, general and administrative
  expenses                                13,311        13,386        11,999
Depreciation and amortization expense
  (Notes 1 and 2)                          7,281        11,803         7,145
                                           -----        ------         -----
  Total operating costs and expenses     138,565       155,217       142,339
                                         -------       -------       -------
Other expenses (Notes 2 and 21)              782           241           792
Interest expense (Note 10)                 1,050           863           771
Net expense (income) from transactions
  with Financing and
  Insurance Operations (Note 1)               82          (101)         (125)
                                              --          ----          ----
Income from continuing operations
  before income taxes
  and minority interests                   2,552         5,547         4,413
Income tax expense (Note 6)                  845           155           885
Minority interests                            11            66            56
(Losses) earnings of nonconsolidated
   associates                               (184)          (78)          128
                                            ----           ---           ---
Income from continuing operations          1,534         5,380         3,712
Income from discontinued operations
  (Note 1)                                     -             -            10
                                           -----         -----         -----
  Net income - Automotive, Electronics
    and Other Operations                  $1,534        $5,380        $3,722
                                          ======        ======        ======


                                                Years Ended December 31,
                                             -------------------------------
                                             1998          1997         1996
                                             ----          ----         ----
                                                  (Dollars in Millions)

FINANCING AND INSURANCE OPERATIONS
Financing revenues (Note 1)              $13,585       $12,762       $12,674
Insurance, mortgage and other income
  (Note 21)                                4,699         3,723         3,021
                                           -----         -----         -----
  Total revenues and other income         18,284        16,485        15,695
                                          ------        ------        ------
Interest expense (Note 10)                 5,843         5,250         4,924
Depreciation and amortization expense
  (Note 1)                                 4,920         4,813         4,695
Operating and other expenses               4,019         2,806         2,581
Provisions for financing losses
  (Notes 1 and 21)                           463           523           669
Insurance losses and loss adjustment
  expenses (Note 21)                       1,061           747           622
                                           -----           ---           ---
  Total costs and expenses                16,306        14,139        13,491
                                          ------        ------        ------
Net (income) expense from transaction
  with Automotive, Electronics and
  Other Operations (Note 1)                  (82)          101           125
                                             ---           ---           ---
Income before income taxes                 2,060         2,245         2,079
Income tax expense (Note 6)                  618           914           838
Minority interests                           (20)          (13)            -
                                             ---           ---         -----
  Net income - Financing and
    Insurance Operations                  $1,422        $1,318        $1,241
                                          ======        ======        ======


The above supplemental consolidating information is explained in Note 1, "Nature of Operations".

Reference should be made to the notes to consolidated financial statements.








                                    II-27

                CONSOLIDATED STATEMENTS OF INCOME - Concluded

                                                 Years Ended December 31,
                                             -------------------------------
                                             1998          1997         1996
                                             ----          ----         ----
                                  (Dollars in Millions Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Manufactured products sales and
  revenues (Note 1)                     $140,433      $153,683      $145,341
Financing revenues (Note 1)               13,585        12,762        12,674
Other income (Note 21)                     7,297        11,807         5,870
                                           -----        ------         -----
  Total net sales and revenues           161,315       178,252       163,885
                                         -------       -------       -------
Cost of sales and other operating
  charges, exclusive of items listed
  below (Note 2)                         117,973       130,028       123,195
Selling, general and administrative
  expenses                                17,330        16,192        14,580
Depreciation and amortization expense
  (Notes 1 and 2)                         12,201        16,616        11,840
Interest expense (Note 10)                 6,893         6,113         5,695
Other expenses (Notes 2 and 21)            2,306         1,511         2,083
                                           -----         -----         -----
  Total costs and expenses               156,703       170,460       157,393
                                         -------       -------       -------
Income from continuing operations
  before income taxes
  and minority interests                   4,612         7,792         6,492
Income tax expense (Note 6)                1,463         1,069         1,723
Minority interests                            (9)           53            56
(Losses) earnings of nonconsolidated
  associates                                (184)          (78)          128
                                            ----           ---           ---
Income from continuing operations         $2,956        $6,698        $4,953
Income from discontinued operations
  (Note 1)                                     -             -            10
                                           -----         -----         -----
  Net income                              $2,956        $6,698        $4,963
                                          ------        ------        ------
Premium on exchange of preference stocks
  (Note 16)                                    -            26             -
Dividends on preference stocks (Note 17)      63            72            81
                                              --            --            --
  Earnings on common stocks               $2,893        $6,600        $4,882
                                          ======        ======        ======

Basic  earnings  per share  attributable
  to common  stocks (Note 18)
$1-2/3 par value common stock
  Continuing operations                    $4.26         $8.70         $6.07
  Discontinued operations                      -             -         (0.01)
                                            ----          ----          ----
  Earnings per share attributable to
    $1-2/3 par value                       $4.26         $8.70         $6.06
                                           =====         =====         =====
Income from discontinued operations
  attributable to Class E                  $   -         $   -         $0.04
                                           =====         =====         =====
Earnings per share attributable to
  Class H (prior to its
  recapitalization on
  December 17, 1997) (Note 1)              $   -         $3.17         $2.88
                                           =====         =====         =====
Earnings per share attributable to
  Class H (subsequent
  to its recapitalization on
  December 17, 1997) (Note 1)              $0.68         $0.02         $   -
                                           =====         =====         =====

Diluted  earnings per share  attributable
  to common stocks (Note 18)
$1-2/3 par value common stock
  Continuing operations                    $4.18         $8.62         $6.03
                                           =====         =====         =====
  Discontinued operations                      -             -         (0.01)
                                           -----         -----         -----
    Earnings per share attributable
      to $1-2/3 par value                  $4.18         $8.62         $6.02
                                           =====         =====         =====
Income from discontinued operations
  attributable to Class E                  $   -         $   -         $0.04
                                           =====         =====         =====
Earnings per share attributable to
  Class H (prior to its
  recapitalization on
  December 17, 1997) (Note 1)              $   -         $3.17         $2.88
                                           =====         =====         =====
Earnings per share attributable to
  Class H (subsequent
  to its recapitalization on
  December 17, 1997) (Note 1)              $0.68         $0.02         $   -
                                           =====         =====         =====

Reference should be made to the notes to consolidated financial statements.





                         CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                           -----------------
AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS               1998         1997
--------------------------------------------               ----         ----
                                                         (Dollars in Millions)
                        ASSETS
Cash and cash equivalents                               $10,723       $10,685
Marketable securities                                       407         3,826
                                                            ---         -----
  Total cash and marketable securities (Notes 1 and 3)   11,130        14,511
Accounts and notes receivable (less allowances)           5,599         5,440
Inventories (less allowances) (Note 5)                   12,207        12,102
Equipment on operating leases (less accumulated
  depreciation) (Note 7)                                  4,954         4,677
Deferred income taxes and other current assets (Note 6)  10,473         6,278
Net receivable from Financing and Insurance Operations
  (Note 1)                                                    -           319
                                                         ------        ------
  Total current assets                                   44,363        43,327
Equity in net assets of nonconsolidated associates        1,317         1,407
Property - net (Note 8)                                  37,187        33,914
Intangible assets - net (Notes 1 and 9)                  10,222        10,752
Deferred income taxes (Note 6)                           17,780        20,721
Other assets                                             14,769        13,547
                                                         ------        ------
  Total Automotive, Electronics and Other
    Operations assets                                  $125,638      $123,668
                                                       ========      ========

               LIABILITIES AND GM INVESTMENT

Accounts payable (principally trade)                    $13,479       $12,461
Loans payable (Note 10)                                   1,526           656
Accrued expenses (Note 14)                               31,985        33,254
Net payable to Financing and Insurance Operations
  (Note 1)                                                  816             -
                                                         ------        ------
  Total current liabilities                              47,806        46,371
Long-term debt (Note 10)                                  7,217         5,695
Postretirement benefits other than pensions (Note 13)    38,076        38,388
Pensions (Note 13)                                        6,590         4,271
Other liabilities and deferred income taxes (Note 14)    20,267        19,294
                                                         ------        ------
  Total Automotive, Electronics and Other
    Operations liabilities                              119,956       114,019
Minority interests                                          615           695
GM investment in Automotive, Electronics and
  Other Operations                                        5,067         8,954
                                                          -----         -----
  Total Automotive, Electronics and Other Operations
   liabilities and GM investment                       $125,638      $123,668
                                                       ========      ========



                                                             December 31,
                                                          -------------------
FINANCING AND INSURANCE OPERATIONS                         1998         1997
----------------------------------                         ----         ----
                                                          (Dollars in Millions)
                        ASSETS
Cash and cash equivalents (Note 1)                         $146          $577
Investments in securities (Note 3)                        8,748         7,896
Finance receivables - net (Note 4)                       70,436        58,289
Investment in leases and other receivables (Note 7)      32,798        28,523
Other assets                                             18,807        12,799
Net receivable from Automotive, Electronics
  and Other Operations (Note 1)                             816             -
                                                        -------       -------
  Total Financing and Insurance Operations assets      $131,751      $108,084
                                                       ========      ========

               LIABILITIES AND GM INVESTMENT

Accounts payable                                         $6,492        $3,321
Debt (Note 10)                                          105,409        86,676
Deferred income taxes and other liabilities (Note 14)     9,661         8,962
Net payable to Automotive, Electronics and
  Other Operations (Note 1)                                   -           319
                                                        -------        ------
  Total Financing and Insurance Operations liabilities  121,562        99,278
Minority interests                                           52            32
GM investment in Financing and Insurance Operations      10,137         8,774
                                                         ------         -----
  Total Financing and Insurance Operations
    liabilities and GM investment                      $131,751      $108,084
                                                       ========      ========

The above supplemental consolidating information is explained in Note 1, "Nature of Operations".

Reference should be made to the notes to consolidated financial statements.




                                    II-29

                   CONSOLIDATED BALANCE SHEETS - Concluded

                                                              December 31,
                                                           -----------------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES                1998         1997
-------------------------------------------                ----         ----
                                                        (Dollars in  Millions)
                        ASSETS
Automotive, Electronics and Other Operations
Cash and cash equivalents                               $10,723       $10,685
Marketable securities                                       407         3,826
                                                            ---         -----
  Total cash and marketable securities (Notes 1 and 3)   11,130        14,511
Accounts and notes receivable (less allowances)           5,599         5,440
Inventories (less allowances) (Note 5)                   12,207        12,102
Equipment on operating leases (less accumulated
  depreciation) (Note 7)                                  4,954         4,677
Deferred income taxes and other current assets (Note 6)  10,473         6,278
Net receivable from Financing and Insurance
  Operations (Note 1)                                         -           319
                                                         ------        ------
  Total current assets                                   44,363        43,327
Equity in net assets of nonconsolidated associates        1,317         1,407
Property - net (Note 8)                                  37,187        33,914
Intangible assets - net (Notes 1 and 9)                  10,222        10,752
Deferred income taxes (Note 6)                           17,780        20,721
Other assets                                             14,769        13,547
                                                         ------        ------
  Total Automotive, Electronics and Other
    Operations assets                                   125,638       123,668
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                          146           577
Investments in securities (Note 3)                        8,748         7,896
Finance receivables - net (Note 4)                       70,436        58,289
Investment in leases and other receivables (Note 7)      32,798        28,523
Other assets                                             18,807        12,799
Net receivable from Automotive, Electronics and
  Other Operations (Note 1)                                 816             -
                                                        -------       -------
  Total Financing and Insurance Operations assets       131,751       108,084
                                                        -------       -------
Total assets                                           $257,389      $231,752
                                                       ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Electronics and Other Operations
Accounts payable (principally trade)                    $13,479       $12,461
Loans payable (Note 10)                                   1,526           656
Accrued expenses (Note 14)                               31,985        33,254
Net payable to Financing and Insurance Operations
   (Note 1)                                                 816             -
                                                         ------        ------
  Total current liabilities                              47,806        46,371
Long-term debt (Note 10)                                  7,217         5,695
Postretirement benefits other than pensions (Note 13)    38,076        38,388
Pensions (Note 13)                                        6,590         4,271
Other liabilities and deferred income taxes (Note 14)    20,267        19,294
                                                         ------        ------
  Total Automotive, Electronics and Other
    Operations liabilities                              119,956       114,019
Financing and Insurance Operations
Accounts payable                                          6,492         3,321
Debt (Note 10)                                          105,409        86,676
Deferred income taxes and other liabilities (Note 14)     9,661         8,962
Net payable to Automotive, Electronics and
  Other Operations (Note 1)                                   -           319
                                                        -------        ------
  Total Financing and Insurance Operations liabilities  121,562        99,278
Minority interests                                          667           727
General Motors - obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of General Motors (Note 16)
    Series D                                                 79            79
    Series G                                                141           143
Stockholders' equity (Notes 17 and 19)
Preference stocks                                             1             1
$1-2/3 par value common stock (issued, 655,008,344
  and 693,456,394 shares)                                 1,092         1,156
Class H common stock (issued, 106,159,776 and
  103,885,803 shares)                                        11            10
Capital surplus (principally additional paid-in capital) 12,661        15,369
Retained earnings                                         6,984         5,416
                                                         ------        ------
    Subtotal                                             20,749        21,952
Accumulated foreign currency translation adjustments     (1,157)         (888)
Net unrealized gains on securities                          481           504
Minimum pension liability adjustment                     (5,089)       (4,062)
                                                         ------        ------
    Accumulated other comprehensive loss                 (5,765)       (4,446)
                                                         ------        ------
      Total stockholders' equity                         14,984        17,506
                                                        -------       -------
Total liabilities and stockholders' equity             $257,389      $231,752
                                                       ========      ========

Reference should be made to the notes to consolidated financial statements.
                                    II-30


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For The Years Ended December 31,
                                 ------------------------------------------------------------------------
                                          1998                    1997                     1996
                                 ----------------------  ----------------------   ------------  ---------
                                 Automotive,  Financing  Automotive,  Financing   Automotive,   Financing
                                 Electronics     and     Electronics     and      Electronics      and
                                  and Other   Insurance   and Other   Insurance    and Other    Insurance
                                 ---------    ---------  ----------   ---------   ----------    ---------
                                                           (Dollars in Millions)
Cash flows from operating activities
Income from continuing operations   $1,534       $1,422     $5,381      $1,317       $3,712        $1,241
Adjustments to reconcile income
  from continuing operations to
  net cash provided by operating
  activities
   Depreciation and amortization
     expenses                        7,281        4,920     11,803       4,813        7,145         4,695
   Gain on Hughes Defense
     spin-off (Note 1)                   -            -     (4,269)          -            -             -
   Postretirement benefits other
     than pensions, net of payments
     and VEBA contributions           (182)          31     (1,451)         26        1,549            26
   Pension expense, net of
     contributions                     284            -        240           -          801             -
   Originations and purchases of
     mortgage loans                      -      (54,433)         -     (30,878)           -       (19,455)
   Proceeds on sales of mortgage loans   -       51,582          -      28,543            -        18,157
   Originations and purchases of
     mortgage securities                 -       (2,237)         -      (2,516)           -          (970)
   Proceeds on sales of
     mortgages securities                -          849          -       1,449            -           758
   Change in other investments and
     miscellaneous assets              392          908     (1,413)        600          374          (777)
   Change in other operating assets
     and liabilities (Note 1)          304        3,610      1,850         467         (306)         (237)
   Other                              (264)       1,066        684         264        1,256           850
                                     -----        -----     ------       -----       ------         -----
Net cash provided by operating
  activities                         9,349        7,718     12,825       4,085       14,531         4,288
                                     -----        -----     ------       -----       ------         -----

Cash flows from investing activities
Expenditures for property           (9,339)        (279)    (9,801)       (238)      (9,606)         (121)
Investments in other marketable
  securities - acquisitions        (13,705)     (21,152)   (13,167)    (17,730)     (14,340)      (13,091)
Investments in other marketable
  securities - liquidations         16,973       21,688     12,984      16,295       11,891        13,075
Mortgage servicing rights
  - acquisitions                         -       (1,862)         -        (479)           -          (409)
Mortgage servicing rights
  - liquidations                         -           80          -          23            -            99
Finance receivables - acquisitions       -     (155,613)         -    (163,614)           -      (155,477)
Finance receivables - liquidations       -      114,662          -     129,615            -       120,323
Proceeds from sales of finance
  receivables                            -       27,681          -      31,191            -        36,657
Operating leases - acquisitions     (6,397      (17,128)    (5,680     (15,393)      (4,089)      (14,405)
Operating leases - liquidations      5,609        9,777      3,711       8,476        3,819         6,405
Proceeds from borrowings of
  Hughes Defense prior to the
  Hughes Defense spin-off (Note 1)       -            -      4,006           -            -             -
Investments in companies,
  net of cash acquired              (1,172         (173)    (1,874)       (422)        (167)            -
Special inter-company payment
  from EDS (Note 1)                      -            -          -           -          500             -
Net investing activity with
  Financing and Insurance Operations   338            -        750           -        1,200             -
Other                                 (951)        (242)       473         211          850           433
                                     -----        -----     ------       -----       ------         -----
Net cash used in investing
  activities                        (8,644)     (22,561)    (8,598)    (12,065)      (9,942)       (6,511)
                                    ------      -------     ------     -------       ------        ------

Cash flows from financing activities
Net increase (decrease) in
  loans payable                        521        6,162       (557)      5,626         (974)        1,636
Increase in long-term debt           2,993       21,098        384      14,587        1,924        14,009
Decrease in long-term debt          (1,486)     (11,377)    (1,143)    (11,311)        (871)      (11,939)
Net financing activity with
  Automotive, Electronics
  and Other Operations                   -         (338)         -        (750)           -        (1,200)
Repurchases of common and
  preference stocks                 (3,089)           -     (4,365)          -         (251)            -
Proceeds from issuing common stocks    343            -        614           -          480             -
Cash dividends paid to stockholders (1,388)           -     (1,620)          -       (1,530)            -
                                     -----       ------      -----       -----        -----         -----
Net cash (used in) provided by
  financing activities              (2,106)      15,545     (6,687)      8,152       (1,222)        2,506
                                    ------       ------     ------       -----       ------         -----

Effect of exchange rate changes
  on cash and cash equivalents         304            2       (513)          -         (185)            -
Net transactions with Automotive/
  Financing Operations               1,135       (1,135)       338        (338)         989          (989)
                                     -----       ------        ---        ----          ---          ----
Net cash provided by (used in)
  continuing operations                 38         (431)    (2,635)       (166)       4,171          (706)
Net cash provided by discontinued
  operations                             -            -          -           -          103             -
                                     -----         ----     ------        ----        -----          ----
Net increase (decrease) in cash
 and cash equivalents                   38         (431)    (2,635)       (166)       4,274          (706)
Cash and cash equivalents at
 beginning of the year              10,685          577     13,320         743        9,046         1,449
                                    ------          ---     ------         ---        -----         -----
Cash and cash equivalents at
 end of the year                   $10,723         $146    $10,685        $577      $13,320          $743
                                   =======         ====    =======        ====      =======          ====

The above supplemental consolidating information is explained in Note 1, "Nature of Operations".

Reference should be made to the notes to consolidated financial statements.

                                       II-31


              CONSOLIDATED STATEMENTS OF CASH FLOWS - Concluded

                                           For The Years Ended December 31,
                                        -------------------------------------
                                        1998          1997             1996
                                        ----          ----             ----
                                               (Dollars in Millions)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Cash flows from operating activities
Income from continuing operations     $2,956         $6,698          $4,953
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities
   Depreciation and amortization
     expenses                         12,201         16,616          11,840
   Gain on Hughes Defense spin-off
     (Note 1)                              -         (4,269)              -
   Postretirement benefits other
     than pensions, net of payments
     and VEBA contributions             (151)        (1,425)          1,575
   Pension expense, net of
     contributions                       284            240             801
   Originations and purchases of
     mortgage loans                  (54,433)       (30,878)        (19,455)
   Proceeds on sales of mortgage
     loans                            51,582         28,543          18,157
   Originations and purchases of
     mortgage securities              (2,237)        (2,516)           (970)
   Proceeds on sales of mortgage
     securities                          849          1,449             758
   Change in other investments
     and miscellaneous assets          1,300           (813)           (403)
   Change in other operating assets
     and liabilities (Note 1)          3,914          2,317            (543)
   Other                                 802            948           2,106
                                      ------         ------          ------
Net cash provided by operating
  activities                          17,067         16,910          18,819
                                      ------         ------          ------

Cash flows from investing activities
Expenditures for property             (9,618)       (10,039)         (9,727)
Investments in other marketable
  securities - acquisitions          (34,857)       (30,897)        (27,431)
Investments in other marketable
  securities - liquidations           38,661         29,279          24,966
Mortgage servicing rights -
  acquisitions                        (1,862)          (479)           (409)
Mortgage servicing rights -
  liquidations                            80             23              99
Finance receivables - acquisitions  (155,613)      (163,614)       (155,477)
Finance receivables - liquidations   114,662        129,615         120,323
Proceeds from sales of finance
  receivables                         27,681         31,191          36,657
Operating leases - acquisitions      (23,525)       (21,073)        (18,494)
Operating leases - liquidations       15,386         12,187          10,224
Proceeds from borrowings of Hughes
  Defense prior to the Hughes
  Defense spin-off (Note 1)                -          4,006               -
Investments in companies, net of
  cash acquired                       (1,345)        (2,296)           (167)
Special inter-company payment
  from EDS (Note 1)                        -              -             500
Other                                 (1,193)           684           1,283
                                      ------            ---           -----
Net cash used in investing
  activities                         (31,543)       (21,413)        (17,653)
                                     -------        -------         -------

Cash flows from financing activities
Net increase in loans payable          6,683          5,069             662
Increase in long-term debt            24,091         14,971          15,933
Decrease in long-term debt           (12,863)       (12,454)        (12,810)
Repurchases of common and
  preference stocks                   (3,089)        (4,365)           (251)
Proceeds from issuing common stocks      343            614             480
Cash dividends paid to stockholders   (1,388)        (1,620)         (1,530)
                                      ------         ------          ------
Net cash provided by financing
  activities                          13,777          2,215           2,484
                                      ------          -----           -----

Effect of exchange rate changes
  on cash and cash equivalents           306           (513)           (185)
                                      ------         ------          ------
Net cash (used in) provided by
  continuing operations                 (393)        (2,801)          3,465
Net cash provided by discontinued
  operations                               -              -             103
                                      ------         ------          ------
Net (decrease) increase in cash
  and cash equivalents                  (393)        (2,801)          3,568
Cash and cash equivalents at
  beginning of the year               11,262         14,063          10,495
                                      ------         ------          ------
Cash and cash equivalents at
  end of the year                    $10,869        $11,262         $14,063
                                     =======        =======         =======


Reference should be made to the notes to consolidated financial statements.



                                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                              Accumulated
                                          Total            Compre-               Other        Total
                                         Capital  Capital  hensive   Retained Comprehensive Stockholders'
                                          Stock   Surplus  Income    Earnings Income (Loss)   Equity
                                          -----   -------  ------    -------- ------------    ------

Balance at January 1, 1996                $1,310  $18,871              $7,185   $(4,020)    $23,346
Shares reacquired                             (8)    (243)                  -         -        (251)
Shares issued                                 14      519                   -         -         533
Series C conversion                            5       (7)                  -         -          (2)
EDS split-off                                (49)      49              (4,481)        -      (4,481)
Comprehensive income:
  Net income                                   -        -   $4,963      4,963         -       4,963
                                                             -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments -        -     (336)         -         -           -
      Unrealized losses on securities          -        -      (70)         -         -           -
      Minimum pension liability adjustment     -        -    1,246          -         -           -
                                                             -----
         Other comprehensive income            -        -      840          -       840         840
                                                             -----
            Comprehensive income               -        -   $5,803          -         -           -
                                                             =====
Cash dividends                                 -        -              (1,530)        -      (1,530)
                                           -----   ------               -----     -----       -----
Balance at December 31, 1996               1,272   19,189               6,137    (3,180)     23,418
Shares reacquired                           (122)  (4,243)                  -         -      (4,365)
Shares issued                                 17      619                   -         -         636
Preference stock exchange                      -     (196)                (26)        -        (222)
Hughes Defense spin-off                        -        -              (5,773)        -      (5,773)
Comprehensive income:
  Net income                                   -        -   $6,698      6,698         -       6,698
                                                             -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments -        -     (775)         -         -           -
      Unrealized gains on securities           -        -       81          -         -           -
      Minimum pension liability adjustment     -        -     (572)         -         -           -
                                                             -----
         Other comprehensive loss              -        -   (1,266)         -    (1,266)     (1,266)
                                                             -----
           Comprehensive income                -        -   $5,432          -         -           -
                                                             =====
Cash dividends                                 -        -              (1,620)        -      (1,620)
                                           -----   ------               -----     -----      ------
Balance at December 31, 1997               1,167   15,369               5,416    (4,446)     17,506
Shares reacquired                            (75)  (3,105)                  -         -      (3,180)
Shares issued                                 12      397                   -         -         409
Comprehensive income:
  Net income                                   -        -   $2,956      2,956                 2,956
                                                             -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments -        -     (269)         -         -           -
      Unrealized losses on securities          -        -      (23)         -         -           -
      Minimum pension liability adjustment     -        -   (1,027)         -         -           -
                                                             -----
         Other comprehensive loss              -        -   (1,319)         -    (1,319)     (1,319)
                                                             -----
           Comprehensive income                -        -   $1,637          -         -           -
                                                             =====
Cash dividends                                 -        -              (1,388)        -      (1,388)
                                           -----   ------               -----     -----      ------
Balance at December 31, 1998              $1,104  $12,661              $6,984   $(5,765)    $14,984
                                          ======  =======              ======   =======     =======

Reference should be made to the notes to consolidated financial statements.
                                                             II-33

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
     The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries, prior to the December 17, 1997 restructuring of the company (hereinafter referred to as "former Hughes") and subsequent to the December 17, 1997 restructuring of the company (hereinafter referred to as "Hughes") (see "Hughes Transactions" below) (collectively referred to as "General Motors or GM"). General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting. GM encourages reference to the Delphi Automotive Systems Corporation (Delphi) and the GMAC Annual Reports on Form 10-K for the period ended December 31, 1998, both to be filed with the Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to the GM Annual Report on Form 10-K for the period ended December 31, 1998.
   Certain amounts for 1997 and 1996 have been reclassified to conform with the 1998 classifications.

Nature of Operations
   GM presents separate supplemental consolidating financial information for the following businesses: (1) Automotive, Electronics and Other Operations which consists of the design, manufacturing and marketing of cars, trucks, locomotives and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance.
   Transactions between businesses have been eliminated in the Corporation's consolidated statements of income. Automotive, Electronics and Other Operations' net expense (income) from transactions with Financing and Insurance Operations was as follows (in millions):

                                       Years Ended December 31,
                                       ------------------------
                                       1998     1997      1996
                                       ----     ----      ----
      Interest                        $140      $89        $71
      Service fees                      58       34         27
      Insurance - net                  (24)    (127)      (138)
      Other                            (92)     (97)       (85)
                                       ---      ---        ---
        Net expense (income)           $82    $(101)     $(125)
                                       ===    =====      =====

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

Revenue Recognition
   Sales are generally recorded when products are shipped or when services are rendered to independent dealers or other third parties. Provisions for normal dealer sales incentives, returns and allowances, and GM Card rebates are made at the time of vehicle sales. Costs related to special sales incentive programs are recognized as reductions to sales when determinable.
   Financing revenue is recorded over the terms of the receivables using the interest method. Certain loan origination costs are deferred and amortized to financing revenue over the lives of the related loans using the interest method.
   Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term. Certain operating lease origination costs are deferred and amortized to financing revenue over the lives of the related operating leases using the straight-line method.
   Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission, premium taxes, and other costs incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses and loss expenses includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.



                                      II-34
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Product-Related Expenses
   Advertising  and  sales  promotion,   research  and  development,  and  other
product-related costs are charged to expense as incurred. Provisions for estimated expenses related to product warranty are made at the time the products are sold. Advertising expense was $3.7 billion in 1998, $4.1 billion in 1997, and $3.4 billion in 1996. Research and development expense was $7.9 billion in 1998, $8.2 billion in 1997, and $8.9 billion in 1996.

Depreciation and Amortization
   Depreciation is provided based on the estimated useful lives of property groups generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.
   Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account. Depreciation on capitalized leases with terms of five years or less is provided using the straight-line method; leases with terms in excess of five years are depreciated using the foregoing accelerated methods.
   Depreciation of vehicles and other equipment on operating leases or in GM's use is provided generally on a straight-line basis. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.
   Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Amortization is applied directly to the asset account. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.

   Depreciation and amortization expense was as follows (in millions):
                                                   Years Ended December 31,
                                                   ------------------------
Automotive,Electronics and Other Operations      1998       1997        1996
-------------------------------------------      ----       ----        ----
   Depreciation (Note 2)                       $4,501     $5,901      $4,139
   Amortization of special tools (Note 2)       2,661      5,674       2,856
   Amortization of intangible assets (Note 9)     119        228         150
                                                  ---        ---         ---
      Total                                    $7,281    $11,803      $7,145
                                               ======    =======      ======

Financing and Insurance Operations
----------------------------------
   Depreciation and amortization expense       $4,920     $4,813      $4,695
                                               ======     ======      ======

Foreign Currency Translation
   Foreign currency exchange transaction and translation losses on an after-tax basis included in consolidated net income in 1998, 1997, and 1996, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, amounted to $323 million, $429 million, and $380 million, respectively.

Discontinued Operations
   On June 7, 1996, GM split-off Electronic Data Systems Corporation (EDS) to GM Class E stockholders on a tax-free basis for U.S. federal income tax purposes. Under the terms of the split-off, each share of GM former Class E common stock was exchanged for one share of EDS common stock. In addition, GM and EDS entered into a new 10-year agreement, under which EDS will continue to be GM's principal provider of information technology services and EDS made a special inter-company payment of $500 million to GM.
   The financial data related to EDS prior to the June 7, 1996 split-off from GM are classified as discontinued operations. The financial results of EDS, including assets and liabilities, subsequent to the split-off are not included in GM's consolidated financial statements.
   EDS systems and other contracts revenues from outside customers included in income from discontinued operations totaled $4.3 billion for the year ended December 31, 1996. Income from discontinued operations of $10 million for the year ended December 31, 1996, is reported net of income tax expense of $14 million.
   Income from discontinued operations for 1996 also includes split-off expenses attributable to $1-2/3 par value common stock of $15 million after-tax or $0.02 per share of $1-2/3 par value common stock.

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.


                                      II-35
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Statement of Cash Flows Supplementary Information

                                                   Years Ended December 31,
                                                   ------------------------
Automotive, Electronics and Other Operations    1998        1997       1996
--------------------------------------------    ----        ----       ----
                                                   (Dollars in Millions)
Changes in other operating assets and
  liabilities were as follows:
  Accounts receivable                            $166    $(1,160)      $206
  Prepaid expenses and other deferred charges     158      1,101       (178)
  Inventories                                    (276)      (716)      (757)
  Accounts payable                                982      1,153        830
  Deferred taxes and income taxes payable      (1,555)    (2,651)      (354)
  Accrued expenses and other liabilities          829      4,123        (53)
                                                  ---      -----        ---
     Total                                       $304     $1,850      $(306)
                                                 ====     ======      =====

Cash paid for interest and income
  taxes was as follows:
  Interest                                       $721       $748       $899
  Income taxes                                 $1,873     $1,085     $1,334

                                                   Years Ended December 31,
                                                   ------------------------
Financing and Insurance Operations              1998        1997       1996
----------------------------------              ----        ----       ----
                                                   (Dollars in Millions)
Changes in other operating assets and
  liabilities were as follows:
  Other receivables                              $206      $(714)     $(384)
  Other assets                                    (36)       (55)        44
  Accounts payable                              2,976        624        700
  Deferred taxes and other liabilities            464        612       (597)
                                                  ---        ---       ----
     Total                                     $3,610       $467      $(237)
                                               ======       ====      =====

Cash paid for interest and income taxes
  was as follows:
  Interest                                     $5,695     $5,202     $4,893
  Income taxes                                   $138       $338     $1,004

Allowance for Credit Losses
   An allowance for credit losses is generally established during the period in which receivables are acquired and is maintained at a level deemed appropriate by management based on historical and other factors that affect collectibility. Losses arising from the sale of repossessed collateral are charged to the allowance for credit losses. Where repossession has not taken place, receivables are charged off as soon as it is determined that the collateral cannot be repossessed, generally not more than 150 days after default.

Repossessed Property and Impaired Loans
   Losses arising from the repossession of collateral supporting doubtful accounts and property supporting defaulted operating leases are recognized upon repossession. Repossessed assets are recorded at the lower of historical cost or estimated realizable value and are reclassified from finance receivables or operating leases to nonearning assets with the related adjustments to the valuation allowance included in other operating expenses.
   Non-retail finance receivables are reduced to the lower of book value or the estimated fair value of collateral when determined to be impaired or uncollectible.

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

                                      II-36
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Derivative Instruments
   GM is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
   GM established the Risk Management Committee to develop and monitor the Corporation's financial risk strategies, policies, and procedures. The Committee reviews and approves all new risk management strategies, establishes approval authority guidelines for approved programs, monitors compliance and performance of existing risk management programs.
GM does not enter into derivative transactions for trading purposes.
   As part of the hedging program approval process, GM's management is required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk, and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, vehicle production forecasts, capital planning forecasts, and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Generally, GM does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. In the infrequent instances in which a derivative transaction is entered into that does not have a high correlation with the underlying exposure, the derivative is marked to market and included in net income on a current basis. The hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by management on an ongoing basis.
   Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market and included in net income on a current basis.
   Interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are not marked to market and included in net income, but are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Open interest rate contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions, interest rate caps and collars, and swaps with embedded swaptions) and other swaps that do not qualify for hedge accounting are marked to market and included in net income on a current basis.
   GM also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market and included in net income on a current basis.

Postemployment Benefits and Employee Termination Benefits
   GM's postemployment benefits primarily relate to GM's extended disability benefit program in the United States and employee job security and supplemental unemployment compensation benefits (mainly pursuant to union or other contractual agreements). Extended disability benefits are accrued on a service-driven basis and employee job security and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the discounted future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment.
   Voluntary termination benefits are accrued when the employees accept the offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

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

                                      II-37
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (concluded)

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

New Accounting Standards
   In the first quarter of 1998, the AICPA's Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that entities capitalize certain internal-use software cost once specific criteria are met. Currently, GM generally expenses the costs of developing or obtaining internal-use software as incurred. GM will adopt SOP 98-1 on January 1, 1999, as required. GM expects that under the new SOP, approximately $300 million to $350 million in spending will be capitalized in 1999 that would have otherwise been expensed.
   In the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. GM plans to adopt SFAS No. 133 by January 1, 2000, as required. GM is currently assessing the impact of this Statement on GM's consolidated financial statements.

Labor Force
   GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, a significant number of which will expire in 1999.

Hughes Transactions
   On December 17, 1997, GM and former Hughes completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, which was then followed immediately by the merger of Hughes Defense with Raytheon Company (Raytheon). Concurrently, Delco Electronics Corporation (Delco), the automotive electronics subsidiary of former Hughes, was transferred from former Hughes to GM's Delphi Automotive Systems unit. Finally, Class H common stock was recapitalized into a GM tracking stock, Class H common stock, that is linked to the telecommunications and space businesses of Hughes.
   The spin-off of Hughes Defense and merger with Raytheon had a total value to GM and its stockholders of approximately $9.8 billion that consisted of approximately $4.0 billion cash retained by Hughes from debt proceeds incurred by Hughes Defense prior to its spin-off and $5.8 billion of Hughes Defense Class A common stock distributed to holders of $1-2/3 par value and Class H common stock. Substantially all of the proceeds from the debt obligation of Hughes Defense were made available to Hughes. The distribution of Hughes Defense to the $1-2/3 par value and Class H common stockholders was recorded by GM at fair value and resulted in the recognition of a $4.3 billion gain that was included in other income. In addition, GM's total stockholders' equity was reduced by approximately $1.5 billion as a result of the Hughes Transactions.
   GM distributed a total of 102,630,503 shares of Class A common stock of Hughes Defense, 44,308,316 shares or 43.2% to $1-2/3 par value stockholders and 58,322,187 shares or 56.8% to Class H stockholders, which represented approximately 30% of the total equity of the newly combined Hughes Defense/Raytheon Company. The distribution to Class H common stockholders, which had a total value of approximately $3.3 billion, accounted for their tracking stock interest in Hughes Defense valued at approximately $1.5 billion, plus an additional amount to compensate them for the elimination of their tracking stock interest in Delco and other factors valued at approximately $1.8 billion.

                                      II-38
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  Competitiveness Studies

   GM periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such review. These evaluations and reviews are generally done in conjunction with the annual business planning cycle.
   Based on the results of these reviews, GM recorded pre-tax charges against income totaling $534 million ($420 million after-tax, or $0.64 per share of $1-2/3 par value common stock) in 1998 and $6.4 billion ($4.0 billion after-tax, or $5.59 per share of $1-2/3 par value common stock) in 1997. Following are the pre-tax components of the charges:
                                                    1998            1997
                                                    ----            ----
   Underperforming assets, including both
     vehicle and component-manufacturing assets   $298 million   $3.7 billion
   Capacity reductions and employee separation
     programs                                     $236 million   $1.4 billion
   Assets held for disposal                          -           $0.5 billion
   Other                                             -           $0.8 billion
In 1998, the pre-tax charges were comprised of $105 million ($80 million after-tax) for GMNA, $310 million ($192 million after-tax) for Delphi, $82 million ($51 million after-tax) for GMLAAM, and $37 million ($97 million after-tax) for GMAP. Overall, these charges had the effect of increasing 1998 cost of sales, depreciation and amortization and other expenses by $246 million, $223 million and $65 million, respectively. In 1997, the pre-tax charges were comprised of $3.8 billion ($2.4 billion after-tax) for GMNA, $1.4 billion ($870 million after-tax) for Delphi, $848 million ($488 million after-tax) for GME, $174 million ($170 million after-tax) for GMAP and $205 million ($128 million after-tax) for GM Automotive, Electronics and Other Operations' Other segment. These charges reduced 1997 net sales and revenues by $548 million and increased cost of sales, depreciation and amortization and other expenses by $1.7 billion, $4.1 billion and $72 million, respectively. Amounts related to capacity reduction and other expenses that were recorded in 1997 that still remain as of December 31, 1998 total $1.1 billion. Going forward, GM's future cash requirements relating to the 1998 and 1997 charges are expected to total approximately $1.4 billion over the next five years, with over 70% evenly expended over the first three years.
   In 1998, the amount included for underperforming assets represents charges recorded pursuant to GM's policy for the valuation of long-lived assets. GM re-evaluated the carrying values of its long-lived assets during its annual business planning cycle. This re-evaluation was performed using product specific cash flow information. As a result, the carrying values of certain tooling and other property, plant and equipment was determined to be impaired as the separately identifiable, anticipated, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting pre-tax impairment charges represented the amount by which the carrying values of such assets exceeded their respective fair market values. The amount included for employee separation programs represents voluntary early retirement and other separation programs affecting approximately 5,700, 3,300 and 1,150, for Delphi, GMLAAM and employees involved in the restructuring of the U.S. sales and service field organizations, respectively.
   In 1997, the amount included for underperforming assets, principally tooling, property, plant and equipment and investments in joint ventures, represents charges recorded pursuant to GM's policy for the valuation of long-lived assets. The amount included for capacity reductions represents post-employment benefits payable to employees, pursuant to contractual agreements and costs associated with the disposal of assets at facilities subject to capacity reductions. This affects approximately 10,000 employees at GMNA's Buick City Assembly and V-6 Powertrain plants in Flint, Michigan; Detroit Truck Assembly in Detroit, Michigan; Delphi's leaf-spring plant in Livonia, Michigan; and certain GME facilities. Pursuant to some of these actions, additional charges of $74 million ($44 million after-tax) related to work schedule modifications at Opel Belgium were recorded during the second quarter of 1998. Assets held for disposal primarily related to Delphi's seating, lighting, and coil spring operations, which were announced for sale during 1997 and subsequently sold in 1998. Additional charges recorded in 1998 in other income related to these sales amounted to $430 million ($271 million after-tax). Delphi's results of operations included total operating losses related to these businesses of $107 million, $488 million and $224 million for the years ended December 31, 1998, 1997 and 1996, respectively. The amount included as other primarily represents losses on contracts associated with pricing pressures on used vehicles and the related effect on GM's retail-lease commitments. These pricing pressures are primarily a result of increased industry sales incentives on new vehicles.
   In connection with the 1997 evaluation of long-lived assets, GM reviewed its remaining previously recorded reserve for plant closings and reclassified the reserve to the consolidated balance sheet accounts that reflected the nature of the specific reserve components. At December 31, 1998 and 1997, the remaining balance of this previously recorded reserve represents primarily accrued expenses for post-employment benefits affecting approximately 3,100 employees (mainly pursuant to union or other contractual arrangements) of approximately $900 million and $1.0 billion, respectively. In 1996, favorable


                                      II-39
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  Competitiveness Studies (concluded)
adjustments to the previously recorded plant closings reserve totaled $789 million. Of this amount, $409 million reflected GM's ability to utilize its Wilmington, Delaware facility for the assembly of a new generation Saturn vehicle, and $380 million was primarily due to revised estimates of postemployment benefit costs to be incurred in connection with plant closings.
   Separately, GM recorded pre-tax plant closings charges of $80 million in 1997 and $62 million in 1996.

NOTE 3.  Marketable and Other Securities
   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities of GMAC, which are classified as trading securities. The aggregate excess of fair value over cost, net of related income taxes, for available-for-sale securities is included as a separate component of stockholders' equity. The excess of fair value over cost for trading securities is included in income on a current basis. GM determines cost on the specific identification basis.

Automotive, Electronics and Other Operations
--------------------------------------------
Investments in marketable securities were
  as follows (in millions):
                                                   December 31, 1998
                                                   -----------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains      Losses
                                        ----      -----    -----      ------
Type of Security
Bonds, notes, and other securities
  United States government
    and governmental
    agencies and authorities            $291      $291      $ -        $ -
  States, municipalities, and
    political subdivisions                11        11        -          -
  Corporate debt securities and other     98       105        7          -
                                          --       ---        -         --
Total marketable securities             $400      $407       $7        $ -
                                        ====      ====       ==         ==

                                                   December 31, 1997
                                                   -----------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains      Losses
                                        ----      -----    -----      ------
Type of Security
Bonds, notes, and other securities
  United States government
    and governmental
    agencies and authorities            $621      $623       $2        $ -
  Corporate debt securities and other  3,188     3,203       15          -
                                       -----     -----       --         --
Total marketable securities           $3,809    $3,826      $17        $ -
                                      ======    ======      ===         ==

   Debt securities totaling $136 million mature within one year and $271 million mature after one through five years. Proceeds from sales of marketable securities totaled $4.4 billion in 1998, $10.9 billion in 1997 and $3.4 billion in 1996. The gross gains related to sales of marketable securities were $17 million, $121 million and $106 million in 1998, 1997 and 1996, respectively. The gross losses related to sales of marketable securities were $11 million, $51 million and $4 million in 1998, 1997 and 1996, respectively. Other securities classified as cash equivalents, which consisted primarily of commercial paper, repurchase agreements and certificates of deposit, were $9.2 billion and $10.0 billion at December 31, 1998 and 1997, respectively.

Financing and Insurance Operations
----------------------------------
Investments in securities were
  as follows (in millions):
                                                   December 31, 1998
                                                   -----------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains      Losses
                                        ----      -----    -----      ------
Type of Security
Bonds, notes, and other securities
  United States government
    and governmental
    agencies and authorities            $445      $456      $12         $1
  States, municipalities, and
    political subdivisions             1,495     1,600      117         12
  Mortgage-backed securities             415       383        6         38
  Corporate debt securities and other  1,895     1,926       66         35
                                       -----     -----       --         --
Total debt securities
  available-for-sale                   4,250     4,365      201         86
  Mortgage-backed securities held for
    trading purposes                   3,173     3,173        -          -
                                       -----     -----      ---        ---
Total debt securities                  7,423     7,538      201         86
Equity securities                        779     1,210      534        103
                                         ---     -----      ---        ---
  Total investment in securities      $8,202    $8,748     $735       $189
                                      ======    ======     ====       ====
                                      II-40
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3.  Marketable and Other Securities (concluded)
                                                   December 31, 1997
                                                   -----------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains      Losses
                                        ----      -----    -----      ------
Type of Security
Bonds, notes, and other securities
  United States government
    and governmental
    agencies and authorities            $687      $694       $7         $-
  States, municipalities, and
    political subdivisions             1,576     1,686      121         11
  Mortgage-backed securities             110       113        3          -
  Corporate debt securities and other  2,401     2,441       50         10
                                       -----     -----       --         --
Total debt securities
  available-for-sale                   4,774     4,934      181         21
  Mortgage-backed securities held for
    trading purposes                   2,063     2,063        -          -
                                       -----     -----      ---         --
Total debt securities                  6,837     6,997      181         21
Equity securities                        523       899      416         40
                                         ---       ---      ---         --
  Total investment in securities      $7,360    $7,896     $597        $61
                                      ======    ======     ====        ===

   Debt securities totaling $317 million mature within one year, $1.3 billion mature after one through five years, $1.5 billion mature after five years through 10 years and $4.5 billion mature after 10 years. Proceeds from sales of marketable securities totaled $3.6 billion in 1998, $2.7 billion in 1997 and $2.3 billion in 1996. The gross gains related to sales of marketable securities were $218 million, $176 million and $130 million in 1998, 1997 and 1996, respectively. The gross losses related to sales of marketable securities were $49 million, $45 million and $29 million in 1998, 1997 and 1996, respectively. Other securities classified as cash equivalents, which consisted primarily of commercial paper, repurchase agreements and certificates of deposit, were $155 million and $293 million at December 31, 1998 and 1997, respectively.

NOTE 4.  Finance Receivables - Net

   Finance receivables - net included the following (in millions):
                                                           December 31,
                                                           ------------
                                                        1998          1997
                                                        ----          ----
U.S.
   Retail                                            $33,321        $26,570
   Wholesale                                          17,722         15,213
   Leasing and lease financing                           632            716
   Term loans to dealers and others                    4,924          3,118
                                                       -----          -----
     Total U.S.                                       56,599         45,617
                                                      ------         ------
Canada, Mexico and International
   Retail                                              9,337          8,059
   Wholesale                                           6,668          6,475
   Leasing and lease financing                         2,023          2,069
   Term loans to dealers and others                      857            488
                                                         ---            ---
     Total Canada, Mexico and International           18,885         17,091
                                                      ------         ------
        Total finance receivables                     75,484         62,708
     Less- Unearned income                            (4,027)        (3,516)
     Allowance for financing losses                   (1,021)          (903)
                                                      ------           ----
     Total finance receivables - net                 $70,436        $58,289
                                                     =======        =======

   The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1998 is as follows: 1999-$42.1 billion; 2000-$13.7 billion; 2001-$10.7 billion; 2002-$5.6 billion; 2003-$2.5 billion;
and 2004 and thereafter-$900 million.
   GMAC  participates  in various sales of receivables  programs and sold retail finance receivables through special purpose subsidiaries with principal aggregating $1.6 billion in 1998 and $5.4 billion in 1997. These subsidiaries generally retain a subordinated investment of no greater than 7.0% of the total receivables pool and market the remaining portion. These subordinated investments absorb losses related to sold receivables to the extent that such losses are greater than the excess cash flows from those receivables and cash reserves related to the sale transaction. Subordinated interests in trusts are recorded in investments in securities. Pre-tax gains relating to such sales (excluding limited recourse loss provisions which generally have been provided at the time the contracts were originally acquired) amounted to $31.0

                                      II-41
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4.  Finance Receivables - Net (concluded)

million in 1998 and $84.8 million in 1997. GMAC continues to service these receivables for a fee that is considered to be adequate compensation and earns other related ongoing income. GMAC's sold retail finance receivables servicing portfolio amounted to $4.0 billion and $6.0 billion at December 31, 1998 and 1997, respectively.

   GMAC also sold wholesale receivables that it continues to service for a fee that is considered to be adequate compensation. The sold wholesale receivables servicing portfolio totaled $3.3 billion and $6.3 billion at December 31, 1998 and 1997, respectively. Additionally, GMAC is committed to sell eligible wholesale receivables, on a revolving basis, arising in certain dealer accounts.

NOTE 5.  Inventories

   Automotive, Electronics and Other Operations' inventories included the following (in millions):

                                                             December 31,
                                                             ------------
                                                           1998        1997
                                                           ----        ----

Productive material, work in process, and supplies       $7,287       $7,023
Finished product, service parts, etc.                     7,215        7,347
                                                          -----        -----
  Total inventories at FIFO                              14,502       14,370
   Less LIFO allowance                                    2,295        2,268
                                                          -----        -----
     Total inventories (less allowances)                $12,207      $12,102
                                                        =======      =======

   Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn), Delco and Hughes is determined by the last-in, first-out (LIFO) method. The cost of non-U.S., Saturn, Delco and Hughes inventories is determined generally by either the first-in, first-out (FIFO) or average cost methods.

NOTE 6.  Income Taxes

   Income from continuing operations before income taxes and minority interests included the following (in millions):
                                                  Years Ended December 31,
                                                  ------------------------
                                                1998         1997       1996
                                                ----         ----       ----

U.S. income                                    $1,228      $3,413      $1,703
Foreign income                                  3,384       4,379       4,789
                                                -----       -----       -----
  Total                                        $4,612      $7,792      $6,492
                                               ======      ======      ======

The provision for income taxes was estimated as follows (in millions):

Income taxes estimated to be payable
   (refundable) currently
   U.S. federal                                   $36      $1,307       $(357)
   Foreign                                      2,086       1,793       1,607
   U.S. state and local                           276         198         197
                                                  ---         ---         ---
     Total payable currently                    2,398       3,298       1,447
                                                -----       -----       -----
Deferred income tax (credit) expense - net
   U.S. federal                                   145      (1,467)        477
   Foreign                                       (844)       (396)       (147)
   U.S. state and local                          (207)       (332)        (15)
                                                 ----        ----         ---
     Total deferred                              (906)     (2,195)        315
                                                 ----      ------         ---
Investment tax credits                            (29)        (34)        (39)
                                                  ---         ---         ---
      Total income taxes                       $1,463      $1,069      $1,723
                                               ======      ======      ======

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed essentially permanently reinvested, of approximately $9.7 billion at December 31, 1998 and $8.7 billion at December 31, 1997. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.

                                      II-42
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6.  Income Taxes (concluded)

   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (in millions):

                                                   Years Ended December 31,
                                                   ------------------------
                                                 1998       1997        1996
                                                 ----       ----        ----

Tax at U.S. federal statutory income tax rate  $1,614      $2,727      $2,272
Hughes Defense spin-off                             -      (1,494)          -
Foreign rates other than 35%                       60        (123)       (285)
Taxes on unremitted earnings of subsidiaries       98          44          49
Tax effect of the 1995 contribution of
  Class E common stock to
  the U.S. hourly pension plan                      -           -        (245)
Research and experimentation credits             (237)       (311)       (165)
Subsidiary settlement of affirmative
  claim with IRS                                  (92)          -           -
Other adjustments                                  20         226          97
                                                   --         ---          --
    Total income tax                           $1,463      $1,069      $1,723
                                               ======      ======      ======

   Deferred income tax assets and liabilities for 1998 and 1997 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $20.8 billion and $20.3 billion at December 31, 1998 and 1997, respectively.

   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (in millions):
                                                     December 31,
                                                     ------------
                                               1998                1997
                                               ----                ----
                                            Deferred Tax        Deferred Tax
                                            ------------        ------------
                                        Assets  Liabilities  Assets  Liabilities
                                        ------  -----------  ------  -----------

Postretirement benefits other
  than pensions                       $16,135        $ -   $15,683        $ -
Minimum pension liability adjustment    3,054          -     2,423          -
Employee benefit plans                  2,171      5,816     2,226      6,047
Policy and warranty reserves            2,534          -     2,445          -
Sales and product reserves              2,176          -     1,977          8
Profits on long-term contracts            146        156       156        143
Alternative minimum tax credit
  carryforwards                           690          -       673          -
Depreciation and amortization expense     602      3,263       900      3,130
Capitalized research and
  experimentation                          82          -       285          -
U.S. state net operating loss
   carryforwards                          559          -       559          -
Financing losses                          407          -       361          -
Tax credit carryforwards                  879          -       467          -
Lease transactions                          -      3,624         -      3,075
Tax on unremitted profits                   -        372         -        339
Other U.S.                              5,835      2,918     6,700      3,016
Miscellaneous foreign                   2,861        978     1,850        692
                                        -----        ---     -----        ---
  Subtotal                             38,131     17,127    36,705     16,450
Valuation allowances                     (672)         -      (700)         -
                                       ------     ------    ------     ------
     Total deferred taxes             $37,459    $17,127   $36,005    $16,450
                                      =======    =======   =======    =======

   Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
     The alternative minimum tax credit can be carried forward indefinitely. The U.S. state net operating loss carryforwards will expire in the years 1999 - 2013 and 2018 if not utilized; however, a substantial portion will not expire until after the year 2004. The tax credit carryforwards will expire in the years 2000
-  2013  and  2018  if  not  utilized.  II-43  GENERAL  MOTORS  CORPORATION  AND
SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7.  Equipment on Operating Leases

   The Corporation has significant investments in the residual values of its leasing portfolios. The residual values represent the estimate of the values of the assets at the end of the lease contracts and are initially recorded based on appraisals and estimates. Realization of the residual values is dependent on the Corporation's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that recorded amounts are appropriate. Included in equipment on operating leases and other assets for Automotive, Electronics and Other Operations was the following (in millions):

                                               December 31,
                                               ------------
                                             1998       1997
                                             ----       ----
   Equipment on operating leases           $9,064      $8,312
   Less accumulated depreciation             (935)       (992)
                                             ----        ----
   Net book value                          $8,129      $7,320
                                           ======      ======

Equipment on operating leases included in investment in leases and other receivables for Financing and Insurance Operations was as follows (in millions):
                                               December 31,
                                               ------------
                                            1998        1997
                                            ----        ----
   Equipment on operating leases          $35,804     $33,364
   Less accumulated depreciation           (6,817)     (6,994)
                                           ------      ------
   Net book value                         $28,987     $26,370
                                          =======     =======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 1998 are as follows:
Automotive, Electronics and Other Operations -1999-$5.5 billion; 2000-$490 million; 2001-$478 million; 2002-$463 million; and 2003-$441 million; Financing and Insurance Operations - 1999-$6.1 billion; 2000-$4.1 billion; 2001-$1.6 billion; 2002-$161 million; and 2003-$8 million.

NOTE 8.  Property - Net

   Property - net included the following for Automotive, Electronics and Other Operations (in millions):

                                               Estimated        December 31,
                                                Useful         ------------
                                             Lives (Years)  1998        1997
                                             -------------  ----        ----
  Land                                            -         $774        $703
  Land improvements                           10-30        1,906       1,805
  Leasehold improvements - less amortization   3-10          222         209
  Buildings                                   29-45       13,400      12,733
  Machinery and equipment                      3-30       49,284      46,602
  Furniture and office equipment               3-20        1,089         972
  Capitalized leases                           5-40        1,120       1,137
  Construction in progress                        -        4,397       4,673
                                                           -----       -----
    Real estate, plants, and equipment                    72,192      68,834
    Less accumulated depreciation                        (42,829)    (41,722)
                                                         -------     -------
      Real estate, plants, and equipment - net            29,363      27,112
      Special tools - net                                  7,824       6,802
                                                           -----       -----
        Total property - net                             $37,187     $33,914
                                                         =======     =======

  Financing and Insurance Operations had net property of $386 million and $265 million recorded in other assets at December 31, 1998 and 1997, respectively.








                                      II-44
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.  Intangible Assets - Net

   Intangible assets - net included the following for Automotive, Electronics and Other Operations (in millions):
                                                              December 31,
                                                              ------------
                                                            1998        1997
                                                            ----        ----
Pensions                                                  $6,434      $7,683
Intangible assets relating to acquisition of HAC             427         448
Goodwill relating to all other acquisitions                3,361       2,621
                                                           -----       -----
   Total intangible assets - net                         $10,222     $10,752
                                                         =======     =======

   Intangible  assets  relating to the  acquisition of Hughes  Aircraft  Company
(HAC) as of December 31, 1998 are applicable to Hughes. Such intangible assets relate to patents and related technology and other intangible assets that were originally recorded in 1985 and are being amortized over 40 years. Goodwill resulting from other acquisitions is amortized over periods not exceeding 40 years. Such goodwill includes $3.1 billion associated with Hughes' 1997 merger with, and additional 1998 investment in, PanAmSat Corporation (PAS).

  Financing and Insurance Operations had net intangible assets of $855 million and $717 million recorded in other assets at December 31, 1998 and 1997, respectively.

NOTE 10.  Long-Term Debt and Loans Payable

Automotive, Electronics and Other Operations

Long-term debt and loans payable were as follows (in millions):

                                                              December 31,
                                       Weighted-Average       ------------
                                        Interest Rate(1)    1998        1997
                                        ----------------    ----        ----
Long-term debt and loans payable
  Payable within one year
     Current portion of long-term debt      7.4%            $273        $627
     Commercial paper (2)                   5.7%             381          29
     All other                              8.2%             872           -
  Payable beyond one year
     1999                                     -                -         796
     2000                                   9.5%             799         738
     2001                                   9.8%             432         457
     2002                                  13.1%              47          21
     2003                                   7.5%             611         425
     2004 and after                         7.5%           5,345       3,278
  Unamortized discount                                       (17)        (20)
                                                             ---         ---
        Total long-term debt and
          loans payable                                   $8,743      $6,351
                                                          ======      ======

---------------
(1) The 1998 weighted-average interest rate for commercial paper includes the impact of interest rate swap agreements.
(2) The 1997 weighted-average interest rate for commercial paper was 5.7%.

   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 1998 included $401 million in currencies other than the U.S. Dollar, primarily the Brazilian Real ($231 million), the Canadian Dollar ($52 million), the French Franc ($44 million) and the German Mark ($24 million).
     At December 31, 1998 and 1997, long-term debt and loans payable for automotive, electronics and other operations included $7.5 billion and $4.5 billion, respectively, of obligations with fixed interest rates and $1.2 billion and $1.9 billion, respectively, of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate - i.e., LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance, between fixed and variable rate debt, within prescribed limits, GM has entered into interest rate swap, cap and floor agreements. The notional amounts of such agreements as of December 31, 1998 for automotive, electronics and other operations were approximately $1.8 billion ($600 million pay variable and $1.2 billion pay fixed), $100 million and $nil, respectively. The notional amounts of such agreements as of December 31, 1997 were approximately $2.4 billion ($1.2 billion pay variable and $1.2 billion pay fixed), $200 million and $50 million, respectively.


                                      II-45
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10.  Long-Term Debt and Loans Payable (concluded)

   GM and its subsidiaries maintain substantial bank lines of credit with various banks that totaled $14.5 billion at December 31, 1998, of which $6.7 billion represented short-term credit facilities and $7.8 billion represented long-term credit facilities. At December 31, 1997, bank lines of credit totaled $9.3 billion, of which $3.9 billion represented short-term credit facilities and $5.4 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $6.2 billion and $7.2 billion at December 31, 1998, compared with $2.5 billion and $4.8 billion at December 31, 1997. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 1998.

Financing and Insurance Operations
----------------------------------

Debt was as follows (in millions):
                                                              December 31,
                                       Weighted-Average       ------------
                                        Interest Rate(1)    1998        1997
                                        ----------------    ----        ----
Debt
  Payable within one year
     Current portion of debt                6.2%         $12,701     $10,851
     Commercial paper (2)                   5.3%          32,143      27,461
     All other (2)                          7.5%          15,208      12,087
  Payable beyond one year
     1999                                    -                 -      11,347
     2000                                   6.2%          13,154       6,165
     2001                                   6.0%          10,322       5,932
     2002                                   5.9%           8,561       7,017
     2003                                   5.8%           7,919       2,603
     2004 and after                         6.8%           6,072       3,907
  Unamortized discount                                      (671)       (694)
                                                        --------     -------
     Total debt                                         $105,409     $86,676
                                                        ========     =======


------------------
(1) The 1998 weighted-average interest rate for commercial paper includes the impact of interest rate swap agreements.
(2) The 1997 weighted-average interest
    rate for commercial paper and other short-term borrowings was 5.6% and 5.2%, respectively.

   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 1998 included $8.3 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($4.3 billion), the German Mark ($1.6 billion), the U.K. Pound Sterling ($898 million) and the Australian Dollar ($783 million).
     At December 31, 1998 and 1997, debt for financing and insurance operations included $72.8 billion and $67.9 billion, respectively, of obligations with fixed interest rates and $32.6 billion and $18.8 billion, respectively, of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate - i.e., LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance, between fixed and variable rate debt, within prescribed limits, GM has entered into interest rate swap, cap, floor and option agreements. The notional amounts of such agreements as of December 31, 1998 for financing and insurance operations were approximately $13.2 billion ($9.5 billion pay variable and $3.7 billion pay fixed), $400 million, $1.0 billion and $1.0 billion, respectively. The notional amounts for interest rate swap, cap and option agreements as of December 31, 1997 were approximately $9.7 billion ($5.9 billion pay variable and $3.8 billion pay fixed), $1.1 billion and $6.5 billion, respectively.
   GM's financing and insurance subsidiaries maintain substantial bank lines of credit with various banks that totaled $44.3 billion at December 31, 1998, of which $17.3 billion represented short-term credit facilities and $27.0 billion represented long-term credit facilities. At December 31, 1997, bank lines of credit totaled $41.0 billion, of which $25.8 billion represented short-term credit facilities and $15.2 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $7.5 billion and $25.7 billion at December 31, 1998, compared with $17.7 billion and $13.9 billion at December 31, 1997. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 1998.


                                      II-46
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11.  Derivative Financial Instruments and Risk Management

   GM is a party to financial instruments with off-balance-sheet risk. These financial instruments are used in the normal course of business to manage exposure to fluctuations in interest rates and foreign exchange rates, and to meet the financing needs of its customers.
   The primary classes of derivatives used by GM are foreign exchange forward contracts and options, interest rate swaps and options and forward contracts to purchase or sell mortgages or mortgage-backed securities. Those instruments involve, to varying degrees, market risk, as the instruments are subject to rate and price fluctuations, and elements of credit risk in the event a counterparty should default. Credit risk is managed through the approval and periodic monitoring of financially sound counterparties.
   Derivative transactions are used to hedge underlying business exposures. Market risk in these instruments is offset by opposite movements in the underlying exposure. Cash receipts or payments on these contracts normally occur at maturity, or for interest rate swap agreements, at periodic contractually defined intervals.

Foreign Exchange Forward Contracts and Options
   GM is an international corporation with operations in over 50 countries and has foreign currency exposures at these operations related to buying, selling and financing in currencies other than the local currency. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium and France), Australia, Japan and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.
   GM enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines, primarily through foreign exchange forward contracts and purchased and written foreign exchange options. These agreements primarily hedge cash flows such as debt, firm commitments and anticipated transactions involving vehicles, components, fixed assets, and subsidiary dividends. As a general practice, GM has not hedged the foreign exchange exposure related to either the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. At December 31, 1998 and 1997, the Automotive, Electronics and Other Operations held foreign exchange forward contracts of $6.3 billion and $3.9 billion (including cross-currency swaps of $70 million), respectively. At December 31, 1998 and 1997, the Automotive, Electronics and Other Operations had entered into foreign exchange options of $2.8 billion and $2.9 billion, respectively. At December 31, 1998 and 1997, the Financing and Insurance Operations held foreign exchange forward contracts of $8.0 billion and $6.2 billion (including cross-currency swaps of $3.4 billion and $2.0 billion), respectively.
   The Automotive, Electronics and Other Operations had deferred hedging losses on outstanding foreign exchange forward contracts hedging firm commitments to purchase inventory or fixed assets totaling $3 million and $17 million at December 31, 1998 and 1997, respectively. Deferred hedging losses on outstanding purchased foreign exchange option contracts hedging firm and anticipated transactions to purchase inventory or fixed assets totaled $2 million and $20 million at December 31, 1998 and 1997, respectively. The Financing and Insurance Operations had deferred hedging gains on outstanding foreign exchange forward contracts hedging firm commitments to purchase assets totaling $13 million and $9 million at December 31, 1998 and 1997, respectively. Such deferred amounts on outstanding foreign exchange forward and option contracts will be included in the cost of such assets when purchased, and subsequently recognized in operations as part of the basis of these assets. In the event the contract is terminated early or the anticipated transaction is no longer likely to occur, the derivative is then marked to market. Foreign exchange forward contracts, which hedge foreign exchange exposures of anticipated inventory, fixed assets and sales transactions, are marked to market and recognized with other gains or losses on foreign exchange transactions in the consolidated statement of income. GM's firm commitments are typically up to one year and may extend for periods of up to three years.

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

                                      II-47
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11.  Derivative Financial Instruments and Risk Management (concluded)

   Interest rate swaps are contractual agreements between GM and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options, including swaptions and interest rate caps and floors, may result in the future exchange of interest payments if market interest rates reach certain levels. At December 31, 1998 and 1997, the total notional amount of such agreements with off-balance-sheet risk was $2.1 billion and $3.1 billion, respectively, for the Automotive, Electronics and Other Operations. At December 31, 1998 and 1997, the Financing and Insurance Operations held such agreements with off-balance-sheet risk with notional amount totaling $20.0 billion and $26.4 billion, respectively.
   Interest rate swaps used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses on terminated interest rate swaps are deferred and recognized as yield adjustments on the underlying debt. The Automotive, Electronics and Other Operations' unamortized net gains on interest rate swaps totaled approximately $6 million and $7 million at December 31, 1998 and 1997, respectively. Unamortized net gains on interest rate swaps for the Financing and Insurance Operations totaled approximately $37 million and $33 million at December 31, 1998 and 1997, respectively. Written options, including those embedded in interest rate swaps, written interest rate caps, interest rate collars, written swaptions and interest rate swaps that do not meet settlement accounting criteria are marked to market with related gains and losses recognized in income on a current basis.

Mortgage Contracts
   GMAC has also entered into contracts to purchase and sell mortgages at specific future dates and has entered into certain exchange traded futures and option contracts to reduce exposure to interest rate risk. At December 31, 1998 and 1997, commitments to sell mortgage loans and securities totaled $6.2 billion and $3.9 billion, respectively, and commitments to purchase or originate mortgage loans totaled $5.2 billion and $4.1 billion, respectively. GMAC's exchange traded futures and option contracts, which are used to hedge mortgage loans held for sale, had notional values of $5.0 billion and $2.2 billion at December 31, 1998 and 1997, respectively. Gains and losses on derivatives, including exchange traded futures and option contracts, used to hedge interest rate risk associated with rate locked funding commitments and mortgage loans held for sale, are deferred and considered in the reporting of the underlying mortgages on a lower of cost or market basis.
     The notional values of derivatives used to hedge price and interest rate risk associated with mortgage related securities totaled $9.7 billion and $1.4 billion at December 31, 1998 and 1997, respectively. Gains and losses associated with these instruments are recognized in the current period on a marked to market basis. Derivatives used to hedge mortgage servicing rights had notional values of $65.1 billion and $8 billion at December 31, 1998 and 1997, respectively. Gains and losses on such contracts are recorded as an adjustment to amortization expense.
   GMAC has also entered into interest rate swaps in an effort to stabilize short-term borrowing costs and to maintain a minimum return on certain mortgage loans held for investment. Amounts received or paid under such interest rate swaps are recorded as an adjustment to interest expense. At December 31, 1998 and 1997, the notional values of such instruments totaled $100 million and $264 million, respectively.

Credit Risk
   The forward contracts, swaps, options and lines of credit previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, GM minimizes such risk exposure for forward contracts, swaps and options by limiting the counterparties to major international banks and financial institutions that meet established credit guidelines and by limiting the amount of its risk exposure with any one bank or financial institution. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect to incur any losses as a result of counterparty default. GM generally does not require or place collateral for these financial instruments, except for the lines of credit it extends.
   GM has business activities with customers, dealers and associates around the world. The Corporation's receivables from, and guarantees to, such parties are well diversified, and when warranted, are secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for GM.






                                      II-48
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12.  Fair Value of Financial Instruments

   The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.
   Fair value information presented herein is based on information available at December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1998 and 1997 may differ significantly from these amounts.

   Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (in millions):

                                                     December 31,
                                                     ------------
                                             1998                   1997
                                             ----                   ----
                                      Book        Fair        Book        Fair
                                      Value       Value       Value       Value
                                      -----       -----       -----       -----

Automotive, Electronics and Other Operations

Assets
  Cash and marketable securities   $11,130     $11,130     $14,511     $14,511
  Accounts and notes receivable
   (less allowances)                $5,478      $5,478      $5,352      $5,352
  Other assets                      $2,710      $2,729      $2,287      $2,279
Liabilities
  Accounts payable                 $13,479     $13,479     $12,461     $12,461
  Long-term debt and loans payable
   Payable within one year          $1,526      $1,526        $656        $656
   Payable beyond one year          $7,217      $7,621      $5,695      $6,147
  Other liabilities                   $590        $651        $593        $626
Preferred securities of
  subsidiary trusts (Note 16)         $220        $226        $222        $233

Financing and Insurance Operations

Assets
  Cash and investments in
    securities                      $8,894      $8,894      $8,473      $8,473
  Finance receivables - net        $70,258     $70,457     $58,219     $58,667
  Accounts and notes receivable
   (less allowances)                $3,797      $3,797      $2,042      $2,042
  Other assets                     $11,441     $11,465      $8,746      $8,762
Liabilities
  Accounts payable                  $6,492      $6,492      $3,321      $3,321
  Debt
   Payable within one year         $60,052     $60,098     $50,399     $50,440
   Payable beyond one year         $45,357     $46,600     $36,277     $37,049

   The prior tables exclude the book values and estimated fair values of financial instrument derivatives which were as follows (in millions):
                                              Fair Value of Open Contracts at
                                                       December 31,
                                                       ------------
                                               1998                 1997
                                               ----                 ----
                                          Asset   Liability    Asset   Liability
                                         Position  Position   Position  Position
                                         --------  --------   --------  --------
Automotive, Electronics and Other Operations (1)
------------------------------------------------

Foreign exchange forward contracts (2)    $126       $107       $78        $83
Foreign exchange options                   $71        $10       $46         $7
Interest rate swaps                        $34        $38       $27        $50
Interest rate options                       $-         $1        $-         $2

                                      II-49
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12.  Fair Value of Financial Instruments (continued)

Financing and Insurance Operations (3)
--------------------------------------

Foreign exchange forward contracts (4)    $499       $161      $149       $326
Interest rate swaps                       $180        $93       $93        $49
Interest rate options                       $-         $-        $2         $-
Mortgage contracts                        $344        $55       $53        $30

---------------------
(1)The related asset (liability) recorded on the balance sheet for foreign exchange forward contracts, foreign exchange options, interest rate swaps and interest rate options totaled $22 million, $62 million, $(7) million and $(1) million, respectively, at December 31, 1998 and $33 million, $43 million, $(17) million and $(2) million, respectively, at December 31, 1997.
(2)Foreign exchange forward contracts included certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $54 million and $17 million at December 31, 1998 and 1997, respectively.
(3)The related asset recorded on the balance sheet for foreign exchange forward contracts and interest rate swaps totaled $233 million and $14 million, respectively, at December 31, 1998. The related asset (liability) recorded on the balance sheet for foreign exchange forward contracts, interest rate swaps and interest rate options totaled $(111) million, $3 million and $1 million, respectively, at December 31, 1997. The related asset recorded on the balance sheet for mortgage contracts was $284 million and $20 million at December 31, 1998 and 1997, respectively.
(4)Foreign exchange forward contracts included certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $154 million and $(194) million at December 31, 1998 and 1997, respectively.

   The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Marketable Securities
   The fair value of cash equivalents and marketable securities was determined principally based on quoted market prices.

Finance Receivables
   The fair value was estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables. The carrying value of wholesale receivables and other receivables whose interest rates adjust on a short-term basis with applicable market indices (generally the prime rate) were assumed to approximate fair value either due to their short maturities or due to the interest rate adjustment feature.

Accounts and Notes Receivable and Accounts Payable
   For  receivables   and  payables  with  short   maturities  the  book  values
approximate fair values.

Other Assets and Accrued Expenses and Other Liabilities
   Other assets reported at December 31, 1998 and 1997 include various financial instruments (e.g., long-term receivables and certain investments) that have fair values based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) were derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in accrued expenses and other liabilities, were based on quoted market prices for the same or similar issues.

Debt and Loans Payable
   The fair value of the debt payable within one year was determined by using quoted market prices, if available, or by calculating the estimated value of each bank loan, note, or debenture in the portfolio at the applicable rate in effect. Commercial paper, master notes and demand notes have an original term of less than 90 days and; therefore, the carrying amounts of these liabilities were considered their fair values. Debt payable beyond one year has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities.

Foreign Exchange Forward Contracts and Options
   The fair value of foreign exchange forward contracts was determined by using current exchange rates. The fair value of foreign exchange options was estimated using pricing models with indicative quotes obtained for the market variables.

                                      II-50
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12.  Fair Value of Financial Instruments (concluded)

Preferred Securities of Subsidiary Trusts
   The  fair  value  of  the  GM-obligated   mandatorily   redeemable  preferred
securities of subsidiary trusts (Note 16) was determined based on quoted market prices.

Interest Rate Swaps and Options
   The fair value of interest rate swaps, including contracts with optionality, was estimated using pricing models based upon current market interest rates. Exchange traded options are valued at quoted market prices.

Mortgage Contracts
     The fair value of mortgage contracts was estimated based upon the amount that would be received or paid to terminate the contracts based on market prices of similar financial instruments and current rates for mortgage loans.

Unused Lines of Credit
   Because loans extended under these commitments are at market interest rates, there is no significant fair value position related to the outstanding commitments.

NOTE 13.  Pensions and Other Postretirement Benefits

   GM has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and salary history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   The measurement dates used for the principal U.S. pension plans of the Corporation and Hughes were December 31 and December 1, respectively. For non-U.S. pension plans, the measurement dates were December 1 for Canadian plans and October 1 for other foreign plans.
   Pension plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, the Corporation's $1-2/3 par value common stock (valued as of the 1998 measurement date at $56 million) and EDS common stock (valued as of the 1998 measurement date at $5.3 billion). In March 1995, under the terms of an agreement between the Corporation and the Pension Benefit Guarantee Corporation
(PBGC), the Corporation contributed to the GM Hourly-Rate Employees Pension Plan (Hourly Plan) 173.2 million shares of Class E common stock valued at $6.3 billion on such date. Subsequent to the split-off of EDS, the Class E stock held by the Hourly Plan was exchanged for EDS common stock. The trustees for the Hourly Plan have, from time-to-time, sold shares of former Class E common stock and EDS common stock, with the effect of reducing the number of shares of EDS common stock held by the Hourly Plan.
   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made pension contributions to the U.S. plans of $1.2 billion in 1998, $1.5 billion in 1997 and $800 million in 1996.
   Additionally, GM maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Postretirement plan assets in GM's VEBA trust are invested primarily in fixed income securities.
   Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
NOTE 13.  Pensions and Other Postretirement Benefits (continued)
                                 U.S. Plans    Non-U. S. Plans
                              Pension Benefits Pension Benefits  Other Benefits
                              ---------------- ----------------  --------------
                              1998     1997    1998     1997     1998     1997
                              ----     ----    ----     ----     ----     ----
                                                (in millions)
Change in benefit obligations
Benefit obligation at beginning
   of year                 $73,570  $72,501  $9,824   $9,526  $44,294  $41,387
Service cost                 1,270    1,332     214      191      663      639
Interest cost                4,974    5,261     643      633    3,113    3,128
Plan participants'
  contributions                 43       69      28       25       31       31
Amendments                     208       25      81        -        -        -
Actuarial losses             1,973    4,443      92      710    1,622    1,819
Benefits paid               (5,196)  (5,408)   (349)    (331)  (2,287)  (2,174)
Curtailment charges
  and other                    121   (4,653)   (250)    (930)     (90)    (536)
                            ------   ------  ------    -----   ------   ------
   Benefit obligation at
     end of year            76,963   73,570  10,283    9,824   47,346   44,294
                            ------   ------  ------    -----   ------   ------
Change in plan assets
Fair value of plan assets
   at beginning of year     72,280   71,295   6,075    5,915    3,000        -
Actual return on plan assets 6,438   10,882     328      756      249        -
Employer contributions       1,151    1,535     206       71    1,700    3,000
Plan participants'
   contributions                43       69      28       25        -        -
Benefits paid               (5,196)  (5,408)   (349)    (331     (375)       -
Settlement charges and other   291   (6,093)   (312)    (361)       -        -
                            ------   ------  ------    -----   ------   ------
   Fair value of plan assets
     at end of year         75,007   72,280   5,976    6,075    4,574    3,000
                            ------   ------   -----    -----    -----    -----

Funded status               (1,956)  (1,290) (4,307)  (3,749  (42,772) (41,294)
Unrecognized actuarial loss 10,368    8,632   1,880    1,773    2,209      689
Unrecognized prior service
   cost                      7,064    8,103     764      824     (448)    (563)
Unrecognized transition
   (asset) obligation          (64)    (105)     48       10        -        -
                            ------   ------  ------    -----   ------   ------
   Net amount recognized   $15,412  $15,340 $(1,615) $(1,142)$(41,011)$(41,168)
                           =======  ======= =======  ======= ======== ========
Amounts recognized in the
  consolidated balance
  sheets consist of:
     Prepaid benefit cost   $6,448   $6,202    $898     $868     $  -     $  -
     Accrued benefit
       liability            (4,361)  (3,595) (3,814)  (3,463) (41,011) (41,168)
     Intangible asset        5,961    7,071     504      602        -        -
     Accumulated other
       comprehensive
       income                7,364    5,662     797      851        -        -
                            ------   ------  ------    -----   ------   ------
   Net amount recognized   $15,412  $15,340 $(1,615) $(1,142)$(41,011)$(41,168)
                           =======  ======= =======  ======= ======== ========

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $56.7 billion, $56.0 billion and $47.8 billion, respectively, as of December 31, 1998 and $54.4 billion, $53.7 billion and $46.7 billion, respectively, as of December 31, 1997.

                                  U.S. Plans         Non-U. S. Plans
                              Pension Benefits      Pension Benefits       Other Benefits
                              ----------------      ----------------       --------------
                             1998    1997    1996  1998    1997    1996   1998   1997    1996
                             ----    ----    ----  ----    ----    ----   ----   ----    ----
                                                      (in millions)
Components of expense
Service cost               $1,270  $1,332  $1,208  $214    $191    $185   $663   $639    $668
Interest cost               4,974   5,261   4,777   643     633     653  3,113  3,128   2,980
Expected return on
  plan assets              (6,815) (6,630) (6,283  (516)   (524    (487   (286)     -       -
Amortization of prio
  service cost              1,173   1,170     824    99      99     100   (116)  (116)   (116)
Amortization of
  transition asset            (44)    (85)    (63)  (17)    (20)    (18)     -      -       -
Recognized net actuarial
  loss                        331     308     675    75      60      57     97     72      43
Curtailments, settlements
  and other                   207      53      69    48       2     158      -     (2)     (3)
                            -----   -----   -----   ---     ---     ---  -----  -----   -----
Net expense                $1,096  $1,409  $1,207  $546    $441    $648 $3,471 $3,721  $3,572
                           ======  ======  ======  ====    ====    ==== ====== ======  ======
Weighted-average assumptions
Discount rate                 6.8%    7.0%    7.5%  6.4%    6.8%    7.3%   6.7%   7.2%    7.8%
Expected return on
  plan assets                10.0%   10.0%   10.0%  9.2%    9.2%    9.8%  10.0%     -       -
Rate of compensation
  increase                    5.0%    5.0%    5.0%  3.5%    4.1%    4.2%   4.4%   4.4%    4.4%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13.  Pensions and Other Postretirement Benefits (concluded)

   For measurement purposes, a 6 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease on a linear basis to 5 percent through 2004 and remain at that level thereafter.
   A one percentage point increase in the assumed health care trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $5.5 billion at December 31, 1998 and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1998 by $484 million. A one percentage point decrease would have decreased the APBO by $4.6 billion and decreased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1998 by $377 million. A one percentage point increase in the weighted-average discount rate would have resulted in a $4.8 billion decrease in the APBO at December 31, 1998.
   GM has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities," or "obligations." Notwithstanding the recording of such amounts and the use of these terms, GM does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM (other than pensions) represent legally enforceable liabilities of GM.

NOTE 14.  Accrued Expenses, Other Liabilities and Deferred Income Taxes

Automotive, Electronics and Other Operations

   Accrued expenses, other liabilities and deferred income taxes included the following (in millions):
                                                              December 31,
                                                              ------------
                                                          1998            1997
                                                          ----            ----

Warranties, dealer and customer allowances,
  claims, and discounts                                $14,603         $13,992
Deferred revenue                                         8,548           7,799
Payrolls and employee benefits (excludes postemployment) 6,884           7,794
Unpaid losses under self-insurance programs              1,774           1,631
Taxes, other than income taxes                           1,067             981
Interest                                                 1,545           1,235
Income taxes                                               449           1,023
Deferred income taxes                                    2,973           2,923
Postemployment benefits                                  3,820           4,038
Other                                                   10,589          11,132
                                                        ------          ------
  Total accrued expenses, other liabilities
    and deferred income taxes                          $52,252         $52,548
                                                       =======         =======

Financing and Insurance Operations

   Deferred income taxes and other liabilities included the following
(in millions):
                                                               December 31,
                                                               ------------
                                                          1998            1997
                                                          ----            ----

Unpaid insurance losses, loss adjustment
  expenses and unearned insurance premiums              $3,918          $3,929
Postemployment benefits                                    704             672
Income taxes                                               552             321
Deferred income taxes                                    2,910           2,578
Interest                                                 1,276           1,118
Other                                                      301             344
                                                        ------          ------
  Total deferred income taxes and other liabilities     $9,661          $8,962
                                                        ======          ======

NOTE 15.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable operating leases having terms in excess of one year primarily for real property: 1999-$688 million; 2000-$668 million; 2001-$640 million; 2002-$620 million; 2003-$473 million; and $758 million in 2004 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $930 million in 1998, $925 million in 1997 and $853 million in 1996.
   GM sponsors a credit card program, entitled the GM Card program, that offers rebates that can be applied against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders at December 31, 1998 and 1997 was $3.7 billion and $3.5 billion, respectively. Provisions for GM Card rebates are recorded as reductions in revenues at the time of vehicle sale.

                                      II-53
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15.  Commitments and Contingent Matters (concluded)

   The 1996 Restructuring Agreement between GM and Saab's other owners (Investor A.B.) includes certain provisions and options which may impact the relative ownership interests of the parties involved. The agreement gives GM and Adam Opel the right to purchase up to 100% of Investor A.B.'s interest in Saab during 1999 and 2000. Investor A.B. has the right to sell up to 50% of its present holding in Saab to GM and Adam Opel in 2000. GM currently maintains a 50% ownership in Saab.
     In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. (USSB). USSB provides direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. USSB launched its service in June 1994 and, as of December 31, 1998, had more than two million subscribers nationwide. The purchase price, consisting of cash and GM Class H common stock, will be determined at closing based upon an agreed-upon formula and will not exceed $1.6 billion in the aggregate. Subject to certain limitations in the merger agreement, USSB shareholders will be entitled to elect to receive cash or shares of GM Class H common stock. The amount of cash to be paid in the merger cannot be less than 30% of the aggregate purchase price or greater than 50% of the aggregate purchase price with the remaining consideration consisting of GM Class H common stock. The merger, which is subject to USSB shareholder approval and the receipt of appropriate regulatory approvals, is expected to close in early to mid-1999.

Contingent Matters
     In connection with the 1997 spin-off of Hughes Defense and its subsequent merger with Raytheon, a process was agreed to among GM, Hughes and Raytheon for resolving disputes that might arise in connection with post-closing adjustments called for by the terms of the merger agreement. Such adjustments might call for a cash payment between Hughes and Raytheon. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another. In an attempt to resolve the dispute, Hughes gave notice to Raytheon to commence the arbitration process. Raytheon responded by filing an action in Delaware Chancery Court which seeks to enjoin the arbitration as premature. It is possible that the ultimate resolution of the post-closing financial adjustment provision of the merger agreement may result in Hughes making a payment to Raytheon that could be material to Hughes. However, the amount of any payment that either party might be required to make to the other is not determinable at this time. Hughes intends to vigorously pursue resolution of the dispute through the arbitration process, opposing the adjustments Raytheon seeks and seeking the payment from Raytheon that it has proposed.

   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial statements.

Note 16.  Preferred Securities of Subsidiary Trusts

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






                                      II-54
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Note 16.  Preferred Securities of Subsidiary Trusts (concluded)

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 1996 to December 31, 1998 (in millions):


                                                     Common Stocks
                                          ----------------------------------------  Total
                              Preference  $1-2/3                                   Capital
                               Stocks(a) par value Class H(b) Class E   Class H(c)  Stock
                               --------- --------- ---------- --------  ----------  -----

Balance at January 1, 1996       $ 1     $1,255      $ -       $44        $10      $1,310
  Shares reacquired                -         (8)       -         -          -          (8)
  Shares issued                    -         14        -         -          -          14
  Series C conversion              -          -        -         5          -           5
  EDS split-off                    -          -        -       (49)         -         (49)
                                 ---      -----      ---       ---        ---       -----

Balance at December 31, 1996       1      1,261        -         -         10       1,272
  Shares reacquired                -       (122)       -         -          -        (122)
  Shares issued                    -         17        -         -          -          17
  Recapitalization of
    Class H Common Stock           -          -       10         -        (10)          -
                                 ---      -----      ---       ---        ---       -----

Balance at December 31, 1997       1      1,156       10         -          -       1,167
  Shares reacquired                -        (75)       -         -          -         (75)
  Shares issued                    -         11        1         -          -          12
                                 ---      -----      ---       ---        ---       -----
Balance at December 31, 1998     $ 1     $1,092      $11       $ -        $ -      $1,104
                                 ===      =====      ===       ===        ===       =====

------------------------

(a)The following describes the Corporation's preference stocks (in millions except par value, stated value, and per share amounts):
   Preference Stock, $0.10 par value (authorized 100 shares):
   - Series B 9-1/8% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 1999; issued at December 31, 1998, 20 shares equivalent to 5 shares of nonconvertible Series B 9-1/8% Preference Stock, stated value $100 per share.
   - Series C Depositary Shares, liquidation preference $50 per share.
   - Series D 7.92% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after August 1, 1999; outstanding at December 31, 1998, 3 shares equivalent to .75 shares of Series D 7.92% Preference Stock (see Note 16).
   - Series G 9.12% Depositary Shares, stated value $25 per share, redeemable at Corporation option on or after January 1, 2001; outstanding at December 31, 1998, 5 shares, equivalent to 1.25 shares of Series G 9.12% Preference Stock (see Note 16).
(b)Subsequent to its  recapitalization  on December 17, 1997.
(c)Prior to its recapitalization on December 17, 1997.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity (concluded)

Common Stocks
   The voting and liquidation rights of $1-2/3 par value common stock are one vote per share and one liquidation unit per share. The voting and liquidation rights of the recapitalized Class H common stock are 0.6 votes per share and 0.6 liquidation units per share.
   The liquidation rights of the $1-2/3 par value and Class H common stocks are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. Holders of Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   The outstanding shares of Class H common stock may be recapitalized as shares of $1-2/3 par value common stock at any time after December 31, 2002, at the sole discretion of the GM Board of Directors (GM Board), or automatically, if at any time the Corporation should sell, liquidate, or otherwise dispose of 80% or more of the business of Hughes, based on fair market value of the assets, both tangible and intangible, of Hughes as of the date that such proposed transaction is approved by the GM Board. In the event of any recapitalization, all outstanding shares of Class H common stock will automatically be converted into the Corporation's $1-2/3 par value common stock at an exchange rate that would provide Class H common stockholders with that number of shares of $1-2/3 par value common stock that would have a value equal to 120% of the value of their Class H common stock, on such date. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of $1-2/3 par value common stock and holders of the Class H common stock voting separately as individual classes) vote to approve an alternative proposal from the GM Board.

Common Stock Repurchases
   During 1998, GM used $2.6 billion to acquire 38 million shares of $1-2/3 par value common stock, which completed the second $2.5 billion stock repurchase program announced in August of 1997 and represented 33 percent of the $4.0 billion stock repurchase program announced in February 1998. Due to work stoppages at various GM components plants, stock repurchases were suspended as part of GM's cash conservation initiatives. GM also used approximately $427 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans.

Preference Stocks
   During 1996, approximately 45 million shares of Class E common stock were issued upon conversion of approximately 3 million shares of Series C Preference Stock (represented by depositary shares). The remaining 6,784 shares of Series C Preference Stock were redeemed on February 22, 1996.

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (in millions):


                                                         Years Ended December 31,
                         --------------------------------------------------------------------------------------
                                    1998                           1997                           1996
                         -------------------------     ---------------------------   --------------------------
                         Pre-tax   Tax Exp.   Net      Pre-tax    Tax Exp.   Net     Pre-tax   Tax Exp.     Net
                         Amount    (Credit)  Amount    Amount    (Credit)   Amount   Amount    (Credit)   Amount
                         ------    --------  ------    ------    --------   ------   ------    --------   ------
Foreign currency translation
   adjustments           $(262)        $7    $(269)    $(1,274)    $(499)  $(775)    $(614)     $(278)     $(336)
Unrealized gain (loss)
 on securities:
  Unrealized holding
    gain (loss)             38        (14)      52         272       114     158       (15)        (8)        (7)
  Reclassification
    adjustment            (115)       (40)     (75)       (118)      (41)    (77)      (96)       (33)       (63)
                          ----        ---      ---        ----       ---     ---       ---        ---        ---
   Net unrealized
    (loss) gain            (77)       (54)     (23)        154        73      81      (111)       (41)       (70)
                           ---        ---      ---         ---        --      --      ----        ---        ---
Minimum pension
  liability adjustment  (1,657)      (630)  (1,027)       (906)     (334)   (572)    2,013        767      1,246
                        ------       ----   ------        ----      ----    ----     -----        ---      -----
Other comprehensive
  (loss) income        $(1,996)     $(677) $(1,319)    $(2,026)    $(760)$(1,266)   $1,288       $448       $840
                        ======       ====   ======      ======      ====  ======     =====        ===        ===








                                      II-57
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 18.  Earnings Per Share Attributable to Common Stocks

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

                                                    Years Ended December 31,
                                                    ------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
Earnings attributable to common stocks
   $1-2/3 par value
     Continuing operations                     $2,821      $6,276      $4,589
     Discontinued operations                        -           -          (5)
                                                -----       -----       -----
      Earnings attributable to
        $1-2/3 par value                       $2,821      $6,276      $4,584
        == = =                                 ======      ======      ======
   Income from discontinued operation
     attributable to Class E                     $  -        $  -         $15
                                                  ---         ---         ---
  Earnings attributable to Class H
    (prior to its recapitalization
     on December 17, 1997)                       $  -        $322        $283
                                                  ---        ----        ----
  Earnings attributable to Class H
     (subsequent to its recapitalization
     on December 17, 1997)                        $72          $2        $  -
                                                  ---          --         ---

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of EDS (Note 1), former Hughes, and Hughes for the period.
   During the period that EDS was an indirect wholly-owned subsidiary of the Corporation, the earnings attributable to Class E common stock for the period represented the ASCNI of EDS for the period. The ASCNI of EDS was determined quarterly in amounts equal to the separate consolidated net income of EDS for each respective quarter, excluding the effects of purchase accounting adjustments relating to the Corporation's acquisition of EDS for each such period, multiplied by a fraction, the numerator of which represented the weighted-average number of shares of Class E common stock outstanding during the period. The weighted-average number of shares of Class E common stock outstanding for 1996 reflects shares outstanding through June 30, 1996.
   Earnings attributable to Class H common stock represented the ASCNI of Hughes and former Hughes. The ASCNI of Hughes and former Hughes was determined quarterly in amounts equal to the separate consolidated net income of Hughes and former Hughes for each respective quarter, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes Aircraft Company (HAC), calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the quarter (106 million, 103 million and 99 million in the fourth quarters of 1998, 1997 and 1996, respectively) and the denominator of which was 400 million during the fourth quarters of 1998, 1997, and 1996.
     Earnings attributable to Class H common stock for the period subsequent to the recapitalization of Class H common stock for 1997 represent the ASCNI of Hughes for the period December 18, 1997 through December 31, 1997, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the period (104 million) and the denominator of which was 400 million.
   The denominators used in determining the ASCNI of EDS and former Hughes were adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class E common stock and Class H common stock, respectively, and to reflect certain transfers of capital to or from EDS and former Hughes, respectively. The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Earnings Per Share Attributable to Common Stocks (concluded)
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):



                                                               Class H Common Stock -            Class H Common Stock -
                                                           Prior to its recapitalization   Subsequent to its recapitalization
                            $1-2/3 Par Value Common Stock      on December 17,1997                on December 17, 1997
                            -----------------------------      -------------------                --------------------
                                               Per Share                        Per Share                      Per Share
                              Income   Shares   Amount      ASCNI      Shares    Amount      ASCNI    Shares    Amount
                              ------   ------   ------      -----      ------    ------      -----    ------    ------

Year ended December 31, 1998
Income from continuing
  operations                  $2,884                                                           $72
Less:Dividends on
  preference stocks               63                                                             -
                               -----                                                            --
Basic EPS
  Income from continuing
  operations available to
  common stockholders          2,821      663    $4.26                                          72       105      $0.68
                                                  ====                                                             ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        (3)      11                                                    3         4
                               -----      ---                                                   --       ---
Diluted EPS
  Adjusted income from
   continuing operations
   available to common
   stockholders               $2,818      674    $4.18                                         $75       109      $0.68
                               =====      ===     ====                                          ==       ===       ====

Year ended December 31, 1997
Income from continuing
  operations                  $6,374                         $322                               $2
Less:Premium on exchange
     of preference stocks         26                            -                                -
     Dividends on preference
     stocks                       72                            -                                -
                               -----                          ---                               --
Basic EPS
  Income from continuing
   operations vailable to
   common stockholders         6,276      721    $8.70        322         101     $3.17          2       104      $0.02
                                                  ====                             ====                            ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                 (11)       6                  11           4                    -         3
                                  --      ---                 ---         ---                   --       ---
Diluted EPS
  Adjusted income from
   continuing operations
   available to common
   stockholders               $6,265      727    $8.62       $333         105     $3.17         $2       107      $0.02
                               =====      ===     ====        ===         ===      ====         ==       ===       ====

Year ended December 31, 1996
Income from continuing
   operations                 $4,670                         $283
Less:  Dividends on
       preference stocks          81                            -
                               -----                          ---
Basic EPS
  Income from continuing
   operations available to
   common stockholders         4,589      756    $6.07        283          98     $2.88
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                  (9)       4                   9           3
                               -----      ---                 ---         ---
Diluted EPS
  Adjusted income from
   continuing operations
   available to common
   stockholders               $4,580      760    $6.03       $292         101     $2.88
                               =====      ===     ====        ===         ===      ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Dividends on Common Stock

   In connection with the consummation of the Hughes Transactions, the GM Board determined that the amount available for the payment of dividends on outstanding shares of $1-2/3 par value common stock would be the cumulative amount available for the payment of dividends on $1-2/3 par value common stock immediately prior to the closing of the Hughes Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions. In addition, the GM Board determined that the amount initially available for the payment of dividends on shares of Class H common stock would be the cumulative amount available for the payment of dividends on Class H common  stock  immediately  prior to the  closing  of the  Hughes  Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions. The pro rata allocation of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions was based on the fraction used in determining the ASCNI of former Hughes immediately prior to the consummation of the Hughes Transactions.
     Dividends may be paid on $1-2/3 par value common stock to the extent of the amount determined to be available for the payment of dividends on $1-2/3 par value common stock in connection with the consummation of the Hughes
Transactions, plus all of the earnings of GM after the consummation of the Hughes Transactions, other than the earnings attributed to the Class H common stock. Dividends may be paid on Class H common stock to the extent of the amount initially determined to be available for the payment of dividends on Class H common stock, plus the portion of earnings of GM after the closing of the Hughes Transactions attributed to Class H common stock. The amount available for the payment of dividends on each class of common stock will be reduced from time-to-time  by  dividends  paid on  that  class  and  will  be  adjusted  from time-to-time for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   As of December 31, 1998, the amount available for the payment of dividends on $1-2/3 par value and Class H common stock was $15.9 billion and $3.8 billion, respectively. Dividends may be paid on common stocks only when, and if declared by the GM Board in its sole discretion. The GM Board's policy with respect to $1-2/3 par value common stock is to distribute dividends based on the outlook and the indicated capital needs of the business. The GM Board does not currently intend to pay cash dividends on the Class H common stock, which was recapitalized on December 17, 1997 as part of the Hughes Transactions.
   Cash dividends per share of $1-2/3 par value common stock were $2.00, $2.00 and $1.60 for 1998, 1997, and 1996, respectively. Cash dividends per share for Class H common stock, prior to its recapitalization on December 17, 1997, were $1.00 and $0.96 in 1997 and 1996, respectively. Cash dividends per share of Class E common stock were $0.30 in 1996.

NOTE 20.  Stock Incentive Plans

Stock-Based Compensation
   GM previously adopted SFAS No. 123, Accounting for Stock-Based Compensation, and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25 to its stock options and other stock-based employee compensation awards.
   If compensation cost for stock options and other stock-based employee compensation awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, GM's pro forma net income, earnings attributable to common stocks, and basic and diluted earnings per share attributable to common stocks would have been as follows (in millions except per share amounts):

                                     1998        1997        1996
                                     ----        ----        ----
   Net income - as reported        $2,956      $6,698      $4,963
              - Pro forma          $2,797      $6,558      $4,904
   Earnings attributable
    to common stocks
      $1-2/3  - as reported        $2,821      $6,276      $4,584
              - Pro forma          $2,673      $6,147      $4,528
      Class H
      (prior to recapitalization)
              - as reported           $ -        $322        $283
              - Pro forma             $ -        $315        $280
      Class H
      (subsequent to recapitalization)
              - as reported           $72          $2         $ -
              - Pro forma             $61         $(2)        $ -



                                      II-60
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 20.  Stock Incentive Plans (continued)
                                     1998        1997        1996
                                     ----        ----        ----
   Basic earnings per share
   attributable to common stocks
      $1-2/3  - as reported          $4.26       $8.70       $6.06
              - Pro forma            $4.04       $8.52       $5.98
      Class H
      (prior to recapitalization)
              - as reported           $ -        $3.17       $2.88
              - Pro forma             $ -        $3.10       $2.85
      Class H
      (subsequent to recapitalization)
              - as reported          $0.68       $0.02        $ -
              - Pro forma            $0.57      $(0.02)       $ -

   Diluted earnings per share
   attributable to common stocks
      $1-2/3  - as reported          $4.18       $8.62       $6.02
              - Pro forma            $3.96       $8.44       $5.94
      Class H
      (prior to recapitalization)
              - as reported           $ -        $3.17       $2.88
              - Pro forma             $ -        $3.10       $2.85
      Class H
      (subsequent to recapitalization)
              - as reported          $0.68       $0.02        $ -
              - Pro forma            $0.57      $(0.02)       $ -

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                          1998                   1997              1996
                     ---------------------   --------------    --------------
                            Hughes                   Hughes            Hughes
                     GMSIP    Plan  GMSSOP    GMSIP   Plan     GMSIP   Plan
                     -----    ----  ------    -----   ----     -----   ----

Interest rate          5.2%   5.6%    5.2%     6.2%    6.8%      5.3%    6.6%
Expected life (years)  5.0    6.2     5.0      5.0     7.0       5.8     7.0
Expected volatility   26.2%  32.8%   26.2%    26.3%   20.7%     27.3%   20.6%
Dividend yield         3.6%     -     3.6%     3.4%    2.1%      3.1%    1.6%

   The effect of the Hughes Transactions adjustment on the number of options and related exercise prices, as described below, is considered, under SFAS No. 123, a modification of the terms of the outstanding options. Accordingly, the 1997 pro forma disclosure includes compensation cost for the incremental fair value, under SFAS No. 123, resulting from such modification. The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
   GM's stock incentive plans consist of the General Motors 1997 Stock Incentive Plan, formerly the General Motors Amended Stock Incentive Plan, (the "GMSIP"), the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan") and the General Motors 1998 Salaried Stock Option Plan (the "GMSSOP"). The GMSIP and GMSSOP are administered by the Executive Compensation Committee of the GM Board. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes.
   Under the GMSIP, 60 million shares of $1-2/3 par value and 2.5 million shares of Class H common stocks may be granted from June 1, 1997 through May 31, 2002, of which 50 million and 2.4 million were available for grants at December 31, 1998. Options granted prior to 1998 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded during 1998 vest ratably over three years following the grant date. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 35.6 million shares of Class H common stock through December 31, 1998, of which 5.4 million were available for grants at December 31, 1998. Option prices are 100% of fair market value on the dates of grant and the options generally vest over two to four years and expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the GMSSOP, 50 million shares of $1-2/3 par value may be granted from January 1, 1998 through December 31, 2007, of which 45.7 million were available for grants at December 31, 1998. Stock options are exercisable two years from the date of grant and vest one year following the date of grant, subject to earlier termination under certain conditions. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 20.  Stock Incentive Plans (concluded)
   In connection with the Hughes Transactions, the number of options and related exercise prices for outstanding options under the GMSIP and the Hughes Plan were adjusted to reflect the change in the fair market value of $1-2/3 par value and Class H common stocks that resulted from the Hughes Defense Class A common stock distribution. The number of shares under option and the exercise price were adjusted such that the aggregate intrinsic value of the options immediately before and immediately after the transaction remained unchanged.
   Changes in the status of outstanding options were as follows:

                                               GMSIP and
                           GMSIP              Hughes Plan               GMSSOP
                   $1-2/3 Par Value Common   Class H Common      $1-2/3 Par Value Common
                   ---------------------------------------------------------------------
                               Weighted-              Weighted-              Weighted
                     Shares    Average     Shares     Average    Share       Average
                     under     Exercise    under      Exercise   under       Exercise
                    Option    Price       Option     Price      Option      Price
----------------------------------------------------------------------------------------
Options outstanding at
January 1, 1996    29,280,126  $44.03    8,190,867    $30.16         -         $ -
Granted             7,087,590  $52.27    1,501,900    $61.31         -         $ -
Exercised           6,207,072  $39.16      864,889    $28.58         -         $ -
Terminated            202,697  $51.75      128,075    $42.94         -         $ -
----------------------------------------------------------------------------------------
Options outstanding at
December 31, 1996  29,957,947  $46.94    8,699,803    $35.51         -         $ -
----------------------------------------------------------------------------------------
Granted             8,989,460  $58.81    5,750,600    $54.90         -         $ -
Exercised           9,273,674  $42.95    2,158,728    $30.21         -         $ -
Terminated            330,727  $57.05    2,694,982    $42.56         -         $ -
Hughes Transactions
adjustment          3,023,651    $  -    5,897,936      $  -         -         $ -
----------------------------------------------------------------------------------------
Options outstanding at
December 31, 1997  32,366,657  $51.40   15,494,629    $28.70         -         $ -
----------------------------------------------------------------------------------------
Granted             9,854,805  $56.14    4,234,620    $50.78 4,332,305      $56.00
Exercised           8,242,624  $44.08    2,055,168    $22.71         -         $ -
Terminated            454,558  $54.45      980,464    $31.95   328,630      $56.00
----------------------------------------------------------------------------------------
Options outstanding at
December 31, 1998  33,524,280  $50.72   16,693,617    $34.85 4,003,675      $56.00
----------------------------------------------------------------------------------------
Options exercisable at
December 31, 1998  17,475,607  $46.71    6,089,532    $27.48         -         $ -
----------------------------------------------------------------------------------------

   The following table summarizes information about GM's stock option plans at December 31, 1998:


    ------------------------------------------------------------------------------------------------
                                         Weighted-Average
      Range of                Options      Remaining    Weighted-Avg.  Options      Weighted-Average
      Exercise              Outstanding   Contractual    Exercise     Exercisable     Exercise
       Prices                             Life (yrs.)      Price                        Price
    ------------------------------------------------------------------------------------------------
       GMSIP
     $1-2/3 Par
    Value Common
     $15.00 to  $39.99         5,739,004       4.8         $36.81      5,737,377        $36.81
      40.00 to   49.99         5,200,940       6.7         $47.86      4,921,723        $47.85
      50.00 to   70.00        22,584,336       7.9         $54.91      6,816,507        $54.21
    ------------------------------------------------------------------------------------------------
     $15.00 to  $70.00        33,524,280       7.2         $50.72     17,475,607        $46.71
    ------------------------------------------------------------------------------------------------
     GMSIP and
    Hughes Plan
      Class H
       Common
      $9.86 to  $20.00           940,516       3.7         $14.80        940,516        $14.80
      20.01 to   30.00         1,489,096       5.9         $22.25      1,489,096        $22.25
      30.01 to   40.00        10,255,230       8.2         $32.20      3,659,920        $32.86
      40.01 to   50.00         1,372,700       9.6         $43.71              -           $ -
      50.01 to   54.79         2,636,075       9.3         $54.79              -           $ -
    -----------------------------------------------------------------------------------------------
      $9.86 to  $54.79        16,693,617       8.1         $34.85      6,089,532        $27.48
    -----------------------------------------------------------------------------------------------
       GMSSOP
     $1-2/3 Par
    Value Common
    -----------------------------------------------------------------------------------------------
       $56.00                  4,003,675       9.0         $56.00              -           $ -
    -----------------------------------------------------------------------------------------------

                                      II-62
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 21.  Other Income and Other Expenses

   Other income and other expenses included the following (in millions):

                                                   Years Ended December 31,
                                                   ------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
Other income
   Interest income                              $2,149      $2,127      $1,679
   Insurance premiums                            1,426       1,161         947
   Mortgage operations investment income and
     servicing fees                              1,836       1,525         921
   Rental car lease revenue                      1,234       1,143         966
   Gain on Hughes Defense spin-off                   -       4,269           -
   Other                                           652       1,582       1,357
                                                   ---       -----       -----
     Total other income                         $7,297     $11,807      $5,870
                                                ======     =======      ======

Other expenses
   Insurance losses and loss adjustment
     expenses                                   $1,061         747         622
   Provision for financing losses                  463         523         669
   Other                                           782         241         792
                                                   ---         ---         ---
     Total other expenses                       $2,306      $1,511      $2,083
                                                ======      ======      ======

NOTE 22:  Segment Reporting

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chairman and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of General Motors Automotive (GMA), which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM), Delphi, Hughes, and Other. GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac. Delphi is a diverse supplier of automotive systems and components. Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion. Hughes includes activities relating to designing, manufacturing, and marketing advanced technology electronic systems, products, and services for the telecommunications and space industries . The Other segment includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions and the elimination of intersegment transactions, as well as former Hughes' defense business prior to the Hughes Transactions. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance. The Financing and Insurance Operations' Other segment includes financing entities operating in Canada, Germany and Brazil, as well as eliminations of intersegment transactions.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Note 22.  Segment Reporting (continued)

                                                     Elimin-                                     Total            Other      Total
                        GMNA    GME   GMLAAM   GMAP  ations     GMA    Delphi  Hughes Other(b) Automotive   GMAC Financing Financing
                        ----    ---   ------   ----  ------     ---    ------  ------ -------- ----------  ----- --------- ---------
                                                                        (in millions)
1998(a)
Manufactured products
  sales & revenues:
  External customers  $91,771 $23,948  $7,150 $2,814    $  -  $125,683 $6,157  $5,924   $2,669   $140,433    $  -    $  -      $  -
  Intersegment          2,430   1,088     253    109  (3,880)        - 22,322      40  (22,362)         -       -       -         -
                       ------  ------   -----  -----   -----   ------- ------   -----   ------    -------     ---     ---       ---
     Total
      manufactured
      products         94,201  25,036   7,403  2,923  (3,880)  125,683 28,479   5,964  (19,693)   140,433       -       -         -
Financing revenue           -       -       -      -       -         -      -       -       -          -  12,731     854     13,585
Other income            2,296     804     150    121       -     3,371    179     131  (1,083)     2,598   5,183    (484)     4,699
                       ------  ------   -----  -----    ----   -------  -----    ----    -----    -------  ------     ---    ------
Total net sales
  and revenues        $96,497 $25,840  $7,553 $3,044 $(3,880) $129,054$28,658  $6,095 $(20,776)  $143,031 $17,914    $370   $18,284
                      ======= =======  ====== ====== =======  ======== ======  ====== ========   ======== =======    ====   =======
Depreciation and
  amortization (c)     $4,138  $1,102    $366    $95    $  -    $5,701 $1,102    $434      $44     $7,281  $4,812    $108    $4,920
Interest income          $537    $544    $116     $9    $  -    $1,206    $57    $112    $(605)      $770  $1,524   $(145)   $1,379
Interest expense         $939    $433     $92     $7    $  -    $1,471   $277     $18    $(716)    $1,050  $5,787     $56    $5,843
Income tax expense
  (benefit               $787    $319   $(213)    $9    $  -      $902  $(173)   $(45)    $161       $845    $612      $6      $618
Earnings (losses) of
  nonconsolidated
  associates              $14    $(14)   $102  $(152)   $  -      $(50)   $55   $(128)    $(61)     $(184)   $  -    $  -      $  -
Net income (loss)(c)   $1,635    $419   $(175) $(243)    $(2)   $1,634   $(93)   $272    $(279)    $1,534  $1,325     $97    $1,422
Investments in
  nonconsolidated
  associates             $675    $262    $445   $395   $(261)   $1,516   $366     $41    $(606)    $1,317    $557   $(557)     $  -
Segment assets        $69,043 $18,440  $5,548 $1,557 $(2,261)  $92,327$15,506 $13,008   $4,797   $125,638$131,417    $334  $131,751
Expenditures for
  property (d)         $5,464  $1,205    $534   $197    $  -    $7,400 $1,381    $344     $214     $9,339    $278    $  -      $278

1997(a)
Manufactured products
  sales & revenues:
  External customers  $99,435 $23,269  $8,437 $2,980    $  -  $134,121 $5,540  $5,083   $8,939   $153,683    $  -    $  -      $  -
  Intersegment            821     837     135      -  (1,793)        - 25,907      45  (25,952)         -       -       -         -
                       ------  ------   -----  -----   -----   ------- ------   -----   ------    -------     ---     ---       ---
     Total
      manufactured
      products        100,256  24,106   8,572  2,980  (1,793)  134,121 31,447   5,128  (17,013)   153,683       -       -         -
Financing revenue           -       -       -      -       -         -      -       -        -          -  12,577     185    12,762
Other income            2,372     812     212    158       -     3,554    189     496    3,845      8,084   4,018    (295)    3,723
                       ------  ------  ------  -----   -----   -------  -----   -----   ------    -------  ------    ----    ------
Total net sales
  and revenues       $102,628 $24,918  $8,784 $3,138 $(1,793) $137,675$31,636  $5,624 $(13,168)  $161,767 $16,595   $(110)  $16,485
                     ======== =======  ====== ====== =======   ======= ======  ====== ========   ======== =======   =====   =======
Depreciation and
  amortization (c)     $7,116  $1,563    $248   $294    $  -    $9,221 $1,970    $296     $316    $11,803  $4,746     $67    $4,813
Interest income          $839    $549    $167    $10    $  -    $1,565    $57     $33    $(546)    $1,109  $1,127   $(109)   $1,018
Interest expense         $643    $395    $118    $23     $(1)   $1,178   $287     $91    $(693)      $863  $5,256     $(6)   $5,250
Income tax (benefit)
  expense               $(272)   $121     $43   $(29)   $(12     $(149)   $44    $237      $23       $155    $913      $1      $914
(Losses) earnings of
  nonconsolidated
  associates             $(35)  $(171)   $173    $11    $  -      $(22)   $27    $(72)    $(11)      $(78)   $  -    $  -      $  -
Net (loss) income (c)    $(12)   $(17)   $667  $(172)   $(17)     $449   $215    $471   $4,245     $5,380  $1,301     $17    $1,318
Investments in
  nonconsolidated
  associates             $552    $229    $414   $427      $1    $1,623   $346     $75    $(637)    $1,407    $213   $(213)     $  -
Segment assets        $69,378 $17,582  $5,651 $1,567   $(874)  $93,304$15,026 $12,283   $3,055   $123,668$109,319 $(1,235) $108,084
Expenditures for
  property (d)         $5,387  $1,687    $435   $327    $  -    $7,836 $1,383    $251     $331     $9,801    $238    $  -      $238

See notes on next page

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Note 22.  Segment Reporting (continued)

                                                     Elimin-                                     Total            Other      Total
                        GMNA    GME   GMLAAM   GMAP  ations     GMA    Delphi  Hughes Other(b) Automotive   GMAC Financing Financing
                        ----    ---   ------   ----  ------     ---    ------  ------ -------- ----------  ----- --------- ---------
                                                                        (in millions)
1996(a)
Manufactured products
  sales & revenues:
  External customer   $92,659 $25,239  $6,691 $3,001    $  -  $127,590 $5,284  $3,958   $8,509   $145,341    $  -    $  -      $  -
  Intersegment            723     289      32      -  (1,044)        - 25,748      51  (25,799          -       -       -         -
                       ------  ------   -----  -----   -----   ------- -----    -----   ------    -------     ---     ---       ---
     Total
      manufactured
      products         93,382  25,528   6,723  3,001  (1,044)  127,590 31,032   4,009  (17,290)   145,341       -       -         -
Financing revenue           -       -       -      -       -         -      -       -        -          -  12,644      30    12,674
Other income            1,960     775     173    133       -     3,041    125     118     (435)     2,849   3,330    (309)    3,021
                        -----     ---     ---    ---     ---     -----    ---     ---     ----      -----   -----    ----     -----
Total net sales
  and revenues        $95,342 $26,303  $6,896 $3,134 $(1,044) $130,631$31,157  $4,127 $(17,725   $148,190 $15,974   $(279)  $15,695
                      ======= =======  ====== ====== =======  ======== ======  ====== ========   ======== =======   =====   =======
Depreciation and
  amortization (c)     $4,348  $1,213    $202    $71    $  -    $5,834   $843    $195     $273     $7,145  $4,676     $19    $4,695
Interest income          $569    $581    $169    $26    $  -    $1,345    $49      $7    $(377)    $1,024    $743    $(88)     $655
Interest expense         $500    $430    $107    $29    $  -    $1,066   $276     $43    $(614)      $771  $4,938    $(14)   $4,924
Income tax (benefit)
  expense                 $54    $168    $106    $32     $(7)     $353   $259    $105     $168       $885    $837      $1      $838
Earnings (losses) of
  nonconsolidated
  associates              $37    $(97)    $79    $70    $  -       $89    $57    $(42)     $24       $128    $  -    $  -      $  -
Net income (loss) (c)    $819    $778    $642   $110    $(12)   $2,337   $853    $184     $348     $3,722  $1,240      $1    $1,241
Investments in
  nonconsolidated
  associates             $472    $597    $242   $379    $  -    $1,690   $292     $95    $(523)    $1,554    $158   $(158)     $  -
Segment assets        $67,528 $18,575  $4,941 $2,087   $(616)  $92,515$15,390  $3,904  $15,182   $126,991 $98,578   $(703)  $97,875
Expenditures for
  property (d)         $5,177  $1,652    $628   $389    $  -    $7,846 $1,177    $262     $321     $9,606    $121    $  -      $121

----------------------
(a)The  operating  results for 1997 and 1996 and assets as of December  31, 1996 are presented to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. As such, Delphi includes Delco, Hughes excludes Delco and Hughes Defense and Other includes Hughes Defense. Adjustments have also been made to reflect the impact of adjustments to Delphi's management basis financial statements in connection with its initial public offering.
(b)Other includes the $4.3 billion gain resulting from the Hughes Transactions for the year ended December 31, 1997, and income from discontinued operations of $10 million for the year ended December 31, 1996.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $21 million for 1998, 1997 and 1996 related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(d)Excludes expenditures related to telecommunications and other equipment amounting to $726 million, $606 million and $259 million in 1998, 1997 and 1996, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Note 22.  Segment Reporting (concluded)

 Information concerning principal geographic areas was as follows (in millions):
                              1998                   1997             1996
                        -----------------   -----------------  ----------------
                        Net Sales           Net Sales          Net Sales
                               &   Net            &    Net           &    Net
                        Revenues Property   Revenues  Property Revenues Property
                        -------- --------   --------  -------- -------- --------
North America
  United States        $111,375 $22,814    $127,226  $20,778  $112,961 $22,821
  Canada and Mexico      10,960   2,641      12,207    2,783     9,661   3,386
                        -------  ------     -------   ------   -------  ------
   Total North America  122,335  25,455     139,433   23,561   122,622  26,207
Europe
  France                  2,107     448       1,972      424     2,680     390
  Germany                10,711   3,508      10,723    3,083    12,363   3,821
  Spain                   1,966     555       1,760      611     1,730     805
  United Kingdom          5,379   1,205       5,409    1,183     5,063   1,103
  Other                   9,679   2,095       9,165    1,800     8,717   1,797
                        -------  ------     -------   ------   -------  ------
   Total Europe          29,842   7,811      29,029    7,101    30,553   7,916
Latin America
  Brazil                  4,775   1,991       5,317    1,964     5,063   1,910
  Other Latin America     2,909     425       2,978      466     2,237     328
                        -------  ------     -------   ------   -------  ------
   Total Latin America    7,684   2,416       8,295    2,430     7,300   2,238
All Other                 1,454   1,891       1,495    1,087     3,410     947
                        -------  ------     -------   ------   -------  ------
   Total               $161,315 $37,573    $178,252  $34,179  $163,885 $37,308
                       ======== =======    ========  =======  ======== =======

Note 23.  Subsequent Events

     On January 22, 1999, Hughes agreed to acquire Primestar, Inc.'s (Primestar)
2.3 million-subscriber  medium power direct-to-home  business.   In  a  related
transaction, Hughes also agreed to acquire the high-power satellite assets and direct broadcast satellite (DBS) orbital frequencies of Tempo, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. The acquisitions will be accounted for using the purchase method of accounting. The purchase price for the direct-to-home business will be comprised of $1.1 billion in cash and 4,871,448 shares of GM Class H common stock, for a total purchase price of $1.3 billion. The direct-to-home transaction, pending regulatory and Primestar lender approval is expected to close in early to mid-1999. The purchase price for the Tempo assets consists of $500 million in cash, $150 million of which is expected to be paid in early to mid-1999 and $350 million which is payable upon Federal Communications Commission approval of the transfer of the DBS orbital frequencies, which is expected in mid to late-1999.
   On February 5, 1999, Delphi completed an initial public offering of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. GM currently owns the remaining 82.3% of Delphi's common stock. GM intends to fully separate Delphi from GM later in 1999 by distributing all of its shares of Delphi common stock to holders of GM $1-2/3 par value common stock. GM expects to accomplish this distribution through the following:

   . Split-Off - such as an exchange offer by GM in which holders of GM's $1-2/3 common stock would be invited to tender their shares in exchange for shares of Delphi common stock; or
   . Spin-Off - a pro rata distribution by GM of its shares of Delphi common stock to holders of GM's $1-2/3 common stock; or . Combined Split-Off/Spin-Off - some combination of the above transactions.

   Although GM is fully committed to completing the full separation of Delphi from GM through such a distribution, any such distribution would be subject to a number of conditions and there can be no assurance as to whether or when it will occur.
     Hughes entered into a contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. (APMT) effective May 15, 1998, whereby Hughes was to provide to APMT a satellite-based mobile telecommunications system consisting of two satellites, a ground segment, user terminals and associated equipment and software. As part of the contract, Hughes was required to obtain all necessary U.S. Government export licenses for the APMT system by February 15, 1999. On February 24, 1999, the Department of Commerce notified Hughes that it intends to deny the export licenses required by Hughes to fulfill its contractual obligation to APMT. Hughes has until March 16, 1999 to request reconsideration of the decision. As a result of Hughes failing to obtain the export licenses, APMT has the right to terminate the contract. At this time, there are ongoing discussions between Hughes and APMT regarding the contract, and between Hughes and the U.S. Government regarding the export licenses. If the U.S. Government ultimately denies the required export licenses or APMT terminates the

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded

Note 23.  Subsequent Events (concluded)

contract, Hughes could be required to refund $45 million to APMT and record a pre-tax charge to earnings of approximately $100 million in 1999.
   Hughes has maintained a suit against the U.S. Government since September 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites. On April 7, 1998, the U.S. Court of Appeals for the Federal Circuit (CAFC) reaffirmed earlier decisions in the
Williams case including the award of $114   million in damages.  The CAFC ruled
that the conclusions previously reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. The U.S. Government petitioned the CAFC for a rehearing, was denied the request, and thereafter applied for a certiorari to the U.S. Supreme Court.
      On March 1, 1999, the U.S. Surpreme Court denied the U.S. Government's petition for certiorari. The case will be remanded back to the trial court (Court of Claims) for entry of the final judgement. While no amount had been recorded in the financial statements of Hughes to reflect the $114 million award or the interest accumulating thereon as of December 31, 1998, it is expected that resolution of this matter will result in the recognition of a pre-tax gain of approximately $150 million during 1999.
   On March 2, 1999, GM purchased an additional equity interest in Isuzu Motors, Ltd. (Isuzu) that increased GM's equity interest from 37.5% to 49%. The additional equity interest was purchased for approximately 52.5 billion yen or approximately $440 million.

                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                                      1998 Quarters
                                   ---------------------------------------------
                                      1st         2nd(1)(2)   3rd(2)(3)   4th(4)
                                      ---         ---------   ---------   ------
                                  (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues        $41,576     $38,929     $34,444     $46,366
                                    -------     -------     -------     -------

Income (loss) before income taxes
  and minority interests              2,427         589      (1,243)      2,839
Income tax expense (credit)             808         175        (451)        931
Minority interests                      (10)          3           4          (6)
Losses of nonconsolidated associates     (5)        (28)        (21)       (130)
                                     ------        ----       -----      ------
  Net income                          1,604         389        (809)      1,772
Dividends on preference stocks           16          16          16          15
                                     ------        ----       -----      ------
    Earnings on common stocks        $1,588        $373       $(825)     $1,757
                                     ======        ====       =====      ======

Earnings (loss) attributable to
  common stocks
  Earnings attributable to
    $1-2/3 par value                 $1,574        $358       $(836)     $1,725
    -- - -                           ------        ----       -----      ------
  Earnings attributable to Class H      $14         $15         $11         $32
                                        ---         ---         ---         ---

Basic earnings (loss) per share
  attributable to common stocks
  Earnings attributable to
    $1-2/3 par value                  $2.31       $0.54      $(1.28)      $2.64
    -- - -                            -----       -----      ------       -----
  Earnings attributable to Class H    $0.13       $0.14       $0.11       $0.30
                                      -----       -----       -----       -----

Average number of shares of common
  stocks outstanding - basic
  (in millions)
    $1-2/3 par value                    682         661         654         654
    Class H                             104         105         106         106

Diluted earnings (loss) per share
  attributable to common stocks
  Earnings attributable to
    $1-2/3 par value                  $2.27       $0.52      $(1.28)      $2.61
    -- - -                            -----       -----      ------       -----
  Earnings attributable to Class H    $0.13       $0.14       $0.11       $0.30
                                      -----       -----       -----       -----

Average number of shares of
  common stocks outstanding
  - diluted (in millions)
    $1-2/3 par value                    693         672         654         665
    Class H                             109         111         110         109

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - Continued

(1)Second-quarter 1998 results included a pre-tax charge of $74 million ($44 million after-tax, or $0.07 basic loss per share of $1-2/3 par value common stock), related to work schedule modifications at Opel Belgium.
(2)Work stoppages in the United States during the second and third quarter of 1998 reduced calendar year pre-tax income by approximately $3.1 billion ($2.0 billion after-tax or $2.94 basic loss per share of $1-2/3 par value common stock), after considering partial recovery of production losses from the work stoppages.
(3)Third quarter 1998 results included a pre-tax loss of $430 million ($271 million after-tax, or $0.41 basic loss per share of $1-2/3 par value common stock) related to the sale of the Delphi seating, coil spring and lighting businesses.
(4)Fourth quarter 1998 results included pre-tax charges against income totaling $534 million ($420 million after-tax or $0.64 basic loss per share of $1-2/3 par value common stock) resulting from GM's competitiveness studies.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - Continued

                                                     1997 Quarters
                                   ---------------------------------------------
                                     1st(1)(2)     2nd         3rd     4th(6)(7)
                                     ---------     ---         ---     ---------
                                  (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues        $42,217     $45,141    $41,903   $48,991
                                    -------     -------    -------   -------

Income before income taxes
  and minority interests              2,742       3,228      1,609       213
Income tax expense (credit)             989       1,153        533    (1,606)(6)
Minority interests                       19          18          4        12
Earnings (losses) of
  nonconsolidated associates             24           5        (13)      (94)
                                      -----       -----      -----     -----
  Net income                          1,796       2,098      1,067     1,737
Premium on exchange of
  preference stocks                       -           -         26         -
Dividends on preference stocks           20          20         16        16
                                      -----       -----      -----     -----
    Earnings on common stocks        $1,776      $2,078     $1,025    $1,721
                                     ======      ======     ======    ======

Earnings attributable to common stocks
  Earnings attributable to
    $1-2/3 par value                 $1,717      $1,941       $964    $1,654
                                      -----       -----      -----     -----
  Earnings attributable to
    Class H (8)                         $59        $137        $61       $65
                                      -----       -----      -----     -----
  Earnings attributable to
    Class H (9)                         $ -         $ -        $ -        $2
                                      -----       -----      -----     -----

Basic earnings per share attributable
  to common stocks
  Earnings attributable to
    $1-2/3 par value                  $2.30       $2.68      $1.35     $2.36
                                      -----       -----      -----     -----
  Earnings attributable to
    Class H (8)                       $0.59       $1.35      $0.60     $0.63
                                      -----       -----      -----     -----
  Earnings attributable to
    Class H (9)                         $ -         $ -        $ -     $0.02
                                       ----        ----       ----      ----

Average number of shares of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                    747         724        713       702
    Class H (8)                         100         101        102       103
    Class H (9)                           -           -          -       104

Diluted earnings per share
  attributable to common stocks
  Earnings attributable to
    $1-2/3 par value                  $2.28       $2.67      $1.34     $2.33
    -- - -                            -----       -----      -----     -----
  Earnings attributable to
    Class H (8)                       $0.59       $1.35      $0.60     $0.63
            --                        -----       -----      -----     -----
  Earnings attributable to
    Class H (9)                         $ -         $ -        $ -     $0.02
                                      -----       -----      -----     -----

Average number of shares of
  common stocks outstanding
  - diluted (in millions)
    $1-2/3 par value                    752         729        720       709
    Class H (8)                         103         104        105       106
    Class H (9)                           -           -          -       107

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION - Concluded


Selected Quarterly Data (Unaudited) - Concluded
----------------------
(1)First quarter 1997 results included a pre-tax gain of $88 million, after deducting certain legal expenses ($55 million after-tax or $0.07 basic earnings per share of $1-2/3 par value common stock) that resulted from an agreement with Volkswagen A.G. (VW) settling a civil lawsuit which GM brought against VW.
(2)First quarter 1997 results included the unfavorable impact of a pre-tax plant closing charge of $80 milion ($50 million after-tax or $0.07 basic loss per share of $1-2/3 par value common stock) related to the announcement that Delphi Interior and Lighting Systems will cease production at its Trenton, New Jersey plant during the 1998 calendar year.
(3)Work stoppages in the United States during the second quarter of 1997 reduced calendar year pre-tax income by approximately $530 million ($330 million after-tax or $0.45 basic loss per share of $1-2/3 par value common stock), after considering partial recovery of production losses from the work stoppages.
(4)Second quarter 1997 results included a pre-tax gain of $490 million ($318 million after-tax or $0.33 basic earnings per share of $1-2/3 par value common stock and $0.80 basic earnings per share of Class H common stock) related to the merger of the satellite service operations of Hughes and PanAmSat Corporation.
(5)Second quarter 1997 results included a pre-tax gain of $128 million ($103 million after-tax or $0.14 basic earnings per share of $1-2/3 par value common stock) related to the sale of GM Europe's equity interest in Avis Europe.
(6)Fourth quarter 1997 results included a tax-free gain of $4.3 billion ($6.08 basic earnings per share of $1-2/3 par value common stock) related to the December 17, 1997 completion of the strategic restructuring of GM's Hughes Electronics subsidiary (Hughes Transactions). The 1997 tax credit primarily resulted from the effect of the tax-free status of the gain.
(7)Fourth quarter 1997 results included pre-tax charges against income totaling $6.4 billion ($4.0 billion after-tax or $5.75 basic loss per share of $1-2/3 par value common stock) resulting from GM's competitiveness studies.
(8)Represents information through December 17, 1997, the date on which GM recapitalized the Class H common stock (GM's Recapitalization Date).
(9)Represents information for the period from December 18, 1997, through December 31, 1997, which is subsequent to GM's Recapitalization Date.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

         None

                                    PART III

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEMS 10, 11, 12, AND 13

   Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.






















































                                      III-1

                                     PART IV


ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
                                                                      Page
                                                                     Number
                                                                     ------

(a) 1.  All Financial Statements                                   See Part II
    2.  Financial Statement Schedule II - Allowances for
        the Years Ended December 31, 1998, 1997, and 1996             IV-3
    3.  Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
------

(3)(a)  Restated Certificate of Incorporation, as amended, filed as Exhibit 3(i) to the Current Report on Form 8-K of
          General Motors Corporation dated June 8, 1998,   and
          Amendment  to  Article   Fourth  of  the   Certificate
          of Incorporation  -  Division  III -  Preference  Stock,
          by  reason of the Certificates of Designations filed
          with the Secretary of State of the State of Delaware
          on September  14, 1987 and the  Certificate  of Decrease
          filed with the Secretary of State of the State of
          Delaware on September 29, 1987  (pertaining to the six
          series of Preference Stock contributed to the General
          Motors pension trusts), incorporated  by  reference to
          Exhibit 19 to the  Quarterly  Report on Form 10-Q of
          General Motors Corporation for the quarter ended June 30,
          1990 in the Form SE of  General  Motors  Corporation
          dated  August 6, 1990; as further amended by the
          Certificate of Designations filed with the  Secretary
          of State of the State of Delaware on June 28, 1991 (pertaining to Series A Conversion Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 33-43744 in the Form SE
          of General Motors  Corporation  dated November 1, 1991;
          as further amended by the  Certificate of Designations
          filed with the  Secretary  of State of the State of
          Delaware on December 9, 1991 (pertaining to Series B
          9-1/8% Preference Stock), incorporated by reference  to
          Exhibit  4(a) to Form S-3  Registration  Statement  No.
          33-45216 in the Form SE of General  Motors  Corporation
          dated January 27, 1992; as further amended by the
          Certificate of Designations  filed with the  Secretary
          of State of the State of Delaware on February 14,
          1992   (pertaining   to  Series  C  Convertible
          Preference   Stock), incorporated  by reference to Exhibit
          (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for the year ended December 31, 1991 in the
          Form SE of General Motors  Corporation dated March 20,
          1992; as further amended by the Certificate of Designations filed with the  Secretary  of State of the  State of
          Delaware on July 15, 1992 (pertaining to Series D 7.92% Preference Stock), incorporated by reference to Exhibit 3(a)(2) to the Quarterly Report on Form 10-Q of
          General Motors  Corporation for the quarter ended June 30,
          1992 in the Form SE of General  Motors  Corporation
          dated August 10, 1992; and as further  amended by the
          Certificate  of  Designations  filed with the
          Secretary  of State of the State of  Delaware  on
          December  15,  1992 (pertaining  to  Series G 9.12%
          Preference  Stock),  incorporated  by reference  to
          Exhibit  4(a) to Form S-3  Registration  Statement  No.
          33-49309 in the Form SE of General  Motors  Corporation
          dated January 25, 1993.                                       N/A
(3)(b) By-Laws, as amended, filed as Exhibit 3(ii) to the Current
          Report on Form 8-K of General Motors Corporation dated
          March 2, 1998.                                                N/A
(4)(a)  Form of Indenture relating to the $500,000,000 8-1/8%
          Debentures Due April 15, 2016 dated as of April 1, 1986
          between General Motors Corporation and Citibank,
          N.A., Trustee, incorporated by reference to Exhibit 4
          to Amendment No. 1 to Form S-3 Registration Statement No.
          33-4452 and resolutions adopted by the Special Committee
          on April 15, 1986, incorporated by reference to Exhibit
          4(a) to the Current Report on Form 8-K of General Motors
          Corporation dated April 24, 1986.                             N/A
(4)(b)  Form of  Indenture  relating  to the  $700,000,000
          9-5/8%  Notes  Due December 1, 2000 and the $1,400,000,000
          Medium-Term Note Program dated as of  November  15,  1990
          between General Motors Corporation and Citibank, N.A., Trustee, incorporated by reference to Exhibit 4(a) to
          Form S-3 Registration Statement No. 33-37737.                 N/A
(4)(c)  Form of Indenture  relating to the  $377,377,000  7.75%
          Debentures Due March 15,  2036 dated as of December 7,
          1995  between  General  Motors Corporation  and  Citibank,
          N.A.,  Trustee,  filed as Exhibit 4(a) to Amendment No. 1
          to Form S-3 Registration Statement No. 33-64229.              N/A

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

Exhibit                                                                 Page
Number                                                                 Number
------                                                                 ------


(4)(d)    Instruments  defining the rights of holders of  nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to  furnish a copy of any such  instrument  to the
            Commission upon request.                                    N/A
 (4)(e)(i) Amended  and  Restated  Declaration  of Trust of General
             Motors Capital Trust D,  incorporated  by reference
             to Exhibit  4(c)(i) to the Current Report on Form 8-K of
             General Motors Corporation dated July 1, 1997.             N/A
(4)(e)(ii) Amended and Restated Declaration of Trust of General
             Motors Capital Trust G, incorporated by reference to
             Exhibit 4(c)(ii) to the Current Report on Form 8-K
             of General Motors Corporation dated July 1, 1997.          N/A
(4)(f)(i)  Indenture between General Motors Corporation and
             Wilmington Trust Company, incorporated by reference
             to Exhibit 4(d)(i) to the Current Report on Form 8-K of
             General Motors Corporation dated July 1, 1997.             N/A
(4)(f)(ii) First Supplemental Indenture between General Motors
             Corporation and Wilmington Trust Company With Respect
             To The Series D Junior Subordinated Debentures,
             incorporated by reference to Exhibit 4(d)(ii) to the
             Current Report on Form 8-K of General Motors
             Corporation dated July 1, 1997.                            N/A
(4)(f)(iii)Second Supplemental Indenture between General Motors
             Corporation and Wilmington Trust Company With Respect
             To The Series G Junior Subordinated Debentures,
             incorporated by reference to Exhibit 4(d)(iii) to
             the Current Report on Form 8-K of General Motors
             Corporation dated July 1, 1997.                            N/A
(4)(g)(i)  Series D Preferred Securities Guarantee Agreement,
             General Motors Capital Trust D, incorporated by
             reference to Exhibit 4(g)(i) to the Current Report
             on Form 8-K of General Motors Corporation dated
             July 1, 1997.                                              N/A
(4)(g)(ii) Series G Preferred Securities Guarantee Agreement,
             General Motors Capital Trust G, incorporated by
             reference to Exhibit 4(g)(ii) to the Current Report
             on Form  8-K of  General  Motors  Corporation  dated
             July 1,  1997.                                             N/A
(10)(a)**  General Motors Amended 1987 Stock  Incentive  Plan,
             incorporated  by reference to Exhibit A to the Proxy
             Statement of General Motors Corporation dated
             April 13,1992                                              N/A
(10)(b)**  General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement of
             General Motors Corporation dated April 16, 1982.           N/A
(10)(c)**  General  Motors  1987  Performance   Achievement   Plan,
             incorporated by reference to Exhibit A to the Proxy
             Statement of General Motors  Corporation  dated
             April 17,1987                                              N/A
(10)(d)**  General Motors 1992 Performance  Achievement  Plan,
             incorporated by reference to Exhibit A to the Proxy
             Statement of General Motors Corporation dated
             April 13,1992                                              N/A
(12)      Computation of Ratios of Earnings to Fixed Charges for
             the Years Ended December 31, 1998, 1997, and 1996.        IV-6
(21)      Subsidiaries of the Registrant as of December 31, 1998       IV-7
(23)      Consent of Independent Auditors                             IV-14
(99)      Hughes Electronics Corporation and Subsidiaries
            Consolidated Financial Statements and Management's
            Discussion and Analysis                                   IV-15
(27)      Financial Data Schedule (for SEC information only)            N/A

*  The  registrant  hereby  undertakes to furnish  supplementally  a copy of any
   omitted   schedule  or  other  attachment  to  the  Securities  and  Exchange
   Commission upon request.
** Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

   Five reports on Form 8-K, dated October 5, 1998, October 6, 1998, October 13, 1998, November 16, 1998 and December 11, 1998 were filed during the quarter ended December 31, 1998 reporting matters under Item 5, Other Events.



                                              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                       SCHEDULE II - ALLOWANCES

                                                                  Additions    Additions
                                                   Balance at    charged to   charged to
                                                   beginning     costs and       other                   Balance at
Description                                        of year       expenses      accounts    Deductions    end of year
-----------                                        -------       --------      --------    ----------    -----------
                                                                       (Dollars in Millions)
For the Year Ended December 31, 1998
Allowances Deducted from Assets
  Finance receivables (unearned income)            $3,516           $ -       $3,288         $2,777        $4,027
  Allowance for credit losses                         903           463           96(a)         441(b)      1,021
  Accounts and notes receivable (for doubtful
    receivables)                                      181           210           19(a)          79(b)        331
  Inventories (principally for obsolescence of
    service parts)                                    259             9(c)         -              -           268
  Other investments and miscellaneous assets
    (receivables and other)                            13             -            1              -            14
  Miscellaneous allowances (mortgage and other)       202            52          113            115           252
                                                    -----          ----        -----          -----        ------
      Total Allowances Deducted from Assets        $5,074          $734       $3,517         $3,412        $5,913
                                                   ======          ====       ======         ======        ======

For the Year Ended December 31, 1997
Allowances Deducted from Assets
  Finance receivables (unearned income)            $3,642           $ -       $3,161         $3,287        $3,516
  Allowance for credit losses                         922           523           62(a)         604(b)        903
  Accounts and notes receivable (for doubtful
    receivables)                                      151            41           41(a)          52(b)        181
  Inventories (principally for obsolescence of
    service parts)                                    303             -            -             44(c)        259
  Other investments and miscellaneous assets
    (receivables and other)                            12             -            1              -            13
  Miscellaneous allowances (mortgage)                 138           106            6             48           202
                                                    -----          ----        -----          -----        ------
      Total Allowances Deducted from Assets        $5,168          $670       $3,271         $4,035        $5,074
                                                   ======          ====       ======         ======        ======

For the Year Ended December 31, 1996
Allowances Deducted from Assets
  Finance receivables (unearned income)            $3,922           $ -       $3,044         $3,324        $3,642
  Allowance for credit losses                         808           669          116(a)         671(b)        922
  Accounts and notes receivable (for doubtful
    receivables)                                      138            49            9(a)          45(b)        151
  Inventories (principally for obsolescence of
    service parts)                                    229            74(c)         -              -           303
  Other investments and miscellaneous assets
    (receivables and other)                            33             1            -             22            12
  Miscellaneous allowances (mortgage)                  59            99           31             51           138
                                                    -----          ----        -----          -----        ------
      Total Allowances Deducted from Assets        $5,189          $892       $3,200         $4,113        $5,168
                                                   ======          ====       ======         ======        ======

Notes:(a) Primarily reflects the recovery of accounts previously written-off.
      (b) Accounts written off.
      (c) Represents net change of inventory allowances.
Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         GENERAL MOTORS CORPORATION
                                         --------------------------
                                         (Registrant)

Date:  March 1, 1999                By
                                         /s/JOHN F. SMITH, JR.
                                         ---------------------
                                                (John F. Smith, Jr.
                                         Chairman of the Board of Directors
                                            and Chief Executive Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 1st day of March 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                                   Title
         ---------                                   -----

/s/JOHN F. SMITH, JR.                    Chairman of the Board of Directors
---------------------                    and Chief Executive Officer
(John F. Smith, Jr.)


/s/HARRY J. PEARCE                       Vice Chairman of the Board of
------------------                       Directors
(Harry J. Pearce)


/s/G. RICHARD WAGONER, JR.               President, Chief Operating Officer and
--------------------------               Director
(G. Richard Wagoner, Jr.)


/s/J. MICHAEL LOSH                       Executive Vice President    )
------------------                       and Chief Financial Officer )
(J. Michael Losh)                                                    )Principal
                                                                     )Financial
/s/ERIC A. FELDSTEIN                     Vice President and Treasurer)Officers
--------------------                                                 )
(Eric A. Feldstein)                                                  )

/s/WALLACE W. CREEK                      Comptroller                 )
-------------------                                                  )
(Wallace W. Creek)                                                   )Principal
                                                                     )Accounting
/s/PETER R. BIBLE                        Chief Accounting Officer    )Officers
-----------------                                                    )
(Peter R. Bible)                                                     )

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - Concluded

           Signature                                Title

/s/PERCY BARNEVIK                               Director
-----------------
 (Percy Barnevik)


/s/JOHN H. BRYAN                                Director
----------------
 (John H. Bryan)


/s/THOMAS E. EVERHART                           Director
---------------------
 (Thomas E. Everhart)


/s/CHARLES T. FISHER, III                       Director
-------------------------
 (Charles T. Fisher, III)


/s/GEORGE M. C. FISHER                          Director
----------------------
 (George M. C. Fisher)


/s/KAREN KATEN                                  Director
--------------
 (Karen Katen)


/s/J. WILLARD MARRIOTT, JR.                     Director
--------------------------
 (J. Willard Marriott, Jr.)


/s/ANN D. MCLAUGHLIN                            Director
--------------------
 (Ann D. McLaughlin)


/s/ECKHARD PFIEFFER                             Director
-------------------
 (Eckhard Pfeiffer)


/s/JOHN G. SMALE                                Director
----------------
 (John G. Smale)


/s/LOUIS W. SULLIVAN                            Director
--------------------
 (Louis W. Sullivan)


/s/DENNIS WEATHERSTONE                          Director
----------------------
 (Dennis Weatherstone)