Form 10-Q
period 1999-03-31
GENERAL MOTORS CORP
filed 1999-05-17
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended March 31, 1999


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

         As of March 31, 1999, there were outstanding 648,389,984 shares of the issuer's $1-2/3 par value common stock and 106,534,001 shares of Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     Page No.
                                                                     --------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three
            Months Ended March 31, 1999 and 1998                         3

           Consolidated Balance Sheets as of March 31, 1999,
            December 31, 1998 and March 31, 1998                         5

           Condensed Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1999 and 1998           7

           Notes to Consolidated Financial Statements                    9

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         17

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            30

   Item 6. Exhibits and Reports on Form 8-K                             33

Signature                                                               33

Exhibit 99 Hughes Electronics Corporation Financial Statements
            and Management's Discussion and Analysis of
            Financial Condition and Results of Operations               34

Exhibit 27 Financial Data Schedule (for SEC information only)

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          1999         1998
                                                          ----         ----
                                                        (Dollars in Millions
                                                       Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Manufactured products sales and revenues               $36,620       $34,893
Financing revenues                                       3,509         3,310
Other income (Note 10)                                   2,306         1,821
                                                       -------       -------
  Total net sales and revenues                          42,435        40,024
                                                        ------        ------
Cost of sales and other operating expenses,
  exclusive of items listed below                       30,666        29,605
Selling, general and administrative expenses             3,822         3,510
Depreciation and amortization expense                    2,724         2,707
Interest expense                                         1,845         1,570
Other expenses (Note 10)                                   438           549
                                                      --------      --------
  Total costs and expenses                              39,495        37,941
Income from continuing operations before income taxes
  and minority interests                                 2,940         2,083
Income tax expense                                       1,029           695
Minority interests                                         (14)          (10)
Losses of nonconsolidated associates                       (77)          (10)
                                                        ------       -------
Income from continuing operations                        1,820         1,368
Income from discontinued operations (Note 2)               242           236
                                                        ------        ------
  Net income                                             2,062         1,604
Dividends on preference stocks                             (16)          (16)
                                                       -------        ------
  Earnings on common stocks                             $2,046        $1,588
                                                         =====         =====

Basic earnings per share attributable to common stocks (Note 9)
$1-2/3 par value common stock
  Continuing operations                                   $2.73          $1.96
  Discontinued operations                                  0.37           0.35
                                                           ----           ----
  Earnings per share attributable to $1-2/3 par value     $3.10          $2.31
                                                           ====           ====
Earnings per share attributable to Class H                $0.20          $0.13
                                                           ====           ====

Diluted earnings per share attributable to common stocks (Note 9)
$1-2/3 par value common stock
  Continuing operations                                   $2.68          $1.93
  Discontinued operations                                  0.36           0.34
                                                           ----           ----
  Earnings per share attributable to $1-2/3 par value     $3.04          $2.27
                                                           ====           ====
Earnings per share attributable to Class H                $0.19          $0.13
                                                           ====           ====




Reference should be made to the notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME - Concluded
                                 (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          1999          1998
                                                          ----          ----
                                                         (Dollars in Millions)


AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS
Manufactured products sales and revenues               $36,620       $34,893
Other income                                               903           677
                                                      --------      --------
  Total net sales and revenues                          37,523        35,570
                                                        ------        ------
Cost of sales and other operating expenses,
  exclusive of items listed below                       30,666        29,605
Selling, general and administrative expenses             2,741         2,569
Depreciation and amortization expense                    1,452         1,483
                                                       -------       -------
  Total operating costs and expenses                    34,859        33,657
Interest expense                                           194           195
Other expenses                                              58           190
Net expense (income) from transactions with Financing and
  Insurance Operations                                      94           (18)
                                                      --------       -------
Income from continuing operations before income taxes
  and minority interests                                 2,318         1,546
Income tax expense                                         788           528
Minority interests                                          (6)           (4)
Losses of nonconsolidated associates                       (77)          (10)
                                                       -------        ------
Income from continuing operations                        1,447         1,004
Income from discontinued operations (Note 2)               242           236
                                                        ------         -----
  Net income - Automotive, Electronics
    and Other Operations                                $1,689        $1,240
                                                         =====         =====


                                                          Three Months Ended
                                                               March 31,
                                                          1999          1998
                                                          ----          ----
                                                         (Dollars in Millions)


FINANCING AND INSURANCE OPERATIONS
Financing revenues                                      $3,509        $3,310
Insurance, mortgage and other income                     1,403         1,144
                                                         -----         -----
  Total revenues and other income                        4,912         4,454
                                                         -----         -----
Interest expense                                         1,651         1,375
Depreciation and amortization expense                    1,272         1,224
Operating and other expenses                             1,081           941
Provisions for financing losses                            119           101
Insurance losses and loss adjustment expenses              261           258
                                                        ------        ------
  Total costs and expenses                               4,384         3,899
Net (income) expense from transactions with Automotive,
  Electronics and Other Operations                         (94)           18
                                                         -----         -----
Income before income taxes                                 622           537
Income tax expense                                         241           167
Minority interests                                          (8)           (6)
                                                         -----         -----
  Net income - Financing and Insurance Operations         $373          $364
                                                           ===           ===


The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

 .



                         CONSOLIDATED BALANCE SHEETS

                                              Mar. 31,                Mar. 31
                                               1999       Dec. 31,     1998
GENERAL MOTORS CORPORATION AND SUBSIDIARIES (Unaudited)    1998     (Unaudited)
                                             ---------   --------   ---------
                         ASSETS                   (Dollars in Millions)

Automotive, Electronics and Other Operations
Cash and cash equivalents                     $12,081    $9,728      $10,030
Marketable securities                           1,137       402        2,386
                                              -------   -------      -------
  Total cash and marketable securities         13,218    10,130       12,416
Accounts and notes receivable
  (less allowances)                             4,686     4,750        4,426
Inventories (less allowances) (Note 3)         11,566    10,437       11,149
Net assets of discontinued operations (Note 2)  3,191        77          219
Equipment on operating leases (less
  accumulated depreciation)                     6,048     4,954        4,554
Deferred income taxes and other current assets  9,537    10,051        6,125
Net receivable from Financing and Insurance
  Operations                                        -         -          840
  Total current assets                         48,246    40,399       39,729
Equity in net assets of nonconsolidated
  associates                                    1,659       950          936
Property - net (Note 4)                        31,636    32,222       29,903
Intangible assets - net                        10,170     9,994       10,639
Deferred income taxes                          15,410    14,967       18,172
Other assets                                   13,565    16,062       15,379
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations assets                   120,686   114,594      114,758
Financing and Insurance Operations
Cash and cash equivalents                         502       146          483
Investments in securities                       8,703     8,748        7,815
Finance receivables - net                      73,839    70,436       62,748
Investment in leases and other receivables     32,707    32,798       30,935
Other assets                                   14,959    18,807       12,794
Net receivable from Automotive, Electronics
  and Other Operations                            339       816            -
                                               ------    ------       ------
  Total Financing and Insurance Operations
    assets                                    131,049   131,751      114,775
                                              -------   -------      -------
Total assets                                 $251,735  $246,345     $229,533
                                             ========  ========     ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Electronics and Other Operations
Accounts payable (principally trade)          $16,162   $13,542      $12,721
Loans payable                                     869     1,204        1,276
Accrued expenses                               33,210    30,548       31,424
Net payable to Financing and
  Insurance Operations                            339       816            -
                                               ------    ------      -------
  Total current liabilities                    50,580    46,110       45,421
Long-term debt                                  7,011     7,118        5,796
Postretirement benefits other than pensions
   (Note 5)                                    34,416    33,503       34,027
Pensions                                        3,761     4,410        3,341
Other liabilities and deferred income taxes    17,768    17,807       17,805
                                               ------    ------       ------
  Total Automotive, Electronics and Other
    Operations liabilities                    113,536   108,948      106,390
Financing and Insurance Operations
Accounts payable                                4,405     4,148        3,501
Debt                                          106,379   107,753       91,500
Deferred income taxes and other liabilities     9,954     9,661        9,520
Net payable to Automotive, Electronics and
 Other Operations                                   -         -          840
                                               ------    ------       ------
  Total Financing and Insurance
    Operations liabilities                    120,738   121,562      105,361
Minority interests                                580       563          678
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely junior
  subordinated  debentures of General Motor
 (Note 6)
    Series D                                       79        79           79
    Series G                                      141       141          143
Stockholders' equity
Preference stocks                                   1         1            1
$1-2/3 par value common stock (Note 7;
  issued, 649,568,145, 655,008,344
  and 669,314,625 shares)                       1,083     1,092        1,116
Class H common stock (issued,
  106,641,918, 106,159,776 and
  104,769,861 shares)                              11        11           10
Capital surplus (principally additional
   paid-in capital)                            13,276    12,661       13,786
Retained earnings                               8,703     6,984        6,664
                                              -------   -------      -------
    Subtotal                                   23,074    20,749       21,577
Accumulated foreign currency translation
  adjustments                                  (1,782    (1,089)      (1,172)
Net unrealized gains on securities                458       481          539
Minimum pension liability adjustment           (5,089)   (5,089)      (4,062)
    Accumulated other comprehensive loss       (6,413)   (5,697)      (4,695)
                                                -----     -----        -----
      Total stockholders' equity               16,661    15,052       16,882
                                             --------  --------     --------
Total liabilities and stockholders' equity   $251,735  $246,345     $229,533
                                             ========  ========     ========

Reference should be made to the notes to consolidated financial statements.
                                    - 5 -
                   CONSOLIDATED BALANCE SHEETS - Concluded


                                               Mar. 31,               Mar. 31,
                                                1999        Dec. 31,   1998
AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS (Unaudited)    1998     (Unaudited)
                                              ---------     ----      ---------
                                                      (Dollars in Millions)

                        ASSETS
Cash and cash equivalents                     $12,081    $9,728      $10,030
Marketable securities                           1,137       402        2,386
                                              -------  --------      -------
  Total cash and marketable securities         13,218    10,130       12,416
Accounts and notes receivable (less allowances) 4,686     4,750        4,426
Inventories (less allowances) (Note 3)         11,566    10,437       11,149
Net assets of discontinued operations (Note 2)  3,191        77          219
Equipment on operating leases (less
  accumulated depreciation)                     6,048     4,954        4,554
Deferred income taxes and other current assets  9,537    10,051        6,125
Net receivable from Financing and
  Insurance Operations                              -         -          840
                                              -------  --------      -------
  Total current assets                         48,246    40,399       39,729
Equity in net assets of nonconsolidated
  associates                                    1,659       950          936
Property - net (Note 4)                        31,636    32,222       29,903
Intangible assets - net                        10,170     9,994       10,639
Deferred income taxes                          15,410    14,967       18,172
Other assets                                   13,565    16,062       15,379
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations assets                  $120,686  $114,594     $114,758
                                             ========  ========     ========

               LIABILITIES AND GM INVESTMENT

Accounts payable (principally trade)          $16,162   $13,542      $12,721
Loans payable                                     869     1,204        1,276
Accrued expenses                               33,210    30,548       31,424
Net payable to Financing and
  Insurance Operations                            339       816            -
                                               ------    ------       ------
  Total current liabilities                    50,580    46,110       45,421
Long-term debt                                  7,011     7,118        5,796
Postretirement benefits other than pensions
  (Note 5)                                     34,416    33,503       34,027
Pensions                                        3,761     4,410        3,341
Other liabilities and deferred income taxes    17,768    17,807       17,805
  Total Automotive, Electronics and Other
    Operations liabilities                    113,536   108,948      106,390
Minority interests                                520       511          636
GM investment in Automotive, Electronics
  and Other Operations                          6,630     5,135        7,732
                                                -----     -----        -----
  Total Automotive, Electronics and
    Other Operations liabilities
    and GM investment                        $120,686  $114,594     $114,758
                                             ========  ========     ========

                                               Mar. 31,               Mar. 31,
                                                1999        Dec. 31,   1998
FINANCING AND INSURANCE OPERATIONS           (Unaudited)    1998     (Unaudited)
                                              ---------     ----      ---------
                                                      (Dollars in Millions)

                        ASSETS
Cash and cash equivalents                        $502      $146         $483
Investments in securities                       8,703     8,748        7,815
Finance receivables - net                      73,839    70,436       62,748
Investment in leases and other receivables     32,707    32,798       30,935
Other assets                                   14,959    18,807       12,794
Net receivable from Automotive,
  Electronics and Other Operations                339       816            -
                                                -----     -----        -----
  Total Financing and Insurance
    Operations assets                        $131,049  $131,751     $114,775
                                             ========  ========     ========

               LIABILITIES AND GM INVESTMENT

Accounts payable                               $4,405    $4,148       $3,501
Debt                                          106,379   107,753       91,500
Deferred income taxes and other liabilities     9,954     9,661        9,520
Net payable to Automotive, Electronics
  and Other Operations                              -         -          840
                                                -----     -----        -----
  Total Financing and Insurance
    Operations liabilities                    120,738   121,562      105,361
Minority interests                                 60        52           42
GM investment in Financing and
  Insurance Operations                         10,251    10,137        9,372
                                               ------    ------        -----
  Total Financing and Insurance Operations
    liabilities and GM investment            $131,049  $131,751     $114,775
                                             ========  ========     ========

The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Three Months Ended March 31,
                                                  1999             1998
                                                --------         ------
                                                 (Dollars in Millions)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net cash provided by operating activities     $15,094          $5,324

Cash flows from investing activities
Expenditures for property                      (1,384)         (1,996)
Investments in other marketable securities
   - acquisitions                              (7,553)         (5,545)
Investments in other marketable securities
   - liquidations                               6,344           7,141
Mortgage servicing rights - acquisitions         (327)           (153)
Mortgage servicing rights - liquidations            -              29
Finance receivables - acquisitions            (42,969)        (41,800)
Finance receivables - liquidations             31,921          32,556
Proceeds from sales of finance receivables      7,375           5,143
Operating leases - acquisitions                (5,898)         (5,127)
Operating leases - liquidations                 3,129           3,462
Investments in companies, net of cash acquired   (514)           (211)
Other                                            (170)           (711)
                                                 ----            ----
Net cash used in investing activities         (10,046)         (7,212)
                                               ------           -----

Cash flows from financing activities
Net (decrease) increase in loans payable       (5,231)          2,019
Increase in long-term debt                      7,970           6,428
Decrease in long-term debt                     (3,980)         (4,143)
Repurchases of common and preference stocks      (979)         (1,911)
Proceeds from issuing common stocks               284             233
Cash dividends paid to stockholders              (343)           (357)
                                                -----           -----
Net cash (used in) provided by
  financing activities                         (2,279)          2,269
                                                -----           -----

Effect of exchange rate changes on cash and
  cash equivalents                               (188)            (85)
                                              -------        ---------
Net cash provided by continuing operations      2,581             296
Net cash provided by (used in)
   discontinued operations                        128             (56)
                                             -------        ---------
Net increase in cash and cash equivalents       2,709             240
Cash and cash equivalents at beginning
   of the period                                9,874          10,273
                                                -----          ------
Cash and cash equivalents at end of
   the period                                 $12,583         $10,513
                                              =======         =======








Reference should be made to the notes to consolidated financial statements.
















                                    - 7 -


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Concluded
                                 (Unaudited)

                                                       Three Months Ended  March 31,
                                                    1999                      1998
                                          -----------------------    ------------------------
                                          Automotive,   Financing    Automotive,    Financing
                                          Electronics      and       Electronics      and
                                          and Other    Insurance     and Other     Insurance
                                          ---------    ---------     ---------     ---------
                                                       (Dollars in Millions)
Net cash provided by operating activities   $9,188      $5,906          $3,014       $2,310

Cash flows from investing activities
Expenditures for property                   (1,345)        (39)         (1,967)         (29)
Investments in other marketable securities
  - acquisitions                            (1,813)     (5,740)         (2,007)      (3,538)
Investments in other marketable securities
  - liquidations                             1,077       5,267           3,281        3,860
Mortgage servicing rights - acquisitions         -        (327)              -         (153)
Mortgage servicing rights - liquidations         -           -               -           29
Finance receivables - acquisitions               -     (42,969)              -      (41,800)
Finance receivables - liquidations               -      31,921               -       32,556
Proceeds from sales of finance receivables       -       7,375               -        5,143
Operating leases - acquisitions             (2,465)     (3,433)         (1,413)      (3,714)
Operating leases - liquidations              1,281       1,848           1,384        2,078
Investments in companies, net of
  cash acquired                               (514)          -            (211)           -
Net investing activity with Financing and
  Insurance Operations                          75           -              75            -
Other                                       (1,162)        992            (236)        (475)
                                            ------         ---            ----         ----

Net cash used in investing activities       (4,866)     (5,105)         (1,094)      (6,043)
                                             -----       -----           -----       ------

Cash flows from financing activities
Net (decrease) increase in loans payable      (485)     (4,746)            835        1,184
Increase in long-term debt                     411       7,559             913        5,515
Decrease in long-term debt                    (320)     (3,660)           (635)      (3,508)
Net financing activity with Automotive,
  Electronics and Other Operations               -         (75)              -          (75)
Repurchases of common and preference stocks   (979)          -          (1,911)           -
Proceeds from issuing common stocks            284           -             233            -
Cash dividends paid to stockholders           (343)          -            (357)           -
                                            ------      ------          ------      -------
Net cash (used in) provided by
  financing activities                      (1,432)       (922)           (922)       3,116
                                            ------        ----            ----        -----

Effect of exchange rate changes on cash and
  cash equivalents                            (188)          -             (87)           2
Net transactions with Automotive/
  Financing Operations                        (477)        477            (521)         521
                                              ----         ---            ----          ---
Net cash provided by (used in)
  continuing operations                      2,225         356             390          (94)
Net cash provided by (used in)
  discontinued operations                      128           -             (56)           -
                                             -----         ---            ----        -----
Net increase (decrease) in cash
   and cash equivalents                      2,353         356             334          (94)
Cash and cash equivalents at beginning
   of the period                             9,728         146           9,696          577
                                             -----         ---           -----          ---
Cash and cash equivalents at end
   of the period                           $12,081        $502         $10,030         $483
                                           =======        ====         =======         ====





The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.







 .

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the "Corporation") and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation, ("Hughes") (collectively referred to as "General Motors" or "GM"). The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for all periods presented. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 1998 consolidated financial statements and notes thereto included in GM's Current Report on Form 8-K, dated April 12, 1999 and filed with the Securities and Exchange Commission on April 15, 1999.
   GM presents separate supplemental consolidating financial information for the following businesses: (1) Automotive, Electronics and Other Operations which consists of the design, manufacturing and marketing of cars, trucks, locomotives and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, and vehicle and homeowners insurance. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 1998 were reclassified to conform with the 1999 classifications.

Note 2.  Discontinued Operations

   Delphi is a diverse  supplier of automotive  systems and  components.  Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion. In February 1999, Delphi completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors approved the complete separation of Delphi from GM by means of a tax-free spin-off in which 80.1 percent of the ownership of Delphi, 452.6 million shares of Delphi common stock now owned by GM, will be distributed on a pro-rata basis to owners of GM $1-2/3 par value common stock on May 28, 1999, based on a record date of May 25, 1999. In addition, since GM received a favorable ruling from the Internal Revenue Service on May 3, 1999, GM will contribute the other 2.2% of Delphi shares it owns, 12.4 million shares, to a Voluntary Employee Beneficiary Association (VEBA) trust to fund benefits to hourly retirees.
   The financial data related to GM's investment in Delphi prior to the approved May, 1999 spin-off is classified as discontinued operations for all periods presented. The financial data of Delphi reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business segment of GM during each respective period; they do not reflect many significant changes that will occur in the operations and funding of Delphi as a result of the separation from GM and the IPO. The Delphi financial data classified as discontinued operations reflect the assets and liabilities transferred to Delphi in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). Delphi and Delco Electronics Corporation ("Delco Electronics"), the electronics and mobile communication business that was transferred to Delphi in December 1997, were under the common control of GM during such periods; therefore, the Delphi financial data include amounts relating to Delco Electronics for all periods presented, although Delco Electronics was not integrated with Delphi until December 1997.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $7.5 billion and $7.6 billion for the three months ended March 31, 1999 and 1998, respectively. Income from Delphi discontinued operations of $242 million and $236 million for the three months ended March 31, 1999 and 1998 is reported net of income tax expense of $174 million and $113 million, respectively.










                                    - 9 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 2. Discontinued Operations (concluded)

   The net assets of Delphi were as follows (in millions):

                                               March 31,   Dec. 31,  March 31,
                                                   1999      1998     1998
                                                   ----      ----     ----

Current assets                                  $8,730     $6,405    $6,594
Property and equipment - net                     4,907      4,965     4,696
Deferred income taxes and other assets           4,442      4,136     3,560
Current liabilities                             (4,518)    (4,057)   (3,498)
Long-term debt                                  (1,667)    (3,141)   (3,344)
Other liabilities                               (8,543)    (8,299)   (7,881)
Accumulated translation adjustments                172         68        92
Minority interest related to Delphi               (332)         -         -
                                                ------       ----     -----
   Net assets of discontinued operations        $3,191        $77      $219
                                                 =====         ==       ===

   As a result of the IPO of 17.7% of Delphi's outstanding common shares, GM recorded an increase to stockholders' equity of $1.2 billion in the first quarter of 1999. This amount reflects the IPO proceeds of $1.7 billion, less the cost of GM's investment in Delphi sold in the IPO and the costs of the IPO and establishing Delphi as an independent entity. GM's investment in Delphi was based on GM's investment balance at December 31, 1998 ($77 million), increased for the $1.5 billion net forgiveness of intercompany receivables and Delphi's net income for the period prior to the IPO.
   For financial reporting purposes, the complete separation of Delphi from GM will also be recorded as an equity transaction in the second quarter of 1999. It is estimated that the impact of the IPO and the subsequent complete separation of Delphi will result in a reduction to stockholders' equity of $1.7 billion to $1.9 billion.

Note 3.  Inventories
   Inventories included the following for Automotive, Electronics and Other Operations (in millions):

                                               March 31,   Dec. 31,  March 31,
                                                 1999        1998     1998
                                                 ----        ----     ----

Productive material, work in process,
  and supplie                                  $6,180     $5,377     $5,689
Finished product, service parts, etc.           7,288      6,962      7,297
  Total inventories at FIFO                    13,468     12,339     12,986
   Less LIFO allowance                          1,902      1,902      1,837
                                               ------    -------    -------
     Total inventories (less allowances)      $11,566    $10,437    $11,149
                                               ======     ======     ======

Note 4.  Property - Net
   Property - net included the following for Automotive, Electronics and Other Operations (in millions):

                                               March 31,   Dec. 31,  March 31,
                                                 1999        1998      1998
                                                 ----        ----      ----

Real estate, plants, and equipment             58,585     59,565    $56,213
Less accumulated depreciation                 (33,988)   (34,641)   (32,982)
                                               ------     ------     ------
  Real estate, plants, and equipment - net     24,597     24,924     23,231
  Special tools - net                           7,039      7,298      6,672
                                                -----    -------    -------
    Total property - net                      $31,636    $32,222    $29,903
                                               ======     ======     ======

   Financing and Insurance Operations had net property of $365 million, $386 million, and $251 million recorded in other assets at March 31, 1999, December 31, 1998, and March 31, 1998, respectively.

Note 5.  Postretirement Benefits Other Than Pensions

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

                                    - 10 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 6.  Preferred Securities of Subsidiary Trusts

General Motors - Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
   In July 1997, the General Motors Capital Trust D (Series D Trust) issued approximately $79 million of its 8.67% Trust Originated Preferred Securitiessm (TOPrSsm) Series D, (Series D Preferred Securities), in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital Trust G (Series G Trust) issued approximately $143 million of its 9.87% TOPrS, Series G (Series G Preferred Securities), in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (Trusts) of the common securities of such Trusts, which represent approximately 3 percent of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Series D Trust's sole assets its 8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 and as the Series G Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($79 million with respect to the Series D Debentures and $131 million with respect to the Series G Debentures).
   The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal amount of the Series D Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to August 1, 1999, at a redemption price equal to 105% of the outstanding principal of the Series D Debentures from the Series D expiration date through July 31, 1998, declining ratably on each August 1 thereafter to 100% on August 1, 1999, plus accrued and unpaid interest. The Series D Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series D Debentures.
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets therefore, GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.
---------------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 7.  Common Stock Repurchases

   During the three months ended March 31, 1999, GM used $480 million to acquire approximately 5 million shares of $1-2/3 par value common stock under the Corporation's $4 billion stock repurchase program announced in February 1998. GM also used approximately $499 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans during the three months ended March 31, 1999.













                                    - 11 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 8.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):
                                                           Three Months Ended
                                                               March 31,
                                                             1999        1998
                                                             ----        ----

Net income                                                 $2,062      $1,604
Other comprehensive loss:
  Foreign currency translation adjustments                   (693) (1)   (362)
  Unrealized (losses) gains on securities                     (23)         35
                                                             ----        ----
    Other comprehensive loss                                 (716)       (327)
                                                             ----       -----
   Total comprehensive income                              $1,346      $1,277
                                                            =====       =====

(1)Includes approximately $450 million of translation adjustments associated with the devaluation of the Brazilian Real in the first quarter of 1999.

Note 9.  Earnings Per Share Attributable to Common Stocks

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

                                                            Three Months Ended
                                                                 March 31,
                                                             1999        1998
                                                             ----        ----
Earnings attributable to common stocks
  $1-2/3 par value
    Continuing operations                                  $1,783      $1,338
    Discontinued operations                                   242         236
                                                           ------      ------
     Earnings attributable to $1-2/3 par value             $2,025      $1,574
    Earnings attributable to Class H                          $21         $14

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of Hughes for the respective period.
   Earnings attributable to Class H common stock for the three months ended March 31, 1999 and 1998 represent the ASCNI of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of Class H common stock outstanding during the quarter (106 million) in 1999 and (104 million) in 1998, and the denominator of which was 400 million in 1999 and 1998.
   The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board of Directors (GM Board) to reflect subdivisions or combinations of the Class H common stock and to reflect certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.
    Prior to January 1, 1999, the assumed exercise of stock options had no effect on Class H common stock earnings per share, because to the extent that shares of Class H common stock deemed to be outstanding would increase, such increased shares would also increase the numerator of the fraction used to determine Available Separate Consolidated Net Income (ASCNI).
   Effective January 1, 1999, shares of Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes will increase the denominator of the fraction referred to above. As a result, the earnings per share attributable to Class H common stock will be calculable on both a basic and dilutive basis.

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      (Unaudited)

Note 9.  Earnings Per Share Attributable to Common Stocks (concluded)

   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):



                                    $1-2/3 Par Value Common Stock         Class H Common Stock
                                    -----------------------------         --------------------
                                                     Per Share                           Per Share
                                     Income   Shares   Amount         Income     Shares     Amount
                                     ------   ------   ------         ------     ------     ------
Three Months Ended March 31, 1999

Income from continuing operations    $1,799                             $21
Less:Dividends on preference stocks      16                              -
                                       ----                            ----
Basic EPS
  Income from continuing operations
   available to common stockholders   1,783      654     $2.73           21        106       $0.20
                                                          ====                                ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                        (1)      13                      1          6
                                        ---       --                    ---        ---
Diluted EPS
  Adjusted income from
   continuing operations
   available to common stockholders   $1,782     667     $2.68          $22        112       $0.19
                                       =====     ===      ====           ==        ===        ====


Three Months Ended March 31, 1998

Income from continuing operations    $1,354                             $14
Less:Dividends on preference stocks      16                               -
                                      -----                             ---
Basic EPS
  Income from continuing operations
   available to common stockholders   1,338      682     $1.96           14        104       $0.13
                                                          ====                                ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                          -       11                      -          5
                                     ------    -----                    ---       ----
Diluted EPS
  Adjusted income from
   continuing operations
   available to common stockholders  $1,338      693     $1.93          $14        109       $0.13
                                     ======      ===     =====          ===        ===       =====


                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                      (Unaudited)

Note 10.  Other Income and Other Expenses

  Other income and other expenses consisted of the following (in millions):
                                                           Three Months Ended
                                                               March 31,
                                                           1999         1998
                                                           ----         ----
Other income
  Interest income                                            $544       $576
  Insurance premiums                                          340        369
  Rental car lease revenue                                    448        337
  Mortgage operations investment
    income and servicing fees                                 684        444
  Other                                                       290         95
                                                          -------    -------
    Total other income                                     $2,306     $1,821
                                                            =====      =====

Other expenses
  Provision for financing losses                             $119       $101
  Insurance losses and loss adjustment expenses               261        257
  Other                                                        58        191
                                                             ----        ---
    Total other expenses                                     $438       $549
                                                              ===        ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)
Note 11.  Segment Reporting

   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of General Motors Automotive (GMA), which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM), Hughes, and Other. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. Selected information regarding GM's reportable operating segments and regions are as follows:



                                                      Elimin-                        Total            Other     Total
                         GMNA   GME   GMLAAM   GMAP   ations  GMA    Hughes  Other  Automotive GMAC  Financing Financing
                         ----   ---   ------   ----   ------  ---    ------  ----- ----------- ----  --------- ---------
                                                                         (in millions)
For the Three Months Ended March 31, 1999
Manufactured  products  sales &
revenues:
  External customers   $26,816 $6,066    $967    $583    $ - $34,432  $1,443    $745  $36,620    $ -      $ -      $ -
  Intersegment             502     68      55      37   (662)      -       9      (9)       -      -        -        -
                      -------- ------  ------    ----    --- -------  ------    ----   ------  -----     ----     ----
   Total manufactured
     products           27,318  6,134   1,022     620   (662) 34,432   1,452     736   36,620      -        -        -
Financing revenues           -      -       -       -      -       -       -       -        -  3,277      232    3,509
Other income               750    143      11      27      -     931     183    (211)     903  1,550     (147)   1,403
                      -------- ------  ------    ----    --- -------  ------    ----   ------  -----     ----     ----
Total net sales
  and revenues         $28,068 $6,277  $1,033    $647  $(662)$35,363  $1,635    $525  $37,523 $4,827      $85   $4,912
                        ======  =====   =====     ===    ===  ======   =====     ===   ======  =====       ==    =====

Interest income (a)       $195   $102     $16      $3     $-    $316     $14   $(160)    $170   $413     $(39)    $374
Interest expense          $306    $77     $15      $4     $-    $402      $7   $(215)    $194 $1,513     $138   $1,651
Net income (loss)(b)(c) $1,408   $174    $(25)   $(60)   $13  $1,510     $78    $101   $1,689   $392     $(19)    $373

Segment assets (d)     $71,825$17,869  $4,173  $1,259  $(870)$94,256 $12,990 $13,440 $120,686$131,648   $(599)$131,049

For the Three Months Ended March 31, 1998
Manufactured  products  sales &
revenues:
  External customers   $25,085 $5,212  $1,995    $728     $- $33,020  $1,285    $588  $34,893    $ -      $ -      $ -
  Intersegment             804    185      29       - (1,018)      -       6     (6)        -      -        -        -
                      -------- ------  ------    ----    --- -------  ------    ----   ------  -----     ----     ----
   Total manufactured
     products           25,889  5,397   2,024     728 (1,018) 33,020   1,291     582   34,893      -        -        -
Financing revenues           -      -       -       -      -       -       -       -       -   3,107      203    3,310
Other income               538    136      64      26      -     764      48    (135)     677  1,213      (69)   1,144
                      -------- ------  ------    ----    --- -------  ------    ----   ------  -----     ----     ----
Total net sales
  and revenues         $26,427 $5,533  $2,088    $754$(1,018)$33,784  $1,339    $447  $35,570 $4,320     $134   $4,454
                        ======  =====   =====     ===  =====  ======   =====     ===   ======  =====      ===    =====

Interest income (a)       $117   $136     $28      $1     $-    $282     $38   $(124)    $196   $351      $29     $380
Interest expense          $149   $104     $26      $2     $-    $281      $3    $(89)    $195 $1,384      $(9)  $1,375
Net income (loss) (b) (c) $841    $99     $53      $6    $(7)   $992     $54    $194   $1,240   $349       15     $364

Segment assets (d)     $68,661$16,976  $5,809  $1,554  $(633)$92,367 $12,461  $9,930 $114,758$114,700     $75 $114,775



(a)  Interest income is included in other income.
(b)The amount for Other includes income from discontinued operations of $242 million and $236 million for the three months ended March 31, 1999 and 1998, respectively.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million for both 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(d)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $421 million and $442 million, for 1999 and 1998, respectively, related to GM's acquisition of Hughes Aircraft Company. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 12.  Contingent Matters

   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided a process for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. In an attempt to resolve the dispute, Hughes gave notice to Raytheon to commence an arbitration process pursuant to the procedures under the merger agreement. Raytheon responded by filing an action in Delaware Chancery Court which seeks to enjoin the arbitration as premature. That litigation is now inactive and Raytheon and Hughes are now proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.
     On April 28, 1999, Hughes acquired PRIMESTAR's medium-power direct-to-home business (See Note 13 below). In a related transaction, Hughes also agreed on January 22, 1999 to acquire the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly owned subsidiary of TCI Satellite Entertainment, Inc. The transactions will be accounted for using the purchase method of accounting. The purchase price for the Tempo Satellite assets consists of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched. The remaining $350 million is for an in-orbit satellite and related satellite orbital frequencies. Such amount is payable upon Federal Communications Commission approval of the transfer of the 11 frequencies, which is expected in mid-1999. There can be no assurance that the Federal Communications Commission will approve this transfer or that this portion of the Tempo transaction will be consummated.
   On February 24, 1999, the Department of Commerce notified Hughes that it intended to deny a U.S. government export license Hughes was required to obtain in connection with a contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. ("APMT") for the provision of a satellite-based mobile telecommunications system. As a result, APMT and Hughes terminated the contract on April 9, 1999, resulting in a pre-tax charge to Hughes' earnings of $92 million in the first quarter of 1999.
   Hughes had maintained a suit against the U.S. government since September 1973 regarding the U.S. government's infringement and use of a Hughes patent covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites (the "Williams Patent"). In April 1998, the U.S. Court of Appeals for the Federal Circuit reaffirmed earlier decisions in the Williams Patent case including the award of $114 million in damages, plus interest. In March 1999, Hughes received and recognized as income a $155 million payment from the U.S. government as a final disposition of the suit.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial statements.

Note 13.  Subsequent Events
   On April 5, 1999, GM redeemed, at face value, its Series B 9-1/8% Preference Stock. The approximately 20 million outstanding depositary shares had a face value of approximately $500 million.
     On April 28, 1999, Hughes acquired PRIMESTAR's medium-power direct-to-home business. This transaction will be accounted for using the purchase method of accounting. The purchase price for the direct-to-home business consisted of $1.1 billion in cash and 4,871,448 shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of Class H common stock at the time the acquisition agreement was signed.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the consolidated financial statements and notes thereto along with the MD&A included in GM's Current Reports on Form 8-K, dated April 12, 1999 and filed with the Securities and Exchange Commission on April 15, 1999 and April 21, 1999, respectively, Hughes Electronics Corporation (Hughes) financial statements and MD&A for the period ended December 31, 1998, included as Exhibit 99 to GM's 1998 Annual Report on Form 10-K, the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 1998, the Hughes financial statements and MD&A for the period ended March 31, 1999, included as Exhibit 99 to this GM Quarterly Report on Form 10-Q for the period ended March 31, 1999, and the GMAC Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as basic.
   GM presents separate supplemental consolidating financial information for the following businesses: Automotive, Electronics and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of:

   . General Motors Automotive (GMA), is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM). GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates:
      Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac.
   . Hughes includes activities relating to designing, manufacturing, and marketing advanced technology electronic systems, products, and services for the satellite & wireless communications industries.
   . The Other segment includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions and the elimination of intersegment transactions.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   In the first quarter of 1999, GM's consolidated income from continuing operations totaled $1.8 billion or $2.73 per share of $1-2/3 par value common stock, which represents an increase of $452 million compared with $1.4 billion or $1.96 per share of $1-2/3 par value common stock in the first quarter of 1998.
   On April 12, 1999, the GM Board of Directors approved the complete separation of Delphi from GM by means of a tax-free spin-off and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for the first quarter of 1999, including the income from discontinued operations totaled $2.1 billion or $3.10 per share of $1-2/3 par value common stock compared with $1.6 billion or $2.31 per share of $1-2/3 par value common stock in the first quarter of 1998. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements.


Automotive, Electronics and Other Operations

   Highlights of financial performance by GM's Automotive, Electronics and Other Operations business were as follows for the three months ended March 31, (in millions):

                                                   1999          1998
                                                   ----          ----
Manufactured products sales and revenues
GMA                                              $34,432     $33,020
Hughes                                             1,452       1,291
Other                                                736         582
                                                --------    --------
  Manufactured products sales and revenues       $36,620     $34,893

Net income (loss)
GMA                                               $1,510        $992
Hughes                                                78          54
Other                                               (141)        (42)
                                                  ------      ------
  Income from continuing operations                1,447       1,004
Discontinued operations                              242         236
                                                  ------      ------
  Net income                                      $1,689      $1,240
                                                   =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights

                                                   Three Months Ended
                                                       March 31,
                                                   1999          1998
                                                   ----          ----
                                                  (Dollars in Millions)
GMNA
Manufactured products sales and revenues         $27,318     $25,889

Pre-tax income                                     2,097       1,224
Income tax expense                                   665         386
Earnings of nonconsolidated associates
  and minority interests                             (24)          3
                                                  ------       -----
GMNA income                                       $1,408        $841
                                                   =====         ===


GME
Manufactured products sales and revenues          $6,134      $5,397
                                                   -----       -----

Pre-tax income                                       281         203
Income tax expense                                   105          91
Earnings of nonconsolidated associates
  and minority interests                              (2)        (13)
                                                   -----         ---
GME income                                          $174         $99
                                                     ===          ==


GMLAAM
Manufactured products sales and revenues          $1,022      $2,024
                                                   -----       -----

Pre-tax (loss) income                                (58)         16
Income tax benefit                                   (36)        (19)
Earnings of nonconsolidated associates
  and minority interests                              (3)         18
                                                    ----          --
GMLAAM (loss) income                                $(25)        $53
                                                     ====         ==


GMAP
Manufactured products sales and revenues            $620        $728
                                                     ---         ---

Pre-tax loss                                         (25)         (8)
Income tax benefit                                    (6)          -
Earnings of nonconsolidated associates
  and minority interests                             (41)         14
                                                     ---          --
GMAP (loss) income                                  $(60)         $6
                                                     ===           =



GMA (1)
Manufactured products sales and revenues         $34,432     $33,020

Pre-tax income                                     2,315       1,422
Income tax expense                                   735         452
Earnings of nonconsolidated associates
  and minority interests                             (70)         22
                                                 -------       -----
GMA income                                        $1,510        $992
                                                   =====         ===



(1) GMA's results include eliminations of transactions among GMNA, GME, GMLAAM, and GMAP.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                         Three Months Ended March 31,
                                   1999                          1998
                          ------------------------     ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          --------  --    --------      --------  --    --------
                                            (Units in Thousands)

GMNA
United States
  Cars                   2,019     628     31.1%       1,873     571     30.5%
  Trucks                 2,011     533     26.5%       1,750     523     29.9%
                         -----     ---                 -----     ---
  Total United States    4,030   1,161     28.8%       3,623   1,094     30.2%
Canada and Mexico          463     144     31.1%         450     129     28.7%
                           ---     ---                   ---     ---

Total GMNA               4,493   1,305     29.0%       4,073   1,223     30.0%
GME                      5,282     509      9.6%       5,020     492      9.8%
GMLAAM                     800     125     15.6%       1,070     173     16.1%
GMAP                     3,065      98      3.2%       2,993     124      4.2%
                         -----      --                 -----     ---

Total Worldwide         13,640   2,037     14.9%      13,156   2,012     15.3%
                        ======   =====                ======   =====


                                   Three Months Ended
                                      March  31,
                              -----------------------
                                 1999           1998
                              ---------      ---------
                                (Units in Thousands)
Wholesale Sales

GMNA
  Cars                           780            662
  Trucks                         714            675
                                 ---            ---
    Total GMNA                 1,494          1,337
                               -----          -----
GME
  Cars                           433            384
  Trucks                          37             37
                                  --             --
    Total GME                    470            421
                                 ---            ---
GMLAAM
  Cars                            75            108
  Trucks                          47             70
                                  --             --
    Total GMLAAM                 122            178
                                 ---            ---
GMAP
  Cars                            38             46
  Trucks                          54             69
                                  --             --
    Total GMAP                    92            115
                                  --            ---

Total Worldwide                2,178          2,051
                               =====          =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA reported income of $1.5 billion for the 1999 first quarter compared with income of $992 million for the prior year quarter. The increase in income from the prior year quarter was primarily due to higher wholesale sales volume, continued improvement in the profitability of new vehicles, and lower material and engineering costs. These factors also contributed to the strong improvement in GMA's net margin to 4.4% for the first quarter of 1999 from 3.0% for the first quarter of 1998.
   Manufactured products sales and revenues for GMA in the first quarter of 1999 were $34.4 billion compared with $33.0 billion in the first quarter of 1998. The increase in manufactured products sales and revenues from the prior year quarter was primarily due to a 127,000 unit increase in wholesale sales volumes.
   Pre-tax income for the first quarter of 1999 was $2.3 billion compared with $1.4 billion for the first quarter of 1998. The increase in pre-tax income from the prior year quarter was primarily due to higher wholesale sales volumes, continued improvement in the profitability of new vehicles, and lower material and engineering costs.
   GMA's worldwide vehicle deliveries were 2,037,000 for the first quarter of 1999, which represented a market share of 14.9% compared with 2,012,000 for the first quarter of 1998, which represented a market share of 15.3%. GMNA's market share for the first quarter of 1999 was 29.0% compared with 30.0% for the first quarter of 1998.
   GMNA reported income of $1.4 billion for the 1999 first quarter compared with $841 million for the prior year quarter. The improvement in GMNA's 1999 first quarter income was primarily due to higher wholesale sales volumes, continued improvement in the cost and profitability of new vehicles, and lower material and engineering costs, partially offset by lower net price. Net price comprehends the percent increase/decrease a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period.
   GME reported income of $174 million for the 1999 first quarter compared with $99 million in the prior year quarter. The improvement in GME's 1999 first quarter income was primarily due to higher wholesale sales volumes and improved pricing, partially offset by increased design cost associated with the Astra.
   GMLAAM reported a loss of $25 million for the 1999 first quarter compared with income of $53 million for the prior year quarter. The decrease in 1999 first quarter earnings compared to 1998 first quarter results was primarily due to lower vehicle deliveries and wholesale sales due to the ongoing economic crisis throughout Latin America.
   GMAP reported a loss of $60 million for the 1999 first quarter compared with income of $6 million for the prior year quarter. The decrease in 1999 first quarter earnings compared to 1998 first quarter results was primarily due to decreased equity earnings at Isuzu due to the economic downturn in Asia and continued spending associated with GMAP's growth strategy.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights


                                            Three Months Ended
                                                March 31,
                                           1999           1998
                                           ----           ----
                                          (Dollars in Millions Except
                                              Per Share Amounts)

Revenues                                  $1,452        $1,291
                                           -----         -----
Pre-tax income                               133           107
Income tax expense                            36            31
Minority interests                             7             1
Losses in nonconsolidated associates         (31)          (29)
                                             ----          ----
    Net income                              $ 73          $ 48
                                             ===           ===

   Earnings used for computation of Available
    Separate Consolidated Net Income (1) (2) $78           $54

   Earnings per share attributable
    to Class H common stock (2)            $0.20         $0.13
------------
(1)Excludes amortization of GM purchase accounting adjustments of $5 million in both periods related to GM's acquisition of Hughes Aircraft Company (HAC) in 1985.
(2)1998 results exclude the cumulative effect of accounting change of $9 million, after tax, due to Hughes' adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities. GM has reported the $9 million charge in fourth quarter 1998 results and Hughes reported the change as a restatement of first quarter 1998 results.

Hughes Financial Review

   Revenues increased to $1.5 billion in the first quarter of 1999, compared with $1.3 billion in the first quarter of 1998. The first quarter 1999 revenue growth was primarily attributable to continued strong subscriber growth and higher average monthly revenues per subscriber at the DIRECTV(R) businesses.
   Hughes experienced an operating loss, excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, of $37 million in the first quarter of 1999 compared with operating profit and operating profit margin, on the same basis, of $84 million and 6.5%, respectively, in the first quarter of 1998. The first quarter 1999 operating loss was principally a result of a one-time pre-tax charge of $92 million resulting from the termination of the Asia-Pacific Mobile Telecommunications satellite system (APMT) contract due to export licenses not being issued. Excluding the APMT one-time pre-tax charge, operating profit was $55 million, a decrease of $29 million compared to the prior year that is primarily attributable to higher depreciation due to additions to PanAmSat's satellite fleet and increased goodwill amortization primarily related to the purchase of an additional 9.5% interest in PanAmSat.
   Pre-tax income was $133 million in the first quarter of 1999, compared with $107 million in the same period of 1998. The increase in the first quarter of 1999 primarily resulted from a $155 million pre-tax gain related to the settlement of the Williams Patent infringement case (as discussed below). The gain was offset in part by the pre-tax charge to earnings of $92 million resulting from the termination of the APMT contract, the increase in depreciation and amortization expense discussed above and a decrease in interest income of $24 million. The decrease in interest income was due to a decrease in cash and cash equivalents as a result of additional equity investments, acquisitions, capital expenditures and working capital requirements. Also affecting the year to year comparison was a $10 million charge in 1998 for uncollectible amounts due from certain customers.
   The effective income tax rate for the first quarter of 1999 was 27.1%, compared with 29.0% for the first quarter of 1998. The effective income tax rate in 1999 benefited from the favorable resolution of tax contingencies related to prior years.
   Excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, Hughes' earnings used for computation of available separate consolidated net income for the first quarter of 1999 were $78 million compared with $54 million in the first quarter of 1998.
     On February 24, 1999, the Department of Commerce notified Hughes that it intended to deny a U.S. government export license Hughes was required to obtain in connection with a contract with APMT for the provision of a satellite-based mobile telecommunications system. As a result, APMT and Hughes terminated the contract on April 9, 1999, resulting in a pre-tax charge to Hughes' earnings of $92 million in the first quarter of 1999.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

   Hughes had maintained a suit against the U.S. government since September 1973 regarding the U.S. government's infringement and use of a Hughes patent covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites (the "Williams Patent"). In April 1998, the U.S. Court of Appeals for the Federal Circuit reaffirmed earlier decisions in the Williams Patent case including the award of $114 million in damages, plus interest. In March 1999, Hughes received and recognized as income a $155 million payment from the U.S. government as a final disposition of the suit.
   On January 22, 1999, Hughes agreed to acquire PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business and the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. The transactions will be accounted for using the purchase method of accounting. On April 28, 1999, the acquisition of PRIMESTAR's direct-to-home business was completed. The purchase price consisted of $1.1 billion in cash and 4,871,448 shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of Class H common stock at the time the acquisition agreement was signed. The purchase price for the Tempo
Satellite  assets  consists of $500   million in cash. Of this purchase  price,
$150   million was paid on March 10, 1999 for a satellite that has not yet been launched. The remaining $350 million is for an in-orbit satellite and related satellite orbital frequencies. Such amount is payable upon Federal Communications Commission approval of the transfer of the 11 frequencies, which is expected in mid-1999. There can be no assurance that the Federal Communications Commission will approve this transfer or that this portion of the Tempo Satellite transaction will be consummated.
   In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. (USSB). USSB
provides direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. USSB launched its service in June 1994 and, as of March 31, 1999, had more than 2.2 million subscribers nationwide, over 90% of whom are also DIRECTV subscribers. The acquisition will be accounted for using the purchase method of accounting. The purchase price, consisting of cash and GM Class H common stock, will be determined at closing based upon an agreed-upon formula and will not exceed $1.6 billion in the aggregate. Subject to certain limitations in the merger agreement, USSB shareholders will be entitled to elect to receive cash or shares of GM Class H common stock. The amount of cash to be paid in the merger cannot be less than 30% or greater than 50% of the aggregate purchase price with the remaining consideration consisting of GM Class H common stock. The merger, which is subject to USSB shareholder approval, is expected to close in the second quarter of 1999.
     In 1998, PanAmSat adopted a comprehensive satellite expansion and restoration plan pursuant to which PanAmSat would expand its fleet of satellites in 1999 and 2000. The additional satellites are intended to meet the expected demand for additional satellite capacity, replace capacity affected by satellite anomalies, and provide added backup to existing capacity. In connection with the plan, seven satellites are under construction by Hughes Space and Communications Company ("HSC"). As a result of manufacturing delays being experienced by HSC, however, it is expected that there will be delays in the launch of these satellites. PanAmSat now expects to launch one additional satellite in 1999, followed by five satellites in 2000 and one in 2001. It is expected that these delays will result in 1999 revenues and earnings at PanAmSat that are significantly lower than previously anticipated. A substantial portion of these revenues and earnings previously anticipated in 1999 are expected to be recognized in future years after the satellites commence commercial service.
     Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance of debt securities from time to time. Hughes expects to issue between $500 million and $1 billion of these securities in the third and fourth quarters of 1999. GM filed on May 5, 1999, a registration statement on Form S-3 with the Commission with respect to a proposed issuance of $500 million of Class H common stock plus a customary over-allotment option. GM will contribute to Hughes the net proceeds from the Class H offering, together with an additional $500 million on or about the closing of the equity offering which is expected to be completed by mid 1999. Hughes will use these funds principally to repay debt Hughes incurred in connection with the PRIMESTAR/Tempo Satellite and USSB transactions.
   On March 17, 1999, Hughes announced its intent to make an initial investment of $1.4 billion in the Spaceway(TM) satellite system. The Spaceway system, when completed, will provide for high speed, two-way communications of video, voice and data direct to companies and individual consumers. Hughes expects that the initial investment will allow it to build three high-powered satellites to provide broadband network services "on demand" for video-conferencing, data transfer and other purposes in North America in 2002. Hughes is currently investigating subsequent phases in which Hughes would provide Spaceway services to most of the world using high-orbit satellites as well as complementary services from a low-orbit system. These subsequent phases would require significant additional investment.

Financing and Insurance Operations

  Highlights of financial performance by GM's Financing and Insurance Operations business were as follows for the three months ended March 31, (in millions):

                                                 1999        1998
Financing revenues
GMAC                                           $3,277      $3,107
Other                                             232         203
                                               ------      ------
  Total                                        $3,509      $3,310
                                                =====       =====

Net income
GMAC                                             $392        $349
Other                                             (19)         15
                                                 ----        ----
  Total                                          $373        $364
                                                  ===         ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Highlights

                                                Three Months Ended
                                                    March 31,
                                                 1999        1998
                                                 ----        ----
                                              (Dollars in Millions)
Financing revenues
  Retail and lease financing                   $1,006        $902
  Operating leases                              1,795       1,785
  Wholesale and term loans                        476         420
                                                -----       -----
    Total financing revenues                    3,277       3,107
Interest and discount                           1,513       1,385
Depreciation on operating leases                1,188       1,178
                                                -----       -----
    Net financing revenue                         576         544
Insurance premiums earned                         447         471
Mortgage revenue                                  728         417
Other income                                      374         331
                                                -----       -----
    Net financing revenue and other             2,125       1,763
Expenses                                        1,484       1,248
                                                -----       -----
Pre-tax income                                    641         515
Income tax expense                                249         166
                                                  ---         ---
    Net income                                   $392        $349
                                                  ===         ===

Net income from automotive financing operations  $229        $246
Net income from mortgage operations                98          23
Net income from insurance operations               65          80
                                                 ----        ----
    Net income                                   $392        $349
                                                  ===         ===

GMAC Financial Review

   GMAC's consolidated first quarter net income for 1999 totaled $392 million, a 12% increase from the first quarter of 1998. Net income from automotive financing operations was down 7% from the same period in 1998 primarily as a result of a significantly lower effective tax rate in the first quarter of 1998.
   Earnings from insurance operations decreased by 19% during the first quarter of 1999, compared to the same period during 1998. Earnings were lower principally from reduced investment income and lower underwriting results from personal lines coverages. Investment income was reduced as a result of declining interest rates and a shift in asset mix toward equity securities.
   Net income from mortgage operations during the first quarter of 1999 increased to a record level, posting a $75 million increase over results from the comparable period in 1998. Earnings increased as a result of improved liquidity and tighter credit spreads in the capital markets and the benefits of certain asset positions carried over from the fourth quarter of 1998. The strong period-over-period comparison also reflects unusually low earnings in the first quarter of 1998, which were negatively impacted by accelerated prepayment experience on mortgage assets.
   During the first quarter of 1999, GMAC financed 40.2% of new GM vehicle retail deliveries in the United States, down from 43.4% compared to the same period last year. The decline in financing penetration was primarily the result of competitive market conditions.
    In the United States, inventory financing was provided for 868,000 and 725,000 new GM vehicles, representing 66.9% and 62.8% of all GM sales to dealers during the first quarter of 1999 and 1998, respectively. The increase in wholesale penetration levels was a result of competitive pricing strategies by GMAC.
    GMAC's automotive financing revenue for the first quarter of 1999 totaled $3.3 billion, an increase of $170 million compared to the first quarter of 1998. The increase was mainly due to higher average retail and wholesale receivable balances which resulted from aggressive retail financing incentives sponsored by GM and competitive wholesale pricing by GMAC.
    Net automotive financing revenue combined with mortgage revenue, insurance premiums, and other income totaled $2.1 billion for the three months ended March 31, 1999, a $362 million increase over the comparable 1998 period. The increase was primarily the result of continued growth at GMACMG and the higher automotive financing revenues mentioned above, partially offset by lower insurance premiums earned.






                                     - 24 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

    GMAC's worldwide cost of borrowing, including the effects of derivatives, for the first quarter of 1999 averaged 5.52% compared to 6.11% for the same period in 1998. Total borrowing costs for U.S. operations averaged 5.44% for the first quarter of 1999, compared to 6.11% for the same period in 1998. The decrease in average borrowing costs was largely the result of lower U.S. interest rates and a greater proportion of floating rate debt compared to fixed rate debt.
    Expenses in the first quarter of 1999 increased by $236 million over the comparable period a year ago. The increase was mainly attributable to continued growth at GMACMG.
    GMAC's effective income tax rate was 38.9% and 32.2% for the three months ended March 31, 1999 and March 31, 1998, respectively. The comparative increase in the effective tax rate can be attributed to a significantly lower effective tax rate for the first quarter of 1998 due to a decrease in U.S. and foreign taxes assessed on foreign source income.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000  (concluded)

   In addition to the work for which GM has direct financial responsibility, EDS is providing Year 2000-related services to GM, as required under the Master Service Agreement. These services are being provided by EDS as part of normal fixed price services and other on-going payments to EDS. GM's current forecast is that its total direct expenditures, and the value of services performed by EDS attributable to GM's Year 2000 program, will be between approximately $710 million and $780 million for its entire Year 2000 program. Of this amount, GM currently expects its total Year 2000 direct spending to be between approximately $450 million and $520 million, with peak spending occurring in the last quarter of 1998, and early in 1999. This total direct spending estimate includes an additional payment of $75 million that GM has agreed to pay to EDS at the end of the first quarter of 2000 if systems remediated by EDS under the Master Service Agreement do not cause a significant business disruption that results in a material financial loss to GM due to the millennium change. The estimated value of the services that EDS is required to provide to GM under the Master Service Agreement, attributable to work being performed in connection with GM's Year 2000 program, is approximately $335 million.
   GM incurred approximately $55 million of Year 2000 expense during the first three months of 1999, approximately $145 million of Year 2000 expense during 1998 and approximately $40 million in 1997, of which, about $14 million, $40 million and $7 million was incurred on behalf of Delphi for first quarter 1999 and for the years ending 1998 and 1997, respectively. Also, the estimated value of services provided to GM by EDS during the first three months ending March 31, 1999 and for the years ending 1998 and 1997 under the Master Service Agreement attributable to work performed in connection with GM's Year 2000 program was approximately $280 million. Thus, the total direct expenditures by GM, and value of Year 2000-related services performed by EDS during the first three months ending March 31, 1999 and for the years ending 1998 and 1997, attributable to GM's Year 2000 program, amounted to approximately $520 million.
   Despite the incremental Year 2000 spending expected to be incurred throughout the Corporation, GM's current business plan projects continued declining information technology expenses. GM's total Year 2000 costs noted above do not include information technology projects that have been accelerated due to Year 2000, which are estimated to be approximately $30 million.
   In view of the foregoing, GM does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GM and third parties that are critical to GM's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GM's ability to carry on its normal operations in the area or areas so affected. In the event that GM is unable to complete its remedial actions as described above and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GM's business, results of operations or financial condition.
   The foregoing discussion describes the Year 2000 program being implemented by GM and its consolidated subsidiaries other than Hughes. Information about the Year 2000 efforts of Hughes can be found in Exhibit 99.
   Statements made herein about the implementation of various phases of GM's Year 2000 program, the costs expected to be associated with that program and the results that GM expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GM will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GM. Accordingly, the costs and results of GM's Year 2000 program and the extent of any impact on GM's operations could vary materially from those stated herein.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Electronics and Other Operations

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at March 31, 1999 totaled $16.2 billion compared with $15.4 billion at March 31, 1998 and $13.1 billion at December 31, 1998. During 1997, GM elected to pre-fund part of its other postretirement benefits liability, which is primarily related to postretirement health care expenses, by creating a VEBA trust. The total VEBA assets, which approximated $4.6 billion at March 31, 1999 compared to $4.6 billion at December 31, 1998 and $3.0 billion at March 31, 1998, had the effect of reducing GM's postretirement benefits liability on the consolidated balance sheet.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $5.3 billion at March 31, 1999, compared with $1.8 billion at December 31, 1998 and $5.3 billion at March 31, 1998. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $7.0 billion at March 31, 1999, compared to $7.1 billion at December 31, 1998 and $5.8 billion at March 31, 1998. The ratio of long-term debt to long-term debt and GM investment in Automotive, Electronics and Other Operations was 51.4% at March 31, 1999, compared to 58.1% at December 31, 1998 and 42.8% at March 31, 1998. The ratio of long-term debt and short-term loans payable to the total of this debt and GM investment was 54.3% at March 31, 1999, compared to 61.8% at December 31, 1998 and 47.8% at March 31, 1998.

Financing and Insurance Operations

   GM's Financing and Insurance Operations primarily consist of GMAC. At March 31, 1999, GMAC owned assets and serviced automotive receivables totaling $140.7 billion, $2.0 billion above year-end 1998, and $15.1 billion above March 31, 1998. Earning assets totaled $124.7 billion at March 31, 1999, compared to $125.1 billion and $109.1 billion at December 31 and March 31, 1998, respectively. The higher balances compared to the first quarter of last year primarily reflects increases in on-balance sheet finance receivables as well as higher operating lease assets, partially offset by a decline in sold wholesale receivables.
   GMAC's finance receivables, including sold receivables, totaled $85.1 billion at March 31, 1999, $5.2 billion above December 31, 1998 levels and $9.6 billion above March 31, 1998 levels. The change since December 31, 1998 can be attributed to a $3.4 billion increase in on-balance sheet wholesale receivables and a $1.8 billion increase in serviced retail receivables. The year-to-year change primarily resulted from increases of $4.7 billion, $4.3 billion and $2.4 billion in the on-balance sheet retail, wholesale and term loans receivable portfolios, respectively. Also contributing to the year-to-year increase, sold retail receivables (including the retained subordinated interest portion) increased by $800 million. Offsetting these increases, sold wholesale receivables decreased $2.6 billion, primarily attributable to the scheduled wind down of a revolving wholesale trust.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, term notes, and underwritten issuances. GMAC's borrowings outstanding at March 31, 1999 totaled $105.3 billion, compared with $106.2 billion at December 31, 1998 and $90.1 billion at March 31, 1998. GMAC's ratio of debt to total stockholder's equity at March 31, 1999 was 10.5:1, down from 10.8:1 at December 31, 1998 and up from 9.9:1 at March 31, 1998. The higher borrowings, as compared to March 31, 1998, were principally used to fund increased earning asset levels.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $42.0 billion at March 31, 1999, compared to $42.9 billion at year-end 1998 and $40.0 billion at March 31, 1998. The unused portion of these credit lines totaled $32.4 billion at March 31, 1999, $800 million lower and $1.3 billion higher than December 31 and March 31, 1998, respectively.

Book Value Per Share

   Book value per share of $1-2/3 par value common stock was $22.40 at March 31, 1999, compared with $20.00 at December 31, 1998 and $22.13 at March 31, 1998.
Book value per share of Class H common stock was $13.44 at March 31, 1999, compared with $12.00 at December 31, 1998 and $13.28 at March 31, 1998. Book value per share was determined based on the liquidation rights of the various classes of common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the Board of Directors. Annualized RONA for the three months ended March 31, 1999 was 15.6%.

CASH FLOWS

Automotive, Electronics and Other Operations

   Net cash provided by operating activities was $9.2 billion for the first quarter of 1999 compared with $3.0 billion for the first quarter of 1998. The increase in net cash provided by operating activities for the first quarter 1999 compared to the first quarter 1998 was primarily the result of increases in operating liabilities. These were primarily related to increases in accounts payable resulting from an extension of payment terms and increases in accrued and other liabilities.
   Net cash used in investing activities amounted to $4.9 billion for the first quarter of 1999 compared with $1.1 billion in the prior year quarter. The increase in net cash used in investing activities during the 1999 first quarter was primarily attributable to the level of investments in marketable securities and operating leases.
   Net cash used in financing activities was $1.4 billion for the first quarter of 1999 compared with $922 million in the prior year quarter. The increase in cash used for financing activities for the first quarter 1999 was primarily due to net decreases in loans payable and long-term debt, partially offset by reduced stock repurchases.

Financing and Insurance Operations

   Cash provided by operating activities totaled $5.9 billion and $2.3 billion during the three months ended March 31, 1999 and 1998, respectively. The additional operating cash flow was primarily the result of a net decrease in mortgage loan originations and higher proceeds from sales of mortgage securities held for trading, partially offset by a decline in the payables due to GM.
   Cash used for investing activities during the first quarter of 1999 totaled $5.1 billion, a $938 million decrease compared to the same period last year. Cash usage decreased primarily as a result of higher sales of retail receivables proceeds and a reduction in notes due from GM, partially offset by net increases in acquisitions of finance receivables and available for sale securities.
   Cash used in financing activities during the three months ended March 31, 1999 totaled $922 million, compared with cash provided of $3.1 billion during the comparable 1998 period. The change was primarily the result of reductions in short-term debt and notes payable to GM, partially offset by an increase in long-term debt.

Dividends

   Dividends may be paid on common stocks only when, as and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 3, 1999, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, payable June 10, 1999. The GM Board also declared quarterly dividends on the Series D and Series G Depositary Shares of $0.495 and $0.57 per share, respectively, payable August 2, 1999. The Series B preference stock was redeemed on April 5, 1999, and as a result, the amount paid out on that date to the Series B shareholders of record included accrued and unpaid dividends as part of the total redemption price. With respect to Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide employment at March 31, (in thousands)  1999        1998
                                                  ----        ----
  GMNA                                            222         233
  GME                                              81          78
  GMLAAM                                           23          28
  GMAP                                             10          10
  GMAC                                             24          22
  Hughes                                           16          15
  Other                                            11          10
                                                 ----        ----
    Total employees                               387         396

Worldwide payrolls - (in billions)               $5.4        $5.3



                                     PART II

ITEM 1.  LEGAL PROCEEDING

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 1999 or subsequent thereto, but before the filing of this report are summarized below.

Environmental Matters

   On March 18, 1999, the Powertrain Plant in Massena, New York entered into an Administrative Order on Consent with the New York Department of Environmental Conservation and agreed to pay an administrative fine of $200,000 to resolve alleged violations of federal and state air regulations. The alleged violations involved the lack of proper documentation and certain formal approvals and are not related to any degradation to the environment.

                                       ***
Other Matters

   On or about October 25, 1996, an action was commenced by Comsat Corporation against PanAmSat, News Corporation Limited and Grupo Televisa, S.A., in the United States District Court for the Central District of California. The complaint alleges that News Corp. wrongfully terminated an agreement with Comsat for the lease of transponders on an Intelsat satellite over the term of a five-year lease, breached certain alleged promises related to such agreement, and breached its alleged obligations under a tariff filed by Comsat with the Federal Communications Commission. As to PanAmSat, the complaint alleges that PanAmSat, alone and in conspiracy with Grupo Televisa, intentionally interfered with the alleged agreement and with Comsat's economic relationship with News Corp. Comsat had previously filed a similar action in the United States District Court for the District of Maryland. By order dated October 10, 1996, the Maryland District Court dismissed without prejudice the complaint in that action on the ground that the court lacked personal jurisdiction over all of the defendants. The complaint in the present action seeks actual and consequential damages, and punitive or exemplary damages in an amount to be determined at trial. PanAmSat believes this action is without merit. It intends to vigorously contest this matter, although there can be no assurance that PanAmSat will prevail. Following the completion of pretrial discovery, all defendants moved for summary judgment dismissing the case. These motions are awaiting action by the court. If PanAmSat were not to prevail, the amounts involved could be material to PanAmSat.

                                       ***

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. In an attempt to resolve the dispute, Hughes gave notice to Raytheon to commence an arbitration process pursuant to the procedures under the merger agreement. Raytheon responded by filing an action in Delaware Chancery Court which seeks to enjoin the arbitration as premature. That litigation is now inactive and Raytheon and Hughes are now proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.

                                       ***

   In November 1996, Personalized Media Communications, Inc. brought an International Trade Commission proceeding against DIRECTV, U.S. Satellite Broadcasting Company, Hughes Network Systems and other manufacturers of receivers for the DIRECTV system. Personalized Media sought to prevent importation of certain receivers manufactured in Mexico, alleging infringement of one of its patents. During 1997, the International Trade Commission held for DIRECTV and other respondents on all claims at issue, finding each to be invalid. Personalized Media appealed these adverse rulings to the Court of Appeals for the Federal Circuit. During 1998, the Court of Appeals affirmed the lower holdings as to three of the claims, and remanded to the International Trade Commission for further deliberation on a remaining claim. Also in 1996, Personalized Media filed a related action in the U.S. District Court for the Northern District of California. This case has been stayed pending outcome of the International Trade Commission proceeding. The complaint alleges infringement and willful infringement of three Personalized Media patents, and seeks unspecified damages, trebling of damages, an injunction and attorneys' fees. Hughes denies that it engaged in acts of infringement of the asserted patents and intends to vigorously contest these claims.

                                       ***

   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the crash of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. Hughes does not expect the grand jury investigation or State
Department review to result in a material adverse effect upon its business. However, there can be no assurance as to those conclusions.

                                       ***

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (concluded)

   On June 11, 1998, Afro-Asian Satellite Communications (Gibraltar) Ltd. requested formal arbitration with the London Court of International Arbitration regarding a contractual dispute with Hughes Space and Communications International, Inc. Afro-Asian Satellite Communications and Hughes Space and Communications entered into a contract on May 22, 1995 whereby Hughes Space and Communications was to design and provide a geomobile telecommunications system, known as the Agrani System, consisting of two satellites, associated ground stations and other related hardware and software. The value of the contract was $671,145,000. In its request to the London Court, Afro-Asian Satellite
Communications is claiming that Hughes Space and Communications failed to perform its obligations under the contract and that Afro-Asian Satellite Communications was therefore entitled to terminate the contract, which it purported to do by letter dated January 25, 1996. Afro-Asian Satellite Communications is now seeking from Hughes Space and Communications approximately $45,000,000 (representing repayment of monies paid to Hughes Space and Communications, interest, and limited reprocurement costs). Hughes Space and Communications' position is that it performed its obligations under the contract and that it was not fully paid by Afro-Asian Satellite Communications. As a result, Hughes Space and Communications terminated its contract with Afro-Asian Satellite Communications in January 1996, and is seeking to recover its additional costs of $38,774,400 through the arbitration which is now underway.

                                       ***

   In connection with the two previously reported suits relating to the 1996 split-off of EDS from General Motors which purport to be class actions brought on behalf of certain holders of General Motors Class E common stock, Stephen A. Solomon v. General Motors Corporation, et al. and TRV Holding Company v. General Motors Corporation, et al., as to which defendants filed a motion to dismiss the complaint on December 11, 1997, the Delaware Court of Chancery signed an order on April 27, 1999 dismissing the complaint with prejudice. Plaintiffs have filed a Notice of Appeal in the Supreme Court of the State of Delaware.

                                       ***

   In connection with the previously reported suits purporting to be class actions, all of which claim that the Type II door latches used in approximately 40 million 1978 to 1986 model GM passenger cars and light trucks are defective, the Judicial Panel on Multidistrict Litigation has granted GM's motion to consolidate such actions for coordinated pretrial proceedings and transferred the cases to a federal court in Chicago.

                                       ***

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended March 31, 1999, or subsequent thereto, but before the filing of this report are summarized below:

     In connection with nine previously reported lawsuits in the Delaware Court of Chancery: Jules Levine v. General Motors Corporation, et al., Steven Verkouteren v. General Motors Corporation, et al., Malcolm Rosenwald v. General Motors Corporation, et al., Richard Strauss v. General Motors Corporation, et al., Jeanette Whited, et al. v. General Motors Corporation, et al., Andrew Carlucci, I.R.A. v. General Motors Corporation, et al., Dr. Joseph Mantel v. General Motors Corporation, et al., John P.McCarthy Profit Sharing Plan v. General Motors Corporation, et al., and Patinkin v. General Motors Corporation, et al, of which lawsuits have been consolidated under the caption, In Re General Motors Class H Shareholders Litigation, purporting to be class actions challenging General Motors spin-off of the Hughes defense business in 1997, the Delaware Chancery Court signed an order on March 31, 1999 dismissing the complaint with prejudice. Plaintiffs did not file an appeal during the period in which they were permitted.

                                       ***

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (concluded)

   In connection with the previously reported matter involving a suit which Hughes has maintained against the U.S. Government since September, 1973 regarding the Government's infringement and use of a Hughes patent (the
"Williams Patent") covering "Velocity Control and Orientation of a Spin Stabilized Body," principally satellites, the U.S. Supreme Court on March 1, 1999, denied the U.S. Government's petition for certiorari relating to the denial of a rehearing which the government had sought from the U.S. Court of Appeals for the Federal Circuit relating to a decision by that court that the conclusions previously reached in the Williams case were consistent with the U.S. Supreme Court's findings in the Warner-Jenkinson case. The case was remanded back to the Court of Appeals where final judgment was entered in favor of Hughes as a result of which Hughes collected $155 million from the U.S. Government on March 30, 1999.

                                       ***

   In connection with the previously reported eleven suits which purport to be class actions alleging that certain antilock braking systems on 1989 to 1996 light-duty GM trucks are defective, the United States Court of Appeals for the Eighth Circuit on April 14, 1999, affirmed the dismissal of all such actions.


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

   27             Financial Data Schedule (for SEC information only)

(b)  REPORTS ON FORM 8-K.

   Five reports on Form 8-K, dated January 14, 1999, January 20, 1999, January 22, 1999 (2), January 27, 1999, were filed during the quarter ended March 31, 1999 reporting matters under Item 5, Other Events, and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.
                                   * * * * * *


                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                               (Registrant)



                                       By
Date May 17, 1999                      /s/Peter R. Bible
-----------------                      -----------------
                                      (Peter R. Bible, Chief Accounting Officer)