Form 10-Q
period 1999-06-30
GENERAL MOTORS CORP
filed 1999-08-16
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended June 30, 1999


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

         As of June 30, 1999, there were outstanding 644,175,179 shares of the issuer's $1-2/3 par value common stock and 112,363,444 shares of GM Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     Page No.

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three
             and Six Months Ended June 30, 1999 and 1998                 3

           Consolidated Balance Sheets as of June 30, 1999,
             December 31, 1998 and June 30, 1998                         5

           Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1999 and 1998             7

           Notes to Consolidated Financial Statements                    9

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        22

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            38

   Item 4. Submission of Matters to a Vote of Security Holders          40

   Item 6. Exhibits and Reports on Form 8-K                             42

Signature                                                               42


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             43

Exhibit 27 Financial Data Schedule
           (for Securities and Exchange Commission information only)

                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
                                 (Dollars in Millions Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Manufactured products sales
  and revenues                    $39,261   $31,845       $75,881   $66,738
Financing revenues                  3,571     3,420         7,080     6,730
Other income (Note 12)              2,235     2,007         4,541     3,828
                                  -------   -------       -------   -------
  Total net sales and revenues     45,067    37,272        87,502    77,296
                                   ------    ------        ------    ------
Cost of sales and other operating
  expenses, exclusive of items
  listed below                     32,284    27,724        62,950    57,329
Selling, general and
  administrative expenses           4,502     4,102         8,324     7,612
Depreciation and amortization
  expense                           3,227     2,648         5,951     5,355
Interest expense                    1,794     1,691         3,639     3,261
Other expenses (Note 12)              476       596           914     1,145
                                  -------   -------       -------   -------
  Total costs and expenses         42,283    36,761        81,778    74,702
Income from continuing operations
  before income taxes
  and minority interests            2,784       511         5,724     2,594
Income tax expense                    956       159         1,985       854
Minority interests                     (7)        -           (21)      (10)
Losses of nonconsolidated
  associates                          (87)      (46)         (164)      (56)
                                    -----      ----        ------   -------
Income from continuing operations   1,734       306         3,554     1,674
Income from discontinued operations
 (Note 2)                             184        83           426       319
                                    -----      ----        ------   -------
    Net income                      1,918       389         3,980     1,993
Dividends on preference stocks         (7)      (16)          (23)      (32)
                                    -----      ----        ------    ------
  Earnings on common stocks        $1,911      $373        $3,957    $1,961
                                    =====       ===         =====     =====

Basic earnings (losses) per share
 attributable to common stocks (Note 11)
$1-2/3 par value common stock
  Continuing operations             $2.71     $0.41         $5.44     $2.40
  Discontinued operations            0.28      0.13          0.65      0.48
                                     ----      ----          ----      ----
  Earnings per share attributable
    to $1-2/3 par value             $2.99     $0.54         $6.09     $2.88
                                    =====     =====         =====     =====
Earnings per share attributabl
   to Class H                      $(0.23)    $0.14        $(0.04)    $0.27
                                    =====     =====         =====     =====

Diluted earnings (losses) per share
  attributable  to common  stocks (Note 11)
$1-2/3 par value common stock
  Continuing operations             $2.66     $0.40         $5.33     $2.35
  Discontinued operations            0.28      0.12          0.64      0.47
                                     ----      ----          ----      ----
  Earnings per share attributable
    to $1-2/3 par value             $2.94     $0.52         $5.97     $2.82
       == = =                       =====     =====         =====     =====
Earnings per share attributable
   to Class H                      $(0.23)    $0.14        $(0.04)    $0.27
                                    =====     =====         =====     =====




Reference should be made to the notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME - Concluded
                                 (Unaudited)

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
                                             (Dollars in Millions)

AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS
Manufactured products sales
  and revenues                    $39,261   $31,845       $75,881  $66,738
Other income                          856       826         1,759    1,503
  Total net sales and revenues     40,117    32,671        77,640   68,241
                                   ------    ------        ------   ------
Cost of sales and other
  operating expenses, exclusive
  of items listed below            32,284    27,724        62,950   57,329
Selling, general and
  administrative expenses           3,370     3,086         6,111    5,655
Depreciation and amortization
  expense                           1,952     1,444         3,404    2,927
                                    -----     -----         -----    -----
  Total operating costs and
    expenses                       37,606    32,254        72,465   65,911
                                   ------    ------        ------   ------
Interest expense                      180       277           374      472
Other expenses                        149       186           207      376
Net expense (income) from
  transactions with Financing and
  Insurance Operations                 66         6           160      (12)
Income (loss) from continuing
  operations before income taxes
  and minority interests            2,116       (52)        4,434    1,494
Income tax expense (benefit)          720        (6)        1,508      522
Minority interests                      -         4            (6)       -
Losses of nonconsolidated associates  (87)      (46)         (164)     (56)
                                      ---        --         -----     ----
Income (loss) from continuing
  operations                        1,309       (88)        2,756      916
Income from discontinued
  operations (Note 2)                 184        83           426      319
                   -                  ---        --           ---      ---
  Net income (loss) - Automotive,
    Electronics and
    Other Operations               $1,493       $(5)       $3,182   $1,235
                                    =====         =         =====    =====




                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
                                              (Dollars in Millions)

FINANCING AND INSURANCE OPERATIONS
Financing revenues                 $3,571    $3,420        $7,080   $6,730
Insurance, mortgage and other
  income                            1,379     1,181         2,782    2,325
                                    -----     -----         -----    -----
  Total revenues and other income   4,950     4,601         9,862    9,055
                                    -----     -----         -----    -----
Interest expense                    1,614     1,414         3,265    2,789
Depreciation and amortization
  expense                           1,275     1,204         2,547    2,428
Operating and other expenses        1,132     1,016         2,213    1,957
Provisions for financing losses       111       128           230      229
Insurance losses and loss
  adjustment expenses                 216       282           477      540
                                      ---       ---           ---      ---
  Total costs and expenses          4,348     4,044         8,732    7,943
Net (income) expense from
  transactions with Automotive,
  Electronics and Other Operations    (66)       (6)         (160)      12
                                     ----     -----        ------   ------
Income before income taxes            668       563         1,290    1,100
Income tax expense                    236       165           477      332
Minority interests                     (7)       (4)          (15)     (10)
                                    -----     -----          ----     ----
  Net income - Financing and
    Insurance Operations             $425      $394          $798     $758
                                     ====      ====          ====     ====


The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                         CONSOLIDATED BALANCE SHEETS
                                              June 30,               June 30,
                                               1999     Dec. 31,      1998
GENERAL MOTORS CORPORATION AND SUBSIDIARIES (Unaudited)   1998    (Unaudited)
                                             ---------  --------   ---------
                         ASSETS
(Dollars in Millions)
Automotive, Electronics and Other Operations
Cash and cash equivalents                     $11,997    $9,728       $7,569
Marketable securities                           1,666       402          463
                                              -------  --------       ------
  Total cash and marketable securities         13,663    10,130        8,032
Accounts and notes receivable (less allowances) 6,349     4,750        3,845
Inventories (less allowances) (Note 3)         10,766    10,437       11,317
Net assets of discontinued operations (Note 2)      -        77          359
Equipment on operating leases
  (less accumulated depreciation)               6,394     4,954        4,754
Deferred income taxes and other current assets  6,232    10,051        5,841
                                               ------    ------      -------
  Total current assets                         43,404    40,399       34,148
Equity in net assets of nonconsolidated
  associates                                    1,691       950        1,098
Property - net (Note 4)                        31,509    32,222       30,451
Intangible assets - net                        11,934     9,994       11,330
Deferred income taxes                          18,297    14,967       17,883
Other assets                                   14,016    16,062       15,085
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations assets                   120,851   114,594      109,995
Financing and Insurance Operations
Cash and cash equivalents                       2,694       146          164
Investments in securities                       8,499     8,748        7,932
Finance receivables - net                      74,305    70,436       59,875
Investment in leases and other receivables     33,451    32,798       32,130
Other assets                                   16,660    18,807       12,688
Net receivable from Automotive, Electronics
  and Other Operations                            478       816        1,154
                                                  ---       ---        -----
  Total Financing and Insurance Operations
    assets                                    136,087   131,751      113,943
                                              -------   -------      -------
Total assets                                 $256,938  $246,345     $223,938
               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Electronics and Other Operations
Accounts payable (principally trade)          $15,814   $13,542      $10,311
Loans payable                                     854     1,204        1,907
Accrued expenses                               34,530    30,548       29,239
Net payable to Financing and Insurance
  Operations                                      478       816        1,154
                                               ------    ------      -------
  Total current liabilities                    51,676    46,110       42,611
Long-term debt                                  7,408     7,118        6,935
Postretirement benefits other than
  pensions (Note 5)                            34,317    33,503       32,925
Pensions (Note 6)                               3,149     4,410        2,925
Other liabilities and deferred income taxes    17,928    17,807       17,794
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations liabilities              114,478   108,948      103,190
Financing and Insurance Operations
Accounts payable                                4,786     4,148        3,982
Debt                                          110,135   107,753       91,081
Deferred income taxes and other liabilities    10,517     9,661        9,174
                                               ------     -----        -----
  Total Financing and Insurance
    Operations liabilities                    125,438   121,562      104,237
Minority interests                                591       563          510
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely junior
  subordinated  debentures of General Motors
  (Note 7)
    Series D                                       79        79           79
    Series G                                      141       141          143
Stockholders' equity
Preference stocks (Note 8)                          -         1            1
$1-2/3 par value common stock
  (issued, 645,004,212, 655,008,344
  and 655,007,825 shares) (Note 9)              1,075     1,092        1,092
Class H common stock (issued, 112,425,599,
  106,159,776 and 105,731,028 shares)              11        11           11
Capital surplus (principally additional
  paid-in capital) (Note 13)                   15,533    12,661       12,773
Retained earnings                               5,045     6,984        6,706
                                              -------   -------      -------
    Subtotal                                   21,664    20,749       20,583
Accumulated foreign currency
  translation adjustments                      (1,987)   (1,089)      (1,249)
Net unrealized gains on securities                561       481          507
Minimum pension liability adjustment (Note 6)  (4,027)   (5,089)      (4,062)
    Accumulated other comprehensive loss       (5,453)   (5,697)      (4,804)
                                                -----     -----        -----
      Total stockholders' equity               16,211    15,052       15,779
                                             --------  --------     --------
Total liabilities and stockholders' equity   $256,938  $246,345     $223,938
                                              =======   =======     ========

Reference should be made to the notes to consolidated financial statements.

                   CONSOLIDATED BALANCE SHEETS - Concluded

                                               June 30,              June 30,
                                                 1999     Dec. 31,     1998
AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS (Unaudited)   1998    (Unaudited)
                                              ---------   --------  ---------
                                                   (Dollars in Millions)

                        ASSETS
Cash and cash equivalents                     $11,997    $9,728       $7,569
Marketable securities                           1,666       402          463
                                              -------  --------       ------
  Total cash and marketable securities         13,663    10,130        8,032
Accounts and notes receivable (less allowances) 6,349     4,750        3,845
Inventories (less allowances) (Note 3)         10,766    10,437       11,317
Net assets of discontinued operations (Note 2)      -        77          359
Equipment on operating leases
  (less accumulated depreciation)               6,394     4,954        4,754
Deferred income taxes and other current assets  6,232    10,051        5,841
                                               ------    ------      -------
  Total current assets                         43,404    40,399       34,148
Equity in net assets of nonconsolidated
  associates                                    1,691       950        1,098
Property - net (Note 4)                        31,509    32,222       30,451
Intangible assets - net                        11,934     9,994       11,330
Deferred income taxes                          18,297    14,967       17,883
Other assets                                   14,016    16,062       15,085
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations assets                  $120,851  $114,594     $109,995
                                             ========  ========     ========

               LIABILITIES AND GM INVESTMENT

Accounts payable (principally trade)          $15,814   $13,542      $10,311
Loans payable                                     854     1,204        1,907
Accrued expenses                               34,530    30,548       29,239
Net payable to Financing and
  Insurance Operations                            478       816        1,154
                                               ------    ------       ------
  Total current liabilities                    51,676    46,110       42,611
Long-term debt                                  7,408     7,118        6,935
Postretirement benefits other than pensions
  (Note 5)                                     34,317    33,503       32,925
Pensions (Note 6)                               3,149     4,410        2,925
Other liabilities and deferred income taxes    17,928    17,807       17,794
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations liabilities              114,478   108,948      103,190
Minority interests                                524       511          467
GM investment in Automotive, Electronics
  and Other Operations                          5,849     5,135        6,338
                                                -----     -----        -----
  Total Automotive, Electronics and
    Other Operations liabilities
    and GM investment                        $120,851  $114,594     $109,995
                                             ========  ========     ========

                                               June 30,              June 30,
                                                 1999     Dec. 31,     1998
FINANCING AND INSURANCE OPERATIONS          (Unaudited)    1998   (Unaudited)
                                             ---------    -------- ---------
                                                 (Dollars in Millions)

                        ASSETS
Cash and cash equivalents                      $2,694      $146         $164
Investments in securities                       8,499     8,748        7,932
Finance receivables - net                      74,305    70,436       59,875
Investment in leases and other receivables     33,451    32,798       32,130
Other assets                                   16,660    18,807       12,688
Net receivable from Automotive, Electronics
  and Other Operations                            478       816        1,154
                                               ------    ------       ------
  Total Financing and Insurance
    Operations assets                        $136,087  $131,751     $113,943
                                             ========  ========     ========

               LIABILITIES AND GM INVESTMENT

Accounts payable                               $4,786    $4,148       $3,982
Debt                                          110,135   107,753       91,081
Deferred income taxes and other liabilities    10,517     9,661        9,174
                                              -------   -------       ------
  Total Financing and Insurance Operations
    liabilities                               125,438   121,562      104,237
Minority interests                                 67        52           43
GM investment in Financing and
  Insurance Operations                         10,582    10,137        9,663
                                               ------    ------        -----
  Total Financing and Insurance Operations
    liabilities and GM investment            $136,087  $131,751     $113,943
                                             ========  ========     ========

The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                               Six Months Ended June 30,
                                                1999             1998
                                               ------           ------
                              (Dollars in Millions)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net cash provided by operating activities     $21,342          $4,405

Cash flows from investing activities
Expenditures for property                      (3,125)         (3,827)
Investments in marketable securities
 - acquisitions                               (13,739)        (12,969)
Investments in marketable securities
 - liquidations                                12,168          16,766
Mortgage servicing rights - acquisitions         (662)           (742)
Mortgage servicing rights - liquidations            4               7
Finance receivables - acquisitions            (90,613)        (78,491)
Finance receivables - liquidations             67,691          58,991
Proceeds from sales of finance receivables     18,683          17,356
Operating leases - acquisitions               (12,814)        (12,379)
Operating leases - liquidations                 6,896           7,556
Investments in companies, net of
  cash acquired (Note 13)                      (2,684)           (424)
Other                                             121            (185)
                                                  ---            ----
Net cash used in investing activities         (18,074)         (8,341)
                                               -------          -----

Cash flows from financing activities
Net (decrease) increase in loans payable       (6,035)          2,464
Increase in long-term debt                     17,681          11,019
Decrease in long-term debt                     (9,360)         (7,591)
Repurchases of common and preference stocks    (1,868)         (3,071)
Proceeds from issuing common and
  preference stocks                             1,799             343
Cash dividends paid to stockholders              (673)           (702)
                                               ------          ------
Net cash provided by financing activities       1,544           2,462
                                                -----           -----

Effect of exchange rate changes on cash and
  cash equivalents                               (123)            (67)
Net cash provided by (used in)
  continuing operations                         4,689          (1,541)
Net cash provided by (used in)
  discontinued operations                         128            (999)
                                               ------          ------
Net increase (decrease) in cash and
  cash equivalents                              4,817          (2,540)
Cash and cash equivalents at beginning
  of the period                                 9,874          10,273
                                               ------          ------
Cash and cash equivalents at end
  of the period                               $14,691          $7,733
                                              =======          ======








Reference should be made to the notes to consolidated financial statements.

















                                    - 7 -


         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Concluded
                                 (Unaudited)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                  1999                      1998
                                        ------------------------------------------------
                                        Automotive, Financing     Automotive,  Financing
                                        Elecronics     and        Electronics     and
                                        and Other   Insurance     and Other    Insurance
                                        ---------   ---------     ---------    ---------
                                                   (Dollars in Millions)
Net cash provided by operating
  activities                             $12,803     $8,539           $368        $4,037

Cash flows from investing activities
Expenditures for property                 (3,019)      (106)        (3,753)          (74)
Investments in marketable securities
 - acquisitions                           (3,119)   (10,620)        (4,466)       (8,503)
Investments in marketable securities
 - liquidations                            1,855     10,313          7,815         8,951
Mortgage servicing rights - acquisitions       -       (662)             -          (742)
Mortgage servicing rights - liquidations       -          4              -             7
Finance receivables - acquisitions             -    (90,613)             -       (78,491)
Finance receivables - liquidations             -     67,691              -        58,991
Proceeds from sales of finance receivables     -     18,683              -        17,356
Operating leases - acquisitions           (4,613)    (8,201)        (3,042)       (9,337)
Operating leases - liquidations            2,889      4,007          2,815         4,741
Investments in companies, net of
  cash acquired (Note 13)                 (2,558)      (126)          (409)          (15)
Net investing activity with Financing and
  Insurance Operations                        75          -            150             -
Other                                       (876)       997         (1,049)          864
                                            ----        ---         ------           ---
Net cash used in investing activities     (9,366)    (8,633)        (1,939)       (6,252)
                                           -----      -----          -----         -----

Cash flows from financing activities
Net (decrease) increase in loans payable    (393)    (5,642)           898         1,566
Increase in long-term debt                 2,433     15,248          2,648         8,371
Decrease in long-term debt                (2,130)    (7,230)        (1,079)       (6,512)
Net financing activity with Automotive,
  Electronics and Other Operations             -        (75)             -          (150)
Repurchases of common and
  preference stocks                       (1,868)         -         (3,071)            -
Proceeds from issuing common and
  preference stocks                        1,799          -            343             -
Cash dividends paid to stockholders         (673)         -           (702)            -
                                             ---      -----            ---         -----
Net cash (used in) provided by
  financing activities                      (832)     2,301           (963)        3,275
                                             ---      -----            ---         -----
Effect of exchange rate changes on
  cash and cash equivalents                 (126)         3            (67)            -
Net transactions with Automotive/
  Financing Operations                      (338)       338          1,473        (1,473)
                                            ----        ---          -----        ------
Net cash provided by (used in)
  continuing operations                    2,141      2,548         (1,128)         (413)
Net cash provided by (used in)
  discontinued operations                    128          -           (999)            -
                                           -----      -----          -----           ---
Net increase (decrease) in cash and
  cash equivalents                         2,269      2,548         (2,127)         (413)
Cash and cash equivalents at beginning
  of the period                            9,728        146          9,696           577
                                           -----        ---          -----           ---
Cash and cash equivalents at end
  of the period                          $11,997     $2,694         $7,569          $164
                                         =======     ======         ======          ====




The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the "Corporation") and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation (Hughes), (collectively referred to as "General Motors" or "GM"). The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for all periods presented. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 1998 consolidated financial statements and notes thereto included in GM's Current Report on Form 8-K, dated April 12, 1999 and filed with the Securities and Exchange Commission on April 15, 1999, Hughes financial statements and notes thereto included as Exhibit 99 to GM's 1998 Annual Report on Form 10-K for the period ended December 31, 1998, the GMAC Annual Report on Form 10-K for the period ended December 31, 1998, the Hughes financial statements and notes thereto for the period ended June 30, 1999, included as Exhibit 99 to this GM Quarterly Report on Form 10-Q for the period ended June 30, 1999 and related Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, and the GMAC Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission.
   GM presents separate supplemental consolidating financial information for the following businesses: (1) Automotive, Electronics and Other Operations which consists of the design, manufacturing and marketing of cars, trucks, locomotives and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners insurance, and asset-backed lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 1998 were reclassified to conform with the 1999 classifications.

Note 2.  Discontinued Operations

   Delphi is a diverse  supplier of automotive  systems and  components.  Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion. In February 1999, Delphi completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a tax-free spin-off. On May 28, 1999 GM distributed 80.1 percent of the ownership of Delphi, 0.69893 shares of Delphi common stock for each share of GM $1-2/3 par value common stock based on a record date of May 25, 1999. In addition, following the receipt of a favorable ruling from the Internal Revenue Service on May 3, 1999, GM contributed the other 2.2% of Delphi shares it owns, 12.4 million shares, to a Voluntary Employee Beneficiary Association (VEBA) trust to fund benefits to hourly retirees.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for all periods presented. The financial data of Delphi reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business segment of GM during each respective period; they do not reflect many significant changes that will occur in the operations and funding of Delphi as a result of the separation from GM and the IPO. The Delphi financial data classified as discontinued operations reflect the assets and liabilities transferred to Delphi in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). Delphi and Delco Electronics Corporation (Delco Electronics), the electronics and mobile communication business that was transferred to Delphi in December 1997, were under the common control of GM during such periods; therefore, the Delphi financial data include amounts relating to Delco Electronics for all periods presented, although Delco Electronics was not integrated with Delphi until December 1997.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $5.0 billion and $7.1 billion for the quarters ended June 30, 1999 and 1998, respectively. Income from Delphi discontinued operations of $184 million and $83 million for the quarter ended June 30, 1999 and 1998, respectively, is reported net of income tax expense of $140 million and $16 million, respectively.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $12.5 billion and $14.7 billion for the six months ended June 30, 1999 and 1998, respectively. Income from Delphi discontinued operations of $426 million and $319 million for the six months ended June 30, 1999 and 1998 is reported net of income tax expense of $314 million and $129 million, respectively.

                                    - 9 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 2. Discontinued Operations (concluded)

   The net assets of Delphi were as follows (in millions):

                                               Dec. 31,     June 30,
                                                 1998        1998
                                                 ----        ----

Current assets                                $6,405       $6,513
Property and equipment - net                   4,965        4,842
Deferred income taxes and other assets         4,136        3,647
Current liabilities                           (4,057)      (3,545)
Long-term debt                                (3,141)      (3,327)
Other liabilities                             (8,299)      (7,854)
Accumulated translation adjustments               68           83
                                                  --         ----
   Net assets of discontinued operations         $77         $359
                                                 ===         ====

   As a result of the complete separation of Delphi by means of the tax-free spin-off and VEBA trust contribution on May 28, 1999, GM recorded a decrease to stockholders' equity of $5.2 billion in the second quarter of 1999. This amount reflects the elimination of Delphi net assets of $3.4 billion, as well as a pension curtailment/settlement charge and other adjustments totaling $1.8 billion.

   In the first quarter of 1999, GM recorded an increase to stockholders' equity of $1.2 billion reflecting IPO proceeds of $1.7 billion, less the cost of GM's investment in Delphi sold in the IPO and the costs of the IPO and establishing Delphi as an independent entity. In total, the complete separation of Delphi, including a pension curtailment/settlement charge and other adjustments in the six-month period ending June 30, 1999, resulted in a reduction to stockholders' equity of $4.0 billion.

Note 3.  Inventories

   Inventories included the following for Automotive, Electronics and Other Operations (in millions):

                                               June 30,    Dec. 31,  June 30,
                                                1999        1998       1998
                                                ----        ----       ----


Productive material, work in process,
   and supplies                                $5,660     $5,377     $5,878
Finished product, service parts, etc.           7,008      6,962      7,276
                                               ------     ------     ------
  Total inventories at FIFO                    12,668     12,339     13,154
   Less LIFO allowance                          1,902      1,902      1,837
                                              -------    -------    -------
     Total inventories (less allowances)      $10,766    $10,437    $11,317
                                               ======     ======     ======

Note 4.  Property - Net

   Property - net included the following for Automotive, Electronics and Other Operations (in millions):

                                               June 30,    Dec. 31,  June 30,
                                                 1999        1998     1998
                                                 ----        ----     ----

Real estate, plants, and equipment            $58,592    $59,565    $57,029
Less accumulated depreciation                 (34,169)   (34,641)   (33,397)
                                               ------     ------     ------
  Real estate, plants, and equipment - net     24,423     24,924     23,632
  Special tools - net                           7,086      7,298      6,819
                                              -------    -------    -------
    Total property - net                      $31,509    $32,222    $30,451
                                               ======     ======     ======

   Financing and Insurance Operations had net property of $395 million, $386 million, and $266 million recorded in other assets at June 30, 1999, December 31, 1998, and June 30, 1998, respectively.

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 6.  Pensions

   As   a   result   of   the   Delphi    Separation,    GM    recognized    a
curtailment/settlement charge of $2.3 billion pre-tax related to the U.S. Hourly Pension plan as a reduction of stockholders' equity (see Note 2). Furthermore, the GM U.S. Hourly Pension plan has been remeasured as of May 28, 1999. The remeasurement was based on May 28, 1999 demographics, updated mortality assumptions, assets and liabilities adjusted for the plan split, and an updated discount rate of 7.0% compared to the December 31, 1998 discount rate of 6.8%. No change was made to the expected return on plan assets of 10.0% and the expected rate of compensation increase of 5.0%.

Note 7.  Preferred Securities of Subsidiary Trusts

General Motors - Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts
   In July 1997, the General Motors Capital Trust D (Series D Trust) issued approximately $79 million of its 8.67% Trust Originated Preferred Securitiessm (TOPrSsm) Series D, (Series D Preferred Securities), in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital Trust G (Series G Trust) issued approximately $143 million of its 9.87% TOPrS, Series G (Series G Preferred Securities), in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (Trusts) of the common securities of such Trusts, which represent approximately 3 percent of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Series D Trust's sole assets its 8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 and as the Series G Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($79 million with respect to the Series D Debentures and $131 million with respect to the Series G Debentures).
   The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal amount of the Series D Debentures plus accrued and unpaid interest. The Series D Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series D Debentures.
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets therefore, GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.

sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 8. America Online's Investment in GM Preference Stock

   On May 11, 1999, it was  announced  that DIRECTV and Hughes  Network  Systems
(HNS) will collaborate with America Online (AOL) on a new service that will combine digital satellite television programming from DIRECTV with AOL's new interactive television Internet service. HNS will design and build the initial dual-purpose DIRECTV/AOL receiver equipment. The new service will be suited for both frequent Internet users and the mass market consumer who wants to connect to the Internet. On June 21, 1999, Hughes announced a more extensive strategic alliance with AOL to develop and market digital entertainment and Internet services nationwide. The new alliance is expected to accelerate subscriber growth and revenue-per-subscriber for DIRECTV and DirecPC, as well as expand the subscriber base for AOL's developing AOL TV and AOL-Plus services. As part of the alliance, Hughes and AOL plan to jointly develop new content and interactive services for U.S. and international markets. Additionally, an extensive cross-marketing initiative will be instituted to market each company's products through their respective retail outlets and to their respective subscribers. As part of the marketing initiative, Hughes has committed to spend over the next three years for sales and marketing activities more than $500 million for DirecPC/AOL-Plus, up to approximately $500 million for DlRECTV, approximately $400 million for DlRECTV/AOL TV, and approximately $100 million for DirecDuo.
   As part of the alliance, AOL invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par value $0.10 per share. This preference stock will automatically convert into GM Class H common stock in three years, based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the ASCNI of Hughes, which will have an equivalent effect to the payment of dividends on the Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to GM equal to the fair market value of GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.

Note 9.  Stock Repurchases

   During the six months ended June 30, 1999, GM used $798 million to acquire approximately 10 million shares of $1-2/3 par value common stock under the Corporation's $4.0 billion stock repurchase program announced in February 1998. GM also used approximately $569 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans and $501 million to repurchase and retire Series B preference stock during the six months ended June 30, 1999.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 10.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):

                                      Three Months Ended      Six Months Ended
                                          June 30,                 June 30,
                                      1999        1998        1999      1998
                                      ----        ----        ----      ----

Net income                          $1,918        $389      $3,980    $1,993
Other comprehensive income (loss):
  Foreign currency translation
    adjustments                       (205)        (77)       (898)(1)  (439)
  Unrealized gains (losses)
    on securities                      103         (32)         80         3
  Minimum pension liability
    adjustment (2)                   1,062           -       1,062         -
                                     -----      ------       -----     -----
    Other comprehensive income (loss)  960        (109)        244      (436)
                                     -----         ---       -----     -----
   Total comprehensive income       $2,878        $280      $4,224    $1,557
                                     =====         ===       =====     =====

(1)Includes approximately $450 million of translation adjustments associated with the devaluation of the Brazilian Real in the first quarter of 1999.
(2)Adjustment due to remeasurement of the U.S. Hourly Pension Plan as of May 28, 1999 of $614 million (see Note 6) and a curtailment/settlement of $448 million (see Note 2).


Note 11.  Earnings Per Share Attributable to Common Stocks

   Earnings per share attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted earnings per share attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect.
   The attribution of earnings to each class of GM common stock was as follows (in millions):

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                      1999        1998        1999      1998
                                      ----        ----        ----      ----
Earnings attributable to common stocks
  $1-2/3 par value
    Continuing operations           $1,754        $275      $3,535    $1,613
    Discontinued operations            184          83         426       319
                                     -----        ----      ------     -----
  Earnings attributable to
    $1-2/3 par value                $1,938        $358      $3,961    $1,932
  (Losses) earnings attributable
    to Class H                        $(27)        $15         $(4)      $29

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of Hughes for the respective period and dividends on preference stocks.
   Losses attributable to GM Class H common stock for the three and six months ended June 30, 1999 represent the ASCNI of Hughes. Losses used for computation of the ASCNI of Hughes is based on the separate consolidated net income (loss) of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated losses used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of GM Class H common stock outstanding during the three and six months ended June 30, 1999 (121 million and 114 million, respectively) and the denominator of which was a number equal to the weighted-average number of shares of GM Class H common stock, which if issued and outstanding would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 415 million and 408 million during the three and six months ended June 30, 1999, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 11.  Earnings Per Share Attributable to Common Stocks (continued)

   Earnings attributable to GM Class H common stock for the three and six months ended June 30, 1998 represent the ASCNI of Hughes, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of GM Class H common stock outstanding for each of the periods (105 million) and the denominator of which was a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 400 million during both the three and six months ended June 30, 1998.
   In connection with the PRIMESTAR and USSB transactions (see further discussion in Note 13), GM contributed, or will contribute, to Hughes an amount of cash at least sufficient to enable Hughes to purchase from GM, for fair value as determined by the GM Board, the number of shares of GM Class H common stock delivered, or to be delivered, by Hughes. In accordance with the GM certificate of incorporation, the GM Class H dividend base will be increased to reflect that number of shares. The number of shares issued as part of the PRIMESTAR acquisition and the number of shares to be issued as part of the USSB merger have been included in the calculation of both the numerator and denominator of the fraction described above since the consummation dates of the transactions.
   The denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock and to reflect certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in the Corporation's Restated Certificate of Incorporation.

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      (Unaudited)

Note 11.  Earnings Per Share Attributable to Common Stocks (concluded)

   Prior to January 1, 1999, the assumed exercise of stock options had no effect on GM Class H common stock earnings per share, because to the extent that shares of GM Class H common stock deemed to be outstanding would increase, such increased shares would also increase the numerator of the fraction used to determine ASCNI.
   Effective January 1, 1999, shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes will increase the denominator of the fraction referred to above.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):




                                         $1-2/3 Par Value Common Stock                 Class H Common Stock
                                                             Per Share                                   Per Share
                                         Income   Shares       Amount                Income     Shares    Amount
                                         ------   ------       ------                ------     ------    ------
Three Months Ended June 30, 1999

Income (loss) from continuing
  operations                             $1,761                                        $(27)
Less:Dividends on preference stocks           7                                           -
                                          -----                                         ---
Basic EPS
  Income (loss) from continuing operations
   available to common stockholders       1,754      648         $2.71                  (27)       121      $(0.23)
                                                                  ====                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                              -       12                                  -          -
                                         ------    -----                               ----       ----
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   available to common stockholders      $1,754      660         $2.66                 $(27)       121      $(0.23)
                                          =====      ===          ====                   ==        ===        ====

Three Months Ended June 30, 1998

Income from continuing operations          $291                                         $15
Less:Dividends on preference stocks          16                                           -
                                           ----                                         ---
Basic EPS
  Income from continuing operations
   available to common stockholders         275      661         $0.41                   15        105       $0.14
                                                                  ====                            ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                              (1)      11                                  1          6
                                           ----     ----                                ---       ----
Diluted EPS
  Adjusted income from continuing operations
   available to common stockholders        $274      672         $0.40                  $16        111       $0.14
                                            ===      ===          ====                   ==        ===        ====
Six Months Ended June 30, 1999

Income (loss) from continuing
  operations                             $3,558                                         $(4)
Less:Dividends on preference stocks          23                                           -
                                          -----                                         ---
Basic EPS
  Income (loss) from continuing operations
   available to common stockholders       3,535      651         $5.44                   (4)       114      $(0.04)
                                                                  ====                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                               -       13                                  -          -
                                         ------      ---                               ----       ----
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   available to common stockholders      $3,535      664         $5.33                  $(4)       114      $(0.04)
                                          =====      ===          ====                    =        ===        ====

Six Months Ended June 30, 1998

Income from continuing operations        $1,645                                         $29
Less:Dividends on preference stocks          32                                           -
                                         ------                                        ----
Basic EPS
  Income from continuing operations
   available to common stockholders       1,613      672         $2.40                   29        105       $0.27
                                                                  ====                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                              (2)      10                                  2          5
                                         ------     ----                               ----       ----
Diluted EPS
  Adjusted income from
   continuing operations
   available to common stockholders      $1,611      682         $2.35                  $31        110       $0.27
                                          =====      ===          ====                   ==        ===        ====

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                      (Unaudited)

Note 12.  Other Income and Other Expenses

  Other income and other expenses consisted of the following (in millions):

                                      Three Months Ended     Six Months Ended
                                           June 30,                  June 30,
                                      1999         1998       1999      1998
                                      -------     -------   -------  --------

Other income
  Interest income                      $604       $532     $1,148      $1,108
  Insurance premiums                    334        369        674         738
  Rental car lease revenue              452        328        900         665
  Mortgage operations investment
    income and servicing fees           658        489      1,342         933
  Other                                 187        289        477         384
                                     ------     ------     ------      ------
    Total other income               $2,235     $2,007     $4,541      $3,828
                                      =====      =====      =====       =====

Other expenses
  Provision for financing losses       $111       $128       $230        $229
  Insurance losses and loss
    adjustment expenses                 216        282        477         540
  Other                                 149        186        207         376
                                        ---        ---        ---      ------
    Total other expenses               $476       $596       $914      $1,145
                                        ===        ===        ===       =====

Note 13.  Acquisitions

   On January 22, 1999, Hughes agreed to acquire PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business and the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. On April 28, 1999, the acquisition of PRIMESTAR's direct-to-home business was completed. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of GM Class H common stock at the time the acquisition agreement was signed. The purchase price will be adjusted based upon the final adjusted net working capital of PRIMESTAR at the date of closing. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.
   In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. (USSB). USSB
provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The purchase price, consisting of cash and GM Class H common stock, was approximately $1.6 billion, consisting of approximately $360 million in cash and 22.6 million shares of GM Class H common stock. The USSB acquisition was closed on May 20, 1999 and has been accounted for using the purchase method of accounting. Payment and delivery of shares were made to the former USSB shareholders in July 1999. As such, approximately $1.3 billion of GM Class H common stock to be issued was included in capital surplus as of June 30, 1999.
   The financial information presented as of and for the periods ended June 30, 1999 reflect the effects of the PRIMESTAR, Tempo Satellite and USSB transactions, discussed below, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however the adjustments made in the June 30, 1999 financial statements reflect a preliminary allocation of the purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets (i.e., satellites, equipment located on customer premises, etc.), intangible assets (i.e., licenses granted by the Federal Communications Commission, customer lists, dealer network, etc.), and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carry forwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These appraisals, valuations and studies are expected to be completed by December 31, 1999. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.

                      GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      (Unaudited)

Note 13.  Acquisitions (concluded)

   As the GM 1999 financial statements include only USSB's and PRIMESTAR's results of operations since the date of acquisition, the following selected unaudited pro forma information is provided to present a summary of the combined results of GM, USSB and PRIMESTAR as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of GM had USSB and PRIMESTAR operated as part of GM for the six months ended June 30, 1999 and June 30 1998, nor are they necessarily indicative of the results of future operations.

     The proforma information is as follows (in millions except per share amounts):

                                           Six Months Ended   Six months Ended
                                             June 30, 1999     June 30, 1998
                                           -----------------------------------
Total net sales and revenues                   $88,292           $78,103
                                                ------            ------
Net income from continuing operations            3,558             1,642
Net income from discontinued operations            426               319
                                                ------            ------
Net income                                      $3,984            $1,961
                                                ======            ======
Basic earnings (losses) per share
 attributable to common stocks
$1-2/3 par value common stock
  Continuing operations                          $5.40             $2.32
  Discontinued operations                         0.65              0.48
                                                  ----              ----

  Earnings per share attributable
    to $1-2/3 par value                          $6.05             $2.79
Earnings per share attributable
   to Class H (1)                               $(0.13)            $0.05
                                                 =====             =====
Diluted earnings (losses) per share
  attributable  to common  stocks
$1-2/3 par value common stock
  Continuing operations                          $5.29             $2.28
  Discontinued operations                         0.64              0.47
                                                  ----              ----
  Earnings per share attributable
    to $1-2/3 par value                          $5.93             $2.75
                                                 =====             =====
Earnings per share attributable
   to Class H (1)                               $(0.13)            $0.05
                                                 =====             =====



(1) Both periods include the pro forma effect of dividends amounting to $47 million related to the Hughes Series A Preferred Stock as if the preferred stock had been outstanding as of the beginning of the respective periods.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                                      (Unaudited)
Note 14.  Segment Reporting

   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of GM Automotive (GMA), which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM); Hughes, and Other. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. Selected information regarding GM's reportable operating segments and regions are as follows:


                                                      Elimin-                              Total           Other    Total
                         GMNA    GME   GMLAAM   GMAP  ations   GMA    Hughes      Other Automotive GMAC  Financing Financing
                         ----    ---   ------   ----  ------   ---    ------      ---------------------  -------------------
                                                                         (in millions)
For the Three Months Ended June 30, 1999
Manufactured products
 sales & revenues:
  External customers   $28,198 $6,790  $1,156    $637    $ - $36,781  $1,765       $715   $39,261     $ -      $ -       $ -
  Intersegment             475     91      50      50   (666)      -      11        (11)        -       -        -         -
                        ------  -----  ------   -----    --- ------- -------       ----    ------   -----    -----     -----
     Total manufactured
       products         28,673  6,881   1,206     687   (666) 36,781   1,776        704    39,261       -        -         -
Financing revenues           -      -       -       -      -       -       -          -         -   3,361      210     3,571
Other income (a)           813    120       9      28      1     971       8       (123)      856   1,540     (161)    1,379
                       -------  -----  ------    ----   ----  -----   ------       ----    ------   -----    -----     -----
Total net sales
  and revenues         $29,486 $7,001  $1,215    $715  $(665)$37,752  $1,784       $581   $40,117  $4,901      $49    $4,950
                        ======  =====   =====     ===    ===  ======   =====        ===    ======   =====       ==     =====

Interest income (a)       $307    $96      $9      $1     $1    $414      $5      $(169)     $250    $409     $(55)     $354
Interest expense          $295    $76     $20      $3     $1    $395     $12      $(227)     $180  $1,538      $76    $1,614
Net income (loss)       $1,473   $187    $(38)   $(81)   $10  $1,551    $(92)(c)    $34(b) $1,493    $391      $34      $425

Segment assets         $76,676$18,800  $4,139  $1,382$(2,034)$98,963 $17,857(d)  $4,031  $120,851$135,998      $89  $136,087

For the Three Months Ended June 30, 1998
Manufactured products
 sales & revenues:
  External customers   $21,233 $5,830  $2,118    $749    $ - $29,930  $1,366       $549   $31,845     $ -      $ -       $ -
  Intersegment             671    397      75       7 (1,150)      -       3         (3)        -       -        -         -
                       -------  -----  ------    ----   ----   -----  ------       ----    ------   -----    -----     -----
     Total manufactured
       products         21,904  6,227   2,193     756 (1,150) 29,930   1,369        546    31,845       -        -         -
Financing revenues           -      -       -       -      -       -       -          -         -   3,204      216     3,420
Other income (a)           657    197      62       3      -     919      (6)       (87)      826   1,324     (143)    1,181
                       -------  -----  ------    ----   ----   -----  ------       ----    ------   -----    -----     -----
Total net sales
  and revenues         $22,561 $6,424  $2,255    $759$(1,150)$30,849  $1,363       $459   $32,671  $4,528      $73    $4,601
                       =======  =====  ======    ====  =====  ======   =====       ====    ======   =====    =====     =====
Interest income (a)       $164   $136     $33      $3    $ -    $336     $30      $(168)     $198    $366     $(32)     $334
Interest expense          $258    $97     $24      $2    $(1)   $380      $3      $(106)     $277  $1,455     $(41)   $1,414
Net (loss) income        $(194)  $124     $48    $(36)   $34    $(24)    $56(c)    $(37)(b)   $(5)   $365      $29      $394

Segment assets         $64,349$18,065  $5,737  $1,333  $(599)$88,885 $12,347(d)  $8,763  $109,995$114,338    $(395) $113,943

(a)Interest income is included in other income.
(b)The amount reported for Other net income (loss) includes income from discontinued operations of $184 million and $83 million for the three months ended June 30, 1999 and 1998, respectively.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million for both 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(d)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $416 million and $437 million, for 1999 and 1998, respectively, related to GM's acquisition of Hughes Aircraft Company. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                      (Unaudited)
Note 14.  Segment Reporting (concluded)




                                                      Elimin-                              Total           Other    Total
                         GMNA    GME   GMLAAM   GMAP  ations   GMA    Hughes      Other Automotive GMAC  Financing Financing
                         ----    ---   ------   ----  ------   ---    ------      ---------------------  -------------------
                                                                         (in millions)
                                                                         (in millions)
For the Six Months Ended June 30, 1999
Manufactured products
  sales & revenues:
  External customers   $55,014$12,856  $2,123  $1,220    $ - $71,213  $3,208     $1,460   $75,881     $ -      $ -       $ -
  Intersegment             977    159     105      87 (1,328)      -      20        (20)        -       -        -         -
                       -------  -----  ------    ----   ----   -----  ------       ----    ------   -----    -----     -----
     Total manufactured
       products         55,991 13,015   2,228  1,307  (1,328) 71,213   3,228      1,440    75,881       -        -         -
Financing revenues           -      -       -       -      -       -       -          -         -   6,638      442     7,080
Other income (a)         1,563    263      20      55      1   1,902     191       (334)    1,759   3,090     (308)    2,782
                       -------  -----  ------    ----   ----   -----  ------       ----    ------   -----    -----     -----
Total net sales
  and revenues         $57,554$13,278  $2,248  $1,362$(1,327)$73,115  $3,419     $1,106   $77,640  $9,728     $134    $9,862
                       =======  =====  ======    ====  =====  ======   =====       ====    ======   =====    =====     =====
Interest income (a)       $502   $198     $25      $4     $1    $730     $19      $(329)     $420    $822     $(94)     $728
Interest expense          $601   $153     $35      $7     $1    $797     $19      $(442)     $374  $3,051     $214    $3,265
Net income (loss)       $2,881   $361    $(63)  $(141)   $23  $3,061    $(14)(c)   $135(b) $3,182    $783      $15      $798


For the Six Months Ended June 30, 1998
Manufactured products
  sales & revenues:
  External customers   $46,318$11,042  $4,113  $1,477    $ - $62,950  $2,651     $1,137   $66,738     $ -      $ -       $ -
  Intersegment           1,475    582     104       7 (2,168)      -       9         (9)        -       -        -         -
                       -------  -----  ------    ----   ----   -----  ------       ----    ------   -----    -----     -----
     Total manufactured
       products         47,793 11,624   4,217   1,484 (2,168) 62,950   2,660      1,128    66,738       -        -         -
Financing revenues           -      -       -       -      -       -       -          -         -   6,311      419     6,730
Other income (a)         1,195    333     126      29      -   1,683      42       (222)    1,503   2,537     (212)    2,325
                        ------  -----  ------    ----   ----   -----  ------       ----    ------   -----    -----     -----
Total net sale
   and revenues        $48,988$11,957  $4,343  $1,513$(2,168)$64,633  $2,702       $906   $68,241  $8,848     $207    $9,055
                       =======  =====  ======    ====  =====  ======   =====       ====    ======   =====    =====     =====

Interest income (a)       $281   $272     $61      $4     $-    $618     $68      $(292)     $394    $717      $(3)     $714
Interest expense          $407   $201     $50      $4    $(1)   $661      $6      $(195)     $472  $2,839     $(50)   $2,789
Net income (loss)         $647   $223    $101    $(30)   $27    $968    $110 (c)   $157(b) $1,235    $714      $44      $758


(a)  Interest income is included in other income.
(b)The amount reported for Other net income (loss) includes income from discontinued operations of $426 million and $319 million for the six months ended June 30, 1999 and 1998, respectively.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $11 million for both 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated. 1998 results exclude the cumulative effect of accounting change of $9 million due to Hughes' adoption of SOP 98-5. GM had reported the $9 million change in fourth quarter 1998 results and Hughes reported the change as a restatement of first quarter 1998 results.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 15.  Contingent Matters

   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided a process for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. In an attempt to resolve the dispute, Hughes gave notice to Raytheon to commence an arbitration process pursuant to the procedures under the merger agreement. Raytheon responded by filing an action in Delaware Chancery Court which seeks to enjoin the arbitration as premature. That litigation is now inactive and Raytheon and Hughes are now proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.
   General Electric Capital Corporation (GECC) and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to provide financing for consumer purchases of DIRECTV hardware and related programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $70 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position. Pretrial discovery is not yet completed in the case and no trial date has been set.
   As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo.
     Hughes Space and Communications International (HSCI) has a contract with ICO Global Communications Operations to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in its parent company, ICO Global Communications (Holdings) (ICO). ICO has indicated in its public disclosure that it requires substantial additional financing to continue operating its business and to fund the construction of its communications network. ICO also has indicated that it currently is attempting to obtain financing through its existing stockholders including Hughes, and/or third parties. There can be no assurance that ICO will be successful in obtaining adequate financing to continue operating its business or to complete construction of its communications network. If ICO is unable to obtain the necessary additional financing, it and its subsidiary would likely be unable to pay the remaining amounts due to HSCI under the contract. If ICO fails to pay HSCI these remaining amounts, HSCI could terminate the contract for non-payment. In the event of non-payment, Hughes would expect to record a pre-tax charge to earnings of approximately $500 million.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 15.  Contingent Matters (concluded)

   On July 9, 1999, a jury in a Los Angeles Superior Court in the matter of Anderson et. al, v. General Motors Corporation, returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision, fuel fed fire in a 1979 Chevrolet Malibu. The award consisted of $102 million in compensatory damages and $4.8 billion in punitive damages.
   The Anderson case arose out of an accident on December 24,1993. While the plaintiffs were stopped at a red light, they were struck in the rear by a 1977 Buick Regal going approximately 70 mph. The driver of the Regal was intoxicated, having a blood alcohol level of .20, almost three times the California limit. The ensuing post-crash fire burned all of the occupants of the Malibu with the children receiving the most severe burns. Plaintiffs claimed that the Malibu's fuel tank, which was located behind the rear axle, should have been located over the axle. Alternatively they claimed the tank should have been shielded or incorporated a bladder.
   GM believes that, by any measure, the 1979 Malibu was a safe passenger car. The Malibu's fuel tank location was similar to that in most other vehicles of the same size and vintage and its design met or exceeded the applicable FMVSS 301 standard, having passed a 50 mph rear-impact test that few other cars on the market in 1979 would have passed. Even the alternative designs suggested by the plaintiffs would have been compromised in such a severe crash. GM was not allowed to introduce other compelling evidence that the Malibu's fuel system was well-designed. Lastly, although the jury was asked to apportion the non-economic compensatory damages between GM and the driver of the Regal, they were not informed about his intoxication.
   GM will vigorously pursue post-trial motions and its right of appeal. GM believes that the design of the subject Chevrolet Malibu was not responsible for plaintiff's injuries, that numerous evidentiary and procedural reversible errors occurred at the trial and that as a matter of law, GM's conduct does not support any punitive damages. The cost of any bond GM may have to post is not expected to be material to the Corporation's financial results.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Note 16.  Subsequent Event

     On July 6, 1999, as part of the USSB merger, Hughes paid approximately $0.4 billion in cash and issued approximately 22.6 million shares of GM Class H common stock to the former USSB shareholders.
   On July 22, 1999, GMAC completed the acquisition of the asset-based lending and factoring business unit of The Bank of New York for approximately $1.8 billion. GMAC also completed the acquisition of the full service leasing business of Arriva Automotive Solutions Limited, on July 30, 1999. Both transactions were accounted for using the purchase method of accounting.
     On July 28, 1999, Galaxy Latin America (GLA), Hughes' 70% owned subsidiary, acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and Cisneros Group, the remaining GLA partners. Hughes' share of the purchase amounted to approximately $101 million and increased Hughes' ownership of GLA to 77.8%.



                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the consolidated financial statements and notes thereto along with the MD&A included in GM's Current Reports on Form 8-K, dated April 12, 1999 and filed with the Securities and Exchange Commission on April 15, 1999 and April 21, 1999, respectively, Hughes Electronics Corporation (Hughes) financial statements and MD&A for the period ended December 31, 1998, included as Exhibit 99 to GM's 1998 Annual Report on Form 10-K, the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 1998, the Hughes financial statements and MD&A for the period ended June 30, 1999, included as Exhibit 99 to this GM Quarterly Report on Form 10-Q for the period ended June 30, 1999 and related Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission, and the GMAC Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate supplemental consolidating financial information for the following businesses: Automotive, Electronics and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of:

   .  GM  Automotive  (GMA),  is comprised  of four  regions:  GM North  America
      (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM). GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates:
      Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Chevrolet, GMC, and Cadillac.
   . Hughes includes activities relating to designing, manufacturing, and marketing advanced technology electronic systems, products, and services for the satellite & wireless communications industries.
   . The Other segment includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions and the elimination of intersegment transactions.

   GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners insurance, and asset-backed lending. The Financing and Insurance Operations' Other segment includes financing entities operating in Canada, Germany and Brazil.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for standalone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the Automotive, Electronics and Other Operations' Other segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   In the second quarter of 1999, GM's consolidated income from continuing operations totaled $1.7 billion or $2.66 per share of $1-2/3 par value common stock, which represents an increase of $1.4 billion compared with $306 million or $0.40 per share of $1-2/3 par value common stock in the second quarter of 1998. GM's net income from continuing operations for the six months ended June 30, 1999 was $3.6 billion or $5.33 per share of $1-2/3 par value common stock, which represents an increase of $1.9 billion compared with $1.7 billion or $2.35 per share of $1-2/3 par value common stock for the six months ended June 30, 1998.
   On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a tax-free spin-off which was completed on May 28,1999 and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for the second quarter of 1999, including the income from discontinued operations totaled $1.9 billion or $2.94 per share of $1-2/3 par value common stock compared with $389 million or $0.52 per share of $1-2/3 par value common stock in the second quarter of 1998. GM's net income for the six months ended June 30, 1999, including the income from discontinued operations totaled $4.0 billion or $5.97 per share of $1-2/3 par value common stock compared with $2.0 billion or $2.82 per share of $1-2/3 par value common stock for the six months ended June 30, 1998. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements. Additionally, refer to
Note 13 of the GM consolidated financial statements for financial information regarding the effect of the current year acquisitions.


Automotive, Electronics and Other Operations

   Highlights of financial performance by GM's Automotive, Electronics and Other Operations business were as follows:

                                      Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                      -------------------   ------------------
                                      1999           1998   1999        1998
                                      --------  ---------   -------  ---------
                                                 (Dollars in Millions)
Manufactured products sales and revenues
GMA                                 $36,781    $29,930    $71,213     $62,950
Hughes                                1,776      1,369      3,228       2,660
Other                                   704        546      1,440       1,128
                                   --------   --------    -------     -------
  Manufactured products
    sales and revenues              $39,261    $31,845    $75,881     $66,738

Net income (loss)
GMA                                  $1,551       $(24)    $3,061        $968
Hughes                                  (92)        56        (14)        110
Other                                  (150)      (120)      (291)       (162)
                                     ------        ---     ------         ---
  Income (loss) from continuing
    operations                        1,309        (88)     2,756         916
Discontinued operations                 184         83        426         319
                                     ------         --     ------      ------
  Net income (loss)                  $1,493        $(5)    $3,182      $1,235
                                      =====          =      =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                      ------------------    -------------------
                                       1999       1998       1999       1998
                                      -------   --------    -------    --------
                                               (Dollars in Millions)
GMNA
Manufactured products
  sales and revenues                $28,673     21,904    $55,991    $47,793

Pre-tax income (loss)                 2,122       (335)     4,219        889
Income tax expense (benefit)            670       (124)     1,335        262
Earnings of nonconsolidated associates
  and minority interests                 21         17         (3)        20
                                      -----       ----      -----       ----
GMNA income (loss)                   $1,473      $(194)    $2,881       $647
                                      =====        ===      =====        ===


GME
Manufactured products
  sales and revenues                 $6,881     $6,227    $13,015    $11,624
                                      -----      -----     ------     ------

Pre-tax income                          272        244        553        447
Income tax expense                       84        129        189        220
Earnings of nonconsolidated associates
  and minority interests                 (1)         9         (3)        (4)
                                      -----      -----      -----      -----
GME income                             $187       $124       $361       $223
                                        ===        ===        ===        ===


GMLAAM
Manufactured products
  sales and revenues                 $1,206     $2,193     $2,228     $4,217
                                      -----      -----      -----      -----

Pre-tax (loss) income                   (87)        17       (145)        33
Income tax benefit                      (33)       (10)       (69)       (29)
Earnings of nonconsolidated associates
  and minority interests                 16         21         13         39
                                         --         --         --       ----
GMLAAM (loss) income                   $(38)       $48       $(63)      $101
                                         ==         ==         ==        ===


GMAP
Manufactured products
  sales and revenues                   $687       $756     $1,307     $1,484
                                        ---        ---      -----      -----

Pre-tax (loss) income                   (36)         4        (61)        (4)
Income tax (benefit) expense            (13)         4        (19)         4
Earnings of nonconsolidated associates
  and minority interests                (58)       (36)       (99)       (22)
                                         --         --       ----         --
GMAP (loss)                            $(81)      $(36)     $(141)      $(30)
                                         ==         ==        ===         ==



GMA (1)
Manufactured products
  sales and revenues                $36,781    $29,930    $71,213    $62,950

Pre-tax income (loss)                 2,288        (15)     4,603      1,407
Income tax expense                      715         21      1,450        473
Earnings of nonconsolidated associates
  and minority interests                (22)        12        (92)        34
                                      -----         --      -----       ----
GMA income (loss)                    $1,551       $(24)    $3,061       $968
                                      =====         ==      =====        ===



(1) GMA's results include eliminations of transactions among GMNA, GME, GMLAAM, and GMAP.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                        Three Months Ended June 30,
                                    1999                         1998
                          ------------------------      ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          --------  --    --------      --------  --    --------
                                            (Units in Thousands)
GMNA
United States
  Cars                   2,411     727     30.2        2,332     750     32.1
  Trucks                 2,325     669     28.8        2,209     683     30.9
                         -----  ------                 -----  ------
  Total United States    4,736   1,396     29.5        4,541   1,433     31.6
Canada and Mexico          636     178     28.0          683     193     28.3
                        ------  ------                ------  ------

Total GMNA               5,372   1,574     29.3        5,224   1,626     31.1
GME                      5,362     538     10.0        4,899     451      9.2
GMLAAM                     812     131     16.1        1,052     177     16.8
GMAP                     2,691     109      4.0        2,573     118      4.6
                       -------  ------               -------  ------

Total Worldwide         14,237   2,352     16.5       13,748   2,372     17.3
                        ======   =====                ======   =====


                                       Six Months Ended June 30,
                                    1999                          1998
                          ------------------------      ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          --------  --    --------      --------  --    --------
                                            (Units in Thousands)
GMNA
United States
  Cars                   4,431   1,355     30.6        4,205   1,320     31.4
  Trucks                 4,336   1,203     27.7        3,959   1,207     30.5
                         -----   -----                 -----   -----
  Total United States    8,767   2,558     29.2        8,164   2,527     30.9
Canada and Mexico        1,179     330     28.0        1,207     331     27.5
                         -----  ------                 -----  ------

Total GMNA               9,946   2,888     29.0        9,371   2,858     30.5
GME                     10,707   1,048      9.8        9,920     943      9.5
GMLAAM                   1,611     256     15.9        2,125     350     16.5
GMAP                     5,768     209      3.6        5,555     253      4.5
                       -------  ------               -------  ------

Total Worldwide         28,032   4,401     15.7       26,971   4,404     16.3
                        ======   =====                ======   =====

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      ------------------       -----------------
                                      1999         1998       1999         1998
                                      -------   --------      -------    -------
                                                (Units in Thousands)
Wholesale Sales
GMNA
  Cars                                  754        637       1,537         1,303
  Trucks                                783        554       1,502         1,234
                                      -----     ------       -----         -----
    Total GMNA                        1,537      1,191       3,039         2,537
                                      -----      -----       -----         -----
GME
  Cars                                  520        555         954           938
  Trucks                                 36         34          71            71
                                       ----       ----       -----         -----
    Total GME                           556        589       1,025         1,009
                                        ---        ---       -----         -----
GMLAAM
  Cars                                   93        116         168           224
  Trucks                                 43         64          90           134
                                       ----       ----        ----           ---
    Total GMLAAM                        136        180         258           358
                                        ---        ---         ---           ---
GMAP
  Cars                                   36         50          75            95
  Trucks                                 62         48         116           118
                                         --         --         ---           ---
    Total GMAP                           98         98         191           213
                                         --         --         ---           ---

Total Worldwide                       2,327      2,058       4,513         4,117
                                      =====      =====       =====         =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA reported income of $1.6 billion for the 1999 second quarter compared with a loss of $24 million for the prior year quarter. The increase in income from the prior year quarter was primarily due to continued improvement in the profitability of new vehicles and lower production at GMNA in the prior year quarter due to the work stoppages at two component plants in Flint, Michigan that halted production of wholesale units at 26 of 29 assembly plants in North America. These factors also contributed to the strong improvement in GMA's net margin to 4.2% for the second quarter of 1999 from (0.1%) for the second quarter of 1998. Income for the six months ended June 30, 1999 totaled $3.1 billion compared with income of $968 million for the prior year six-month period. The increase in income from the prior year six-month period was primarily due to improvement in the profitability of new vehicles, lower production at GMNA in the prior year quarter due to the work stoppages, and lower material and engineering costs.
   Manufactured  products  sales and revenues  for GMA in the second  quarter of
1999 were $36.8 billion compared with $30.0 billion in the second quarter of 1998. GMA's manufactured products sales and revenues for the six months ended June 30, 1999 totaled $71.2 billion compared with $63.0 billion for the prior year six-month period. These increases were primarily due to increases in wholesale sales volumes of 269,000 units from the prior year second quarter and 396,000 units from the prior year six months ended June 30, 1998. These increases in wholesale sales volumes are primarily due to GMNA's work stoppages in the prior year periods.
   Pre-tax income for the second quarter of 1999 increased to $2.3 billion compared with the prior year quarter pre-tax loss of $15 million and pre-tax income for the six months ended June 30, 1999 increased to $4.6 billion from $1.4 billion in the prior year period. These increases in pre-tax income were primarily due to continued improvement in the profitability of new vehicles and lower production at GMNA in the prior year quarter due to the work stoppages.
   GMA's worldwide vehicle deliveries were 2,352,000 for the second quarter of 1999, which represented a market share of 16.5% compared with 2,372,000 for the second quarter of 1998, which represented a market share of 17.3%. GMNA's market share for the second quarter of 1999 was 29.3% compared with 31.1% for the second quarter of 1998. For the six months ended June 30, 1999, GMNA's market share was 29.0% compared with 30.5% for the prior year six-month period.
   GMNA reported income of $1.5 billion for the 1999 second quarter compared with a loss of $(194) million for the prior year quarter. The improvement in GMNA's 1999 second quarter income was primarily due to the prior year's work stoppages, higher wholesale sales volumes, and lower material and engineering costs, partially offset by increased manufacturing costs and pre-production and launch costs associated with the new LeSabre, Impala, Monte Carlo, and Saturn LS models. Income for the six months ended June 30, 1999 totaled $2.9 billion compared with $647 million for the prior year six-month period. The improvement in income for the first six months of 1999 was primarily due to the prior year's work stoppages, higher wholesale sales volumes, continued improvement in the cost and profitablility of new vehicles, and lower material and engineering costs. This improvement was partially offset by increased manufacturing costs and pre-production and launch costs associated with the new vehicles mentioned above. Net price was slightly lower for the quarter at negative 0.2% year over year. Net price comprehends the percent increase/decrease a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period.
   GME reported income of $187 million for the 1999 second quarter compared with $124 million in the prior year quarter. The improvement in GME's 1999 second quarter income was primarily due to increased volumes primarily related to the Astra and Zafira and continued material cost improvements as a result of GM's global purchasing efforts. These factors were partially offset by competitive pricing pressure and by increased engineering expense associated with the model year 2000 mid lifecycle enhancements for the Vectra and Omega and the new model year 2001 Corsa. Income for the six months ended June 30, 1999 totaled $361 million compared with $223 million for the prior year six-month period. The improvement in income for the first six months of 1999 was primarily due to higher wholesale sales volumes. These improvements were partially offset by competitive pricing pressure during the second quarter and by increased engineering expense associated with the model year 2000 mid lifecycle enhancements for the Vectra and Omega and the new model year 2001 Corsa.
   GMLAAM reported a loss of $38 million for the 1999 second quarter compared with income of $48 million for the prior year quarter. The decrease in 1999 second quarter earnings compared to 1998 second quarter results was primarily due to significantly lower industry volumes due to the ongoing economic crisis throughout Latin America, partially offset by reduced material and structural costs. These factors also contributed to the losses for the six months ended June 30, 1999 which totaled $63 million compared with income of $101 million for the prior year six-month period.






                                     - 26 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GMAP reported a loss of $81 million for the 1999 second quarter compared with a loss of $36 million for the prior year quarter. The decrease in 1999 second quarter earnings compared to 1998 second quarter results was primarily due to decreased wholesale sales in the region, as well as decreased equity earnings due to ramp-up costs at Shanghi as Buick production gets underway and the finalization of the terms of our investment in India. Losses for the six months ended June 30, 1999 totaled $141 million compared with losses of $30 million for the prior year six-month period. The decrease in income for the first six-month period in 1999 was primarily due to decreased volumes in the region, decreased equity earnings at Isuzu due to the economic downturn in Asia, and continued spending associated with GMAP's growth strategy.

Hughes Financial Highlights

                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                      ------------------    ------------------
                                      1999         1998     1999        1998
                                      -------   ---------   -------    -------
                                  (Dollars in Millions Except Per Share Amounts)

Revenues                            $1,776      $1,369    $3,228       $2,660
                                     -----       -----     -----        -----
Pre-tax (loss) income                 (113)         88        20          195
Income tax (benefit) expense           (43)         24        (7)          55
Minority interests                       6           9        13           10
Losses in nonconsolidated associates   (34)        (22)      (65)         (51)
                                        --          --        --           --
    Net (loss) income                 $(98)       $ 51     $ (25)        $ 99
                                        ==          ==        ==           ==

   (Loss) Earnings used for computation of
    Available Separate Consolidated Net
    (Loss) Income (1) (2)             $(94)        $56      $(16)        $110

   (Loss) Earnings per share attributable
    to Class H common stock -
      Basic and Diluted (2)           $(0.23)     $0.14     $(0.04)      $0.27
------------
(1)Excludes amortization of GM purchase accounting adjustments of $5 million for the second quarters of 1999 and 1998 and $11 million for the six-month periods ended June 30, 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company (HAC) in 1985. Includes accrued preferred stock dividends of $2 million in 1999.
(2)1998 results exclude the cumulative effect of accounting change of $9 million, after tax, due to Hughes' adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities. GM has reported the $9 million charge in fourth quarter 1998 results and Hughes reported the change as a restatement of first quarter 1998 results.

Hughes Financial Review

   Second quarter revenues increased 29.7% to $1.8 billion, compared with $1.4 billion in the second quarter of 1998. Revenues for the first six months of 1999 increased 21.3% to $3.2 billion compared with $2.7 billion in the same period of 1998. Revenue growth for the second quarter and first six months of 1999 compared to the same period in 1998 was primarily attributable to continued strong subscriber growth and higher average monthly revenues per subscriber for the DIRECTV(R) businesses, revenues from the PRIMESTAR medium-power direct-to-home and United States Satellite Broadcasting Company, Inc. (USSB) businesses, which were acquired on April 28, 1999 and May 20, 1999, respectively, increased sales of DIRECTV(TM) receiver equipment by Hughes Network Systems (HNS) and increased PanAmSat revenues from operating leases. These increases were offset by a decrease in Hughes Space and Communications
(HSC) revenues due to contract revenue adjustments and delayed revenue recognition that resulted from increased costs and schedule delays on several new product lines.
   Hughes reported an operating loss, excluding amortization of purchase accounting adjustments related to GM's acquisition of HAC, of $97 million for the second quarter of 1999 compared with an operating profit, on the same basis, of $78 million for the second quarter of 1998. The operating loss for the first six months of 1999 was $133 million compared with an operating profit of $162 million for the first six months of 1998. The operating loss for the second quarter of 1999 was principally a result of the increased development costs and schedule delays at HSC that, resulted in a second quarter 1999 pre-tax charge of $125 million, higher goodwill amortization that resulted from the second quarter 1999 acquisitions of USSB and PRIMESTAR, and higher depreciation expense related to additions to PanAmSat's satellite fleet in late 1998 and early 1999. The operating loss for the first six months of 1999 also included a one-time pre-tax charge of $92 million that resulted from the termination of the Asia-Pacific Mobile Telecommunications satellite system contract due to export licenses not being issued.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (continued)

   Hughes reported a pre-tax loss of $113 million for the second quarter of 1999, compared with pre-tax income of $88 million for the same period of 1998. Pre-tax income was $20 million for the first six months of 1999, compared with pre-tax income of $195 million for the first six months of 1998. The pre-tax loss for the second quarter of 1999 and the decrease in pre-tax income for the first six months of 1999 resulted primarily from the operating losses described above, lower interest income due to a decrease in cash and cash equivalents and increased interest expense related to increased borrowings. These losses were offset by the $155 million pre-tax gain that resulted from the settlement of the Williams patent infringement case.
     Taxes for the second quarter and first six months of 1999 and 1998 benefited from the favorable resolution of tax contingencies related to prior years. The income tax benefit recorded for the six months of 1999 resulted from the effect of these benefits on the low level of pre-tax income recognized in 1999 compared to 1998.
   Earnings (loss) used for computation of available separate consolidated net income (loss) for the second quarter of 1999 was a loss of $94 million, compared with earnings of $56 million for the second quarter of 1998, and a loss of $16 million for the first six months of 1999, compared with earnings of $110 million for the first six months of 1998.
   On July 28, 1999, Galaxy Latin America (GLA), Hughes' 70% owned subsidiary, acquired 77.8% of Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $89 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and the Cisneros Group, the remaining Galaxy Latin America partners. Our share of the purchase amounted to approximately $101 million and increased Hughes' ownership of GLA to 77.8%.
   On January 22, 1999, Hughes agreed to acquire PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business and the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. On April 28, 1999, the acquisition of PRIMESTAR's direct-to-home business was completed. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of GM Class H common stock at the time the acquisition agreement was signed. The purchase price will be adjusted based upon the final adjusted net working capital of PRIMESTAR at the date of closing. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.
   In December 1998, Hughes agreed to acquire all of the outstanding capital stock of USSB. USSB provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The purchase price, consisting of cash and GM Class H common stock, was approximately $1.6 billion, consisting of approximately $360 million in cash and 22.6 million shares of GM Class H common stock. The USSB acquisition was completed on May 20, 1999 and payment and delivery of GM shares were made to the former USSB shareholders in July 1999.
   Hughes has filed a shelf registration statement with the Securities and Exchange Commission with respect to an issuance up to $2.0 billion of debt securities from time to time. Subject to market conditions, Hughes expects to issue up to $1.0 billion of these securities in the third quarter of 1999. Hughes will use these funds principally to repay commercial paper borrowings incurred in connection with the PRIMESTAR, Tempo Satellite and USSB transactions and to fund short-term working capital requirements.
   On May 11, 1999, it was announced that Hughes will collaborate with America Online (AOL) on a new service that will combine digital satellite television programming from DIRECTV with AOL's new interactive television Internet service. HNS will design and build the initial dual purpose DIRECTV/AOL receiver equipment. The new service will be suited for both frequent Internet users and the mass market consumer who wants to connect to the Internet. On June 21, 1999, Hughes announced a more extensive strategic alliance with AOL to develop and market digital entertainment and Internet services nationwide. The new alliance is expected to accelerate subscriber growth and revenue-per-subscriber for the DIRECTV and DirecPC services, as well as expand the subscriber base for AOL's developing AOL TV and AOL-Plus broadband services. As part of the alliance, Hughes and AOL plan to jointly develop new content and interactive services for U.S. and international markets. Additionally, an extensive cross-marketing initiative will be instituted to market each company's products through their respective retail outlets and to their respective subscribers. As part of its marketing initiative with AOL, Hughes has committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion for its DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV, and DirecDuo products and services.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

   As part of the alliance, AOL invested $1.5 billion in shares of GM Series H 6.25% Automatically Convertible Preference Stock. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. For further discussion, refer to
Note 8 to the GM consolidated financial statements.

Financing and Insurance Operations

   Highlights  of  financial   performance   by  GM's  Financing  and  Insurance
Operations business were as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    -------------------
                                      1999          1998    1999          1998
                                      -------   --------    -------    -------
                                               (Dollars in Millions)
Financing revenues
GMAC                                $3,361      $3,205    $6,638       $6,311
Other                                  210         215       442          419
                                    ------      ------    ------       ------
  Total                             $3,571      $3,420    $7,080       $6,730
                                     =====       =====     =====        =====

Net income
GMAC                                  $391        $365      $783         $714
Other                                   34          29        15           44
                                      ----        ----      ----         ----
  Total                               $425        $394      $798         $758
                                       ===         ===       ===          ===

























                                     - 29 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Highlights

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      -------------------    ------------------
                                      1999           1998   1999         1998
                                      ------    ---------   ------     -------
                                               (Dollars in Millions)
Financing revenues
  Retail and lease financing        $1,069        $950    $2,075       $1,852
  Operating leases                   1,797       1,809     3,592        3,594
  Wholesale and term loans             495         446       971          865
                                    ------      ------    ------       ------
    Total automotive financing
      revenues                       3,361       3,205     6,638        6,311
Interest and discount                1,538       1,455     3,051        2,839
Depreciation on operating leases     1,162       1,161     2,350        2,339
                                     -----       -----     -----        -----
    Net  automotive financing revenue  661         589     1,237        1,133
Insurance premiums earned              442         480       889          951
Mortgage revenue                       730         500     1,458          918
Other income                           366         337       740          668
                                    ------      ------    ------       ------
    Net financing revenue and other  2,199       1,906     4,324        3,670
Expenses                             1,559       1,378     3,043        2,627
                                     -----       -----     -----        -----
Pre-tax income                         640         528     1,281        1,043
Income tax expense                     249         163       498          329
                                       ---         ---       ---          ---
    Net income                        $391        $365      $783         $714
                                       ===         ===       ===          ===

Net income from automotive
   financing operations               $275        $288      $504         $534
Net income from insurance operations    50          54       115          134
Net income from mortgage operations     66          23       164           46
                                      ----        ----       ---         ----
    Net income                        $391        $365      $783         $714
                                       ===         ===       ===          ===

GMAC Financial Review

   Consolidated net income for the second quarter and first six months of 1999 increased by 7% and 10% compared to the same periods during 1998. Net income from automotive financing operations declined 5% during the second quarter of 1999, compared to the same period in 1998. The reduction in earnings was primarily a result of a significantly lower effective income tax rate for the same period in 1998.
   Earnings from insurance operations decreased by 7% during the second quarter of 1999, compared to the same period during 1998. Earnings were lower primarily due to lower underwriting results in the current quarter, partially offset by higher capital gains.
   Net income from mortgage operations during the second quarter was $43 million higher than the second quarter of 1998. The increase was primarily attributable to improved liquidity in the capital markets coupled with unusually low earnings in the second quarter of 1998, which were negatively impacted by accelerated prepayment experience on mortgage assets.
   During the three months and six months ended June 30, 1999, GMAC financed 33.1% and 32.4% of new GM vehicles delivered in the U.S., respectively, down from 36.5% and 35.7% for the same periods in 1998. The decline in financing penetration was primarily the result of a reduction in retail rate incentive programs sponsored by GM during 1999 and competitive market conditions.
   In the United States, inventory financing was provided for 860,000 and 1,728,000 new GM vehicles during the second quarter and first six months of 1999, respectively, compared with 643,000 and 1,367,000 new GM vehicles during the respective periods in 1998. The primary cause of the increase in new GM vehicles financed was due to work stoppages at two GM component plants in June of last year that halted production of wholesale units at 26 of 29 assembly plans in North America. GMAC's wholesale financing represented 65.0% of all GM U.S. vehicle sales to dealers during the first six months of 1999, up from 63.1% for the comparable period a year ago. The increase in wholesale penetration levels was a result of competitive pricing strategies by GMAC.
   Automotive financing revenue totaled $3.4 billion and $6.6 billion in the second quarter and first six months of 1999, respectively, compared to $3.2 billion and $6.3 billion for the same periods in 1998. The increase was mainly due to higher average retail and other loan receivable balances which resulted from continued retail financing incentives sponsored by GM. Additionally, increased wholesale revenues resulting from higher average wholesale balances contributed to the change. The increased wholesale balances were primarily attributable to the 1998 work stoppages previously mentioned.
   Insurance premiums earned, mortgage revenue and other income totaled $1.5 billion and $3.1 billion for the second quarter and six months ended June 30, 1999, respectively, compared to $1.3 billion and $2.5 billion during the comparable 1998 periods. The increase in 1999 over 1998 was primarily the result of substantial increases in mortgage servicing and processing fees. These increases were slightly offset by a reduction in insurance premiums earned due to a decline in personal line coverages.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

   GMAC's worldwide cost of borrowing for the second quarter and first six months of 1999 averaged 5.53% and 5.52%, respectively, a decrease of 51 and 55 basis points from the comparable periods of a year ago. Total borrowing costs for U.S. operations averaged 5.45% for both the second quarter and first six months of 1999, compared to 5.96% and 6.03% for the respective periods in 1998. The lower average borrowing costs for the first six months of 1999 are largely a result of lower market interest rates.
   Consolidated salaries and other operating expenses totaled $1.1 billion and $2.1 billion for the second quarter and first six months of 1999, respectively, compared to $870 million and $1.7 billion for the comparable periods last year. The increase was mainly attributable to continued growth.
   Annualized net retail losses were 0.51% and 0.61% of total average serviced automotive receivables during the second quarter and first six months of 1999, respectively, compared to 0.73% and 0.88% for the same periods last year. The provision for credit losses totaled $230 million and $229 million for the six-month periods ended June 30, 1999 and 1998, respectively. Although comparable period loss rates declined, the higher loss provision reflects an increase in retail receivables during the first six months of 1999 and favorable wholesale loss provision adjustments during the first quarter of 1998.
   The effective income tax rate for the first six months of 1999 was 38.8%, compared to 31.6% and 31.5% for the periods ended December 31, 1998 and June 30, 1998, respectively. The increase in the effective tax rate can be attributed to a significantly lower effective tax rate for the first six months of 1998 due to a decrease in U.S. and foreign taxes assessed on foreign source income.
   On March 8, 1999, GMAC announced it acquired a majority interest in On:Line Finance Holdings and its subsidiaries. The acquisition will expand GMAC's range of finance products available through dealers to automotive customers. On:Line Finance is one of the largest independent retail used car finance providers in the United Kingdom.
   On June 8, 1999, GMAC announced an agreement to acquire the asset-based lending and factoring business of The Bank of New York for approximately $1.8 billion. The purchase of BNY Financial Corporation (BNYFC) will enable GMAC to expand its existing asset-based lending internationally and enter the factoring business in a substantial way. BNYFC is one of the leading asset-based lending and factoring operations in North America and the United Kingdom. The transaction was completed on July 22, 1999. The name of the new GMAC subsidiary is GMAC Commercial Credit LLC.
   On June 11, 1999, GMAC announced it has agreed to terms for the purchase of Arriva Automotive Solutions Limited, a leading contract leasing provider in the United Kingdom. The transaction, including debt refinancing, is valued at (pound)484 million (approximately $775 million at the June 30, 1999 exchange rate), and was completed on July 30, 1999.

Year 2000

   Computers, software applications and microprocessors (embedded in a variety of products either made or used by GM) have the potential for operational problems if they lack the capability to handle the transition to the Year 2000. Because this issue has the potential to cause disruption of GM's business operations, GM has implemented a comprehensive, worldwide program to identify and remediate potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. Additionally, GM has established communications and site assessments with its suppliers, its dealers and other third parties to assess and reduce the risk that GM's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.
   One of GM's first priorities was the analysis of microprocessors in GM passenger cars and trucks. This review included all current and planned models as well as the electronics in older cars and trucks produced during the period of approximately the last 15 years, back to when GM began installing microprocessors capable of processing date information. Most of the microprocessors reviewed have no date-related functionality and, accordingly, have no Year 2000 issues. Of the vehicles with microprocessors that perform date-related functions, none were found to have any Year 2000 issues.
   GM has multiple Year 2000 program teams responsible for remediating all of GM's information technology and embedded systems. Information technology principally consists of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). Embedded systems include microprocessors used in factory automation and in systems such as elevators, security and facility management.
   GM's Year 2000 program includes assessment and remediation services provided by Electronic Data Systems Corporation (EDS), GM's primary information technology supplier, pursuant to a Master Service Agreement with GM. The expenditures and other figures contained herein have been adjusted to reflect the spin-off of Delphi Automotive Systems.



                                     - 31 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000 (continued)

   The Year 2000 program is being implemented in seven phases, some of which are being conducted concurrently:

    Inventory -- This first phase consisted of the identification and validation of an inventory of all systems that could be affected by the Year 2000 issue. The inventory phase began in earnest in 1996 and is complete. The effort identified approximately 6,100 business information systems and about
    1.4 million infrastructure items and embedded systems.

    Assessment -- The assessment phase included the initial testing, code scanning, and supplier contacts to determine whether remediation was needed and, if so, the development of a remediation plan. The assessment of business information systems is completed and included the determination that about one quarter of these systems were "critical" based on criteria such as the potential for business disruption. The assessment of infrastructure items and embedded systems is also complete.

    Remediation -- This phase involves the design and execution of a remediation plan, followed by testing for adherence to the design. GM has substantially completed the remediation of its systems. Remediation of remaining systems is scheduled for completion by the end of September 1999.

    System Test -- The system test phase involves testing of remediated items to ensure that they function normally after being replaced in their original operating environment. System test is closely related to the remediation phase and follows essentially the same schedule.

    Implementation -- Implementation is the return of items to normal operation after satisfactory performance in system testing. This phase follows essentially the same schedule as remediation and system testing.

    Readiness Testing -- This phase includes the planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Three distinct types of readiness tests are being conducted: (1) individual system tests; (2) tests of groups of related systems that comprise a major business process or manufacturing function; and (3) running plant floor systems while production is in process.
      The readiness test phase began in the fourth quarter of 1998. To date, individual system tests have been completed on more than 99% of GM's critical applications. Approximately 300 integrated business process tests and 900 integrated manufacturing system tests have been completed. More than 100 live production tests have also been completed and adjudged to be successful. All readiness testing is scheduled for completion by the end of September 1999.
      In addition to GM readiness testing, a third party Independent Validation & Verification (IV&V) process is being used to examine remediated code to identify potential oversights or errors in select mission-critical systems. While the IV&V process is ongoing, the results to date have validated the success of GM's testing program.

    Contingency Planning -- This final step involves the development and execution of plans that focus on areas of significant concern and the concentration of resources to address those issues both proactively and reactively. GM believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time, rather than systemic or long-term problems affecting its business operations as a whole.
      GM's contingency planning has identified systems, business processes and some suppliers that it believes are potentially vulnerable to Year 2000 problems. GM contingency planning also has addressed those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of products, materials or data to other operations. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, GM's contingency planning has focused on minimizing the scope and duration of any disruptions by developing comprehensive, detailed plans. These reactive plans permit a flexible, real-time response to specific problems that may arise at individual locations around the world.







                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000  (continued)

      A natural extension of GM's contingency planning is the deployment of a command center structure, that is scheduled to begin limited operations in September 1999. The Global Command Center at the GM Technical Center will have redundant communication and other systems, allowing for uninterrupted operations and connectivity with other GM command centers strategically located around the world. Detailed plans and procedures are currently being developed and will be validated during the fourth quarter of 1999. The centers will be staffed with appropriate personnel 24 hours a day, seven days a week beginning the week of December 27, 1999. Operation will continue for as long as conditions warrant.

   GM's communication with its suppliers is a focused element of the assessment and remediation phases described above. GM is a leading participant in an industry trade association, the Automotive Industry Action Group, which has distributed Year 2000 compliance questionnaires as well as numerous awareness and assistance mailings to about half of the 90,000 supplier sites that service GM throughout the world. Responses to these questionnaires, which were generally sent to GM's principal suppliers, were received from about half of the supplier sites to which they were sent. Many of the non-responding suppliers are communicating directly with GM on an informal basis.
   However, GM is not relying on the receipt of responses to questionnaires or written assurances from suppliers regarding their Year 2000 readiness. GM has its own review and assistance program for suppliers considered to be critical to GM's operations, including more than 4,200 on-site assessments to date and more than 2,500 Year 2000 program management workshops for more than 2,500 supplier companies. GM's assessment efforts have been substantially completed with respect to the critical supplier sites. Based on its assessment activity to date, GM believes that a substantial majority of its suppliers are making acceptable progress toward Year 2000 readiness.
   Additionally, GM has established a program to provide further remediation assistance to suppliers that, based upon GM's assessment efforts, are believed to be at high risk of non-compliance. This supplier assistance program currently includes providing remediation consultants to work with suppliers on developing, implementing and accelerating their own Y2K readiness efforts.
   With specific regard to the "off-shore" component of critical suppliers, GM's readiness activities are being managed by a global Y2K supplier readiness organization with regional offices and personnel in Mexico City, Mexico; Russelsheim, Germany; Sao Paulo, Brazil; Melbourne, Australia; and Singapore, in addition to the supplier readiness program headquarters in Detroit.
   Of the critical supplier sites being tracked globally in 54 countries for specific risk management action, approximately 40% are outside of North America. Of the high-risk suppliers who have received or are receiving direct remediation assistance, approximately 77% are outside of North America.
   For the small percentage of suppliers still judged to be "failure-likely" after completion of the remediation assistance program, GM is currently taking proactive steps to minimize the possibility of business interruption. These steps include, among other actions, deploying further intensive supplier assistance and follow-up, establishing buffer inventories, and working with supplier personnel to develop internal supplier contingency plans to deal with likely failure scenarios.
   To address uncertainties in GM's risk management process and Y2K readiness factors outside the direct control of GM or its suppliers, GM has developed reactive contingency plans to minimize business disruption related to these uncertainties. These initiatives include emergency response teams, allocation plans, strategically located Command Centers, and "early warning" communication links with key suppliers during the millennium transition. GM is placing a high priority on contingency planning, Command Centers and in-depth risk management for those countries and global regions that, as a result of prior assessment activities, show a high concentration of failure-likely suppliers or utility sites.
   GM also has a program to work with its independent dealers on their Year 2000 readiness. This program includes distributing materials that assist dealers in designing and executing their own assessment and remediation efforts. GM has also included Year 2000 compliance criteria as part of its established program for certifying that third-party business information systems properly interface with other systems provided to dealers by GM.
   GM's direct Year 2000 program cost is being expensed as incurred with the exception of capitalizable replacement hardware and, beginning in 1999, internal-use software. Total incremental spending by GM is not expected to be material to the Corporation's operations, liquidity or capital resources.
   In addition to the work for which GM has direct financial responsibility, EDS is providing Year 2000-related services to GM, as required under the Master Service Agreement. EDS is providing these services as part of normal fixed price services and other ongoing payments.





                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000  (concluded)

   GM's current forecast is that its total direct expenditures, plus the value of services performed by EDS attributable to GM's Year 2000 program, will be between $564 million and $624 million. This amount includes the following:
  - an estimated $360 million to $420 million in direct GM expenditures. This estimate includes a $62 million payment from GM to EDS at the end of the first quarter of 2000 if systems remediated by EDS under the Master Service Agreement do not cause a significant business disruption that results in material financial loss to GM due to the millennium change;
  - and an estimated $204 million representing the value of Year 2000 services that EDS is providing to GM as part of normal fixed price services and other ongoing payments to EDS under the Master Service Agreement. This estimate does not include the $62 million additional payment from GM to EDS at the end of the first quarter of 2000 mentioned above.

   GM has incurred approximately $142 million of direct spending during 1997 and 1998, and approximately $96 million in 1999 through the end of the second quarter. The estimated value of services provided to GM by EDS under the Master Service Agreement from January 1997 through the end of the second quarter of 1999 attributable to work performed in connection with GM's Year 2000 program was approximately $233 million. Thus, the total direct expenditures by GM, and value of Year 2000-related services performed by EDS attributable to GM's Year 2000 program, for the period from January 1997 through June 1999, amounted to approximately $471 million.
   Despite the incremental Year 2000 spending expected to be incurred throughout the Corporation, GM's current business plan projects declining information technology expenses. GM's total Year 2000 costs noted above do not include the cost of information technology projects that have been delayed due to Year 2000, which are estimated to be approximately $27 million or information technology projects that have been accelerated due to Year 2000 which are estimated to be approximately $20 million.
   In view of the foregoing, GM does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GM and third parties that are critical to GM's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GM's ability to carry on its normal operations in the area or areas so affected. In the event that GM is unable to complete its remedial actions as described above, and is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GM's business, results of operations, or financial condition.
   The foregoing discussion describes the Year 2000 program being implemented by GM and its consolidated subsidiaries other than Hughes. Information about the Year 2000 efforts of Hughes can be found in Exhibit 99. As previously stated, the financial and other data contained herein have been adjusted to reflect the spin-off of Delphi Automotive Systems.
   Statements made herein regarding the implementation of various phases of GM's Year 2000 program, the costs expected to be associated with that program and the results that GM expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GM will be able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GM. Accordingly, the costs and results of GM's Year 2000 program and the extent of any impact on GM's operations could vary materially from those stated herein.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Electronics and Other Operations

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at June 30, 1999 totaled $16.7 billion compared with $11.0 billion at June 30, 1998 and $13.1 billion at December 31, 1998. The increase in cash and marketable securities from June 30, 1998 and December 31, 1998 to June 30, 1999 was primarily due to stronger operating cash flows in the first six months of 1999 versus 1998 due to the work stoppages during 1998. The total VEBA assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $4.9 billion at June 30, 1999 and $4.6 billion at December 31, 1998, and June 30, 1998.






                                     - 34 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Electronics and Other Operations (concluded)

   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $5.4 billion at June 30, 1999, compared with $1.8 billion at December 31, 1998 and $(810) million at June 30, 1998. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $7.4 billion at June 30, 1999, compared to $7.1 billion at December 31, 1998 and $6.9 billion at June 30, 1998. The ratio of long-term debt to long-term debt and GM investment in Automotive, Electronics and Other Operations was 55.9% at June 30, 1999, compared to 58.1% at December 31, 1998 and 52.2% at June 30, 1998. The ratio of long-term debt and short-term loans payable to the total of this debt and GM investment was 58.6% at June 30, 1999, compared to 61.8% at December 31, 1998 and 58.2% at June 30, 1998.

Financing and Insurance Operations

   GM's Financing and Insurance Operations primarily consist of GMAC. At June 30, 1999, GMAC owned assets and serviced automotive receivables totaling $146.7 billion, $8.0 billion above year-end 1998, and $21.9 billion above June 30, 1998. Earning assets totaled $127.1 billion at June 30, 1999, compared to $125.1 billion and $108.1 billion at December 31 and June 30, 1998, respectively. The higher balances compared to second quarter of last year was primarily attributable to increases in serviced wholesale, retail, and term loan receivables as well as continued growth in mortgage related assets.
   GMAC's finance receivables, including sold receivables, totaled $87.3 billion at June 30, 1999, $7.4 billion above December 31, 1998 levels and $14.8 billion above June 30, 1998 levels. The change from December 31, 1998 can be attributed to a $3.5 billion increase in serviced retail receivables, and a $2.3 billion increase in serviced wholesale receivables. Additionally, on-balance sheet term loans increased by $2.0 billion. The year-to-year increase was a result of a $6.9 billion increase in serviced wholesale receivables, and a $5.0 billion increase in serviced retail receivables. In addition, other finance receivables increased by $3.3 billion. The increase in retail receivable balances over December 31 and June 30, 1998 was due to continued retail financing incentives sponsored by GM. The increase in wholesale receivable balances over December 31 and June 30, 1998 was a result of the 1998 work stoppages previously mentioned and higher penetration.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, term notes, and underwritten issuances. GMAC's borrowings outstanding at June 30, 1999 totaled $109.1 billion, compared with $106.2 billion at December 31, 1998 and $89.6 billion at June 30, 1998. GMAC's ratio of debt to total stockholder's equity at June 30, 1999 was 10.5:1, compared to 10.8:1 at December 31, 1998 and 9.6:1 at June 30, 1998. The higher borrowings were used to fund increased earning asset levels.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $45.6 billion at June 30, 1999, compared to $42.9 billion at year-end 1998 and $40.7 billion at June 30, 1998. The unused portion of these credit lines totaled $35.8 billion at June 30, 1999, $2.6 billion and $3.9 billion higher than December 31 and June 30, 1998, respectively.

Book Value Per Share

   Book value per share of $1-2/3 par value common stock was $20.02 at June 30, 1999, compared with $20.00 at December 31, 1998 and $21.02 at June 30, 1998.
Book value per share of GM Class H common stock was $12.01 at June 30, 1999, compared with $12.00 at December 31, 1998 and $12.61 at June 30, 1998. Book value per share was determined based on the liquidation rights of the various classes of common stock.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the Board of Directors. GM's 1999 second quarter RONA for continuing operations on an annualized basis, excluding Hughes, was 16.3%.





                                     - 35 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


CASH FLOWS

Automotive, Electronics and Other Operations

   Net cash provided by operating activities was $12.8 billion during the six months ended June 30, 1999 compared with $368 million for the prior year period. The increase in net cash provided by operating activities was primarily the result of increased income from continuing operations and the net changes in operating assets and liabilites. These were primarily related to increases in accounts payable resulting from an extension of payment terms and increases in accrued and other liabilities.
   Net cash used in investing activities amounted to $9.4 billion during the six months ended June 30, 1999 compared with $1.9 billion in the prior year period. The increase in net cash used in investing activities was primarily attributable to increased cash used for investments in companies, investments in marketable securities, and operating leases.
   Net cash used in financing activities was $832 million during the six months ended June 30, 1999 compared with $963 million in the prior year period. The decrease in cash used for financing activities during the first six months of 1999 was primarily due to net decreases in long-term debt and reduced stock repurchases and proceeds from issuing preference stock in the second quarter of 1999 partially offset by larger decreases in long-term debt and short-term loans payable.

Financing and Insurance Operations

   Cash provided by operating activities totaled $8.5 billion and $4.0 billion during the six months ended June 30, 1999 and 1998, respectively. The additional operating cash flow was primarily the result of increased proceeds on the sale of mortgage loans and mortgage related securities held for trading and decreases in other miscellaneous assets and investments. These inflows were partially offset by increases in purchases of mortgage loans and mortgage related securities held for trading.
   Cash used for investing activities during the six months ended June 30, 1999 totaled $8.6 billion, a $2.4 billion increase in cash used compared to the same period last year. Cash usage increased primarily as a result of net increases in acquisitions of finance receivables compared to liquidations of such receivables, partially offset by higher proceeds from sales of finance receivables.
   Cash provided by financing activities during the six months ended June 30, 1999 totaled $2.3 billion, compared with cash provided of $3.3 billion during the comparable 1998 period. The change was primarily the result of a reduction in short-term debt, partially offset by an increase in long-term debt.

Dividends

   Dividends may be paid on common stocks only when, as and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 2, 1999, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, payable September 10, 1999, to holders of record as of August 2, 1999. The GM Board also declared quarterly dividends on the Series D and Series G Depositary Shares of $0.495 and $0.57 per share, respectively, payable November 1, 1999, to holders of record on October 4, 1999. The Series B preference stock was redeemed on April 5, 1999, and as a result, the amount paid out on that date to the Series B shareholders of record included accrued and unpaid dividends as part of the total redemption price. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses. On August 2, 1999 the GM Board declared two dividends on the GM Series H 6.25% Automatically Convertible Preference Stock. A dividend of $0.5853 per share of GM Series H 6.25% Automotically Convertible Preference Stock is payable on August 2, 1999, to the sole holder of record on that date for the period between the close of the transaction and the end of the second quarter. A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock is payable November 1, 1999, to the holder of record on October 4, 1999.











                                     - 36 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide employment at June 30, (in thousands)   1999        1998
                                                  ----        ----
  GMNA                                            219         231
  GME                                              83          81
  GMLAAM                                           22          26
  GMAP                                             10           9
  GMAC                                             26          22
  Hughes                                           18          15
  Other                                            12          11
                                                 ----       -----
    Total employees                               390         395
                                                  ===         ===


                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                      -------------------   ------------------
                                      1999           1998   1999          1998
                                      -------     -------   -------     ------

Worldwide payrolls - (in billions)    $5.6         $5.0     $11.0       $10.3
                                       ===          ===      ====        ====

New Accounting Standard

   In  June  1999,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. This statement defers, for one year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. GM will adopt SFAS No. 133 by January 1, 2001, as required. Management is currently assessing the impact of this statement on GM's results of operations and financial position.


































                                     - 37 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 1999 or subsequent thereto, but before the filing of this report are summarized below.

   With respect to the previously reported putative class actions alleging defects in vehicle paint, two additional suits have been filed involving similar factual and legal issues.

   On May 16, 1999, the Corporation was served with a putative class action filed in the Court of Common Pleas of Philadelphia County, Pennsylvania (Scott Haverdink v. General Motors Corporation). The named plaintiff purports to represent a class of Pennsylvania residents who purchased or leased model year 1985 through 1997 GM vehicles which have exhibited peeling paint and alleges that vehicles painted using a application process which omits a primer surfacer layer are inherently defective. The Complaint includes claims of breach of express warranty, breach of contract and alleged violation of the Pennsylvania Unfair Trace Practices Consumer Protection Law.

   On June 2, 1999, a statement of claim against General Motors Corporation and General Motors of Canada Limited was filed in support of a putative class action in the Supreme Court of British Columbia. (Darryl Oshanek v. General Motors Corporation). The named plaintiff purports to represent a class of consumers resident in British Columbia who purchased 1986 through 1997 model year GM vehicles which have experienced peeling paint and asserts a single count under British Columbia's Deceptive Trade Practices Act. No determination has been made as to whether either case may proceed as a class action.

                                      * * *

   With respect to the previously reported nationwide settlement of the class action involving the 1973-1987 model Chevrolet and GMC full-size pickup trucks with fuel tanks mounted outside the frame rails, the Louisiana trial court has given final approval to that settlement. No appeals from the approval were filed. However, after the appeal time had run, over GM's objections, plaintiffs obtained an order from the trial court modifying certain express provisions of the approved settlement. Those changes are directly contrary to the order approving the settlement and two prior consent orders. GM appealed to the Louisiana Court of Appeal which granted a stay of the order modifying the settlement and ordered that the appeal be permitted.

                                      * * *

   On June 3, 1999, the National Rural Telecommunications Cooperative (NRTC) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") in United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "Agreement") with the NRTC. The Agreement provides the NRTC with exclusive distribution rights, in certain specified portions of the United States, to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other 5 frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alernative, the right to distribute former USSB programming on a non-exclusive basis. DIRECTV maintains that the NRTC's right under the Agreement is to market and sell the former USSB programming as its agent. DIRECTV intends to vigorously defend the NRTC claims.

   DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the Agreement in connection with two issues: the term of the Agreement and the NRTC's right of first refusal. DIRECTV contends that the term of the Agreement is measured by the life of the DBS-1 satellite and that the term of the Agreement ends when either the fuel on board DBS-1 is depleted to less than 6% of the initial fuel mass or fewer than 8 transponders are capable of meeting performance specifications. The NRTC contends that the term of the Agreement is measured by some combination of the lives of DBS-1 and the other satellites at 101 degrees. Upon the expiration of DBS-1, the NRTC has a right of first refusal under the Agreement to distribute in its territories a 20-channel video service for which it will have to secure programming rights. The NRTC contends that the right of first refusal would permit it to contunue its business as currently conducted. DIRECTV seeks a declaration that the NRTC's right of first refusal is limited to what is set forth in the Agreement.

                                      * * *
                                     - 38 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS - (concluded)

   In connection with the previously reported matter filed before the International Trade Commission (ITC) by Personalized Media Communications, Inc.
(PMC) against DIRECTV, U.S. Satellite Broadcasting Company, Hughes Network Systems and other manufacturers of receivers for the DIRECTV system alleging infringement of one of PMC's patents, PMC moved for dismissal of the proceeding, which was granted, terminating the action. The related action filed by PMC in the U.S. District for the Northern District of California, which was stayed pending outcome of the ITC proceeding, remains outstanding.

                                      * * *

   On July 9, 1999, a jury in a Los Angeles Superior Court in the matter of Anderson et. al, v. General Motors Corporation, returned a verdict of $4.9 billion against General Motors in a product liability lawsuit involving a post-collision, fuel fed fire in a 1979 Chevrolet Malibu. The award consisted of $102 million in compensatory damages and $4.8 billion in punitive damages.

   This case arose out of an accident on December 24,1993. While the plaintiffs were stopped at a red light, they were struck in the rear by a 1977 Buick Regal going approximately 70 mph. The driver of the Regal was intoxicated, having a blood alcohol level of .20, almost three times the California limit. The ensuing post-crash fire burned all of the occupants of the Malibu with the children receiving the most severe burns. Plaintiffs claimed that the Malibu's fuel tank, which was located behind the rear axle, should have been located over the axle. Alternatively they claimed the tank should have been shielded or incorporated a bladder.

   GM believes that, by any measure, the 1979 Malibu was a safe passenger car. The Malibu's fuel tank location was similar to that in most other vehicles of the same size and vintage and its design met or exceeded the applicable FMVSS 301 standard, having passed a 50 mph rear-impact test that few other cars on the market in 1979 would have passed. Even the alternative designs suggested by the plaintiffs would have been compromised in such a severe crash. GM was not allowed to introduce other compelling evidence that the Malibu's fuel system was well-designed. Lastly, although the jury was asked to apportion the non-economic compensatory damages between GM and the driver of the Regal, they were not informed about his intoxication.

   GM will vigorously pursue post-trial motions and it's right of appeal. GM believes that the design of the subject Chevrolet Malibu was not responsible for plaintiff's injuries, that numerous evidentiary and procedural reversible errors occurred at the trial and that as a matter of law, GM's conduct does not support any punitive damages. The cost of any bond GM may have to post, if any, is not expected to be material to the Corporation's financial results.

   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.



                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 7, 1999.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       1999 General Motors Annual Meeting
                              Final Voting Results
                          (All classes of common stock)

Proposal                                                    Voting Results
--------                                                    --------------
                                                        Votes*       Percent**
                                                        ------       ---------
Item No. 1
      Nomination and Election of Directors

      The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.

         Percy N. Barnevik             For          539,701,037       98.2%
                                       Withheld       9,943,505        1.8
         John H. Bryan                 For          537,705,273       97.8
                                       Withheld      11,939,269        2.2
         Thomas E. Everhart            For          539,462,782       98.1
                                       Withheld      10,181,760        1.9
         Charles T. Fisher, III        For          537,450,910       97.8
                                       Withheld      12,193,633        2.2
         George M. C. Fisher           For          539,583,839       98.2
                                       Withheld      10,060,703        1.8
         Karen Katen                   For          539,640,392       98.2
                                       Withheld      10,004,150        1.8
         J. Willard Marriott, Jr.      For          537,531,107       97.8
                                       Withheld      12,113,435        2.2
         Ann D. McLaughlin             For          537,110,060       97.7
                                       Withheld      12,534,482        2.3
         Harry J. Pearce               For          537,546,040       97.8
                                       Withheld      12,098,502        2.2
         Eckhard Pfeiffer              For          539,681,075       98.2
                                       Withheld       9,963,467        1.8
         John G. Smale                 For          539,251,944       98.1
                                       Withheld      10,392,698        1.9
         John F. Smith, Jr.            For          539,640,443       98.2
                                       Withheld      10,004,099        1.8
         Louis W. Sullivan             For          539,172,056       98.1
                                       Withheld      10,472,486        1.9
         G. Richard Wagoner, Jr.       For          539,736,414       98.2
                                       Withheld       9,908,128        1.8
         Dennis Weatherstone           For          539,605,894       98.2
                                       Withheld      10,038,648        1.8


Item No. 2
      A  proposal  of the  Board  of   For          545,162,088       99.2%
      Directors that the stockholders  Against        2,160,204        0.4
      ratify  the  selection of        Abstain        2,322,049        0.4
      Deloitte & Touche LLP as
      independent public accountants
      for the year 1999.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Concluded

Proposal                                                    Voting Results
--------                                                    --------------
                                                        Votes*       Percent**
                                                        ------       ---------

Item No. 3
      A stockholder proposal that the    For           23,966,618        5.1%
      Board of Directors take necessary  Against      443,018,481       93.7
      steps to identify by name and      Abstain        5,896,913        1.2
      corporate title those executive
      officers who are contractually
      entitled to receive in excess of
      $250,000 annually.

Item No. 4
      A stockholder proposal that the    For           20,807,472        4.4%
      Officers and Board of Directors    Against      445,982,796       94.3
      consider the discontinuance of all Abstain        6,081,081        1.3
      bonuses immediately, and options,
      rights, SAR's, etc. after termination
      of any existing programs for top
      management.

Item No. 5
      A stockholder proposal regarding   For           20,541,768        4.4%
      global warming on our public       Against      429,395,033       90.8
      health and welfare.                Abstain       22,827,068        4.8

Item No. 6
      A stockholder proposal regarding   For          127,113,345       26.9%
      steps necessary to provide for     Against      323,132,436       68.3
      cumulative voting in the election  Abstain       22,603,150        4.8
      of directors.

Item No. 7
      A stockholder proposal to limit    For           31,860,929        6.8%
      the outside board memberships      Against      435,198,586       92.0
      of GM directors.                   Abstain        5,812,021        1.2

Item No. 8
      A stockholder proposal to have     For           18,818,674        4.0%
      the board nominate an employee     Against      447,623,101       94.6
      director, chosen from one of       Abstain        6,429,677        1.4
      the company's recognized labor
      unions.

Item No. 9
      A stockholder proposal to have     For           63,055,754       13.3%
      only independent directors         Against      403,328,008       85.3
      be eligible for key board          Abstain        6,470,228        1.4
      committees.


* Numbers represent the aggregate voting power of all votes cast with holders of $1-2/3 par value common stock casting one vote per share and holders of GM Class H common stock casting 0.6 vote per share.

** Percentages represent the aggregate voting power of both classes of GM common stock cast for each item.





                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.
------              ------------                                     --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               43

27       Financial Data Schedule
        (for Securities and Exchange Commission information only)


(b)  REPORTS ON FORM 8-K.

   Eleven reports on Form 8-K, dated April 5, 1999, April 9, 1999, April 12, 1999 (3), April 14, 1999, April 28, 1999, May 12, 1999, May 25, 1999, May 28,
1999 and June 21, 1999 were filed during the quarter ended June 30, 1999 reporting matters under Item 5, Other Events and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                                 (Registrant)



Date August 16, 1999                   /s/Peter R. Bible
--------------------                   -----------------
                                       (Peter R. Bible,
                                        Chief Accounting Officer)