Form 10-Q
period 1999-09-30
GENERAL MOTORS CORP
filed 1999-11-12
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549-1004


                                  FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the quarterly period ended September 30, 1999


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

         As of September 30, 1999, there were outstanding 640,208,136 shares of the issuer's $1-2/3 par value common stock and 135,137,857 shares of GM Class H $0.10 par value common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                     Page No.
                                                                     --------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and
             Nine Months Ended September 30, 1999 and 1998                 3

           Consolidated Balance Sheets as of September 30, 1999,
             December 31, 1998 and September 30, 1998                      5

           Condensed Consolidated Statements of Cash Flows for
             the Nine Months Ended September 30, 1999 and 1998             7

           Notes to Consolidated Financial Statements                      9

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          22

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                              37

   Item 6. Exhibits and Reports on Form 8-K                               38

Signature                                                                 38


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)               39

Exhibit 27 Financial Data Schedule
           (for Securities and Exchange Commission information only)

                                    PART I

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                     -------------            -------------
                                     1999      1998          1999      1998
                                     ----      ----          ----      ----
                                  (Dollars in Millions Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Manufactured products sales
  and revenues                    $36,748   $28,464      $112,629   $95,202
Financing revenues                  3,725     3,360        10,805    10,090
Other income (Note 12)              2,321     1,701         6,862     5,529
                                  -------   -------       -------  --------
  Total net sales and revenues     42,794    33,525       130,296   110,821
                                   ------    ------       -------   -------
Cost of sales and other operating
  expenses, exclusive of items
  listed below                     31,061    25,278        94,011    82,607
Selling, general and
  administrative expenses           4,703     3,816        13,027    11,457
Depreciation and amortization
  expense                           3,088     2,674         9,039     8,029
Interest expense                    1,985     1,690         5,624     4,951
Other expenses (Note 12)              439       486         1,353     1,602
                                  -------  --------      --------  --------
  Total costs and expenses         41,276    33,944       123,054   108,646
Income (loss) from continuing
  operations before income taxes
  and minority interests            1,518      (419)        7,242     2,175
Income tax expense (benefit)          553      (144)        2,538       710
Minority interests                     (7)       (1)          (28)      (11)
Losses of nonconsolidated associates  (81)      (33)         (245)      (89)
                                     ----      ----        ------   -------
Income (loss) from continuing
  operations                          877      (309)        4,431     1,365
(Loss) income from discontinued
  operations (Note 2)                   -      (500)          426      (181)
                                   ------       ---        ------    ------
  Net income (loss)                   877      (809)        4,857     1,184
Dividends on preference stocks        (28)      (16)          (51)      (48)
                                     ----      ----       -------   -------
  Earnings (losses) attributable to
    common stocks                    $849     $(825)       $4,806    $1,136
                                      ===       ===         =====     =====

Basic earnings (losses) per share
attributable to common stocks
$1-2/3 par value common stock
(Note 11)
  Continuing operations             $1.35    $(0.52)        $6.79     $1.92
  Discontinued operations               -     (0.76)         0.66     (0.27)
                                    -----      ----          ----      ----
  Earnings per share
    attributable to $1-2/3
    par value                       $1.35    $(1.28)        $7.45     $1.65
                                     ====      ====          ====      ====
Earnings per share attributable
    to Class H                     $(0.13)    $0.11        $(0.17)    $0.38
                                     ====      ====          ====      ====

Diluted earnings (losses) per
share attributable to common stocks
$1-2/3 par value common stock
(Note 11)
  Continuing operations             $1.33    $(0.52)        $6.67     $1.87
  Discontinued operations               -     (0.76)         0.65     (0.27)
                                    -----      ----          ----      ----
  Earnings per share attributable
    to $1-2/3 par value             $1.33    $(1.28)        $7.32     $1.60
                                     ====      ====          ====      ====
Earnings per share attributable
    to Class H                     $(0.13)    $0.11        $(0.17)    $0.38
                                     ====      ====          ====      ====


Reference should be made to the notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - Concluded
                                   (Unaudited)

                                    Three Months Ended    Nine Months Ended
                                      September  30,          September 30,
                                      --------------          -------------
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
                                               (Dollars in Millions)

AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS
Manufactured products sales
  and revenues                    $36,748   $28,464      $112,629  $95,202
Other income                          798       547         2,557    2,050
                                      ---       ---         -----    -----
  Total net sales and revenues     37,546    29,011       115,186   97,252
                                   ------    ------       -------   ------
Cost of sales and other operating
  expenses, exclusive of items
  listed below                     31,061    25,278        94,011   82,607
Selling, general and
  administrative expenses           3,487     2,794         9,598    8,449
Depreciation and amortization
  expense                           1,717     1,472         5,121    4,399
                                    -----     -----         -----    -----

  Total operating costs and
    expenses                       36,265    29,544       108,730   95,455
                                   ------    ------       -------   ------
Interest expense                      223       195           597      586
Other expenses                        115       131           322      507
Net expense from transactions
  with Financing and
  Insurance Operations                 85        48           245      117
                                       --        --           ---      ---
Income (loss) from continuing
  operations before income taxes
  and minority interests              858      (907)        5,292      587
Income tax expense (benefit)          291      (281)        1,799      241
Minority interests                      1         5            (5)       5
Losses of nonconsolidated associates  (81)      (33)         (245)     (89)
                                     ----      ----        ------     ----
Income (loss) from continuing
   operations                         487      (654)        3,243      262
(Loss) income from discontinued
   operations (Note 2)                  -      (500)          426     (181)
                                      ---      ----         -----      ---
  Net income (loss) - Automotive,
    Electronics and
    Other Operations                 $487   $(1,154)       $3,669      $81
                                      ===     =====         =====       ==


                                    Three Months Ended    Nine Months Ended
                                      September  30,          September 30,
                                      --------------        ---------------
                                      1999      1998        1999      1998
                                      ----      ----        ----      ----
                                              (Dollars in Millions)

FINANCING AND INSURANCE OPERATIONS
Financing revenues                 $3,725    $3,360      $10,805   $10,090
Insurance, mortgage and other
   income                           1,523     1,154        4,305     3,479
                                    -----     -----      -------   -------
  Total revenues and other income   5,248     4,514       15,110    13,569
                                    -----     -----       ------    ------
Interest expense                    1,762     1,495        5,027     4,365
Depreciation and amortization
  expense                           1,371     1,202        3,918     3,630
Operating and other expenses        1,216     1,022        3,429     3,008
Provisions for financing losses        98        94          328       323
Insurance losses and loss
  adjustment expenses                 226       261          703       772
                                    -----     -----       ------    ------
  Total costs and expenses          4,673     4,074       13,405    12,098
                                    -----     -----       ------    ------
Net income from transactions
  with Automotive, Electronics
  and Other Operations                 85        48          245       117
                                     ----       ---       ------    ------
Income before income taxes            660       488        1,950     1,588
Income tax expense                    262       137          739       469
Minority interests                     (8)       (6)         (23)      (16)
                                      ---       ---        -----     -----
  Net income - Financing and
    Insurance Operations             $390      $345       $1,188    $1,103
                                      ===       ===        =====     =====


The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                              Sept. 30,              Sept. 30,
                                                 1999     Dec. 31,     1998
GENERAL MOTORS CORPORATION AND SUBSIDIARIES (Unaudited)    1998     (Unaudited)
                                             ---------    --------   ---------
                       ASSETS                     (Dollars in Millions)
Automotive, Electronics and Other Operations
Cash and cash equivalents                     $12,056    $9,728       $6,888
Marketable securities                           1,666       402          420
                                              -------   -------       ------
  Total cash and marketable securities         13,722    10,130        7,308
Accounts and notes receivable (less allowances) 5,480     4,750        5,258
Inventories (less allowances) (Note 3)         10,603    10,437       11,062
Net assets of discontinued operations (Note 2)      -        77            -
Equipment on operating leases
  (less accumulated depreciation)               6,244     4,954        4,797
Deferred income taxes and other current assets  7,494    10,051        5,994
                                              -------    ------      -------
  Total current assets                         43,543    40,399       34,419
Equity in net assets of nonconsolidated
  associates                                    1,642       950        1,100
Property - net (Note 4)                        31,761    32,222       31,652
Intangible assets - net                        12,338     9,994       11,342
Deferred income taxes                          17,139    14,967       18,124
Other assets                                   13,894    16,062       14,912
                                             --------  --------     --------
  Total Automotive, Electronics
    and Other Operations assets               120,317   114,594      111,549
Financing and Insurance Operations
Cash and cash equivalents                         328       146           93
Investments in securities                       8,937     8,748        8,248
Finance receivables - net                      76,449    70,436       62,460
Investment in leases and other receivables     35,837    32,798       33,220
Other assets                                   19,705    18,807       13,868
Net receivable from Automotive,
  Electronics and Other Operations                369       816          186
                                             --------  --------     --------
  Total Financing and Insurance
    Operations assets                         141,625   131,751      118,075
                                             --------  --------     --------
Total assets                                 $261,942  $246,345     $229,624
                                             ========  ========     ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Electronics and Other Operations
Accounts payable (principally trade)          $16,323   $13,542      $12,437
Loans payable                                     695     1,204        1,950
Accrued expenses                               32,803    30,548       29,599
Net payable to Financing and
  Insurance Operations                            369       816          186
                                             --------  --------     --------
  Total current liabilities                    50,190    46,110       44,172
Long-term debt                                  7,880     7,118        6,817
Postretirement benefits other than pensions
  (Note 5)                                     34,455    33,503       33,479
Pensions (Note 6)                               3,179     4,410        3,782
Net liabilities of discontinued operations
  (Note 2)                                          -         -            2
Other liabilities and deferred income taxes    18,170    17,807       17,729
                                             --------  --------     --------
  Total Automotive, Electronics and
    Other Operations liabilities              113,874   108,948      105,981
Financing and Insurance Operations
Accounts payable                                4,587     4,148        3,784
Debt                                          115,329   107,753       94,991
Deferred income taxes and other liabilities    10,723     9,661        9,399
                                             -------- ---------    ---------
  Total Financing and Insurance
    Operations liabilities                    130,639   121,562      108,174
Minority interests                                635       563          531
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely junior
  subordinated debentures of General Motors
  (Note 7)
    Series D                                       79        79           79
    Series G                                      140       141          142
Stockholders' equity
Preference stocks (Note 8)                          -         1            1
$1-2/3 par value common stock
  (issued, 642,050,210; 655,008,344
  and 655,036,035 shares)(Note 9)               1,071     1,092        1,092
Class H common stock
  (issued, 135,195,966; 106,159,776,
  and 105,959,765 shares)                          14        11           11
Capital surplus (principally additional
  paid-in capital) (Note 13)                   15,282    12,661       12,769
Retained earnings                               5,573     6,984        5,554
                                              -------   -------      -------
    Subtotal                                   21,940    20,749       19,427
Accumulated foreign currency
  translation adjustments                      (1,969)   (1,089)      (1,060)
Net unrealized gains on securities                631       481          412
Minimum pension liability adjustment (Note 6)  (4,027)   (5,089)      (4,062)
                                             --------  --------     --------
    Accumulated other comprehensive loss       (5,365)   (5,697)      (4,710)
                                             --------  --------     --------
      Total stockholders' equity               16,575    15,052       14,717
                                             --------  --------     --------
Total liabilities and stockholders' equity   $261,942  $246,345     $229,624
                                              =======   =======      =======
Reference should be made to the notes to consolidated financial statements.

                     CONSOLIDATED BALANCE SHEETS - Concluded
                                             Sept. 30,              Sept. 30,
                                                 1999     Dec. 31,     1998
AUTOMOTIVE, ELECTRONICS AND OTHER OPERATIONS(Unaudited)    1998     (Unaudited)
                                             ---------    --------   ---------
                                                   (Dollars in Millions)

                        ASSETS
Cash and cash equivalents                     $12,056    $9,728       $6,888
Marketable securities                           1,666       402          420
                                               ------    ------       ------
  Total cash and marketable securities         13,722    10,130        7,308
Accounts and notes receivable (less allowances) 5,480     4,750        5,258
Inventories (less allowances) (Note 3)         10,603    10,437       11,062
Net assets of discontinued operations (Note 2)      -        77            -
Equipment on operating leases
  (less accumulated depreciation)               6,244     4,954        4,797
Deferred income taxes and other current assets  7,494    10,051        5,994
                                               ------    ------      -------
  Total current assets                         43,543    40,399       34,419
Equity in net assets of nonconsolidated
  associates                                    1,642       950        1,100
Property - net (Note 4)                        31,761    32,222       31,652
Intangible assets - net                        12,338     9,994       11,342
Deferred income taxes                          17,139    14,967       18,124
Other assets                                   13,894    16,062       14,912
                                               ------    ------       ------
  Total Automotive, Electronics and
    Other Operations assets                  $120,317  $114,594     $111,549
                                              =======   =======      =======

               LIABILITIES AND GM INVESTMENT

Accounts payable (principally trade)          $16,323   $13,542      $12,437
Loans payable                                     695     1,204        1,950
Accrued expenses                               32,803    30,548       29,599
Net payable to Financing and Insurance
  Operations                                      369       816          186
                                               ------    ------       ------
  Total current liabilities                    50,190    46,110       44,172
Long-term debt                                  7,880     7,118        6,817
Postretirement benefits other than pensions
  (Note 5)                                     34,455    33,503       33,479
Pensions (Note 6)                               3,179     4,410        3,782
Net liabilities of discontinued operations
  (Note 2)                                          -         -            2
Other liabilities and deferred income taxes    18,170    17,807       17,729
                                              -------   -------      -------
  Total Automotive, Electronics and
    Other Operations liabilities              113,874   108,948      105,981
Minority interests                                558       511          484
GM investment in Automotive,
  Electronics and Other Operations              5,885     5,135        5,084
                                              -------   -------      -------
  Total Automotive, Electronics and
    Other Operations liabilities
    and GM investment                        $120,317  $114,594     $111,549
                                             ========  ========     ========

                                             Sept. 30,              Sept. 30,
                                                 1999     Dec. 31,     1998
FINANCING AND INSURANCE OPERATIONS          (Unaudited)     1998   (Unaudited)
                                            -----------     ----   -----------
                                                   (Dollars in Millions)

                        ASSETS
Cash and cash equivalents                        $328      $146          $93
Investments in securities                       8,937     8,748        8,248
Finance receivables - net                      76,449    70,436       62,460
Investment in leases and other receivables     35,837    32,798       33,220
Other assets                                   19,705    18,807       13,868
Net receivable from Automotive,
  Electronics and Other Operations                369       816          186
                                              -------   -------      -------
  Total Financing and Insurance
    Operations assets                        $141,625  $131,751     $118,075
                                             ========  ========     ========

               LIABILITIES AND GM INVESTMENT

Accounts payable                               $4,587    $4,148       $3,784
Debt                                          115,329   107,753       94,991
Deferred income taxes and other liabilities    10,723     9,661        9,399
                                             -------- ---------    ---------
  Total Financing and Insurance
    Operations liabilities                    130,639   121,562      108,174
Minority interests                                 77        52           47
GM investment in Financing and
  Insurance Operations                         10,909    10,137        9,854
                                             -------- ---------    ---------
  Total Financing and Insurance Operations
    liabilities and GM investment            $141,625  $131,751     $118,075
                                             ========  ========     ========

The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidating financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                          Nine Months Ended September 30,
                                          -------------------------------
                                              1999             1998
                                              ----             ----
                                              (Dollars in Millions)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net cash provided by operating activities     $25,292          $6,566

Cash flows from investing activities
Expenditures for property                      (4,925)         (5,921)
Investments in marketable securities
  - acquisitions                              (19,570)        (22,717)
Investments in marketable securities
  - liquidations                               17,706          26,501
Mortgage servicing rights - acquisitions       (1,199)           (897)
Mortgage servicing rights - liquidations           34              67
Finance receivables - acquisitions           (139,165)       (112,962)
Finance receivables - liquidations            100,692          86,709
Proceeds from sales of finance receivables     35,120          21,922
Operating leases - acquisitions               (20,123)        (18,281)
Operating leases - liquidations                11,383          11,717
Investments in companies, net of cash
  acquired (Note 13)                           (5,005)           (475)
Other                                            (154)           (431)
                                              -------         -------
Net cash used in investing activities         (25,206)        (14,768)
                                               ------          ------

Cash flows from financing activities
Net (decrease) increase in loans payable       (8,152)          3,402
Long-term debt - borrowings                    27,086          16,620
Long-term debt - repayments                   (15,168)        (10,860)
Repurchases of common and preference stocks    (2,149)         (3,071)
Proceeds from issuing common and
  preference stocks                             1,868             343
Cash dividends paid to stockholders            (1,023)         (1,045)
                                                -----           -----
Net cash provided by financing activities       2,462           5,389
                                                -----           -----

Effect of exchange rate changes on cash and
  cash equivalents                               (166)            271
                                               ------          ------
Net cash provided by (used in)
  continuing operations                         2,382          (2,542)
Net cash provided by (used in)
  discontinued operations                         128            (750)
                                               ------          ------
Net increase (decrease) in cash and
  cash equivalents                              2,510          (3,292)
Cash and cash equivalents at beginning
  of the period                                 9,874          10,273
                                               ------          ------
Cash and cash equivalents at end
  of the period                               $12,384          $6,981
                                               ======           =====


Reference should be made to the notes to consolidated financial statements.





















                                           - 7 -


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Concluded
                                        (Unaudited)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                     1999                         1998
                                                     ----                         ----
                                          Automotive,   Financing     Automotive,   Financing
                                          Electronics      and        Electronics       and
                                           and Other    Insurance      and Other    Insurance
                                           ---------    ---------      ---------    ---------
                                                         (Dollars in Millions)
Net cash provided by operating activities    $15,409        $9,883        $2,778        $3,788

Cash flows from investing activities
Expenditures for property                     (4,721)         (204)       (5,813)         (108)
Investments in marketable securities
 - acquisitions                               (3,481)      (16,089)       (8,022)      (14,695)
Investments in marketable securities
 - liquidations                                2,217        15,489        11,255        15,246
Mortgage servicing rights - acquisitions           -        (1,199)            -          (897)
Mortgage servicing rights - liquidations           -            34             -            67
Finance receivables - acquisitions                 -      (139,165)            -      (112,962)
Finance receivables - liquidations                 -       100,692             -        86,709
Proceeds from sales of finance receivables         -        35,120             -        21,922
Operating leases - acquisitions               (6,175)      (13,948)       (4,382)      (13,899)
Operating leases - liquidations                4,279         7,104         4,092         7,625
Investments in companies, net of
  cash acquired (Note 13)                     (2,885)       (2,120)         (417)          (58)
Net investing activity with Financing and
  Insurance Operations                            75             -           238             -
Other                                           (831)          677        (1,198)          767
                                              ------       -------         -----       -------
Net cash used in investing activities        (11,522)      (13,609)       (4,247)      (10,283)
                                              ------        ------         -----        ------

Cash flows from financing activities
Net (decrease) increase in loans payable        (551)       (7,601)          961         2,441
Long-term debt - borrowings                    5,414        21,672         2,689        13,931
Long-term debt - repayments                   (4,632)      (10,536)       (1,243)       (9,617)
Net financing activity with Automotive,
  Electronics and Other Operations                 -           (75)            -          (238)
Repurchases of common and preference stocks   (2,149)            -        (3,071)            -
Proceeds from issuing common and
  preference stocks                            1,868             -           343             -
Cash dividends paid to stockholders           (1,023)            -        (1,045)            -
                                               -----        ------         -----        ------
Net cash (used in) provided by
  financing activities                        (1,073)        3,460        (1,366)        6,517
                                               -----         -----         -----         -----

Effect of exchange rate changes on cash and
  cash equivalents                              (167)            1           272            (1)
Net transactions with Automotive/
  Financing Operations                          (447)          447           505          (505)
                                               -----           ---         -----           ---
Net cash provided by (used in)
  continuing operations                        2,200           182        (2,058)         (484)
Net cash provided by (used in)
  discontinued operations                        128             -          (750)            -
                                               -----           ---         -----           ---
Net increase (decrease) in cash and
  cash equivalents                             2,328           182        (2,808)         (484)
Cash and cash equivalents at beginning
  of the period                                9,728           146         9,696           577
                                              ------           ---         -----           ---
Cash and cash equivalents at end
  of the period                              $12,056          $328        $6,888           $93
                                              ======           ===         =====            ==


The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the "Corporation") and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation (Hughes), (collectively referred to as "General Motors" or "GM"). The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for all periods presented. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 1998 consolidated financial statements and notes thereto included in GM's Current Report on Form 8-K, dated April 12, 1999, which was filed with the Securities and Exchange Commission on April 15, 1999; Hughes financial statements and notes thereto included as
Exhibit 99 to GM's 1998 Annual Report on Form 10-K for the period ended December 31, 1998; the GMAC Annual Report on Form 10-K for the period ended December 31, 1998; the Hughes financial statements and notes thereto for the period ended September 30, 1999, included as Exhibit 99 to this GM Quarterly Report on Form 10-Q for the period ended September 30, 1999 and related Hughes' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission; and the GMAC Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Securities and Exchange Commission.
   GM presents separate supplemental consolidating financial information for the following businesses: (1) Automotive, Electronics and Other Operations which consists of the design, manufacturing and marketing of cars, trucks, locomotives and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners insurance, and asset-backed lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 1998 were reclassified to conform with the 1999 classifications.

Note 2.  Discontinued Operations

   Delphi is a diverse  supplier of automotive  systems and  components.  Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion. In February 1999, Delphi completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999 GM distributed to holders of its $1-2/3 par value common stock 97.8% of the shares of Delphi which GM then held, representing 80.1 percent of the outstanding shares of Delphi, which resulted in 0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares it held (around 12.4 million shares), to a Voluntary Employee Beneficiary Association (VEBA) trust established by GM to fund benefits to its hourly retirees.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for all periods presented. The financial data of Delphi reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business segment of GM during each respective period; they do not reflect many significant changes that will occur in the operations and funding of Delphi as a result of the separation from GM and the IPO. The Delphi financial data classified as discontinued operations reflect the assets and liabilities transferred to Delphi in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). Delphi and Delco Electronics Corporation (Delco Electronics), the electronics and mobile communication business that was transferred to Delphi in December 1997, were under the common control of GM during such periods; therefore, the Delphi financial data include amounts relating to Delco Electronics for all periods presented, although Delco Electronics was not integrated with Delphi until December 1997.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $12.5 billion and $20.7 billion for the nine months ended September 30, 1999 and 1998, respectively. Income (loss) from Delphi discontinued operations of $426 million and $(181) million for the nine months ended September 30, 1999 and 1998 is reported net of income tax expense (benefit) of $314 million and $(178) million, respectively.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $6.0 billion for the quarter ended September 30, 1998. Losses from Delphi discontinued operations of $(500) million for the quarter ended September 30, 1998, is reported net of income tax benefit of $307 million.

                                    - 9 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 2. Discontinued Operations (concluded)

   The net assets (liabilities) of Delphi were as follows (in millions):

                                               Dec. 31,   September 30,
                                                 1998          1998
                                                 ----          ----

Current assets                                $6,405       $6,359
Property and equipment - net                   4,965        4,878
Deferred income taxes and other assets         4,136        3,693
Current liabilities                           (4,057)      (3,831)
Long-term debt                                (3,141)      (3,294)
Other liabilities                             (8,299)      (7,844)
Accumulated translation adjustments               68           37
                                                  --           --
   Net assets (liabilities) of
    discontinued operations                      $77          $(2)
                                                  ==            =

   In the first quarter of 1999, GM recorded an increase to stockholders' equity of $1.2 billion reflecting a gain, as a result of Delphi's IPO, of $1.7 billion, less the cost of GM's investment in Delphi and the costs of the IPO and establishing Delphi as an independent entity.
   As a result of the complete separation of Delphi by means of the spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) and VEBA trust contribution on May 28, 1999, GM recorded a decrease to stockholders' equity of $5.2 billion in the second quarter of 1999. This amount reflects the elimination of Delphi net assets of $3.4 billion, the allocation to Delphi of pension plan assets and obligations and other related adjustments totaling $1.8 billion (see Note 6).
   In total, the complete separation of Delphi in the nine-month period ending September 30, 1999 resulted in a reduction to stockholders' equity of $4.0 billion.
   The Separation Agreement provided that Delphi's U.S. hourly employees would continue to participate in the defined benefit pension plan for hourly workers and other postretirement benefit plans administered by GM until full separation from GM. Generally, Delphi would assume the pension and other postretirement benefit obligations for U.S. hourly employees who retire after October 1, 1999 and GM would retain pension and postretirement benefit obligations for U.S. hourly employees who retire on or before October 1, 1999. In connection with the 1999 United Auto Workers (UAW) labor contract (see Note 16), the October 1, 1999 date for Delphi's assumption of these retirement obligations was extended to January 1, 2000.
   The allocation of pension and other postretirement benefit obligations between Delphi and GM assumed certain levels of employee retirements prior to October 1, 1999, based on historical experience and conditions surrounding the separation. Prior to the spin-off, Delphi and GM agreed to recalculate the allocation of those liabilities based on the actual level of retirements on or before October 1, 1999, which was subsequently extended to January 1, 2000 in connection with the 1999 UAW labor contract. Accordingly, if and to the extent that greater than the assumed number of employees retire on or before January 1, 2000, Delphi would be required to make a payment to GM. If and to the extent that less than the assumed number of employees retire on or before January 1, 2000, GM would be required to make a payment to Delphi. Presently, GM expects to receive a payment from Delphi, the amount of which will be determined in 2000. GM does not presently anticipate that the finalization of these retirement obligations will have a significant effect on its financial position.

Note 3.  Inventories

   Inventories included the following for Automotive, Electronics and Other Operations (in millions):

                                               Sept. 30,   Dec. 31,  Sept. 30,
                                                  1999       1998       1998
                                                  ----       ----       ----

Productive material, work in process,
   and supplies                                $5,858     $5,377     $6,094
Finished product, service parts, etc.           6,647      6,962      6,805
                                              -------     ------    -------
  Total inventories at FIFO                    12,505     12,339     12,899
   Less LIFO allowance                          1,902      1,902      1,837
                                              -------    -------    -------
     Total inventories (less allowances)      $10,603    $10,437    $11,062
                                               ======     ======     ======







                                    - 10 -

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 4.  Property - Net

   Property - net included the following for Automotive, Electronics and Other Operations (in millions):

                                               Sept. 30,   Dec. 31,  Sept. 30,
                                                  1999       1998       1998
                                                  ----       ----       ----

Real estate, plants, and equipment            $59,527    $59,565    $58,718
Less accumulated depreciation                 (34,727)   (34,641)   (34,296)
                                               ------     ------     ------
  Real estate, plants, and equipment - net     24,800     24,924     24,422
  Special tools - net                           6,961      7,298      7,230
                                              -------    -------    -------
    Total property - net                      $31,761    $32,222    $31,652
                                               ======     ======     ======

   Financing and Insurance Operations had net property of $431 million, $386 million, and $272 million recorded in other assets at September 30, 1999, December 31, 1998, and September 30, 1998, respectively.

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

Note 6.  Pensions

   In the second quarter of 1999, as a result of the Delphi Separation, GM recognized a charge of $2.3 billion pre-tax, related to splitting the U.S. Hourly Pension plan, as a reduction of stockholders' equity (see Note 2). This charge reflects the allocation to Delphi of pension plan assets and obligations relating to Delphi employees no longer covered by the GM U.S. Hourly Pension Plan. Furthermore, the GM U.S. Hourly Pension plan has been remeasured as of May 28, 1999. The remeasurement was based on May 28, 1999 demographics, updated mortality assumptions, assets and liabilities adjusted for the plan split, and an updated discount rate of 7.0% compared to the December 31, 1998 discount rate of 6.8%. No change was made to the expected return on plan assets of 10.0%.

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



                                    - 11 -
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 7.  Preferred Securities of Subsidiary Trusts (concluded)

   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets. GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.
--------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 8. America Online's Investment in GM Preference Stock

   On June 24, 1999, as part of a strategic alliance with Hughes, America Online (AOL) invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par value $0.10 per share. This preference stock will automatically convert into GM Class H common stock in three years, based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the Available Separate Consolidated Net Income (Loss) (ASCNI) of Hughes, which will have an effect equivalent to the payment of dividends on the Series H preference stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to GM equal to the fair market value of GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.

Note 9.  Stock Repurchases

   During the nine months ended September 30, 1999, GM used $1.0 billion to acquire approximately 13.0 million shares of $1-2/3 par value common stock under the Corporation's $4.0 billion stock repurchase program announced in February 1998. GM also used approximately $648 million to repurchase shares of $1-2/3 par value common stock for certain employee benefit plans and $501 million to repurchase and retire Series B preference stock during the nine months ended September 30, 1999.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)


Note 10.  Comprehensive Income

   GM's total comprehensive income (loss) was as follows (in millions):

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      1999        1998       1999       1998
                                      ----        ----       ----       ----

Net income (loss)                     $877       $(809)     $4,857    $1,184
Other comprehensive income (loss):
  Foreign currency translation
    adjustments                         18         189        (880)(1)  (250)
  Unrealized gains (losses) on
   securities                           70         (95)        150       (92)
  Minimum pension liability adjustment   -           -       1,062(2)      -
                                      ----        ----       -----     -----
    Other comprehensive income (loss)   88          94         332      (342)
                                      ----        ----      ------       ---
   Total comprehensive income (loss)  $965       $(715)     $5,189      $842
                                       ===         ===       =====       ===

(1)Includes approximately $450 million of translation adjustments associated with the devaluation of the Brazilian Real in the first quarter of 1999.
(2)Adjustment of $614 million due to remeasurement of the U.S. Hourly Pension Plan as of May 28, 1999 (see Note 6) and adjustments of $448 million to reflect the allocation to Delphi of pension plan assets and obligations (see
   Note 2).

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

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                      1999        1998       1999       1998
                                      ----        ----       ----       ----

Earnings (losses) attributable to common stocks
  $1-2/3 par value
    Continuing operations             $866       $(336)     $4,400    $1,277
    Discontinued operations              -        (500)        426      (181)
                                    ------         ---      ------     -----
  Earnings (losses) attributable
    to $1-2/3 par value               $866       $(836)     $4,826    $1,096
  (Losses) earnings attributable
    to Class H                        $(17)        $11        $(20)      $40

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of Hughes for the respective period and dividends on preference stocks.
   Losses attributable to GM Class H common stock for the three and nine months ended September 30, 1999 represent the ASCNI of Hughes. Losses used for computation of the ASCNI of Hughes are based on the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes).

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 11.  Earnings Per Share Attributable to Common Stocks (continued)

The calculated losses used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the three and nine months ended September 30, 1999 (135 million and 121 million, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 429 million and 415 million during the three and nine months ended September 30, 1999, respectively.
   Earnings attributable to GM Class H common stock for the three and nine months ended September 30, 1998 represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of HAC which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding for each of the periods (110 million), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes. The Average Class H dividend base was 400 million during both the three and nine months ended September 30, 1998. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued (see further discussion in Note 8). In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   In connection with the PRIMESTAR and USSB transactions (see further discussion in Note 13), GM contributed to Hughes an amount of cash sufficient to enable Hughes to purchase from GM, for fair value as determined by the GM Board, the number of shares of GM Class H common stock delivered by Hughes. In accordance with the GM certificate of incorporation, the GM Class H dividend base was increased to reflect that number of shares. The number of shares issued as part of the PRIMESTAR acquisition and the USSB merger have been included in the calculation of both the numerator and denominator of the fraction described above since the consummation dates of the transactions.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 11.  Earnings Per Share Attributable to Common Stocks (concluded)

   Effective January 1, 1999, shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increases the numerator and denominator of the fraction referred to above. Prior to January 1, 1999, there was no dilutive effect resulting from the assumed exercise of stock options, because the exercise of stock options did not affect the GM Class H common stock dividend base (denominator). From time to time, in anticipation of exercises of stock options, Hughes purchases GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):



                                  $1-2/3 Par Value Common Stock       Class H Common Stock
                                  -----------------------------       --------------------
                                                   Per Share                         Per Share
                                  Income   Shares   Amount      Income     Shares      Amount
                                  ------   ------   ------      ------     ------      ------
Three Months Ended September 30, 1999
Income (loss) from continuing
  operations                        $886                          $(9)
Less:Dividends on preference
  stocks                              20                            8
                                     ---                           --
Basic EPS
  Income (loss) from continuing
   operations attributable to
   common stocks                     866      641     $1.35       (17)       135       $(0.13)
                                                       ====                              ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                      -       11                   -          -
                                   -----     ----                 ---       ----
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common stocks    $866      652     $1.33      $(17)       135       $(0.13)
                                     ===      ===      ====        ==        ===         ====

Three Months Ended September 30, 1998

(Loss) income from continuing
  operations                       $(320)                         $11
Less:Dividends on preference
  stocks                              16                            -
                                     ---                           --
Basic EPS
  (Loss) income from continuing
   operations attributable to
   common stocks                   $(336)     654    $(0.52)      $11        106        $0.11
                                                      =====                              ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                      -        -                   -          4
                                   -----     ----                ----       ----
Diluted EPS
  Adjusted (loss) income from
   continuing operations
   attributable to common stocks   $(336)     654    $(0.52)      $11        110        $0.11
                                     ===      ===     =====        ==        ===         ====

Nine Months Ended September 30, 1999

Income (loss) from continuing
  operations                      $4,444                         $(13)
Less:Dividends on preference
  stocks                              44                            7
                                   -----                           --
Basic EPS
  Income (loss) from
   continuing operations
   attributable to common stocks   4,400      648     $6.79      $(20)       121       $(0.17)
                                                       ====                              ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                      -       12                   -          -
                                    ----      ---                ----      -----
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common stocks  $4,400      660     $6.67      $(20)       121       $(0.17)
                                   =====      ===      ====        ==        ===         ====

Nine Months Ended September 30, 1998

Income from continuing
  operations                      $1,325                          $40
Less:Dividends on preference
  stocks                              48                            -
Basic EPS
  Income from continuing operations
   attributable to common stocks  $1,277      666     $1.92       $40        105        $0.38
                                                       ====                              ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                     (2)      10                   2          5
                                   -----     ----                ----        ---
Diluted EPS
  Adjusted income from
   continuing operations
   attributable to common stocks  $1,275      676     $1.87       $42        110        $0.38
                                   =====      ===      ====        ==        ===         ====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                 (Unaudited)

Note 12.  Other Income and Other Expenses

  Other income and other expenses consisted of the following (in millions):

                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                      1999         1998     1999        1998
                                     -------     -------   -------     ------

Other income
  Interest income                      $545       $491     $1,693      $1,599
  Insurance premiums                    327        354      1,001       1,092
  Rental car lease revenue              430        318      1,330         983
  Mortgage operations investment
    income and servicing fees           673        529      2,015       1,462
  Other                                 346          9        823         393
                                     ------    -------    -------     -------
    Total other income               $2,321     $1,701     $6,862      $5,529
                                      =====      =====      =====       =====

Other expenses
  Provision for financing losses        $98        $94       $328        $323
  Insurance losses and loss
    adjustment expenses                 226        261        703         772
  Other                                 115        131        322         507
                                        ---        ---     ------      ------
    Total other expenses               $439       $486     $1,353      $1,602
                                        ===        ===      =====       =====

Note 13.  Acquisitions and Investments

   On January 22, 1999, Hughes agreed to acquire PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business and the high-power satellite assets and direct-broadcast satellite orbital frequencies of Tempo Satellite, a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. On April 28, 1999, the acquisition of PRIMESTAR's direct-to-home business was completed. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion, based on the average market price of $47.87 per share of GM Class H common stock at the time the acquisition agreement was signed. The purchase price will be adjusted based upon the final adjusted net working capital of PRIMESTAR at the date of closing. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.
   In December 1998, Hughes agreed to acquire all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. (USSB). USSB
provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The USSB acquisition was closed on May 20, 1999. On July 6, 1999, based upon elections made by the former USSB shareholders,  Hughes  paid  approximately  $360  million  in  cash  and  issued approximately 22.6 million shares of GM Class H common stock, for a total purchase price of approximately $1.6 billion.
   On July 22, 1999, GMAC completed the acquisition of the asset-based lending and factoring business unit of The Bank of New York for consideration of approximately $1.8 billion. GMAC also completed the acquisition of the full service leasing business of Arriva Automotive Solutions Limited (Arriva) on July 30, 1999 which was valued at (pound)484 million (approximately $775 million at the July 30, 1999 exchange rate), which included debt refinancing.
   The financial information presented as of and for the periods ended September 30, 1999 reflect the effects of the PRIMESTAR, Tempo Satellite, USSB, The Bank of New York and Arriva Automotive Solutions Limited transactions, discussed above, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however, the adjustments made in the September 30, 1999 financial statements reflect a preliminary allocation of the purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets (i.e., satellites, equipment located on customer premises, etc.), intangible assets (i.e., licenses granted by the Federal Communications Commission, customer lists, dealer network, etc.), and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carry forwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These appraisals, valuations and studies are expected to be completed by December 31, 1999. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)

Note 13.  Acquisitions and Investments (concluded)

   As the GM 1999 financial statements include only USSB's, PRIMESTAR's, The Bank of New York's and Arriva's results of operations since their dates of acquisition, the following selected unaudited pro forma information is provided to present a summary of the combined results of GM, USSB, PRIMESTAR, The Bank of New York and Arriva as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of GM had USSB, PRIMESTAR, The Bank of New York and Arriva operated as part of GM for the nine months ended September 30, 1999 and September 30, 1998, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

The pro forma information is as follows (in millions except per share amounts):

                                       Nine Months Ended    Nine Months Ended
                                      September 30, 1999   September 30, 1998
                                      ------------------   ------------------
Total net sales and revenues                  $131,623         $112,699

Net income from continuing operations (1)       $4,430           $1,294
Net income from discontinued operations            426             (181)
                                                ------           ------
Net income (1)                                  $4,856           $1,113
                                                 =====            =====

Basic earnings (losses) per share
  attributable to common stocks
$1-2/3 par value common stock
  Continuing operations                          $6.80             $1.84
  Discontinued operations                         0.66             (0.27)
                                                  ----              ----
  Earnings per share attributable
    to $1-2/3 par value                          $7.46             $1.57
                                                  ====              ====
Earnings per share attributable to
    Class H (1)                                 $(0.18)            $0.16
                                                  ====              ====

Diluted earnings (losses) per share
  attributable to common stocks
$1-2/3 par value common stock
  Continuing operations                          $6.67             $1.81
  Discontinued operations                         0.65             (0.27)
                                                  ----              ----
  Earnings per share attributable
    to $1-2/3 par value                          $7.32             $1.54
                                                  ====              ====
Earnings per share attributable to
  Class H (1)                                   $(0.18)            $0.16
                                                  ====              ====


(1) 1998 results exclude the cumulative effect of accounting change of $9 million, after tax, due to Hughes' adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities. GM reported the $9 million charge in its fourth quarter 1998 results and Hughes reported the change as a restatement of its first quarter 1998 results.

   Separately, on March 2, 1999, GM invested an additional $440 million in Isuzu Motors Limited (Isuzu), taking its common ownership interest in Isuzu to 49%. GM has arranged for appraisals, valuations and other studies to be performed to aid in the allocation of the $440 million investment to its interest in Isuzu. This allocation is expected to be completed in the first quarter of 2000.
   On July 28, 1999, Galaxy Latin America (GLA), acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and Cisneros Group, the remaining GLA partners. Hughes' share of the GLA purchase amounted to approximately $101 million and increased Hughes' ownership of GLA to 77.8%.
   On September 24, 1999, DIRECTV Japan, Hughes' 42.2% owned affiliate, raised approximately $275 million through the issuance of bonds, convertible into common stock, to five of its major shareholders, including approximately $238 million issued to Hughes. If Hughes elects to convert these bonds, Hughes would have a controlling interest in DIRECTV Japan.

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



                                                         Elimin-                             Auto-             Other        Total
                          GMNA     GME   GMLAAM    GMAP  ations     GMA   Hughes     Other   motive     GMAC  Financing   Financing
                          ----     ---   ------    ----  ------     ---   ------     -----   ------     ----  ---------   ---------
                                                                         (in millions)
For the Three Months Ended
 September 30, 1999
Manufactured  products
 sales & revenues:
  External customers   $26,516  $5,657   $1,127    $755      $1  $34,056  $1,995      $697  $36,748    $  -     $  -         $  -
  Intersegment             309     598       65      93  (1,065)       -      (5)        5        -       -        -            -
                        ------  ------   ------    ----   -----   ------   -----      ----   ------     ----    ----         ----
   Total manufactured
     products           26,825   6,255    1,192     848  (1,064)  34,056   1,990       702   36,748        -       -            -
Financing revenues           -      -        -       -        -        -       -         -        -    3,480     245        3,725
Other income (a)           805     136        8      36       -      985       8      (195)     798    1,723    (200)       1,523
                        ------  ------   ------    ----   -----   ------   -----      ----   ------    -----   -----        -----
Total net sales and
  revenues             $27,630  $6,391   $1,200    $884 $(1,064) $35,041  $1,998      $507  $37,546   $5,203     $45       $5,248
                        ======   =====    =====     ===   =====   ======   =====       ===   ======    =====      ==        =====

Interest income (a)       $232    $115      $11      $2     $(1)    $359      $2     $(196)    $165      $45    $(76)        $380
Interest expense          $327     $89      $29      $2     $(1)    $446     $52     $(275)    $223   $1,667     $95       $1,762
Net income (loss)         $671     $32     $(36)   $(54)   $  -     $613    $(30)(b)  $(96)    $487     $393     $(3)        $390

Segment assets         $77,511 $19,764   $3,908  $1,223 $(2,738) $99,668 $18,395(c) $2,254 $120,317 $141,707    $(82)    $141,625

For the Three Months Ended
 September  30, 1998
Manufactured  products
  sales & revenues:
  External customers   $18,122  $5,925   $1,665    $615     $(1) $26,326  $1,507      $631  $28,464     $  -    $  -         $  -
  Intersegment             374     302       37      56    (769)       -       6        (6)       -        -       -            -
                        ------   -----    -----   -----     ---   ------   -----       ---   ------     ----    ----         ----
   Total manufactured
     products           18,496   6,227    1,702     671    (770)  26,326   1,513       625   28,464        -       -            -
Financing revenues           -       -        -       -       -        -       -         -        -    3,150     210        3,360
Other income (a)           435     163       71      10       1      680      23      (156)     547    1,296    (142)       1,154
                        ------  ------   ------    ----   -----   ------   -----       ---   ------    -----     ---        -----
Total net sales
  and revenues         $18,931  $6,390   $1,773    $681   $(769) $27,006  $1,536      $469  $29,011   $4,446     $68       $4,514
                        ======   =====    =====     ===     ===   ======   =====       ===   ======    =====      ==        =====

Interest income (a)        $83    $137      $30      $3     $ -     $253     $21     $(169)     105      440     (54)         386
Interest expense          $227    $137      $22      $1      $1     $388      $4     $(197)    $195   $1,478     $17       $1,495
Net (loss) income        $(595)    $50     $(64)    $ -    $(24)   $(633)    $43(b)  $(564) $(1,154)    $313     $32         $345

Segment assets         $65,499 $18,243   $5,640  $1,358   $(596) $90,144 $12,461(c) $8,944 $111,549 $118,623   $(548)    $118,075

(a)Interest income is included in other income.
(b)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million for both 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(c)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $411 million and $432 million, for 1999 and 1998, respectively, related to GM's acquisition of Hughes Aircraft Company. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 (Unaudited)
Note 14.  Segment Reporting (concluded)



                                                         Elimin-                             Auto-             Other        Total
                          GMNA     GME   GMLAAM    GMAP  ations     GMA   Hughes     Other   motive     GMAC  Financing   Financing
                          ----     ---   ------    ----  ------     ---   ------     -----   ------     ----  ---------   ---------
For the Nine Months Ended
  September  30, 1999
Manufactured  products
sales & revenues:
  External customers   $81,530 $18,513   $3,250  $1,975     $ 1 $105,269  $5,203    $2,157 $112,629      $ -     $ -          $ -
  Intersegment           1,286     757      170     180  (2,393)       -      15       (15)       -        -       -            -
                        ------  ------   ------  ------   -----  -------   -----     -----  -------      ---     ---          ---
   Total manufactured
     products           82,816  19,270    3,420   2,155  (2,392) 105,269   5,218     2,142  112,629        -       -            -
Financing revenues           -       -        -       -       -        -       -         -        -   10,118     687       10,805
Other income (a)         2,368     399       28      91       1    2,887     199      (529)   2,557    4,813    (508)       4,305
                        ------  ------    -----   -----   -----  -------   -----    ------  -------   ------     ---       ------
Total net sales
  and revenues         $85,184 $19,669   $3,448  $2,246 $(2,391)$108,156  $5,417    $1,613 $115,186  $14,931    $179      $15,110
                        ======  ======    =====   =====   =====  =======   =====     =====  =======   ======     ===       ======

Interest income (a)       $734    $313      $36      $6     $ -   $1,089     $21     $(525)    $585   $1,278   $(170)      $1,108
Interest expense          $928    $242      $64      $9     $ -   $1,243     $71     $(717)    $597   $4,718    $309       $5,027
Net income (loss)       $3,552    $393     $(99)  $(195)    $23   $3,674    $(44)(c)   $39(b)$3,669   $1,176     $12       $1,188


For the Nine Months Ended
  September  30, 1998
Manufactured  products
  sales & revenues:
  External customers   $64,440 $16,967   $5,778  $2,092     $(1) $89,276  $4,158    $1,768  $95,202      $ -     $ -          $ -
  Intersegment           1,849     884      141      63  (2,937)       -      15       (15)       -        -       -            -
                        ------  ------    -----   -----   -----   ------   -----     -----   ------     ----     ---          ---
   Total manufactured
     products           66,289  17,851    5,919   2,155  (2,938)  89,276   4,173     1,753   95,202        -       -            -
Financing revenues           -       -        -       -       -        -       -         -        -    9,462     628       10,090
Other income (a)         1,630     496      197      39       1    2,363     109      (422)   2,050    3,833    (354)       3,479
                        ------  ------    -----   -----   -----   ------   -----     -----    -----    -----    ----       ------
Total net sales
  and revenues         $67,919 $18,347   $6,116  $2,194 $(2,937) $91,639  $4,282    $1,331  $97,252  $13,295    $274      $13,569
                        ======  ======    =====   =====   =====   ======   =====     =====   ======   ======     ===       ======

Interest income (a)       $364    $409      $91      $7     $ -     $871     $89     $(461)    $499   $1,157    $(57)      $1,100
Interest expense          $634    $338      $72      $5     $ -   $1,049     $10     $(473)    $586   $4,317     $48       $4,365
Net income (loss)          $52    $273      $37    $(30)     $3     $335    $153(c)  $(407)(b)  $81   $1,027     $76       $1,103


(a)Interest income is included in other income.
(b)The amount reported for Other net income (loss) includes income from discontinued operations of $426 million and $(181) million for the nine months ended September 30, 1999 and 1998, respectively.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $16 million for both 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated. 1998 results exclude the cumulative effect of accounting change of $9 million due to Hughes' adoption of SOP 98-5. GM had reported the $9 million change in fourth quarter 1998 results and Hughes reported the change as a restatement of first quarter 1998 results.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                (Unaudited)

Note 15.  Contingent Matters

   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon Company, the terms of the merger agreement provided a process for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. Such financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. Disputes currently exist regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Raytheon and Hughes are now proceeding with the dispute resolution processes as to these matters. It is possible that ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that it has proposed.
   General Electric Capital Corporation (GECC) and DIRECTV, Inc. entered into a contract on July 31, 1995, in which GECC agreed to provide financing for consumer purchases of DIRECTV hardware and related programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $70 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Pretrial discovery is not yet completed in the case and no trial date has been set. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position.
   As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo.
   Hughes Space and Communications International (HSCI) has a contract with ICO Global Communications Operations (ICO Global) to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in the parent company, ICO Global Communications (Holdings) (ICO). On August 27, 1999, ICO filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On November 9, 1999, the bankruptcy court approved an iterim financing arrangement that will allow ICO to continue its operations while it negotiates a plan of reorganization. ICO has indicated that under its proposed plan, which is subject to bankruptcy court approval, ICO would continue its contract with HSCI, pay amounts owed to HSCI and have adequate financing to complete the contract. There can be no assurance that ICO will be successful in confirming a plan of reorganization, and if unable to do so the most likely outcome would be a liquidation proceeding. In the event that a liquidation becomes probable, Hughes would expect to record a pre-tax charge to earnings of up to approximately $500 million.
   On June 3, 1999, the National Rural Telecommunications Cooperative (NRTC) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together, "DIRECTV") in United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "Agreement") with the NRTC. The Agreement provides the NRTC with exclusive distribution rights, in certain specified portions of the United States, to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other 5 frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the Agreement is to market and sell the former USSB programming as its agent and is not entitled to the claimed revenues. On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV, for damages in excess of $75 million, in which it alleges that DIRECTV has breached the agreement it has with NRTC. In this suit, NRTC is asking the court to require DIRECTV to pay to NRTC a proportionate share of the financial benefits DIRECTV derives from programming providers and certain other third parties. DIRECTV denies that it owes any sums to the NRTC on account

                                  - 20 -
                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                (Unaudited)

Note 15.  Contingent Matters (concluded)

of the allegations in these matters and plans to vigorously defend itself against these claims. Although the amounts of the combined claims are material to Hughes, Hughes does not believe that the outcome of these lawsuits will result in a material adverse impact on Hughes' results of operations or financial position. However, there can be no assurance as to those conclusions.
   In Anderson, et al v. General Motors Corporation, a jury in a Los Angeles Superior Court returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision fuel fed fire in a 1979 Chevrolet Malibu. In post-trial developments, the trial court has reduced the punitive damages from $4.8 billion to $1.1 billion and GM has posted a bond for the punitive and compensatory damages (the cost of which was not material to the Corporation). GM continues to pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.
   In connection with GM's disposition of certain businesses (including Delphi), GM has granted the UAW guarantees covering benefits to be provided to certain former U.S. hourly employees of GM who became employees of the disposed businesses. These guarantees have limited terms that do not extend beyond October 2007. In connection with such guarantees relating to certain of Delphi's U.S. hourly employees, GM and Delphi have agreed to enter into an agreement, the provisions of which are designed to prevent or mitigate the risk that GM's guarantee relating to Delphi's employees would ever be called upon, or, if it is, any payments thereunder by GM would result in the obligation of Delphi to indemnify and hold GM harmless as to such amounts. GM believes that the likelihood it will make payments under any of these various guarantees is remote and that if such payments are made they will not be material to GM's financial position or results of operations.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1998. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Note 16.  Subsequent Events

   The 1999 UAW labor contract was ratified on October 13, 1999 covering a four year term from 1999-2003. The contract included an annual salary increase of 3% per year and an up-front signing bonus of $1,350 per UAW employee, which will be amortized evenly over the life of the contract. Active UAW employees were also granted pension benefit increases. In addition, retiree benefit increases include lump sum payments and a $1.25 monthly benefit increase per year of service. The retiree lump sum payments will result in a charge against GM's 1999 fourth quarter earnings of approximately $444 million after-tax. The other pension benefit increases will be paid out of plan assets.
   The new contract includes job security and sourcing provisions containing an employment floor set at 95% of 1996 employment levels in the event of net outsourcing. It also requires a level of attrition replacement based on a 1999 benchmark minimum employment level, which is reduced by 5% over the life of the contract.
   The 1999 Canadian Auto Workers (CAW) labor agreement was ratified on October 24,1999 covering a three year term from 1999-2002. The contract included an annual salary increase of 3% per year and an up-front signing bonus of $1,000 Canadian per CAW employee, which will be amortized evenly over the life of the contract. In addition, hourly actives and retirees were granted pension benefit increases to be paid out of plan assets. The 1999 labor agreement continues to provide flexibility to cut costs and streamline operations.
   In prior years, GM had established liabilities which as of September 30, 1999 totaled approximately $1.1 billion for terminations and other postemployment benefits to be paid pursuant to UAW and CAW labor contracts in connection with closed plants. Periodically, the Corporation reviews the adequacy and continuing need for these liabilities. The 1999 review, which will be completed in the fourth quarter, will take into consideration the provisions of the new UAW and CAW contracts, including the job security and sourcing provisions, as well as the current more favorable than expected U.S. vehicle market and higher than expected employee attrition rates. GM expects this review will likely result in the elimination of the need for a significant amount of the termination and other postemployment benefits liabilities previously provided for employees at a number of closed plants.
   In October 1999, Hughes issued $500 million of floating rate notes in a private placement with a group of institutional investors. The notes mature on October 23, 2000.

                                * * * * * *

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the consolidated financial statements and notes thereto along with the MD&A included in GM's Current Reports on Form 8-K, dated April 12, 1999, which was filed with the Securities and Exchange Commission on April 15, 1999 and April 21, 1999, respectively; Hughes Electronics Corporation (Hughes) financial statements and MD&A for the period ended December 31, 1998, included as Exhibit 99 to GM's 1998 Annual Report on Form 10-K; the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 1998; the Hughes financial statements and MD&A for the period ended September 30, 1999, included as Exhibit 99 to this GM Quarterly Report on Form 10-Q for the period ended September 30, 1999 and related Hughes' Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission; and the GMAC Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate supplemental consolidating financial information for the following businesses: Automotive, Electronics and Other
Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Electronics and Other Operations business consist of:

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

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   In the third quarter of 1999, GM's consolidated income from continuing operations totaled $877 million or $1.33 per share of $1-2/3 par value common stock, which represents an increase of $1.2 billion compared with a loss of $309 million or a loss of $0.52 per share of $1-2/3 par value common stock in the third quarter of 1998. GM's net income from continuing operations for the nine months ended September 30, 1999 was $4.4 billion or $6.67 per share of $1-2/3 par value common stock, which represents an increase of $3.0 billion compared with $1.4 billion or $1.87 per share of $1-2/3 par value common stock for the nine months ended September 30, 1998.
   On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) which was completed on May 28,1999 and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for the third quarter of 1999, including the income from discontinued operations totaled $877 million or $1.33 per share of $1-2/3 par value common stock compared with a loss of $809 million or a loss of $1.28 per share of $1-2/3 par value common stock in the third quarter of 1998. GM's net income for the nine months ended September 30, 1999, including the income from discontinued operations totaled $4.9 billion or $7.32 per share of $1-2/3 par value common stock compared with $1.2 billion or $1.60 per share of $1-2/3 par value common stock for the nine months ended September 30, 1998. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements. Additionally, refer to Note 13 of the GM consolidated financial statements for financial information regarding the effect of current year acquisitions.


Automotive, Electronics and Other Operations

   Highlights of financial performance by GM's Automotive, Electronics and Other Operations business were as follows:

                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                      -------------          -------------
                                    1999          1998     1999        1998
                                   --------    --------   -------    --------
                                                   (Dollars in Millions)
Total net sales and revenues
GMA                                 $35,041    $27,006   $108,156     $91,639
Hughes                                1,998      1,536      5,417       4,282
Other                                   507        469      1,613       1,331
                                   --------   --------  ---------     -------
  Total net sales and revenues      $37,546    $29,011   $115,186     $97,252
                                     ======     ======    =======      ======

Net income (loss)
GMA                                    $613      $(633)    $3,674        $335
Hughes (1)                              (30)        43        (44)        153
Other                                   (96)       (64)      (387)       (226)
                                        ---       ----     ------         ---
  Income (loss) from continuing
    operations                          487       (654)     3,243         262
Discontinued operations                   -       (500)       426        (181)
                                     ------      -----     ------         ---
  Net income (loss)                    $487    $(1,154)    $3,669         $81
                                        ===      =====      =====          ==

_______________

(1)Excludes amortization of GM purchase accounting adjustments of $5 million for the third quarters of 1999 and 1998 and $16 million for the nine-month periods ended September 30, 1999 and 1998, related to GM's acquisition of Hughes Aircraft Company (HAC) in 1985.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights
                                    Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                      -------------          -------------
                                    1999          1998     1999        1998
                                   --------    --------   -------    --------
1998
                                                   (Dollars in Millions)
GMNA
Total net sales and revenues        $27,630    $18,931    $85,184    $67,919
                                     ------     ------     ------     ------

Pre-tax income (loss)                 1,009       (883)     5,228          6
Income tax expense (benefit)            336       (288)     1,671        (26)
Earnings/(losses) of nonconsolidated
  associates and minority interests      (2)         -         (5)        20
                                      -----     ------      -----         --
GMNA income (loss)                     $671      $(595)    $3,552        $52
                                        ===        ===      =====         ==


GME
Total net sales and revenues         $6,391     $6,390    $19,669    $18,347
                                      -----      -----     ------     ------

Pre-tax income                           52         64        605        511
Income tax expense                       19         18        208        238
Earnings/(losses) of nonconsolidated
  associates and minority interests      (1)         4         (4)         -
                                        ---        ---      -----     ------
GME income                              $32        $50       $393       $273
                                         ==         ==        ===        ===


GMLAAM
Total net sales and revenues         $1,200     $1,773     $3,448     $6,116
                                      -----      -----      -----      -----

Pre-tax loss                            (79)      (138)      (224)      (105)
Income tax benefit                      (37)       (45)      (106)       (74)
Earnings/(losses) of nonconsolidated
  associates and minority interests       6         29         19         68
                                         --         --         --         --
GMLAAM (loss) income                   $(36)      $(64)      $(99)       $37
                                         ==         ==         ==         ==


GMAP
Total net sales and revenues           $884       $681     $2,246     $2,194
                                        ---        ---      -----      -----

Pre-tax income (loss)                    12         19        (49)        15
Income tax expense (benefit)             11          2         (8)         6
Earnings/(losses) of nonconsolidated
  associates and minority interests     (55)       (17)      (154)       (39)
                                         --         --        ---         --
GMAP (loss) income                     $(54)        $-      $(195)      $(30)
                                         ==          =        ===         ==



GMA (1)
Total net sales and revenues        $35,041    $27,006   $108,156    $91,639
                                     ------     ------    -------     ------

Pre-tax income (loss)                   993       (975)     5,596        432
Income tax expense (benefit)            329       (328)     1,779        145
Earnings/(losses)of nonconsolidated
  associates and minority interests     (51)        14       (143)        48
                                       ----       ----     ------       ----
GMA income (loss)                      $613      $(633)    $3,674       $335
                                        ===        ===      =====        ===



(1) GMA's results include eliminations of transactions among GMNA, GME, GMLAAM, and GMAP.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                    Three Months Ended September 30,
                                    --------------------------------
                                   1999                         1998
                                   ----                         ----
                                          GM as                         GM as
                                          a % of                        a % of
                        Industry   GM    Industry      Industry  GM  Industry
                        --------   --    --------      --------  --  --------
                                            (Units in Thousands)
GMNA
United States
  Cars                   2,300     675     29.4        2,007     517     25.7
  Trucks                 2,195     623     28.4        1,837     411     22.4
                         -----  ------                 -----     ---
  Total United States    4,495   1,298     28.9        3,844     928     24.1
Canada and Mexico          633     170     26.9          600     160     26.7
                        ------  ------                ------     ---

Total GMNA               5,128   1,468     28.6        4,444   1,088     24.5
GME                      4,906     489     10.0        4,760     463      9.7
GMLAAM                     876     145     16.6        1,069     160     15.0
GMAP                     2,803     128      4.6        2,705     127      4.7
                       -------  ------               -------   -----

Total Worldwide         13,713   2,230     16.3       12,978   1,838     14.2
                        ======   =====                ======   =====


                                     Nine Months Ended September 30,
                                     -------------------------------
                                    1999                         1998
                                    ----                         ----
                                          GM as                        GM as
                                          a % of                       a % of
                        Industry   GM    Industry     Industry  GM   Industry
                        --------   --    --------     --------  --   --------
                                            (Units in Thousands)
GMNA
United States
  Cars                   6,730   2,030     30.2        6,213   1,837     29.6
  Trucks                 6,531   1,826     28.0        5,796   1,617     27.9
                       -------   -----               -------   -----
  Total United States   13,261   3,856     29.1       12,009   3,454     28.8
Canada and Mexico        1,868     516     27.6        1,806     491     27.2
                       -------  ------               -------  ------

Total GMNA              15,129   4,372     28.9       13,815   3,945     28.6
GME                     15,552   1,537      9.9       14,798   1,406      9.5
GMLAAM                   2,444     399     16.3        3,193     511     16.0
GMAP                     8,618     338      3.9        8,260     379      4.6
                       -------  ------               -------  ------

Total Worldwide         41,743   6,646     15.9       40,066   6,241     15.6
                        ======   =====                ======   =====

                                Three Months Ended         Nine Months Ended
                                  September 30,               September 30,
                                1999          1998         1999         1998
                               -------     ---------     -------      -------
                                            (Units in Thousands)
Wholesale Sales
GMNA
  Cars                            661        597          2,199         1,901
  Trucks                          680        413          2,181         1,648
                                -----      -----          -----         -----
    Total GMNA                  1,341      1,010          4,380         3,549
                                -----      -----          -----         -----
GME
  Cars                            413        514          1,367         1,451
  Trucks                           33         20            104            89
                                -----      -----          -----         -----
    Total GME                     446        534          1,471         1,540
                                -----      -----          -----         -----
GMLAAM
  Cars                             98        102            266           327
  Trucks                           43         61            133           194
                                -----      -----          -----         -----
    Total GMLAAM                  141        163            399           521
                                -----      -----          -----         -----
GMAP
  Cars                             45         52            121           147
  Trucks                           76         62            191           181
                                -----      -----          -----         -----
    Total GMAP                    121        114            312           328
                                -----      -----          -----         -----

Total Worldwide                 2,049      1,821          6,562         5,938
                                =====      =====          =====         =====

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA reported income of $613 million for the 1999 third quarter compared with a loss of $633 million for the prior year quarter. The increase in income from the prior year quarter was primarily due to continued improvement in the profitability of new vehicles and lower production at GMNA in the prior year quarter due to the work stoppages at two component plants in Flint, Michigan that halted production of wholesale units at 26 of 29 assembly plants in North America. These factors also contributed to the improvement in GMA's net margin to 1.7% for the third quarter of 1999 from (2.3%) for the third quarter of 1998. Income for the nine months ended September 30, 1999 totaled $3.7 billion compared with $335 million for the prior year nine-month period. The increase in income from the prior year nine-month period was primarily due to improvement in the profitability of new vehicles, lower production at GMNA in the prior year quarter due to the work stoppages, and lower material costs.
   Total net sales and revenues for GMA in the third quarter of 1999 were $35.0 billion compared with $27.0 billion in the third quarter of 1998. GMA's total net sales and revenues for the nine months ended September 30, 1999 totaled $108.2 billion compared with $91.6 billion for the prior year nine-month period. These increases were primarily due to increases in wholesale sales volumes of 228,000 units from the prior year third quarter and 624,000 units from the prior year nine months ended September 30, 1998. These increases in wholesale sales volumes are primarily due to GMNA's work stoppages in the prior year periods.
   Pre-tax income for the third quarter of 1999 increased to $993 million compared with the prior year quarter pre-tax loss of $975 million and pre-tax income for the nine months ended September 30, 1999 increased to $5.6 billion from $432 million in the prior year period. These increases in pre-tax income were primarily due to continued improvement in the profitability of new vehicles and lower production at GMNA in the prior year quarter due to the work stoppages.
   GMA's worldwide vehicle deliveries were 2,230,000 for the third quarter of 1999, which represented a market share of 16.3% compared with 1,838,000 for the third quarter of 1998, which represented a market share of 14.2%. GMNA's market share for the third quarter of 1999 was 28.6% compared with 24.5% for the third quarter of 1998. For the nine months ended September 30, 1999, GMNA's market share was 28.9% compared with 28.6% for the prior year nine-month period.
   GMNA reported income of $671 million for the 1999 third quarter compared with a loss of $595 million for the prior year quarter. The improvement in GMNA's 1999 third quarter income was primarily due to the prior year's work stoppages, higher wholesale sales volumes, lower material costs and favorable net price, partially offset by increased manufacturing, pre-production and launch costs associated with the new LeSabre, Impala, Monte Carlo and Saturn LS models.
Income for the nine months ended September 30, 1999 totaled $3.6 billion compared with $52 million for the prior year nine-month period. The improvement in income for the first nine months of 1999 was primarily due to the prior year's work stoppages, higher wholesale sales volumes, continued improvement in the cost and profitability of new vehicles, and lower material and engineering costs. This improvement was partially offset by increased manufacturing costs and pre-production and launch costs associated with the new vehicles mentioned above. Net price was slightly higher for the quarter at 0.4% year over year. Net price comprehends the percent increase/decrease a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period.
   The 1999 UAW labor contract was ratified on October 13, 1999 covering a four year term from 1999-2003. The contract included an annual salary increase of 3% per year and an up-front signing bonus of $1,350 per UAW employee, which will be amortized evenly over the life of the contract. Active UAW employees were also granted pension benefit increases. In addition, retiree benefit increases include lump sum payments and a $1.25 monthly benefit increase per year of service. The retiree lump sum payments will result in a charge against GM's 1999 fourth quarter earnings of approximately $444 million after-tax. The other pension benefit increases will be paid out of plan assets.
   The new contract includes job security and sourcing provisions containing an employment floor set at 95% of 1996 employment levels in the event of net outsourcing. It also requires a level of attrition replacement based on a 1999 benchmark minimum employment level, which is reduced by 5% over the life of the contract.
   The 1999 Canadian Auto Workers (CAW) labor agreement was ratified on October 24,1999 covering a three year term from 1999-2002. The contract included an annual salary increase of 3% per year and an up-front signing bonus of $1,000 Canadian per CAW employee, which will be amortized evenly over the life of the contract. In addition, hourly actives and retirees were granted pension benefit increases to be paid out of plan assets. The 1999 labor agreement continues to provide flexibility to cut costs and streamline operations.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   In prior years, GM had established liabilities which as of September 30, 1999 totaled approximately $1.1 billion for terminations and other postemployment benefits to be paid pursuant to UAW and CAW labor contracts in connection with closed plants. Periodically, the Corporation reviews the adequacy and continuing need for these liabilities. The 1999 review, which will be completed in the fourth quarter, will take into consideration the provisions of the new UAW and CAW contracts, including the job security and sourcing provisions, as well as the current more favorable than expected U.S. vehicle market and higher than expected employee attrition rates. GM expects this review will likely result in the elimination of the need for a significant amount of the termination and other postemployment benefits liabilities previously provided for employees at a number of closed plants.
   GME reported income of $32 million for the 1999 third quarter compared with $50 million in the prior year quarter. The decrease in GME's 1999 third quarter income was primarily due to increasing competitive pricing pressure, partially offset by continued material cost improvements as a result of GM's global purchasing efforts, as well as improved manufacturing performance. Income for the nine months ended September 30, 1999 totaled $393 million compared with $273 million for the prior year nine-month period. The overall improvement in income for the first nine months of 1999 was primarily due to continued material cost improvements as a result of GM's global purchasing efforts.
   GMLAAM reported a loss of $36 million for the 1999 third quarter compared with a loss of $64 million for the prior year quarter. The decrease in the 1999 third quarter loss compared to the 1998 third quarter loss was primarily due to reduced structural costs and nominal price increases throughout the region.
GMLAAM reported a loss for the nine months ended September 30, 1999 of $99 million compared with income of $37 million for the prior year nine-month period. The decrease in the nine months ended September 30, 1999 compared to the prior year period was primarily due to significantly lower industry volumes due to the economic crisis throughout Latin America.
   GMAP reported a loss of $54 million for the 1999 third quarter compared with zero net income for the prior year quarter. The decrease in 1999 third quarter earnings compared to 1998 third quarter results was primarily due to start-up costs in the region and equity losses at Isuzu as a result of continued poor economic conditions in Asia. These decreases were partially offset by improved results at Shanghai GM. Losses for the nine months ended September 30, 1999 totaled $195 million compared with losses of $30 million for the prior year nine-month period. The increase in losses for the first nine-month period in 1999 was primarily due to decreased volumes in the region, equity losses at Isuzu due to the economic downturn in Asia, and continued spending associated with GMAP's growth strategy.

Hughes Financial Highlights

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                       -------------           -------------
                                     1999          1998      1999         1998
                                    -------     --------    ------      -------
                                  (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues        $1,998      $1,536    $5,417       $4,282
                                     -----       -----     -----        -----
Pre-tax (loss) income                  (51)         74       (31)         269
Income tax (benefit) expense           (38)         17       (45)          72
Minority interests                       9           9        22           19
Losses in nonconsolidated associates   (31)        (28)      (96)         (79)
                                        --          --        --          ---
    Net (loss) income                 $(35)        $38      $(60)        $137(2)
                                        ==          ==        ==          ===

   (Losses) Earnings used
    for computation of
    Available Separate
    Consolidated Net
    (Loss) Income (1) (2)             $(54)        $43      $(70)        $153

   (Losses) Earnings per
    share attributable
    to Class H common stock -
      Basic and Diluted (2)           $(0.13)     $0.11     $(0.17)      $0.38
------------
(1)Excludes amortization of GM purchase accounting adjustments of $5 million for the third quarters of 1999 and 1998 and $16 million for the nine-month periods ended September 30, 1999 and 1998, related to GM's acquisition of HAC in 1985. Includes accrued preferred stock dividends of $24 million and $26 million for the three and nine months ended September 30, 1999.
(2)1998 results exclude the cumulative effect of accounting change of $9 million, after tax, due to Hughes' adoption of SOP 98-5, Reporting on the Costs of Start-Up Activities. GM reported the $9 million charge in its fourth quarter 1998 results and Hughes reported the change as a restatement of its first quarter 1998 results.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Third quarter total net sales and revenues increased 30.1% to $2.0 billion, compared with $1.5 billion in the third quarter of 1998. Total net sales and revenues for the first nine months of 1999 increased 26.5% to $5.4 billion compared with $4.3 billion in the same periods of 1998. Revenue growth for the third quarter and first nine months of 1999 compared to the same period in 1998 was primarily attributable to continued strong subscriber growth for the DIRECTV(R) businesses, as well as additional revenues from the second quarter 1999 acquisitions of the PRIMESTAR medium-power direct-to-home and United States Satellite Broadcasting Company, Inc. (USSB) businesses and increased sales of DIRECTV(TM) receiving equipment by Hughes Network Systems (HNS). The first nine months of 1999 also included a $155 million pre-tax gain that resulted from the settlement of the Williams patent infringement case. These increases were offset by a decrease in Hughes Space and Communications (HSC) revenues primarily due to delayed revenue recognition that resulted from increased costs and schedule delays on several new product lines, reduced activity associated with the ICO Global Communications program in the third quarter of 1999, and a decrease in interest income due to a decrease in cash and cash equivalents.
   Hughes had a pre-tax loss of $51 million for the third quarter of 1999, compared with pre-tax income of $74 million for the same period of 1998. Hughes had a pre-tax loss of $31 million for the first nine months of 1999, compared with pre-tax income of $269 million for the first nine months of 1998. The pre-tax loss for the third quarter of 1999 and for the first nine months of 1999 resulted primarily from increased losses from the DIRECTV Latin America businesses, reduced operating profit at HSC due to the lower revenues as previously discussed, lower interest income as discussed above and increased interest expense. The pre-tax loss for the first nine months of 1999 also included a one-time first quarter pre-tax charge of $92 million that resulted from the termination of the Asia-Pacific Mobile Telecommunications satellite system contract due to export licenses not being issued and a second quarter pre-tax charge of $125 million related to the increased development costs and schedule delays at HSC. These decreases in the first nine months of 1999 were offset by the $155 million pre-tax gain discussed above.
   Income taxes for the third quarter and first nine months of 1999 reflect tax benefits recorded for the pre-tax losses incurred in those periods and higher expected tax benefits, compared to the third quarter and first nine months of 1998, from the expected favorable resolution of certain tax contingencies.
   (Losses) earnings used for computation of available separate consolidated net
(loss) income for the third quarter of 1999 was a loss of $54 million, compared with earnings of $43 million for the third quarter of 1998, and a loss of $70 million for the first nine months of 1999, compared with earnings of $153 million for the first nine months of 1998. The third quarter and first nine months of 1999 included $24 million and $26 million of accrued preferred stock dividends, respectively.
   On September 24, 1999, DIRECTV Japan, Hughes' 42.2% owned affiliate, raised approximately $275 million through the issuance of bonds, convertible into common stock, to five of its major shareholders, including $238 million issued to Hughes. If Hughes elects to convert these bonds, Hughes would have a controlling interest in DIRECTV Japan.
   On July 28, 1999, Galaxy Latin America (GLA), acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and the Cisneros Group, the remaining GLA partners. Hughes' share of the GLA purchase amounted to approximately $101 million and increased Hughes' ownership of GLA to 77.8%.

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations

   Highlights  of  financial   performance   by  GM's  Financing  and  Insurance
Operations business were as follows:

                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                        -------------           -------------
                                      1999          1998      1999        1998
                                      -------    --------     -------   -------
                                                (Dollars in Millions)
Total net sales and revenues
GMAC                                $5,203      $4,446   $14,931      $13,295
Other                                   45          68       179          274
                                     -----      ------   -------      -------
  Total net sales and revenues      $5,248      $4,514   $15,110      $13,569
                                     =====       =====    ======       ======

Net income (loss)
GMAC                                  $393        $313    $1,176       $1,027
Other                                   (3)         32        12           76
                                       ---         ---     -----        -----
  Total                               $390        $345    $1,188       $1,103
                                       ===         ===     =====        =====


GMAC Financial Highlights

                                     Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                     1999          1998     1999        1998
                                     ------      -------   ------     -------
                                                (Dollars in Millions)
Financing revenue
  Retail and lease financing        $1,095        $982    $3,170       $2,834
  Operating leases                   1,902       1,822     5,494        5,416
  Wholesale, commercial and
    other loans                        483         346     1,454        1,212
                                    ------      ------   -------        -----
    Total financing revenue          3,480       3,150    10,118        9,462
Interest and discount                1,667       1,477     4,718        4,317
Depreciation on operating leases     1,226       1,149     3,576        3,488
                                     -----       -----   -------        -----
    Net financing revenue              587         524     1,824        1,657
Insurance premiums earned              450         466     1,339        1,417
Mortgage revenue                       790         538     2,248        1,456
Other income                           483         292     1,223          960
                                    ------      ------     -----       ------
    Net financing revenue and other  2,310       1,820     6,634        5,490
Expenses                             1,655       1,377     4,698        4,004
                                     -----       -----     -----        -----
Pre-tax income                         655         443     1,936        1,486
Income tax expense                     262         130       760          459
                                       ---         ---    ------       ------
    Net income                        $393        $313    $1,176       $1,027
                                       ===         ===     =====        =====

Net income from automotive
  financing operations                $287        $250      $791         $784
Net income from insurance operations    55          54       170          188
Net income from mortgage operations     51           9       215           55
                                      ----       -----    ------      -------
    Net income                        $393        $313    $1,176       $1,027
                                       ===         ===     =====        =====

GMAC Financial Review

   Consolidated net income for the third quarter and first nine months of 1999 increased by 25% and 14% compared to the same periods during 1998. Net income from automotive financing operations increased by 15% during the third quarter of 1999, compared to the same period in 1998. Earnings were higher due primarily to increased financing volumes, partially offset by a significantly higher effective tax rate. Additionally, net income in the third quarter of 1998 was adversely impacted by the effects of the GM work stoppage.
   Earnings from insurance operations were virtually unchanged from the same period in 1998.
   Net income from mortgage operations during the third quarter of 1999 was $42 million higher than the third quarter of 1998. Earnings were higher primarily due to unusually low earnings in the third quarter of 1998, which were negatively impacted by illiquidity in the capital markets and accelerated prepayment experience on mortgage assets.
   During the three months and nine months ended September 30, 1999, GMAC financed 36.5% and 33.8% of new GM vehicles delivered in the U.S., respectively, down from 37.7% and 36.2% for the same periods in 1998. The continued decline in financing penetration was primarily the result of competitive market conditions.
                                  - 29 -

                GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

   In the United States, inventory financing was provided for 852,000 and 2,580,000 new GM vehicles during the third quarter and first nine months of 1999, respectively, compared with 564,000 and 1,931,000 new GM vehicles during the respective periods in 1998. The significant increase in new GM vehicles financed is primarily a result of the 54-day work stoppage at two GM component plants in June of last year that halted production of wholesale units at 26 of 29 vehicle assembly plants in North America. GMAC's wholesale financing represented 66.9% of all GM U.S. vehicle sales to dealers during the first nine months of 1999, up from 63.4% for the comparable period a year ago. The increase in wholesale penetration levels was a result of competitive pricing strategies by GMAC.
   Financing revenue totaled $3.5 billion and $10.1 billion in the third quarter and first nine months of 1999, respectively, compared to $3.2 billion and $9.5 billion for the same periods in 1998. The increases were mainly due to higher average retail, operating lease, and other loan receivable balances which resulted from continued retail financing incentives sponsored by GM.
Additionally, increased wholesale revenues resulting from higher average wholesale balances contributed to the change. The increased wholesale balances were primarily attributable to the 1998 work stoppages previously mentioned.
   Insurance premiums earned totaled $450 million and $1.3 billion for the third quarter and nine months ended September 30, 1999, respectively, compared to $466 million and $1.4 billion for the same periods during 1998. The reduction in insurance premiums earned was due to a decline in personal line coverages, partially offset by an increase in commercial lines and reinsurance. Mortgage revenue and other income totaled $1.3 billion and $3.5 billion for the third quarter and nine months ended September 30, 1999, respectively, compared to $830 million and $2.4 billion during the comparable periods a year ago. The increase in 1999 over 1998 was primarily the result of substantial increases in mortgage servicing and processing fees. Furthermore, GMAC Mortgage Group, Inc.'s (GMACMG) other income increased substantially, mainly due to their expansion into diversified businesses, specifically, Home Services, Newman and Associates, Auritec, Capstead, Triad and American Financial Consultants LLC.
   GMAC's worldwide cost of borrowing for the third quarter and first nine months of 1999 averaged 5.62% and 5.55%, respectively, a decrease of 44 and 52 basis points from the comparable periods a year ago. Total borrowing costs for U.S. operations averaged 5.61% and 5.50% for the third quarter and first nine months of 1999, compared to 5.93% and 6.00% for the respective periods in 1998. The lower average borrowing costs for the first nine months of 1999 are largely a result of lower short-term market interest rates.
   Consolidated salaries and other operating expenses totaled $1.2 billion and $3.3 billion for the third quarter and first nine months of 1999, respectively, compared to $930 million and $2.6 billion for the comparable periods last year. The increase was mainly attributable to continued growth and acquisitions at GMACMG.
   Annualized net retail losses were 0.50% and 0.57% of total average serviced automotive receivables during the third quarter and first nine months of 1999, respectively, compared to 0.74% and 0.83% for the same periods last year. The provision for credit losses totaled $328 million and $323 million for the nine month periods ended September 30, 1999 and 1998, respectively. Although comparable period loss rates declined, the higher loss provision reflects an increase in retail receivables during the first nine months of 1999 and favorable wholesale loss provision adjustments during the first quarter of 1998.
   The effective income tax rate for the first nine months of 1999 was 39.3%, compared to 31.6% and 30.9% for the periods ended December 31, 1998 and September 30, 1998, respectively. The increase in the effective tax rate can be attributed to a decrease in U.S. and foreign taxes assessed on foreign source income for the first nine months of 1998.

Year 2000

   Computers, software applications and microprocessors (embedded in a variety of products either made or used by GM) have the potential for operational problems if they lack the capability to handle the transition to the Year 2000. To protect against this risk, GM implemented a comprehensive, worldwide program to identify and remediate potential Year 2000 problems in its business information systems and other systems embedded in its engineering and manufacturing operations. Additionally, GM established communications and site assessments with its suppliers, its dealers and other third parties to assess and reduce the risk that GM's operations could be adversely affected by the failure of these third parties to adequately address the Year 2000 issue.
   One of GM's first priorities was the analysis of microprocessors in GM passenger cars and trucks. This review included all current and planned models as well as the electronics in older cars and trucks produced during the period of approximately the last 15 years, back to when GM began installing microprocessors capable of processing date information. Most of the microprocessors reviewed have no date-related functionality and, accordingly, have no Year 2000 issues. Of the vehicles with microprocessors that perform date-related functions, none were found to have any Year 2000 issues.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   GM assigned responsibility for remediating all of GM's information technology and embedded systems to multiple Year 2000 program teams. Information technology principally consists of business information systems (such as mainframe and other shared computers and associated business application software) and infrastructure (such as personal computers, operating systems, networks and devices like switches and routers). Embedded systems include microprocessors used in factory automation and in systems such as elevators, security and facility management.
   GM's Year 2000 program included assessment and remediation services provided by Electronic Data Systems Corporation (EDS), GM's primary information technology supplier, pursuant to a Master Service Agreement with GM. The expenditures and other figures contained herein have been adjusted to reflect the spin-off of Delphi Automotive Systems.
   The Year 2000 program has been implemented in seven phases, some of which were conducted concurrently:

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

    Remediation -- This phase involved the design and execution of a remediation plan, followed by testing for adherence to the design. GM has completed the remediation of its systems, with the exception of work which is continuing into the fourth quarter involving the previously existing Year 2000 programs of certain recent business acquisitions by GMAC to ensure conformance of those programs to GMAC's Year 2000 program standards. The cost of such remediation efforts is not material to GMAC and it is comprehended by the Corporation's total cost estimates. The risk of nonremediation of these programs is not material to GM or GMAC.

    System Test -- The system test phase involved testing of remediated items to ensure that they functioned normally after being replaced in their original operating environment. System test was closely related to the remediation phase and followed essentially the same schedule.

    Implementation -- Implementation involved the return of items to normal operation after satisfactory performance in system testing. This phase followed essentially the same schedule as remediation and system testing.

    Readiness Testing -- This phase included the planning for and testing of integrated systems in a Year 2000 ready environment, including ongoing auditing and follow-up. Three distinct types of readiness tests were conducted: (1) individual system tests; (2) tests of groups of related systems that comprised a major business process or manufacturing function; and (3) running plant floor systems while production was in process.
      Individual system tests of GM's critical applications, and approximately 300 integrated business process tests and 900 integrated manufacturing system tests have been completed. More than 100 live production tests have also been successfully completed.
      In addition to GM readiness testing, a third party Independent Validation & Verification (IV&V) process has been used to examine remediated code to identify potential oversights or errors in select mission-critical systems. The results have validated the success of GM's testing program.

    Contingency Planning -- This final step involved the development and execution of plans that focus on areas of significant concern and the concentration of resources to address those issues both proactively and reactively. GM believes that the most reasonably likely worst case scenario is that there will be some localized disruptions of systems that will affect individual business processes, facilities or suppliers for a short time, rather than systemic or long-term problems affecting its business operations as a whole.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

      GM's contingency planning efforts identified systems, business processes and some suppliers that it believes are potentially vulnerable to Year 2000 problems. GM contingency planning also has addressed those business operations in which a localized disruption could have the potential for causing a wider problem by interrupting the flow of products, materials or data to other operations. Because there is uncertainty as to which activities may be affected and the exact nature of the problems that may arise, GM's contingency planning has focused on minimizing the scope and duration of any disruptions by developing comprehensive, detailed plans. These reactive plans permit a flexible, real-time response to specific problems that may arise at individual locations around the world.
      A natural extension of GM's contingency planning is the deployment of a command center structure, that began limited operations in September 1999. The Global Command Center at the GM Technical Center has redundant communication and power, allowing for uninterrupted operations and connectivity with other GM command centers strategically located around the world. Detailed plans and procedures have been developed and are being validated. The centers will be staffed with appropriate personnel 24 hours a day, seven days a week beginning the week of December 27, 1999. Operation will continue for as long as conditions warrant.

   GM's communication with its suppliers is a focused element of the assessment and remediation phases described above. GM has been a leading participant in an industry trade association, the Automotive Industry Action Group, which has distributed Year 2000 compliance questionnaires as well as numerous awareness and assistance mailings to about half of the 90,000 supplier sites that service GM throughout the world. Responses to these questionnaires, which were generally sent to GM's principal suppliers, were received from about half of the supplier sites to which they were sent. Many of the non-responding suppliers have communicated directly with GM on an informal basis.
   However, GM has not relied on the receipt of responses to questionnaires or written assurances from suppliers regarding their Year 2000 readiness. GM conducted its own review and assistance program for suppliers considered to be critical to GM's operations, including approximately 4,800 on-site assessments to date. In addition, Year 2000 program management workshops have been conducted for more than 2,500 supplier companies. GM's assessment efforts have been substantially completed with respect to the critical supplier sites. Based on its assessment activity to date, GM believes that a substantial majority of its suppliers are adequately prepared for Year 2000.
   Additionally, GM established a program to provide further remediation assistance to suppliers considered to be "high-risk." This supplier assistance program included providing remediation consultants to work with suppliers on developing, implementing and accelerating their own Year 2000 readiness efforts.
   With specific regard to the "off-shore" component of critical suppliers, GM's readiness activities have been managed by a global Year 2000 supplier readiness organization with regional offices and personnel in Mexico City, Mexico; Russelsheim, Germany; Sao Paulo, Brazil; Melbourne, Australia; and Singapore, in addition to the supplier readiness program headquarters in
Detroit.
   Of the critical supplier sites being tracked globally in 60 countries for specific risk management action, approximately 41% are outside of North America. Of the high-risk suppliers who have received or are receiving direct remediation assistance, approximately 76% are outside of North America.
   For the small percentage of suppliers still judged to be "failure-likely" after completion of the remediation assistance program, GM has taken proactive steps to minimize the possibility of business interruption. These steps include, among other actions, deploying further intensive supplier assistance and follow-up, establishing buffer inventories, and working with supplier personnel to develop internal supplier contingency plans to deal with likely failure scenarios.
   To address uncertainties in GM's risk management process and Year 2000 readiness factors outside the direct control of GM or its suppliers, GM has developed reactive contingency plans to minimize business disruption related to these uncertainties. These initiatives include emergency response teams, allocation plans, strategically located command centers, and "early warning" communication links with key suppliers during the millennium transition. GM has accorded a high priority to contingency planning, command centers and in-depth risk management for those countries and global regions that, as a result of prior assessment activities, show a high concentration of failure-likely suppliers or utility sites.
   GM also has been working with its independent dealers on their Year 2000 readiness. This program included distributing materials that assist dealers in designing and executing their own assessment and remediation efforts. Additionally, GM developed Year 2000 compliance criteria as part of its established program for certifying that third-party business information systems properly interface with other systems provided to dealers by GM.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Year 2000  (concluded)

   GM's direct Year 2000 program cost is being expensed as incurred with the exception of capitalizable replacement hardware and, beginning in 1999, internal-use software. Total incremental spending by GM is not expected to be material to the Corporation's operations, liquidity or capital resources.
   In addition to the work for which GM has direct financial responsibility, EDS has provided Year 2000-related services to GM, as required under the Master
Service Agreement. EDS provided these services as part of normal fixed price services and other ongoing payments.
   GM's current forecast is that its total direct expenditures, plus the value of services performed by EDS attributable to GM's Year 2000 program, will be between $566 million and $626 million. This amount includes the following:

o an estimated $360 million to $420 million in direct GM expenditures. This estimate includes a $62 million payment from GM to EDS at the end of the first quarter of 2000 if systems remediated by EDS under the Master Service Agreement do not cause a significant business disruption that results in material financial loss to GM due to the millennium change;
o and an estimated $206 million representing the value of Year 2000 services that EDS is providing to GM as part of normal fixed price services and other ongoing payments to EDS under the Master Service Agreement. This estimate does not include the $62 million additional payment from GM to EDS at the end of the first quarter of 2000 mentioned above.

   GM incurred approximately $142 million of direct spending during 1997 and 1998, and approximately $142 million in 1999 through the end of the third quarter. The estimated value of services provided to GM by EDS under the Master Service Agreement from January 1997 through the end of the third quarter of 1999 attributable to work performed in connection with GM's Year 2000 program was approximately $253 million. Thus, the total direct expenditures by GM, and value of Year 2000-related services performed by EDS attributable to GM's Year 2000 program, for the period from January 1997 through September 1999, amounted to approximately $537 million.
   Despite the incremental Year 2000 spending expected to be incurred throughout the Corporation, GM's current business plan projects declining information technology expenses. GM's total Year 2000 costs noted above do not include the cost of information technology projects that have been delayed due to Year 2000, which are estimated to be approximately $27 million or information technology projects that have been accelerated due to Year 2000 which are estimated to be approximately $20 million.
   In view of the foregoing, GM does not currently anticipate that it will experience a significant disruption of its business as a result of the Year 2000 issue. However, there is still uncertainty about the broader scope of the Year 2000 issue as it may affect GM and third parties that are critical to GM's operations. For example, lack of readiness by electrical and water utilities, financial institutions, government agencies or other providers of general infrastructure could, in some geographic areas, pose significant impediments to GM's ability to carry on its normal operations in the area or areas so affected. In the event that GM is unable to implement adequate contingency plans in the event that problems are encountered, there could be a material adverse effect on GM's business, results of operations, or financial condition.
   The foregoing discussion describes the Year 2000 program being implemented by GM and its consolidated subsidiaries other than Hughes. Information about the Year 2000 efforts of Hughes can be found in Exhibit 99. As previously stated, the financial and other data contained herein have been adjusted to reflect the spin-off of Delphi Automotive Systems.
   Statements made herein regarding the implementation of various phases of GM's Year 2000 program, the costs expected to be associated with that program and the results that GM expects to achieve constitute forward-looking information. As noted above, there are many uncertainties involved in the Year 2000 issue, including the extent to which GM has been able to successfully remediate systems and adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties that are not controlled by GM. Accordingly, the costs and results of GM's Year 2000 program and the extent of any impact on GM's operations could vary materially from those stated herein.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Electronics and Other Operations

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at September 30, 1999 totaled $16.7 billion compared with $10.3 billion at September 30, 1998 and $13.1 billion at December 31, 1998. The increase in cash and marketable securities from September 30, 1998 and December 31, 1998 to September 30, 1999 was primarily due to stronger operating cash flows in the first nine months of 1999 versus 1998 due to the work stoppages during 1998. The total VEBA assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $4.7 billion at September 30, 1999, $4.6 billion at December 31, 1998, and $4.5 billion at September 30, 1998.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $5.1 billion at September 30, 1999, compared with $1.8 billion at December 31, 1998 and $(1.5) billion at September 30, 1998. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $7.9 billion at September 30, 1999, compared to $7.1 billion at December 31, 1998 and $6.8 billion at September 30, 1998. The ratio of long-term debt to long-term debt and GM investment in Automotive, Electronics and Other Operations was 57.2% at September 30, 1999, compared to 58.1% at December 31, 1998 and 57.3% at September 30, 1998. The ratio of long-term debt and short-term loans payable to the total of this debt and GM investment was 59.3% at September 30, 1999, compared to 61.8% at December 31, 1998 and 63.3% at September 30, 1998.

Financing and Insurance Operations

   Financing and Insurance Operations are conducted by GMAC and certain of its subsidiaries. At September 30, 1999, GMAC owned assets and serviced automotive receivables totaling $154.5 billion, $15.8 billion above year-end 1998, and $28.4 billion above September 30, 1998. Earning assets totaled $133.6 billion at September 30, 1999, compared to $125.1 billion and $112.9 billion at December 31 and September 30, 1998, respectively. The higher balances compared to third quarter of last year were primarily attributable to increases in serviced wholesale, retail, operating lease, commercial, and other loan receivables.
   GMAC's finance receivables, including sold receivables, totaled $92.0 billion at September 30, 1999, $12.1 billion above December 31, 1998 levels and $20.0 billion above September 30, 1998 levels. The change from December 31, 1998 was primarily attributed to a $6.4 billion increase in commercial and other loan receivables, a $4.8 billion increase in serviced retail receivables, and a $1.2 billion increase in serviced wholesale receivables. This year-to-year increase was primarily a result of a $7.3 billion increase in serviced wholesale receivables, a $7.3 billion increase in commercial and other loan receivables, and a $5.6 billion increase in serviced retail receivables. The increase in wholesale receivable balances over December 31 and September 30, 1998 was a result of the 1998 work stoppages previously mentioned and higher penetration. The change in commercial and other loan receivables was due to the acquisition of Bank of New York Financial Corporation in July 1999 and increases in other secured notes. The increase in retail receivable balances over December 31 and September 30, 1998 was due to continued retail financing incentives sponsored by GM.
     GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-, medium-, and long-term debt markets, principally through commercial paper, term notes and underwritten issuances. As of September 30, 1999, GMAC's total borrowings were $114.4 billion, compared with $106.2 billion and $93.5 billion at December 31, 1998 and September 30, 1998, respectively. The higher borrowings were used to fund increased earning asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at September 30, 1999 was 10.7:1, compared to 10.8:1 at December 31, 1998 and 9.8:1 at September 30, 1998.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $45.8 billion at September 30, 1999, compared to $42.9 billion at year-end 1998 and $42.7 billion at September 30, 1998. The unused portion of these credit lines totaled $35.8 billion at September 30, 1999, $2.6 billion and $2.0 billion higher than December 31 and September 30, 1998, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Book Value Per Share

   Book value per share of $1-2/3 par value common stock was $20.59 at September 30, 1999, compared with $20.00 at December 31, 1998 and $19.54 at September 30, 1998. Book value per share of GM Class H common stock was $12.36 at September 30, 1999, compared with $12.00 at December 31, 1998 and $11.72 at September 30, 1998. Book value per share was determined based on the liquidation rights of the various classes of common stock.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the Board of Directors. GM's 1999 third quarter RONA for continuing operations on an annualized basis, excluding Hughes, was 10.1%.

CASH FLOWS

Automotive, Electronics and Other Operations

   Net cash provided by operating activities was $15.4 billion during the nine months ended September 30, 1999 compared with $2.8 billion for the prior year period. The increase in net cash provided by operating activities was primarily the result of increased income from continuing operations and the net changes in operating assets and liabilites. These were primarily related to increases in accounts payable resulting from an extension of payment terms and increases in accrued and other liabilities.
   Net cash used in investing activities amounted to $11.5 billion during the nine months ended September 30, 1999 compared with $4.2 billion in the prior year period. The increase in net cash used in investing activities was primarily attributable to increased cash used for investments in companies, investments in marketable securities, and operating leases.
   Net cash used in financing activities was $1.1 billion during the nine months ended September 30, 1999 compared with $1.4 billion in the prior year period. The decrease in cash used for financing activities during the first nine months of 1999 was primarily due to reduced stock repurchases and proceeds from issuing preference stock in the second quarter of 1999, partially offset by decreases in short-term loans payable and long-term debt.

Financing and Insurance Operations

   Cash provided by operating activities totaled $9.9 billion and $3.8 billion during the nine months ended September 30, 1999 and 1998, respectively. The additional operating cash flow was primarily the result of an increase in proceeds from sales of mortgage loans and mortgage-related securities held for trading, a reduction in acquisitions of mortgage-related securities held for trading and decreases in other miscellaneous assets and investments. These net inflows were partially offset by the net changes in operating assets and liabilities and increases in purchases of mortgage loans and mortgage related securities held for trading.
   Cash used for investing activities during the nine months ended September 30, 1999 totaled $13.6 billion, a $3.3 billion increase in cash used compared to the same period last year. Cash usage increased primarily as a result of investments in companies, net increases in acquisitions of finance receivables compared to liquidations of such receivables, largely offset by increased proceeds from sales of finance receivables.
   Cash provided by financing activities during the nine months ended September 30, 1999 totaled $3.5 billion, compared with cash provided of $6.5 billion during the comparable 1998 period. The change was primarily the result of a reduction in short-term debt, partially offset by an increase in long-term debt.

Dividends

   Dividends may be paid on common stocks only when, as and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 2, 1999, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, paid September 10, 1999, to holders of record as of August 2, 1999. The GM Board also declared quarterly dividends on the Series D and Series G Depositary Shares of $0.495 and $0.57 per share, respectively, paid November 1, 1999, to holders of record on October 4, 1999. The Series B preference stock was redeemed on April 5,

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Dividends (concluded)

1999, and as a result, the amount paid out on that date to the Series B shareholders of record included accrued and unpaid dividends as part of the total redemption price. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses. On August 2, 1999 the GM Board declared two dividends on the GM Series H 6.25% Automatically Convertible Preference Stock. A dividend of $0.5853 per share of GM Series H 6.25% Automatically Convertible Preference Stock was paid on August 2, 1999, to the sole holder of record on that date for the period between the close of the transaction and the end of the second quarter. A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid November 1, 1999, to the holder of record on October 4, 1999.

Employment and Payrolls

Worldwide employment at September 30,            1999        1998
(in thousands)                                   ----        ----
  GMNA                                            219         229
  GME                                              82          81
  GMLAAM                                           23          25
  GMAP                                             10          10
  GMAC                                             27          23
  Hughes                                           18          15
  Other                                            12          12
                                                 ----        ----
    Total employees                               391         395
                                                  ===         ===


                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                        -------------         -------------
                                      1999         1998      1999       1998
                                      ------      ------    ------     ------
1998

Worldwide payrolls - (in billions)    $5.5         $5.0     $16.5       $15.3
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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 1999 or subsequent thereto, but before the filing of this report are summarized below:


Other Matters

   With respect to the previously reported matter, Anderson, et al v. General Motors Corporation, in which a jury in a Los Angeles Superior Court returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision fuel fed fire in a 1979 Chevrolet Malibu, the following post-trial developments have occurred. The trial court has reduced the punitive damages from $4.8 billion to $1.1 billion and GM has posted a bond for the punitive and compensatory damages (the cost of which was not material to the Corporation). GM continues to pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.


                                    * * *

   With respect to the previously reported matter, National Rural Telecommunications Cooperative (NRTC) v. DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together "DIRECTV"), the following has occurred. On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV in which it alleges that DIRECTV has breached the agreement it has with NRTC. In this suit, NRTC is asking the court to require DIRECTV to pay to NRTC a proportionate share of the financial benefits DIRECTV derives from programming providers and certain other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in this matter and plans to vigorously defend itself against these claims.

                                    * * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 1999, or subsequent thereto, but before the filing of this report are summarized below:

   As previously reported, on April 25, 1997, a purported nationwide class action was filed against the Corporation and certain other vehicle manufacturers in the Circuit Court of Coosa County, Alabama, Ellen Smith, et al v. General Motors Corporation, Ford Motor Company Chrysler Motors Corporation, Sylacauga Auto Plex, et al, claiming that the front seat air bags installed in 1993 to 1997 model vehicles are defective because, when deployed, they are likely to injure small-statured adults and children. The complaint sought compensatory damages, the cost of repair or replacement of the allegedly defective air bags, plus attorneys' fees. That case has now been dismissed without prejudice.




                                * * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               39

27    Financial Data Schedule
        (for Securities and Exchange Commission information only)


(b)  REPORTS ON FORM 8-K.

   Three reports on Form 8-K, dated July 9, 1999, July 19, 1999 and June 24, 1999 (filed August 24, 1999) were filed during the quarter ended September 30, 1999 reporting matters under Item 5, Other Events and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial
Information, and Exhibits.


                                 * * * * * *




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                                 (Registrant)



Date November 12, 1999                 /s/Peter R. Bible
----------------------                 ------------------------------
                                       (Peter R. Bible,
                                        Chief Accounting Officer)