Form 10-K
period 1999-12-31
GENERAL MOTORS CORP
filed 2000-03-13
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                    FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--- 1934
                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934

                        For the transition period from        to
                                                       ------     ------
                          Commission file number 1-143
                                                 -----

                           GENERAL MOTORS CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)


        STATE OF DELAWARE                                       38-0572515
        -----------------                                       ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

300 Renaissance Center, Detroit, Michigan                   48265-3000
----------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

        Registrant's telephone number, including area code (313) 556-5000
                                                                 ---------

           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of Each Exchange on
        Title of Each Class                           Which Registered
        -------------------                       -------------------------
Common, $1-2/3 par value (619,783,944 shares
  outstanding as of February 29, 2000)            New York Stock Exchange, Inc.
Class H Common, $0.10 par value (137,879,463
  shares outstanding as of February 29, 2000)     New York Stock Exchange, Inc.
Preference, $0.10 par value, Series D
  7.92% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (3,014,654 depositary shares outstanding
  as of February 29, 2000)                        New York Stock Exchange, Inc.
Preference, $0.10 par value, Series G
  9.12% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (5,015,410 depositary shares outstanding
  as of February 29, 2000)                        New York Stock Exchange, Inc.
General Motors Capital Trust D 8.67% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series D (3,149,748 shares outstanding as of
  February 29, 2000)                              New York Stock Exchange, Inc.
General Motors Capital Trust G 9.87% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series G (5,221,123 shares outstanding as of
  February 29, 2000)                              New York Stock Exchange, Inc.











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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 29, 2000) of General Motors Corporation $1-2/3 par value and GM Class H common stocks held by nonaffiliates on February 29, 2000 was approximately $47.7 billion and $16.6 billion, respectively.

GM's Class H common stock is a "tracking stock" designed to provide holders with financial returns based on the financial performance of Hughes. However, in the event of a GM liquidation, insolvency or similar event, GM Class H stockholders would have no direct claim against the assets of Hughes. Rather, GM Class H stockholders would only have rights in the assets of GM as common stockholders of GM.

We determine the earnings per share and the amounts available for the payment of dividends on the GM Class H common stock by a fraction which reflects the portion of Hughes' earnings that is allocated to the GM Class H common stock. We sometimes refer to this fraction as the "Class H fraction." The numerator and denominator of the Class H fraction are determined as follows:

    - The numerator of the Class H fraction is the weighted average number of shares of GM Class H common stock outstanding during the applicable period.

    - The denominator of the Class H fraction is the notional number of shares of GM Class H common stock which, if outstanding, would represent 100% of the tracking stock interest in the earnings of Hughes.

We sometimes also refer to the denominator of the Class H fraction as the "Average Class H dividend base." It can be adjusted by the GM board of directors in specified circumstances, including to reflect contributions by GM to Hughes.

Documents incorporated by reference are as follows:
                                                Part and Item Number of Form
Document                                        10-K into Which Incorporated
                                                -----------------------------

General Motors Notice of Annual Meeting
  of Stockholders  and Proxy Statement for
  the Annual Meeting of  Stockholders to
  be held June 6, 2000                          Part III, Items 10  through 13

--------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.






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

ITEM 1.  Business

General

     The following information is incorporated herein by reference to the indicated pages in Part II:

     Item                                                    Page(s)
     ----                                                    -------

     Wholesale Sales                                         II-6
     Employment and Payrolls                                 II-20
     Note 26 of Notes to the GM
        Consolidated Financial Statements
        (Segment Reporting)                                  II-72 through II-75

   GM presents separate consolidating financial information for the following businesses: Automotive, Communications Services, and Other Operations and Financing and Insurance Operations. GM participates in the automotive industry through the activities of its automotive business operating segment: General Motors Automotive (GMA) which is comprised of four regions: GM North America
(GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM). GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP, and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac. GM's communications services relate to its Hughes Electronics Corporation subsidiary (Hughes) which includes digital entertainment, information and communications services, and satellite-based private business networks. GM's other operations includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, and certain non-segment specific revenues and expenditures. GM's financing and insurance operations primarily relate to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle, and homeowners' insurance, and asset-based lending.
   Substantially all automotive-related products are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 1999, there were approximately 8,100 GM vehicle dealers in the United States, 840 in Canada, and 155 in Mexico. Additionally, there were a total of approximately 11,340 outlets overseas which include dealers and authorized sales, service, and parts outlets.

Raw Materials and Services

   GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

Backlog of Orders

   Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes had a $9.2 billion and $10.1 billion backlog of commercial contracts relating to its telecommunications and space businesses at the end of 1999 and 1998, respectively.








                                       I-1
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, DaimlerChrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Volkswagen A.G. (Volkswagen), Hyundai Motor Company, Ltd. (Hyundai), Bayerische Motoren Werke AG (BMW), Volvo AB, and Kia Motors Corporation (Kia). All but Volkswagen, Hyundai and Kia currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 1999 are summarized in Management's Discussion and Analysis in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and GM's competitive position during the years ended December 31, 1999, 1998, and 1997, respectively, were as follows:

                                                   1999(1)   1998     1997
                                                   ----      ----     ----
                                                    (Units in Thousands)
Total industry registrations
  In the United States                            17,419   15,966   15,501
  In Canada and Mexico                             2,221    2,092    1,919
  In other countries                              35,307   34,623   36,125
                                                  ------   ------   ------
Total industry registrations - all countries      54,947   52,681   53,545
                                                  ======   ======   ======

                                                     1999(1)  1998     1997
                                                     ----     ----     ----
                                                  (Percent of Total Industry)
GM's registrations
  In the United States                                29%      29%      31%
  In Canada and Mexico                                29       29       31
  In other countries                                   9        9        9
Total GM's registrations - all countries              16       16       16

---------------
(1) Preliminary

   The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to GM's registrations includes units which are manufactured overseas by other companies and which are imported and sold by GM and affiliates.

Research and Development

   In 1999,  GM spent $6.8  billion  for  research,  manufacturing  engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. In addition, $295 million was spent for customer-sponsored activities. Comparably, $6.3 billion and $6.5 billion were spent on company-sponsored activities in 1998 and 1997, respectively and $717 million and $1.5 billion were spent on customer-sponsored activities in 1998 and 1997, respectively.

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




                                       I-2
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Emissions Control (concluded)
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "LEV II" standards will begin phasing in for California vehicles in the 2004 model year. Similar Federal "Tier 2" standards will also start in 2004.
   The requirement that, for model years 2003 and later, 10% of cars and small light-duty trucks (up to 3,750 lb Loaded Vehicle Weight) sold in California must be zero emission vehicles (ZEVs), was modified by the LEV II rules to allow up to 6% of the 10% to be met using partial ZEV credits. Also, GM and six other major vehicle manufacturers signed Memorandum of Agreements (MOAs) with CARB to provide for a more market driven-introduction of ZEVs. The MOAs include provisions for an advanced battery ZEV demonstration program of 3,750 vehicles in the 1998-2000 time frame, a National LEV program or an alternative that provides equivalent emission benefits in California, the capability to produce specified numbers of ZEVs as warranted by demand, and continued research and development of advanced batteries. General Motors has fulfilled its MOA commitment for 1998 and 1999.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the Federal requirements and four states have done so. Under the voluntary National LEV
(NLEV) program, the auto industry began the phase in of California vehicles in the northeast in 1999, and vehicles in all states outside California standard states meeting LEV standards on average starting in 2001. The EPA issued a final rule which would implement the NLEV program as a voluntary alternative available to automakers, and on March 2, 1998, the EPA declared that the NLEV program was "in effect" for 1999 and later model years after all manufacturers and all the Northeast states except New York, Massachusetts, Maine, and Vermont opted to participate in the program.
   In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems will need to be further modified to accommodate Federal onboard refueling vapor recovery (ORVR) control standards. ORVR phases in on passenger cars in the 1998 through 2000 model years and on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards will be required in California, as well as Federally.
   Starting in the 2001 model year, today's test procedure for exhaust emissions will become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle. Both of these requirements have the potential of adding hardware (and thus costs) to many vehicles.

Industrial Environmental Control
   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.
   GM is in various stages of investigation or remediation for sites where contamination has been alleged and has recorded a liability of $404 million at December 31, 1999 and $500 million at December 31, 1998 for worldwide environmental investigation and remediation as summarized below:

     . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The total liability for sites involving GM is estimated to be $114 million at December 31, 1999. This compares to $147 million at December 31, 1998.

     . For closed or closing plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, is estimated at $92 million at December 31, 1999. This compares to $102 million at December 31, 1998.

     . GM is involved in investigations and remediation activities at additional locations worldwide with an estimated liability of approximately $198 million at December 31, 1999. This compares to $251 million at December 31, 1998.

   The cost impact of the Clean Air Act Amendments under Title V is the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $500 million to $700 million in aggregate through the year 2003.

                                       I-3
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)
   Expenditures by General Motors in the United States for industrial environmental control facilities during the years ended December 31, 1999, 1998, and 1997, respectively, were as follows (in millions): 1999-$71; 1998-$78; and 1997-$84. The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2003 will be (in millions):
2000-$99; 2001-$74; 2002 and 2003-$104. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

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

Safety Affairs and Regulations
   Expenditures to maintain and improve the operational safety, occupant protection, and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.
   GM continues to meet the government requirement for passive restraints by installing driver and passenger supplemental inflatable restraints (air bags) on all passenger cars and many light trucks and vans.
   Once permitted by federal regulatory changes to do so, GM introduced in 1998 and later models, less aggressive air bags in order to address concerns about inflation injuries, particularly to children and smaller adult passengers who are not properly positioned. GM continues to make available air bag on-off switches for those customers eligible to request them under the requirements of the National Highway Traffic Safety Administration (NHTSA) regulation allowing these devices.
   In 1998 and 1999, the NHTSA proposed extensive modifications to Federal Motor Vehicle Safety Standard (FMVSS) 208, an occupant protection regulation. The proposal entails a substantial increase in the number of crash test configurations and test dummy occupant sizes for which certification compliance performance would be required. It also would add a large number of static air bag suppression or low risk deployment test requirements. A significant amount of engineering design and development is already underway, with more anticipated, in preparation for the final version of the proposal which will be adopted by the NHTSA during the 2000 calendar year.
   Dynamic side impact protection requirements similar to those for cars apply to certain light trucks and vans as of September 1, 1998. Side structure and interior trim designs of future models will continue to be affected. Additional market pressure and future model design effects are likely regarding side impact performance at higher crash speeds. This will result as the federal government continues its consumer information side impact crash test program at elevated impact speeds.
   A new government requirement for vehicle interior impact protection continues to significantly affect upper body structure and interior trim designs of future model passenger cars and light trucks and vans. The phase-in for this rulemaking began on September 1, 1998, and will apply to all these vehicles in the 2003 model year.
   NHTSA currently is considering changing the existing fuel system crash integrity requirements of Federal Motor Vehicle Safety Standard 301. If any significant changes are adopted, some undetermined redesign, cost, and weight increases can be expected for most of GM's vehicles. See Item 3, Legal Proceedings, Other Matters.
   With the passage of the Anti-Car Theft Act of 1992, implementation costs affected approximately 22 passenger car assembly plants and 4 light-duty truck plants. For the affected truck plants, the major expenditures were for new label printer installations and additional stamping equipment.

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 1999 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 27.6 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 2000 model year domestic passenger cars is projected at 28.1 mpg versus the standard of 27.5 mpg.
   For GM's  imported  passenger  cars,  1999 model year CAFE is projected to be
27.9 mpg versus a standard of 27.5 mpg. The CAFE estimate for 2000 model year import passenger cars is 24.8 mpg versus the standard of 27.5 mpg. Projected shortfalls to the standard will be offset by credits from previous model years.

                                       I-4
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Fuel Economy (concluded)
   Fuel  economy  standards  for  light-duty  trucks  became  effective in 1979.
General Motors' light truck CAFE fleet average for the 1999 model year is projected to be 20.0 mpg versus a standard of 20.7 mpg. GM's 2000 model year truck CAFE is projected at 21.0 mpg versus a standard of 20.7 mpg. Projected shortfalls to the standard are expected to be offset by credits from future model years.
   GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizeable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance. It is expected that the Kyoto Protocol on climate change will lead to continued pressure to increase fuel economy levels.

End of Life Vehicles
   The proposed European Directive on End-of-Life Vehicles aims at the prevention of waste from vehicles at the end of their life and encourages the re-use, recycling, and recovery of vehicles and their components. At the end of July 1999, it was determined by the Environment Ministers (Council) that manufacturers are financially responsible for the take-back of vehicles put on the market as of January 2001 and all vehicles as of 2006 (vehicles built prior to 2001 and retired from use after 2006). However, on February 3, 2000, the European Parliament amended the Council's text. While it is clear that the last owner not incur any costs for turning in an end-of-life vehicle it is currently undecided who has the responsibility for paying for the costs of taking back vehicles after 2006. These differences are expected to be reconciled during the first quarter of 2000. If left undefined, member states will be allowed to choose the most appropriate solution for their country. The original January 2001 implementation date has been pushed back; the Directive is currently projected to be effective in early 2002.

Seasonal Nature of Business

   In the automotive business, there are retail sales fluctuations of a seasonal nature, so that production varies from month to month. Certain changeovers occur throughout the year for reasons such as new market entries and new vehicle changes; however, the changeover period related to the annual new model introduction has traditionally occurred in the third quarter of each year. For this reason, third quarter operating results are, in general, less favorable than those in the other three quarters of the year, depending on the magnitude of the changeover needed to commence production of new models incorporating, for example, design modifications related to more fuel-efficient vehicle packaging, stricter government standards for safety and emission controls, and consumer-oriented improvements in performance, comfort, convenience, and style.

Segment Reporting Data

   Operating segment and principal geographic area data for 1999, 1998, and 1997 are summarized in Note 26 of Notes to the GM Consolidated Financial Statements in Part II.

                                   * * * * * *

   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has 182 locations operating in 33 states and 106 cities in the United States. Of these, 20 are engaged in the final assembly of GM cars and trucks; 42 are service parts operations responsible for distribution or warehousing; 11 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacture of automotive components and power products. In addition, the Corporation has 21 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 51 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Belgium, Spain, China, Thailand, Argentina, Portugal, and Poland.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented under Management's Discussion and Analysis in Part II.

                                       I-5
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 3.  Legal Proceedings

   (a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 1999, or subsequent thereto, but before the filing of this report are summarized below.

Environmental Matters

     In August, 1996, the California Air Resources Board (CARB) ordered General Motors to recall about 11,500 1992 MY "S" Trucks. The CARB claims that the engines in these trucks, known by their emissions engine family designator as N3G4.3TBXEB2, exceeded the applicable new motor vehicle emissions standard for oxides of nitrogen (Nox). In addition to the ordered recall, the CARB threatened civil penalties of up to $57 million. General Motors believes that it has valid defenses to all CARB's claims and has requested and been granted an administrative review of the penalties and recall order. General Motors' defenses include the failure of CARB's outside contractor test laboratory to comply with the Federal Test Procedure used to identify non-compliant engine families. The administrative case is in the discovery stage.

                                      * * *

   In December 1998, the Louisiana Department of Environmental Quality (LDEQ) issued a Penalty Assessment in the amount of $100,000 involving the plant in Monroe, Louisiana operated by Delphi Automotive Systems. Although Delphi sold the plant to a third party in October, 1998, GM retains responsibility for certain pre-sale environmental issues, including the alleged permit violations covered by the Penalty Assessment. GM filed a request for hearing and is pursuing settlement discussions with LDEQ.

                                      * * *

Other Matters

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

                                       I-6
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

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

   The settlement also provides for approximately $4 million to fund motor vehicle fire safety research. Research funds will be used to benefit motor vehicle safety generally, and research will not be done on the pickup trucks. The court ordered General Motors to pay plaintiffs' attorneys' fees and costs totaling approximately $28 million.

   The Louisiana Court of Appeal reversed the trial court's certification of the class (and, indirectly, its approval of the settlement) on the ground that the findings required to certify a class had not been made and remanded the case to the trial court for the required findings. The Louisiana Supreme Court denied review of that reversal. On January 20, 1999, the trial court made supplemental findings, recertified the settlement class, and reaffirmed its approval of the settlement. After the appeal time had run, over GM's objections, plaintiffs obtained an order from the trial court modifying certain express provisions of the approved settlement. Those changes are directly contrary to the order approving the settlement and two prior consent orders. GM appealed to the Louisiana Court of Appeal which granted a stay of the order modifying the settlement and ordered that the appeal be permitted. Certificates will not be issued until the appeal is concluded.

   There are also pending individual product liability claims and lawsuits involving allegations of defects in the design of such vehicles resulting in fuel-fed fires following side-impact collisions. GM intends to defend these cases vigorously.

                                           * * *

   On December 2, 1996, a purported class action, Alma Rose Rangel, et al. v. General Motors Corporation, was filed in District Court, Webb County, Texas, claiming that the Type III door latches used in approximately 40 million 1978 to 1986 model GM passenger cars and light trucks are defective. Plaintiffs allege breaches of express and implied warranties, negligence and gross negligence, and seek compensatory and punitive damages and attorneys' fees. No determination has been made that the case can proceed as a class action. GM has removed the case to the United States District Court, Southern District of Texas, Laredo Division, and intends to oppose certification of a class and defend the case vigorously. On February 27, 1998, Johnny McLain v. General Motors Corporation was filed in circuit Court, Walker County, Alabama. GM removed the case to the United States District Court, Northern District of Alabama, and moved to dismiss that case. On August 19, 1998, Thomas Haenish v. General Motors Corporation was filed in state court, Cook County, Illinois. GM removed the case to the United States District Court, Northern District of Illinois, and moved to dismiss the complaint. GM's motion was granted. The Judicial Panel on Multidistrict Litigation has granted GM's motion to consolidate such actions for coordinated pretrial proceedings and transferred the cases to a federal court in Chicago. GM intends to vigorously defend these cases. Separately, a petition to open a defect investigation of the Type III door latches was denied by the National Highway Safety Traffic Administration.

                                           * * *

   Nine separate putative class actions have been filed alleging defects in vehicle paint. Three of those cases have been dismissed. No determination has been made as to whether any of the six pending cases described below may proceed as a class action.





                                       I-7
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

   On March 24, 1995, a purported nationwide class action (Christian Amedee and Louis Fuxan v. General Motors Corporation, et al), was filed in the Civil District Court for the Parish of New Orleans, State of Louisiana, alleging that the paint or paint application process used by GM at several unspecified North American assembly plants was defective due to the omission of a surface layer primer, allegedly causing the paint to prematurely delaminate, deteriorate and peel. Plaintiffs seek unspecified compensatory damages, equitable relief, interest, costs and attorneys' fees.

     On April 8, 1998, the Corporation was served with a putative nationwide class action filed in the Circuit Court of Cook County, Illinois, Chancery Division (Craig Friedman, Robert Bengston and Debra Bengston v. General Motors Corporation). GM removed the case to Federal Court, where it is currently pending as Cherise Miller, Davie Carie and Donald Teringo v. General Motors Corporation. The named plaintiffs purport to represent a class of all persons who now or formerly owned or leased a 1990 through 1997 model year GM vehicle which was painted without a primer surface layer and which subsequently experienced peeling paint. Plaintiffs assert claims for violation of the Illinois Consumer Protection Act and misrepresentation by omission and seek unquantified compensatory damages, punitive damages, pre-judgment interest, costs and attorneys' fees.

   On or about July 6, 1998, the Corporation was served with a putative class action complaint filed in the Superior Court for the City and County of San Francisco, California (Eddie Glorioso v. General Motors Corporation). On or about July 23, 1998, the Corporation was served with a virtually identical complaint filed in the Superior Court for the County of Almeida, California (Scott Arnold v. General Motors Corporation). The two cases have been consolidated in San Francisco County where they have been stayed. The named plaintiffs purport to represent a class of all persons or entities resident in California which then or formerly owned or leased a 1985 through 1997 model year GM vehicle which was painted without a primer surface layer and which subsequently exhibited peeling or chipping of the paint. Each complaint asserts claims for breach of express warranty, violation of California's Song Beverly Consumer Warranty Act, and unfair competition and/or fraudulent business practices. Plaintiffs seek restitution of all amounts paid by class members for GM vehicles and/or disgorgement of related profits or revenues, equitable relief, actual damages, prejudgment interest, costs and attorneys' fees.

   On May 16, 1999, the Corporation was served with a putative class action filed in the Court of Common Pleas of Philadelphia County, Pennsylvania (Scott Haverdink v. General Motors Corporation). The named plaintiff purports to represent a class of Pennsylvania residents who purchased or leased model year 1985 through 1997 GM vehicles which have exhibited peeling paint and alleges that vehicles painted using an application process which omits a primer surface layer are inherently defective. The Complaint includes claims of breach of express warranty breach of contract and alleged violation of the Pennsylvania Unfair Trace Practices Consumer Protection Law.

   On June 2, 1999, a statement of claim against General Motors Corporation and General Motors of Canada Limited was filed in support of a putative class action in the Supreme Court of British Columbia (Darryl Oshanek v. General Motors Corporation). The named plaintiff purports to represent a class of consumers resident in British Columbia who purchased 1986 through 1997 model year GM vehicles which have experienced peeling paint and asserts a single count under British Columbia's Deceptive Trade Practices Act.

                                      * * *

   On July 9, 1999, a jury in a Los Angeles Superior Court in the matter of Anderson et. al, v. General Motors Corporation, returned a verdict of $4.9 billion against General Motors in a product liability lawsuit involving a post-collision, fuel fed fire in a 1979 Chevrolet Malibu. The initial jury award consisted of $102 million in compensatory damages and $4.8 billion in punitive damages. After trial, the trial court reduced the punitive damages to $1.1 billion.

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



                                       I-8
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

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

     GM believes that the design of the subject Chevrolet Malibu was not responsible for plaintiff's injuries, that numerous evidentiary and procedural reversible errors occurred at the trial and that as a matter of law, GM's conduct does not support any punitive damages. The trial court has entered an order which stays execution of the judgment pending resolution of all appeals by GM and has released the bond GM had posted for the punitive and compensatory damages, the cost of which was not material to the Corporation. GM will continue to vigorously pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.

                                      * * *

   Eleven purported class actions alleging that certain antilock braking systems on 1989 to 1996 light duty GM trucks are defective were consolidated by the Judicial Panel on Multidistrict Litigation for coordinated pretrial proceedings as In Re General Motors Anti-Lock Brake Products Liability Litigation, USDC, Eastern District of Missouri, Eastern Division. On June 11, 1997, GM's motion to dismiss the consolidated complaint was granted. The dismissal was affirmed by the court of appeals for the Eighth Circuit. Subsequently, Michael Siegel v. General Motors Corporation was filed in the Circuit Court of Cook County, Illinois. GM has removed the case to the federal court and a conditioned transfer order transferring it to the Multidistrict Court has been entered.

                                      * * *

     In October, 1994, a California jury awarded a total of approximately $90 million in damages against Hughes, which include approximately $10 million of actual damages and punitive damages of $40 million to each of two former Hughes employees, Lane (race discrimination/retaliation) and Villalpando (retaliation), based on claims of mistreatment and denials of promotions. The trial court granted Hughes' motion to set aside the verdicts because of insufficient evidence and ordered a new trial of the matter. On January 6, 1997, the Court of Appeal reversed the trial court's decision that had set aside the verdicts and ordered a new trial. The Court of Appeal also reinstated the jury verdicts, while reducing the two $40 million punitive damage awards to $5 million and approximately $3 million, resulting in an aggregate judgment of approximately $17 million. Hughes' petition for review by the California Supreme Court was granted in November, 1997. On March 6, 2000, the California Supreme Court reversed the judgment of the Court of Appeal, remanding the case with instructions to set aside the verdicts as to actual and punitive damages and affirming the order of the trial court to proceed with a new trial.

                                      * * *

   General Electric Capital Corporation (GECC) and DIRECTV, Inc. (DIRECTV) entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing, and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on its results of operations or financial position. Pretrial discovery is completed. No specific trial date has been set, but a trial may be held in 2000.

                                      * * *

                                       I-9
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

   In November 1996, Personalized Media Communications, Inc. (PMC) brought an International Trade Commission proceeding against DIRECTV, U.S. Satellite Broadcasting Company (USSB), Hughes Network Systems, and other manufacturers of receivers for the DIRECTV system to prevent importation of certain receivers manufactured in Mexico, alleging infringement of one of its patents. During 1997, the International Trade Commission held for DIRECTV and other respondents on all claims at issue, finding each to be invalid. PMC appealed these adverse rulings to the Court of Appeals for the Federal Circuit. During 1998, the Court of Appeals affirmed the lower court's holdings as to three of the claims, and remanded to the International Trade Commission for further deliberation on a remaining claim. PMC then moved for dismissal of the proceeding, which was granted, terminating the action. Also in 1996, PMC filed a related action in the U.S. District Court for the Northern District of California. This case has been stayed pending outcome of the International Trade Commission proceeding. The complaint alleges infringement and willful infringement of three PMC patents, and seeks unspecified damages, trebling of damages, an injunction, and attorneys' fees. Hughes denies that it engaged in acts of infringement of the asserted patents and intends to vigorously contest these claims.

                                      * * *

     There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. If Hughes were to enter into a settlement of this matter prior to the closing of The Boeing Company (Boeing) transaction (see Note 27 to the GM consolidated financial statements) that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its business. However, there can be no assurance as to such a favorable outcome.

                                      * * *

     In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor and the subsequent merger of that business with Raytheon
Company (Raytheon), the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. Disputes currently exist regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that the ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that Hughes has proposed.

                                      * * *

   On June 3, 1999, the National Rural Telecommunications Cooperative (NRTC) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together "DIRECTV") in the United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "DBS Agreement") with the NRTC. The DBS Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the DBS Agreement is to market and sell the former USSB programming as its agent and is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Agreement.

                                      I-10
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (concluded)

   On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV in which it alleges that DIRECTV has breached the agreement it has with NRTC. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations, in these matters and plans to vigorously defend itself against these claims.

   Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in United States District Court in Los Angeles. The plaintiffs allege, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs plead that their rights and damages are derivative of the rights and claims asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also allege that DIRECTV has interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. DIRECTV denies that it has wrongly interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached in the NRTC and Pegasus litigation that could be material to Hughes' results of operations or financial position.

                                      * * *

     EchoStar Communications Corporation and others commenced an action in the United States District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems, and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.

                                      * * *

   (b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 1999, or subsequent thereto, but before the filing of this report are summarized below:

   With  respect  to  the  previously   reported  action   commenced  by  Comsat
Corporation (Comsat) on or about October 25, 1996 against PanAmSat Corporation (PanAmSat), such action has been dismissed without prejudice.

                                      * * *

   With respect to the previously reported suits challenging GM's split-off of Electronic Data Systems Corporation (EDS), i.e., Stephen A. Solomon v. General Motors Corporation, et al and TRV Holding Company v. General Motors Corporation et al, filed in Delaware Chancery Court on May 13 and 18, 1994, respectively, and Ward et al, as Trustees for the Eisenberg Children's Irrevocable Trust II v. General Motors Corporation, et al, filed in Delaware Chancery Court on November 15, 1995, the Supreme Court of the State of Delaware has affirmed the final judgment of the Court of Chancery dismissing all of the consolidated Class E stockholder class actions and stockholder derivative actions. All Class E stockholder litigation is now concluded.


                                   * * * * * *



ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE










                                      I-11
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant at February 29, 2000 and their positions and offices with the Registrant on that date are as follows:

Name and (Age)                                 Positions and Offices
--------------                      -------------------------------------------

John F. Smith, Jr. (61)             Chairman of the Board;
                                       Chief Executive Officer;
                                       Member, Investment Funds Committee

Harry J. Pearce (57)                Vice Chairman of the Board

G. Richard Wagoner, Jr. (47)        President and Chief Operating Officer

J. Michael Losh (53)                Executive Vice President; Chief Financial
                                       Officer

Louis R. Hughes (51)                Executive Vice President; New Business
                                       Strategies

Ronald L. Zarrella (50)             Executive Vice President; President,
                                       GM North America

John D. Finnegan (51)               Executive Vice President; President, GMAC

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

   Mr. Harry J. Pearce has been associated with General Motors since 1985. In May 1987, he was elected Vice President and General Counsel of General Motors. Effective November 1992, he was elected Executive Vice President of General Motors with responsibility for the Legal Staff, Industry-Government Relations, Environmental and Energy, Worldwide Economics, Electronic Data Systems
Corporation and GM Hughes Electronics Corporation (now Hughes Electronics Corporation). In July 1994, he assumed responsibility for GM's Strategic Decision Center, Corporate Communications, Allison Transmission Division, Electro-Motive Division (now GM Locomotive Group), Corporate Relations, Worldwide Executive Compensation and Corporate Governance, and the Business Support Group. He remained General Counsel through August 1, 1994. Effective January 1996, Mr. Pearce was elected a director and became Vice Chairman of the Board of Directors and assumed responsibility for Information System Services. In 1997 he assumed responsibility for the Enterprise Activities Group and Global Human Resources and GM University.

   Mr. G. Richard Wagoner, Jr. has been associated with General Motors since 1977. He was elected Vice President in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected President and Managing Director of General Motors do Brasil. Effective November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors. In July 1994, he was named President of North American Operations. In October 1998, he was elected a director, President and Chief Operating Officer of General Motors.

   Mr. J. Michael Losh has been associated with General Motors since 1964. In July 1984, he was elected Vice President of General Motors and General Manager of Pontiac Division. He was named General Manager of Oldsmobile Division in June 1989. Effective May 1992, he was elected Group Executive in charge of North American Vehicle Sales, Service, and Marketing. In July 1994, he was elected Executive Vice President and Chief Financial Officer of General Motors.

   Mr. Louis R. Hughes has been associated with General Motors since 1966. In April 1989, he was elected Chairman and Managing Director of Adam Opel AG. He was elected President of General Motors Europe and Vice President and Group Executive of General Motors in April 1992. Effective November 1992, he was elected Executive Vice President, in charge of International Operations of General Motors. In September 1994, he was named Executive Vice President and President of International Operations. In October, 1998 he was elected Executive Vice President, New Business Strategies.

   Mr. Ronald L. Zarrella has been associated with General Motors since 1994. In December 1994, he was elected Vice President of General Motors and Group Executive in charge of GM's North American Vehicle Sales, Service and Marketing Group. In October 1998, he was elected Executive Vice President of General Motors and President of General Motors North America.

   Mr. John D. Finnegan has been associated with General Motors since 1976. In 1992, he was elected as Executive Vice President and Chief Financial Officer of General Motors Acceptance Corporation. During 1994, he added the responsibilities of Chairman and President of GMAC Mortgage Corporation. Effective December 1995, he was named Vice President and Treasurer of General Motors. In November 1997, he was elected Vice President and Group Executive of General Motors and President of General Motors Acceptance Corporation. Effective May 1999, he was elected Chairman of General Motors Acceptance Corporation and Executive Vice President of General Motors.











                                      I-13

                                     PART II
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     General Motor's (GM's) common stocks are listed on the stock exchanges specified on the cover page of this Form 10-K under the trading symbols (GM) and
(GMH). GM's Dividend Policy is described in Note 20 to the GM Consolidated Financial Statements in Part II. As of December 31, 1999, there were 499,809 holders of record of $1-2/3 par value common stock and 192,866 holders of record of GM Class H common stock. As of December 31, 1998, there were 525,583 holders of record of $1-2/3 par value common stock and 205,904 holders of record of GM Class H common stock. The following table sets forth the high and low sale prices of GM's common stocks as reported on the composite tape and the quarterly dividends declared for the last two years, not adjusted to account for the spin-off of Delphi which occurred during the second quarter of 1999.

                                                   1999   Quarters
                                        ----------------------------------------
                                        1st         2nd         3rd         4th
Cash dividends per share of
  common stocks
    $1-2/3 par value                   $0.50        $0.50       $0.50      $0.50
    Class H                              $-           $-          $-         $-

Price range of common stocks
  $1-2/3 par value (1): High          $93.88       $94.88      $72.44     $79.06
                        Low           $69.19       $61.06      $59.75     $60.69
  Class H (1):          High          $53.00       $63.88      $62.44     $97.63
                        Low           $38.50       $48.94      $48.75     $55.94


                                                   1998   Quarters
                                        ----------------------------------------
                                        1st         2nd         3rd         4th
Cash dividends per share of
  common stocks
    $1-2/3 par value                   $0.50        $0.50       $0.50      $0.50
    Class H                               $-          $-          $-         $-

Price range of common stocks
  $1-2/3 par value (1): High          $74.25       $76.69      $74.75     $74.94
                        Low           $55.06       $66.13      $54.44     $47.06
  Class H (1):          High          $48.00       $57.88      $50.81     $42.38
                        Low           $31.50       $42.75      $35.00     $30.38


------------------
(1)The principal market is the New York Stock Exchange, and prices are based on the Composite Tape. $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange.


















                                      II-1


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Unaudited)

                                            Years Ended December 31
                                            -----------------------
                                  1999      1998     1997      1996     1995
                                  ----      ----     ----      ----     ----
                                 (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues  $176,558  $155,445 $172,580  $158,281 $154,954
Income from continuing
  operations before
  cumulative effect of
  accounting changes            $5,576    $3,049   $6,483    $4,100   $4,726
Income (loss) from
  discontinued operations          426       (93)     215       863    2,207
Cumulative effect of
  accounting changes                 -         -        -         -      (52)(1)
                              --------  -------- --------  --------  -------
  Net income                    $6,002    $2,956   $6,698    $4,963   $6,881
                                 =====     =====    =====     =====    =====

$1-2/3 par value common stock
  Basic earnings per share
    (EPS) from
    continuing operations        $8.70     $4.40    $8.52     $5.08    $5.57
  Basic earnings (loss)
    per share from
    discontinued operations      $0.66    $(0.14)   $0.18     $0.98    $1.71
  Diluted EPS from
    continuing operations        $8.53     $4.32    $8.45     $5.04    $5.52
  Diluted earnings (loss)
    per share from
    discontinued operations      $0.65    $(0.14)   $0.17     $0.98    $1.69
  Cash dividends declared
    per share                    $2.00     $2.00    $2.00     $1.60    $1.10

Class H common stock (3)
  Basic EPS from continuing
    operations                    $  -      $  -    $2.30     $1.83    $1.39
  Basic EPS from discontinued
    operations                    $  -      $  -    $0.87     $1.05    $1.38
  Diluted EPS from continuing
    operations                    $  -      $  -    $2.30     $1.83    $1.39
  Diluted EPS from discontinued
    operations                    $  -      $  -    $0.87     $1.05    $1.38
  Cash dividends declared
    per share                     $  -      $  -    $1.00     $0.96    $0.92

Class H common stock (4)
  Basic (loss) earnings
    per share from
    continuing operations       $(0.77)    $0.68    $0.02      $  -     $  -
  Diluted (loss) earnings
    per share from
    continuing operations       $(0.77)    $0.68    $0.02      $  -     $  -
  Cash dividends declared
    per share                     $  -      $  -     $  -      $  -     $  -

Class E common stock
  Basic EPS from discontinued
    operations                    $  -      $  -     $  -     $0.04    $1.96
  Diluted EPS from discontinued
    operations                    $  -      $  -     $  -     $0.04    $1.96
  Cash dividends declared
    per share                     $  -      $  -     $  -     $0.30    $0.52

Total assets                  $274,730  $246,688 $221,767  $216,965 $209,520
Long-term debt (2)              $7,415    $7,118   $5,669    $5,352   $4,100
GM-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts                        $218      $220     $222      $  -     $  -
Stockholders' equity           $20,644   $15,052  $17,584   $23,413  $23,310

-------------------
Reference should be made to the notes to GM's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)GM adopted the provisions of the EITF consensus on Issue No. 95-1, effective January 1, 1995, which resulted in an unfavorable cumulative effect of $52 million after-tax or $0.07 diluted loss per share of $1-2/3 par value common stock.
(2)Calculated from Automotive, Communications Services, and Other Operations only.
(3)Prior to its recapitalization on December 17, 1997.
(4)Subsequent to its recapitalization on December 17, 1997.

                                   * * * * * *



                                      II-2

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 1999, included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 1999, and related Hughes Annual Report on Form 10-K filed separately with the Securities and Exchange Commission (SEC); and the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 1999, filed separately with the SEC. The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for all periods presented (see Note 2 to the GM consolidated financial statements). Hughes, prior to the December 17, 1997 restructuring of the company, is hereinafter referred to as "former Hughes," and Hughes, subsequent to the December 17, 1997 restructuring of the company, is hereinafter referred to as "Hughes." All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate supplemental consolidating financial information for the following businesses: Automotive, Communications Services, and Other Operations, and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

   - GM Automotive (GMA) is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM). GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates:
      Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP, and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac.
   - Hughes includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks.
   - The Other segment includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, and certain non-segment specific revenues and expenditures.

   GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle, and homeowners' insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities operating in Canada, Germany, and Brazil which are not associated with GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the Automotive, Communications Services, and Other Operations' Other segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

RESULTS OF OPERATIONS

   In 1999, GM's consolidated income from continuing operations totaled $5.6 billion or $8.53 per share of $1-2/3 par value common stock, compared with $3.0 billion or $4.32 per share of $1-2/3 par value common stock and $6.5 billion or $8.45 per share of $1-2/3 par value common stock in 1998 and 1997, respectively.
   The 1999 financial results were impacted by net charges of $110 million after-tax, or $0.09 per share of $1-2/3 par value common stock, which included an increase to income of $553 million after-tax, or $0.84 per share of $1-2/3 par value common stock, related to the reversal of a liability for benefits payable to excess U.S. hourly employees (see below and Note 4 to the GM consolidated financial statements); a charge of $408 million after-tax, or $0.62 per share of $1-2/3 par value common stock, related to the benefit increase granted to hourly retirees in connection with the United Auto Workers (UAW) agreement (GM expenses this benefit in the period that the contract with the UAW is ratified; see GMA Financial Review below for more information); a charge of $165 million after-tax, or $0.17 per share of $1-2/3 par value common stock and $0.39 per share of GM Class H common stock, related to Hughes' decision to discontinue certain of its wireless manufacturing operations at Hughes Network Systems (HNS); and a charge of $90 million after-tax, or $0.14 per share of $1-2/3 par value common stock, related to a U.S. salaried early retirement program (approximately 1,700 people elected participation in this program). Excluding the impact of these special items, income from continuing operations was $5.7 billion or $8.62 per share of $1-2/3 par value common stock.
                                      II-3
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS (concluded)

   The 1998 financial results were impacted by charges of $272 million of special items, which included $228 million after-tax, or $0.34 per share of $1-2/3 par value common stock, resulting from GM's 1998 competitiveness studies (see Competitiveness Studies below and Note 3 to the GM consolidated financial statements) and $44 million after-tax, or $0.06 per share of $1-2/3 par value common stock, related to work schedule modifications at Opel Belgium. Additionally, the 1997 financial results were impacted by two significant items: a $4.3 billion tax-free gain, or $5.87 per share of $1-2/3 par value common stock, resulting from the December 17, 1997 completion of the strategic restructuring of former Hughes (see Hughes Financial Review); and charges of $3.2 billion after-tax, or $4.36 per share of $1-2/3 par value common stock, resulting from GM's 1997 competitiveness studies (see Competitiveness Studies). Excluding the impact of these and other special items of $476 million in income for 1997, income from continuing operations was $3.3 billion, or $4.72 per share of $1-2/3 par value common stock and $4.9 billion, or $6.40 per share of $1-2/3 par value common stock for 1998 and 1997, respectively.
   On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) which was completed on May 28,1999 and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for 1999, including the income from discontinued operations totaled $6.0 billion or $9.18 per share of $1-2/3 par value common stock compared with income of $3.0 billion or $4.18 per share of $1-2/3 par value common stock and income of $6.7 billion or $8.62 per share of $1-2/3 par value common stock in 1998 and 1997, respectively. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements. For information regarding the effect of current year acquisitions, refer to Note 23 to the GM consolidated financial statements.

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Highlights of financial performance by GM's Automotive, Communications Services, and Other Operations business were as follows for the years ended December 31, (in millions):

                                        1999        1998        1997
                                        ----        ----        ----
Total net sales and revenues
GMA                                 $146,056    $129,054    $137,675
Hughes                                 7,594       6,095       5,624
Other                                  2,457       2,012      12,796
                                     -------   ---------    --------
  Total net sales and revenues      $156,107    $137,161    $156,095
                                     =======     =======     =======

Net income (loss)
GMA                                   $4,981      $1,634        $449
Hughes (1)                              (270)        272         471
Other                                   (669)       (279)      4,245
                                      ------       -----       -----
  Income from continuing operations    4,042       1,627       5,165
Discontinued operations                  426         (93)        215
                                      ------     -------      ------
  Net income                          $4,468      $1,534      $5,380
                                       =====       =====       =====

(1)Excludes amortization of GM purchase accounting adjustments of $21 million in each of the years related to GM's acquisition of Hughes Aircraft Company
   (HAC) in 1985. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

   The amounts above and the GMA and Hughes Financial Reviews that are presented on pages II-5 through II-11 reflect the change in GM's organizational structure resulting from the 1997 restructuring of former Hughes. As such, the 1997 amounts for Hughes exclude Delco and Hughes Defense and for Other include Hughes Defense.














                                      II-4
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights

                                          Year Ended December 31,
                                          -----------------------
                                        1999        1998        1997
                                       -----       ------      ------
                                               (Dollars in Millions)
GMNA
Total net sales and revenues        $115,132     $96,497    $102,628
                                     -------      ------     -------

Pre-tax income (loss)                  7,192       2,409        (249)
Income tax expense (benefit)           2,339         787        (272)
Earnings/(losses) of nonconsolidated
  associates and minority interests      (31)         13         (35)
                                      ------     -------          --
GMNA income (loss)                    $4,822      $1,635        $(12)
                                       =====       =====          ==


GME
Total net sales and revenues         $26,225     $25,840     $24,918
                                      ------      ------      ------

Pre-tax income                           642         740         256
Income tax expense                       220         319         121
Earnings/(losses) of nonconsolidated
  associates and minority interests        1          (2)       (152)
                                        ----       -----         ---
GME income (loss)                       $423        $419        $(17)
                                         ===         ===          ==


GMLAAM
Total net sales and revenues          $4,709      $7,553      $8,784
                                       -----       -----       -----

Pre-tax (loss) income                   (266)       (471)        536
Income tax (benefit) expense            (156)       (213)         43
Earnings/(losses) of nonconsolidated
  associates and minority interests       29          83         174
                                          --        ----         ---
GMLAAM (loss) income                    $(81)      $(175)       $667
                                          ==         ===         ===


GMAP
Total net sales and revenues          $3,187      $3,044      $3,138
                                       -----       -----       -----

Pre-tax loss                             (76)        (82)       (235)
Income tax (benefit) expense              (7)          9         (29)
Earnings/(losses) of nonconsolidated
  associates and minority interests     (149)       (152)         34
                                         ---         ---        ----
GMAP loss                              $(218)      $(243)      $(172)
                                         ===         ===         ===



GMA (1)
Total net sales and revenues        $146,056    $129,054    $137,675
                                     -------     -------     -------

Pre-tax income                         7,548       2,594         279
Income tax expense (benefit)           2,418         902        (149)
Earnings/(losses) of nonconsolidated
  associates and minority interests     (149)        (58)         21
                                      ------     -------        ----
GMA income                            $4,981      $1,634        $449
                                       =====       =====         ===


-----------------
(1) GMA's results include eliminations of transactions among GMNA, GME, GMLAAM, GMAP.













                                      II-5
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                                       Years Ended December 31,
                                                       ------------------------
                                  1999                        1998                          1997
                                  ----                        ----                          ----
                                        GM as                         GM as                         GM as
                                        a % of                        a % of                        a % of
                      Industry    GM    Industry    Industry    GM    Industry    Industry    GM    Industry
                      --------    --    --------    --------    --    --------    --------    --    --------
                                                         (Units in Thousands)
United States
  Cars                 8,700     2,591    29.8%      8,141     2,456   30.2%        8,273    2,689    32.5%
  Trucks               8,719     2,426    27.8%      7,825     2,148   27.4%        7,228    2,077    28.7%
                      ------     -----              ------     -----               ------    -----
  Total United States 17,419     5,017    28.8%     15,966     4,604   28.8%       15,501    4,766    30.7%
Canada, Mexico
  and Other            2,549       689    27.0%      2,406       639   26.6%        2,196      629    28.6%
                      ------     -----              ------     -----               ------    -----

  Total GMNA          19,968     5,706    28.6%     18,372     5,243   28.5%       17,697    5,395    30.5%
  GME                 20,138     1,979     9.8%     19,200     1,849    9.6%       18,099    1,833    10.1%
  GMLAAM               3,231       536    16.6%      4,164       654   15.7%        4,383      744    17.0%
  GMAP                11,610       457     3.9%     10,945       452    4.1%       13,366      593     4.4%
                      ------     -----              ------     -----               ------   ------
Total Worldwide       54,947     8,678    15.8%     52,681     8,198   15.6%       53,545    8,565    16.0%


                                                Years Ended December 31,
                                                ------------------------
                                               1999         1998     1997
                                               ----         ----     ----
                                                   (Units in Thousands)
Wholesale Sales

GMNA
  Cars                                        2,992        2,731    3,095
  Trucks                                      2,882        2,340    2,454
                                              -----        -----    -----
    Total GMNA                                5,874        5,071    5,549
                                              -----        -----    -----
GME
  Cars                                        1,824        1,764    1,708
  Trucks                                        144          118      142
                                             ------       ------   ------
    Total GME                                 1,968        1,882    1,850
                                              -----        -----    -----
GMLAAM
  Cars                                          350          404      495
  Trucks                                        173          248      290
                                                ---          ---      ---
    Total GMLAAM                                523          652      785
                                                ---          ---      ---
GMAP
  Cars                                          162          202      176
  Trucks                                        259          217      416
                                                ---          ---      ---
    Total GMAP                                  421          419      592
                                                ---          ---      ---

Total Worldwide                               8,786        8,024    8,776
                                              =====        =====    =====


GMA Financial Review

   GMA's income was $5.0 billion, $1.6 billion, and $449 million for 1999, 1998, and 1997, respectively. GMA's 1999 results included $257 million of special items which consist of the previously mentioned increase to income of $553 million after-tax related to the reversal of a liability for benefits payable to excess U.S. hourly employees (see below and Note 4 to the GM consolidated financial statements); a charge of $257 million after-tax related to the previously mentioned benefit increase granted to hourly retirees in connection with the UAW agreement; and a charge of $39 million after-tax related to the U.S. salaried early retirement program referred to previously. All of the previously mentioned 1998 special items totaling $272 million after-tax related to GMA's 1998 results. GMA's portion of the 1997 special items included a charge of $3.0 billion after-tax related to the 1997 competitiveness studies and an increase to income of $158 million after-tax related to the previously mentioned other 1997 special items. Excluding these special items, GMA's income was $4.7 billion or 3.2% of total net sales and revenues, $1.9 billion or 1.5% of total net sales and revenues, and $3.3 billion or 2.4% of total net sales and revenues for 1999, 1998, and 1997, respectively. The increase in 1999 income and net margin (excluding the special items) was primarily due to continued improvement in the profitability of new vehicles, higher production volumes at GMNA compared with the prior year when work stoppages at two component plants in Flint, Michigan halted production of wholesale units at 26 of 29 assembly plants in North America, and lower material costs.





                                      II-6
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (continued)

   The decrease in 1998 income compared to 1997 (excluding the special items) was primarily due to lower production volumes at GMNA resulting from the work stoppages mentioned above, higher retail incentives, and the economic downturn throughout Latin America, partially offset by material, engineering, and structural cost savings.
   GMA's net sales and revenues for 1999 were $146.1 billion, which represented an increase of $17.0 billion compared with 1998. The increase was largely due to increases in wholesale sales volumes of 762,000 units from the prior year which were primarily due to the 1998 GMNA work stoppages previously mentioned. Total net sales and revenues for 1998 were $129.1 billion, which represented a decrease of $8.6 billion compared with 1997. The decrease was primarily due to a lower number of wholesale units sold as a result of the previously mentioned work stoppages and the economic downturn throughout Latin America.
   GMA's worldwide vehicle deliveries were approximately 8,678,000, which represented a market share of 15.8% for 1999, compared with approximately
8,198,000 deliveries and a 15.6% market share and approximately 8,565,000 deliveries and a 16.0% market share for 1998 and 1997, respectively. GMNA's 1999 market share was 28.6% compared with 28.5% and 30.5% for 1998 and 1997, respectively.
   GM is currently  negotiating  an agreement  (which was  announced in November
1999) with Commerce One, a recognized leader in business-to-business electronic procurement solutions, for development of an automotive focused e-commerce marketsite called the GM TradeXchange. In connection with this agreement, GM, Ford Motor Company, and DaimlerChrysler Corporation jointly announced on February 25, 2000 that they are planning to combine their efforts to form a business-to-business integrated supplier exchange through a single global portal. This venture will create the world's largest virtual marketplace. The new enterprise will offer open participation to all auto manufacturers around the world, and their respective market of suppliers, partners, and dealers. Eventually, this marketplace could be expanded to encompass other industries. The three automakers plan to have equal ownership in the new venture which would operate as a separate independent business. A definitive agreement for the venture is expected to be reached during the first quarter of 2000, subject to appropriate governmental and other approvals. Until then, all services currently associated with the existing exchange will continue to be offered.
   GMNA reported income of $4.8 billion for 1999 compared with income of $1.6 billion and a loss of $12 million for 1998 and 1997, respectively. GMNA's 1999 results were impacted by all of the 1999 special items referred to above relating to GMA. GMNA's portion of the 1998 and 1997 special items included a charge of $80 million after-tax related to the 1998 competitiveness studies and a charge of approximately $2.4 billion after-tax related to the 1997 competitiveness studies. Excluding these special items, GMNA's income was $4.6 billion, $1.7 billion, and $2.4 billion for 1999, 1998, and 1997, respectively. The improvement in 1999 income from 1998 (excluding the special items) was primarily due to the prior year's work stoppages, higher wholesale sales volumes, continued improvement in the cost and profitability of new vehicles, lower material costs, and reduced warranty expense resulting from improved quality. This improvement was partially offset by increased manufacturing costs and pre-production and launch costs associated with the new LeSabre, Impala, Monte Carlo, Saturn LS, DeVille, Aurora, Tahoe, Suburban, Yukon, and Yukon XL models as well as increased engineering costs for further innovation in GM's portfolio. Net price was unfavorable for 1999 at (0.3)% year-over-year. Net price comprehends the percent increase/decrease a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period.
   The decrease in GMNA income for 1998 compared to 1997 (excluding the special items) was primarily due to the previously discussed work stoppages, minimized by strong cost performance which more than offset price reductions driven by competitive market pressures. The 1998 cost performance resulted from quality initiatives, material performance, and reduced structural cost.
   The 1999 UAW labor contract was ratified on October 13, 1999, covering a four-year term from 1999-2003. The contract included an annual salary increase of 3% per year, an up-front signing bonus of $1,350 per UAW employee which will be amortized evenly over the life of the contract, and pension benefit increases. In addition, retiree benefit increases include lump sum payments and a $1.25 monthly benefit increase per year of service. The retiree lump sum payments resulted in the previously mentioned charge against GM's 1999 fourth quarter earnings of approximately $408 million after-tax (of which $151 million was allocated to GM's Other segment). The other pension benefit increases will be paid out of plan assets.
   The 1999 contract includes job security and sourcing provisions containing an employment floor set at 95% of 1996 employment levels in the event of net outsourcing. It also requires a level of attrition replacement based on a 1999 benchmark minimum employment level, which is reduced by 5% over the life of the contract.
   The 1999 Canadian Auto Workers (CAW) labor agreement was ratified on October 24,1999, covering a three-year term from 1999-2002. The contract included an annual salary increase of 3% per year and an up-front signing bonus of $1,000 Canadian (approximately $679 at the December 31, 1999 exchange rate) per active CAW employee, which will be amortized evenly over the life of the contract. In addition, hourly actives and retirees were granted pension benefit increases to be paid out of plan assets. The 1999 labor agreement continues to provide flexibility to cut costs and streamline operations.



                                      II-7
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (continued)

   In the past, GM recorded liabilities for termination and other postemployment benefits to be paid pursuant to union or other contractual agreements in connection with closed plants in North America. As of December 31, 1998, the total of these liabilities represented approximately 5,500 employees and totaled approximately $1.3 billion. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.
   There were four factors that occurred in 1999 which significantly changed the assumptions previously used in measuring these liabilities: a stronger than expected U.S. vehicle market; a renewed and strengthened relationship between GM and the UAW; higher than expected levels of attrition at Delphi following the 1999 separation of Delphi from GM; and changes to the National Labor Agreement between GM and the UAW, which was ratified in October 1999.
   GM's redeployment assumptions (forecast of excess U.S. hourly employees) are used to evaluate the postemployment benefits liabilities. These assumptions are largely dependent on its forecast for U.S. vehicle production. Due to the unanticipated sustained strength in the U.S. economy, which resulted in 17.4 million units produced in the U.S. in 1999, GM increased its 1999 production, which created unanticipated demand for U.S. hourly employees.
   GM's relationship with the UAW is also a key factor in determining redeployment assumptions. On May 28, 1999, GM successfully completed the separation of Delphi and, subsequently, in October 1999 negotiated a new national labor agreement with the UAW, without any work stoppage.
   The Delphi separation from GM also had a significant impact on GM's redeployment assumptions. The separation of Delphi resulted in approximately 14,000 Delphi U.S. hourly employees electing retirement in order to take advantage of provisions allowing them to retire under GM's retirement program until January 1, 2000. The high level of retirements created a shortage of hourly employees at Delphi, which allowed GM to place excess employees from its closed plants into positions at Delphi plants, and limited the number of Delphi employees who could elect to return to open positions at GM.
   The 1999 UAW-GM National Agreement, ratified in October 1999, changed GM's ability to place excess employees from closed plants into open positions at other plants. This change has enabled GM to place workers from closed plants much more quickly than GM management had expected and more quickly than past experience.
   As a result of these factors, in the fourth quarter of 1999, GM reversed postemployment benefits liabilities for employees at closed plants through an adjustment to cost of sales totaling approximately $892 million ($553 million after-tax, or $0.84 earnings per share of $1-2/3 par value common stock). The 1999 adjustment of postemployment benefit costs reflects the decrease in the number of excess employees at December 31, 1999, as compared with December 31, 1998, as well as a shortened duration of benefit payments based on current redeployment assumptions. The remaining liability for postemployment benefits as of December 31, 1999 totals approximately $295 million, representing approximately 2,700 employees, of which approximately $222 million is expected to be paid out in cash over the next three years. The following table summarizes the activity from December 31, 1998 through December 31, 1999 for this liability (dollar amounts in 000's):





                   December 31, 1998         1999 Activity               December 31, 1999
                   -----------------         -------------               -----------------
    Closed          Excess                       Interest                         Excess
     Plant         Employees  Balance   Spending Accretion Adjustment    Balance Employees
     -----         ---------  -------   -----------------------------    -----------------


   Buick City/
     Flint V-6 (1)   2,123   $537,005   $(55,945) $29,378 $(460,219)     $50,219      403
   Kalamazoo         1,254    228,602    (44,923)  12,133  (152,348)      43,464      459
   Flint V-8           876    223,516    (30,106)  11,450  (154,201)      50,659      659
   Van Nuys            396    156,298    (17,425)   7,934   (50,548)      96,259      366
   Tarrytown            79     29,803     (3,351)   1,526   (22,192)       5,786       61
   Framingham           99     20,826     (1,689)   1,150    (3,795)      16,492       91
   Danville             47     18,091     (1,627)     900   (13,710)       3,654       16
   Other               658     72,925    (12,768)   3,235   (35,092)      28,300      615
                    ------ ----------  ---------  -------  --------     --------    -----
     Total           5,532 $1,287,066  $(167,834) $67,706 $(892,105)    $294,833    2,670
                     =====  =========    =======   ======   =======      =======    =====

   (1)The reduction in excess employees at the Buick City assembly and Flint V-6 engine plants was a result of redeployment to other GM and Delphi plants (1,239) and retirement (481).









                                      II-8
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GME reported income of $423 million for 1999 compared with income of $419 million and a loss of $17 million for 1998 and 1997, respectively. GME's 1998 results included after-tax charges of $44 million related to work schedule modifications at Opel Belgium. GME's portion of the previously mentioned other special items in 1997 included after-tax increases to income of $103 million related to the sale of GME's interest in Avis Europe and $55 million related to a settlement agreement with Volkswagen A.G. Additionally, 1997 results included after-tax charges of $488 million related to the 1997 competitiveness studies. Excluding GME special items in 1998 and 1997, GME's income was $463 million and $313 million for 1998 and 1997, respectively. The decrease in GME's 1999 income from 1998 (excluding the 1998 special items) was primarily due to increasing competitive pricing pressure, and increased engineering expense associated with the model year 2000 mid-life cycle enhancements for the Vectra and Omega and the new model year 2001 Corsa. These decreases were partially offset by continued material cost improvements as a result of GM's global purchasing efforts as well as improved manufacturing performance. The increase in 1998 earnings compared to 1997 (excluding the special items) was primarily due to savings on material costs and policy and warranty spending, as well as lower equity losses from Saab Automobile A.B.
   During 1999, the European parliament began consideration of legislation regarding end-of-life vehicles and the responsibility of manufacturers of such vehicles for dismantling and recycling vehicles they have sold. GME is currently assessing the impact of this potential legislation on their results of operations and financial position.
   GMLAAM reported a loss of $81 million for 1999 compared with a loss of $175 million and income of $667 million for 1998 and 1997, respectively. Excluding $51 million of after-tax charges related to the 1998 competitiveness studies, GMLAAM's losses were $124 million in 1998. The decrease in 1999 losses compared to 1998 (excluding the special items) was primarily due to nominal price increases and reduced structural costs (reducing employee and production costs), partially offset by lower industry volumes due to the economic crisis throughout Latin America and increased material and freight costs driven by GM do Brasil's and its suppliers' exposure to hard currencies. The decrease in 1998 earnings compared to 1997 (excluding the special items) was primarily due to the economic downturn throughout Latin America and higher incentive costs. In 1999, GMLAAM reduced employment levels by approximately 4% in an effort to resize operations to current conditions in addition to the approximate 11% reduction accomplished in 1998. Capital spending has also been greatly reduced to conserve cash in the region. Going forward, Latin America should continue its slow but steady recovery from this economic crisis in the region.
   GMAP reported a loss of $218 million in 1999 compared with losses of $243 million and $172 million for 1998 and 1997, respectively. Excluding $97 million and $170 million of after-tax competitiveness studies charges, GMAP's losses were $146 million and $2 million for 1998 and 1997, respectively. Increased losses for 1999 compared to 1998 (excluding the special items) were primarily due to start-up costs in the region and equity losses at Isuzu due to the economic downturn in Asia, partially offset by continued strong performance in Australia and earnings improvements at Shanghai GM. Increased losses from 1997 to 1998 (excluding the special items) were also attributable to equity losses at Isuzu due to the economic downturn in Asia and spending associated with GMAP's growth strategy.
   GMA's effective income tax (credit) rate for 1999 was 32.0% compared with 34.8% and (53.4)% for 1998 and 1997, respectively. Excluding the previously mentioned special items, the effective income tax rates for 1999, 1998, and 1997 were 31.7%, 34.7%, and 32.6%, respectively.

Hughes Financial Highlights

                                              Years Ended December 31,
                                          ---------------------------------
                                           1999        1998         1997(1)
                                          ------       ----         ----
                                  (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues              $7,594        $6,095       $5,624
                                           -----         -----        -----
Pre-tax (loss) income                       (328)          310          734
Income tax (benefit) expense                (194)          (45)         237
Minority interests                            32            24           25
Losses of nonconsolidated associates        (189)         (128)         (72)
                                             ---           ---         ----
    Net (loss) income                      $(291)         $251         $450
                                             ===           ===          ===

   (Losses) earnings used for
    computation of Available
    Separate Consolidated Net Income (2)   $(321)         $272         $471

   (Losses) earnings per
    share attributable
    to Class H common stock (3)           $(0.77)        $0.68        $1.18

------------
See notes on the following page.




                                      II-9
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Highlights (concluded)

(1)The 1997 amounts relate only to the telecommunications and space business of former Hughes to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. See further discussion of Hughes Transactions below.
(2)Excludes amortization of GM purchase accounting adjustments of $21 million in each of the years related to GM's acquisition of HAC in 1985. Includes accrued preferred stock dividends of $51 million in 1999.
(3)For 1997,  earnings  per share  attributable  to GM Class H common  stock are presented on a pro forma basis. Prior to the Hughes Transactions, such amounts were calculated based on the financial performance of former Hughes. Since the financial highlights for 1997 relate only to the telecommunications and space business of former Hughes, they do not reflect the earnings per share attributable to the former GM Class H common stock on a historical basis. The pro forma presentation, therefore, presents the financial results which would have been achieved for 1997 relative to the GM Class H common stock based solely on the performance of the telecommunications and space business of former Hughes. See Hughes Financial Review for further discussion.

Hughes Financial Review

   On December 17, 1997, GM and former Hughes completed a series of transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes (consisting of the defense electronics, automotive electronics, and telecommunications and space businesses). The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of GM's $1-2/3 par value and Class H common stocks, the transfer of Delco from former Hughes to Delphi, and the recapitalization of Class H common stock into a new GM tracking stock, GM Class H common stock, that is linked to the remaining telecommunications and space businesses of Hughes. The Hughes Transactions were followed immediately by the merger of Hughes Defense with Raytheon Company. The 1997 financial information presented for Hughes relates only to the telecommunications and space businesses of former Hughes.
   Total net sales and revenues increased to $7.6 billion in 1999, compared with $6.1 billion in 1998 and $5.6 billion in 1997. The DIRECTV businesses were the primary contributors to the growth in revenues for 1999. This was a result of a significant increase in subscribers in both the U.S. and Latin America and additional revenues for the U.S. DIRECTV businesses from the PRIMESTAR and U.S. Satellite Broadcasting Company (USSB) acquisitions. Also contributing to the growth in 1999 revenues were increased sales of DIRECTV receiver equipment and a $155 million pre-tax gain that resulted from the settlement of a patent infringement case. The 1999 revenue growth was partially offset by decreased revenues at the satellite systems manufacturing businesses which was principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased development costs and schedule delays on several new product lines, decreased activity associated with a contract with ICO Global Communications, and a decrease in interest income due to a decrease in cash and cash equivalents. The 1998 increase from 1997 was primarily due to subscriber growth at the U.S. DIRECTV businesses, an increase at PanAmSat Corporation (PanAmSat) resulting primarily from the May 1997 PanAmSat merger and increased operating lease revenues for video, data, and Internet-related services, higher commercial satellite sales, and higher sales of DIRECTV receiver equipment.
   Hughes had a pre-tax loss of $328 million in 1999, compared with pre-tax income of $310 million in 1998 and $734 million in 1997. The pre-tax loss for 1999 included a $272 million pre-tax charge related to discontinued wireless product lines at Hughes Network Systems (HNS), a pre-tax charge of $125 million for the satellite systems manufacturing businesses that resulted from increased development costs and schedule delays on several new product lines, a one-time pre-tax charge of $92 million resulting from the termination of the Asia-Pacific Mobile Telecommunications Satellite contract, an $85 million decrease in interest income as discussed above, and a $105 million increase in interest expense. The larger pre-tax loss in 1999 was also a result of increased subscriber acquisition costs and higher depreciation and amortization that resulted from 1999 acquisitions. These charges were offset by the $155 million pre-tax gain from the settlement of a patent infringement case and increased profitability due to the growth in revenues discussed above. The decrease in 1998 pre-tax income primarily resulted from the $490 million pre-tax gain recognized in connection with the PanAmSat merger in 1997, goodwill amortization associated with the PanAmSat merger, and a provision for uncollectible amounts due from certain wireless customers, offset by a decrease in interest expense and an increase in interest income.
   Hughes recognized an income tax benefit in 1999 of $194 million, compared to an income tax benefit of $45 million in 1998 and income tax expense of $237 million in 1997. The increased income tax benefit for 1999 compared to 1998 is due to the losses incurred in 1999. 1998 taxes benefited from an increase in research and development credits related to prior years and the favorable resolution of certain tax contingencies.
   (Losses) earnings used for computation of Available Separate Consolidated Net Income (Loss) in 1999 was a loss of $321 million, compared with earnings of $272 million in 1998 and earnings of $471 million in 1997. 1999 included $51 million of accrued preferred stock dividends.



                                      II-10
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (continued)

   Hughes has filed a shelf registration statement with the SEC with respect to an issuance of up to $2.0 billion of debt securities from time to time. No amounts have been issued as of December 31, 1999.
   On March 1, 2000, Hughes announced that DIRECTV Japan's operations will be discontinued and that its subscribers would migrate to SkyPerfecTV, a Japanese company providing direct-to-home satellite broadcasting. As a result of this transaction, Hughes will acquire a 6.8% interest in SkyPerfecTV, which is expected to complete an IPO during its fiscal year ending March 31, 2001. Hughes will be required to fund a substantial portion of the costs to be incurred over the next six to nine months to exit the DIRECTV Japan business. Hughes will accrue such exit costs during the first quarter of fiscal 2000. The first quarter charge will be offset by the fair value of the SkyPerfecTV interest received; however, the amounts are not yet estimable. In addition, Hughes will continue to record its share of DIRECTV Japan's operating losses during fiscal 2000.
   On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company for approximately $3.8 billion in cash. The final transaction, which is subject to regulatory approval, is expected to close in the second or third quarter of 2000 and result in an after-tax gain in excess of $1.0 billion.
   Also on January 13, 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at Hughes Network Systems. As a result of this decision, Hughes recorded a fourth quarter 1999 pre-tax charge to continuing operations of approximately $272 million. The charge represents the write-off of receivables and inventories, licenses, software, and equipment with no alternative use.
   In September and November of 1999, DIRECTV Japan raised approximately $281 million in total through the issuance of bonds, convertible into common stock, to five of its major shareholders, including approximately $245 million issued to Hughes.
   On July 28, 1999, Galaxy Latin America, LLC (GLA) acquired Galaxy Brasil, Ltda. (GLB), the exclusive distributor of DIRECTV in Brazil, from Tevecap S.A. for approximately $114 million plus the assumption of debt. In connection with the transaction, Tevecap also sold its 10% equity interest in GLA to Hughes and The Cisneros Group of Companies, the remaining GLA partners, which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75.0%. The total consideration paid in the transactions amounted to approximately $101 million.
   On May 20, 1999, Hughes acquired by merger all of the outstanding capital stock of USSB, a provider of premium subscription television programming via the digital broadcasting system that it shares with DIRECTV. The total consideration of approximately $1.6 billion paid in July 1999 consisted of approximately $360 million in cash and 22.6 million shares of GM Class H common stock.
   On May 11, 1999, Hughes announced that it would collaborate with America Online, Inc. (AOL) on a new service that would combine digital satellite television programming from DIRECTV with AOL's new interactive television Internet service. HNS will design and build the initial dual purpose DIRECTV/AOL receiver equipment. The new service will be suited for both frequent Internet users and the mass market consumer who wants to connect to the Internet. In June 1999, Hughes announced a more extensive strategic alliance with AOL to develop and market digital entertainment and Internet services nationwide. The new alliance is expected to accelerate subscriber growth and revenue-per-subscriber for the DIRECTV and DirecPC services, as well as expand the subscriber base for AOL's developing AOL TV and AOL-Plus broadband services. As part of the alliance, Hughes and AOL plan to jointly develop new content and interactive services for U.S. and international markets. Additionally, an extensive cross-marketing initiative will be instituted to market each company's products through their respective retail outlets and to their respective subscribers. As part of its marketing initiative with AOL, Hughes is committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion related to its DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV, and DirecDuo products and services.
   As part of the alliance described above, AOL invested $1.5 billion in shares of GM Series H 6.25% Automatically Convertible Preference Stock. GM immediately invested the $1.5 billion received from AOL in shares of Hughes Series A Preferred Stock which is designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference shares. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. For further discussion, see Note 18 to the GM consolidated financial statements.
   On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets and related orbital frequencies of Tempo Satellite Inc., a wholly-owned subsidiary of TCI Satellite Entertainment, Inc. The purchase price for the Tempo Satellite assets consisted of $500 million in cash. Of this purchase price, $150 million was paid on March 10, 1999 for a satellite that has not yet been launched and the remaining $350 million was paid on June 4, 1999 for an in-orbit satellite and 11 related satellite orbital frequencies.
   In February 1999, Hughes acquired an additional ownership interest in Grupo Galaxy Mexicana, S.R.L. de C.V. (GGM), a Latin American local operating company which is the exclusive distributor of DIRECTV in Mexico, from Grupo MVS, S.R.L. de C.V. Hughes' equity ownership represents 49.0% of the voting equity and all of the non-voting equity of GGM. In October 1998, Hughes acquired from Grupo MVS an additional 10.0% interest in GLA, increasing Hughes' ownership interest to 70.0%. Hughes also acquired an additional 19.8% interest in SurFin, a company providing financing of subscriber receiver equipment for certain local operating companies located in Latin America and Mexico, increasing Hughes' ownership percentage from 39.3% to 59.1%. The aggregate purchase price for these transactions was $197 million in cash.

                                      II-11
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Financing and Insurance Operations
----------------------------------

  Highlights of financial performance by GM's Financing and Insurance Operations business were as follows for the years ended December 31, (in millions):

                                                 1999        1998        1997
                                                 ----        ----        ----
Total net sales and revenues
GMAC                                          $20,218     $17,914     $16,595
Other                                             233         370        (110)
                                               ------      ------      ------
  Total net sales and revenues                $20,451     $18,284     $16,485
                                               ======      ======      ======

Net income
GMAC                                           $1,527      $1,325      $1,301
Other                                               7          97          17
                                               ------      ------      ------
  Total                                        $1,534      $1,422      $1,318
                                                =====       =====       =====

GMAC Financial Highlights

                                                    Years Ended December 31,
                                                    ------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
                                                     (Dollars in Millions)
Financing revenues
  Retail and lease financing                   $4,303      $3,869      $3,571
  Operating leases                              7,429       7,233       7,260
  Wholesale, commercial and other loans         2,046       1,629       1,746
                                               ------      ------      ------
    Total financing revenues                   13,778      12,731      12,577
Interest and discount                           6,526       5,787       5,256
Depreciation on operating leases                4,892       4,693       4,677
                                                -----       -----       -----
    Net financing revenue                       2,360       2,251       2,644
Mortgage revenue                                2,982       2,030       1,499
Insurance premiums earned                       1,794       1,859       1,360
Other income                                    1,664       1,295       1,159
                                                -----       -----       -----
    Net financing revenue and other             8,800       7,435       6,662
Expenses                                        6,313       5,498       4,448
                                                -----       -----       -----
Pre-tax income                                  2,487       1,937       2,214
Income tax expense                                960         612         913
                                               ------      ------      ------
    Net income                                 $1,527      $1,325      $1,301
                                                =====       =====       =====

Net income from automotive and other
  financing operations                         $1,057        $984        $910
Net income from insurance operations              210         226         224
Net income from mortgage operations               260         115         167
                                               ------      ------      ------
    Net income                                 $1,527      $1,325      $1,301
                                                =====       =====       =====












                                      II-12
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   In 1999, net income from automotive and other financing operations totaled $1.1 billion, which is 7.4% and 16.2% higher than 1998 and 1997, respectively. Earnings in 1999 were higher due to increased financing volumes and reduced credit losses, partially offset by a higher effective tax rate. The increase in 1998 from 1997 was primarily attributable to retail asset growth, reduced credit losses, and a lower effective income tax rate, partially offset by lower net interest margins and lower wholesale volume. Net income from insurance operations totaled $210 million in 1999 compared to $226 million and $224 million in 1998 and 1997, respectively. The decrease was primarily attributable to pricing pressure in the personal lines insurance business. Net income was relatively unchanged from 1997 to 1998. Net income from mortgage operations totaled $260 million in 1999 compared to $115 million and $167 million in 1998 and 1997, respectively. The strong year-over-year performance reflects improvement across all sectors. The unusually low earnings in 1998 were largely due to reduced mortgage asset values from higher prepayment levels.
   During 1999, GMAC financed 40.5% of new GM vehicle retail deliveries in the United States, down from 41.3% in 1998 and up from 33.1% in 1997. The decline in financing penetration from 1998 was primarily the result of competitive market conditions. The increase in 1998 over 1997 resulted from GMAC's special rate financing and lease incentive programs sponsored by GM.
    GMAC's automotive financing revenue totaled $13.8 billion in 1999, compared with $12.7 billion and $12.6 billion for 1998 and 1997, respectively. The increases were mainly due to higher average retail, operating lease, and other loan receivable balances which resulted from continued retail financing incentives sponsored by GM.
   GMAC's worldwide cost of borrowing, including the effects of derivatives, for 1999 averaged 5.67%, a decrease of 32 and 63 basis points from the comparable periods of 1998 and 1997, respectively. Total borrowing costs for U.S. operations averaged 5.66% for 1999, compared to 5.89% and 6.39% for 1998 and 1997, respectively. The lower average borrowing costs since 1997 were largely a result of lower short-term market interest rates.
   Net automotive financing revenue combined with mortgage revenue, insurance premiums, and other income increased to $8.8 billion, compared with $7.4 billion and $6.7 billion in 1998 and 1997, respectively. The increase in 1999 over 1998 was primarily due to results from mortgage operations. The increase in 1998 over 1997 was primarily due to results from mortgage and insurance operations, partially offset by reduced net automotive financing margins.
   Expenses increased by $815 million and $1.1 billion in 1999 and 1998, respectively. The increases in 1999 were a result of higher costs for salaries and benefits and other operating charges which reflect continued growth and acquisitions at GMAC Mortgage Group, Inc. The increase in 1999 over 1998 also includes an increase in goodwill amortization related to GMAC acquisitions.
   GMAC's effective income tax rate for 1999 was 38.6%, compared with 31.6% in 1998 and 41.2% in 1997. The differences in the effective tax rates from 1997 to 1999 can be attributed to a decrease in U.S. and foreign taxes assessed on foreign source income during 1998.

Competitiveness Studies

   As a result of pricing pressure and excess capacity, GM initiated studies in 1997 concerning the long-term competitiveness of all facets of their businesses. These studies include periodic evaluations of the carrying value of long-lived assets to be held and used, when events and circumstances warrant such review. These evaluations and reviews are generally done in conjunction with the annual business planning cycle. (Additional information regarding the competitiveness studies is contained in Note 3 to the GM consolidated financial statements.)
   Based on the results of these reviews, GM did not record any pre-tax charges against income in 1999. In 1998 and 1997, GM recorded pre-tax charges against income totaling $224 million ($228 million after-tax, or $0.34 per share of $1-2/3 par value common stock) and $5.1 billion ($3.2 billion after-tax, or $4.36 per share of $1-2/3 par value common stock), respectively.
   In 1998, the pre-tax charges were comprised of $105 million ($80 million after-tax) for GMNA, $82 million ($51 million after-tax) for GMLAAM, and $37 million ($97 million after-tax) for GMAP. Overall, these charges had the effect of increasing 1998 cost of sales, depreciation and amortization, and other expenses by $92 million, $67 million, and $65 million, respectively. In 1997, the pre-tax charges were comprised of $3.8 billion ($2.4 billion after-tax) for GMNA, $848 million ($488 million after-tax) for GME, $174 million ($170 million after-tax) for GMAP, and $205 million ($128 million after-tax) for GM Automotive, Communications Services, and Other Operations' Other segment. These charges reduced 1997 net sales and revenues by $548 million and increased cost of sales, depreciation and amortization, and other expenses by $1.4 billion, $3.0 billion, and $72 million, respectively. Amounts related to capacity reduction and other expenses that were recorded in 1998 and 1997 that still remain as of December 31, 1999 total $795 million. Going forward, GM's future cash requirements relating to the 1998 and 1997 charges are expected to occur primarily over the next five years, with anticipated spending of approximately 61% in 2000 and 15% in 2001.


                                      II-13
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Competitiveness Studies (concluded)

   The competitiveness studies charges include amounts for underperforming assets pursuant to GM's policy for the valuation of long-lived assets. Future investments relating to underperforming product lines will be expensed. Charges also include amounts for voluntary early retirement and other separation programs, recorded when the employee accepts the offer in accordance with GM's policy for such programs; postemployment benefits payable to employees, pursuant to contractual agreements; costs associated with the disposal of assets at facilities subject to capacity reductions; and charges for losses on contracts associated with pricing pressures on used vehicles and the related effect on GM's retail-lease commitments.
   GM will continue to monitor the competitiveness of all aspects of its businesses, and further competitiveness studies will be undertaken when and if market conditions warrant.

Year 2000

   During 1999, GM successfully completed its comprehensive, worldwide program to address the Year 2000 issue. Final preparations included deployment of GM command centers around the world to monitor the transition to the new millennium. As expected, GM did not experience any material adverse effects on its business, products, results of operations, or financial condition as a result of the Year 2000 issue.
   GM will continue to monitor its own operations, and the operations of third parties that are critical to GM's operations, for potential Year 2000-related problems. However, GM does not anticipate that it will discover any future Year 2000 issues that will have a material effect on its business, products, results of operations, or financial condition.
   GM's direct Year 2000 program cost was expensed as incurred with the exception of capitalizable replacement hardware. Total incremental spending by GM was not material to the Corporation's operations, liquidity or capital resources.
   In addition to the work for which GM has direct financial responsibility, EDS provided Year 2000-related services to GM, as required under a Master Service Agreement. EDS provided these services as part of normal fixed price services and other ongoing payments to EDS.
   GM's current forecast of total direct expenditures, including the value of services performed by EDS attributable to GM's Year 2000 program, will approximate $615 million. This amount includes the following:

- An estimated $410 million in direct GM expenditures. This estimate includes GM's additional payment to EDS of approximately $62 million at the end of the first quarter of 2000, since the systems remediated by EDS under the Master Service Agreement did not cause a significant business disruption resulting in material financial loss to GM due to the millennium change; and

- Approximately $205 million representing the value of Year 2000 services that EDS is providing to GM as part of normal fixed price services and other ongoing payments to EDS under the Master Service Agreement. This estimate does not include the $62 million additional payment from GM to EDS at the end of the first quarter of 2000 mentioned above.

   GM incurred approximately $142 million of Year 2000 expense through 1997 and 1998, and an additional $187 million during 1999. Thus, the total direct expenditures by GM, and value of Year 2000-related services performed by EDS attributable to GM's Year 2000 program, for the period from January 1997 through December 1999, amounted to approximately $534 million.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at December 31, 1999, totaled $14.4 billion compared with $13.1 billion at December 31, 1998. The increase in cash and marketable securities from 1998 to 1999 was primarily due to stronger operating cash flows due to the previously mentioned work stoppage in 1998. The total VEBA assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $6.3 billion and $4.6 billion at December 31, 1999 and 1998, respectively.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $2.0 billion at December 31, 1999, an increase of $214 million from the prior year. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $7.4 billion at December 31, 1999, an increase of $297 million from the prior year. The ratio of long-term debt to long-term debt and GM investment in Automotive, Communications Services, and Other Operations was 43.7% and 58.1% at December 31, 1999 and 1998, respectively. The ratio of long-term debt and short-term loans payable to the total of this debt and GM investment was 49.6% and 61.8% at December 31, 1999 and 1998, respectively.
                                      II-14
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)
---------------------------------------------------------

   GM believes it has sufficient resources to meet anticipated future cash flow requirements. In addition to cash flows from operations, GM maintains substantial lines of credit with various financial institutions. Additional information on GM's available credit facilities is contained in Note 14 to the GM consolidated financial statements.

Financing and Insurance Operations
----------------------------------

   Financing and Insurance Operations are conducted by GMAC, certain of its subsidiaries, and other financing entities operating in Canada, Germany, and Brazil. At December 31, 1999, GMAC owned assets and serviced automotive receivables totaling $162.3 billion, an increase of $23.2 billion over year-end 1998. Total consolidated assets of GMAC at December 31, 1999 were $148.8 billion, $17.0 billion above the previous year. The year-to-year increases were primarily the result of higher commercial and other loan receivables, serviced retail and wholesale loan receivables, operating lease assets, intangible assets, and receivables due from Automotive, Communications Services, and Other Operations. These increases were partially offset by a decline in real estate mortgage inventory held for sale.
   Consolidated automotive and commercial finance receivables serviced by GMAC, including sold receivables, amounted to $97.0 billion and $79.9 billion at December 31, 1999 and 1998, respectively. The year-to-year increase was primarily a result of a $7.4 billion increase in commercial and other loan receivables, a $5.1 billion increase in serviced retail receivables, and a $4.7 billion increase in serviced wholesale receivables. The change in commercial and other loan receivables was due to the acquisition of Bank of New York Financial Corporation (BNYFC) in July 1999 and increases in secured notes. The increase in wholesale receivable balances over the prior year was a result of the 1998 work stoppages previously mentioned and higher penetration. Continued retail financing incentives sponsored by GM contributed to the increase in serviced retail receivables. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) during 1999 increased $5.1 billion, due to the completion of two sales in 1999. There were no sales of wholesale receivables during 1998. Additionally, outstanding principal balances of sold retail automotive receivables (including retained subordinated interests) increased by $1.6 billion due to the completion of three sales during 1999 compared to one sale in 1998.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, and long-term debt markets, principally through commercial paper, notes, and underwritten transactions.
   As of December 31, 1999, GMAC's total borrowings were $121.2 billion compared with $106.2 billion at December 31, 1998. Approximately 79% of this debt represented funding for operations in the United States and the remaining 21% represented borrowings for operations in Canada (9%), Germany (3%), and other countries (9%). GMAC's 1999 year-end ratio of total debt to total stockholder's equity was 10.9:1 compared to 10.8:1 for year-end 1998. The higher year-to-year debt balances were principally used to fund increased asset levels. Total short-term notes outstanding at December 31, 1999, amounted to $50.8 billion compared with $49.5 billion at year-end 1998.
   GMAC and its subsidiaries maintain substantial bank lines of credit, which totaled $46.2 billion at December 31, 1999 and $42.9 billion at December 31, 1998, respectively. The unused portion of these credit lines totaled $35.6 billion at December 31, 1999, $2.4 billion higher than at December 31, 1998.

Book Value Per Share

   Book value per share of $1-2/3 par value common stock increased to $27.02 from $20.00 at December 31, 1999 and 1998, respectively. Book value per share of GM Class H common stock increased to $16.21 at December 31, 1999 from $12.00 at December 31, 1998. Book value per share was determined based on the liquidation rights of the various classes of common stock.

Stock Repurchases

   During 1999, GM used $2.6 billion to acquire approximately 36 million shares of $1-2/3 par value common stock to complete the Corporation's $4.0 billion stock repurchase program announced in February 1998. GM also used approximately $727 million and $13 million to repurchase shares of $1-2/3 par value common stock and GM Class H common stock, respectively, for certain employee benefit plans and $501 million to repurchase and retire Series B preference stock during the year-ended December 31, 1999.







                                      II-15
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the GM Board. GM's calendar year 1999 RONA for continuing operations, excluding Hughes, was 14.0%.

CASH FLOWS

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Net cash provided by operating activities was $16.2 billion, $8.7 billion, and $9.6 billion in 1999, 1998, and 1997, respectively. The increase in net cash provided by operating activities in 1999 primarily resulted from increased income from continuing operations and the net changes in operating assets and liabilities. These were primarily related to increases in accounts payable resulting from an extension of payment terms and increases in accrued liabilities primarily related to increased sales incentive allowances in North America and increased customer deposits resulting from increased volumes. These increases were offset partially by increases in pension and VEBA contributions. The decrease in net cash provided by operating activities in 1998 as compared to 1997 primarily resulted from a decrease in cash generated from lower net income primarily due to the work stoppages previously discussed, partially offset by lower VEBA contributions in 1998.
   Net cash used in investing activities was $14.1 billion, $7.0 billion, and $7.1 billion in 1999, 1998, and 1997, respectively. The increase in net cash used in investing activities in 1999 was primarily attributable to increased net cash used for investments in companies, investments in marketable securities, and operating leases. Net cash used in investing activities was relatively unchanged in 1998 from 1997 because the increase in cash due to the net change in investments in other marketable securities and operating leases in 1998 was offset by the proceeds from borrowings of Hughes Defense prior to the spin-off of Hughes Defense in 1997.
   Net cash used in financing activities was $2.3 billion, $2.8 billion, and $6.6 billion in 1999, 1998, and 1997, respectively. The decrease in net cash used for financing activities in 1999 was primarily due to proceeds from issuing preference stocks related to the strategic alliance between Hughes and America Online, Inc. in the second quarter of 1999 (see Note 18 to the GM consolidated financial statements for more information) and net increases in short-term loans payable, partially offset by increases in stock repurchases to complete the Corporation's stock repurchase program and net decreases in long-term debt. The decrease in net cash used for financing activities in 1998 from 1997 was primarily due to a $2.6 billion net increase in loans payable and long-term debt and a decrease in cash used for stock repurchases.

Financing and Insurance Operations
----------------------------------

   Net cash provided by operating activities during 1999 totaled $10.8 billion, an increase from the $5.6 billion and $4.0 billion provided during the comparable 1998 and 1997 periods, respectively. The additional operating cash flow was primarily the result of an increase in proceeds from sales of mortgage loans and mortgage-related securities held for trading and a reduction in originations and purchases of mortgage loans and acquisitions of mortgage-related securities held for trading. These increases were partially offset by a decline in the net payables due to Automotive, Communications Services, and Other Operations, and other liabilities.
   Net cash used for investing activities during 1999 totaled $20.9 billion, compared with $22.6 billion and $12.1 billion during the same periods in 1998 and 1997, respectively. Net cash usage from 1998 to 1999 decreased primarily as a result of increased proceeds from sales of receivables, largely offset by net increases in acquisitions of finance receivables primarily related to the BNYFC acquisition, net increases in operating lease acquisitions related to strong lease incentive programs, and net investments in companies. The increase in net cash used in 1998 from 1997 was primarily a result of lower net finance receivable activity and a decrease in sales of retail receivables proceeds.
   Net cash provided by financing activities during 1999 totaled $10.8 billion, compared with $17.7 billion and $8.3 billion during the same periods in 1998 and 1997, respectively. The decrease in net cash provided from 1998 to 1999 was primarily the result of a reduction in short-term debt, partially offset by a net increase in long-term debt which was primarily used to fund the increases in finance receivables, operating lease assets, and current year acquisitions (see
Note 23 to the GM consolidated financial statements). From 1997 to 1998 the increase in net cash provided was primarily the result of increases in short- and long-term debt and lower dividends paid to GM.






                                      II-16
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. In November 1999, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, paid December 10, 1999 to holders of record as of November 11, 1999. The GM Board also declared quarterly dividends on the Series D and Series G Depositary Shares of $0.495 and $0.57 per share, respectively, paid February 1, 2000 to holders of record on January 3, 2000. The Series B preference stock was redeemed on April 5, 1999, and as a result, the amount paid on that date to the Series B shareholders of record included accrued and unpaid dividends as part of the total redemption price. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses. A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid February 1, 2000, to holders of record on January 3, 2000.

Health Care Expense and Other Postretirement Benefits

   Total health care expense is comprised of health care costs for active employees and for retirees. Expense associated with active employees consists of two components: health care costs (including medical, dental, and vision benefits) which have been incurred by active employees, and the expected cost of those benefits that active employees will incur once they are retired. Expense relating to retirees consists primarily of interest costs on the liability accrued before retirement. The components of postretirement benefits expense, the U.S. health care cost, and cash expenditures for GM's U.S. operations are set forth below (excluding cash expenditures for Hughes' and former Hughes' non-automotive employees, but including GMAC).
    GM is committed to reducing the burden of continuing health care cost increases. Since 1997, GM has pre-funded part of its other postretirement benefits through contributions that have resulted in a 1999 year-end balance of $6.3 billion in its VEBA trust. The VEBA assets have the effect of reducing GM's postretirement benefits liability on the consolidated balance sheet.
                                            Year Ended December 31, 1999
                                            ----------------------------
                                        Postretirement   Health   Pay-As-You-Go
                                          Benefits    Care Cost       Cost*
                                          --------    ---------       -----
                                                  (Dollars in Millions)
   GM U.S. operations health care
     Postretirement medical, dental,
       and vision                        $2,324      $2,324         $ -
     Retired employees pay-as-you-go          -           -       2,239
     Active employees pay-as-you-go           -       1,321       1,321
                                          -----       -----       -----
      Total health care                  $2,324      $3,645      $3,560
                                                      =====       =====
   Life insurance                           420
   Other subsidiaries - health care
      and life insurance                    203
                                          -----
      Total postretirement benefits
        expense                          $2,947
                                          =====

* Pay-as-you-go amounts for 1998 were $2.0 billion for retirees, $1.2 billion for active employees, and $3.2 billion in total.

   The master separation agreement (the "Separation Agreement") between GM and Delphi provides generally that other postretirement benefit liabilities related to Delphi's U.S. salaried active and inactive employees retiring after January 1, 1999, will be assumed by Delphi. The Separation Agreement provided that
Delphi's U.S. hourly employees would continue to participate in the postretirement benefit plan for hourly workers administered by GM until full separation from GM. Generally, Delphi would assume the postretirement benefit obligations for U.S. hourly employees who retire after October 1, 1999, and GM would retain postretirement benefit obligations for U.S. hourly employees who retire on or before October 1, 1999. In connection with the UAW labor contract (see Note 1 to the GM consolidated financial statements), the October 1, 1999 date for Delphi's assumption of these retirement obligations was extended to January 1, 2000.
   As of December 31, 1999, the estimate of employee retirements exceeded the amount used in the allocation of GM's and Delphi's postretirement benefit liability at the time of the separation. As a result, GM increased its postretirement benefit liability by $1.0 billion to reflect the increased estimate of Delphi retirees as of year-end, and recorded a receivable from Delphi (see Note 12 to the GM consolidated financial statements) in accordance with the terms of the Separation Agreement and the UAW labor contract provision explained above. In addition, interest shall accrue on the outstanding amount until such amount is paid in full, at a rate of 6.75% per annum, as agreed to by both parties. GM received $483 million from Delphi in January 2000 related to this outstanding receivable balance. The finalization of the amount receivable from Delphi will occur in 2000, at which time an adjustment will be recorded. GM does not anticipate that the finalization of these retirement obligations will have a significant effect on its financial position.

                                      II-17
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

GM Card

   GM sponsors a credit card program, entitled the GM Card program, which was introduced in the U.S. in September 1992 and subsequently in Canada, Australia, Brazil, Mexico, Chile, and the United Kingdom. A cardholder's use of the card generates entitlements to rebates that can be used in connection with the cardholder's purchase or lease of a new GM vehicle.
   As the sponsor of the GM Card program, GM does not provide consumer credit. The program is used as a marketing tool to increase product sales. Independent banks issue the GM Card and are responsible for evaluating, extending, and funding credit to the cardholders, and are fully responsible for any credit card losses with no recourse against GM.
   In the U.S., GM Card rebates accumulate at a rate equal to 5% of all spending for goods or services charged on the GM Card up to a maximum rebate amount of $500 per year. The rebates, which expire in seven years, may be applied over and above all sales allowances in the market at the time of vehicle purchase or lease. GM is solely responsible to cardholders for rebates. Provisions for GM Card rebates are recorded as reductions in revenue at the time of vehicle sale. GM has the right to prospectively modify the plan.
   Rebates redeemed worldwide during 1999, 1998, and 1997 were $778 million, $705 million, and $656 million, respectively. Cardholder rebates available worldwide for future redemption when the cardholder purchases or leases a new GM vehicle amounted to $3.7 billion, $3.7 billion, and $3.5 billion (net of deferred program income) at December 31, 1999, 1998, and 1997, respectively. GM anticipates that profits from incremental sales resulting from the GM Card program, along with deferred program income, will more than offset future rebate costs associated with the GM Card.

Deferred Income Taxes

   At December 31, 1999, GM's consolidated balance sheet included a net deferred tax asset of approximately $16.1 billion related to net future deductible temporary differences in the United States of which approximately $13.7 billion related to the obligation for postretirement benefits other than pensions. Realization of the net deferred tax asset is dependent upon profitable operations in the United States and future reversals of existing taxable temporary differences. Although realization is not assured, GM believes that it is more likely than not that such benefits will be realized through the reduction of future income taxes. Management has carefully considered various factors in assessing the probability of realizing this deferred tax asset including:
   . The operating results of GMNA over the most recent three-year period and overall financial forecasts of book and taxable income. Further improvements are expected by continuing efforts to maintain GM's competitiveness, including actions relating to reducing material costs through global sourcing and increasing efficiency through lean manufacturing.
   . Operating results of GMAC and Hughes, which generated U.S. pre-tax income of approximately $1.5 billion, $1.8 billion, and $3.3 billion in 1999, 1998, and 1997, respectively.
   . The ability to utilize tax planning, such as capitalization of research and experimentation costs for tax purposes, so that GM does not have, and does not expect to generate in the near future, any significant U.S. federal tax net operating loss carryforwards.
   . The extended period of time over which the tax assets can be utilized. Postretirement benefits become tax deductions over periods up to 50 years.
   . The fact that GM has never lost deferred federal tax assets due to the expiration of U.S. tax carryforwards.
   Dividends received from foreign operations for U.S. federal income tax purposes totaled approximately $3.5 billion, $3.1 billion, and $2.6 billion in 1999, 1998, and 1997, respectively.












                                      II-18
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Pensions

   At December 31, 1999, GM's total worldwide funded position was $4.5 billion ($7.5 billion for the U.S. automotive qualified hourly/salary plans and $(3.0) billion for all other plans worldwide). This compares to an unfunded position of $6.3 billion a year ago ($1.2 billion for the U.S. automotive qualified hourly/salary plans and $5.1 billion for all other plans worldwide). The predominant factors that contributed to the funded position of the U.S. automotive qualified plans in 1999 was the separation of Delphi combined with a 100 basis point increase in the discount rate used to measure the pension obligation at the end of 1999 compared to 1998 (7.75% and 6.75%, respectively). GM made pension contributions to the U.S. hourly and salary plans of $794 million in 1999, $1.1 billion in 1998, and $1.5 billion in 1997. In addition, GM made pension contributions to all other U.S. plans of $67 million, $51 million, and $35 million in 1999, 1998, and 1997, respectively,
   On an economic basis, GM continues to maintain a fully-funded status for its U.S. hourly and salary pension plans as of December 31, 1999. The economic basis for measuring the U.S. hourly and salary pension liability differs from the Statement of Financial Accounting Standards (SFAS) No. 87 basis, Employers' Accounting for Pensions, required by GAAP, but GM believes it to be a better measure of GM's ongoing economic exposure for pension obligations and as such uses this as a measure to determine its funded status. The economic basis discounts pension liabilities at the long-term asset earnings rate assumption (currently 10.0%) rather than at a variable, year-end market rate as required by SFAS No. 87 (currently 7.75%). In periods of low interest rates, as in the current market environment, the SFAS No. 87 liability will generally exceed the liability calculated on an economic basis, whereas in periods of high interest rates the economic basis liability will generally exceed the SFAS No. 87 liability.
   The Separation Agreement between Delphi and GM provides generally that pension plan assets and liabilities related to Delphi's U.S. salaried active and inactive employees retiring after January 1, 1999 will be assumed by Delphi. Delphi has established defined benefit pension plans for its salaried employees under the same terms that existed for the GM plans as of January 1, 1999. The Separation Agreement provided that Delphi's U.S. hourly employees would continue to participate in the defined benefit pension plan for hourly workers administered by GM until full separation from GM. Generally, Delphi would assume the pension obligations for U.S. hourly employees who retire after October 1, 1999, and GM would retain pension obligations for U.S. hourly employees who retire on or before October 1, 1999. In connection with the UAW labor contract (see Note 1 to the GM consolidated financial statements), the October 1, 1999 date for Delphi's assumption of these retirement obligations was extended to January 1, 2000.
   As of December 31, 1999, the estimate of employee retirements exceeded the amount used in the allocation of GM's and Delphi's pension liability at the time of the separation. As a result,GM increased its pension liability by $498 million to reflect the increased estimate of Delphi retirees as of year-end, and recorded a receivable from Delphi (see Note 12 to the GM consolidated financial statements) in accordance with the terms of the Separation Agreement and the UAW labor contract provision explained above. In addition, interest shall accrue on the outstanding amount until such amount is paid in full, at a rate of 6.75% per annum, as agreed to by both parties. GM received $231 million from Delphi in January 2000 related to this outstanding receivable balance. The finalization of the amount receivable from Delphi will occur in 2000, at which time an adjustment will be recorded. GM does not anticipate that the finalization of these retirement obligations will have a significant effect on its financial position.
   The net obligation attributable to Delphi classified as discontinued operations was $0 and $1.6 billion at December 31, 1999 and 1998, respectively. Additional information related to employee benefit arrangements affected by the Delphi separation can be found in Note 2 to the GM consolidated financial statements.

Environmental Matters

   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup. GM is also in various stages of investigation and remediation for sites where contamination has been alleged.
   The liability for worldwide environmental cleanup was approximately $404 million, $500 million, and $590 million at December 31, 1999, 1998, and 1997, respectively. In future periods, new laws or regulations, advances in technologies, additional information about the ultimate remedy selected at new and existing sites, and GM's share of the cost of such remedies could significantly change GM's estimates. The net decreases in this liability from 1997 to 1999 are a result of actual expenditures.
   In 1999, 1998, and 1997, GM expensed $109 million, $72 million, and $63 million, respectively, for environmental investigation, remediation, and waste management. In addition, worldwide capital expenditures, as discussed previously, included $81 million, $83 million, and $91 million in 1999, 1998, and 1997, respectively, for various environmental matters.
   The process of estimating such liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other potentially responsible parties (PRPs) at multi-party sites, and the number and financial viability of other PRPs.



                                      II-19
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Euro Conversion

   On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies and adopted the Euro as their new common currency. The Euro trades on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, Euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.
   GM has established plans to assess and address the impact to GM as a result of the Euro conversion. The introduction of the Euro on January 1, 1999 has increased the pace of price harmonization throughout Europe. GM has developed a comprehensive program to identify, analyze, and determine the best strategy to address this price harmonization. GM is analyzing all aspects of its pricing strategy to minimize any potential risk of this pricing harmonization.
   In addition, the Corporation has reviewed and has made required modifications to applicable information technology systems and contracts based on the new currency.
   As of December 31, 1999, the conversion to the euro has not resulted in any material adverse impact on GM's financial position and results of operations, or had any material tax consequences. GM believes that the remaining transition will not result in material adverse financial or tax consequences. GM also believes that the Euro conversion reduces its overall foreign exchange risk as the number of currencies in which it transacts is now reduced.

Employment and Payrolls

Worldwide employment at December 31,
  (in thousands)                                 1999        1998(3)    1997(3)
                                                 ----        ----       ----
  GMNA                                            217         226        237
  GME                                              81          84         79
  GMLAAM                                           23          24         27
  GMAP                                             10          10         10
  GMAC                                             28          24         21
  Hughes                                           18          15         14
  Other                                            11          13         10
                                                 ----        ----       ----
    Total employees                               388         396        398
                                                  ===         ===        ===

  Worldwide payrolls - continuing operations
    (in billions)                               $21.8       $20.4      $22.3
  U.S. hourly payrolls (in billions) (1)(2)     $10.0        $8.8      $10.2
  Average labor cost per active hour worked
    U.S. hourly (1)                            $50.51      $46.17     $45.10

----------------
(1) Amounts have been adjusted to exclude Delphi's, Hughes', and former Hughes' non-automotive employees.
(2) Includes employees "at work" (excludes laid-off employees receiving benefits).
(3) Amounts have been adjusted to reflect the changes to GM's organizational structure resulting from the restructuring of former Hughes which occurred in December 1997, and the separation of Delphi in 1999.

New Accounting Standards

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

Forward-Looking Statements

   Following are the principal important factors which may cause actual results to differ materially from those expressed in forward-looking statements made by the managements of GM and Hughes:

   . Changes in economic conditions, currency exchange rates, or political stability in the major markets where the corporation procures material, components, and supplies for the production of its principal products or where its products are produced, distributed, or sold (i.e., North America, Europe, Latin America, and Asia-Pacific).
   . Shortages of fuel or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where the corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.

                                      II-20

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements (concluded)

   . Significant  changes in the  competitive  environment  in the major markets where the corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Changes  in  the  laws,  regulations,  policies,  or  other  activities  of governments, agencies, and similar organizations where such actions may affect the production, licensing, distribution, or sale of the corporation's products, the cost thereof, or applicable tax rates.
   . The ability of the corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.
   . With  respect  to  Hughes,   additional  risk  factors  include:   economic
     conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing, and Hughes' ability to access capital to maintain its financial flexibility. Additionally, Hughes and its 81% owned subsidiary, PanAmSat Corporation, have experienced satellite anomalies in the past and may experience satellite anomalies in the future that could lead to the loss or reduced capacity of such satellites that could materially affect Hughes' operations.


                                   * * * * * *














































                                      II-21

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. In order to manage the risk arising from these exposures, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options.
   A discussion of GM's accounting policies for derivative instruments is included in Note 1 to the GM consolidated financial statements and further disclosure is provided in Notes 14, 21, and 22 to the GM consolidated financial statements.
   GM maintains risk management control systems to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions. Positions are monitored using a variety of analytical techniques including market value, sensitivity analysis, and value-at-risk models. The following analyses are based on sensitivity analysis tests which assume instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts.

Foreign Currency Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to uncertainty to which future earnings or assets and liability values are exposed due to operating cash flows and various financial instruments that are denominated in foreign currencies. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium, and France), Australia, Japan, and Brazil. As of December 31, 1999 and 1998, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $11.2 billion and $3.5 billion, respectively. The potential loss in fair value for such financial instruments from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be approximately $1.0 billion and $161 million for 1999 and 1998, respectively.
   The model assumes a parallel shift in the foreign currency exchange rates. Exchange rates rarely move in the same direction. The assumption that exchange rates change in a parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates based on its financing, investing, and cash management activities. GM enters into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. More specifically, General Motors Acceptance Corporation (GMAC) and its affiliates have also entered into contracts to provide commercial and retail financing, to retain mortgage servicing rights, and to retain various assets related to mortgage securitization. Certain exchange traded future and option contracts, interest rate caps and floors, along with various investments, have been entered into to reduce the interest rate risk related to these activities and manage potential prepayment activity associated with mortgage servicing rights. The GMAC Mortgage Group, Inc. (GMACMG) manages prepayment risk associated with its capitalized mortgage servicing rights with U.S. Treasury options and futures. Since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights, GM is exposed to basis risk. GMACMG mitigates this risk through a historical review of value change in various interest rate scenarios when establishing and maintaining its hedge program. As of December 31, 1999 and 1998, the net fair value liability of all financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $18.8 billion and $15.9 billion, respectively. The potential decrease in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $127 million and $90 million for 1999 and 1998, respectively. The net fair value asset of all financial instruments held for trading purposes with exposure to interest rate risk was approximately $2.7 billion and $3.2 billion for 1999 and 1998, respectively. The potential loss in fair value resulting from a hypothetical 10% shift in interest rates would be approximately $39 million and $84 million for 1999 and 1998, respectively.
   The SEC disclosures on market risk require that all financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, should be included in the quantitative disclosure calculation. Operating leases are not required to be disclosed by SFAS No. 107 and have not been presented as part of the sensitivity analysis. This is a significant limitation to the analysis presented. While the sensitivity analysis will show a fair market value change for the debt which funds GM's operating lease portfolio, a corresponding change for GM's operating lease portfolio, which had a book value of $42.8 billion and $37.1 billion as of December 31, 1999 and 1998, respectively, was not considered by the model. As a result, the overall impact to the fair market value of financial instruments from a hypothetical change in interest rates may be overstated.







                                      II-22
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Interest Rate Risk (concluded)
   There are certain shortcomings inherent in the sensitivity analyses presented. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, changes are rarely instantaneous. Although certain assets and liabilities may have similar maturities or periods to repricing, they may not react correspondingly to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate with changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Finance receivables are less susceptible to prepayments when interest rates change, while prepayments on many mortgage-related instruments are directly affected by a change in interest rates. As such, GM's model does not address prepayment risk for automotive-related finance receivables, but does consider prepayment risk for mortgage-related instruments that are highly sensitive to prepayment risk. However, in the event of a change in interest rates, actual loan prepayments may deviate significantly from assumptions used in the model. Further, certain assets, such as adjustable rate loans, have features, such as annual and lifetime caps, that restrict changing the interest rates both on a short-term basis and over the life of the asset. Finally, the ability of certain borrowers to make scheduled payments on their adjustable rate loans may decrease in the event of an interest rate increase.

Commodity Price Risk
   GM enters into commodity forward and option contracts. Such contracts are executed to offset GM's exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value asset (liability) of such contracts, excluding the underlying exposures, as of December 31, 1999 and 1998 was approximately $151 million and ($172) million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $210 million and $203 million at December 31, 1999 and 1998, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM holds investments in various available-for-sale equity securities which are subject to price risk. The fair value of such investments, as of December
31, 1999 and 1998, was approximately $3.2 billion and $2.3 billion, respectively. The potential change in the fair value of these investments, assuming a 10% change in prices, would be approximately $323 million and $230 million for 1999 and 1998, respectively.

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

   The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee selects the independent auditors annually in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 1999 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.


/s/John F. Smith, Jr.                               /s/J. Michael Losh
John F. Smith, Jr.                                  J. Michael Losh
Chairman and Chief Executive Officer                Executive Vice President and
                                                    Chief Financial Officer

Independent Auditors' Report

General Motors Corporation, its Directors, and Stockholders:

   We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 20, 2000
(March 7, 2000 as to Note 27)

ITEM 8
                        CONSOLIDATED STATEMENTS OF INCOME

                                               Years Ended December 31,
                                               ------------------------
                                           1999          1998         1997
                                           ----          ----         ----
                                  (Dollars in Millions Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Manufactured products sales and
  revenues (Notes 1 and 3)              $152,635      $134,276      $148,143
Financing revenues (Note 1)               14,734        13,585        12,762
Other income (Note 25)                     9,189         7,584        11,675
                                         -------       -------       -------
  Total net sales and revenues           176,558       155,445       172,580
                                         -------       -------       -------
Cost of sales and other operating
  expenses, exclusive of items
  listed below (Notes 3 and 4)           126,809       114,542       128,225
Selling, general and
  administrative expenses                 18,845        15,915        14,777
Depreciation and amortization
  expense (Notes 1 and 3)                 12,318        11,147        14,646
Interest expense (Note 14)                 7,750         6,629         5,883
Other expenses (Notes 3 and 25)            1,789         2,268         1,480
                                         -------       -------       -------
  Total costs and expenses               167,511       150,501       165,011
                                         -------       -------       -------
Income from continuing operations
  before income taxes
  and minority interests                   9,047         4,944         7,569
Income tax expense (Note 9)                3,118         1,636         1,025
Minority interests                           (28)          (20)           44
Losses of nonconsolidated associates        (325)         (239)         (105)
                                          ------        ------        ------
Income from continuing operations         $5,576        $3,049        $6,483
Income (loss) from discontinued
  operations (Notes 1 and 2)                 426           (93)          215
                                          ------       -------        ------
  Net income                              $6,002        $2,956        $6,698
Premium on exchange of preference
  stocks (Note 17)                             -             -           (26)
Dividends on preference stocks (Note 18)     (80)          (63)          (72)
                                           -----         -----         -----
  Earnings attributable to common stocks  $5,922        $2,893        $6,600
                                           =====         =====         =====

Basic earnings (losses) per share
  attributable to common stocks (Note 19)
$1-2/3 par value
  Continuing operations                    $8.70         $4.40         $8.52
  Discontinued operations (Notes 1 and 2)   0.66         (0.14)         0.18
                                            ----          ----          ----
Earnings per share attributable
  to $1-2/3 par value                      $9.36         $4.26         $8.70
                                            ====          ====          ====

Class H (prior to its recapitalization
  on December 17, 1997) (Note 1)
  Continuing operations                   $    -        $    -         $2.30
  Discontinued operations (Notes 1 and 2)      -             -          0.87
                                           -----        ------          ----
Earnings per share attributable
  to Class H (prior to its
  recapitalization on
  December 17, 1997) (Note 1)             $    -        $    -         $3.17
                                           =====         =====          ====
Earnings per share attributable
  to Class H (subsequent
  to its recapitalization on
  December 17, 1997) (Note 1)             $(0.77)        $0.68         $0.02
                                            ====          ====          ====

Diluted earnings (losses) per
  share attributable to
  common stocks (Note 19)
$1-2/3 par value
  Continuing operations                    $8.53         $4.32         $8.45
  Discontinued operations (Notes 1 and 2)   0.65         (0.14)         0.17
                                            ----          ----          ----
Earnings per share attributable
  to $1-2/3 par value                      $9.18         $4.18         $8.62
                                            ====          ====          ====

Class H (prior to its recapitalization
  on December 17, 1997) (Note 1)
  Continuing operations                   $    -        $    -         $2.30
  Discontinued operations (Notes 1 and 2)      -             -          0.87
                                            ----         -----          ----
Earnings per share attributable
  to Class H (prior to its
  recapitalization on
  December 17, 1997) (Note 1)             $    -        $    -         $3.17
                                            ====         =====          ====
Earnings per share attributable
  to Class H (subsequent
  to its recapitalization on
  December 17, 1997) (Note 1)             $(0.77)        $0.68         $0.02
                                            ====          ====          ====



Reference should be made to the notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME - concluded

                                                 Years Ended December 31,
                                                 ------------------------
                                            1999          1998          1997
                                            ----          ----          ----
                                                   (Dollars in Millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS
Manufactured products sales
  and revenues (Notes 1 and 3)          $152,635      $134,276      $148,143
Other income (Note 25)                     3,472         2,885         7,952
                                         -------       -------      --------
  Total net sales and revenues           156,107       137,161       156,095
                                         -------       -------       -------
Cost of sales and other operating
  expenses, exclusive of items
  listed below (Notes 3 and 4)           126,809       114,542       128,225
Selling, general and administrative
  expenses                                14,250        11,848        11,971
Depreciation and amortization
  expense (Notes 1 and 3)                  6,873         6,227         9,833
                                         -------       -------       -------
  Total operating costs and expenses     147,932       132,617       150,029
                                         -------       -------       -------
Interest expense (Note 14)                   828           786           633
Other expenses (Notes 3 and 25)              503           792           210
Net expense (income) from
  transactions with Financing and
  Insurance Operations (Note 1)              308            82          (101)
                                          ------       -------        ------
Income from continuing operations
  before income taxes
  and minority interests                   6,536         2,884         5,324
Income tax expense (Note 9)                2,167         1,018           111
Minority interests                            (2)            -            57
Losses of nonconsolidated associates        (325)         (239)         (105)
                                           -----         -----         -----
Income from continuing operations          4,042         1,627         5,165
Income (loss) from discontinued
  operations (Notes 1 and 2)                 426           (93)          215
                                           -----        ------         -----
  Net income - Automotive,
    Communications Services,
    and Other Operations                  $4,468        $1,534        $5,380
                                           =====         =====         =====


                                                 Years Ended December 31,
                                                 ------------------------
                                            1999          1998          1997
                                            ----          ----          ----
                                                   (Dollars in Millions)
FINANCING AND INSURANCE OPERATIONS
Financing revenues (Note 1)              $14,734       $13,585       $12,762
Insurance, mortgage, and
  other income (Note 25)                   5,717         4,699         3,723
                                          ------        ------        ------
  Total revenues and other income         20,451        18,284        16,485
                                          ------        ------        ------
Interest expense (Note 14)                 6,922         5,843         5,250
Depreciation and amortization
  expense (Note 1)                         5,445         4,920         4,813
Operating and other expenses               4,595         4,067         2,806
Provisions for financing losses
  (Notes 1 and 25)                           404           463           523
Insurance losses and loss
  adjustment expenses (Note 25)              882         1,013           747
                                          ------        ------        ------
  Total costs and expenses                18,248        16,306        14,139
                                          ------        ------        ------
Net (income) expense from
  transactions with Automotive,
  Communications Services,
  and Other Operations (Note 1)             (308)          (82)          101
                                          ------        ------        ------
Income before income taxes                 2,511         2,060         2,245
Income tax expense (Note 9)                  951           618           914
Minority interests                           (26)          (20)          (13)
                                          ------        ------        ------
  Net income - Financing and
    Insurance Operations                  $1,534        $1,422        $1,318
                                           =====         =====         =====


The above supplemental consolidating information is explained in Note 1, "Nature of Operations".

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                                              December 31,
                                                              ------------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES                1999          1998
                                                           ----          ----
                        ASSETS                            (Dollars in Millions)
Automotive, Communications Services, and Other Operations
Cash and cash equivalents                                $9,730        $9,728
Marketable securities                                     1,698           402
                                                        -------       -------
  Total cash and marketable securities (Notes 1 and 5)   11,428        10,130
Accounts and notes receivable (less allowances)           5,093         4,750
Inventories (less allowances) (Note 7)                   10,638        10,437
Net assets of discontinued operations (Notes 1 and 2)         -            77
Equipment on operating leases (less accumulated
  depreciation) (Note 8)                                  5,744         4,954
Deferred income taxes and other current assets (Note 9)   9,006        10,051
                                                        -------        ------
  Total current assets                                   41,909        40,399
Equity in net assets of nonconsolidated associates        1,711           950
Property - net (Note 10)                                 32,779        32,222
Intangible assets - net (Notes 1 and 11)                  8,527         9,994
Deferred income taxes (Note 9)                           15,277        14,967
Other assets (Note 12)                                   25,358        16,062
                                                       --------      --------
  Total Automotive, Communications Services,
    and Other Operations assets                         125,561       114,594
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                          712           146
Investments in securities (Note 5)                        9,110         8,748
Finance receivables - net (Note 6)                       80,627        70,436
Investment in leases and other receivables (Note 8)      36,407        32,798
Other assets (Note 12)                                   21,312        19,150
Net receivable from Automotive,
  Communications Services, and
  Other Operations (Note 1)                               1,001           816
                                                        -------       -------
  Total Financing and Insurance Operations assets       149,169       132,094
                                                        -------       -------
Total assets                                           $274,730      $246,688
                                                        =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Communications Services, and Other Operations
Accounts payable (principally trade)                    $17,254       $13,542
Loans payable (Note 14)                                   1,991         1,204
Accrued expenses (Note 13)                               32,854        30,548
Net payable to Financing and Insurance
  Operations (Note 1)                                     1,001           816
                                                         ------        ------
  Total current liabilities                              53,100        46,110
Long-term debt (Note 14)                                  7,415         7,118
Postretirement benefits other than pensions (Note 15)    34,166        33,503
Pensions (Note 15)                                        3,339         4,410
Other liabilities and deferred income taxes (Note 13)    17,426        17,807
                                                       --------      --------
  Total Automotive, Communications Services,
    and Other Operations liabilities                    115,446       108,948
Financing and Insurance Operations
Accounts payable                                          4,262         4,148
Debt (Note 14)                                          122,282       107,753
Other liabilities and deferred income taxes (Note 13)    11,282        10,004
                                                       --------      --------
  Total Financing and Insurance Operations liabilities  137,826       121,905
Minority interests                                          596           563
General Motors - obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of General Motors (Note 17)
    Series D                                                 79            79
    Series G                                                139           141
Stockholders' equity (Notes 18 and 20)
Preference stocks                                             -             1
$1-2/3 par value common stock (issued,
  619,412,233 and 655,008,344 shares) (Note 19)           1,033         1,092
Class H common stock (issued, 137,115,187
  and 106,159,776 shares)                                    14            11
Capital surplus (principally additional paid-in capital) 13,794        12,661
Retained earnings                                         6,961         6,984
                                                        -------       -------
    Subtotal                                             21,802        20,749
Accumulated foreign currency translation adjustments     (2,033)       (1,089)
Net unrealized gains on securities                          996           481
Minimum pension liability adjustment                       (121)       (5,089)
                                                       --------       -------
    Accumulated other comprehensive loss                 (1,158)       (5,697)
                                                       --------       -------
      Total stockholders' equity                         20,644        15,052
                                                       --------       -------
Total liabilities and stockholders' equity             $274,730      $246,688
                                                        =======       =======

Reference should be made to the notes to consolidated financial statements.

                     CONSOLIDATED BALANCE SHEETS - concluded
                                                               December 31,
                                                               ------------
AUTOMOTIVE, COMMUNICATIONS SERVICES, and OTHER OPERATIONS  1999          1998
                                                           ----          ----
                                                          (Dollars in Millions)
                        ASSETS
Cash and cash equivalents                                $9,730        $9,728
Marketable securities                                     1,698           402
                                                        -------      --------
  Total cash and marketable securities (Notes 1 and 5)   11,428        10,130
Accounts and notes receivable (less allowances)           5,093         4,750
Inventories (less allowances) (Note 7)                   10,638        10,437
Net assets of discontinued operations (Notes 1 and 2)         -            77
Equipment on operating leases (less
  accumulated depreciation) (Note 8)                      5,744         4,954
Deferred income taxes and other current assets (Note 9)   9,006        10,051
                                                        -------        ------
  Total current assets                                   41,909        40,399
Equity in net assets of nonconsolidated associates        1,711           950
Property - net (Note 10)                                 32,779        32,222
Intangible assets - net (Notes 1 and 11)                  8,527         9,994
Deferred income taxes (Note 9)                           15,277        14,967
Other assets (Note 12)                                   25,358        16,062
                                                       --------      --------
  Total Automotive, Communications Services,
    and Other Operations assets                        $125,561      $114,594
                                                        =======       =======

               LIABILITIES AND GM INVESTMENT

Accounts payable (principally trade)                    $17,254       $13,542
Loans payable (Note 14)                                   1,991         1,204
Accrued expenses (Note 13)                               32,854        30,548
Net payable to Financing and Insurance
  Operations (Note 1)                                     1,001           816
                                                         ------        ------
  Total current liabilities                              53,100        46,110
Long-term debt (Note 14)                                  7,415         7,118
Postretirement benefits other than pensions (Note 15)    34,166        33,503
Pensions (Note 15)                                        3,339         4,410
Other liabilities and deferred income taxes (Note 13)    17,426        17,807
                                                       --------      --------
  Total Automotive, Communications Services,
    and Other Operations liabilities                    115,446       108,948
Minority interests                                          574           511
GM investment in Automotive,
  Communications Services, and Other Operations           9,541         5,135
                                                        -------       -------
  Total Automotive, Communications Services,
    and Other Operations
    liabilities and GM investment                      $125,561      $114,594
                                                        =======       =======


                                                                December 31,
                                                                ------------
FINANCING AND INSURANCE OPERATIONS                         1999          1998
                                                           ----          ----
                                                          (Dollars in Millions)
                        ASSETS
Cash and cash equivalents (Note 1)                         $712          $146
Investments in securities (Note 5)                        9,110         8,748
Finance receivables - net (Note 6)                       80,627        70,436
Investment in leases and other receivables (Note 8)      36,407        32,798
Other assets (Note 12)                                   21,312        19,150
Net receivable from Automotive,
  Communications Services, and
  Other Operations (Note 1)                               1,001           816
                                                        -------       -------
  Total Financing and Insurance Operations assets      $149,169      $132,094
                                                        =======       =======

               LIABILITIES AND GM INVESTMENT

Accounts payable                                         $4,262        $4,148
Debt (Note 14)                                          122,282       107,753
Other liabilities and deferred income taxes (Note 13)    11,282        10,004
                                                       --------      --------
  Total Financing and Insurance Operations liabilities  137,826       121,905
Minority interests                                           22            52
GM investment in Financing and Insurance Operations      11,321        10,137
                                                       --------      --------
  Total Financing and Insurance Operations
    liabilities and GM investment                      $149,169      $132,094
                                                        =======       =======

The above supplemental consolidating information is explained in Note 1, "Nature of Operations".

Reference should be made to the notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For The Years Ended December 31,
                                       ------------------------------------
                                        1999           1998            1997
                                        ----           ----            ----
                                               (Dollars in Millions)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Cash flows from operating activities
Income from continuing operations     $5,576         $3,049          $6,483
Adjustments to reconcile income
  from continuing operations to
  net cash provided by operating
  activities
   Depreciation and amortization
     expenses                         12,318         11,147          14,646
   Gain on Hughes Defense spin-off
     (Note 1)                              -              -          (4,269)
   Postretirement benefits other
     than pensions, net of payments
     and VEBA contributions           (1,036)           188            (874)
   Pension expense, net of
     contributions                      (808)           223             269
   Originations and purchases
     of mortgage loans               (53,006)       (54,433)        (30,878)
   Proceeds on sales of
     mortgage loans                   55,777         51,582          28,543
   Originations and purchases
     of mortgage securities           (1,309)        (2,237)         (2,516)
   Proceeds on sales of mortgage
     securities                        1,545            849           1,449
   Change in other investments
     and miscellaneous assets            395            770           1,457
   Change in other operating
     assets and liabilities (Note 1)   7,500          1,558          (1,552)
   Other                                  78          1,647             826
                                      ------         ------          ------
Net cash provided by
  operating activities                27,030         14,343          13,584
                                      ------         ------          ------

Cash flows from investing activities
Expenditures for property             (7,384)        (8,231)         (8,647)
Investments in marketable securities
  - acquisitions                     (25,406)       (34,162)        (30,594)
Investments in marketable securities
  - liquidations                      23,479         37,960          28,958
Mortgage servicing rights
  - acquisitions                      (1,424)        (1,862)           (479)
Mortgage servicing rights
  - liquidations                          35             80              23
Finance receivables - acquisitions  (186,379)      (155,613)       (163,614)
Finance receivables - liquidations   130,293        114,662         129,615
Proceeds from sales of
  finance receivables                 48,178         27,681          31,191
Operating leases - acquisitions      (23,165)       (23,525)        (21,073)
Operating leases - liquidations       12,079         15,386          12,187
Proceeds from borrowings of
  Hughes Defense prior to
  the Hughes Defense spin-off (Note 1)     -              -           4,006
Investments in companies, net of
  cash acquired                       (5,108)        (1,144)         (2,272)
Other                                   (192)        (1,131)            765
                                      ------         ------          ------
Net cash used in investing
  activities                         (34,994)       (29,899)        (19,934)
                                      ------         ------          ------
Cash flows from financing activities
Net (decrease) increase in
  loans payable                       (2,360)         8,186           5,346
Long-term debt - borrowing            35,561         24,035          14,971
Long-term debt - repayments          (21,359)       (12,869)        (12,500)
Repurchases of common and
  preference stocks                   (3,870)        (3,089)         (4,365)
Proceeds from issuing common and
  preference stocks                    2,005            343             614
Cash dividends paid to stockholders   (1,367)        (1,388)         (1,620)
                                       -----        -------           -----
Net cash provided by
  financing activities                 8,610         15,218           2,446
                                       -----         ------           -----

Effect of exchange rate change
  on cash and cash equivalents          (206)           317            (482)
                                         ---            ---          ------
Net cash provided by (used in)
  continuing operations                  440            (21)         (4,386)
Net cash provided by (used in)
  discontinued operations
  (Notes 1 and 2)                        128           (378)          1,567
                                         ---            ---           -----
Net increase (decrease) in
  cash and cash equivalents              568           (399)         (2,819)
Cash and cash equivalents at
  beginning of the year                9,874         10,273          13,092
                                       -----         ------          ------
Cash and cash equivalents at
  end of the year                    $10,442         $9,874         $10,273
                                      ======         ======          ======


Reference should be made to the notes to consolidated financial statements.







                                        II-30

                CONSOLIDATED STATEMENTS OF CASH FLOWS - concluded

                                                       For The Years Ended December 31,
                                                       --------------------------------
                                            1999                    1998                       1997
                                 -----------------------   -----------------------   ----------------------
                                 Automotive,   Financing   Automotive,   Financing   Automotive,  Financing
                                 Comm.Serv.,      and      Comm.Serv.,      and      Comm.Serv.,     and
                                  and Other    Insurance   and Other     Insurance   and Other    Insurance
                                  ---------    ---------   ---------     ---------   ---------    ---------
Cash flows from operating activities                  (Dollars in Millions)
Income from continuing operations   $4,042      $1,534      $1,627         $1,422      $5,165       $1,318
Adjustments to reconcile income
  from continuing operations to
  net cash provided by operating
  activities
   Depreciation and amortization
    expenses                         6,873       5,445       6,227         4,920        9,833        4,813
   Gain on Hughes Defense spin-off
    (Note 1)                             -           -           -             -       (4,269)           -
   Postretirement benefits
     other than pensions,
     net of payments and
     VEBA contributions             (1,057)         21         157            31         (900)          26
   Pension expense, net of
     contributions                    (808)          -         223             -          269            -
   Originations and purchase
     of mortgage loans                   -     (53,006)          -       (54,433)           -      (30,878)
   Proceeds on sales of
     mortgage loans                      -      55,777           -        51,582            -       28,543
   Originations and purchases
     of mortgage securities              -      (1,309)          -        (2,237)           -       (2,516)
   Proceeds on sales of
     mortgage securities                 -       1,545           -           849            -        1,449
   Change in other investments and
     miscellaneous assets              522        (127)       (162)          932          (51)       1,508
   Change in other operating assets
     and liabilities (Note 1)        7,523         (23)         90         1,468         (993)        (559)
   Other                              (866)        944         581         1,066          563          263
                                    ------      ------      ------         -----       ------       ------
Net cash provided by operating
  activities                        16,229      10,801       8,743         5,600        9,617        3,967
                                    ------      ------      ------         -----        -----       ------
Cash flows from investing activities
Expenditures for property           (7,061)       (323)     (7,952)         (279)      (8,409)        (238)
Investments in marketable
  securities - acquisitions         (4,149)    (21,257)    (13,010)      (21,152)     (12,864)     (17,730)
Investments in marketable
  securities - liquidations          2,886      20,593      16,272        21,688       12,663       16,295
Mortgage servicing rights
  - acquisitions                         -      (1,424)          -        (1,862)           -         (479)
Mortgage servicing rights
  - liquidations                         -          35           -            80            -           23
Finance receivables - acquisitions       -    (186,379)          -      (155,613)           -     (163,614)
Finance receivables - liquidations       -     130,293           -       114,662            -      129,615
Proceeds from sales of finance
  receivables                            -      48,178           -        27,681            -       31,191
Operating leases - acquisitions     (6,415)    (16,750)     (6,397)      (17,128)      (5,680)     (15,393)
Operating leases - liquidations      4,243       7,836       5,609         9,777        3,711        8,476
Proceeds from borrowings
  of Hughes Defense
  prior to the Hughes
  Defense spin-off (Note 1)              -           -           -             -        4,006            -
Investments in companies, net of
  cash acquired                     (2,706)     (2,402)       (971)         (173)      (1,850)        (422)
Net investing activity with
  Financing and
  Insurance Operations                  75           -         338             -          750            -
Other                                 (924)        732        (889)         (242)         554          211
                                   -------    --------      ------       -------       ------        -----
Net cash used in investing
  activities                       (14,051)    (20,868)     (7,000)      (22,561)      (7,119)     (12,065)
                                    ------      ------       -----        ------        -----       ------

Cash flows from financing activities
Net increase (decrease) in
  loans payable                        140      (2,500)        (94)        8,280         (398)       5,744
Long-term debt - borrowings          9,090      26,471       2,937        21,098          384       14,587
Long-term debt - repayments         (8,281)    (13,078)     (1,492)      (11,377)      (1,189)     (11,311)
Net financing activity with
  Automotive, Communications
  Services, and Other Operations         -         (75)          -          (338)           -         (750)
Repurchases of common and
  preference stocks                 (3,870)          -      (3,089)            -       (4,365)           -
Proceeds from issuing common
  and preference stocks              2,005           -         343             -          614            -
Cash dividends paid to
  stockholders                      (1,367)          -      (1,388)            -       (1,620)           -
                                     -----      ------       -----        ------        -----        -----
Net cash (used in) provided
  by financing activities           (2,283)     10,818      (2,783)       17,663       (6,574)       8,270
                                     -----      ------       -----        ------        -----        -----

Effect of exchange rate
  changes on cash and
  cash equivalents                    (206)          -         315             2         (482)           -
Net transactions with
  Automotive/Financing Operations      185        (185)      1,135        (1,135)         338         (338)
                                     -----       -----       -----         -----        -----        -----
Net cash (used in) provided by
  continuing operations               (126)        566         410          (431)      (4,220)        (166)
Net cash provided by (used in)
  discontinued operations
  (Notes 1 and 2)                      128           -        (378)            -        1,567            -
                                       ---        ----         ---           ---        -----          ---
Net increase (decrease) in
  cash and cash equivalents              2         566          32          (431)      (2,653)        (166)
Cash and cash equivalents at
  beginning of the year              9,728         146       9,696           577       12,349          743
                                     -----        ----       -----           ---       ------          ---
Cash and cash equivalents
  at end of the year                $9,730        $712      $9,728          $146       $9,696         $577
                                     =====         ===       =====           ===        =====          ===

The above supplemental consolidating information is explained in Note 1, "Nature of Operations". Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                Accumulated
                                           Total           Compre-                Other          Total
                                          Capital Capital  hensive   Retained  Comprehensive  Stockholders'
                                           Stock  Surplus  Income    Earnings      Loss         Equity
                                           -----  -------  ------    --------      ----         ------
                                                                  (Dollars in Millions)
Balance at January 1, 1997                $1,272  $19,189              $6,137     $(3,185)      $23,413
Shares reacquired (Note 18)                 (122)  (4,243)                  -           -        (4,365)
Shares issued                                 17      619                   -           -           636
Preference stock exchange                      -     (196)                (26)          -          (222)
Hughes Defense spin-off                        -        -              (5,773)          -        (5,773)
Comprehensive income:
  Net income                                   -        -   $6,698      6,698           -         6,698
                                                             -----
  Other comprehensive income
      (loss) (Note 18):
      Foreign currency
      translation adjustments                  -        -     (692)         -           -             -
      Unrealized gains on securities           -        -       81          -           -             -
      Minimum pension liability adjustment     -        -     (572)         -           -             -
                                                             -----
         Other comprehensive loss              -        -   (1,183)         -      (1,183)       (1,183)
                                                             -----
           Comprehensive income                -        -   $5,515          -           -             -
                                                             =====
Cash dividends (Note 20)                       -        -              (1,620)          -        (1,620)
                                           -----   ------               -----       -----         -----
Balance at December 31, 1997               1,167   15,369               5,416      (4,368)       17,584
Shares reacquired (Note 18)                  (75)  (3,105)                  -           -        (3,180)
Shares issued                                 12      397                   -           -           409
Comprehensive income:
  Net income                                   -        -   $2,956      2,956           -         2,956
                                                             -----
  Other comprehensive income
     (loss) (Note 18):
      Foreign currency
      translation adjustments                  -        -     (279)         -           -             -
      Unrealized losses on securities          -        -      (23)         -           -             -
      Minimum pension liability adjustment     -        -   (1,027)         -           -             -
                                                             -----
         Other comprehensive loss              -        -   (1,329)         -      (1,329)       (1,329)
                                                             -----
           Comprehensive income                -        -   $1,627          -           -             -
                                                             =====
Cash dividends (Note 20)                       -        -              (1,388)          -        (1,388)
                                           -----   ------               -----       -----        ------
Balance at December 31, 1998               1,104   12,661               6,984      (5,697)       15,052
Shares reacquired (Note 18)                  (76)  (3,794)                  -           -        (3,870)
Shares issued                                 19    3,588                   -           -         3,607
Comprehensive income:
  Net income                                   -        -   $6,002      6,002           -         6,002
                                                             -----
  Other comprehensive income
      (loss) (Note 18):
      Foreign currency
      translation adjustments                  -        -     (944)         -           -             -
      Unrealized gains on securities           -        -      515          -           -             -
      Minimum pension liability adjustment     -        -    4,968          -           -             -
                                                             -----
         Other comprehensive income            -        -    4,539          -       4,539         4,539
                                                            ------
            Comprehensive income               -        -  $10,541          -           -             -
                                                            ======
Cash dividends (Note 20)                       -        -              (1,367)          -        (1,367)
Delphi initial public offering (Note 2)        -    1,244                   -                     1,244
Delphi spin-off (Note 2)                       -       95              (4,658)          -        (4,563)
                                           -----   ------               -----       -----        ------
Balance at December 31, 1999              $1,047  $13,794              $6,961     $(1,158)      $20,644
                                           =====   ======               =====       =====        ======

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries, prior to the December 17, 1997 restructuring of the company (hereinafter referred to as "former Hughes") and subsequent to the December 17, 1997 restructuring of the company (hereinafter referred to as "Hughes") (see "Hughes Transactions" below) (collectively referred to as "General Motors" or "GM".) General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting. The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for all periods presented. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 1999, filed separately with the Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 1999 and related Hughes Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.
   Certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 classifications.

Nature of Operations
   GM presents separate supplemental consolidating financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing,and marketing of cars, trucks, locomotives, and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Transactions between businesses have been eliminated in the Corporation's consolidated statements of income. Automotive, Communications Services, and Other Operations' net expense (income) from transactions with Financing and Insurance Operations was as follows (in millions):

                                      Years Ended December 31,
                                       1999     1998    1997
                                       ----     ----    ----
      Interest                        $306     $140     $89
      Service fees                      56       58      34
      Insurance - net                  (53)     (24)   (127)
      Other                             (1)     (92)    (97)
                                      ----       --      --
        Net expense (income)          $308      $82   $(101)
                                       ===       ==     ===

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

                                      II-33
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Product-Related Expenses
   Advertising  and  sales  promotion,   research  and  development,  and  other
product-related costs are charged to expense as incurred. Provisions for estimated expenses related to product warranty are made at the time the products are sold. Advertising expense was $4.5 billion in 1999, $3.7 billion in 1998, and $4.0 billion in 1997. Research and development expense was $6.8 billion in 1999, $6.3 billion in 1998, and $6.5 billion in 1997.

Depreciation and Amortization
   Depreciation is provided based on the estimated useful lives of property groups generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.
   Leasehold improvements are amortized over the period of the lease or the life of the property, whichever is shorter, with the amortization applied directly to the asset account. Depreciation on capitalized leases with terms of five years or less is provided using the straight-line method; leases with terms in excess of five years are depreciated using the foregoing accelerated methods.
   Equipment on operating leases is depreciated on a straight-line basis over a period of time consistent with the term of the underlying operating lease agreement. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.
   Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Amortization is applied directly to the asset account. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.
   Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years.

   Depreciation and amortization expense was as follows (in millions):
                                                   Years Ended December 31,
                                                ------------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Depreciation (Note 3)                       $4,155     $3,772     $4,178
   Amortization of special tools (Note 3)       2,492      2,350      5,427
   Amortization of intangible assets (Note 11)    226        105        228
                                               ------     ------     ------
      Total                                    $6,873     $6,227     $9,833
                                                =====      =====      =====

Financing and Insurance Operations
----------------------------------

   Depreciation and amortization expense       $5,445     $4,920     $4,813
                                                =====      =====      =====

Internal-Use Software
   As of January 1, 1999, GM adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which, on a prospective basis, revised the accounting for software development costs. Based on this accounting standard, certain internal-use software costs historically expensed are now capitalized once specific criteria are met and these costs are amortized on a straight-line basis over a three-year period. The adoption of this statement did not have a material impact on the Corporation's financial statements.

Foreign Currency Translation
   Foreign currency exchange transaction and translation losses on an after-tax basis included in consolidated net income in 1999, 1998, and 1997, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, amounted to $162 million, $298 million, and $497 million, respectively.

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.







                                      II-34
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Statement of Cash Flows Supplementary Information
                                                   Years Ended December 31,
                                                ------------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
                                                     (Dollars in Millions)
Automotive, Communications Services, and Other Operations
---------------------------------------------------------

Changes in other operating assets and liabilities were as follows:
  Accounts receivable                           $(659)      $(80)   $(1,006)
  Prepaid expenses and other deferred charges    (623)       217      1,006
  Inventories                                     (66)      (494)      (808)
  Accounts payable                              5,606      1,249      1,212
  Deferred taxes and income taxes payable        (160)    (2,315)    (3,565)
  Accrued expenses and other liabilities        3,425      1,513      2,168
                                                -----      -----      -----
     Total                                     $7,523        $90      $(993)
                                                =====         ==        ===

Cash paid for interest and income taxes was as follows:
  Interest                                       $526       $435       $449
  Income taxes                                 $2,166     $1,132     $1,120


                                                   Years Ended December 31,
                                                ------------------------------
                                                 1999       1998       1997
                                                 ----       ----       ----
                                                     (Dollars in Millions)
Financing and Insurance Operations
----------------------------------

Changes in other operating assets and liabilities were as follows:
  Other receivables                             $(269)      $206      $(714)
  Other assets                                    (83)       (36)       (55)
  Accounts payable                                114        858        624
  Deferred taxes and other liabilities            215        440       (414)
                                                  ---     ------        ---
     Total                                       $(23)    $1,468      $(559)
                                                   ==      =====        ===

Cash paid for interest and income taxes was as follows:
  Interest                                     $6,618     $5,695     $5,202
  Income taxes                                   $214       $138       $338

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

                                      II-35
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Derivative Instruments
   GM is party to a variety of foreign exchange, interest rate, commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
   GM's Risk Management Committee reviews, approves, and monitors the Corporation's financial risk strategies, policies, and procedures. The Committee reviews and approves all new risk management strategies, establishes approval authority guidelines for approved programs, and monitors compliance and performance of existing risk management programs. GM does not enter into derivative transactions for trading purposes.
   As part of the hedging program approval process, GM's management is required to identify the specific financial risk which the derivative transaction will minimize, the appropriate hedging instrument to be used to reduce the risk, and the correlation between the financial risk and the hedging instrument. Purchase orders, letters of intent, vehicle production forecasts, capital planning forecasts, and historical data are used as the basis for determining the anticipated values of the transactions to be hedged. Generally, GM does not enter into derivative transactions that do not have a high correlation with the underlying financial risk. In the infrequent instances in which a derivative transaction is entered into that does not have a high correlation with the underlying exposure, the derivative is marked to market and the related gains and losses are included in net income on a current basis. The hedge positions, as well as the correlation between the transaction risks and the hedging instruments, are reviewed by management on an ongoing basis.
   Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Other such foreign exchange contracts and options are marked to market and the related gains and losses are included in net income on a current basis.
   Interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are not marked to market and the related gains and losses are not included in net income, but are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure,  whichever  is shorter.  Open  interest  rate  contracts  are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure. Written options (including swaptions, interest rate caps and collars, and swaps with embedded swaptions) and other swaps that do not qualify for hedge accounting are marked to market and the related gains and losses are included in net income on a current basis.
   GM also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. Other commodity forward contracts and options are marked to market and the related gains and losses are included in net income on a current basis.

Postemployment Benefits and Employee Termination Benefits
   GM's postemployment benefits primarily relate to GM's extended disability benefit program in the United States and employee job security and supplemental unemployment compensation benefits (mainly pursuant to union or other contractual agreements). Extended disability benefits are accrued on a service-driven basis, and employee job security and supplemental unemployment compensation benefits are accrued on an event-driven basis. Accruals for postemployment benefits represent the discounted future cash expenditures expected during the period between the idling of affected employees and the time when such employees are redeployed, retire or otherwise terminate their employment.
   Voluntary termination benefits are accrued when the employees accept the offer. Involuntary termination benefits are accrued when management has committed to a termination plan and the benefit arrangement is communicated to affected employees.

Environmental Liabilities
   GM recognizes environmental liabilities when a loss is probable and can be reasonably estimated. Such liabilities are generally not subject to insurance coverage. The cost of each environmental liability is estimated by engineering, financial, and legal specialists within GM based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where GM may be jointly and severally liable. At sites being addressed under the U.S. Comprehensive
Environmental  Response,  Compensation  and  Liability Act or similar state laws
(the "Superfund Sites"), GM typically recognizes a loss once it has been named as a PRP and has determined that some loss is

                                      II-36
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Environmental Liabilities (concluded)
probable and estimable. The Superfund Sites are primarily multi-PRP sites not owned or operated by GM. For GM's operating plants, an estimated liability is typically recognized either upon completion of an environmental assessment or when GM proposes an agreement with the appropriate regulatory agency to take action at a site. For closed or closing plants owned by GM and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property.
   GM's estimates for environmental obligations are dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, uncertainty as to what remedy and technology will be required, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, the number and financial viability of other PRPs, and the timing of expenditures; accordingly, such estimates could change materially as GM periodically evaluates and revises such estimates based on expenditures against established reserves and the availability of additional information.

New Accounting Standards
   In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. This statement defers, for one year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge. GM will adopt SFAS No. 133 by January 1, 2001, as required. Management is currently assessing the impact of this statement on GM's results of operations and financial position.

Labor Force
   GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, of which certain contracts expired in 1999.
   The 1999 United Auto Workers (UAW) labor contract was ratified on October 13, 1999 covering a four-year term from 1999-2003. The contract included an annual salary increase of 3% per year, an up-front signing bonus of $1,350 per UAW employee which will be amortized evenly over the life of the contract, and pension benefit increases. In addition, retiree benefit increases include lump sum payments and a $1.25 monthly benefit increase per year of service. The retiree lump sum payments resulted in a charge against GM's 1999 fourth quarter earnings of approximately $408 million after-tax. The other pension benefit increases will be paid out of plan assets.
   The 1999 contract includes job security and sourcing provisions containing an employment floor set at 95% of 1996 employment levels in the event of net outsourcing. It also requires a level of attrition replacement based on a 1999 benchmark minimum employment level, which is reduced by 5% over the life of the contract.
   The 1999 Canadian Auto Workers (CAW) labor agreement was ratified on October 24,1999 covering a three-year term from 1999-2002. The contract included an annual salary increase of 3% per year and an up-front signing bonus of $1,000 Canadian (equivalent to approximately $679 at the December 31, 1999 exchange rate) per active CAW employee, which will be amortized evenly over the life of the contract. In addition, hourly actives and retirees were granted pension benefit increases to be paid out of plan assets. The 1999 labor agreement continues to provide flexibility to cut costs and streamline operations.

Hughes Transactions
   On December 17, 1997, GM and former Hughes completed a series of related transactions (Hughes Transactions) that were designed to address strategic challenges facing the three principal businesses of former Hughes and unlock stockholder value in GM. The Hughes Transactions included the tax-free spin-off of the defense electronics business of former Hughes (Hughes Defense) to holders of $1-2/3 par value and Class H common stocks, which was then followed immediately by the merger of Hughes Defense with Raytheon Company (Raytheon). Concurrently, Delco Electronics Corporation (Delco), the automotive electronics subsidiary of former Hughes, was transferred from former Hughes to Delphi. Finally, Class H common stock was recapitalized into a GM tracking stock, GM Class H common stock, that is linked to the telecommunications and space businesses of Hughes.


                                      II-37
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (concluded)

Hughes Transactions (concluded)
   The spin-off of Hughes Defense and merger with Raytheon had a total value to GM and its stockholders of approximately $9.8 billion that consisted of approximately $4.0 billion cash retained by Hughes from debt proceeds incurred by Hughes Defense prior to its spin-off and $5.8 billion of Hughes Defense Class A common stock distributed to holders of $1-2/3 par value and GM Class H common stock. Substantially all of the proceeds from the debt obligation of Hughes Defense were made available to Hughes. The distribution of Hughes Defense to the $1-2/3 par value and GM Class H common stockholders was recorded by GM at fair value and resulted in the recognition of a $4.3 billion gain that was included in other income. In addition, GM's total stockholders' equity was reduced by approximately $1.5 billion as a result of the Hughes Transactions.
   GM distributed a total of 102,630,503 shares of Class A common stock of Hughes Defense, 44,308,316 shares or 43.2% to $1-2/3 par value stockholders and 58,322,187 shares or 56.8% to GM Class H stockholders, which represented approximately 30% of the total equity of the newly combined Hughes Defense/Raytheon Company. The distribution to GM Class H common stockholders, which had a total value of approximately $3.3 billion, accounted for their tracking stock interest in Hughes Defense valued at approximately $1.5 billion, plus an additional amount to compensate them for the elimination of their tracking stock interest in Delco and other factors valued at approximately $1.8 billion.

NOTE 2.  Discontinued Operations

   Delphi is a diverse  supplier of automotive  systems and  components.  Delphi offers products and services in the areas of electronics and mobile communication; safety, thermal and electrical architecture; and dynamics and propulsion. On February 5, 1999, Delphi completed an initial public offering
(IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999 GM distributed to holders of its $1-2/3 par value common stock 80.1% of the outstanding shares of Delphi, which resulted in
0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares (around 12.4 million shares), to a Voluntary Employee Beneficiary Association (VEBA) trust established by GM to fund benefits to its hourly retirees.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for all periods presented. The financial data of Delphi reflect the historical results of operations and cash flows of the businesses that were considered part of the Delphi business segment of GM during each respective period; they do not reflect many significant changes that will occur in the operations and funding of Delphi as a result of the separation from GM and the IPO. The Delphi financial data classified as discontinued operations reflect the assets and liabilities transferred to Delphi in accordance with the terms of a master separation agreement to which Delphi and GM are parties (the "Separation Agreement"). Delphi and Delco were under the common control of GM during such periods; therefore, the Delphi financial data includes amounts relating to Delco for all periods presented, although Delco was not integrated with Delphi until December 1997.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $12.5 billion, $28.5 billion, and $31.4 billion for the years ended December 31, 1999, 1998, and 1997, respectively. Income (loss) from Delphi discontinued operations of $426 million, $(93) million, and $215 million for the years ended December 31, 1999, 1998, and 1997 is reported net of income tax expense (benefit) of $314 million, $(173) million, and $44 million, respectively.















                                      II-38
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  Discontinued Operations (concluded)

   The net assets of Delphi were as follows (in millions):
                                                         December 31,
                                                             1998
                                                             ----

Current assets                                             $6,405
Property and equipment - net                                4,965
Deferred income taxes and other assets                      4,136
Current liabilities                                        (4,057)
Long-term debt                                             (3,141)
Other liabilities                                          (8,299)
Accumulated translation adjustments                            68
                                                            -----
     Net assets of discontinued operations                    $77
                                                               ==

   In the first quarter of 1999, GM recorded an increase to stockholders' equity of $1.2 billion reflecting a gain, as a result of Delphi's IPO, of $1.7 billion, less the cost of GM's investment in Delphi and the costs of the IPO and establishing Delphi as an independent entity.
   As a result of the complete separation of Delphi by means of the spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) and VEBA trust contribution on May 28, 1999, GM recorded a decrease to stockholders' equity of $5.2 billion in the second quarter of 1999. This amount reflects the elimination of Delphi net assets of $3.4 billion and the allocation to Delphi of pension plan assets and obligations and other related adjustments totaling $1.8 billion (see Note 15 to the GM consolidated financial statements). During the fourth quarter of 1999, GM recorded an increase to stockholders' equity of $585 million as a result of a deferred tax asset established for the increased pension and other postretirement benefit liabilities discussed below.
   In total, the complete separation of Delphi for the year ended December 31, 1999 resulted in a reduction to stockholders' equity of approximately $3.3 billion.
   The Separation Agreement provided that Delphi's U.S. hourly employees would continue to participate in the defined benefit pension plan for hourly workers and other postretirement benefit plans administered by GM until full separation from GM. Generally, Delphi would assume the pension and other postretirement benefit obligations for U.S. hourly employees who retire after October 1, 1999 and GM would retain pension and other postretirement benefit obligations for U.S. hourly employees who retire on or before October 1, 1999. In connection with the 1999 UAW labor contract (see Note 1 to the GM consolidated financial statements), the October 1, 1999 date for Delphi's assumption of these retirement obligations was extended to January 1, 2000.
   The allocation of pension and other postretirement benefit obligations between Delphi and GM assumed certain levels of employee retirements prior to October 1, 1999, based on historical experience and conditions surrounding the separation. Prior to the spin-off, Delphi and GM agreed to recalculate the allocation of those liabilities based on the actual level of retirements on or before October 1, 1999, which was subsequently extended to January 1, 2000 in connection with the 1999 UAW labor contract. Accordingly, if and to the extent that greater than the assumed number of employees retire on or before January 1, 2000, Delphi would be required to make a payment to GM. If and to the extent that less than the assumed number of employees retire on or before January 1, 2000, GM would be required to make a payment to Delphi.
   As of December 31, 1999, the estimate of employee retirements exceeded the amount used in the allocation of GM's and Delphi's pension and other postretirement benefit liabilities at the time of the separation. As a result, GM increased its pension and other postretirement benefit liabilities by $498 million and $1.0 billion, respectively, to reflect the increased estimate of Delphi retirees as of year-end, and recorded a receivable from Delphi for the total $1.5 billion (see Note 12 to the GM consolidated financial statements) in accordance with the terms of the Separation Agreement and the UAW labor contract provision explained above. In addition, interest shall accrue on the outstanding amount until such amount is paid in full, at a rate of 6.75% per annum, as agreed to by both parties. GM received $714 million from Delphi in January 2000 related to this outstanding receivable balance. The finalization of the amount receivable from Delphi will occur in 2000, at which time an adjustment will be recorded. GM does not anticipate that the finalization of these retirement obligations will have a significant effect on its financial position.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3.  Competitiveness Studies (concluded)

   Based on the results of these reviews, GM did not record any pre-tax charges against income in 1999. In 1998 and 1997, GM recorded pre-tax charges against income totaling $224 million ($228 million after-tax, or $0.34 per share of $1-2/3 par value common stock) and $5.1 billion ($3.2 billion after-tax, or $4.36 per share of $1-2/3 par value common stock), respectively. Following are the pre-tax components of the charges:
                                           Years Ended December 31,
                                           ------------------------
                                              1998         1997
                                              ----         ----
                                            (Dollars in Millions)
Underperforming assets,
    including both vehicle and
    component-manufacturing assets           $122        $2,941
Capacity reductions and employee
    separation programs                       102         1,318
Other                                           -           803
                                            -----        ------
    Total                                    $224        $5,062
                                              ===         =====

   In 1998, the pre-tax charges were comprised of $105 million ($80 million after-tax) for GMNA, $82 million ($51 million after-tax) for GMLAAM, and $37 million ($97 million after-tax) for GMAP. Overall, these charges had the effect of increasing 1998 cost of sales, depreciation and amortization, and other expenses by $92 million, $67 million, and $65 million, respectively. In 1997, the pre-tax charges were comprised of $3.8 billion ($2.4 billion after-tax) for GMNA, $848 million ($488 million after-tax) for GME, $174 million ($170 million after-tax) for GMAP, and $205 million ($128 million after-tax) for GM Automotive, Communications Services, and Other Operations' Other segment. These charges reduced 1997 net sales and revenues by $548 million and increased cost of sales, depreciation and amortization, and other expenses by $1.4 billion, $3.0 billion, and $72 million, respectively. Amounts related to capacity reduction and other expenses that were recorded in 1998 and 1997 that still remain as of December 31, 1999 total $795 million. Going forward, GM's future cash requirements relating to the 1998 and 1997 charges are expected to occur primarily over the next five years, with anticipated spending of approximately 61% in 2000 and 15% in 2001.
   In 1998, the amount included for underperforming assets represents charges recorded pursuant to GM's policy for the valuation of long-lived assets. GM re-evaluated the carrying values of its long-lived assets during its annual business planning cycle. This re-evaluation was performed using product specific cash flow information. As a result, the carrying values of certain tooling and other property, plant, and equipment was determined to be impaired as the separately identifiable, anticipated, undiscounted future cash flows from such assets were less than their respective carrying values. The resulting pre-tax impairment charges represented the amount by which the carrying values of such assets exceeded their respective fair market values. The amount included for employee separation programs represents voluntary early retirement and other separation programs affecting approximately 3,300 and 1,150, for GMLAAM and employees involved in the restructuring of the U.S. sales and service field organizations, respectively.
   In 1997, the amount included for underperforming assets, principally tooling, property, plant, and equipment, and investments in joint ventures, represents charges recorded pursuant to GM's policy for the valuation of long-lived assets. The amount included for capacity reductions represents postemployment benefits payable to employees, pursuant to contractual agreements and costs associated with the disposal of assets at facilities subject to capacity reductions. This affects approximately 10,000 employees at GMNA's Buick City Assembly and V-6 Powertrain plants in Flint, Michigan; Detroit Truck Assembly in Detroit, Michigan; and certain GME facilities. Pursuant to some of these actions, additional charges of $74 million ($44 million after-tax) related to work schedule modifications at Opel Belgium were recorded during the second quarter of 1998. The amount included as other primarily represents losses on contracts associated with pricing pressures on used vehicles and the related effect on GM's retail-lease commitments. These pricing pressures are primarily a result of increased industry sales incentives on new vehicles.
   In connection with the 1997 evaluation of long-lived assets, GM reviewed its remaining previously recorded reserve for plant closings and reclassified the reserve to the consolidated balance sheet accounts that reflected the nature of the specified reserve components, primarily the accrual for postemployment benefit costs. Such accrual for postemployment benefit costs, together with certain postemployment benefit costs provided in connection with the 1997 Competitiveness Studies, were adjusted in 1999. Refer to Note 4 to the GM consolidated financial statements for further details.




                                      II-40
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4.  1999 Adjustment of Postemployment Benefit Costs

   In the past, GM recorded liabilities for termination and other postemployment benefits to be paid pursuant to union or other contractual agreements in connection with closed plants in North America. As of December 31, 1998, the total of these liabilities represented approximately 5,500 employees and totaled approximately $1.3 billion. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.
   There were four factors that occurred in 1999 which significantly changed the assumptions previously used in measuring these liabilities: a stronger than expected U.S. vehicle market; a renewed and strengthened relationship between GM and the UAW; higher than expected levels of attrition at Delphi following the 1999 separation of Delphi from GM; and changes to the National Labor Agreement between GM and the UAW, which was ratified in October 1999.
   GM's redeployment assumptions (forecast of excess U.S. hourly employees) are used to evaluate the postemployment benefits liabilities. These assumptions are largely dependent on its forecast for U.S. vehicle production. Due to the unanticipated sustained strength in the U.S. economy, which resulted in 17.4 million units produced in the U.S. in 1999, GM increased its 1999 production, which created unanticipated demand for U.S. hourly employees.
   GM's relationship with the UAW is also a key factor in determining redeployment assumptions. On May 28, 1999, GM successfully completed the separation of Delphi and, subsequently, in October 1999 negotiated a new national labor agreement with the UAW, without any work stoppage.
   The Delphi separation from GM also had a significant impact on GM's redeployment assumptions. The separation of Delphi resulted in approximately 14,000 Delphi U.S. hourly employees electing retirement in order to take advantage of provisions allowing them to retire under GM's retirement program until January 1, 2000. The high level of retirements created a shortage of hourly employees at Delphi which allowed GM to place excess employees from its closed plants into positions at Delphi plants, and limited the number of Delphi employees who could elect to return to open positions at GM.
   The 1999 UAW-GM National Agreement, ratified in October 1999, changed GM's ability to place excess employees from closed plants into open positions at other plants. This change has enabled GM to place workers from closed plants much more quickly than GM management had expected and more quickly than past experience.
   As a result of these factors, in the fourth quarter of 1999, GM reversed postemployment benefits liabilities for employees at closed plants through an adjustment to cost of sales totaling approximately $892 million ($553 million after-tax, or $0.84 earnings per share of $1-2/3 par value common stock). The 1999 adjustment of postemployment benefit costs reflects the decrease in the number of excess employees at December 31, 1999, as compared with December 31, 1998, as well as a shortened duration of benefit payments based on current redeployment assumptions. The remaining liability for postemployment benefits as of December 31, 1999 totals approximately $295 million, representing approximately 2,700 employees, of which approximately $222 million is expected to be paid out in cash over the next three years. The following table summarizes the activity from December 31, 1998 through December 31, 1999 for this liability (dollar amounts in 000's):





                   December 31, 1998         1999 Activity               December 31, 1999
                   -----------------         -------------               -----------------
    Closed          Excess                       Interest                         Excess
     Plant         Employees  Balance   Spending Accretion Adjustment    Balance Employees
     -----         ---------  -------   -----------------------------    -----------------


   Buick City/
     Flint V-6 (1)   2,123   $537,005   $(55,945) $29,378 $(460,219)     $50,219      403
   Kalamazoo         1,254    228,602    (44,923)  12,133  (152,348)      43,464      459
   Flint V-8           876    223,516    (30,106)  11,450  (154,201)      50,659      659
   Van Nuys            396    156,298    (17,425)   7,934   (50,548)      96,259      366
   Tarrytown            79     29,803     (3,351)   1,526   (22,192)       5,786       61
   Framingham           99     20,826     (1,689)   1,150    (3,795)      16,492       91
   Danville             47     18,091     (1,627)     900   (13,710)       3,654       16
   Other               658     72,925    (12,768)   3,235   (35,092)      28,300      615
                    ------ ----------  ---------  -------  --------     --------    -----
     Total           5,532 $1,287,066  $(167,834) $67,706 $(892,105)    $294,833    2,670
                     =====  =========    =======   ======   =======      =======    =====

   (1)The reduction in excess employees at the Buick City assembly and Flint V-6 engine plants was a result of redeployment to other GM and Delphi plants (1,239) and retirement (481).




                                      II-41
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5.  Marketable and Other Securities

   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities of GMAC, which are classified as trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders' equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Investments in marketable securities were as follows (in millions):

                                                  December 31, 1999
                                        --------------------------------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains       Losses
                                        ----      -----    -----       ------
Type of Security
Bonds, notes, and other securities
  United States government
   and governmental
   agencies, and authorities            $533       $528       $-          $5
  States, municipalities,
   and political subdivisions             21         21        -           -
  Corporate debt securities and other  1,154      1,149        1           6
                                       -----      -----        -         ---
Total marketable securities           $1,708     $1,698       $1         $11
                                       =====      =====        =          ==

                                                  December 31, 1998
                                        --------------------------------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains       Losses
                                        ----      -----    -----       ------
Type of Security
Bonds, notes, and other securities
  United States government
   and governmental
   agencies, and authorities            $286       $286      $ -         $ -
  States, municipalities,
   and political subdivisions             11         11        -           -
  Corporate debt securities and other     98        105        7           -
                                        ----        ---        -          --
Total marketable securities             $395       $402       $7         $ -
                                         ===        ===        =          ==

   Debt securities totaling $1.1 billion mature within one year and $590 million mature after one through five years. Proceeds from sales of marketable securities totaled $2.0 billion in 1999, $4.4 billion in 1998, and $10.9 billion in 1997. The gross gains related to sales of marketable securities were $21 million, $17 million, and $121 million in 1999, 1998, and 1997, respectively. The gross losses related to sales of marketable securities were $6 million, $11 million, and $51 million in 1999, 1998, and 1997, respectively.
   Other securities classified as cash equivalents, which consisted primarily of commercial paper, repurchase agreements and certificates of deposit, were $3.4 billion and $9.2 billion at December 31, 1999 and 1998, respectively.

Financing and Insurance Operations
----------------------------------

   Investments in securities were as follows (in millions):
                                                  December 31, 1999
                                        --------------------------------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains       Losses
                                        ----      -----    -----       ------
Type of Security
Bonds, notes, and other securities
  United States government
   and governmental
   agencies, and authorities            $488       $476       $-         $12
  States, municipalities,
   and political subdivisions          1,534      1,540       47          41
  Mortgage-backed securities             480        453       10          37
  Corporate debt securities and other  2,515      2,491       39          63
                                       -----      -----       --         ---
Total debt securities
   available-for-sale                  5,017      4,960       96         153
  Mortgage-backed securities held for
    trading purposes                   2,889      2,889        -           -
                                       -----      -----     ----       -----
Total debt securities                  7,906      7,849       96         153
Equity securities                        685      1,261      634          58
                                      ------      -----      ---        ----
  Total investment in securities      $8,591     $9,110     $730        $211
                                       =====      =====      ===         ===

                                      II-42
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5.  Marketable and Other Securities (concluded)

                                                  December 31, 1998
                                        --------------------------------------
                                                   Fair  Unrealized  Unrealized
                                        Cost      Value    Gains       Losses
                                        ----      -----    -----       ------
Type of Security
Bonds, notes, and other securities
  United States government
   and governmental
   agencies, and authorities            $445       $456      $12          $1
  States, municipalities,
   and political subdivisions          1,495      1,600      117          12
  Mortgage-backed securities             415        383        6          38
  Corporate debt securities and other  1,895      1,926       66          35
                                       -----      -----     ----          --
Total debt securities
   available-for-sale                  4,250      4,365      201          86
  Mortgage-backed securities held for
    trading purposes                   3,173      3,173        -           -
                                       -----      -----    -----        ----
Total debt securities                  7,423      7,538      201          86
Equity securities                        779      1,210      534         103
                                      ------      -----      ---         ---
  Total investment in securities      $8,202     $8,748     $735        $189
                                       =====      =====      ===         ===

   Debt securities totaling $940 million mature within one year, $1.5 billion mature after one through five years, $1.1 billion mature after five years through 10 years, and $4.3 billion mature after 10 years. Proceeds from sales of marketable securities totaled $2.9 billion in 1999, $3.6 billion in 1998, and $2.7 billion in 1997. The gross gains related to sales of marketable securities were $292 million, $218 million, and $176 million in 1999, 1998, and 1997, respectively. The gross losses related to sales of marketable securities were $126 million, $49 million, and $45 million in 1999, 1998, and 1997, respectively.
   Other securities classified as cash equivalents, which consisted primarily of commercial paper, repurchase agreements, and certificates of deposit, were $119 million and $155 million at December 31, 1999 and 1998, respectively.

NOTE 6.  Finance Receivables - Net

   Finance receivables - net included the following (in millions):
                                                           December 31,
                                                       --------------------
                                                        1999          1998
                                                        ----          ----
U.S.
   Retail                                            $35,608        $33,321
   Wholesale                                          17,717         17,722
   Commercial                                          2,383             71
   Leasing and lease financing                           627            632
   Term loans to dealers and others                    8,774          4,853
                                                      ------         ------
     Total U.S.                                       65,109         56,599
                                                      ------         ------
Canada, Mexico, and Other International
   Retail                                             10,428          9,337
   Wholesale                                           6,270          6,668
   Commercial                                          1,167              -
   Leasing and lease financing                         2,054          2,023
   Term loans to dealers and others                      866            857
                                                      ------         ------
     Total Canada, Mexico, and Other International    20,785         18,885
                                                      ------         ------
        Total finance receivables                     85,894         75,484
   Less- Unearned income                              (4,153)        (4,027)
     Allowance for financing losses                   (1,114)        (1,021)
                                                      ------         ------
     Total finance receivables - net                 $80,627        $70,436
                                                      ======         ======

   The aggregate amount of total finance receivables maturing in each of the five years following December 31, 1999 is as follows: 2000-$46.1 billion; 2001-$15.5 billion; 2002-$13.3 billion; 2003-$6.4 billion; 2004-$2.9 billion;
and 2005 and thereafter-$1.7 billion.






                                      II-43
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6.  Finance Receivables - Net (concluded)

   GMAC participates in various sales of receivables programs and has sold retail finance receivables through special purpose subsidiaries with principal aggregating $5.1 billion in 1999 and $1.6 billion in 1998. These subsidiaries generally retain a subordinated investment of no greater than 7.0% of the total receivables pool and market the remaining portion. Pre-tax gains relating to such sales amounted to $64 million in 1999 and $31 million in 1998. GMAC's sold retail finance receivables servicing portfolio amounted to $5.6 billion and $4.0 billion at December 31, 1999 and 1998, respectively.
   GMAC has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $8.4 billion and $3.3 billion at December 31, 1999 and 1998, respectively. GMAC is committed to sell eligible wholesale receivables arising in certain dealer accounts.
   GMAC's interest-only strip receivables cash flows, cash deposits, and other related amounts are generally restricted assets and subject to limited recourse provisions.

NOTE 7.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (in millions):
                                                           December 31,
                                                      ----------------------
                                                           1999         1998
                                                      ---------    ---------
Productive material, work in process, and supplies       $5,505       $5,377
Finished product, service parts, etc.                     7,023        6,962
                                                        -------      -------
  Total inventories at FIFO                              12,528       12,339
   Less LIFO allowance                                    1,890        1,902
                                                        -------      -------
     Total inventories (less allowances)                $10,638      $10,437
                                                         ======       ======

   Inventories are stated generally at cost, which is not in excess of market. The cost of substantially all U.S. inventories other than the inventories of Saturn Corporation (Saturn) and Hughes is determined by the last-in, first-out
(LIFO) method. The cost of non-U.S., Saturn and Hughes inventories is determined generally by either the first-in, first-out (FIFO) or average cost methods.

NOTE 8.  Equipment on Operating Leases

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

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

  Equipment on operating leases and other assets was as follows (in millions):

                                              December 31,
                                              ------------
                                            1999      1998
                                            ----      ----
   Equipment on operating leases         $10,754      $9,064
   Less accumulated depreciation          (1,099)       (935)
                                          ------      ------
     Net book value                       $9,655      $8,129
                                           =====       =====

   Current                                $5,744      $4,954
   Noncurrent (Note 12)                    3,911       3,175
                                           -----       -----
     Net book value                       $9,655      $8,129
                                           =====       =====

Financing and Insurance Operations
----------------------------------

   Equipment on operating leases included in investment in leases and other receivables was as follows (in millions):
                                              December 31,
                                         ---------------------
                                            1999        1998
                                            ----        ----
   Equipment on operating leases         $41,522     $35,952
   Less accumulated depreciation          (8,336)     (6,965)
                                          ------      ------
   Net book value                        $33,186     $28,987
                                          ======      ======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 1999 are as follows:
Automotive, Communications Services, and Other Operations - 2000-$2.2 billion; 2001-$626 million; 2002-$575 million; 2003-$539 million; and 2004-$503 million;
Financing and Insurance Operations - 2000-$6.8 billion; 2001-$4.6 billion; 2002-$2.0 billion; 2003-$200 million; and 2004-$27 million.
                                      II-44
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.  Income Taxes

   Income from continuing operations before income taxes and minority interests included the following (in millions):
                                                   Years Ended December 31,
                                                 ----------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----

U.S. income                                    $4,156      $1,783      $3,536
Foreign income                                  4,891       3,161       4,033
                                                -----       -----       -----
  Total                                        $9,047      $4,944      $7,569
                                                =====       =====       =====

   The provision for income taxes was estimated as follows (in millions):

                                                   Years Ended December 31,
                                                 ----------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----

Income taxes estimated to be payable currently
   U.S. federal                                  $156         $83        $458
   Foreign                                      1,368       1,952       1,590
   U.S. state and local                           308         295         166
                                               ------      ------      ------
     Total payable currently                    1,832       2,330       2,214
                                                -----       -----       -----
Deferred income tax expense (credit) - net
   U.S. federal                                 1,026         373        (552)
   Foreign                                        244        (852)       (349)
   U.S. state and local                            34        (196)       (261)
                                               ------         ---      ------
     Total deferred                             1,304        (675)     (1,162)
                                                -----         ---       -----
Investment tax credits                            (18)        (19)        (27)
                                              -------     -------     -------
      Total income taxes                       $3,118      $1,636      $1,025
                                                =====       =====       =====

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed essentially permanently reinvested, of $13.2 billion at December 31, 1999 and $9.8 billion at December 31, 1998. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (in millions):

                                                   Years Ended December 31,
                                                 ----------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----

Tax at U.S. federal statutory income tax rate  $3,166      $1,730      $2,649
Hughes Defense spin-off                             -           -      (1,494)
Foreign rates other than 35%                     (109)          1        (154)
Taxes on unremitted earnings of subsidiaries      138          92          73
Tax credits                                      (207)       (203)       (161)
Subsidiary settlement of affirmative
  claim with IRS                                    -         (92)          -
Other adjustments                                 130         108         112
                                                -----       -----       -----
    Total income tax                           $3,118      $1,636      $1,025
                                                =====       =====       =====

   Deferred income tax assets and liabilities for 1999 and 1998 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured by tax laws. The net deferred tax asset in the U.S. was $16.1 billion and $17.9 billion at December 31, 1999 and 1998, respectively.







                                      II-45
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.  Income Taxes (concluded)

   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (in millions):
                                                      December 31,
                                                     -------------
                                                1999              1998
                                                ----              ----
                                            Deferred Tax       Deferred Tax
                                            ------------       ------------
                                       Assets   Liabilities  Assets  Liabilities
                                       ------   -----------  ------- -----------

Postretirement benefits other
   than pensions                      $14,351        $ -   $14,560        $ -
Minimum pension liability adjustment      897          -     3,054          -
Employee benefit plans                  2,292      7,596     1,063      5,816
Policy and warranty reserves            2,471          -     2,534          -
Sales and product reserves              2,587          -     2,176          -
Profits on long-term contracts            105        213       146        156
Alternative minimum tax
   credit carryforwards                   845          -       690          -
Depreciation and amortization expense     577      3,696       594      3,263
Capitalized research and experimentation  358          -        82          -
U.S. state net operating loss
   carryforwards                          529          -       559          -
Financing losses                          424          -       407          -
Tax credit carryforwards                1,452          -       879          -
Lease transactions                          -      3,844         -      3,624
Tax on unremitted profits                   -        225         -        330
Other U.S.                              6,189      3,811     5,461      2,850
Miscellaneous foreign                   3,233        887     2,763        922
                                      -------    -------   -------    -------
  Subtotal                             36,310     20,272    34,968     16,961
Valuation allowances                     (789)         -      (607)         -
                                      -------    -------   -------    -------
     Total deferred taxes             $35,521    $20,272   $34,361    $16,961
                                       ======     ======    ======     ======

   Realization of the net deferred tax assets is dependent on future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing temporary differences and carryforwards. Although realization is not assured, management believes that it is more likely than not that the net deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if actual future income taxes are lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.
   The alternative minimum tax credit can be carried forward indefinitely. The U.S. state net operating loss carryforwards will expire in the years 2000 - 2014 and 2018 - 2019 if not used; however, a substantial portion will not expire until after the year 2004. The other tax credit carryforwards will expire in the years 2004, 2010 - 2012, and 2018 - 2019 if not used.

NOTE 10.  Property - Net

   Property  -  net  included  the  following  for  Automotive,   Communications
Services, and Other Operations (in millions):

                                              Estimated       December 31,
                                                Useful      ----------------
                                             Lives (Years)  1999        1998
                                             -------------  ----        ----
  Land                                            -         $751        $714
  Land improvements                            7-30        1,682       1,709
  Leasehold improvements - less amortization   2-10          225         207
  Buildings                                   29-40       11,779      11,425
  Machinery and equipment                      3-30       39,650      39,914
  Furniture and office equipment               3-20        1,092         925
  Capitalized leases                           5-40          811       1,026
  Construction in progress                        -        3,787       3,645
                                                         -------     -------
    Real estate, plants, and equipment                    59,777      59,565
    Less accumulated depreciation                        (34,363)    (34,641)
                                                          ------      ------
      Real estate, plants, and equipment - net            25,414      24,924
      Special tools - net                                  7,365       7,298
                                                         -------     -------
        Total property - net                             $32,779     $32,222
                                                          ======      ======
                                      II-46
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10.  Property - Net (concluded)

   Financing and Insurance Operations had net property of $496 million and $386 million recorded in other assets at December 31, 1999 and 1998, respectively.

NOTE 11.  Intangible Assets - Net

   Intangible assets - net included the following for Automotive, Communications Services, and Other Operations (in millions):
                                                              December 31,
                                                           ------------------
                                                            1999        1998
                                                            ----        ----
Pensions                                                    $713      $6,434
Intangible assets relating to acquisition of HAC             409         427
Goodwill relating to all other acquisitions                7,405       3,133
                                                           -----      ------
   Total intangible assets - net                          $8,527      $9,994
                                                           =====       =====

   Intangible assets related to pensions decreased due to the hourly pension plan becoming fully funded in 1999 (see Note 15 to the GM consolidated financial statements).
   Intangible  assets  relating to the  acquisition of Hughes  Aircraft  Company
(HAC) are applicable to Hughes. Such intangible assets relate to patents and related technology and other intangible assets that were originally recorded in 1985.
   Goodwill relating to all other acquisitions includes approximately $3.1 billion associated with Hughes' 1997 merger with, and additional 1998 investment in, PanAmSat Corporation as well as approximately $3.5 billion associated with Hughes' acquisitions of PRIMESTAR, Tempo Satellite assets, United States Satellite Broadcasting Company, Inc. (USSB), and Galaxy Brazil in 1999.
   Financing and Insurance Operations had net intangible assets of $2.9 billion and $855 million recorded in other assets at December 31, 1999 and 1998, respectively. This increase primarily relates to the acquisition of the asset-based lending and factoring business unit of The Bank of New York in 1999.

NOTE 12.  Other Assets

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Other assets included the following (in millions):
                                                              December 31,
                                                          --------------------
                                                          1999            1998
                                                          ----            ----
Equipment on operating leases - noncurrent (Note 8)     $3,911          $3,175
Notes receivable from Delphi (Note 2)                    1,538           3,141
Investments in equity securities (1)                     1,970           1,088
U.S. prepaid pension assets (Note 15)                   15,267           5,903
Deferred charges                                           833           1,579
Other                                                    1,839           1,176
                                                        ------          ------
   Total other assets                                  $25,358         $16,062
                                                        ======          ======
----------------
(1)Amounts represent the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM's intent to hold these securities for greater than one year. Balances include historical costs of $1.3 billion and $989 million with unrealized gains of $687 million and $109 million and unrealized losses of $36 million and $10 million at December 31, 1999 and 1998, respectively.












                                      II-47
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12.  Other Assets (concluded)

Financing and Insurance Operations
----------------------------------

   Other assets included the following (in millions):
                                                              December 31,
                                                          --------------------
                                                          1999            1998
                                                          ----            ----
Mortgage servicing rights                               $3,422          $2,435
Real estate mortgage - held for sale                     5,678           7,970
                     - held for investment               1,497           1,297
                     - lending receivables               1,801           2,064
Other mortgage - related assets                          1,094             723
Receivables purchased from factored clients                765               -
Due and deferred from receivables sales                    742             454
Rental car buybacks                                        712             658
Intangible assets                                        2,898             855
Other                                                    2,703           2,694
                                                        ------          ------
   Total other assets                                  $21,312         $19,150
                                                        ======          ======


NOTE 13.  Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Accrued expenses, other liabilities, and deferred income taxes included the following (in millions):
                                                              December 31,
                                                          --------------------
                                                          1999            1998
                                                          ----            ----

Warranties, dealer and customer allowances,
   claims, and discounts                               $15,284         $14,634
Deferred revenue                                         9,504           8,548
Payrolls and employee benefits (excludes postemployment) 5,211           6,436
Unpaid losses under self-insurance programs              1,923           1,774
Taxes, other than income taxes                           1,084             942
Interest                                                 1,542           1,227
Income taxes                                             1,006             368
Deferred income taxes                                    2,926           2,635
Postemployment benefits                                  1,802           3,110
Other                                                    9,998           8,681
                                                        ------          ------
  Total accrued expenses, other liabilities,
    and deferred income taxes                          $50,280         $48,355
                                                        ======          ======

Financing and Insurance Operations
----------------------------------

   Other liabilities and deferred income taxes included the following
(in millions):
                                                             December 31,
                                                         ---------------------
                                                          1999            1998
                                                          ----            ----

Unpaid insurance losses, loss adjustment
  expenses, and unearned
  insurance premiums                                    $3,811          $3,918
Postemployment benefits                                    722             704
Income taxes                                               439             552
Deferred income taxes                                    3,730           2,910
Interest                                                 1,602           1,276
Other                                                      978             644
                                                        ------          ------
  Total other liabilities and deferred income taxes    $11,282         $10,004
                                                        ======          ======









                                      II-48
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14.  Long-Term Debt and Loans Payable

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

  Long-term debt and loans payable were as follows (in millions):

                                                              December 31,
                                        Weighted-Average    ----------------
                                        Interest Rate(1)    1999        1998
                                        ----------------    ----        ----
Long-term debt and loans payable
   Payable within one year
     Current portion of long-term debt      6.3%            $681        $256
     Commercial paper (2)                   5.8%             405         381
     All other (2)                          4.8%             905         567
   Payable beyond one year
     2000                                    -                 -         759
     2001                                   9.0%             438         419
     2002                                   4.7%             848          36
     2003                                   4.9%             603         595
     2004                                   1.3%             510          12
     2005 and after                        10.8%           5,045       5,314
   Unamortized discount                                      (29)        (17)
                                                           -----       -----
        Total long-term debt and loans payable            $9,406      $8,322
                                                           =====       =====
----------------
(1) The 1999 weighted-average interest rate for commercial paper includes the impact of interest rate swap agreements.
(2) The 1998 weighted-average interest rate for commercial paper and other short-term borrowings was 5.7% and 8.2%, respectively.

   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 1999 included $742 million in currencies other than the U.S. Dollar, primarily the Brazilian Real ($152 million), the Canadian Dollar ($60 million), the Swiss Franc ($12 million), and the Japanese Yen ($488 million).
   At December 31, 1999 and 1998, long-term debt and loans payable for Automotive, Communications Services, and Other Operations included $7.4 billion and $7.2 billion, respectively, of obligations with fixed interest rates and $2.0 billion and $1.1 billion, respectively, of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate - i.e., LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance, between fixed and variable rate debt, within prescribed limits, GM has entered into interest rate swap and cap agreements. The notional amounts of such agreements as of December 31, 1999 for Automotive, Communications Services, and Other Operations were approximately $600 million ($400 million pay variable and $200 million pay fixed) and $100 million, respectively. The notional amounts of such agreements as of December 31, 1998 were approximately $1.8 billion ($600 million pay variable and $1.2 billion pay fixed), and $100 million, respectively.
   GM and its subsidiaries maintain substantial bank lines of credit with various banks that totaled $9.6 billion at December 31, 1999, of which $3.9 billion represented short-term credit facilities and $5.7 billion represented long-term credit facilities. At December 31, 1998, bank lines of credit totaled $14.5 billion, of which $6.7 billion represented short-term credit facilities and $7.8 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $3.5 billion and $4.8 billion at December 31, 1999, compared with $6.2 billion and $7.2 billion at December 31, 1998. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 1999.











                                      II-49
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14.  Long-Term Debt and Loans Payable (concluded)

Financing and Insurance Operations
-----------------------------------

  Debt was as follows (in millions):
                                                             December 31,
                                        Weighted-Average    ----------------
                                        Interest Rate(1)    1999        1998
                                        ----------------    ----        ----
Debt
  Payable within one year
     Current portion of debt                6.6%         $14,996     $12,701
     Commercial paper (2)                   5.8%          33,229      34,487
     All other (2)                          4.6%          18,727      15,208
  Payable beyond one year
     2000                                     -                -      13,154
     2001                                   6.0%          16,854      10,322
     2002                                   5.7%          15,100       8,561
     2003                                   6.1%           8,786       7,919
     2004                                   6.6%           5,550       1,208
     2005 and after                         7.4%           9,662       4,864
  Unamortized discount                                      (622)       (671)
                                                       ---------   ---------
     Total debt                                         $122,282    $107,753
                                                         =======     =======

----------------
(1) The 1999 weighted-average interest rate for commercial paper includes the impact of interest rate swap agreements.
(2) The 1998 weighted-average interest rate for commercial paper and other short-term borrowings was 5.3% and 7.5%, respectively.

   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 1999 included $10.3 billion in currencies other than the U.S. Dollar, primarily the Canadian Dollar ($5.5 billion), the Euro ($1.9 billion), the U.K. Pound Sterling ($1.5 billion), and the Australian Dollar ($1.0 billion).
   At December 31, 1999 and 1998, debt for Financing and Insurance Operations included $78.3 billion and $72.8 billion, respectively, of obligations with fixed interest rates and $44.0 billion and $35.0 billion, respectively, of obligations with variable interest rates (predominantly based on the London Interbank Offering Rate - i.e., LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance, between fixed and variable rate debt, within prescribed limits, GM has entered into interest rate swap, cap, floor, and option agreements. The notional amounts of such agreements as of December 31, 1999 for financing and insurance operations were approximately $26.1 billion ($18.1 billion pay variable and $8.0 billion pay fixed), $483 million, $93 million, and $0, respectively. The notional amounts for interest rate swap, cap, floor, and option agreements as of December 31, 1998, were approximately $13.2 billion ($9.5 billion pay variable and $3.7 billion pay fixed), $400 million, $1.0 billion, and $1.0 billion, respectively.
   GM's financing and insurance subsidiaries maintain substantial bank lines of credit with various banks that totaled $46.9 billion at December 31, 1999, of which $16.8 billion represented short-term credit facilities and $30.1 billion represented long-term credit facilities. At December 31, 1998, bank lines of credit totaled $44.3 billion, of which $17.3 billion represented short-term credit facilities and $27.0 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $6.3 billion and $29.3 billion at December 31, 1999 compared with $7.5 billion and $25.7 billion at December 31, 1998. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 1999.











                                      II-50
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15.  Pensions and Other Postretirement Benefits

   GM has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and salary history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   The measurement dates used for the principal U.S. pension plans of the Corporation and Hughes were December 31 and December 1, respectively. For non-U.S. pension plans, the measurement dates were December 1 for Canadian plans and October 1 for other foreign plans.
   Pension plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, the Corporation's $1-2/3 par value common stock (valued as of the 1999 measurement date at $4.2 million), and EDS common stock (valued as of the 1999 measurement date at $4.7 billion). In March 1995, under the terms of an agreement between the Corporation and the Pension Benefit Guarantee Corporation
(PBGC), the Corporation contributed to the GM Hourly-Rate Employees Pension Plan (Hourly Plan) 173.2 million shares of Class E common stock valued at $6.3 billion on such date. Subsequent to the split-off of EDS, the Class E stock held by the Hourly Plan was exchanged for EDS common stock. The trustees for the Hourly Plan have, from time-to-time, sold shares of former Class E common stock and EDS common stock, with the effect of reducing the number of shares of EDS common stock held by the Hourly Plan.
   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made pension contributions to the U.S. hourly and salary plans of $794 million in 1999, $1.1 billion in 1998, and $1.5 billion in 1997. In addition, GM made pension contributions to all other U.S. plans of $67 million, $51 million, and $35 million in 1999, 1998, and 1997, respectively.
   Additionally, GM maintains hourly and salary benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Postretirement plan assets in GM's VEBA trust are invested primarily in fixed income securities.
   Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15.  Pensions and Other Postretirement Benefits (continued)
                                 U.S. Plans     Non-U.S. Plans
                              Pension Benefits Pension Benefits  Other Benefits
                              ---------------- ----------------  ---------------
                              1999     1998    1999     1998     1999     1998
                              ----     ----    ----     ----     ----     ----
Change in benefit obligations                   (in millions)
Benefit obligation at
   beginning of year       $76,963  $73,570 $10,283   $9,824  $47,346  $44,294
Service cost                 1,007    1,270     202      214      502      663
Interest cost                4,722    4,974     604      643    2,802    3,113
Plan participants'
   contributions                37       43      29       28       41       31
Amendments                   5,326      208     381       81        4        -
Actuarial (gains)/losses    (4,565)   1,973    (700)      92       32    1,622
Benefits paid               (5,636)  (5,196)   (391)    (349)  (2,368)  (2,287)
Divestitures-Delphi
   Spin-Off                 (4,652)       -       -        -   (3,590)       -
Curtailment charges
   and other                    67      121    (680)    (250)     (86)     (90)
                            ------   ------   ----    ------  -------   ------
   Benefit obligation
     at end of year         73,269   76,963   9,728   10,283   44,683   47,346
                            ------   ------   -----   ------   ------   ------
Change in plan assets
Fair value of plan assets
   at beginning of year     75,007   72,280   5,976    6,075    4,574    3,000
Actual return on plan
   assets                   13,582    6,438     965      328      207      249
Employer contributions         861    1,151     566      206    1,970    1,700
Plan participants'
   contributions                37       43      29       28        -        -
Benefits paid               (5,636)  (5,196)   (391)    (349)    (460)    (375)
Divestitures-Delphi
   Spin-Off                 (3,369)       -       -        -        -        -
Settlement charges and
   other                       (20)     291     (83)    (312)       -        -
                            ------   ------   -----    -----    -----    -----
   Fair value of plan assets at end
     of year                80,462   75,007   7,062    5,976    6,291    4,574
                            ------   ------   -----    -----    -----    -----
Funded status                7,193   (1,956) (2,666)  (4,307) (38,392) (42,772)
Unrecognized actuarial
   (gain)/loss              (2,463)  10,368     586    1,880    1,842    2,209
Unrecognized prior service
   cost                      9,850    7,064   1,048      764      212     (448)
Unrecognized transition
   (asset) obligation          (47)     (64)     52       48        -        -
                            ------   ------   -----    -----  -------  -------
Net amount recognized
   including discontinued
   operations               14,533   15,412   $(980)  (1,615) (36,338) (41,011)
Discontinued operations          -    1,635       -        -           -  4,573
                            ------   ------     ---    -----   ------   ------
   Net amount recognized   $14,533  $17,047   $(980) $(1,615)$(36,338)$(36,438)
                            ======   ======     ===    =====   ======   ======
Amounts recognized in the
   consolidated balance
   sheets consist of:
     Prepaid benefit cost  $15,267   $5,903    $809     $898     $  -     $  -
     Accrued benefit
       liability              (815)  (2,181) (2,612)  (3,814) (36,338) (36,438)
     Intangible asset           13    5,961     700      504        -        -
     Accumulated other
       comprehensive
       income                   68    7,364     123      797        -        -
                            ------   ------     ---    -----   ------   ------
     Net amount recognized $14,533  $17,047   $(980) $(1,615)$(36,338)$(36,438)
                            ======   ======     ===    =====   ======   ======
   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $7.3 billion, $6.8 billion, and $3.5 billion, respectively, as of December 31, 1999, and $56.7 billion, $56.0 billion, and $47.8 billion, respectively, as of December 31, 1998.


                                   U.S. Plans           Non-U.S. Plans
                                Pension Benefits       Pension Benefits       Other Benefits
                                ----------------       ----------------       --------------
                              1999    1998    1997   1999    1998   1997    1999    1998   1997
                              ----    ----    ----   ----    ----   ----    ----   -----   ----
                                                         (in millions)
Components of expense
Service cost                $1,007  $1,270  $1,332   $202   $214    $191    $502    $663   $639
Interest cost                4,722   4,974   5,261    604    643     633   2,802   3,113  3,128
Expected return on plan
  assets                    (6,726) (6,815) (6,630)  (526)  (516)   (524)   (377)   (286)     -
Amortization of prior
  service cost                 926   1,173   1,170     99     99      99    (104)   (116)  (116)
Amortization of transition
  asset                        (37)    (44)    (85)   (17)   (17)    (20)      -       -      -
Recognized net actuarial loss  348     331     308     79     75      60     124      97     72
Discontinued operations        (98)   (279)   (422)     -      -       -       -    (966)(1,047)
Curtailments, settlements,
  and other                  2,351     207      53     22     48       2       -       -     (2)
Discontinued operations     (2,251)   (130)    (18)     -      -       -       -       -      -
                             -----     ---    ----    ---    ---   -----   -----    ----   ----
Net expense                   $242    $687    $969   $463   $546    $441  $2,947  $2,505 $2,674
                              ====     ===     ===    ===    ===     ===   =====   =====  =====

                                      II-52
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15.  Pensions and Other Postretirement Benefits (concluded)

                                   U.S. Plans           Non-U.S. Plans
                                Pension Benefits       Pension Benefits       Other Benefits
                                ----------------       ----------------       --------------
                              1999    1998    1997   1999    1998   1997    1999    1998   1997
                              ----    ----    ----   ----    ----   ----    ----   -----   ----

Weighted-average assumptions
Discount rate                  7.8%    6.8%    7.0%   7.1%   6.4%    6.8%    7.7%    6.7%   7.2%
Expected return on plan
  assets                      10.0%   10.0%   10.0%   9.0%   9.2%    9.2%    8.3%    7.7%     -
Rate of compensation increase  5.0%    5.0%    5.0%   4.0%   3.5%    4.1%    4.4%    4.4%   4.4%

   For measurement purposes, an approximate 8.8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease on a linear basis to 5.0% through 2006 and remain at that level thereafter.
   A one percentage point increase in the assumed health care trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $4.6 billion at December 31, 1999, and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1999 by $443 million. A one percentage point decrease would have decreased the APBO by $3.9 billion and decreased the aggregate service and interest cost components of non-pension postretirement benefit expense for 1999 by $368 million.
   The allocation of pension and other postretirement benefit obligations between Delphi and GM assumed certain levels of employee retirements prior to October 1, 1999, based on historical experience and conditions surrounding the separation (see Note 2 to the GM consolidated financial statements). Prior to the spin-off, Delphi and GM agreed to recalculate the allocation of those liabilities based on the actual level of retirements on or before October 1, 1999, which was subsequently extended to January 1, 2000 in connection with the 1999 UAW labor contract. Accordingly, if and to the extent that greater than the assumed number of employees retire on or before January 1, 2000, Delphi would be required to make a payment to GM. If and to the extent that less than the assumed number of employees retire on or before January 1, 2000, GM would be required to make a payment to Delphi.
   GM has disclosed in the consolidated financial statements certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "accumulated postretirement benefit obligations," "liabilities," or "obligations." Notwithstanding the recording of such amounts and the use of these terms, GM does not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of GM (other than pensions) represent legally enforceable liabilities of GM.

NOTE 16.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable operating leases having terms in excess of one year primarily for real property: 2000-$565 million; 2001-$488 million; 2002-$423 million; 2003-$396 million; 2004-$306 million; and $1.1 billion in 2005 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $825 million in 1999 and $826 million in 1998 and 1997.
   GM sponsors a credit card program, entitled the GM Card program, that offers rebates that can be applied against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders at December 31, 1999, 1998, and 1997 was $3.7 billion, $3.7 billion, and $3.5 billion, respectively. Provisions for GM Card rebates are recorded as reductions in revenues at the time of vehicle sale.
   As part of a marketing agreement entered into with America Online, Inc. (AOL) on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo.
   On December 10, 1999, GM and Fuji Heavy Industries Ltd. (Fuji) entered into an Agreement of Strategic Alliance (the "Alliance Agreement") in which GM will subscribe for and purchase a number of newly-issued shares of Fuji's voting common stock, par value 50 yen ((Y)50) per share, which shall equal an equity interest in Fuji of 20% on a fully diluted basis, at the time of payment. This investment will be accounted for using the equity method of accounting and Fuji will remain an independent company with GM as its largest shareholder. The transaction is expected to be completed during the second quarter of 2000 at an estimated price of $1.2 billion. This Alliance Agreement will allow GM and Fuji to collaborate in the design, development and manufacturing of cars, trucks, and related technology.



                                      II-53
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 16.  Commitments and Contingent Matters (continued)

Contingent Matters
   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. If Hughes were to enter into a settlement of this matter prior to the closing of The Boeing Company (Boeing) transaction (see Note 27 to the GM consolidated financial statements) that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its business. However, there can be no assurance as to such a favorable outcome.
   In connection with the 1997 spin-off of Hughes Defense and the subsequent merger with Raytheon, the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. Disputes currently exist regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Raytheon and Hughes are now proceeding with the dispute resolution processes as to these matters. It is possible that ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the disputes through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that Hughes has proposed.
   General Electric Capital Corporation (GECC) and DIRECTV, Inc. (DIRECTV) entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing, and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on its results of operations or financial position. Pretrial discovery is completed. No specific trial date has been set, but a trial may be held in 2000.
   Hughes Space  and  Communications  International  (HSCI),   a wholly   owned
subsidiary of Hughes Space and Communications Company, has certain contracts with ICO Global Communications Operations (ICO Global) to build the satellites and related components for a global wireless communications system. Hughes owns approximately 2.6% of the equity in ICO's parent company, ICO Global Communications (Holdings) (ICO) (which Hughes has agreed to sell to Boeing as part of the sale of Hughes' satellite systems manufacturing businesses) (see
Note 27 to the GM consolidated financial statements). On August 27, 1999, ICO filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On December 3, 1999, the U.S. Bankruptcy Court in this case granted final approval of debtor-in-possession financing in the amount of $500 million to a group led by Craig McCaw, the Chairman of Teledesic LLC, a company establishing a global broadband Internet-in-the-Sky satellite communications network. In October 1999, McCaw and his group also agreed to provide an additional $700 million in financing upon ICO's emergence from bankruptcy court protection, to the extent that this financing is not provided by other investors. This exit financing is expected to be completed in mid-2000, upon court approval and consummation of the ICO reorganization plan. There can be no assurance when the consummation of the reorganization plan will occur or if ICO will be successful in confirming any plan of reorganization. If it is unable to do so the most likely outcome would be a liquidation proceeding. In the event that liquidation becomes probable, Hughes would expect to record a pre-tax charge to income of up to approximately $350 million. A portion of the purchase price to be paid by Boeing will be placed in escrow under certain circumstances if prior to completing this sale to Boeing, Hughes' contracts with ICO are not assumed by ICO with bankruptcy court approval or new similar contracts are not entered into with bankruptcy court approval.
   On June 3, 1999, the National Rural Telecommunications Cooperative (NRTC) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together "DIRECTV") in the United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "DBS Agreement") with the NRTC. The DBS Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes.


                                      II-54
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 16.  Commitments and Contingent Matters (concluded)

Contingent Matters (concluded)
DIRECTV maintains that the NRTC's right under the DBS Agreement is to market and sell the former USSB programming as its agent and is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Agreement.
   On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV in which it alleges that DIRECTV has breached the agreement it has with NRTC. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims.
   Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in United States District Court in Los Angeles. The plaintiffs allege, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs plead that their rights and damages are derivative of the rights and claims asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also allege that DIRECTV has interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. DIRECTV denies that it has wrongly interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached in the NRTC and Pegasus litigation that could be material to Hughes' results of operations or financial position.
   In Anderson, et al v. General Motors Corporation, a jury in a Los Angeles Superior Court returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision fuel fed fire in a 1979 Chevrolet Malibu. In post-trial developments, the trial court has reduced the punitive damages from $4.8 billion to $1.1 billion and has entered an order which stays execution of the judgment pending resolution of all appeals by GM and has released the bond GM had posted for the punitive and compensatory damages (the cost of which was not material to the Corporation). GM continues to pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.
   In connection with GM's disposition of certain businesses (including Delphi), GM has granted the UAW guarantees covering benefits to be provided to certain former U.S. hourly employees of GM who became employees of the disposed businesses. These guarantees have limited terms that do not extend beyond October 2007. In connection with such guarantees relating to certain of Delphi's U.S. hourly employees, GM and Delphi entered into an agreement, the provisions of which are designed to prevent or mitigate the risk that GM's guarantee relating to Delphi's employees would ever be called upon, or, if it is, any payments thereunder by GM would result in the obligation of Delphi to indemnify and hold GM harmless as to such amounts. GM believes that the likelihood it will make payments under any of these various guarantees is remote and that if such payments are made they will not be material to GM's financial position or results of operations.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at December 31, 1999. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

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

                                      II-55
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 17.  Preferred Securities of Subsidiary Trusts (concluded)

   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (Trusts) of the common securities of such Trusts, which represent approximately 3% of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Series D Trust's sole assets its 8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 and as the Series G Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($79 million with respect to the Series D Debentures and $131 million with respect to the Series G Debentures).
   The Series D Debentures are redeemable, in whole or in part, at GM's option on or after August 1, 1999, at a redemption price equal to 100% of the outstanding principal amount of the Series D Debentures plus accrued and unpaid interest. The Series D Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series D Debentures (see Note 27 to the GM consolidated financial statements).
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets. GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.

-------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

NOTE 18.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 1997 to December 31, 1999 (in millions):

                                                       Common Stocks
                                          -----------------------------------     Total
                              Preference    $1-2/3                               Capital
                               Stocks(1)  par value   Class H(2)   Class H(3)     Stock
                               ---------  ---------   ----------   ----------     -----

Balance at January 1, 1997        $1        $1,261        $-           $10         $1,272
  Shares reacquired                -          (122)        -             -           (122)
  Shares issued                    -            17         -             -             17
  Recapitalization of
   Class H Common Stock            -             -        10           (10)             -
                                 ---        ------       ---            --         ------

Balance at December 31, 1997       1         1,156        10             -          1,167
  Shares reacquired                -           (75)        -             -            (75)
  Shares issued                    -            11         1             -             12
                                 ---        ------       ---            --          -----

Balance at December 31, 1998       1         1,092        11             -          1,104
  Shares reacquired               (1)          (75)(4)     -             -            (76)
  Shares issued                    -            16         3             -             19
                                  --         -----       ---            --          -----
Balance at December 31, 1999     $ -        $1,033       $14           $ -         $1,047
                                 ===         =====        ==            ==          =====


See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Stockholders' Equity (continued)

(1)The following describes the Corporation's preference stocks (in millions except par value, stated value, and per share amounts): Preference Stock, $0.10 par value (authorized 100 shares):
   - Series B 9-1/8% Preference Stock, represented by Series B 9-1/8% Depositary Shares, liquidation preference $100 per share.
   - Series D 7.92% Preference Stock, represented by Series D 7.92% Depositary Shares in which the stated value is $25 per share, redeemable at Corporation option on or after August 1, 1999; outstanding at December 31, 1999, one Series D 7.92% Depositaty Share is equivalent to one-fourth of a share of Series D 7.92% Preference Stock (see Note 17 to the GM consolidated financial statements).
   - Series G 9.12% Preference Stock, represented by Series G 9.12% Depositary Shares in which the stated value is $25 per share, redeemable at Corporation option on or after January 1, 2001; outstanding at December 31, 1999, one Series G 9.12% Depositary Share is equivalent to one-fourth of a share of Series G 9.12% Preference Stock (see Note 17 to the GM consolidated financial statements).
   - Series H 6.25% Automatically Convertible Preference Stock, stated value $561.875 per share, automatically convertible into GM Class H stock on June 24, 2002.
(2) Subsequent to its recapitalization on December 17, 1997.
(3) Prior to its recapitalization on December 17, 1997.
(4) Includes approximately 8.5 million shares repurchased using a forward contract GM entered into as of December 31, 1999 (see Note 19 to the GM consolidated financial statements).

Common Stocks
   The voting and liquidation rights of $1-2/3 par value common stock are one vote per share and one liquidation unit per share. The voting and liquidation rights of the recapitalized GM Class H common stock are 0.6 votes per share and
0.6 liquidation units per share.
   The liquidation rights of the $1-2/3 par value and GM Class H common stocks are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   The outstanding shares of GM Class H common stock may be recapitalized as shares of $1-2/3 par value common stock at any time after December 31, 2002, at the sole discretion of the GM Board, or automatically, if at any time the Corporation should sell, liquidate, or otherwise dispose of 80% or more of the business of Hughes, based on fair market value of the assets, both tangible and intangible, of Hughes as of the date that such proposed transaction is approved by the GM Board. In the event of any recapitalization, all outstanding shares of GM Class H common stock will automatically be converted into the Corporation's $1-2/3 par value common stock at an exchange rate that would provide GM Class H common stockholders with that number of shares of $1-2/3 par value common stock that would have a value equal to 120% of the value of their GM Class H common stock, on such date. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of $1-2/3 par value common stock and holders of the GM Class H common stock voting separately as individual classes) vote to approve an alternative proposal from the GM Board.

Common Stock Repurchases
   During 1999, GM used $2.6 billion to acquire approximately 36 million shares of $1-2/3 par value common stock to complete the Corporation's $4.0 billion stock repurchase program announced in February 1998. GM also used approximately $727 million and $13 million to repurchase shares of $1-2/3 par value common stock and GM Class H common stock for certain employee benefit plans, respectively.

Preference Stocks
   On April 5, 1999, approximately 20 million outstanding depositary shares of GM's Series B 9-1/8% Preference Stock were repurchased and retired for approximately $501 million.
   On June 24, 1999, as part of a strategic alliance with Hughes, AOL invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par

                                      II-57
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 18.  Stockholders' Equity (concluded)

value $0.10 per share. This preference stock will automatically convert into GM Class H common stock in three years, based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the Available Separate Consolidated Net Income (Loss) (ASCNI) of Hughes, which will have an effect equivalent to the payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to GM equal to the fair market value of GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (in millions):


                                                      Years Ended December 31,
                         ---------------------------------------------------------------------------------
                                    1999                          1998                     1997
                         ---------------------------  -------------------------- -------------------------
                         Pre-tax  Tax Exp.     Net    Pre-tax  Tax Exp.   Net    Pre-tax  Tax Exp.   Net
                         Amount   (Credit)   Amount   Amount   (Credit)  Amount  Amount  (Credit)   Amount
                         ------   --------   ------   ------   --------  ------  ------  --------   ------
Foreign currency
   translation
   adjustments          $(1,519)   $(575)    $(944)   $(280)       $(1)   $(279)  $(1,140) $(448)   $(692)
Unrealized gain (loss)
   on securities:
  Unrealized holding gain   998      372       626       38        (14)      52       272    114      158
  Reclassification
   adjustment              (171)     (60)     (111)    (115)       (40)      (75)    (118)   (41)     (77)
                            ---     ----       ---      ---        ---        --      ---    ---      ---
   Net unrealized gain
    (loss)                  827      312       515      (77)       (54)      (23)     154     73       81
                            ---     ----       ---      ---        ---       ---      ---    ---      ---
Minimum pension
   liability adjustment   7,980    3,012     4,968   (1,657)      (630)   (1,027)    (906)  (334)    (572)
                          -----    -----     -----    -----        ---     -----      ---    ---      ---
Other comprehensive
  income (loss)
  from continuing
  operations             $7,288   $2,749    $4,539  $(2,014)     $(685)  $(1,329) $(1,892) $(709) $(1,183)
                          =====    =====     =====    =====        ===     =====    =====    ===    =====

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

                                                   Years Ended December 31,
                                                 ----------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
Earnings (losses) attributable to common stocks
   $1-2/3 par value
     Continuing operations                     $5,592      $2,914      $6,149
     Discontinued operations                      426         (93)        127
                                               ------      ------       -----
   Earnings attributable to $1-2/3 par value   $6,018      $2,821      $6,276
                                                =====       =====       =====
   Class H (prior to its recapitalization on
     December 17, 1997)
      Continuing operations                      $  -        $  -        $234
      Discontinued operations                       -           -          88
                                                  ---         ---        ----
   Earnings attributable to
     Class H (prior to its
     recapitalization on
     December 17, 1997)                          $  -        $  -        $322
                                                  ===         ===         ===
   (Losses) earnings attributable
     to Class H (subsequent
     to its recapitalization on
     December 17, 1997)                           $(96)       $72          $2
                                                    ==         ==           =
                                      II-58
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 19.  Earnings Per Share Attributable to Common Stocks (continued)

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of former Hughes and Hughes for the respective period.
   Losses attributable to GM Class H common stock for 1999 represent the ASCNI of Hughes. Losses used for computation of the ASCNI of Hughes are based on the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of HAC which remains after the spin-off of Hughes Defense, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated loss used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during 1999 (125 million), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 419 million during 1999. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued.
   Earnings attributable to GM Class H common stock for 1998 represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of HAC which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding for 1998 (105 million), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes. The Average Class H dividend base was 400 million during 1998.
   Earnings attributable to GM Class H common stock prior to its recapitalization on December 17, 1997 represented the ASCNI of former Hughes. The ASCNI of former Hughes was determined quarterly in amounts equal to the separate consolidated net income of former Hughes for each respective quarter, excluding the effects of purchase accounting adjustments arising at the time of the Corporation's acquisition of HAC, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of GM Class H common stock outstanding during the quarter (103 million in the fourth quarter of 1997), and the denominator of which was 400 million during the fourth quarter of 1997.
   Earnings attributable to GM Class H common stock for the period subsequent to the recapitalization of GM Class H common stock for 1997 represent the ASCNI of Hughes for the period December 18, 1997 through December 31, 1997, excluding the effects of purchase accounting adjustments arising from GM's acquisition of HAC which remains after the spin-off of Hughes Defense, calculated for such period and multiplied by a fraction, the numerator of which was a number equal to the weighted-average number of shares of GM Class H common stock outstanding during the period (104 million), and the denominator of which was 400 million.
   In addition, the denominator used in determining the ASCNI of Hughes may be adjusted from time-to-time as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   In  connection  with  the  PRIMESTAR  and  USSB   transactions  (see  further
discussion in Note 23 to the GM consolidated financial statements), GM contributed to Hughes an amount of cash sufficient to enable Hughes to purchase from GM, for fair value as determined by the GM Board, the number of shares of GM Class H common stock delivered by Hughes. In accordance with the GM Restated Certificate of Incorporation, the GM Class H dividend base was increased to reflect that number of shares. The number of shares issued as part of the PRIMESTAR acquisition and the USSB merger have been included in the calculation of both the numerator and denominator of the fraction described above since the consummation dates of the transactions.






                                      II-59
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 19.  Earnings Per Share Attributable to Common Stocks (continued)

   Effective January 1, 1999, shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. Prior to January 1, 1999, there was no dilutive effect resulting from the assumed exercise of stock options, because the exercise of stock options did not affect the GM Class H common stock dividend base (denominator). From time to time, in anticipation of exercises of stock options, Hughes purchases GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   As of December 31, 1999, as part of GM's $1-2/3 par value common stock repurchase program, the Corporation entered into a forward contract to purchase approximately 8.5 million shares of its $1-2/3 par value common stock at a specified price. This forward contract is structured to give GM the option of settling the contract in either cash or net shares. Since the forward contract gives GM this settlement option, it is considered an equity instrument rather than a derivative instrument for accounting purposes. Changes in fair value of the forward contract are not recorded and final settlement is recorded in equity. Upon entering into the contract, GM immediately reduced its common shares outstanding used to calculate both basic and diluted EPS. The net gain or loss on the forward contract is included in the calculation of diluted EPS.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Earnings Per Share Attributable to Common Stocks (concluded)

   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):



                                                                  Class H Common Stock -             Class H Common Stock -
                                                               Prior to its recapitalization    Subsequent  to its recapitalization
                              $1-2/3 Par Value Common Stock       on December 17,1997                on December 17, 1997
                              -----------------------------    ------------------------------   -----------------------------------
                                                 Per Share                        Per Share                      Per Share
                              Income    Shares    Amount       ASCNI    Shares     Amount      ASCNI    Shares    Amount
                              ------    ------    ------       -----    ------     ------      -----    ------    ------
Year ended December 31, 1999
Income (loss) from
  continuing operations       $5,657                                                           $(81)
Less:Dividends on
  preference stocks               65                                                             15
                               -----                                                             --
Basic EPS
  Income (loss) from
   continuing operations
   attributable to
   common stocks               5,592      643      $8.70                                        (96)      125      $(0.77)
                                                    ====                                                             ====
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options          -       12                                                     -         -
                               -----     ----                                                    --       ---
Diluted EPS
  Adjusted income (loss)
   from continuing
   operations attributable
   to common stocks           $5,592      655      $8.53                                       $(96)      125      $(0.77)
                               =====      ===       ====                                         ==       ===        ====

Year ended December 31, 1998
Income from continuing
  operations                  $2,977                                                            $72
Less:Dividends on
  preference stocks               63                                                              -
                               -----                                                             --
Basic EPS
  Income from continuing
   operations attributable
   to common stocks            2,914      663      $4.40                                         72       105       $0.68
                                                    ====                                                             ====
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options         (3)      11                                                     3         4
                               -----      ---                                                    --       ---
Diluted EPS
  Adjusted income from
   continuing operations
   attributable to
   common stocks              $2,911      674      $4.32                                        $75       109       $0.68
                               =====      ===       ====                                         ==       ===        ====

Year ended December 31, 1997
Income from continuing
  operations                  $6,247                           $234                              $2
Less:Premium on exchange
  of preference stocks            26                              -                               -
     Dividends on
       preference stocks          72                              -                               -
                               -----                            ---                             ---
Basic EPS
  Income from continuing
   operations attributable
   to common stocks            6,149      721      $8.52        234       101       $2.30         2       104       $0.02
                                                    ====                             ====                            ====
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options         (8)       6                     8         4                     -         3
                               -----      ---                   ---       ---                   ---       ---
Diluted EPS
  Adjusted income from
   continuing operations
   attributable to
   common stocks              $6,141      727      $8.45       $242       105       $2.30        $2       107       $0.02
                               =====      ===       ====        ===       ===        ====         =       ===        ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 20.  Dividends on Common Stock

   In connection with the consummation of the Hughes Transactions, the GM Board determined that the amount available for the payment of dividends on outstanding shares of $1-2/3 par value common stock would be the cumulative amount available for the payment of dividends on $1-2/3 par value common stock immediately prior to the closing of the Hughes Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions. In addition, the GM Board determined that the amount initially available for the payment of dividends on shares of GM Class H common stock would be the cumulative amount available for the payment of dividends on GM
Class H common stock immediately prior to the closing of the Hughes Transactions, reduced by a pro rata portion of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions. The pro rata allocation of the net reduction in GM's total stockholders' equity resulting from the Hughes Transactions was based on the fraction used in determining the ASCNI of former Hughes immediately prior to the consummation of the Hughes Transactions.
   Dividends may be paid on $1-2/3 par value common stock to the extent of the amount determined to be available for the payment of dividends on $1-2/3 par value common stock in connection with the consummation of the Hughes
Transactions, plus all of the earnings of GM after the consummation of the Hughes Transactions, other than the earnings attributed to the GM Class H common stock. Dividends may be paid on GM Class H common stock to the extent of the amount initially determined to be available for the payment of dividends on GM Class H common stock, plus the portion of earnings of GM after the closing of the Hughes Transactions attributed to GM Class H common stock. The amount available for the payment of dividends on each class of common stock will be reduced from time-to-time by dividends paid on that class and will be adjusted from time-to-time for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   As of December 31, 1999, the amount available for the payment of dividends on $1-2/3 par value and GM Class H common stock was $13.7 billion and $5.4 billion, respectively. Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. The GM Board does not currently intend to pay cash dividends on the GM Class H common stock, which was recapitalized on December 17, 1997, as part of the Hughes Transactions.
   Cash dividends per share of $1-2/3 par value common stock were $2.00 in 1999, 1998, and 1997. Cash dividends per share for GM Class H common stock, prior to its recapitalization on December 17, 1997, were $1.00 in 1997.

NOTE 21.  Derivative Financial Instruments and Risk Management

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

Foreign Exchange Forward Contracts and Options
   GM is an international corporation with operations in over 50 countries and has foreign currency exposures at these operations related to buying, selling, and financing in currencies other than the local currency. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium, and France),
Australia, Japan, and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.
   GM enters into agreements by which it seeks to manage certain of its foreign exchange exposures in accordance with established policy guidelines, primarily through foreign exchange forward contracts and purchased and written foreign exchange options. These agreements primarily hedge cash flows such as debt, firm commitments, and anticipated transactions involving vehicles, components, fixed assets, and subsidiary dividends. As a general practice, GM has not hedged the foreign exchange exposure related to


                                      II-62
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 21.  Derivative Financial Instruments and Risk Management (continued)

Foreign Exchange Forward Contracts and Options (concluded)
either the translation of overseas earnings into U.S. dollars, or the translation of overseas equity positions back to U.S. dollars. At December 31, 1999 and 1998, the Automotive, Communications Services, and Other Operations held foreign exchange forward contracts of $3.5 billion and $6.3 billion (including cross-currency swaps of $0 and $70 million), respectively. At December 31, 1999 and 1998, the Automotive, Communications Services, and Other Operations had entered into foreign exchange options of $1.0 billion and $2.8 billion, respectively. At December 31, 1999 and 1998, the Financing and Insurance Operations held foreign exchange forward contracts of $13.3 billion and $8.0 billion (including cross-currency swaps of $5.2 billion and $3.4 billion), respectively.
   The Automotive, Communications Services, and Other Operations had deferred hedging losses on outstanding foreign exchange forward contracts hedging firm commitments to purchase inventory or fixed assets totaling $21 million and $3 million at December 31, 1999 and 1998, respectively. Deferred hedging losses on outstanding purchased foreign exchange option contracts hedging firm and anticipated transactions to purchase inventory or fixed assets totaled $1 million and $2 million at December 31, 1999 and 1998, respectively. The Financing and Insurance Operations had deferred hedging gains on outstanding foreign exchange forward contracts hedging firm commitments to purchase assets totaling $1 million and $13 million at December 31, 1999 and 1998, respectively. Such deferred amounts on outstanding foreign exchange forward and option contracts will be included in the cost of such assets when purchased, and subsequently recognized in operations as part of the basis of these assets. In the event the contract is terminated early or the anticipated transaction is no longer likely to occur, the derivative is then marked to market. Foreign exchange forward contracts, which hedge foreign exchange exposures of anticipated inventory, fixed assets, and sales transactions, are marked to market and recognized with other gains or losses on foreign exchange transactions in the consolidated statement of income. GM's firm commitments are typically up to one year and may extend for periods of up to three years.

Interest Rate Swaps and Options
   GM's financing and cash management activities subject it to market risk from exposure to changes in interest rates. GM has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. To achieve this objective, GM will at times use written options in the management of these exposures.
   In a limited number of cases, interest rate swaps are matched to the anticipated roll-over of investments, wholesale assets, or debt, and are executed on a portfolio basis to achieve specific interest rate management objectives. Swaps are also matched to operating lease payments where interest rate exposure exists. The differential paid or received on such swaps is recorded as an adjustment to expense or income over the term of the underlying agreement or matched portfolio.
   Interest rate swaps are contractual agreements between GM and another party to exchange fixed and floating interest rate payments periodically over the life of the agreements without the exchange of underlying principal amounts. Interest rate options, including swaptions and interest rate caps and floors, may result in the future exchange of interest payments if market interest rates reach certain levels. At December 31, 1999 and 1998, the total notional amount of such agreements with off-balance-sheet risk was $1.0 billion and $2.1 billion, respectively, for the Automotive, Communications Services, and Other Operations. At December 31, 1999 and 1998, the Financing and Insurance Operations held such agreements with off-balance-sheet risk with notional amounts totaling $33.4 billion and $20.0 billion, respectively.
   Interest rate swaps used to hedge an underlying debt obligation are not marked to market, but are used to adjust interest expense recognized over the life of the underlying debt agreement. Gains and losses on terminated interest rate swaps are deferred and recognized as yield adjustments on the underlying debt. The Automotive, Communications Services, and Other Operations' unamortized net gains on interest rate swaps totaled approximately $3 million and $6 million at December 31, 1999 and 1998, respectively. Unamortized net gains on interest rate swaps for the Financing and Insurance Operations totaled approximately $45 million and $37 million at December 31, 1999 and 1998, respectively. Written options, including those embedded in interest rate swaps, written interest rate caps, interest rate collars, written swaptions, and interest rate swaps that do not meet settlement accounting criteria are marked to market with related gains and losses recognized in income on a current basis.






                                      II-63
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 21.  Derivative Financial Instruments and Risk Management (concluded)

Mortgage Contracts
   GMAC has also entered into contracts to purchase and sell mortgages at specific future dates and has entered into certain exchange-traded futures and option contracts to reduce exposure to interest rate risk. At December 31, 1999 and 1998, commitments to sell mortgage loans and securities totaled $1.6 billion and $6.2 billion, respectively, and commitments to purchase or originate mortgage loans totaled $4.8 billion and $5.2 billion, respectively. GMAC's exchange-traded futures and option contracts, which are used to hedge mortgage loans held for sale, had notional values of $6.3 billion and $5.0 billion at December 31, 1999 and 1998, respectively. Gains and losses on derivatives, including exchange-traded futures and option contracts, used to hedge interest rate risk associated with rate-locked funding commitments and mortgage loans held for sale, are deferred and considered in the reporting of the underlying mortgages on a lower of cost or market basis.
   The notional values of derivatives used to hedge price and interest rate risk associated with mortgage-related securities totaled $7.5 billion and $9.7 billion at December 31, 1999 and 1998, respectively. Gains and losses associated with these instruments are recognized in income in the current period on a marked to market basis. Derivatives used to hedge mortgage servicing rights had notional values of $17.2 billion and $65.1 billion at December 31, 1999 and 1998, respectively. Gains and losses on such contracts are recorded as an adjustment to amortization expense.
   GMAC has also entered into interest rate swaps in an effort to stabilize short-term borrowing costs and to maintain a minimum return on certain mortgage loans held for investment. Amounts received or paid under such interest rate swaps are recorded as an adjustment to interest expense. At December 31, 1999 and 1998, the notional values of such instruments totaled $100 million.

Credit Risk
   The forward contracts, swaps, options, and lines of credit previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, GM minimizes such risk exposure for forward contracts, swaps, and options by limiting the counterparties to major international banks and financial institutions that meet established credit guidelines and by limiting the amount of its risk exposure with any one bank or financial institution. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect to incur any losses as a result of counterparty default. GM generally does not require or place collateral for these financial instruments, except for the lines of credit it extends.
   GM has business activities with customers, dealers, and associates around the world. The Corporation's receivables from, and guarantees to, such parties are well diversified, and when warranted, are secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for GM.

NOTE 22.  Fair Value of Financial Instruments

   The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.
   Fair value information presented herein is based on information available at December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been updated since those dates and, therefore, the current estimates of fair value at dates subsequent to December 31, 1999 and 1998 may differ significantly from these amounts.











                                      II-64
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 22.  Fair Value of Financial Instruments (continued)

   Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (in millions):
                                                    December 31,
                                                    ------------
                                             1999                   1998
                                             ----                   ----
                                      Book        Fair        Book        Fair
                                      Value       Value       Value       Value
                                      -----       -----       -----       -----

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

Assets
  Cash and marketable securities   $11,428     $11,428     $10,130     $10,130
  Accounts and notes receivable
   (less allowances)                $4,901      $4,901      $4,501      $4,501
  Other assets                      $4,450      $4,431      $1,644      $1,659
Liabilities
  Accounts payable                 $17,254     $17,254     $13,542     $13,542
  Long-term debt and loans payable
   Payable within one year          $1,991      $1,991      $1,204      $1,204
   Payable beyond one year          $7,415      $7,139      $7,118      $7,531
  Other liabilities                   $535        $559        $524        $585
Preferred securities of
   subsidiary trusts (Note 17)        $218        $206        $220        $226

Financing and Insurance Operations
----------------------------------

Assets
  Cash and investments in
   securities                       $9,822      $9,822      $8,894      $8,894
  Finance receivables - net        $80,287     $79,934     $70,258     $70,457
  Accounts and notes receivable
   (less allowances)                $3,218      $3,218      $3,797      $3,797
  Other assets                     $10,484     $10,509     $11,784     $11,808
Liabilities
  Accounts payable                  $4,262      $4,262      $4,148      $4,148
  Debt
   Payable within one year         $66,952     $66,943     $62,396     $62,442
   Payable beyond one year         $55,330     $53,936     $45,357     $46,600

   The prior tables exclude the book values and estimated fair values of financial instrument derivatives which were as follows (in millions):
                                             Fair Value of Open Contracts at
                                                      December 31,
                                                      ------------
                                               1999                 1998
                                               ----                 ----
                                          Asset   Liability    Asset   Liability
                                        Position  Position   Position  Position
                                        --------  --------   --------  --------

Automotive, Communications Services, and Other Operations (1)
---------------------------------------------------------

Foreign exchange forward contracts (2)     $13        $83      $126       $107
Foreign exchange options                   $17         $2       $71        $10
Interest rate swaps                         $2        $16       $34        $38
Interest rate options                       $-         $2        $-         $1

Financing and Insurance Operations (3)
----------------------------------
Foreign exchange forward contracts (4)    $386       $862      $499       $161
Interest rate swaps                        $81       $586      $180        $93
Interest rate options                       $1         $-        $-         $-
Mortgage contracts                        $105       $102      $344        $55

See Notes on next page.


                                      II-65
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 22.  Fair Value of Financial Instruments (continued)

(1)The related (liability) asset recorded on the balance sheet for foreign exchange forward contracts, foreign exchange options, interest rate swaps, and interest rate options totaled $(32) million, $17 million, $(10) million, and $(2) million, respectively, at December 31, 1999 and $22 million, $62 million, $(7) million, and $(1) million, respectively, at December 31, 1998.
(2)Foreign exchange forward contracts included certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $0 and $54 million at December 31, 1999 and 1998, respectively.
(3)The related (liability) asset recorded on the balance sheet for foreign exchange forward contracts and interest rate swaps totaled $(374) million and $33 million, respectively, at December 31, 1999. The related asset recorded on the balance sheet for foreign exchange forward contracts and interest rate swaps totaled $233 million and $14 million, respectively, at December 31, 1998. The related asset recorded on the balance sheet for mortgage contracts was $23 million and $284 million at December 31, 1999 and 1998, respectively.
(4)Foreign exchange forward contracts included certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $(368) million and $154 million at December 31, 1999 and 1998, respectively.

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

Other Assets and Other Liabilities
   Other assets reported at December 31, 1999 and 1998 include various financial instruments (e.g., long-term receivables and certain investments) that have fair values based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) were derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in other liabilities, were based on quoted market prices for the same or similar issues.

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

Preferred Securities of Subsidiary Trusts
   The  fair  value  of  the  GM-obligated   mandatorily   redeemable  preferred
securities of subsidiary trusts (see Note 17 to the GM consolidated financial statements) was determined based on quoted market prices.




                                      II-66
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 22.  Fair Value of Financial Instruments (concluded)

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

NOTE 23.  Acquisitions and Investments

   On April 28, 1999, Hughes completed the acquisition of PRIMESTAR's 2.3 million subscriber medium-power direct-to-home satellite business. The purchase price consisted of $1.1 billion in cash and 4.9 million shares of GM Class H common stock, for a total purchase price of $1.3 billion. As part of the agreement to acquire PRIMESTAR, Hughes agreed to purchase the high-power satellite assets and related orbital frequencies of Tempo Satellite Inc., a wholly-owned subsidiary of TCI Satellite Entertainment Inc.
   In December 1998, Hughes agreed to acquire by merger all of the outstanding capital stock of United States Satellite Broadcasting Company, Inc. (USSB). USSB provided direct-to-home premium satellite programming in conjunction with DIRECTV's basic programming service. The USSB acquisition was closed on May 20, 1999. On July 6, 1999, based upon elections made by the former USSB shareholders,  Hughes  paid  approximately  $360  million  in  cash  and  issued approximately 22.6 million shares of GM Class H common stock, for a total purchase price of approximately $1.6 billion.
   On July 22, 1999, GMAC completed the acquisition of the asset-based lending and factoring business unit of The Bank of New York (BNYFC) for consideration of approximately $1.8 billion. This purchase expands GMAC's existing asset-based lending internationally and enables them to enter the factoring business in a substantial way. GMAC also completed the acquisition of the full-service leasing business of Arriva Automotive Solutions Limited (Arriva) on July 30, 1999, which was valued at (pound)484 million (approximately $775 million at the July 30, 1999 exchange rate), which included debt refinancing.
   The financial information presented as of and for the periods ended December 31, 1999 reflects the effects of the PRIMESTAR, Tempo Satellite, USSB, BNYFC, and Arriva transactions, discussed above, from their respective dates of acquisition. These transactions have been accounted for using the purchase method of accounting; however, the adjustments made in the December 31, 1999 financial statements reflect a preliminary allocation of the PRIMESTAR purchase price for the transactions based upon information currently available. Adjustments relating to the tangible assets, including equipment located on customer premises; intangible assets, including customer lists and dealer network; and accrued liabilities for programming contracts and leases with above-market rates are estimates pending the completion of independent appraisals currently in process. Additionally, the adjustment to recognize the benefit of net operating loss carryforwards of USSB represents a preliminary estimate pending further review and analysis by the management of Hughes. These foregoing appraisals, review, and analysis are expected to be completed by March 31, 2000. Accordingly, the final purchase price allocations may be different from the amounts reflected herein.
   As the GM 1999 financial statements include only USSB's, PRIMESTAR's, BNYFC's, and Arriva's results of operations since their dates of acquisition, the following selected unaudited pro forma information is provided to present a summary of the combined results of GM, USSB, PRIMESTAR, BNYFC, and Arriva as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of GM had USSB, PRIMESTAR, BNYFC,


                                      II-67
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 23.  Acquisitions and Investments (concluded)

and Arriva operated as part of GM for the entire years ended December 31, 1999 and December 31, 1998, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

   The pro forma information is as follows (in millions except per share amounts):

                                             Year Ended         Year Ended
                                          December 31, 1999  December 31, 1998
                                          -----------------  ------------------
Total net sales and revenues                  $178,070           $158,037

Net income from continuing operations           $5,589             $2,951
Net income (loss) from discontinued operations     426                (93)
                                                ------             ------
Net income                                      $6,015             $2,858
                                                 =====              =====

Basic earnings (losses) per share
   attributable to common stocks
$1-2/3 par value
  Continuing operations                          $8.73              $4.28
  Discontinued operations                         0.66              (0.14)
                                                  ----               ----
Earnings per share attributable
  to $1-2/3 par value                            $9.39              $4.14
                                                  ====               ====
(Losses) earnings per share
  attributable to Class H                       $(0.76)             $0.40
                                                  ====               ====

Diluted earnings (losses) per share
   attributable to common stocks
$1-2/3 par value
  Continuing operations                          $8.56             $4.20
  Discontinued operations                         0.65             (0.14)
                                                  ----              ----
Earnings per share attributable
   to $1-2/3 par value                           $9.21              $4.06
                                                  ====               ====
(Losses) earnings per share
   attributable to Class H                      $(0.76)             $0.40
                                                  ====               ====

   Separately, on March 2, 1999, GM invested an additional $440 million in Isuzu Motors Ltd. (Isuzu), taking its common ownership interest in Isuzu to 49%. GM has arranged for appraisals, valuations, and other studies to be performed to aid in the allocation of the $440 million investment to its interest in Isuzu. This allocation is expected to be completed in the first quarter of 2000.
   On March 9, 1999, GMAC completed the acquisition of the majority interest in On:Line Finance Holdings and its subsidiaries. On:Line Finance is one of the largest independent retail used car finance providers in the United Kingdom. The acquisition expanded GMAC's range of finance products available through dealers to automotive customers.
   On July 28, 1999, Galaxy Latin America, LLC (GLA), a subsidiary of Hughes, acquired Galaxy Brasil, Ltda., the exclusive distributor of DIRECTV services in Brazil, from Tevecap S.A. for approximately $114 million plus the assumption of debt. In connection with the transaction, Tevecap sold its 10% equity interest in GLA to Hughes and The Cisneros Group of Companies, the remaining GLA partners which increased Hughes' ownership interest in GLA to 77.8%. As part of the transaction, Hughes also increased its ownership interest in SurFin from 59.1% to 75.0%. The total consideration paid in the transactions amounted to approximately $101 million.
   In September and November of 1999, DIRECTV Japan raised approximately $281 million in total through the issuance of bonds, convertible into common stock, to five of its major shareholders, including approximately $245 million issued to Hughes (see Note 27 to the GM consolidated financial statements).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24.  Stock Incentive Plans

Stock-Based Compensation
   GM accounts for stock-based compensation consistent with SFAS No. 123, Accounting for Stock-Based Compensation, and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options and other stock-based employee compensation awards.
   If compensation cost for stock options and other stock-based employee compensation awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, GM's pro forma net income, earnings attributable to common stocks, and basic and diluted earnings per share attributable to common stocks would have been as follows (in millions except per share amounts):

                                     1999        1998        1997
                                     ----        ----        ----
   Net income - as reported        $6,002      $2,956      $6,698
              - pro forma          $5,791      $2,763      $6,558
   Earnings (losses) attributable to common stocks
      $1-2/3  - as reported        $6,018      $2,821      $6,276
              - pro forma          $5,826      $2,648      $6,147
      Class H (prior to recapitalization)
              - as reported           $ -         $ -        $322
              - pro forma             $ -         $ -        $315
      Class H (subsequent to recapitalization)
              - as reported          $(96)        $72          $2
              - pro forma           $(115)        $52         $(2)

   Basic earnings (losses) per share attributable to common stocks
      $1-2/3  - as reported          $9.36       $4.26       $8.70
              - pro forma            $9.06       $4.00       $8.52
      Class H (prior to recapitalization)
              - as reported           $ -         $ -        $3.17
              - pro forma             $ -         $ -        $3.10
      Class H (subsequent to recapitalization)
              - as reported         $(0.77)      $0.68       $0.02
              - pro forma           $(0.92)      $0.49      $(0.02)

   Diluted earnings (losses) per share attributable to
   common stocks
      $1-2/3  - as reported          $9.18       $4.18       $8.62
              - pro forma            $8.89       $3.92       $8.44
      Class H (prior to recapitalization)
              - as reported           $ -         $ -        $3.17
              - pro forma             $ -         $ -        $3.10
      Class H (subsequent to recapitalization)
              - as reported         $(0.77)      $0.68       $0.02
              - pro forma           $(0.92)      $0.49      $(0.02)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                           1999                  1998               1997
                           ----                  ----               ----
                          Hughes                Hughes                  Hughes
                   GMSIP   Plan  GMSSOP  GMSIP   Plan  GMSSOP   GMSIP    Plan
                   -----   ----  ------  -----   ----  ------   -----    ----

Interest rate       4.8%  5.2%     4.8%   5.2%    5.6%   5.2%     6.2%    6.8%
Expected life
  (years)           5.0   7.0      5.0    5.0     6.2    5.0      5.0     7.0
Expected
  volatility       27.9% 38.0%    27.9%   6.2%   32.8%  26.2%    26.3%   20.7%
Dividend yield      2.3%    -      2.3%   3.6%      -    3.6%     3.4%    2.1%





                                      II-69
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 24.  Stock Incentive Plans (continued)

   The effects of the Hughes Transactions and Delphi spin-off adjustments on the number of options and related exercise prices, as described below, are considered, under SFAS No. 123, to be modifications of the terms of the outstanding options. Accordingly, the pro forma disclosure includes compensation cost for the incremental fair value, under SFAS No. 123, resulting from such modifications. The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
   GM's stock incentive plans consist of the General Motors 1997 Stock Incentive Plan, formerly the General Motors Amended Stock Incentive Plan (the "GMSIP"), the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"), and the General Motors 1998 Salaried Stock Option Plan (the "GMSSOP"). The GMSIP and GMSSOP are administered by the Executive Compensation Committee of the GM Board. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes.
   Under the GMSIP, 60 million shares of $1-2/3 par value and 2.5 million shares of GM Class H common stocks may be granted from June 1, 1997 through May 31, 2002, of which approximately 38.2 million and 2.4 million were available for grants at December 31, 1999. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years following the grant date. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 77.6 million shares of GM Class H common stock through December 31, 1999, of which 43.1 million were available for grants at December 31, 1999. Option prices are 100% of fair market value on the dates of grant and the options generally vest over two to four years and expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the GMSSOP, 50 million shares of $1-2/3 par value may be granted from January 1, 1998 through December 31, 2007, of which approximately 42.5 million were available for grants at December 31, 1999. Stock options are exercisable two years from the date of grant and vest one year following the date of grant, subject to earlier termination under certain conditions. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant.
   In connection with the Delphi spin-off and the Hughes Transactions, the number of options and related exercise prices for outstanding options under the affected plans were adjusted to reflect the change in the fair market value of $1-2/3 par value and GM Class H common stocks that resulted from these transactions. The number of shares under option and the exercise price were adjusted such that the aggregate intrinsic value of the options immediately before and immediately after the transactions remained unchanged.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 24.  Stock Incentive Plans (concluded)

   Changes in the status of outstanding options were as follows:

                                             GMSIP and
                           GMSIP            Hughes Plan
                          $1-2/3             Class H               GMSSOP
                     Par Value Common     Common $1-2/3        Par Value Common
                     -----------------  ----------------   --------------------
                              Weighted-           Weighted-            Weighted
                    Shares    Average    Shares   Average    Shares    Average
                    under     Exercise   under    Exercise   under     Exercise
                    Option    Price      Option   Price      Option    Price
-------------------------------------------------------------------------------
Options outstanding at
January 1,
1997            29,957,947    $46.94  8,699,803    $35.51        -       $ -
Granted          8,989,460    $58.81  5,750,600    $54.90        -       $ -
Exercised        9,273,674    $42.95  2,158,728    $30.21        -       $ -
Terminated         330,727    $57.05  2,694,982    $42.56        -       $ -
Hughes Transactions
  adjustment     3,023,651      $  -  5,897,936      $  -        -       $ -
-------------------------------------------------------------------------------
Options outstanding at
December 31,
1997            32,366,657    $51.40 15,494,629    $28.70        -       $ -
-------------------------------------------------------------------------------
Granted          9,854,805    $56.14  4,234,620    $50.78  4,332,305   $56.00
Exercised        8,242,624    $44.08  2,055,168    $22.71        -       $ -
Terminated         454,558    $54.45    980,464    $31.95    328,630   $56.00
-------------------------------------------------------------------------------
Options outstanding at
December 31,
1998            33,524,280    $50.72 16,693,617    $34.85  4,003,675   $56.00
-------------------------------------------------------------------------------
Granted          9,811,209    $85.79  5,092,420    $48.14  4,473,610   $85.97
Exercised        7,902,380    $46.04  3,599,373    $29.50        -       $ -
Terminated       3,198,739    $55.25  1,431,582    $40.46  2,271,557   $73.53
Delphi Spin-Off
  adjustment     6,774,777      $  -          -       $ -  1,288,914     $ -
-------------------------------------------------------------------------------
Options outstanding at
December 31,
1999            39,009,147    $51.30 16,755,082    $39.29  7,494,642   $58.72
-------------------------------------------------------------------------------
Options exercisable at
December 31,
1999            18,933,705    $41.47  6,669,761    $32.94        -       $ -
-------------------------------------------------------------------------------

   The following table summarizes information about GM's stock option plans at December 31, 1999:
                               Weighted-
                                Average      Weighted-               Weighted-
      Range of     Options     Remaining     Avgerage     Options    Average
      Exercise    Outstanding Contractual    Exercise   Exercisable  Exercise
       Prices                 Life (yrs.)      Price                   Price
   ----------------------------------------------------------------------------
    GMSIP $1-2/3
     Par Value
       Common
    $13.00 to    3,802,169       3.9          $31.24       3,802,169    $31.24
      $39.99
      40.00 to  23,686,915       6.9          $44.74      15,094,567    $44.01
      49.99
      50.00 to  11,520,063       9.0          $71.42          36,969    $55.51
      77.50
   ----------------------------------------------------------------------------
    $13.00 to   39,009,147       7.2          $51.30      18,933,705    $41.47
      $77.50
   ----------------------------------------------------------------------------
     GMSIP and
    Hughes Plan
   Class H Common
     $9.86 to      420,990       2.9          $15.18         420,990    $15.18
      $20.00
      20.01 to     952,192       5.0          $22.30         952,192    $22.30
      30.00
      30.01 to   7,083,140       7.1          $31.94       4,247,148    $32.30
      40.00
      40.01 to   5,661,920       9.0          $46.32          17,712    $47.63
      50.00
      50.01 to   2,636,840       8.5          $55.78       1,031,719    $54.79
      85.72
   ----------------------------------------------------------------------------
     $9.86 to   16,755,082       7.7          $39.29       6,669,761    $32.94
      $85.72
   ----------------------------------------------------------------------------
   GMSSOP $1-2/3
     Par Value
       Common
      $46.59     3,848,682       8.0          $46.59             -      $ -
      $71.53     3,645,960       9.0          $71.53             -      $ -
   ----------------------------------------------------------------------------
    $46.59 to    7,494,642       8.5          $58.72             -      $ -
      $71.53
   ----------------------------------------------------------------------------


                                      II-71
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 25.  Other Income and Other Expenses

   Other income and other expenses consisted of the following (in millions):

                                                      Years Ended December 31,
                                                   ----------------------------
                                                   1999        1998       1997
                                                   ----        ----       ----
Other income
   Interest income                               $2,248      $2,105     $2,127
   Insurance premiums                             1,339       1,426      1,161
   Rental car lease revenue                       1,765       1,229      1,137
   Mortgage operations investment income and
     servicing fees                               2,742       1,836      1,525
   Gain on Hughes Defense spin-off                    -           -      4,269
   Other                                          1,095         988      1,456
                                                  -----      ------     ------
     Total other income                          $9,189      $7,584    $11,675
                                                  =====       =====     ======
Other expenses
   Provision for financing losses                  $404        $463       $523
   Insurance losses and loss adjustment expenses    882       1,013        747
   Other                                            503         792        210
                                                  -----       -----      -----
     Total other expenses                        $1,789      $2,268     $1,480
                                                  =====       =====      =====

NOTE 26:  Segment Reporting

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chairman and Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of General Motors Automotive
(GMA),  which is comprised of four regions:  GM North America (GMNA),  GM Europe
(GME), GM Asia/Pacific (GMAP), and GM Latin America/Africa/Mid-East (GMLAAM), Hughes, and Other. GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMAP, and GMLAAM meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac. Hughes includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks. The Other segment includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, and certain non-segment specific revenues and expenditures, as well as former Hughes' defense business prior to the Hughes Transactions. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle and homeowners' insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities operating in Canada, Germany, and Brazil which are not associated with GMAC.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 26.  Segment Reporting (continued)

                                                          Elimin-                              Total              Other      Total
                           GMNA   GME    GMLAAM    GMAP   ations    GMA    Hughes    Other   Automotive  GMAC   Financing  Financing
                           ----   ---    ------    ----   ------    ---    ------    -----   ----------  ----   ---------  ---------
                                                                  (in millions)
1999
Manufactured products
   sales and revenues:
  External customers   $110,388 $24,646  $4,445  $2,706     $ -  $142,185 $7,325    $3,125   $152,635     $ -       $ -       $ -
  Intersegment            1,602   1,025     234     336  (3,197)        -     16       (16)         -       -         -         -
                        -------  ------   -----   -----   -----   -------  -----     -----    -------      --        --        --
     Total manufactured
       products         111,990  25,671   4,679   3,042  (3,197   142,185  7,341     3,109    152,635       -         -         -
Financing revenue             -       -       -       -       -         -      -         -          -  13,778       956    14,734
Other income              3,142     554      30     145       -     3,871    253      (652)     3,472   6,440      (723)    5,717
                        -------  ------   -----   -----   -----   -------  -----     -----    -------  ------       ---    ------
Total net sales
   and revenues        $115,132 $26,225  $4,709  $3,187 $(3,197) $146,056 $7,594    $2,457   $156,107 $20,218      $233   $20,451
                        =======  ======   =====   =====   =====   =======  =====     =====    =======  ======       ===    ======
Depreciation and
  amortization           $4,457  $1,086    $228    $154     $ -    $5,925   $706(c)   $242     $6,873  $5,136      $309    $5,445
Interest income            $929    $433     $45      $8     $ -    $1,415    $27     $(673)      $769  $1,744     $(265)   $1,479
Interest expense         $1,224    $337     $95     $11     $(1)   $1,666   $123     $(961)      $828  $6,526      $396    $6,922
Income tax expense
  (benefit)              $2,339    $220   $(156)    $(7)    $22    $2,418  $(194)     $(57)    $2,167    $960       $(9)     $951
(Losses) earnings of
  nonconsolidated
  associates               $(31)     $1     $45   $(149)     $1     $(133) $(189)      $(3)     $(325)    $(1)       $1       $ -
Net income (loss)        $4,822    $423    $(81)  $(218)    $35    $4,981  $(270)(c) $(243)(b) $4,468  $1,527        $7    $1,534
Investments in
  nonconsolidated
  affiliates               $746     $52    $332    $926   $(207)   $1,849   $(11)    $(127)    $1,711  $2,257   $(2,257)       $-
Segment assets          $84,046 $18,156  $4,102  $1,343 $(1,195) $106,452$18,841      $268   $125,561$148,789      $380  $149,169
Expenditures for
  property               $4,604  $1,228    $358    $150     $ -    $6,340   $472(d)   $249     $7,061    $321        $2      $323

1998
Manufactured products
  sales and revenues:
  External customers    $91,771 $23,948  $7,150  $2,814    $  -  $125,683 $5,924    $2,669   $134,276    $  -      $  -      $  -
  Intersegment            2,430   1,088     253     109  (3,880)        -     40       (40)         -       -         -         -
                         ------ -------   -----   -----   -----   -------  -----     -----    -------     ---       ---       ---
     Total manufactured
       products          94,201  25,036   7,403   2,923  (3,880)  125,683  5,964     2,629    134,276       -         -         -
Financing revenue             -       -       -       -       -         -      -         -          -  12,731       854    13,585
Other income              2,296     804     150     121       -     3,371    131      (617)     2,885   5,183      (484)    4,699
                         ------  ------   -----   -----   -----   -------  -----     -----    -------  ------       ---   -------
Total net sales
  and revenues          $96,497 $25,840  $7,553  $3,044 $(3,880) $129,054 $6,095    $2,012   $137,161 $17,914      $370   $18,284
                         ======  ======   =====   =====   =====   =======  =====     =====    =======  ======       ===    ======
Depreciation and
  amortization           $4,138  $1,102    $366     $95    $  -    $5,701   $434(c)    $92     $6,227  $4,812      $108    $4,920
Interest income            $537    $544    $116      $9    $  -    $1,206   $112     $(592)      $726  $1,524     $(145)   $1,379
Interest expense           $939    $433     $92      $7    $  -    $1,471    $18     $(703)      $786  $5,787       $56    $5,843
Income tax expense
  (benefit)                $787    $319   $(213)     $9    $  -      $902   $(45)     $161     $1,018    $612        $6      $618
Earnings (losses) of
  nonconsolidated
  associates                $14    $(14)   $102   $(152)   $  -      $(50) $(128)     $(61)     $(239)  $  -       $  -      $  -
Net income (loss)        $1,635    $419   $(175)  $(243)    $(2)   $1,634   $272(c)  $(372)(b) $1,534  $1,325       $97    $1,422
Investments in
  nonconsolidated
  affiliates               $675    $262    $445    $395   $(261)   $1,516    $41     $(607)      $950    $557     $(557)     $  -
Segment assets          $68,026 $18,440  $5,548  $1,557 $(2,261)  $91,310$13,008   $10,276   $114,594$131,760      $334  $132,094
Expenditures for
  property               $5,464  $1,205    $534    $197    $  -    $7,400   $344(d)   $208     $7,952    $279      $  -      $279

See notes on next page

                                              II-73
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 26.  Segment Reporting (continued)

                                                          Elimin-                              Total              Other      Total
                           GMNA   GME    GMLAAM    GMAP   ations    GMA    Hughes    Other   Automotive  GMAC   Financing  Financing
                           ----   ---    ------    ----   ------    ---    ------    -----   ----------  ----   ---------  ---------
                                                     (in millions)
1997(a)
Manufactured products
  sales and revenues:
  External customers    $99,435 $23,269  $8,437  $2,980    $  -  $134,121 $5,083    $8,939   $148,143    $  -      $  -      $  -
  Intersegment              821     837     135       -  (1,793)        -     45       (45)         -       -         -         -
                         ------  ------   -----   -----   -----   -------  -----     -----    -------  ------       ---   -------
     Total manufactured
      products          100,256  24,106   8,572   2,980  (1,793)  134,121  5,128     8,894    148,143       -         -         -
Financing revenue             -       -       -       -       -         -      -         -          -  12,577       185    12,762
Other income              2,372     812     212     158       -     3,554    496     3,902      7,952   4,018      (295)    3,723
                         ------  ------   -----   -----   -----   -------  -----     -----    -------  ------       ---   -------
Total net sales
  and revenues         $102,628 $24,918  $8,784  $3,138 $(1,793  $137,675 $5,624   $12,796   $156,095 $16,595     $(110)  $16,485
                        =======  ======   =====   =====   =====   =======  =====    ======    =======  ======       ===    ======
Depreciation and
  amortization           $7,116  $1,563    $248    $294    $  -    $9,221   $296(c)   $316     $9,833  $4,746       $67    $4,813
Interest income            $839    $549    $167     $10    $  -    $1,565    $33     $(489)    $1,109  $1,127     $(109)   $1,018
Interest expense           $643    $395    $118     $23     $(1)   $1,178    $91     $(636)      $633  $5,256       $(6)   $5,250
Income tax (benefit)
  expense                 $(272)   $121     $43    $(29)   $(12)    $(149)  $237       $23       $111    $913        $1      $914
(Losses) earnings of
  nonconsolidated
  associates               $(35)  $(171)   $173     $11    $  -      $(22)  $(72)     $(11)     $(105)   $  -      $  -      $  -
Net (loss) income          $(12)   $(17)   $667   $(172)   $(17)     $449   $471(c) $4,460(b)  $5,380  $1,301       $17    $1,318
Investments in
  nonconsolidated
  affiliates               $552    $229    $414    $427      $1    $1,623    $75     $(638)    $1,060    $213     $(213)     $  -
Segment assets          $68,361 $17,582  $5,651  $1,567   $(874)  $92,287$12,283    $8,746   $113,316$109,686   $(1,235) $108,451
Expenditures for
  property               $5,387  $1,687    $435    $327    $  -    $7,836   $251(d)   $322     $8,409    $238      $  -      $238



(a)The operating results for 1997 are presented to reflect the changes to GM's organizational structure resulting from the Hughes Transactions which occurred in December 1997. As such, Hughes excludes Hughes Defense and Other includes Hughes Defense.
(b)Other includes the $4.3 billion gain resulting from the Hughes Transactions for the year ended December 31, 1997, and income (loss) from discontinued operations related to Delphi of $426 million, $(93) million, and $215 million for the years ended December 31, 1999, 1998, and 1997, respectively.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $21 million for 1999, 1998, and 1997 related to GM's acquisition of Hughes Aircraft Company. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(d)Excludes expenditures related to Satellite Services and Direct-To-Home Broadcast totaling $669 million, $797 million, and $606 million in 1999, 1998, and 1997, respectively. Also excludes expenditures related to the early buy-out of satellite sale-leasebacks totaling $370 million and $156 million in 1999 and 1998, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 26.  Segment Reporting (concluded)

   Information   concerning  principal  geographic  areas  was  as  follows  (in millions):

                              1999                   1998             1997
                        ---------------     ---------------    -----------------
                        Net Sales           Net Sales          Net Sales
                               &   Net            &    Net           &    Net
                        Revenues Property   Revenues  Property Revenues Property
                        -------- --------   --------  -------- -------- --------
North America
  United States        $130,073 $20,634    $105,672  $19,454  $131,076 $17,592
  Canada and Mexico      12,661   3,760      11,009    2,358     7,953   2,506
                       -------- -------     -------   ------  --------  ------
   Total North America  142,734  24,394     116,681   21,812   139,029  20,098
Europe
  France                  2,130     151       2,042      186     1,327     157
  Germany                 8,968   2,912      10,567    3,349     9,358   2,902
  Spain                   2,001     542       1,966      422     1,185     480
  United Kingdom          5,390   1,070       5,379    1,192     5,085   1,176
  Other                   9,407   1,635       9,679    1,748     7,854   1,566
                        -------   -----     -------    -----   -------   -----
   Total Europe          27,896   6,310      29,633    6,897    24,809   6,281
Latin America
  Brazil                  2,830   1,409       4,773    1,879     4,719   1,873
  Other Latin America     1,686     403       2,909      409     2,914     440
                          -----   -----       -----    -----     -----  ------
   Total Latin America    4,516   1,812       7,682    2,288     7,633   2,313
All Other                 1,412     759       1,449    1,611     1,109     888
                        -------  ------     -------   ------   -------  ------
   Total               $176,558 $33,275    $155,445  $32,608  $172,580 $29,580
                        =======  ======     =======   ======   =======  ======


NOTE 27.  Subsequent Events

   On January 10, 2000, GM announced that it intends to exercise the option to buy the remaining 50% of Saab Automobile AB (Saab) from Investor A.B. by the end of January 2000. On January 28, 2000, the acquisition of the remaining 50% of Saab was completed for $125 million and has been accounted for using the purchase method of accounting.
   On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company
(Boeing) for $3.8 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the second or third quarter of 2000. In addition, if Hughes were to enter into a settlement of the China investigation (see Note 16 to the GM consolidated financial statements) prior to the closing of the Boeing transaction that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses.
   Also, on January 13, 2000, Hughes announced the discontinuation of its mobile cellular and narrowband local loop product lines at Hughes Network Systems. As a result of this decision, Hughes recorded a fourth quarter 1999 pre-tax charge to continuing operations of $272 million. The charge represents the write-off of receivables and inventories, licenses, software, and equipment with no alternative use.
   Echostar Communications Corporation and others commenced an action in the United States District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems, and Thomson Consumer Electronic, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engage in other conduct that violates the antitrust laws and constitutes unfair competition. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.
   On February 1, 2000, GM announced it will offer to repurchase $1-2/3 par value common stock in exchange for $8.0 billion of GM Class H common stock, and contribute up to $7.0 billion in GM Class H common stock to its U.S. Hourly-Rate Employee Pension Plan and VEBA trust. In connection with these transactions, GM will issue approximately $15.0 billion of GM Class H common stock. GM expects to complete this proposed transaction during the second quarter of 2000.
   On March 1, 2000, Hughes announced that DIRECTV Japan's operations will be discontinued and that its subscribers would migrate to SkyPerfecTV, a Japanese company providing direct-to-home satellite broadcasting. As a result of this transaction, Hughes will acquire a 6.8% interest in SkyPerfecTV, which is expected to complete an IPO during its fiscal year ending March 31, 2001. Hughes will be required to fund a substantial portion of the costs to be incurred over the next six to nine months to exit the DIRECTV Japan business. Hughes will accrue such exit costs during the first quarter of fiscal 2000. The first quarter charge will be offset by the fair value of the SkyPerfecTV interest received; however, the amounts are not yet estimable. In addition, Hughes will continue to record its share of DIRECTV Japan's operating losses during fiscal 2000.




                                      II-75
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded

NOTE 27.  Subsequent Events (concluded)

   On March 6, 2000, GM announced that it will seek stockholder approval to increase the number of authorized shares of GM Class H common stock from 600 million to 3.6 billion shares. If approved, GM expects to declare a stock split of the GM Class H common stock in the form of a stock dividend shortly after the annual stockholders' meeting held in June 2000.
   On March 7, 2000, GM announced  that it intends to redeem  approximately  3 million  outstanding  Series-D 7.92%  Depositary  Shares and  approximately  3.1 million outstanding Series-D 8.67% TOPrSsm on May 2, 2000. The securities together have a total face value of approximately $150 million. The Series-D 7.92% Depositary Shares will be redeemed at a price of $25 per share, plus accrued and unpaid dividends of $0.18 per share. The Series-D 8.67% TOPrSsm will be redeemed at a price of $25 per security, plus an accrued and unpaid distribution of $0.01 per share (see Note 17 to the GM consolidated financial statements).



                                      * * * * * * * *


















































                                      II-76

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                                   1999 Quarters
                                      ------------------------------------------
                                      1st         2nd         3rd      4th (1)
                                      ---         ---         ---      ---
                                  (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues         $42,435     $45,067     $42,794    $46,262
                                      ------      ------      ------     ------

Income from continuing operations
  before income taxes
  and minority interests              $2,940      $2,784      $1,518     $1,805
Income tax expense                     1,029         956         553        580
Minority interests                       (14)         (7)         (7)         -
Losses of nonconsolidated associates     (77)        (87)        (81)       (80)
                                      ------      ------        ----     ------
  Income from continuing operations    1,820       1,734         877      1,145
Income from discontinued operations      242         184           -          -
                                       -----       -----       -----   --------
  Net income                           2,062       1,918         877      1,145
Dividends on preference stocks           (16)         (7)        (28)       (29)
                                       -----     -------        ----     ------
    Earnings attributable to
      common stocks                   $2,046      $1,911        $849     $1,116
                                       =====       =====         ===      =====

Earnings (losses) attributable
  to common stocks
  $1-2/3 par value
    Continuing operations             $1,783      $1,754        $866     $1,196
    Discontinued operations              242         184           -          -
                                       -----       -----      ------   --------
  Earnings attributable to
   $1-2/3 par value                   $2,025      $1,938        $866     $1,196
                                       =====       =====         ===      =====
  Earnings (losses) attributable
   to Class H                            $21        $(27)       $(17)      $(80)
                                          ==          ==          ==         ==

Basic earnings (losses) per share
  attributable to common stocks
  $1-2/3 par value
    Continuing operations              $2.73       $2.71       $1.35      $1.90
    Discontinued operations             0.37        0.28           -          -
                                        ----        ----      ------     ------
  Earnings per share attributable
    to $1-2/3 par value                $3.10       $2.99       $1.35      $1.90
                                        ====        ====        ====       ====
  Earnings (losses) per share
    attributable to Class H            $0.20      $(0.23)     $(0.13)    $(0.58)
                                        ====        ====        ====       ====

Average number of shares of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                     654         648         641        630
    Class H                              106         121         135        136

Diluted earnings (losses) per share attributable to common stocks
  $1-2/3 par value
    Continuing operations              $2.68       $2.66       $1.33      $1.86
    Discontinued operations             0.36        0.28          -           -
                                        ----        ----        ----      -----
  Earnings per share attributable
    to $1-2/3 par value                $3.04       $2.94       $1.33      $1.86
                                        ====        ====        ====       ====
  Earnings (losses) per share
    attributable to Class H            $0.19      $(0.23)     $(0.13)    $(0.58)
                                        ====        ====        ====       ====

Average number of shares of common stocks
  outstanding - diluted (in millions)
    $1-2/3 par value                     667         660         652        643
    Class H                              112         121         135        136




                                      II-77
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION - continued


Selected Quarterly Data (Unaudited) - continued

(1) Fourth quarter 1999 results were impacted by net charges against income from continuing operations of $110 million or $0.09 per share of $1-2/3 par value common stock which consisted of the following special items:
       An increase to income of $892 million ($553 million after-tax, or $0.86 earnings per share of $1-2/3 par value common stock) related to the reversal of a liability for benefits payable to excess U.S. hourly employees (see Note 4 to the GM consolidated financial statements);
       A charge of $658 million ($408 million after-tax, or $0.63 loss per share of $1-2/3 par value common stock) related to the benefit increase granted to hourly retirees in connection with the UAW agreement (GM expenses this benefit in the period that the contract with the UAW is ratified);
       A charge of $147 million ($90 million after-tax, or $0.14 loss per share of $1-2/3 par value common stock) related to a U.S. salaried early retirement program (approximately 1,700 people elected participation in this program); and
       A charge of $272 million ($165 million after-tax, or $0.18 loss per share of $1-2/3 par value common stock and $0.38 loss per share of GM Class H common stock) related to Hughes' decision to discontinue certain of its wireless manufacturing operations at Hughes Network Systems.












































                                      II-78
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION - continued

Selected Quarterly Data (Unaudited) - continued

                                                     1998 Quarters
                                       -----------------------------------------
                                       1st         2nd(1)      3rd       4th (2)
                                       ---         ---         ---       ---
                                  (Dollars in Millions Except Per Share Amounts)

Total net sales and revenues         $40,024     $37,272     $33,525    $44,624
                                      ------      ------      ------     ------

Income (loss) from continuing operations
  before income taxes
  and minority interests              $2,083        $511       $(419)    $2,769
Income tax expense (benefit)             695         159        (144)       926
Minority interests                       (10)          -          (1)        (9)
Losses of nonconsolidated associates     (10)        (46)        (33)      (150)
                                      ------        ----        ----      -----
  Income (loss) from continuing
   operations                          1,368         306        (309)     1,684
Income (loss) from discontinued
   operations                            236          83        (500)        88
                                       -----       -----         ---     ------
  Net income (loss)                    1,604         389        (809)     1,772
Dividends on preference stocks           (16)        (16)        (16)       (15)
                                      ------        ----        ----     ------
  Earnings (losses) attributable
   to common stocks                   $1,588        $373       $(825)    $1,757
                                       =====         ===         ===      =====

Earnings (losses) attributable
  to common stocks
  $1-2/3 par value
    Continuing operations             $1,338        $275       $(336)    $1,637
    Discontinued operations              236          83        (500)        88
                                       -----       -----         ---     ------
  Earnings (losses) attributable
   to $1-2/3 par value                $1,574        $358       $(836)    $1,725
                                       =====         ===         ===      =====
  Earnings attributable to Class H       $14         $15         $11        $32
                                          ==          ==          ==         ==

Basic earnings (losses) per share
  attributable to common stocks
  $1-2/3 par value
    Continuing operations              $1.96       $0.41      $(0.52)     $2.51
    Discontinued operations             0.35        0.13       (0.76)      0.13
                                        ----        ----        ----       ----
  Earnings (losses) per share
    attributable to $1-2/3
    par value                          $2.31       $0.54      $(1.28)     $2.64
                                        ====        ====        ====       ====
  Earnings per share attributable
    to Class H                         $0.13       $0.14       $0.11      $0.30
                                        ====        ====        ====       ====

Average number of shares of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                     682         661         654         654
    Class H                              104         105         106         106

Diluted earnings (losses) per share
  attributable to common stocks
  $1-2/3 par value
    Continuing operations              $1.93       $0.40      $(0.52)     $2.48
    Discontinued operations             0.34        0.12       (0.76)      0.13
                                        ----        ----        ----       ----
  Earnings (losses) per share
    attributable to $1-2/3
    par value                          $2.27       $0.52      $(1.28)     $2.61
                                        ====        ====        ====       ====
  Earnings per share attributable
    to Class H                         $0.13       $0.14       $0.11      $0.30
                                        ====        ====        ====       ====

Average number of shares of common stocks
  outstanding - diluted (in millions)
    $1-2/3 par value                     693         672         654         665
    Class H                              109         111         110         109








                                      II-79
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INFORMATION - concluded


Selected Quarterly Data (Unaudited) - (concluded)

--------------------
(1)Second quarter 1998 results included a charge against income from continuing operations of $74 million ($44 million after-tax, or $0.06 loss per share of $1-2/3 par value common stock), related to work schedule modifications at Opel Belgium.
(2)Fourth quarter 1998 results included charges against income from continuing operations totaling $224 million ($228 million after-tax, or $0.34 loss per share of $1-2/3 par value common stock), resulting from GM's competitiveness studies.




















































                                      II-80
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

      None





























































                                      II-81

                                    PART III

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEMS 10, 11, 12, AND 13

   Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.






















































                                      III-1

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
                                                                   Page
                                                                  Number
                                                                  ------

(a) 1.  All Financial Statements                                 See Part II
    2.  Financial Statement Schedule II -
        Allowances for the Years Ended December 31,
        1999, 1998, and 1997                                         IV-3
    3.  Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
-------

(3)(a)  Restated Certificate of Incorporation, as amended,
          filed as Exhibit 3(i) to the Current  Report on
          Form 8-K of General Motors  Corporation  dated June
          24, 1999, and Amendment to Article Fourth of the
          Certificate of Incorporation -  Division III -
          Preference Stock, by reason of the Certificates of
          Designations filed with the Secretary of State of
          the State of Delaware on September 14, 1987 and
          the Certificate of Decrease filed with the Secretary
          of State of the State of Delaware on September 29,
          1987 (pertaining to the Six Series of Preference
          Stock contributed to the General Motors pension trusts), incorporated by reference to Exhibit 19 to the
          Quarterly  Report on Form 10-Q of General Motors
          Corporation for the quarter ended June 30, 1990 in
          the Form SE of General Motors Corporation dated
          August 6, 1990; as further amended by the Certificate
          of Designations filed with the Secretary of State
          of the State of Delaware on June 28, 1991  (pertaining
          to Series A Conversion  Preference  Stock),
          incorporated by reference to Exhibit 4(a) to Form S-8 Registration Statement No. 33-43744 in the Form SE
          of General Motors  Corporation  dated November 1,
          1991; as further amended by the  Certificate of
          Designations  filed with the Secretary of State of
          the State of Delaware on December 9, 1991 (pertaining to
          Series B 9-1/8% Preference Stock), incorporated by
          reference to Exhibit 4(a) to Form S-3 Registration
          Statement No. 33-45216 in the Form SE of General
          Motors Corporation dated January 27, 1992; as further
          amended by the Certificate of Designations filed with
          the Secretary of State of the State of Delaware on
          February 14, 1992 (pertaining to Series C Convertible
          Preference Stock), incorporated by reference to Exhibit
          (3)(a) to the Annual Report on Form 10-K of General
          Motors Corporation for the year ended December 31, 1991
          in the Form SE of General Motors Corporation dated
          March 20, 1992; as further amended by the Certificate
          of Designations filed with the Secretary of State of
          the State of Delaware on July 15, 1992 (pertaining to
          Series D 7.92% Preference Stock), incorporated by
          reference to Exhibit 3(a)(2) to the Quarterly Report
          on Form 10-Q of General Motors Corporation for the
          quarter ended June 30, 1992 in the Form SE of General
          Motors Corporation dated August 10, 1992; as further
          amended by the Certificate of Designations filed with
          the Secretary of State of the State of Delaware on
          December 15, 1992 (pertaining to Series G 9.12%
          Preference Stock), incorporated by reference to Exhibit
          4(a) to Form S-3 Registration Statement No. 33-49309
          in the Form SE of General Motors Corporation dated
          January 25, 1993; and as further amended by the
          Certificate of Designations filed with the Secretary
          of State of the State of Delaware on June 24, 1999
          (pertaining to Series H 6.25% Automatically Convertible Preference Stock), incorporated by reference to
          Exhibit 4(a) to Form S-8 Registration Statement No.
          333-31846 in the Form SE of General Motors Corporation
          dated March 6, 2000.                                          N/A
(3)(b)  By-Laws, as amended, filed as Exhibit 3(ii) to the Current
          Report on Form 8-K of General Motors Corporation
          dated August 2, 1999.                                         N/A
(4)(a)  Form of Indenture relating to the $500,000,000 8-1/8%
          Debentures Due April 15, 2016 dated as of April 1,
          1986 between General Motors  Corporation and
          Citibank,  N.A.,  Trustee,  incorporated  by reference
          to Exhibit 4 to Amendment No. 1 to Form S-3
          Registration  Statement  No.  33-4452 and resolutions
          adopted by the Special Committee on April 15, 1986, incorporated by reference to Exhibit 4(a) to the
          Current  Report on Form 8-K of General Motors Corporation
          dated April 24, 1986.                                         N/A
(4)(b)  Form of Indenture relating to the $700,000,000 9-5/8%
          Notes Due December 1, 2000 and the $1,400,000,000
          Medium-Term Note Program dated as of November 15,1990
          between General Motors Corporation and Citibank, N.A.,
          Trustee, incorporated by reference to Exhibit 4(a) to
          Form S-3 Registration Statement No. 33-37737.                 N/A

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

Exhibit                                                                 Page
Number                                                                 Number
-------                                                                ------

(4)(c)    Form of Indenture relating to the $377,377,000 7.75%
            Debentures Due March 15, 2036 dated as of December 7,
            1995 between General Motors Corporation and
            Citibank, N.A., Trustee, filed as Exhibit 4(a) to
            Amendment No. 1 to Form S-3 Registration Statement
            No. 33-64229.                                               N/A
(4)(d)    Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this
            exhibit index because the amount of debt authorized
            under any such instrument does not exceed 10% of the
            total assets of the Registrant and its subsidiaries.
            The Registrant agrees to furnish a copy of any
            such instrument to the Commission upon request.             N/A
(4)(e)(i) Amended and Restated Declaration of Trust of General
            Motors Capital Trust D, incorporated by reference to
            Exhibit 4(c)(i) to the Current Report on Form 8-K
            of General Motors Corporation dated July 1, 1997.           N/A
(4)(e)(ii)Amended and Restated Declaration of Trust of General
            Motors Capital Trust G, incorporated by reference to
            Exhibit 4(c)(ii) to the Current Report on Form 8-K
            of General Motors Corporation dated July 1, 1997.           N/A
(4)(f)(i) Indenture between General Motors Corporation and
            Wilmington Trust Company, incorporated by reference
            to Exhibit 4(d)(i) to the Current Report on Form
            8-K of General Motors Corporation dated July 1, 1997.       N/A
(4)(f)(ii)First  Supplemental  Indenture between General Motors
            Corporation and Wilmington  Trust Company With
            Respect To The Series D Junior Subordinated Debentures, incorporated by reference to Exhibit 4(d)(ii)
            to the Current Report on Form 8-K of General Motors
            Corporation dated July 1, 1997.                             N/A
(4)(f)(iii)Second Supplemental Indenture between General Motors
            Corporation and Wilmington Trust Company With Respect
            To The Series G Junior Subordinated Debentures,
            incorporated by reference to Exhibit 4(d)(iii) to
            the Current Report on Form 8-K of General Motors
            Corporation dated July 1, 1997.                             N/A
(4)(g)(i) Series D Preferred Securities Guarantee Agreement,
            General Motors Capital Trust D, incorporated by
            reference to Exhibit 4(g)(i) to the Current Report
            on Form 8-K of General Motors Corporation dated
            July 1, 1997.                                               N/A
(4)(g)(ii)Series G Preferred Securities Guarantee Agreement,
            General Motors Capital Trust G, incorporated by
            reference to Exhibit 4(g)(ii) to the Current Report
            on Form  8-K of  General  Motors  Corporation  dated
            July 1,  1997.                                              N/A
(10)(a)** General Motors Amended 1987 Stock  Incentive  Plan,
            incorporated  by reference to Exhibit A to the Proxy
            Statement of General Motors Corporation dated
            April 13,1992                                               N/A
(10)(b)** General Motors Performance Achievement Plan, incorporated by reference to Exhibit A to the Proxy Statement
            of General Motors Corporation dated April 16, 1982.         N/A
(10)(c)** General  Motors  1987  Performance   Achievement  Plan,
            incorporated by reference to Exhibit A to the Proxy
            Statement of General Motors  Corporation  dated
            April 17,1987                                               N/A
(10)(d)** General Motors 1992 Performance  Achievement  Plan,
            incorporated by reference to Exhibit A to the Proxy
            Statement of General Motors Corporation dated
            April 13,1992                                               N/A
(12)     Computation of Ratios of Earnings to Fixed Charges
            for the Years Ended December 31, 1999, 1998, and 1997.      IV-6
(21)      Subsidiaries of the Registrant as of December 31, 1999        IV-7
(23)      Consent of Independent Auditors                               IV-13
(99)      Hughes Electronics Corporation Financial Statements
            and Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         IV-14
(27)      Financial Data Schedule (for SEC information only)            N/A

*  The  registrant  hereby  undertakes to furnish  supplementally  a copy of any
   omitted   schedule  or  other  attachment  to  the  Securities  and  Exchange
   Commission upon request.
** Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

   Three  reports on Form 8-K,  dated  October 4, 1999,  October 13,  1999,  and
December 10, 1999 were filed during the quarter ended December 31, 1999 reporting matters under Item 5, Other Events. Subsequently, one report on Form 8-K, dated August 2, 1999 was filed on January 14, 2000 reporting matters under
Item 5, Other Events.


                              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                        SCHEDULE II - ALLOWANCES

                                                                 Additions    Additions
                                                   Balance at    charged to   charged to
                                                   beginning     costs and       other                    Balance at
Description                                        of year       expenses      accounts    Deductions     end of year
-----------                                        -------       --------      --------    ----------     -----------
                                                                         (Dollars in Millions)
For the Year Ended December 31, 1999
Allowances Deducted from Assets
  Finance receivables (unearned income)            $4,027           $ -       $3,411         $3,285        $4,153
  Allowance for credit losses                       1,021           404          109(a)         420(b)      1,114
  Accounts and notes receivable (for doubtful
    receivables)                                      309            75           29(a)         112(b)        301
  Inventories (principally for obsolescence of
    service parts)                                    257           107(c)         -              -           364
  Other investments and miscellaneous assets
    (receivables and other)                            14                                         9             5
  Miscellaneous allowances (mortgage and other)       252            54            1             82           225
                                                   ------          ----        -----          -----         -----
      Total Allowances Deducted from Assets        $5,880          $640       $3,550         $3,908        $6,162
                                                    =====           ===        =====          =====         =====

For the Year Ended December 31, 1998
Allowances Deducted from Assets
  Finance receivables (unearned income)            $3,516           $ -       $3,288         $2,777        $4,027
  Allowance for credit losses                         903           463           96(a)         441(b)      1,021
  Accounts and notes receivable (for doubtful
    receivables)                                      161           208           19(a)          79(b)        309
  Inventories (principally for obsolescence of
    service parts)                                    258             -            -              1(c)        257
  Other investments and miscellaneous assets
    (receivables and other)                            13             -            1              -            14
  Miscellaneous allowances (mortgage and other)       202            52          113            115           252
                                                    -----          ----        -----          -----         -----
      Total Allowances Deducted from Assets        $5,053          $723       $3,517         $3,413        $5,880
                                                    =====           ===        =====          =====         =====

For the Year Ended December 31, 1997
Allowances Deducted from Assets
  Finance receivables (unearned income)            $3,642           $ -       $3,161         $3,287        $3,516
  Allowance for credit losses                         922           523           62(a)         604(b)        903
  Accounts and notes receivable (for doubtful
    receivables)                                      127            41           41(a)          48(b)        161
  Inventories (principally for obsolescence of
    service parts)                                    302             -            -             44(c)        258
  Other investments and miscellaneous assets
    (receivables and other)                            12             -            1              -            13
  Miscellaneous allowances (mortgage)                 138           106            6             48           202
                                                    -----           ---        -----         ------        ------
      Total Allowances Deducted from Assets        $5,143          $670       $3,271         $4,031        $5,053
                                                    =====           ===        =====          =====         =====


Notes:  (a) Primarily reflects the recovery of accounts previously written-off.
        (b) Accounts written off.
        (c) Represents net change of inventory allowances.
Reference should be made to the notes to consolidated financial statements.
                                               IV-3

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         GENERAL MOTORS CORPORATION
                                         (Registrant)

Date:  March 6, 2000                By
                                         /s/JOHN F. SMITH, JR.
                                         ---------------------------------------
                                                 (John F. Smith, Jr.
                                         Chairman of the Board of Directors
                                              and Chief Executive Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 6th day of March 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                                              Title

/s/JOHN F. SMITH, JR.                     Chairman of the Board of Directors
---------------------                     and Chief Executive Officer
(John F. Smith, Jr.)


/s/HARRY J. PEARCE                        Vice Chairman of the Board of
------------------                        Directors
(Harry J. Pearce)


/s/G. RICHARD WAGONER, JR.                President and Chief Operating Officer
-------------------------
(G. Richard Wagoner, Jr.)


/s/J. MICHAEL LOSH                        Executive Vice President   )
------------------                        and Chief Financial Officer)
(J. Michael Losh)                                                    )
                                                                     )Principal
                                                                     )Financial
/s/ERIC A. FELDSTEIN                      Vice President and         )Officers
--------------------                      Treasurer                  )
(Eric A. Feldstein)                                                  )


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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - concluded

         Signature                                Title
        -----------                              -------

/s/PERCY BARNEVIK                               Director
-----------------
 (Percy Barnevik)


/s/JOHN H. BRYAN                                Director
----------------
 (John H. Bryan)


/s/THOMAS E. EVERHART                           Director
---------------------
 (Thomas E. Everhart)


/s/CHARLES T. FISHER, III                       Director
-------------------------
 (Charles T. Fisher, III)


/s/GEORGE M. C. FISHER                          Director
----------------------
 (George M. C. Fisher)


/s/NOBUYUKI IDEI                                Director
----------------
 (Nobuyuki Idei)


/s/KAREN KATEN                                  Director
--------------
 (Karen Katen)


/s/J. WILLARD MARRIOTT, JR.                     Director
---------------------------
 (J. Willard Marriott, Jr.)


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