Form 10-Q
period 2000-03-31
GENERAL MOTORS CORP
filed 2000-05-15
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended March 31, 2000


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934


     For the transition period from                    to
                                      ---------------     -------------


                          Commission file number 1-143



                           GENERAL MOTORS CORPORATION
             (Exact name of registrant as specified in its charter)



            STATE OF DELAWARE                                  38-0572515
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)




         300 Renaissance Center, Detroit, Michigan                48265-3000
          (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code (313) 556-5000
                                                   --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No . ---

     As of March 31, 2000, there were outstanding 621,181,380 shares of the issuer's $1-2/3 par value common stock and 138,437,233 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three Months
            Ended March 31, 2000 and 1999                                3

           Consolidated Balance Sheets as of March 31, 2000,
            December 31, 1999, and March 31, 1999                        5

           Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 2000 and 1999               7

           Notes to Consolidated Financial Statements                    9

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         20

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            31

   Item 6. Exhibits and Reports on Form 8-K                             32

Signature                                                               32


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             33

Exhibit 27 Financial Data Schedule (Unaudited)
           (for Securities and Exchange Commission information only)

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          2000          1999
                                                          ----          ----
                                                        (Dollars in Millions
                                                      Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Manufactured products sales and revenues               $40,396       $36,620
Financing revenues                                       4,075         3,509
Other income (Note 10)                                   2,387         2,306
                                                       -------       -------
  Total net sales and revenues                          46,858        42,435
                                                        ------        ------
Cost of sales and other operating expenses,
  exclusive of items listed below                       33,465        30,666
Selling, general, and administrative expenses            4,786         3,822
Depreciation and amortization expense                    3,238         2,724
Interest expense                                         2,228         1,845
Other expenses (Note 10)                                   509           438
                                                       -------       -------
  Total costs and expenses                              44,226        39,495
Income from continuing operations before income taxes
  and minority interests                                 2,632         2,940
Income tax expense                                         783         1,029
Minority interests                                           2           (14)
Losses of nonconsolidated associates                       (68)          (77)
                                                        ------        ------
Income from continuing operations                        1,783         1,820
Income from discontinued operations (Note 2)                 -           242
                                                        ------        ------
  Net income                                             1,783         2,062
Dividends on preference stocks                             (29)          (16)
                                                        ------        ------
  Earnings attributable to common stocks                $1,754        $2,046
                                                         =====         =====

Basic earnings (losses) per share attributable
to common stocks (Note 9)
$1-2/3 par value
  Continuing operations                                  $2.88         $2.73
  Discontinued operations (Note 2)                           -          0.37
                                                          ----          ----
Earnings per share attributable to $1-2/3 par value      $2.88         $3.10
                                                          ====          ====
(Losses) earnings per share attributable to Class H     $(0.23)        $0.20
                                                          ====          ====

Diluted earnings (losses) per share attributable
to common stocks (Note 9)
$1-2/3 par value
  Continuing operations                                  $2.80         $2.68
  Discontinued operations (Note 2)                           -          0.36
                                                          ----          ----
Earnings per share attributable to $1-2/3 par value      $2.80         $3.04
                                                          ====          ====
(Losses) earnings per share attributable to Class H     $(0.23)        $0.19
                                                          ====          ====




Reference should be made to the notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                          2000          1999
                                                          ----          ----
                                                        (Dollars in Millions)


AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS
Manufactured products sales and revenues               $40,396       $36,620
Other income (Note 10)                                     799           903
                                                        ------        ------
  Total net sales and revenues                          41,195        37,523
                                                        ------        ------
Cost of sales and other operating expenses,
  exclusive of items listed below                       33,465        30,666
Selling, general, and administrative expenses            3,480         2,741
Depreciation and amortization expense                    1,715         1,452
                                                        ------        ------
  Total operating costs and expenses                    38,660        34,859
                                                        ------        ------
Interest expense                                           216           194
Other expenses (Note 10)                                   168            58
Net expense from transactions with Financing and
  Insurance Operations                                     139            94
                                                        ------        ------
Income from continuing operations before income taxes
  and minority interests                                 2,012         2,318
Income tax expense                                         542           788
Minority interests                                           3            (6)
Losses of nonconsolidated associates                       (68)          (77)
                                                        ------        ------
Income from continuing operations                        1,405         1,447
Income from discontinued operations (Note 2)                 -           242
                                                        ------        ------
  Net income - Automotive, Communications Services,
    and Other Operations                                $1,405        $1,689
                                                         =====         =====


                                                           Three Months Ended
                                                               March 31,
                                                               ---------
                                                          2000          1999
                                                          ----          ----
                                                        (Dollars in Millions)


FINANCING AND INSURANCE OPERATIONS
Financing revenues                                      $4,075        $3,509
Insurance, mortgage, and other income                    1,588         1,403
                                                         -----         -----
  Total revenues and other income                        5,663         4,912
                                                         -----         -----
Interest expense                                         2,012         1,651
Depreciation and amortization expense                    1,523         1,272
Operating and other expenses                             1,306         1,081
Provisions for financing losses                            107           119
Insurance losses and loss adjustment expenses              234           261
                                                         -----         -----
  Total costs and expenses                               5,182         4,384
                                                         -----         -----
Net income from transactions with Automotive,
  Communications Services, and Other Operations           (139)          (94)
                                                           ---          ----
Income before income taxes and minority interests          620           622
Income tax expense                                         241           241
Minority interests                                          (1)           (8)
                                                           ---           ---
  Net income - Financing and Insurance Operations         $378          $373
                                                           ===           ===


The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                             March 31,              March 31,
                                               2000     Dec. 31,      1999
GENERAL MOTORS CORPORATION AND SUBSIDIARIES (Unaudited)   1999    (Unaudited)
                                             ---------    ----     ---------
                    ASSETS                        (Dollars in Millions)
Automotive, Communications Services,
 and Other Operations
Cash and cash equivalents                      $8,497    $9,730      $12,081
Marketable securities                           1,948     1,698        1,137
                                               ------    ------      -------
  Total cash and marketable securities         10,445    11,428       13,218
Accounts and notes receivable (less allowances) 5,552     5,093        4,686
Inventories (less allowances) (Note 3)         12,028    10,638       11,566
Net assets of discontinued operations (Note 2)      -         -        3,191
Equipment on operating leases (less
  accumulated depreciation)                     5,963     5,744        6,048
Deferred income taxes and other current assets  9,491     9,006        9,537
                                               ------    ------       ------
  Total current assets                         43,479    41,909       48,246
Equity in net assets of nonconsolidated
  associates                                    2,158     1,711        1,659
Property - net (Note 4)                        33,177    32,779       31,636
Intangible assets - net                         8,808     8,527       10,170
Deferred income taxes                          15,100    15,277       15,410
Other assets                                   25,372    25,358       13,565
                                               ------    ------       ------
  Total Automotive, Communications Services,
    and Other Operations assets               128,094   125,561      120,686
Financing and Insurance Operations
Cash and cash equivalents                         910       712          502
Investments in securities                       9,016     9,110        8,703
Finance receivables - net                      84,581    80,627       73,839
Investment in leases and other receivables     37,350    36,407       32,707
Other assets                                   21,243    21,312       15,400
Net receivable from Automotive, Comm. Serv.,
  and Other Operations                          1,407     1,001          399
                                              -------   -------      -------
  Total Financing and Insurance
    Operations assets                         154,507   149,169      131,490
                                              -------   -------      -------
Total assets                                 $282,601  $274,730     $252,176
                                              =======   =======      =======
               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)          $17,649   $17,254      $16,162
Loans payable                                   2,041     1,991          869
Accrued expenses                               33,214    32,854       33,210
Net payable to Financing and
  Insurance Operations                          1,407     1,001          339
                                               ----      ------       ------
  Total current liabilities                    54,311    53,100       50,580
Long-term debt                                  8,587     7,415        7,011
Postretirement benefits other than
  pensions (Note 5)                            34,532    34,166       34,416
Pensions                                        3,395     3,339        3,761
Other liabilities and deferred income taxes    17,214    17,426       17,768
                                              -------   -------      -------
  Total Automotive, Communications Services,
    and Other Operations liabilities          118,039   115,446      113,536
Financing and Insurance Operations
Accounts payable                                4,616     4,262        4,405
Debt                                          124,492   122,282      106,379
Other liabilities and deferred income taxes    12,202    11,282       10,395
                                              -------   -------      -------
  Total Financing and Insurance
    Operations liabilities                    141,310   137,826      121,179
Minority interests                                621       596          580
General Motors - obligated mandatorily
  redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of General Motors (Note 6)
    Series D                                       79        79           79
    Series G                                      139       139          141
Stockholders' equity
Preference stocks (Note 7)                          -         -            1
$1-2/3 par value common stock
  (issued, 621,602,927; 619,412,233
  and 649,568,145 shares) (Note 9)              1,036     1,033        1,083
Class H common stock (issued,
  138,512,612; 137,115,187 and
  106,641,918 shares)                              14        14           11
Capital surplus (principally additional
  paid-in capital)                             14,031    13,794       13,276
Retained earnings                               8,404     6,961        8,703
                                              -------   -------      -------
    Subtotal                                   23,485    21,802       23,074
Accumulated foreign currency translation
  adjustments                                  (2,115)   (2,033)      (1,782)
Net unrealized gains on securities              1,164       996          458
Minimum pension liability adjustment             (121)     (121)      (5,089)
                                               ------    ------        -----
    Accumulated other comprehensive loss       (1,072)   (1,158)      (6,413)
                                               ------    ------       ------
      Total stockholders' equity               22,413    20,644       16,661
                                              -------   -------      -------
Total liabilities and stockholders' equity   $282,601  $274,730     $252,176
                                              =======   =======      =======

Reference should be made to the notes to consolidated financial statements.
                                      - 5 -
                     CONSOLIDATED BALANCE SHEETS - concluded
                                             March 31,              March 31,
                                               2000     Dec. 31,      1999
                                           (Unaudited)   1999     (Unaudited)
                                            ---------    ----      ---------
                                                 (Dollars in Millions)
AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS
                        ASSETS
Cash and cash equivalents                      $8,497    $9,730      $12,081
Marketable securities                           1,948     1,698        1,137
                                              -------   -------      -------
  Total cash and marketable securities         10,445    11,428       13,218
Accounts and notes receivable (less allowances) 5,552     5,093        4,686
Inventories (less allowances) (Note 3)         12,028    10,638       11,566
Net assets of discontinued operations (Note 2)      -         -        3,191
Equipment on operating leases (less
  accumulated depreciation)                     5,963     5,744        6,048
Deferred income taxes and other current assets  9,491     9,006        9,537
                                               ------    ------       ------
  Total current assets                         43,479    41,909       48,246
Equity in net assets of nonconsolidated
  associates                                    2,158     1,711        1,659
Property - net (Note 4)                        33,177    32,779       31,636
Intangible assets - net                         8,808     8,527       10,170
Deferred income taxes                          15,100    15,277       15,410
Other assets                                   25,372    25,358       13,565
                                              -------   -------      -------
  Total Automotive, Communications Services,
    and Other Operations assets              $128,094  $125,561     $120,686
                                              =======   =======      =======

               LIABILITIES AND GM INVESTMENT

Accounts payable (principally trade)          $17,649   $17,254      $16,162
Loans payable                                   2,041     1,991          869
Accrued expenses                               33,214    32,854       33,210
Net payable to Financing and Insurance
  Operations                                    1,407     1,001          339
                                               ------    ------       ------
  Total current liabilities                    54,311    53,100       50,580
Long-term debt                                  8,587     7,415        7,011
Postretirement benefits other than
  pensions (Note 5)                            34,532    34,166       34,416
Pensions                                        3,395     3,339        3,761
Other liabilities and deferred income taxes    17,214    17,426       17,768
                                              -------   -------      -------
  Total Automotive, Communications Services,
     and Other Operations liabilities         118,039   115,446      113,536
Minority interests                                595       574          520
GM investment in Automotive, Communications
  Services, and Other Operations                9,460     9,541        6,630
                                              -------   -------      -------
  Total Automotive, Communications Services,
    and Other Operations liabilities
    and GM investment                        $128,094  $125,561     $120,686
                                              =======   =======      =======

                                             March 31,              March 31,
                                               2000     Dec. 31,      1999
FINANCING AND INSURANCE OPERATIONS         (Unaudited)   1999     (Unaudited)
                                            ---------    ----      ---------
                                                 (Dollars in Millions)
                        ASSETS
Cash and cash equivalents                        $910      $712         $502
Investments in securities                       9,016     9,110        8,703
Finance receivables - net                      84,581    80,627       73,839
Investment in leases and other receivables     37,350    36,407       32,707
Other assets                                   21,243    21,312       15,400
Net receivable from Automotive,
  Communications Services,
  and Other Operations                          1,407     1,001          339
                                              -------   -------      -------
  Total Financing and Insurance
    Operations assets                        $154,507  $149,169     $131,490
                                              =======   =======      =======

               LIABILITIES AND GM INVESTMENT

Accounts payable                               $4,616    $4,262       $4,405
Debt                                          124,492   122,282      106,379
Other liabilities and deferred income taxes    12,202    11,282       10,395
                                              -------   -------      -------
  Total Financing and Insurance
    Operations liabilities                    141,310   137,826      121,179
Minority interests                                 26        22           60
GM investment in Financing and
  Insurance Operations                         13,171    11,321       10,251
                                              -------   -------      -------
  Total Financing and Insurance Operations
    liabilities and GM investment            $154,507  $149,169     $131,490
                                              =======   =======      =======

The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2000            1999
                                               ------          ------
                                                  (Dollars in Millions)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Net cash provided by operating activities      $6,104         $15,094

Cash flows from investing activities
Expenditures for property                      (1,805)         (1,384)
Investments in marketable securities
  - acquisitions                               (6,828)         (7,553)
Investments in marketable securities
  - liquidations                                6,981           6,344
Mortgage servicing rights - acquisitions         (178)           (327)
Mortgage servicing rights - liquidations            -               -
Finance receivables - acquisitions            (51,978)        (42,969)
Finance receivables - liquidations             35,252          31,921
Proceeds from sales of finance receivables     12,248           7,375
Operating leases - acquisitions                (6,655)         (5,898)
Operating leases - liquidations                 3,502           3,129
Investments in companies, net of
  cash acquired (Note 11)                        (154)           (514)
Other                                             146            (170)
                                                -----          ------
Net cash used in investing activities          (9,469)        (10,046)
                                                -----          ------

Cash flows from financing activities
Net decrease in loans payable                    (589)         (5,231)
Long-term debt - borrowings                     8,940           7,970
Long-term debt - repayments                    (5,610)         (3,980)
Repurchases of common and preference stocks      (132)           (979)
Proceeds from issuing common and preference
  stocks                                          156             284
Cash dividends paid to stockholders              (339)           (343)
                                                -----           -----
Net cash provided by (used in) financing
  activities                                    2,426          (2,279)
                                                -----           -----

Effect of exchange rate changes on cash and
  cash equivalents                                (96)           (188)
                                               ------          ------
Net cash (used in) provided by
  continuing operations                        (1,035)          2,581
Net cash provided by discontinued
  operations (Note 2)                               -             128
                                                -----           -----
Net (decrease) increase in cash and
  cash equivalents                             (1,035)          2,709
Cash and cash equivalents at beginning
  of the period                                10,442           9,874
                                               ------          ------
Cash and cash equivalents at end of the period $9,407         $12,583
                                                =====          ======








Reference should be made to the notes to consolidated financial statements.














                                      - 7 -


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - concluded
                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                     2000                        1999
                                                     ----                        ----
                                          Automotive,    Financing     Automotive,    Financing
                                          Comm.Serv.        and        Comm.Serv.        and
                                          and Other      Insurance     and Other      Insurance
                                          ---------      ---------     ---------      ---------
                                                         (Dollars in Millions)
Net cash provided by operating activities   $2,449         $3,655        $9,188         $5,906

Cash flows from investing activities
Expenditures for property                   (1,702)          (103)       (1,345)           (39)
Investments in other marketable securities
  - acquisitions                              (970)        (5,858)       (1,813)        (5,740)
Investments in other marketable securities
  - liquidations                               720          6,261         1,077          5,267
Mortgage servicing rights - acquisitions         -           (178)            -           (327)
Mortgage servicing rights - liquidations         -              -             -              -
Finance receivables - acquisitions               -        (51,978)            -        (42,969)
Finance receivables - liquidations               -         35,252             -         31,921
Proceeds from sales of finance receivables       -         12,248             -          7,375
Operating leases - acquisitions             (2,174)        (4,481)       (2,465)        (3,433)
Operating leases - liquidations              1,763          1,739         1,281          1,848
Investments in companies, net of
  cash acquired (Note 11)                     (154)             -          (514)             -
Net investing activity with Financing and
  Insurance Operations                        (998)             -            75              -
Other                                         (291)           437        (1,162)           992
                                             -----          -----         -----          -----
Net cash used in investing activities       (3,806)        (6,661)       (4,866)        (5,105)
                                             -----          -----         -----          -----

Cash flows from financing activities
Net decrease in loans payable                  (25)          (564)         (485)        (4,746)
Long-term debt - borrowings                  1,186          7,754           411          7,559
Long-term debt - repayments                 (1,033)        (4,577)         (320)        (3,660)
Net financing activity with Automotive,
  Communications  Services,
  and Other Operations                           -            998             -            (75)
Repurchases of common and preference stocks   (132)             -          (979)             -
Proceeds from issuing common and
  preference stocks                            156              -           284              -
Cash dividends paid to stockholders           (339)             -          (343)             -
                                               ---          -----         -----            ---
Net cash (used in) provided by
  financing activities                        (187)         3,611        (1,432)          (922)
                                               ---          -----         -----            ---

Effect of exchange rate changes on cash and
  cash equivalents                             (95)            (1)         (188)             -
Net transactions with Automotive/
  Financing Operations                         406           (406)         (477)           477
                                             -----            ---         -----            ---
Net cash (used in) provided by
  continuing operations                     (1,233)           198         2,225            356
Net cash provided by discontinued
  operations (Note 2)                            -              -           128              -
                                             -----            ---         -----            ---
Net (decrease) increase in cash
  and cash equivalents                      (1,233)           198         2,353            356
Cash and cash equivalents at
  beginning of the period                    9,730            712         9,728            146
                                             -----            ---        ------            ---
Cash and cash equivalents at
  end of the period                         $8,497           $910       $12,081           $502
                                             =====            ===        ======            ===




The above supplemental consolidating information is explained in Note 1.

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 1999 consolidated financial statements and notes thereto included in General Motors Corporation's (the "Corporation" or "GM") 1999 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation and Subsidiaries (Hughes), and General Motors Acceptance Corporation and Subsidiaries (GMAC) filings with the Securities and Exchange Commission.
   GM presents separate supplemental consolidating financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service
contracts,   residential  and  commercial   mortgage  services,   vehicle   and
homeowners' insurance, and asset-based lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 1999 were reclassified to conform with the 2000 classifications.

Note 2.  Discontinued Operations

   On  February  5,  1999,  Delphi  Automotive   Systems  Corporation  (Delphi)
completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999, GM distributed to holders of its $1-2/3 par value common stock 80.1% of the outstanding shares of Delphi, which resulted in 0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares (around 12.4 million shares), to a Voluntary Employee Beneficiary Association (VEBA) trust established by GM to fund benefits to its hourly retirees.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for all periods presented.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $7.5 billion for the three months ended March 31, 1999. Income from Delphi discontinued operations of $242 million for the three months ended March 31, 1999 is reported net of income tax expense of $174 million.

   The net assets of Delphi were as follows (in millions):

                                                      March 31,
                                                        1999
                                                        ----

Current assets                                        $8,730
Property and equipment - net                           4,907
Deferred income taxes and other assets                 4,442
Current liabilities                                   (4,518)
Long-term debt                                        (1,667)
Other liabilities                                     (8,543)
Accumulated translation adjustments                      172
Minority interest related to Delphi                     (332)
                                                       -----
   Net assets of discontinued operations              $3,191
                                                       =====









                                      - 9 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 3.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (in millions):
                                             March 31,   Dec. 31,  March 31,
                                               2000        1999      1999
                                             --------    -------   --------

Productive material, work in process,
   and supplies                                $5,963     $5,505     $6,180
Finished product, service parts, etc.           7,955      7,023      7,288
                                               ------     ------     ------
  Total inventories at FIFO                    13,918     12,528     13,468
   Less LIFO allowance                          1,890      1,890      1,902
                                               ------     ------     ------
     Total inventories (less allowances)      $12,028    $10,638    $11,566
                                               ======     ======     ======

Note 4.  Property - Net

   Property  -  net  included  the  following  for  Automotive,   Communications
Services, and Other Operations (in millions):

                                             March 31,   Dec. 31,  March 31,
                                               2000        1999      1999
                                             --------    -------   --------

Real estate, plants, and equipment            $59,819    $59,777    $58,585
Less accumulated depreciation                 (34,010)   (34,363)   (33,988)
                                               ------     ------     ------
  Real estate, plants, and equipment - net     25,809     25,414     24,597
  Special tools - net                           7,368      7,365      7,039
                                               ------     ------     ------
    Total property - net                      $33,177    $32,779    $31,636
                                               ======     ======     ======

   Financing and Insurance Operations had net property of $1.2 billion, $496 million, and $365 million recorded in other assets at March 31, 2000, December 31, 1999, and March 31, 1999, respectively.

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




                                     - 10 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 6.  Preferred Securities of Subsidiary Trusts (concluded)

   The Series D Debentures were redeemable, in whole or in part, at GM's option on or after August 1, 1999 at a redemption price equal to 100% of the outstanding principal amount of the Series D Debentures plus accrued and unpaid interest. The Series D Preferred Securities were mandatorily redeemable upon the maturity or earlier redemption of the Series D Debentures. On May 2, 2000, GM redeemed the Series D Debentures causing the Series D Trust to redeem the approximately 3.1 million outstanding Series D Preferred Securities. The Series D Preferred Securities were redeemed at a price of $25 per share plus accrued and unpaid distributions of $0.01 per share. The Series D 7.92% Depositary Shares were redeemable, in whole or in part, at GM's option on or after August 1, 1999 at a redemption price equal to $25 per share plus accrued and unpaid dividends. GM, on May 2, 2000, redeemed the approximately 3 million outstanding Series D 7.92% Depositary Shares. The Series D 7.92% Depositary Shares were redeemed at a price of $25 per share plus accrued and unpaid dividends of $0.18 per share. The securities together had a total face value of approximately $154 million.
   The Series G Debentures are redeemable, in whole or in part, at GM's option on or after January 1, 2001, at a redemption price equal to 100% of the outstanding principal amount of the Series G Debentures plus accrued and unpaid interest, or, under certain circumstances, prior to January 1, 2001, at a redemption price equal to 114% of the outstanding principal of the Series G Debentures from the Series G expiration date through December 31, 1997, declining ratably on each January 1 thereafter to 100% on January 1, 2001, plus accrued and unpaid interest. The Series G Preferred Securities will be redeemed upon the maturity or earlier redemption of the Series G Debentures.
   GM has guaranteed the payment in full to the holders of the Series D and Series G Preferred Securities (collectively the "Preferred Securities") of all distributions and other payments on the Preferred Securities to the extent not paid by the Trusts only if and to the extent that the Trusts have assets. GM has made payments of interest or principal on the related Debentures. These guarantees, when taken together with GM's obligations under the Preferred Securities Guarantees, the Debentures, and the Indentures relating thereto and the obligations under the Declaration of Trust of the Trusts, including the obligations to pay certain costs and expenses of the Trusts, constitute full and unconditional guarantees by GM of each Trust's obligations under its Preferred Securities.

----------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 7. America Online's Investment in GM Preference Stock

   On June 24, 1999, as part of a strategic alliance with Hughes, America Online
(AOL) invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par value $0.10 per share. This preference stock will automatically convert into GM Class H common stock in three years, based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. These preferred stock dividends payable to GM will reduce Hughes' earnings used for computation of the Available Separate Consolidated Net Income (Loss) (ASCNI) of Hughes, which will have an effect equivalent to the payment of dividends on the GM Series H 6.25% Automotically Convertible Preference Stock as if those dividends were paid by Hughes. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM equal to the fair market value of GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the ASCNI of Hughes will be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI will increase by the amount of the GM Class H common stock issued.






                                     - 11 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 8.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                         2000        1999
                                                         ----        ----

Net income                                             $1,783      $2,062
Other comprehensive income (loss):
  Foreign currency translation adjustments                (82)       (693) (1)
  Unrealized gains (losses) on securities                 168         (23)
                                                          ---         ---
    Other comprehensive income (loss)                      86        (716)
                                                        -----       -----
   Total comprehensive income                          $1,869      $1,346
                                                        =====       =====
---------------------
(1)Includes approximately $450 million of translation adjustments associated with the devaluation of the Brazilian Real in the first quarter of 1999.

Note 9.  Earnings Per Share Attributable to Common Stocks

   Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted earnings per share attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect.
   The attribution of earnings to each class of GM common stock was as follows (in millions):

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2000       1999
                                                         ----       ----

Earnings attributable to common stocks
  $1-2/3 par value
    Continuing operations                              $1,786     $1,783
    Discontinued operations                                 -        242
                                                        -----      -----
  Earnings attributable to $1-2/3 par value            $1,786     $2,025
  (Losses) earnings attributable to Class H              $(32)       $21

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of Hughes for the respective period.
   (Losses) earnings attributable to GM Class H common stock for the three month periods ended March 31, 2000 and 1999, represent the ASCNI of Hughes. (Losses) earnings used for computation of the ASCNI of Hughes are based on the separate consolidated net (loss) income of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, reduced by the amount of dividends accrued on the Hughes Series A Preferred Stock (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated (losses) earnings used for the computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the three month periods ended March 31, 2000 and 1999 (138 million and 106 million, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 432 million and 400 million during the three month periods ended March 31, 2000 and 1999, respectively.





                                     - 12 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 9.  Earnings Per Share Attributable to Common Stocks (concluded)

   Under the GM Restated Certificate of Incorporation, the GM Board may adjust the denominator of the Class H fraction that determines the net income (loss) of Hughes attributable to the GM Class H common stock - that is, the Class H dividend base, from time to time as the GM Board deems appropriate to reflect the following: (a) subdivisions and combinations of the GM Class H common stock and stock dividends payable in shares of GM Class H common stock to holders of GM Class H common stock; (b) the fair market value of contributions of cash or property by GM to Hughes, or of cash or property of GM to or for the benefit of employees of Hughes for employee benefit plans or arrangements of GM, Hughes, or other GM subsidiaries; (c) the contribution of shares of capital stock of GM to or for the benefit of employees of Hughes or its subsidiaries for benefit plans or arrangements of GM, Hughes, or other GM subsidiaries; (d) payments made by Hughes to GM of amounts applied to the repurchase by GM of shares of GM Class H common stock, so long as the GM Board has approved the repurchase and GM applied the payment to the repurchase; and (e) the repurchase by Hughes of shares of GM Class H common stock that are no longer outstanding, so long as the GM Board approved the repurchase. Additionally, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued (see further discussion in Note 7 to the GM consolidated financial statements).
   On December 15, 1999, in order to fulfill its previously disclosed goal of repurchasing shares of $1-2/3 par value common stock, GM entered into a derivative transaction pursuant to which it purchased for cash from a financial institution on that date approximately 8.5 million shares of $1-2/3 par value common stock. Upon receiving the shares, GM immediately reduced its common shares outstanding used to calculate both basic and diluted EPS. GM is obligated to deliver to the financial institution any difference in the notional value of such amount of shares, based on trading prices to be determined during a period following July 25, 2000. GM has the option to settle this derivative trade either in cash or through delivery of securities. Since the transaction gives GM this settlement option, it is considered an equity instrument for accounting purposes. As such, changes in fair value are not recorded and final settlement is recorded in equity. GM also has the right from time to time to settle all or part of the transaction prior to July 25, 2000 by delivering a notice of early settlement, in which event the notional value for the shares settled will be determined in respect of the earlier settlement date. As of March 31, 2000, there remained approximately 3.4 million unsettled shares related to this transaction. Any net loss on this transaction is included in the calculation of diluted EPS.

   The reconciliation of the amounts used in the basic and diluted EPS computations for income from continuing operations was as follows (in millions except per share amounts):





                                         $1-2/3 Par Value Common Stock         Class H Common Stock
                                         -----------------------------       --------------------------
                                                             Per Share                        Per Share
                                         Income     Shares     Amount        ASCNI    Shares    Amount
                                         ------     ------     ------        -----    ------    ------
Three Months Ended March 31, 2000
Income (loss) from continuing
   operations                            $1,807                              $(24)
Less:Dividends on preference stocks          21                                 8
                                          -----                               ---
Basic EPS
  Income (loss) from continuing
   operations attributable

   to common stocks                       1,786       620       $2.88         (32)      138     $(0.23)
                                                                 ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                              -        17                      -          -
                                          -----       ---                     ---       ---
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common stocks         $1,786       637       $2.80        $(32)      138     $(0.23)
                                          =====       ===        ====          ==       ===       ====

Three Months Ended March 31, 1999

Income from continuing operations        $1,799                               $21
Less:Dividends on preference stocks          16                                 -
                                          -----                                --
Basic EPS
  Income from continuing operations
   attributable to common stocks          1,783       654       $2.73          21       106      $0.20
                                                                 ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                             (1)       13                       1         6
                                          -----       ---                      --       ---
Diluted EPS
  Adjusted income from continuing
   operations attributable
   to common stocks                      $1,782       667       $2.68         $22       112      $0.19
                                          =====       ===        ====          ==       ===       ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 10.  Other Income and Other Expenses

  Other income and other expenses consisted of the following (in millions):

                                                            Three Months Ended
                                                                March 31,
                                                            ------------------
                                                             2000        1999
                                                             ----        ----
Other income
  Interest income                                            $535       $544
  Insurance premiums                                          343        340
  Rental car lease revenue                                    447        448
  Mortgage operations investment
    income and servicing fees                                 775        684
  Other                                                       287        290
                                                            -----      -----
    Total other income                                     $2,387     $2,306
                                                            =====      =====

Other expenses
  Provision for financing losses                             $107       $119
  Insurance losses and loss adjustment expenses               234        261
  Other                                                       168         58
                                                              ---       ----
    Total other expenses                                     $509       $438
                                                              ===        ===

Note 11.  Acquisitions, Investments, and Divestitures

Acquisitions and Investments
   On January 28, 2000, GM completed the acquisition of the remaining 50% of Saab Automobile AB from Investor A.B. for $125 million. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price is expected to be finalized in the third quarter of 2000.
   Additionally, in the first quarter of 2000, GM finalized the allocation of the purchase price to its investment in Isuzu Motors Ltd., which resulted in approximately $227 million of negative goodwill which was used to reduce the carrying value of long-lived assets.
   On April 12, 2000, GM finalized the previously announced Agreement of Strategic Alliance (the "Alliance Agreement") between GM and Fuji Heavy Industries Ltd. (Fuji) in which GM purchased 157,262,925 newly-issued shares of Fuji's voting common stock, par value 50 yen ((Y)50) per share, for approximately $1.3 billion, an equity interest in Fuji of 20% on a fully diluted basis, at the time of payment. This investment will be accounted for using the equity method of accounting and Fuji will remain an independent company with GM as its largest shareholder. This Alliance Agreement will allow GM and Fuji to collaborate in the design, development, and manufacturing of cars, trucks, and related technology.
   In 1999, significant transactions included the merger with United States Satellite Broadcasting Company, Inc. (USSB) and acquisitions of PRIMESTAR, the asset-based lending and factoring business unit of The Bank of New York (BNYFC), and the full-service leasing business of Arriva Automotive Solutions Limited (Arriva).
   The following selected unaudited pro forma information is being provided to present a summary of the combined results of GM, USSB, PRIMESTAR, BNYFC, and Arriva for the three months ended March 31, 1999 as if the acquisitions had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data presents only significant transactions, is presented for informational purposes only, and may not necessarily reflect the results of operations of GM had these companies operated as part of GM for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 11.  Acquisitions, Investments, and Divestitures (concluded)

   The pro forma information is as follows (in millions except per share amounts):

                                                         Three Months Ended
                                                            March 31, 1999
                                                            --------------
Total net sales and revenues                                  $43,080

Net income from continuing operations                          $1,825
Net income from discontinued operations                           242
                                                               ------
Net income                                                     $2,067
                                                                =====

Basic earnings per share attributable to common stocks
$1-2/3 par value
  Continuing operations                                         $2.73
  Discontinued operations                                        0.37
                                                                 ----
Earnings per share attributable to $1-2/3 par value             $3.10
                                                                 ====
Earnings per share attributable to Class H                      $0.20
                                                                 ====

Diluted earnings per share attributable to common stocks
$1-2/3 par value
  Continuing operations                                         $2.68
  Discontinued operations                                        0.36
                                                                 ----
Earnings per share attributable to $1-2/3 par value             $3.04
                                                                 ====
Earnings per share attributable to Class H                      $0.19
                                                                 ====

Divestitures
   On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company (Boeing) for approximately $3.8 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000 and result in an after-tax gain in excess of $1.0 billion. In addition, if Hughes were to enter into a settlement of the China investigation (see Note 13 to the GM consolidated financial statements) prior to the closing of the Boeing transaction that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing business, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses.
   On March 1, 2000,  Hughes  announced  that  the  operations of DIRECTV  Japan
(DTVJ), Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services that is expected to complete an IPO during the third quarter of 2000. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000, Hughes wrote off its investment and accrued for the estimated costs to exit the DTVJ business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements, and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon a preliminary independent appraisal, which is expected to be completed within three to six months. Accordingly, the final amount of the fair value of the SkyPerfecTV! investment recorded may be different from the amount reflected herein. The total loss related to DTVJ for the first quarter of 2000, including Hughes' share of DTVJ's operating losses, was approximately $230 million. The after-tax impact was aproximately $49 million. Hughes will continue to record its share of DTVJ's operating losses during the remainder of 2000.




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)
Note 12.  Segment Reporting

   GM's reportable  operating  segments  within its  Automotive,  Communications
Services, and Other Operations business consist of GM Automotive (GMA), which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin
America/Africa/Mid-East (GMLAAM), and GM Asia/Pacific (GMAP); Hughes; and Other.
GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. Selected information regarding GM's reportable operating segments and regions were as follows:

                                                       Elimin-                                Total              Other      Total
                          GMNA    GME   GMLAAM   GMAP  ations      GMA   Hughes      Other Automotive   GMAC   Financing Financing
                          ----    ---   ------   ----  ------      ---   ------      ----- ----------   ----   --------- ---------
                                                                   (in millions)
For the  Three  Months  Ended  March  31,  2000
Manufactured  products  sales &
revenues:
  External customers   $29,033  $6,448  $1,234    $749     $-   $37,464  $2,081        $851  $40,396       $-        $-        $-
  Intersegment             412     264     141      80   (897)        -      11        (11)        -        -         -         -
                        ------   -----   -----     ---    ---    ------   -----        ---    ------     ----      ----      ----
     Total manufactured
      products          29,445   6,712   1,375     829   (897)   37,464   2,092        840    40,396        -         -         -
Financing revenues           -       -       -       -      -         -       -          -         -    3,779       296     4,075
Other income               696     122      15      34      -       867      26        (94)      799    1,842      (254)    1,588
                        ------   -----   -----     ---    ---    ------   -----        ---    ------    -----       ---     -----
Total net sales and
  revenues             $30,141  $6,834  $1,390    $863  $(897)  $38,331  $2,118       $746   $41,195   $5,621       $42    $5,663
                        ======   =====   =====     ===    ===    ======   =====        ===    ======    =====        ==     =====

Interest income (a)       $123    $100      $6      $2     $-      $231     $18       $(88)     $161     $483     $(109)     $374
Interest expense          $266     $86     $21      $-     $-      $373     $45      $(202)     $216   $1,910      $102    $2,012
Net income (loss)       $1,290    $221      $1      $7    $(1)   $1,518    $(77)(c)   $(36)   $1,405     $397      $(19)     $378

Segment assets         $84,862 $21,139  $4,597  $1,268$(2,244) $109,622 $20,196 (d)$(1,724) $128,094 $153,913      $594  $154,507

For the  Three  Months  Ended  March  31,  1999
Manufactured  products  sales &
revenues:
  External customers   $26,816  $6,066    $967    $583    $ -   $34,432  $1,443       $745   $36,620      $ -       $ -       $ -
  Intersegment             502      68      55      37   (662)        -       9         (9)        -        -         -         -
                        ------   -----   -----    ----    ---    ------   -----        ---    ------     ----      ----      ----
     Total manufactured
      products          27,318   6,134   1,022     620   (662)   34,432   1,452        736    36,620        -         -         -
Financing revenues           -       -       -       -      -         -       -          -         -    3,277       232     3,509
Other income               750     143      11      27      -       931     183       (211)      903    1,550      (147)    1,403
                        ------   -----   -----    ----    ---    ------   -----        ---    ------    -----       ---     -----
Total net sales and
   revenues            $28,068  $6,277  $1,033    $647  $(662)  $35,363  $1,635       $525   $37,523   $4,827       $85    $4,912
                        ======   =====   =====     ===    ===    ======   =====        ===    ======    =====        ==     =====

Interest income (a)       $195    $102     $16      $3     $-      $316     $14      $(160)     $170     $413      $(39)     $374
Interest expense          $306     $77     $15      $4     $-      $402      $7      $(215)     $194   $1,513      $138    $1,651
Net income (loss)       $1,408    $174    $(25)   $(60)   $13    $1,510     $78(c)    $101(b) $1,689     $392      $(19)     $373

Segment assets         $71,825 $17,869  $4,173  $1,259  $(870   $94,256 $12,990(d) $13,440  $120,686 $132,090     $(600) $131,490


(a)Interest income is included in other income.
(b)The amount for Other includes income from discontinued operations related to Delphi of $242 million for the three months ended March 31, 1999.
(c)The  amount  reported  for  Hughes  excludes   amortization  of  GM  purchase
   accounting adjustments of approximately $5 million for both 2000 and 1999, related to GM's acquisition of HAC. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(d)The  amount   reported  for  Hughes  excludes  the  unamortized  GM  purchase accounting adjustments of approximately $400 million and $421 million, for 2000 and 1999, respectively, related to GM's acquisition of HAC. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 13.  Commitments and Contingent Matters

Commitments
   On February 1, 2000, and subsequently revised on March 13, 2000, GM announced plans for a broad restructuring of its economic interest in Hughes, including an offer to repurchase $1-2/3 par value common stock in exchange for $9.0 billion of GM Class H common stock, and contributions up to $7.0 billion in GM Class H common stock to the U.S. Hourly-Rate Employee Pension Plan and VEBA trust. The exchange offer commenced April 24, 2000 and is expected to expire May 19, 2000. GM will issue 1.065 shares of GM Class H common stock for each share of GM $1-2/3 par value common stock tendered. This exchange ratio reflected a premium of 17.7% on GM $1-2/3 par value common stock, based on the closing price of $88.50 per share of GM $1-2/3 par value common stock and $97.81 per share of GM Class H common stock on the New York Stock Exchange composite tape on April 19, 2000. GM will accept up to 86,396,977 shares of GM $1-2/3 par value common stock and issue up to 92,012,781 shares of GM Class H common stock. GM expects to complete the exchange offer as well as the pension and VEBA contributions during the second quarter of 2000.
   On March 13, 2000, GM entered into an agreement with Fiat S.p.A. (Fiat) to form a strategic industrial alliance, including substantial financial participation in each other's business. As part of the alliance, GM will acquire a 20% stake in Fiat in exchange for $2.4 billion in GM $1-2/3 par value common stock. Fiat's holdings of GM will amount to approximately 5.1% of GM $1-2/3 par value common stock. GM and Fiat will enter into a separate registration rights agreement with respect to the shares of GM $1-2/3 par value common stock to be acquired by Fiat. The transaction is expected to be completed in 2000.

Contingent Matters
   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. If Hughes were to enter into a settlement of this matter prior to the closing of the Boeing transaction (see Note 11 to the GM consolidated financial statements) that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. Hughes does not expect the grand jury investigation or State Department review to result in a material adverse effect upon its business. However, there can be no assurance as to such a favorable outcome.
   In connection with the 1997 spin-off of the defense electronics business of Hughes' predecessor as part of the Hughes restructuring transactions and the subsequent merger of that business with Raytheon Company (Raytheon), the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa. A dispute currently exists regarding the post-closing adjustments which Hughes and Raytheon have proposed to one another and related issues regarding the adequacy of disclosures made by Hughes to Raytheon in the period prior to consummation of the merger. Hughes and Raytheon are proceeding with the dispute resolution process. It is possible that ultimate resolution of the post-closing financial adjustment and of related disclosure issues may result in Hughes making a payment to Raytheon that would be material to Hughes. However, the amount of any payment that either party might be required to make to the other cannot be determined at this time. Hughes intends to vigorously pursue resolution of the dispute through the arbitration processes, opposing the adjustments proposed by Raytheon, and seeking the payment from Raytheon that Hughes has proposed.
   General Electric Capital Corporation (GECC) and DIRECTV, Inc. (DIRECTV) entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing, and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. Hughes does not believe that the litigation will have a material adverse impact on Hughes' results of operations or financial position. The court has set a trial date of June 12, 2000.

                                     - 17 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 13.  Commitments and Contingent Matters (continued)

Contingent Matters (continued)
   As part of a marketing agreement entered into with AOL on June 21, 1999, Hughes committed to increase its sales and marketing expenditures over the next three years by approximately $1.5 billion relating to DirecPC/AOL-Plus, DlRECTV, DlRECTV/AOL TV and DirecDuo.
   Hughes Space and Communications International (HSCI), a wholly owned subsidiary of Hughes Space and Communications Company, has certain contracts with ICO Global Communications Operations (ICO) to build the satellites and related components for a global wireless communications system. On August 27, 1999, the ICO parent company filed for bankruptcy protection under Chapter 11 in U.S. Bankruptcy Court in Wilmington, Delaware. On May 3, 2000, the U.S. Bankruptcy Court approved a plan of reorganization and ICO's assumption of contracts with HSCI. In connection with the contract assumption, ICO is expected to pay, in the second quarter of 2000, all pre-petition amounts due to Hughes related to the ICO contracts.
   On June 3, 1999, the National Rural Telecommunications Cooperative (NRTC) filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc. (together "DIRECTV") in the United States District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement (the "DBS Agreement") with the NRTC. The DBS Agreement provides the NRTC with certain rights, in certain specified portions of the United States, with respect to DIRECTV programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by USSB over the other five frequencies at 101 degrees. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees. The NRTC's complaint seeks, in the alternative, the right to distribute former USSB programming on a non-exclusive basis and the recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV maintains that the NRTC's right under the DBS Agreement is to market and sell the former USSB programming as its agent and the NRTC is not entitled to the claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV has also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Agreement.
   On August 26, 1999, the NRTC filed a second lawsuit against DIRECTV alleging that DIRECTV has breached the DBS Agreement. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV ignored the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims.
   A purported class action suit was filed against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The members assert claims identical to the claims that were asserted by Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. in their lawsuit against DIRECTV.
   Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in United States District Court in Los Angeles. The plaintiffs allege, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs plead that their rights and damages are derivative of the rights and claims asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also allege that DIRECTV has interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached in the NRTC and Pegasus litigation that could be material to Hughes' results of operations or financial position.
   EchoStar Communications Corporation (EchoStar) and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems, and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.




                                     - 18 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 13.  Commitments and Contingent Matters (concluded)

Contingent Matters (concluded)
   Hughes and DIRECTV filed counterclaims against EchoStar on March 13, 2000, alleging that EchoStar tortiously interfered with DIRECTV's relationship with Kelly Broadcasting System, a provider of foreign-language programming; engaged in unfair business practices in connection with improper sales of network programming, misleading advertisements for National Football League games and EchoStar's "PRIMESTAR bounty program"; and infringed on PRIMESTAR trademarks.
   In Anderson, et al v. General Motors Corporation, a jury in a Los Angeles Superior Court returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision fuel fed fire in a 1979 Chevrolet Malibu. In post-trial developments, the trial court has reduced the punitive damages from $4.8 billion to $1.1 billion and has entered an order which stays execution of the judgment pending resolution of all appeals by GM and has released the bond GM had posted for the punitive and compensatory damages (the cost of which was not material to the Corporation). GM continues to pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.
   In connection with GM's disposition of certain businesses (including Delphi), GM has granted the United Auto Workers guarantees covering benefits to be provided to certain former U.S. hourly employees of GM who became employees of the disposed businesses. These guarantees have limited terms that do not extend beyond October 2007. In connection with such guarantees relating to certain of Delphi's U.S. hourly employees, GM and Delphi entered into an agreement, the provisions of which are designed to prevent or mitigate the risk that GM's guarantee relating to Delphi's employees would ever be called upon, or, if it is, any payments thereunder by GM would result in the obligation of Delphi to indemnify and hold GM harmless as to such amounts. GM believes that the likelihood it will make payments under any of these various guarantees is remote and that if such payments are made they will not be material to GM's financial position or results of operations.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at March 31, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.



                                   * * * * * *



























                                     - 19 -


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 1999 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the "Corporation" or "GM") 1999 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation and
Subsidiaries   (Hughes),   and  General  Motors   Acceptance   Corporation   and
Subsidiaries (GMAC) filings with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate supplemental consolidating financial information for the following businesses: Automotive, Communications Services, and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

   . GM Automotive (GMA) is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia/Pacific (GMAP).
   . Hughes includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks.
   . The Other segment includes the design, manufacturing, and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, and certain non-segment specific revenues and expenditures.

   GM's  reportable  operating  segments  within  its  Financing  and  Insurance
Operations business consist of GMAC and Other. The Financing and Insurance Operations' Other segment includes financing entities operating in the U.S., Canada, Brazil, and Sweden which are not associated with GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the Automotive, Communications Services, and Other Operations' Other segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   In the first quarter of 2000, GM's consolidated income from continuing operations totaled $1.8 billion or $2.80 per share of $1-2/3 par value common stock, which represents a decrease of $37 million compared with $1.8 billion or $2.68 per share of $1-2/3 par value common stock in the first quarter of 1999.
   On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi Automotive Systems Corporation (Delphi) from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) which was completed on May 28, 1999 and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for the first quarter of 1999, including the income from discontinued operations totaled $2.1 billion or $3.04 per share of $1-2/3 par value common stock. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements.


Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Highlights of financial performance by GM's Automotive, Communications Services, and Other Operations business were as follows for the three months ended March 31, (in millions):

                                                     2000        1999
                                                     ----        ----
Total net sales and revenues
GMA                                              $38,331      $35,363
Hughes                                             2,118        1,635
Other                                                746          525
                                                --------     --------
  Total net sales and revenues                   $41,195      $37,523
                                                  ======       ======

Net income (loss)
GMA                                               $1,518       $1,510
Hughes (1)                                           (77)(2)       78
Other                                                (36)        (141)
                                                 -------        -----
  Income from continuing operations                1,405        1,447
Discontinued operations                                -          242
                                                --------       ------
  Net income                                      $1,405       $1,689
                                                   =====        =====

----------------

(1) Excludes amortization of GM purchase accounting adjustments of $5 million for the first quarters of 2000 and 1999, related to GM's acquisition of Hughes Aircraft Company (HAC) in 1985. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(2) Includes a $13 million net loss related to the discontinuation of DIRECTV Japan's (DTVJ) operations and migration of its subscribers to
      SkyPerfecTV!. The net loss is comprised of a pre-tax charge of approximately $171 million, partially offset by a $158 million tax benefit associated with DTVJ's higher tax basis. See the Hughes Financial Review for further information.




















                                      - 21-
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Highlights

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                   2000        1999
                                                   ----        ----
                                                 (Dollars in Millions)
GMNA
Total net sales and revenues                     $30,141     $28,068
                                                  ------      ------

Pre-tax income                                     1,922       2,097
Income tax expense                                   615         665
Earnings/(losses) of nonconsolidated associates
  and minority interests                             (17)        (24)
                                                   -----       -----
GMNA income                                       $1,290      $1,408
                                                   =====       =====

GME
Total net sales and revenues                      $6,834      $6,277
                                                   -----       -----

Pre-tax income                                       349         281
Income tax expense                                   130         105
Earnings/(losses) of nonconsolidated associates
  and minority interests                               2          (2)
                                                     ---         ---
GME income                                          $221        $174
                                                     ===         ===

GMLAAM
Total net sales and revenues                      $1,390      $1,033
                                                   -----       -----

Pre-tax loss                                         (36)        (58)
Income tax benefit                                   (23)        (36)
Earnings/(losses) of nonconsolidated associates
  and minority interests                              14          (3)
                                                      --         ---
GMLAAM income (loss)                                  $1        $(25)
                                                       =          ==

GMAP
Total net sales and revenues                        $863        $647
                                                     ---         ---

Pre-tax income (loss)                                 27         (25)
Income tax expense (benefit)                          10          (6)
Earnings/(losses) of nonconsolidated associates
  and minority interests                             (10)        (41)
                                                      --          --
GMAP income (loss)                                    $7        $(60)
                                                       =          ==

GMA (1)
Total net sales and revenues                     $38,331     $35,363
                                                  ------      ------

Pre-tax income                                     2,263       2,315
Income tax expense                                   732         735
Earnings/(losses) of nonconsolidated associates
  and minority interests                             (13)        (70)
                                                   -----       -----
GMA income                                        $1,518      $1,510
                                                   =====       =====

-----------------

(1) GMA's results include eliminations of transactions among GMNA, GME, GMLAAM, and GMAP.















                                     - 22 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                       Three Months Ended March 31,
                                   -------------------------------------
                                    2000                         1999
                          ------------------------     -------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          -------- ---    --------      -------- ---    --------
                                            (Units in Thousands)
GMNA
United States
  Cars                   2,227     644     28.9%       2,007     628     31.3%
  Trucks                 2,262     639     28.3%       2,023     533     26.4%
                         -----  ------                 -----  ------
  Total United States    4,489   1,283     28.6%       4,030   1,161     28.8%
Canada, Mexico, and Other  590     159     27.1%         549     153     27.7%
                         ------ ------                ------  ------

  Total GMNA             5,079   1,442     28.4%       4,579   1,314     28.7%
  GME                    5,509     518      9.4%       5,306     508      9.6%
  GMLAAM                   834     133     15.9%         794     125     15.8%
  GMAP                   3,261     111      3.4%       3,165     112      3.5%
                        ------   -----                ------   -----
Total Worldwide         14,683   2,204     15.0%      13,844   2,059     14.9%
                        ======   =====                ======   =====


                                  Three Months Ended
                                      March  31,
                              -------------------------
                                2000            1999
                              -------          --------
                                 (Units in Thousands)
Wholesale Sales

GMNA
  Cars                           731             783
  Trucks                         758             718
                               -----           -----
    Total GMNA                 1,489           1,501
                               -----           -----
GME
  Cars                           460             433
  Trucks                          39              37
                                 ---             ---
    Total GME                    499             470
                                 ---             ---
GMLAAM
  Cars                            92              75
  Trucks                          43              47
                                 ---             ---
    Total GMLAAM                 135             122
                                 ---             ---
GMAP
  Cars                            39              38
  Trucks                          77              54
                                 ---              --
    Total GMAP                   116              92
                                 ---              --

Total Worldwide                2,239           2,185
                               =====           =====


GMA Financial Review

   GMA reported income of $1.5 billion which is consistent with the income reported in the prior year quarter. Continued competitive pricing pressure and higher structural and engineering costs were offset by higher wholesale sales volumes, improved mix, and further material cost reductions. These factors also contributed to the decrease in GMA's net margin to 4.0% for the first quarter of 2000 from 4.3% for the first quarter of 1999.
   Total net sales and revenues for GMA in the first quarter of 2000 were $38.3 billion compared with $35.4 billion in the first quarter of 1999. The increase in net sales and revenues from the prior year quarter was primarily due to a 54,000 unit increase in wholesale sales volumes.
   GMA's worldwide vehicle deliveries were 2,204,000 for the first quarter of 2000, which represented a market share of 15.0% compared with 2,059,000 for the first quarter of 1999, which represented a market share of 14.9%.






                                     - 23 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GM is currently  negotiating  an agreement  (which was  announced in November
1999) with Commerce One, a recognized leader in business-to-business electronic procurement solutions, for development of an automotive focused e-commerce marketsite called the GM TradeXchange. In connection with this agreement, GM, Ford Motor Company, and DaimlerChrysler Corporation jointly announced on February 25, 2000 that they are planning to combine their efforts to form a business-to-business integrated supplier exchange through a single global portal which will create the world's largest virtual marketplace. The new enterprise will offer open participation to all auto manufacturers around the world, and their respective market of suppliers and dealers. Eventually, this marketplace could be expanded to encompass other industries. The three automakers plan to have equal ownership in the new venture which would operate as a separate independent business. A memorandum of agreement has been signed and requisite governmental approval will be sought shortly. Until then, GM TradeXchange will continue to offer its services.
   GMNA reported income of $1.3 billion for the first quarter of 2000 compared with $1.4 billion for the prior year quarter. The decrease in GMNA's first quarter 2000 income was primarily due to increased competitive pricing pressure, labor economics, and an increase in spending for product development activity, partially offset by material cost reductions. Net price was slightly lower for the quarter at (0.7)% year-over-year. Net price comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period. GMNA's market share for the first quarter of 2000 was 28.4% compared with 28.7% for the first quarter of 1999.
   GME reported income of $221 million for the first quarter of 2000 compared with $174 million for the prior year quarter. The improvement in GME's first quarter 2000 income was primarily due to higher wholesale sales volumes related to the Zafira and Corsa, partially offset by increased pricing pressures, as well as a shift of volumes from higher profit sales in Western Europe to lower profit sales in Central and Eastern Europe.
   During 1999, the European parliament began consideration of legislation regarding end-of-life vehicles and the responsibility of manufacturers of such vehicles for dismantling and recycling vehicles they have sold. GME is currently assessing the impact of this potential legislation on their results of operations and financial position.
   GMLAAM reported income of $1 million for the first quarter of 2000 compared with a loss of $25 million for the prior year quarter. The increase in GMLAAM's first quarter 2000 income compared to 1999 first quarter results was primarily due to higher wholesale sales volumes, nominal price increases, and equity income improvements from several joint ventures in the region, partially offset by increased material and freight costs driven by GM do Brasil's and its suppliers' exposure to hard currencies and inflationary factors, as well as increased manufacturing costs in preparation for the start of production at the Gravatai Plant in Brazil.
   GMAP reported income of $7 million for the first quarter of 2000 compared with a loss of $60 million for the prior year quarter. The increase in GMAP's first quarter 2000 income compared to first quarter 1999 results was primarily due to continued strong performance in Australia by Holden and improved equity earnings at Shanghai GM, which did not commence regular production until April 1999.

Hughes Financial Highlights

                                              Three Months Ended
                                                   March 31,
                                           ------------------------
                                            2000          1999
                                            ----          ----
                                              (Dollars in Millions
                                           Except Per Share Amounts)

Total net sales and revenues              $2,118        $1,635
                                           -----         -----
Pre-tax (loss) income                       (213)          133
Income tax (benefit) expense                (192)           36
Minority interests                             8             7
Losses of nonconsolidated associates         (69)          (31)
                                              --            --
    Net (loss) income                      $ (82)         $ 73
                                              ==            ==

   (Losses) earnings used for
    computation of Available
    Separate Consolidated Net Income (1)   $(101)          $78

   (Losses) earnings per
    share attributable
    to Class H common stock                $(0.23)        $0.19
------------
(1)Excludes amortization of GM purchase accounting adjustments of $5 million in both periods related to GM's acquisition of HAC in 1985. Includes accrued preferred stock dividends of $25 million in the first quarter of 2000.


                                     - 24 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Total net sales and revenues for the first quarter of 2000 increased to $2.1 billion, compared with $1.6 billion in the first quarter of 1999. The DIRECTV businesses contributed to the overall change with an increase in revenues of $619 million over the first quarter of 1999 that resulted from the addition of 510,000 new subscribers in the United States and Latin America since December 31, 1999, and added revenues from PRIMESTAR By DIRECTV and premium channel services. PRIMESTAR medium-power direct-to-home and United States Satellite Broadcasting Company, Inc. (USSB) premium channel services businesses were acquired in mid-1999. Also contributing to the overall increase in net sales and revenues was Hughes Network Systems, which shipped nearly 1 million DIRECTV receiver systems during the first quarter of 2000 compared to about 0.2 million shipped in the first quarter of 1999 leading to an increase in net sales and revenues of $134 million. PanAmSat also reported an increase in net sales and revenues of $105 million due primarily to outright sales and sales-type leases of satellite transponders during the first quarter of 2000. These increases in net sales and revenues were partially offset by a $266 million decrease in net sales and revenues at Hughes Space and Communications which was principally due to decreased activity associated with a contract with ICO Global Communications
Operations  and a $155 million   pre-tax gain  related  to  the settlement of a
patent infringement case included in 1999.
   Hughes had a pre-tax loss of $213 million in the first quarter of 2000, compared with pre-tax income of $133 million in the first quarter of 1999. The pre-tax loss for the first quarter of 2000 was primarily due to a one-time pre-tax charge of $171 million related to an agreement with SkyPerfecTV! and discontinuation of the DTVJ business, which is described below. Also contributing to the loss in the first quarter of 2000 was $99 million of higher depreciation and amortization expense due primarily to the 1999 PRIMESTAR and USSB acquisitions. Pre-tax income for the first quarter of 1999 included a $155 million pre-tax gain related to the settlement of a patent infringement case discussed above offset in part by a pre-tax charge to earnings of $92 million resulting from the termination of a satellite systems contract with Asia Pacific Mobile Telecommunications.
   Hughes recognized an income tax benefit in the first quarter of 2000 of $192 million, compared to income tax expense of $36 million in the first quarter of 1999. The income tax benefit for the first quarter of 2000 reflects the $158 million tax benefit associated with the write-off of Hughes' historical investments in DTVJ and tax benefits resulting from increased operating losses in the first quarter of 2000.
   Losses of nonconsolidated associates increased to $69 million in the first quarter of 2000, compared with $31 million in the first quarter of 1999. The increase was primarily due to higher equity losses recorded for DTVJ due to Hughes' increased investment during the third quarter of 1999.
   (Losses) earnings used for computation of Available Separate Consolidated Net Income (Loss) (ASCNI) in the first quarter of 2000 was a loss of $101 million, compared with earnings of $78 million in the first quarter of 1999. ASCNI in the first quarter of 2000 included $25 million of accrued preferred stock dividends.
   On March 1, 2000, Hughes announced that the operations of DTVJ, Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services that is expected to complete an initial public offering during the third quarter of 2000. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000, Hughes wrote off its investment and accrued for the estimated costs to exit the DTVJ business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements, and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon a preliminary independent appraisal, which is expected to be completed within three to six months. Accordingly, the final amount of the fair value of the SkyPerfecTV! investment recorded may be different from the amount reflected herein. The total loss related to DTVJ for the first quarter of 2000, including Hughes' share of DTVJ's operating losses, was approximately $230 million. The after-tax impact was approximately $49 million. Hughes will continue to record its share of DTVJ's operating losses during the remainder of 2000.
  On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company for approximately $3.8 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the third quarter of 2000 and result in an after-tax gain in excess of $1.0 billion.









                                     - 25 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Financing and Insurance Operations
----------------------------------

  Highlights of financial performance by GM's Financing and Insurance Operations business were as follows for the three months ended March 31, (in millions):

                                                 2000        1999
                                                 ----        ----
Total net sales and revenues
GMAC                                           $5,621      $4,827
Other                                              42          85
                                                -----       -----
  Total net sales and revenues                 $5,663      $4,912
                                                =====       =====

Net income (loss)
GMAC                                             $397        $392
Other                                             (19)        (19)
                                                 ----        ----
  Total net income                               $378        $373
                                                  ===         ===

GMAC Financial Highlights

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 2000        1999
                                                 ----        ----
                                               (Dollars in Millions)
Financing revenues
  Retail and lease financing                   $1,144      $1,006
  Operating leases                              2,012       1,795
  Wholesale, commercial, and other loans          623         476
                                               ------      ------
    Total financing revenues                    3,779       3,277
Interest and discount                           1,910       1,513
Depreciation on operating leases                1,330       1,188
                                                -----       -----
    Net financing revenue                         539         576
Mortgage revenue                                  860         728
Insurance premiums earned                         462         447
Other income                                      520         374
                                                -----       -----
    Net financing revenue and other             2,381       2,125
Expenses                                        1,750       1,484
                                                -----       -----
Pre-tax income                                    631         641
Income tax expense                                234         249
                                                  ---         ---
    Net income                                   $397        $392
                                                  ===         ===

Net income from automotive and
  other financing operations                     $262        $229
Net income from insurance operations               62          65
Net income from mortgage operations                73          98
                                                 ----        ----
    Net income                                   $397        $392
                                                  ===         ===

GMAC Financial Review

   Net income from automotive and other financing operations totaled $262 million, up 14% from the $229 million earned in the first quarter of last year. Earnings were higher due primarily to higher asset levels and favorable loss experience. These higher earnings were partially offset by the onset of increased interest expense resulting from recent Federal Reserve rate increases.
   Insurance operations generated net income of $62 million in the first quarter of 2000, virtually unchanged from the $65 million earned in the first quarter of 1999. Increased volume was offset by storm-related losses.
   Mortgage operations earned $73 million in the first quarter of 2000, down 26% from the record $98 million earned for the same period last year. The decline in year-over-year performance is due to the non-recurrence of substantial benefits realized in the first quarter of 1999 that resulted from the securitization and sale of mortgage assets.
   During the first quarter of 2000, GMAC financed 45.3% of new GM vehicle retail deliveries in the United States, up from 42.0% compared to the same period last year. The increase in financing penetration was primarily the result of increased lease incentive programs sponsored by GM.
   GMAC also provides wholesale financing for GM and other dealers' new and used vehicle inventories. In the United States, inventory financing was provided for 866,000 new GM vehicles in 2000 and 868,000 new GM vehicles in 1999, representing 66.8% of all GM sales to U.S. dealers during the first quarter of 2000 and 1999. Wholesale penetration levels remained stable as a result of continued competitive pricing strategies by GMAC.

                                     - 26 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

   Financing revenue totaled $3.8 billion in the first quarter of 2000, an increase of $502 million compared with the first quarter of 1999. The growth was mainly due to higher average retail, wholesale, operating lease, and other loan receivable balances, which resulted primarily from strong GM sales levels and continued GM-sponsored special financing programs.
   Insurance premiums earned totaled $462 million for the three months ended March 31, 2000, a $15 million increase over the comparable 1999 period. This increase was caused by higher volume in the mechanical repair protection, personal auto, and property and casualty reinsurance lines of business. These increases were partially offset by lower volume in commercial lines, primarily due to the July 1999 termination of an auto dealership program.
   Mortgage revenue and other income totaled $1.4 billion for the three months ended March 31, 2000, compared to $1.1 billion during the comparable period a year ago. The change from the comparable period in 1999 was mainly attributable to increases in mortgage servicing and processing fees and other income;
interest  and  servicing  fees  earned  on  receivables  due  from   Automotive,
Communications Services, and Other Operations; and the inclusion of GMAC Commercial Credit LLC, which was acquired in July 1999.
   GMAC's worldwide cost of borrowing, including the effects of derivatives, for the first quarter of 2000 averaged 6.21% compared to 5.52% for the same period in 1999. Total borrowing costs for U.S. operations averaged 6.32% for the first quarter of 2000, compared to 5.44% for the same period in 1999. The increase in average borrowing costs was mainly a result of the steady increase in market interest rates beginning in the third quarter of 1999.
   Consolidated salaries and other operating expenses totaled $1.3 billion and $1.0 billion for the respective quarters ended March 31, 2000 and 1999. The increase was mainly attributable to continued growth and acquisitions at GMAC Mortgage Group, Inc. during the last three quarters of 1999. Additionally, GMAC acquisitions during 1999 contributed to a rise in goodwill amortization.
   The effective income tax rate was 37.1% and 38.8% for the three months ended March 31, 2000 and 1999, respectively. The decline in the effective tax rate can be attributed to decreases in accruals from prior years based upon periodic assessment of the adequacy of such accruals.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at March 31, 2000, totaled $13.4 billion compared with $14.4 billion at December 31, 1999 and $16.2 billion at March 31, 1999. The decrease from December 31, 1999 is primarily due to a $1.0 billion cash equity injection in GMAC. The total VEBA assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $6.3 billion at March 31, 2000, compared to $6.3 billion at December 31, 1999 and $4.6 billion at March 31, 1999.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $(183) million at March 31, 2000, compared with $2.0 billion at December 31, 1999 and $5.3 billion at March 31, 1999. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $8.6 billion at March 31, 2000, compared to $7.4 billion at December 31, 1999 and $7.0 billion at March 31, 1999. The ratio of long-term debt to long-term debt and GM investment in Automotive, Communications Services, and Other Operations was 47.6% at March 31, 2000, compared to 43.7% at December 31, 1999 and 51.4% at March 31, 1999. The ratio of long-term debt and short-term loans payable to the total of this debt and GM investment was 52.9% at March 31, 2000, compared to 49.6% at December 31, 1999 and 54.3% at March 31, 1999.

Financing and Insurance Operations
----------------------------------

   GM's Financing and Insurance Operations are conducted by GMAC, certain of its subsidiaries, and other financing entities operating in the U.S., Canada, Brazil, and Sweden which are not associated with GMAC. At March 31, 2000, GMAC owned assets and serviced automotive receivables totaling $166.9 billion, $4.6 billion above year-end 1999, and $25.8 billion above March 31, 1999. The year-to-year increase was principally the result of higher commercial and other loan receivables; serviced retail loan receivables; operating lease assets; serviced wholesale loan receivables; intangible assets; receivables due from Automotive, Communications Services, and Other Operations; other assets; and factored receivables. These increases were partially offset by a decline in real estate mortgages held for sale.




                                     - 27 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations (concluded)
----------------------------------

   Automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $100.1 billion at March 31, 2000, $3.1 billion above December 31, 1999 levels and $15.0 billion above March 31, 1999 levels. The year-to-year increase was primarily a result of an $8.1 billion increase in commercial and other loan receivables, a $4.9 billion increase in serviced retail loan receivables, and a $2.5 billion increase in serviced wholesale loan receivables. The change in commercial and other loan receivables was due to the acquisition of the asset-based lending and factoring business unit of The Bank of New York Financial Corporation in July 1999 and increases in secured notes. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail loan receivables. The increase in serviced wholesale loan receivables over the prior year was a result of an increase in dealer inventory levels. The decrease in the on-balance sheet wholesale loan receivables was a result of two sales of wholesale receivables during the second half of 1999.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, and long-term debt markets, principally through commercial paper, notes, and underwritten transactions.
   As of March 31, 2000, GMAC's total borrowings were $123.2 billion, compared with $121.2 billion and $105.3 billion at December 31, 1999 and March 31, 1999, respectively. The increased borrowings since March 31, 1999 were used to fund increased earning asset levels. GMAC's ratio of total debt to total stockholder's equity at March 31, 2000 was 9.5:1, compared to 10.9:1 at December 31, 1999, and 10.5:1 at March 31, 1999. The decline was due to capital contributions from GM totaling $1.5 billion during the first quarter of 2000.
   GMAC and its subsidiaries maintain substantial bank lines of credit which totaled $45.8 billion at March 31, 2000, compared to $46.2 billion at year-end 1999 and $42.0 billion at March 31, 1999. The unused portion of these credit lines totaled $36.5 billion at March 31, 2000, $963 million and $4.1 billion higher than December 31 and March 31, 1999, respectively. Included in the unused credit lines at March 31, 2000, is a $14.7 billion syndicated multi-currency global credit facility available for use in the U.S. by GMAC and in Europe, by GMAC International Finance B.V. and GMAC (UK) plc. The entire $14.7 billion is available to GMAC in the U.S., $900 million is available to GMAC (UK) plc and $750 million is available to GMAC International Finance B.V. At March 31, 1999, syndicated revolving credit facilities of $11.2 billion were available for use by these entities. The syndicated credit facility serves for GMAC's unsecured commercial paper programs. Also included in the unused credit lines is a $12.0 billion U.S. asset-backed commercial paper liquidity and receivables facility for New Center Asset Trust, a non-consolidated limited purpose business trust established to issue asset-backed commercial paper.

Book Value Per Share

   Book value per share of $1-2/3 par value common stock was $29.42 at March 31, 2000, compared with $27.02 at December 31, 1999 and $22.40 at March 31, 1999. Book value per share of GM Class H common stock was $17.65 at March 31, 2000, compared with $16.21 at December 31, 1999 and $13.44 at March 31, 1999. Book value per share was determined based on the liquidation rights of the various classes of common stock.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the GM Board. GM's 2000 first quarter RONA for continuing operations on an annualized basis, excluding Hughes, was 15.9%.

CASH FLOWS

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Net cash provided by operating activities was $2.4 billion for the first quarter of 2000 compared with $9.2 billion for the first quarter of 1999. The decrease in net cash provided by operating activities for the first quarter 2000 compared to the first quarter 1999 was primarily the result of decreases in operating liabilities. These decreases were primarily related to an extension of the payment terms in the first quarter of 1999.
   Net cash used in investing activities amounted to $3.8 billion for the first quarter of 2000 compared with $4.9 billion for the first quarter of 1999. The decrease in net cash used in investing activities during the first quarter of 2000 was primarily attributable to decreased cash used for investments in companies and investments in marketable securities and operating leases, partially offset by a $1.0 billion cash equity injection in GMAC.
                                     - 28 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOWS

Automotive, Communications Services, and Other Operations (concluded)
---------------------------------------------------------

   Net cash used in financing activities was $187 million for the first quarter of 2000 compared with $1.4 billion for the first quarter of 1999. The decrease in net cash used for financing activities for the first quarter 2000 was primarily due to reduced stock repurchases as a result of the Corporation completing its $4.0 billion stock repurchase program in 1999, and increases in loans payable and long-term debt.

Financing and Insurance Operations
----------------------------------

   Net cash provided by operating activities totaled $3.7 billion and $5.9 billion during the three months ended March 31, 2000 and 1999, respectively. The reduction in operating cash flow was primarily the result of a reduction in the net proceeds from sales of mortgage loans and an increase in miscellaneous assets, partially offset by a decrease in the origination/purchases of mortgage loans.
   Net cash used for investing activities during the first quarter of 2000 totaled $6.7 billion, a $1.6 billion increase compared to the same period last year. Net cash used increased primarily as a result of net increases in acquisitions of finance receivables and operating leases, partially offset by increased proceeds from sales of finance receivables.
   Net cash provided by financing activities during the three months ended March 31, 2000 totaled $3.6 billion, compared with net cash used of $922 million during the comparable 1999 period. The change was primarily the result of increases in short-term loans payable and a $1.0 billion cash equity injection from Automotive, Communications Services, and Other Operations, partially offset by a net decrease in long-term debt.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. In February 2000, the GM Board declared a quarterly cash dividend of $0.50 per share on $1-2/3 par value common stock, paid March 10, 2000 to holders of record as of February 11, 2000. The GM Board also declared quarterly dividends on the Series D and Series G Depositary Shares of $0.495 and $0.57 per share, respectively, paid May 1, 2000, to holders of record on April 3, 2000. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses. A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid May 1, 2000, to the holder of record on April 3, 2000.


Employment and Payrolls

Worldwide employment at March 31, (in thousands) 2000        1999
                                                 ----        ----

  GMNA                                            214         222
  GME                                              90          81
  GMLAAM                                           23          23
  GMAP                                             11          10
  GMAC                                             26          24
  Hughes                                           18          16
  Other                                            13          11
                                                  ---         ---
    Total employees                               395         387
                                                  ===         ===

                                                Three Months Ended
                                                      March 31,
                                                ------------------
                                                 2000        1999
                                                 ----        ----

Worldwide payrolls - (in billions)               $5.5        $5.4
                                                  ===         ===








                                     - 29 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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


                                  * * * * * * *



















































                                     - 30 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

(a) Material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 2000 or subsequent thereto, but before the filing of this report are summarized below:


Other Matters

   With respect to the previously reported purported class actions filed against General Motors alleging defective rear disc brake caliper pins in the 1988-1993 "GM W-Body Cars," GM has agreed to resolve these matters. GM has entered into an agreement for settlement of the New Jersey consolidated case, Maryjane Garcia and Thomas Cook v. General Motors Corporation, and Peter Bishop v. General Motors Corporation. If approved by the court, the proposed settlement would provide for GM to contribute to the cost of the court providing notice of the proposed settlement to members of the class, and for payment by GM of $19 million to reimburse class members for eligible brake repair expenses and for plaintiffs' attorneys' fees. The trial court in New Jersey has preliminarily approved the proposed settlement. Notice of the proposed settlement will be provided to members of the class and a hearing will be held by the court to determine whether the proposed settlement is fair, reasonable and adequate. Pursuant to the settlement agreement, the plaintiffs in the other previously reported cases will dismiss their lawsuits; these include Keith McGill v. General Motors Corporation and Richard Dolowich v. General Motors Corporation (filed in New York), and Marcel v. General Motors Corporation, Neff v. General Motors Corporation, and Cohen v. General Motors Corporation (filed in Pennsylvania).

                                      * * *

   General Electric Capital Corporation (GECC) and DIRECTV, Inc. (DIRECTV) entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing, and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim have been filed by the parties in the
U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as surety. GECC claims damages from DIRECTV in excess of $140 million. DIRECTV is seeking damages from GECC in excess of $45 million. Hughes intends to vigorously contest GECC's allegations and pursue Hughes' own contractual rights and remedies. The court has set a trial date of June 12, 2000.

                                       ***

   With respect to the previously reported actions against the DIRECTV unit of Hughes filed by the National Rural Telecommunications Galaxy Inc. (NRTC) on June 3, 1999 and August 26, 1999, and a related action filed by Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc., on January 11, 2000, a purported class action was filed on February 29, 2000 against DIRECTV on behalf of the NRTC's participating members asserting claims substantially the same as those asserted in the actions brought by Pegasus and Golden Sky.

                                       ***

   With respect to the previously reported action against DIRECTV, Hughes Network Systems, and Thomson Consumer Electronics, Inc., filed by EchoStar Communications Corporation (EchoStar) and others on February 1, 2000, Hughes and DIRECTV filed counterclaims against EchoStar on March 13, 2000, alleging that EchoStar tortiously interfered with DIRECTV's relationship with Kelly Broadcasting System, a provider of foreign-language programming; engaged in unfair business practices in connection with improper sales of network programming, misleading advertisements for National Football League games and EchoStar's "PRIMESTAR bounty program"; and infringed the PRIMESTAR trademarks.



                                  * * * * * * *



                                     - 31 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               33

27    Financial Data Schedule (Unaudited)
        (for Securities and Exchange Commission information only)


(b)  REPORTS ON FORM 8-K.

   Ten reports on Form 8-K, dated August 2, 1999 (filed January 14, 2000), January 13, 2000, January 20, 2000, February 1, 2000, February 25, 2000, March 1, 2000, March 6, 2000, March 7, 2000, March 13, 2000, and March 31, 2000 were filed during the quarter ended March 31, 2000 reporting matters under Item 5, Other Events and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                                (Registrant)



Date: May 15, 2000                      /s/Peter R. Bible
------------------                      -----------------

                                      (Peter R. Bible, Chief Accounting Officer)