Form 10-Q
period 2000-06-30
GENERAL MOTORS CORP
filed 2000-08-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended June 30, 2000


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X.  No   .
                         ---    ---

         As of June 30, 2000, there were outstanding 536,479,786 shares of the issuer's $1-2/3 par value common stock and 873,431,745 shares of GM Class H $0.10 par value common stock.

                        GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 2000 and 1999                      3

           Consolidated Balance Sheets as of June 30, 2000,
            December 31, 1999, and June 30, 1999                         5

           Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2000 and 1999                  6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         15

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            22

   Item 4. Submission of Matters to a Vote of Security Holders          23

   Item 6. Exhibits and Reports on Form 8-K                             25

Signature                                                               25


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             26

Exhibit 27 Financial Data Schedule (Unaudited)
           (for Securities and Exchange Commission information only)

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                  Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                       --------                --------
                                    2000      1999          2000      1999
                                    ----      ----          ----      ----
                               (Dollars in Millions Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues      $48,743   $45,067       $95,601   $87,502
                                   ------    ------        ------    ------
Cost of sales and other expenses
  (Note 4)                         38,127    35,955        75,312    69,764
Selling, general, and
  administrative expenses           5,423     4,534        10,236     8,375
Interest expense                    2,358     1,794         4,586     3,639
                                  -------   -------       -------   -------
  Total costs and expenses         45,908    42,283        90,134    81,778
                                   ------    ------        ------    ------
Income from continuing operations
  before income taxes and
  minority interests                2,835     2,784         5,467     5,724
Income tax expense                    929       956         1,712     1,985
Equity income/(loss) and minority
  interests                          (155)      (94)         (221)     (185)
                                    -----     -----         -----     -----
Income from continuing operations   1,751     1,734         3,534     3,554
Income from discontinued operations
  (Note 2)                              -       184             -       426
                                    -----     -----         -----     -----
  Net income                        1,751     1,918         3,534     3,980
Dividends on preference stocks        (27)       (7)          (56)      (23)
                                    -----     -----         -----     -----
  Earnings attributable to common
    stocks                         $1,724    $1,911        $3,478    $3,957
                                   ======    ======        ======    ======

Basic earnings (losses) per share
  attributable to common stocks
  (Note 8)
$1-2/3 par value
  Continuing operations             $2.99     $2.71         $5.87     $5.44
  Discontinued operations (Note 2)      -      0.28             -      0.65
                                    -----     -----         -----     -----
Earnings per share attributable to
  $1-2/3 par value                  $2.99     $2.99         $5.87     $6.09
                                    =====     =====         =====     =====

Earnings per share attributable to
  Class H                          $(0.07)   $(0.08)       $(0.15)   $(0.01)
                                   ======    ======        ======    ======

Earnings (losses) per share
  attributable to common stocks
  assuming dilution (Note 8)
$1-2/3 par value
  Continuing operations             $2.93     $2.66         $5.74     $5.33
  Discontinued operations
    (Note 2)                            -      0.28             -      0.64
                                    -----     -----         -----     -----
Earnings per share attributable to
  $1-2/3 par value                  $2.93     $2.94         $5.74     $5.97
  == = =                            =====     =====         =====     =====

Earnings per share attributable to
  Class H                          $(0.07)   $(0.08)       $(0.15)   $(0.01)
                                   ======    ======        ======    ======


Reference should be made to the notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)

                                   Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                       --------                --------
                                    2000      1999          2000      1999
                                    ----      ----          ----      ----
                                               (Dollars in Millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues      $42,870   $40,117       $84,065   $77,640
                                   ------    ------        ------    ------
Cost of sales and other expenses
  (Note 4)                         36,260    34,353        71,581    66,510
Selling, general, and
  administrative expenses           4,032     3,402         7,539     6,162
                                    -----     -----         -----    ------

  Total costs and expenses         40,292    37,755        79,120    72,672
                                   ------    ------        ------    ------
Interest expense                      222       180           438       374
Net expense from transactions with
  Financing and Insurance
  Operations                          172        66           311       160
                                   ------    ------        ------    ------
Income from continuing operations
  before income taxes and
  minority interests                2,184     2,116         4,196     4,434
Income tax expense                    698       720         1,240     1,508
Equity income/(loss) and minority
  interests                          (155)      (87)         (220)     (170)
                                   ------    ------        ------    ------
Income from continuing operations   1,331     1,309         2,736     2,756
Income from discontinued operations
  (Note 2)                              -       184             -       426
                                   ------    ------        ------    ------
  Net income - Automotive,
    Communications Services, and
    Other Operations               $1,331    $1,493        $2,736    $3,182
                                    =====     =====         =====     =====


                                   Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                       --------                --------
                                    2000      1999          2000      1999
                                    ----      ----          ----      ----
                                               (Dollars in Millions)

FINANCING AND INSURANCE OPERATIONS

Total revenues                     $5,873    $4,950       $11,536    $9,862
                                    -----     -----        ------     -----

Interest expense                    2,136     1,614         4,148     3,265
Depreciation and amortization
  expense                           1,483     1,275         3,006     2,547
Operating and other expenses        1,391     1,132         2,697     2,213
Provision for financing and
  insurance losses                    384       327           725       707
                                    -----     -----        ------     -----
  Total costs and expenses          5,394     4,348        10,576     8,732
                                    -----     -----        ------     -----
Net income from transactions with
  Automotive, Communications
  Services, and Other Operations     (172)      (66)         (311)     (160)
                                    -----     -----        ------     -----
Income before income taxes and
  minority interests                  651       668         1,271     1,290
Income tax expense                    231       236           472       477
Equity income/(loss) and minority
  interests                             -        (7)           (1)      (15)
                                    -----     -----        ------     -----
  Net income - Financing and
    Insurance Operations             $420      $425          $798      $798
                                     ====      ====          ====      ====



Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                              June 30,               June 30,
                                                2000     Dec. 31,      1999
                                            (Unaudited)   1999     (Unaudited)
                                            -----------   ----     -----------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES       (Dollars in Millions)
                  ASSETS
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                      $9,441    $9,730      $11,997
Marketable securities                             893     1,698        1,666
                                             --------   -------      -------
  Total cash and marketable securities         10,334    11,428       13,663
Accounts and notes receivable
  (less allowances)                             5,968     5,093        6,349
Inventories (less allowances) (Note 3)         11,680    10,638       10,766
Equipment on operating leases
  (less accumulated depreciation)               5,973     5,744        6,394
Deferred income taxes and other current
  assets                                        9,678     9,006        6,232
                                              -------   -------      -------
  Total current assets                         43,633    41,909       43,404
Equity in net assets of nonconsolidated
  associates                                    3,377     1,711        1,691
Property - net                                 33,436    32,779       31,509
Intangible assets - net                         8,726     8,527       11,934
Deferred income taxes                          13,456    15,277       18,297
Other assets                                   30,207    25,358       14,016
                                               ------    ------       ------
  Total Automotive, Communications Services,
    and Other Operations assets               132,835   125,561      120,851
Financing and Insurance Operations
Cash and cash equivalents                         692       712        2,694
Investments in securities                       9,447     9,110        8,499
Finance receivables - net                      85,782    80,627       74,305
Investment in leases and other receivables     37,883    36,407       33,451
Other assets                                   23,528    21,312       16,995
Net receivable from Automotive, Comm. Serv.,
  and Other Operations                          1,182     1,001          478
                                               ------    ------       ------
  Total Financing and Insurance Operations
    assets                                    158,514   149,169      136,422
                                              -------   -------      -------

Total assets                                 $291,349  $274,730     $257,273
                                              =======   =======      =======

               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Communications Services, and
  Other Operations
Accounts payable (principally trade)          $17,329   $17,254      $15,814
Loans payable                                   2,554     1,991          854
Accrued expenses                               32,527    32,854       34,530
Net payable to Financing and Insurance
  Operations                                    1,182     1,001          478
                                               ------    ------       ------
  Total current liabilities                    53,592    53,100       51,676
Long-term debt                                  8,518     7,415        7,408
Postretirement benefits other than pensions    33,931    34,166       34,317
Pensions                                        3,338     3,339        3,149
Other liabilities and deferred income taxes    17,279    17,426       17,928
                                             --------  --------     --------
  Total Automotive, Communications Services,
   and Other Operations liabilities           116,658   115,446      114,478
Financing and Insurance Operations
Accounts payable                                4,611     4,262        4,786
Debt                                          128,164   122,282      110,135
Other liabilities and deferred income taxes    12,161    11,282       10,852
                                             --------  --------     --------
  Total Financing and Insurance Operations
    liabilities                               144,936   137,826      125,773
Minority interests                                647       596          591
General Motors - obligated mandatorily
  redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of General Motors (Note 5)
    Series D                                        -        79           79
    Series G                                      139       139          141
Stockholders' equity
$1-2/3 par value common stock
  (issued, 536,912,451; 619,412,233
  and 645,004,212 shares) (Notes 6 and 8)         895     1,033        1,075
Class H common stock
  (issued, 873,646,596; 411,345,561 and
  404,921,520 shares) (Notes 6 and 8)              87        14           11
Capital surplus (principally additional
  paid-in capital)                             19,668    13,794       15,533
Retained earnings                               9,816     6,961        5,045
                                              -------   -------      -------
    Subtotal                                   30,466    21,802       21,664
Accumulated foreign currency translation
  adjustments                                  (2,252)   (2,033)      (1,987)
Net unrealized gains on securities                876       996          561
Minimum pension liability adjustment             (121)     (121)      (4,027)
                                               ------    ------        -----
    Accumulated comprehensive loss             (1,497)   (1,158)      (5,453)
                                              -------   -------      -------
      Total stockholders' equity               28,969    20,644       16,211
                                             --------  --------     --------
Total liabilities and stockholders' equity   $291,349  $274,730     $257,273

Reference should be made to the notes to consolidated financial statements.




                                      - 5 -

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended March 31,
                                                        ----------------------------
                                                     2000                        1999
                                                     ----                        ----
                                          Automotive,    Financing     Automotive,    Financing
                                           Comm.Serv.       and         Comm.Serv.       and
                                           and Other     Insurance      and Other     Insurance
                                           ---------     ---------      ---------     ---------
                                                          (Dollars in Millions)
Net cash provided by operating activities   $6,235        $3,283         $12,768        $8,539

Cash flows from investing activities
Expenditures for property                   (3,791)         (213)         (3,019)         (106)
Investments in marketable securities
  - acquisitions                            (1,399)      (11,823)         (3,119)      (10,620)
Investments in marketable securities
  - liquidations                             2,204        11,836           1,855        10,313
Mortgage servicing rights - acquisitions         -          (398)              -          (662)
Mortgage servicing rights - liquidations         -             -               -             4
Finance receivables - acquisitions               -      (108,780)              -       (90,613)
Finance receivables - liquidations               -        73,835               -        67,691
Proceeds from sales of finance receivables       -        28,906               -        18,683
Operating leases - acquisitions             (3,967)       (8,883)         (4,613)       (8,201)
Operating leases - liquidations              3,507         4,602           2,889         4,007
Investments in companies, net of cash
  acquired (Note 9)                         (1,554)            -          (2,558)         (126)
Net investing activity with Financing and
  Insurance Operations                        (998)            -              75             -
Other                                         (371)          151            (876)          997
                                            ------       -------          ------        ------
Net cash used in investing activities       (6,369)      (10,767)         (9,366)       (8,633)
                                            ------       -------          ------        ------

Cash flows from financing activities
Net increase (decrease) in loans payable       488         2,127            (393)       (5,642)
Long-term debt-borrowings                    3,417        12,619           2,433        15,248
Long-term debt-repayments                   (3,337)       (8,098)         (2,130)       (7,230)
Net financing activity with Automotive,
  Communications Services,
  and Other Operations                           -           998               -           (75)
Repurchases of common and preference stocks   (417)            -          (1,868)            -
Proceeds from issuing common and preference
  stocks                                       356             -           1,833             -
Cash dividends paid to stockholders           (679)            -            (672)            -
                                            ------       -------          ------        ------
Net cash (used in) provided by financing
  activities                                  (172)        7,646            (797)        2,301
                                            ------       -------          ------        ------

Effect of exchange rate changes on cash
  and cash equivalents                        (164)           (1)           (126)            3
Net transactions with Automotive/Financing
  Operations                                   181          (181)           (338)          338
                                            ------       -------          ------        ------
Net cash (used in) provided by continuing
  operations                                  (289)          (20)          2,141         2,548
Net cash provided by discontinued
  operations (Note 2)                            -             -             128             -
                                            ------       -------          ------        ------
Net (decrease) increase in cash and cash
  equivalents                                 (289)          (20)          2,269         2,548
Cash and cash equivalents at beginning
  of the period                              9,730           712           9,728           146
                                            ------       -------          ------        ------
Cash and cash equivalents at end of the
  period                                    $9,441          $692         $11,997        $2,694
                                            ======          ====         =======        ======





Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 1999 consolidated financial statements and notes thereto included in General Motors Corporation's (the "Corporation" or "GM") 1999 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation and Subsidiaries (Hughes), and General Motors Acceptance Corporation and Subsidiaries (GMAC) filings with the Securities and Exchange Commission.
   GM presents separate financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 1999 were reclassified to conform with the 2000 classifications.

Note 2.  Discontinued Operations

   On February 5, 1999, Delphi Automotive Systems Corporation (Delphi) completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999, GM distributed to holders of its $1-2/3 par value common stock 80.1% of the outstanding shares of Delphi, which resulted in 0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares (around 12.4 million shares), to a Voluntary Employee Beneficiary Association
(VEBA) trust established by GM to fund benefits to its hourly retirees.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for all periods presented.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $5.0 billion for the quarter ended June 30, 1999. Income from Delphi discontinued operations of $184 million for the quarter ended June 30, 1999 is reported net of income tax expense of $140 million.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $12.5 billion for the six months ended June 30, 1999. Income from Delphi discontinued operations of $426 million for the six months ended June 30, 1999 is reported net of income tax expense of $314 million.

Note 3.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (in millions):
                                              June 30,    Dec. 31,   June 30,
                                                2000        1999       1999
                                             ---------  ---------  ---------

Productive material, work in process,
  and supplies                                 $5,954     $5,505     $5,660
Finished product, service parts, etc.           7,609      7,023      7,008
                                               ------     ------     ------
  Total inventories at FIFO                    13,563     12,528     12,668
   Less LIFO allowance                          1,883      1,890      1,902
                                              -------    -------    -------
     Total inventories (less allowances)      $11,680    $10,638    $10,766
                                               ======     ======     ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 4.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (in millions):


                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                          --------              --------
                                      2000        1999       2000      1999
                                      ----        ----       ----      ----

  Depreciation                        $972      $1,068      $1,962    $2,071
  Amortization of special tools        661         635       1,315     1,254
   Amortization of intangible assets    81          48         152        79
                                    ------       -----      ------   -------
     Total                          $1,714      $1,751      $3,429    $3,404
                                     =====       =====       =====     =====


Note 5.  Preferred Securities of Subsidiary Trusts

   On May 2, 2000, GM redeemed the General Motors Capital Trust D's (Series D Trust) 8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 causing the Series D Trust to redeem the approximately 3.1 million outstanding 8.67% Trust Originated Preferred Securitiessm (TOPrSsm) Series D, (Series D Preferred Securities). The Series D Preferred Securities were redeemed at a price of $25 per share plus accrued and unpaid distributions of $0.01 per share. Also, on May 2, 2000, GM redeemed the approximately 3 million outstanding Series D 7.92% Depositary Shares. The Series D 7.92% Depositary Shares were redeemed at a price of $25 per share plus accrued and unpaid dividends of $0.18 per share. The securities together had a total face value of approximately $154 million.
   The General Motors Capital Trust G's (Series G Trust) sole assets, are its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 but redeemable, in whole or part, at GM's option on or after January 1, 2001, which have an aggregate principal amount of $131 million.

--------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 6.  Capital Stock Transactions

   As part of GM's previously announced plans for a broad restructuring of its economic interest in Hughes, during the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to its U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee-benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30%, and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to approximately 70%, on a fully diluted basis.
   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All per share amounts and numbers of shares for all periods presented, as well as GM Class H common stock and capital surplus as of June 30, 2000, have been adjusted to reflect the stock split. Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock remained at one vote per share and one liquidation unit per share.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 7.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                          --------               --------
                                      2000       1999        2000      1999
                                      ----       ----        ----      ----

Net income                          $1,751      $1,918      $3,534    $3,980
Other comprehensive (loss)/income     (425)        960        (339)      244
                                    ------      ------      ------    ------
     Total                          $1,326      $2,878      $3,195    $4,224
                                     =====       =====       =====     =====


Note 8.  Earnings Per Share Attributable to Common Stocks

   Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted EPS attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect.
   The attribution of earnings to each class of GM common stock was as follows (in millions):

                                    Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                          --------               --------
                                     2000        1999        2000      1999
                                     ----        ----        ----      ----
Earnings (losses) attributable
  to common stocks
  $1-2/3 par value
    Continuing operations           $1,762      $1,754      $3,549    $3,535
    Discontinued operations              -         184           -       426
                                    ------      ------      ------    ------
  Earnings attributable to
    $1-2/3 par value                $1,762      $1,938      $3,549    $3,961
  (Losses) attributable to Class H    $(38)       $(27)       $(71)      $(4)

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (Loss) (ASCNI) of Hughes for the respective period.
   Losses attributable to GM Class H common stock for the three and six months ended June 30, 2000 and 1999, represent the ASCNI of Hughes. Losses used for computation of the ASCNI of Hughes are based on the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, reduced by the amount of dividends accrued on the Hughes Series A Preferred Stock (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the three and six months ended June 30, 2000 and 1999 (563 million and 363 million for the second quarters of 2000 and 1999, respectively, and 488 million and 341 million for the six month periods ended June 30, 2000 and 1999, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock, which if issued and outstanding would represent a 100% interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1.3 billion and 1.2 billion for the second quarters of 2000 and 1999, respectively, and 1.3 billion and 1.2 billion for the six month periods ended June 30, 2000 and 1999, respectively.
   On December 15, 1999, in order to fulfill its previously disclosed goal of repurchasing shares of $1-2/3 par value common stock, GM entered into a derivative transaction pursuant to which it purchased for cash from a financial institution on that date approximately 8.5 million shares of $1-2/3 par value common stock. GM immediately reduced its common shares outstanding used to calculate both basic and diluted EPS. GM settled this derivative trade with cash payments during December 1999 and the first six months of 2000, which decreased equity accordingly. These payments represented GM's obligation to deliver to the financial institution any difference in the notional value of such amount of shares, based on the trading prices of the shares on the various settlement dates.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)

   The reconciliation of the amounts used in the basic and diluted EPS computations for income from continuing operations was as follows (in millions except per share amounts):

                                         $1-2/3 Par Value Common Stock        Class H Common Stock
                                         -----------------------------        --------------------
                                                           Per Share                          Per Share
                                           Income   Shares   Amount        ASCNI      Shares    Amount
                                           ------   ------   ------        -----      ------    ------
Three Months Ended June 30, 2000

Income (loss) from continuing operations   $1,779                          $(28)
Less:Dividends on preference stocks            17                            10
                                           ------                            --
Basic EPS
  Income (loss) from continuing operations

   attributable to common stockholders      1,762    590     $2.99          (38)       563     $(0.07)
                                                              ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options    -     12                      -          -
                                            -----   ----                   ----       ----
Diluted EPS
  Adjusted income (loss) from continuing
    operations attributable to common
    stockholders                           $1,762    602     $2.93         $(38)       563     $(0.07)
                                            =====    ===      ====           ==        ===       ====

Three Months Ended June 30, 1999

Income (loss) from continuing operations   $1,761                          $(27)
Less:Dividends on preference stocks             7                             -
                                            -----                          ----
Basic EPS
  Income (loss) from continuing operations
   attributable to common stockholders      1,754    648     $2.71          (27)       363     $(0.08)
                                                              ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock
    options                                     -     12                      -          -
                                            -----    ---                   ----       ----
Diluted EPS
  Adjusted income (loss) from continuing
    operations attributable to common
    stockholders                           $1,754    660     $2.66         $(27)       363     $(0.08)
                                            =====    ===      ====           ==        ===       ====

Six Months Ended June 30, 2000

Income (loss) from continuing operations   $3,587                          $(53)
Less:Dividends on preference stocks            38                            18
                                            -----                            --
Basic EPS
  Income (loss) from continuing operations
   attributable to common stockholders      3,549    605     $5.87          (71)       488     $(0.15)
                                                              ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options    -     13                      -          -
                                            -----    ---                     --        ---
Diluted EPS
  Adjusted income (loss) from continuing
    operations attributable to common
    stockholders                           $3,549    618     $5.74         $(71)       488     $(0.15)
                                            =====    ===      ====           ==        ===       ====

Six Months Ended June 30, 1999

Income (loss) from continuing operations   $3,558                           $(4)
Less:Dividends on preference stocks            23                             -
                                            -----                            --
Basic EPS
  Income (loss) from continuing operations
   attributable to common stockholders      3,535    651     $5.44           (4)       341     $(0.01)
                                                              ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock
    options                                     -     13                      -          -
                                            -----    ---                     --        ---
Diluted EPS
  Adjusted income (loss) from continuing
    operations attributable to common
    stockholders                           $3,535    664     $5.33          $(4)       341     $(0.01)
                                            =====    ===      ====            =        ===       ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 9.  Acquisitions, Investments, and Divestitures

Acquisitions and Investments
   On January 28, 2000, GM completed the acquisition of the remaining 50% of Saab Automobile AB from Investor A.B. for $125 million. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price is expected to be finalized in the third quarter of 2000.
   On April 12, 2000, GM finalized the previously announced Agreement of Strategic Alliance (the "Alliance Agreement") between GM and Fuji Heavy Industries Ltd. (Fuji) in which GM purchased 157,262,925 newly-issued shares of Fuji's voting common stock, par value 50 yen ((Y)50) per share, for approximately $1.3 billion, an equity interest in Fuji of 20% on a fully diluted basis, at the time of payment. This investment is accounted for using the equity method of accounting and Fuji will remain an independent company with GM as its largest shareholder. This Alliance Agreement will allow GM and Fuji to collaborate in the design, development, and manufacturing of cars, trucks, and related technology.
   On July 24, 2000, GM finalized its previously announced strategic industrial alliance with Fiat S.p.A. (Fiat). As part of this alliance, GM acquired a 20% interest in Fiat Auto Holdings, B.V. (Fiat Auto), a new holding company that controls Fiat's automobile and light-commercial vehicle operations, except for Ferrari and Maserati for $2.4 billion. In addition, Fiat purchased for $2.4 billion approximately 32 million shares of GM $1-2/3 par value common stock, or approximately 5.6% of GM's $1-2/3 par value common stock outstanding as of July 24, 2000.
   In 1999, significant transactions included the merger with United States Satellite Broadcasting Company, Inc. (USSB) and acquisitions of PRIMESTAR, the asset-based lending and factoring business unit of The Bank of New York (BNYFC), and the full-service leasing business of Arriva Automotive Solutions Limited (Arriva).
   The following selected unaudited pro forma information is being provided to present a summary of the combined results of GM, USSB, PRIMESTAR, BNYFC, and Arriva for the six months ended June 30, 1999 as if the acquisitions had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data presents only significant transactions, is presented for informational purposes only, and may not necessarily reflect the results of operations of GM had these companies operated as part of GM for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges. Pro forma information related to the 2000 transactions would not be material to GM's results of operations, and therefore, is not presented.

   The pro forma information is as follows (in millions except per share amounts):

                                                            Six months Ended
                                                               June 30, 1999
                                                          --------------------
Total net sales and revenues                                    $88,614

Income from continuing operations                                $3,551
Income from discontinued operations                                 426
                                                                 ------
Net income                                                       $3,977
                                                                  =====

Basic earnings (losses) per share attributable to
common stocks
$1-2/3 par value common stock
  Continuing operations                                           $5.44
  Discontinued operations                                          0.65
                                                                   ----
  Earnings per share attributable to $1-2/3 par value             $6.09
                                                                   ====
Earnings per share attributable to Class H                       $(0.02)
                                                                   ====

Earnings  (losses) per share  attributable  to common stocks assuming  dilution
$1-2/3 par value common stock
  Continuing operations                                           $5.33
  Discontinued operations                                          0.64
                                                                   ----
  Earnings per share attributable to $1-2/3 par value             $5.97
                                                                   ====
Earnings per share attributable to Class H                       $(0.02)
                                                                   ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 9.  Acquisitions, Investments, and Divestitures (concluded)

Divestitures
   On January 13, 2000, Hughes announced that it had reached an agreement to sell its satellite systems manufacturing businesses to The Boeing Company (Boeing) for approximately $3.8 billion in cash. The transaction, which is subject to regulatory approval, is expected to close in the second half of 2000 and result in an after-tax gain in excess of $1.0 billion. However, if Hughes were to enter into a settlement of the China investigation (see Note 9 Contingencies to the Hughes financial statements, included in Exhibit 99 to this GM Form 10-Q) prior to the closing of the Boeing transaction that involves a debarment from sales to the U.S. government or a material suspension of Hughes' export licenses or other material limitation on projected business activities of the satellite systems manufacturing businesses, Boeing would not be obligated to complete the purchase of Hughes' satellite systems manufacturing businesses. GM does not expect this investigation to result in a material adverse effect upon Hughes' business.
   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a company in Japan that provides direct-to-home satellite broadcast services that is expected to complete an IPO during the second half of 2000. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000, Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements, and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon an independent appraisal. The total loss related to DIRECTV Japan for the second quarter of 2000 and the six months ended June 30, 2000, including Hughes' share of DIRECTV Japan's operating losses was approximately $25 million and $255 million, respectively. The after-tax impact for the same periods was approximately $18 million and $67 million, respectively. Hughes will continue to record its share of DIRECTV Japan's operating losses during the remainder of 2000.

Note 10.  Contingent Matters

Contingent Matters
   In Anderson, et al v. General Motors Corporation, a jury in a Los Angeles Superior Court returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision fuel fed fire in a 1979 Chevrolet Malibu. In post-trial developments, the trial court has reduced the punitive damages from $4.8 billion to $1.1 billion and has entered an order which stays execution of the judgment pending resolution of all appeals by GM and has released the bond GM had posted for the punitive and compensatory damages (the cost of which was not material to the Corporation). GM continues to pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at June 30, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.
   Refer to Note 9 Contingencies to the Hughes financial statements, included in Exhibit 99 to this GM Form 10-Q for the period ended June 30, 2000 for information regarding Hughes' contingent matters.

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



                                                                                               Total              Other     Total
                               GMNA     GME    GMLAAM    GMAP     GMA     Hughes     Other   Automotive   GMAC  Financing Financing
                              ------   -----   ------   -----     ----    ------     -----   ----------   ----  --------- ---------
                                                                       (in millions)

For the Three Months Ended
June 30, 2000
Net sales and revenues:
  External customers         $30,799   $6,908  $1,422   $740   $39,869   $2,251       $750    $42,870    $5,755    $118    $5,873
  Intersegment                  (230)     234     (54)    50         -        9         (9)         -         -       -         -
                              ------   ------   -----   ----    ------    -----        ---     ------     -----     ---     -----
Total net sales and revenues $30,569   $7,142  $1,368   $790   $39,869   $2,260       $741    $42,870    $5,755    $118    $5,873
                              ======    =====   =====    ===    ======    =====        ===     ======     =====     ===     =====

Interest income (a)             $139     $114      $8     $3      $264      $19      $(126)      $157      $539   $(126)     $413
Interest expense                $290     $107     $41     $1      $439      $58      $(275)      $222    $2,027    $109    $2,136
Net income (loss)             $1,411     $166     $10  $(123)   $1,464     $(64)(c)   $(69)    $1,331      $395     $25      $420

Segment assets               $87,397  $22,387  $4,463 $1,084  $115,331  $19,940 (d)$(2,436)  $132,835  $157,482  $1,032  $158,514

For the Three Months Ended
June 30, 1999
Net sales and revenues:
  External customers         $29,012   $6,910  $1,165   $665   $37,752   $1,773       $592    $40,117    $4,901     $49    $4,950
  Intersegment                  (191)      91      50     50         -       11        (11)         -         -       -         -
                              ------    -----   -----   ----    ------    -----        ---    -------     -----      --     -----
Total net sales and revenues $28,821   $7,001  $1,215   $715   $37,752   $1,784       $581    $40,117    $4,901     $49    $4,950
                              ======    =====   =====    ===    ======    =====        ===    =======    ======      ==     =====

Interest income (a)             $308      $96      $9     $1      $414       $5      $(169)      $250      $409    $(55)     $354
Interest expense                $296      $76     $20     $3      $395      $12      $(227)      $180    $1,538     $76    $1,614
Net income (loss)             $1,483     $187    $(38)  $(81)   $1,551     $(92)(c)    $34 (b) $1,493      $391     $34      $425

Segment assets               $74,642  $18,800  $4,139 $1,382   $98,963  $17,857 (d) $4,031   $120,851  $136,333     $89  $136,422


(a)Interest income is included in net sales and revenues from external customers.
(b)The amount for Other includes income from discontinued operations related to Delphi of $184 million for the three months ended June 30, 1999.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $5 million for both 2000 and 1999, related to GM's acquisition of HAC. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.
(d)The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $395 million and $416 million, for 2000 and 1999, respectively, related to GM's acquisition of HAC. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 11.  Segment Reporting (concluded)


                                                                                               Total              Other     Total
                               GMNA     GME    GMLAAM    GMAP     GMA     Hughes     Other   Automotive   GMAC  Financing Financing
                              ------   -----   ------   -----     ----    ------     -----   ----------   ----  --------- ---------
                                                                       (in millions)
For the Six Months Ended
June 30, 2000
Net sales and revenues:
  External customers         $60,528  $13,478  $2,671 $1,523   $78,200   $4,358     $1,507    $84,065   $11,376    $160   $11,536
  Intersegment                  (715)     498      87    130         -       20        (20)         -         -       -         -
                              ------   ------   ----- ------    ------    -----      -----     ------    ------     ---    ------

Total net sales and revenues $59,813  $13,976  $2,758 $1,653   $78,200   $4,378     $1,487    $84,065   $11,376    $160   $11,536
                              ======   ======   =====  =====    ======    =====      =====     ======    ======     ===    ======

Interest income (a)             $262     $214     $14     $5      $495      $37      $(214)      $318    $1,022   $(236)     $786
Interest expense                $556     $193     $62     $1      $812     $103      $(477)      $438    $3,937    $211    $4,148
Net income (loss)             $2,700     $387     $11  $(116)   $2,982    $(141)(c)  $(105)    $2,736      $792      $6      $798


For the Six Months Ended
June 30, 1999
Net sales and revenues:
  External customers         $56,578  $13,119  $2,143 $1,275   $73,115   $3,399     $1,126    $77,640    $9,728    $134    $9,862
  Intersegment                  (351)     159     105     87         -      20         (20)         -         -       -         -
                              ------   ------   ----- ------    ------    -----      -----     ------     -----    ----     -----

Total net sales and revenues $56,227  $13,278  $2,248 $1,362   $73,115   $3,419     $1,106    $77,640    $9,728    $134    $9,862
                              ======   ======   =====  =====    ======    =====      =====     ======     =====     ===     =====

Interest income (a)             $503     $198     $25     $4      $730      $19      $(329)      $420      $822    $(94)     $728
Interest expense                $602     $153     $35     $7      $797      $19      $(442)      $374    $3,051    $214    $3,265
Net income (loss)             $2,904     $361    $(63) $(141)   $3,061     $(14) (c)  $135 (b) $3,182      $783     $15      $798



(a)Interest income is included in net sales and revenues from external customers.
(b)The amount for Other includes income from discontinued operations related to Delphi of $426 million for the six months ended June 30, 1999.
(c)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of approximately $11 million for both 2000 and 1999, related to GM's acquisition of HAC. Such amortization was allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.




                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 1999 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the "Corporation" or "GM") 1999 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation and
Subsidiaries   (Hughes),   and  General  Motors   Acceptance   Corporation   and
Subsidiaries (GMAC) filings with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
     GM presents separate  financial  information for the following  businesses:
Automotive, Communications Services, and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

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

   GM's  reportable  operating  segments  within  its  Financing  and  Insurance
Operations business consist of GMAC and Other. The Financing and Insurance Operations' Other segment includes financing entities operating in the U.S., Canada, Brazil, Sweden, and Mexico which are not associated with GMAC.
   The following discussion of GM's reportable operating segments should be read in conjunction with Note 11 to the GM consolidated financial statements.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with generally accepted accounting principles (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the Automotive, Communications Services, and Other Operations' Other segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

RESULTS OF OPERATIONS

   In the second quarter of 2000, GM's consolidated income from continuing operations totaled $1.8 billion or $2.93 per share of GM $1-2/3 par value common stock, which represents an increase of $17 million compared with $1.7 billion or $2.66 per share of GM $1-2/3 par value common stock in the second quarter of 1999. GM's consolidated income from continuing operations for the six months ended June 30, 2000 was $3.5 billion or $5.74 per share of GM $1-2/3 par value common stock, which represents a decrease of $20 million compared with $3.6 billion or $5.33 per share of GM $1-2/3 par value common stock for the six months ended June 30, 1999.
   On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi Automotive Systems Corporation (Delphi) from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) which was completed on May 28, 1999 and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for the second quarter of 1999, including the income from discontinued operations, totaled $1.9 billion or $2.94 per share of GM $1-2/3 par value common stock. GM's net income for the six months ended June 30, 1999, including the income from discontinued operations, totaled $4.0 billion or $5.97 per share of GM $1-2/3 par value common stock. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements.

                       GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                        Three Months Ended June 30,
                                        ---------------------------
                                     2000                         1999
                                     ----                         ----
                                            GM as                       GM as
                                            a % of                      a % of
                          Industry    GM   Industry    Industry    GM  Industry
                          --------   ---   --------    --------   ---  --------
                                           (Units in Thousands)
GMNA
United States
  Cars                     2,450      695    28.4%       2,398     727   30.3%
  Trucks                   2,420      660    27.3%       2,338     669   28.6%
                           -----    -----                -----   -----
  Total United States      4,870    1,355    27.8%       4,736   1,396   29.5%
Canada, Mexico, and Other    718      197    27.4%         686     193   28.1%
                          ------    -----               ------   -----

  Total GMNA               5,588    1,552    27.8%       5,422   1,589   29.3%
  GME                      5,405      522     9.7%       5,359     539   10.1%
  GMLAAM                     898      144    16.0%         792     126   16.0%
  GMAP                     2,954      104     3.5%       2,818     104    3.7%
                          ------    -----               ------   -----
Total Worldwide           14,845    2,322    15.6%      14,391   2,358   16.4%
                          ======    =====               ======   =====

                                         Six Months Ended June 30,
                                        ---------------------------
                                     2000                         1999
                                     ----                         ----
                                            GM as                       GM as
                                            a % of                      a % of
                          Industry    GM   Industry    Industry    GM  Industry
                          --------   ---   --------    --------   ---  --------
                                           (Units in Thousands)
GMNA
United States
  Cars                     4,677    1,339    28.6%       4,406   1,355   30.8%
  Trucks                   4,685    1,299    27.7%       4,361   1,203   27.6%
                           -----    -----                -----   -----
  Total United States      9,362    2,638    28.2%       8,767   2,558   29.2%
Canada, Mexico, and Other  1,314      355    27.0%       1,234     345   28.0%
                           -----    -----                -----   -----

  Total GMNA              10,676    2,993    28.0%      10,001   2,903   29.0%
  GME                     10,952    1,046     9.6%      10,666   1,047    9.8%
  GMLAAM                   1,776      282    15.9%       1,584     252   15.9%
  GMAP                     6,314      221     3.5%       5,965     215    3.6%
                          ------    -----               ------   -----
Total Worldwide           29,718    4,542    15.3%      28,216   4,417   15.7%
                          ======    =====               ======   =====

                              Three Months Ended          Six Months Ended
                                   June 30,                   June 30,
                                   --------                   --------
                               2000        1999          2000          1999
                              ------      ------        ------        ------
                                            (Units in Thousands)
Wholesale Sales
GMNA
  Cars                          806         754         1,537         1,537
  Trucks                        770         783         1,528         1,502
                               ----       -----         -----         -----
    Total GMNA                1,576       1,537         3,065         3,039
                              -----       -----         -----         -----
GME
  Cars                          505         520           965           954
  Trucks                         34          36            73            71
                              -----       -----         -----         -----
    Total GME                   539         556         1,038         1,025
                              -----       -----         -----         -----
GMLAAM
  Cars                          105          93           197           168
  Trucks                         49          43            92            90
                              -----       -----         -----         -----
    Total GMLAAM                154         136           289           258
                              -----       -----         -----         -----
GMAP
  Cars                           42          36            81            75
  Trucks                         53          62           130           116
                              -----       -----         -----         -----
    Total GMAP                   95          98           211           191
                              -----       -----         -----         -----

Total Worldwide               2,364       2,327         4,603         4,513
                              =====       =====         =====         =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA reported income of $1.5 billion and a net margin of 3.7% on net sales and revenues of $39.9 billion for the second quarter of 2000 compared with income of $1.6 billion and a net margin of 4.1% on net sales and revenues of $37.8 billion for the prior year quarter. The decrease in net margin from the prior year quarter was primarily due to an increase in spending for product development activities, unfavorable product mix in Europe and North America, unfavorable currency exchange, and equity losses from Isuzu, partially offset by higher wholesale sales volumes and material cost savings. These factors also contributed to the decrease in income to $3.0 billion and a net margin of 3.8% on net sales and revenues of $78.2 billion for the six months ended June 30, 2000, compared with income of $3.1 billion and a net margin of 4.2% on net sales and revenues of $73.1 billion for the prior year six-month period.
   GMNA reported income of $1.4 billion for the second quarter of 2000 compared with $1.5 billion for the prior year quarter. The decrease in GMNA's second quarter 2000 income was primarily due to an increase in spending for product development activities, as well as unfavorable currency exchange and product mix, partially offset by material cost improvements and higher wholesale sales volumes. Income for the six months ended June 30, 2000 totaled $2.7 billion compared with $2.9 billion for the prior year six-month period. The decrease in income for the first six months of 2000 was primarily due to competitive pricing pressure, labor economics, and an increase in spending for product development activity, partially offset by material cost improvements and higher wholesale sales volumes. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period, was essentially flat for the quarter.
   GME reported income of $166 million for the second quarter of 2000 compared with $187 million for the prior year quarter. The decrease in GME's second quarter 2000 income was primarily due to a decrease in wholesale sales volumes related to the work stoppage in Bochum, Germany, unfavorable product mix, and a shift in volumes within Europe from higher margin markets to lower margin markets. These decreases were partially offset by material cost improvements and structural cost reductions. Income for the six months ended June 30, 2000 totaled $387 million compared with $361 million for the prior year six-month period. The improvement in income for the first six months of 2000 was primarily due to material and structural cost improvements and higher wholesale sales volumes related to the Zafira and Corsa, partially offset by the unfavorable shift in market mix and increased pricing pressures.
   During 1999, the European parliament began consideration of legislation regarding end-of-life vehicles and the responsibility of manufacturers of such vehicles for dismantling and recycling vehicles they have sold. GME is currently assessing the impact of this potential legislation on their results of operations and financial position.
   GMLAAM reported income of $10 million for the second quarter of 2000 compared with a loss of $38 million for the prior year quarter. The increase in GMLAAM's second quarter 2000 earnings compared to second quarter 1999 results was primarily due to higher wholesale sales volumes and nominal price increases, partially offset by increased manufacturing costs in preparation for the start of production of the Celta at the Gravatai Plant in Brazil, as well as increased material and freight costs in Brazil driven by GM do Brasil's and its suppliers' exposure to hard currencies and inflationary factors. These factors, along with equity income improvements from several joint ventures in the region during the first three months of 2000 contributed to the increase in income for the six months ended June 30, 2000 to $11 million compared to a loss of $63 million for the prior year six-month period.
   GMAP reported a loss of $123 million for the second quarter of 2000 compared with a loss of $81 million for the prior year quarter. The increase in GMAP's second quarter 2000 losses compared to second quarter 1999 results was primarily due to increased equity losses at Isuzu resulting from the continued weakening of the Japanese commercial vehicle market, as well as the strengthening of the Japanese Yen, partially offset by continued strong performance in Australia by Holden. Losses for the six months ended June 30, 2000 totaled $116 million compared with losses of $141 million for the prior year six-month period. The decrease in losses for the first six-months of 2000 was primarily due to continued strong performance in Australia by Holden and improved equity earnings at Shanghai GM, partially offset by the increased equity losses at Isuzu.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Hughes' net sales and revenues increased to $2.3 billion and $4.4 billion in the second quarter and first six months of 2000, respectively, compared to $1.8 billion and $3.4 billion for the comparable periods in 1999. The increase in net sales and revenues was primarily attributable to the growth in the DIRECTV businesses due to the addition of approximately 1,063,000 new subscribers in the United States and Latin America since December 31, 1999, and added revenues from the PRIMESTAR By DIRECTV and premium channel services. The PRIMESTAR medium-power direct-to-home and United States Satellite Broadcasting Company, Inc. (USSB) premium channel services businesses were acquired in mid-1999. Also contributing to the increase in net sales and revenues was Hughes Network Systems, which shipped nearly 2 million DIRECTV receiver systems during the first half of 2000 compared to approximately 1 million shipped in the same period in 1999, and the outright sales and sales-type leases of satellite transponders at PanAmSat in 2000. These increases were partially offset by a net decrease in contract sales at Hughes Space and Communications (HSC), the discontinuation of certain narrow band wireless product lines at Hughes Network Systems, and a $155 million pre-tax gain included in the first six months of 1999 related to the settlement of a patent infringement case.
     Hughes had a net loss of $69 million in the second quarter of 2000, compared with a net loss of $98 million in the second quarter of 1999. The 1999 results included a one-time pre-tax charge of $125 million at HSC related to increased development costs and schedule delays on several new product lines. Excluding the one-time charge, Hughes' net loss increased $47 million in the second quarter of 2000 compared to the second quarter of 1999. This change resulted from increased subscriber acquisition costs to support the increased subscriber growth at the Direct-To-Home businesses and increased depreciation and amortization expense that resulted from the 1999 acquisitions of PRIMESTAR, USSB, and Galaxy Brasil, Ltda. (GLB), partially offset by the profit from the sales-type lease transactions at PanAmSat. Hughes' net loss was $151 million for the first six months of 2000, compared with a net loss of $25 million for the same period in 1999. The increase in net loss for the first six months of 2000 was primarily due to increased subscriber acquisition costs at the Direct-To-home businesses and an increase in depreciation and amortization expense due to the acquisitions discussed above and the launch of new satellites since the second quarter of 1999. These increases in net loss were partially offset by an increase in Hughes' income tax benefit related to both the write-off of Hughes' historical investments in DIRECTV Japan and increased operating losses in 2000. The net loss for the first six months of 1999 included the $155 million pre-tax gain discussed above, partially offset by a pre-tax charge of $92 million resulting from the termination of a satellite systems contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. and the $125 million pre-tax charge at HSC discussed above.

GMAC Financial Review

   GMAC's revenue totaled $5.8 billion and $11.4 billion in the second quarter and first six months of 2000, respectively, compared to $4.9 billion and $9.7 billion for the comparable periods in 1999. The increase in revenue was mainly due to higher average retail, wholesale, operating lease, and other loan receivables balances which resulted primarily from strong GM sales levels and GM-sponsored special financing programs. In addition, revenue increased due to increases in mortgage servicing, processing, and investment fees. Other income increased due to a number of acquisitions, the most significant one being the acquisition of the asset-based lending and factoring business unit of The Bank of New York in July 1999.
   GMAC earned consolidated net income of $395 million, up from $391 million earned in the second quarter of 1999. Net income for the first six months of 2000 was $792 million, up 1% from the $783 million reported in the same period a year ago. The increase was primarily due to the continued growth in assets from automotive and other financing operations and higher investment and other income from insurance operations, partially offset by recent increases in borrowing costs and a slowdown in mortgage volumes due to rising interest rates.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at June 30, 2000 totaled $13.3 billion compared with $14.4 billion at December 31, 1999 and $16.7 billion at June 30, 1999. The decrease from December 31, 1999 is primarily due to GM's purchase of 20% of Fuji Heavy Industries Ltd., and a $1.0 billion cash equity injection in GMAC. The total VEBA assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability were $6.9 billion at June 30, 2000, compared to $6.3 billion at December 31, 1999 and $4.6 billion at June 30, 1999. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $(738) million at June 30, 2000, compared with $2.0 billion at December 31, 1999 and $5.4 billion at June 30, 1999.
   Long-term debt was $8.5 billion at June 30, 2000, compared to $7.4 billion at December 31, 1999 and $7.4 billion at June 30, 1999. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 35.4% at June 30, 2000, compared to 43.7% at December 31, 1999 and 55.9% at June 30, 1999. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 41.6% at June 30, 2000, compared to 49.6% at December 31, 1999 and 58.6% at June 30, 1999.

Financing and Insurance Operations
----------------------------------

   At June 30, 2000, GMAC owned assets and serviced automotive receivables totaling $173.3 billion, $11.0 billion above December 31, 1999. The increase from year-end was principally the result of higher commercial and other loan receivables, serviced retail loan receivables, other assets, serviced wholesale loan receivables, operating lease assets, and due and deferred from receivable sales. These increases were partially offset by a decline in real estate mortgages held for sale.
   Automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $104.5 billion at June 30, 2000, $7.6 billion above December 31, 1999 levels. This increase was primarily a result of a $3.1 billion increase in commercial and other loan receivables, a $2.7 billion increase in serviced retail loan receivables, and a $1.9 billion increase in serviced wholesale loan receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes, as well as continued growth at GMAC Commercial Credit LLC. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail loan receivables. The increase in serviced wholesale loan receivables over year-end was a result of an overall increase in the number of units financed in the industry and higher penetration levels.
   As of June 30, 2000, GMAC's total borrowings were $126.7 billion, compared with $121.2 billion at December 31, 1999. The increased borrowings since December 31,1999 were used to fund increased asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at June 30, 2000 was 9.6:1, compared to 10.9:1 at December 31, 1999. The decline was due to capital contributions from GM totaling $1.5 billion during the first quarter of 2000 and an increase of $792 million in retained earnings in the first six months of 2000.

Book Value Per Share

   Book value per share of GM $1-2/3 par value common stock was $38.44 at June 30, 2000, compared with $27.02 at December 31, 1999 and $20.02 at June 30, 1999.
Book value per share of GM Class H common stock was $7.69 at June 30, 2000, compared with $5.40 at December 31, 1999 and $4.00 at June 30, 1999. Book value per share was determined based on the liquidation rights of the various classes of common stock, adjusted to reflect the GM Class H common stock split.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the GM Board. GM's four-quarter rolling-average RONA for continuing operations, excluding Hughes, was 13.1% as of June 30, 2000.


                                     - 19 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOWS

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Net cash provided by operating activities was $6.3 billion during the six months ended June 30, 2000 compared with $12.8 billion for the prior year period. The decrease in net cash provided by operating activities during the first six months of 2000 was primarily the result of decreases in operating liabilities. These decreases were primarily related to an extension of payment terms in the first quarter of 1999 and decreases in accrued and other liabilities in the first quarter of 2000.
   Net cash used in investing activities amounted to $6.4 billion during the six months ended June 30, 2000 compared with $9.4 billion in the prior year period. The decrease in net cash used in investing activities during the first six months of 2000 was primarily attributable to decreased cash used for investments in companies and investments in marketable securities and operating leases, partially offset by a $1.0 billion cash equity injection in GMAC.
   Net cash used in financing activities was $224 million during the next six months ended June 30, 2000 compared with $832 million in the prior year period. The decrease in cash used for financing activities during the first six months of 2000 was primarily due to reduced stock repurchases as a result of the Corporation completing its $4.0 billion stock repurchase program in 1999, and increases in loans payable, partially offset by the impact of the issuance of $1.5 billion of preference stock to America Online in 1999.

Financing and Insurance Operations
----------------------------------

   Net cash provided by operating activities totaled $3.3 billion and $8.5 billion during the six months ended June 30, 2000 and 1999, respectively. The reduction in operating cash flow was primarily the result of a reduction in the proceeds from sales of mortgage loans and securities held for trading and an increase in miscellaneous assets, partially offset by a decrease in the origination/purchases of mortgage loans.
   Net cash used for investing activities during the six months ended June 30, 2000 totaled $10.8 billion, a $2.2 billion increase compared to the same period last year. Net cash used increased primarily as a result of net increases in acquisitions of finance receivables, partially offset by increased proceeds from sales of finance receivables.
   Net cash provided by financing activities during the six months ended June 30, 2000 totaled $7.6 billion, compared with cash provided of $2.3 billion during the comparable 1999 period. The change was primarily the result of increases in short-term loans payable and a $1.0 billion cash equity injection from Automotive, Communications Services, and Other Operations, partially offset by a net decrease in long-term debt.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its GM $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 2, 2000, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid June 10, 2000, to holders of record as of May 12, 2000. The GM Board also declared a quarterly dividend on the Series G Depositary Shares of $0.57 per share, paid August 1, 2000, to holders of record on July 3, 2000. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses. A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid August 1, 2000, to the holder of record on July 3, 2000.

Employment and Payrolls

Worldwide employment at June 30, (in thousands)   2000        1999
                                                  ----        ----

  GMNA                                            218         226
  GME                                              90          83
  GMLAAM                                           24          22
  GMAP                                             11          10
  GMAC                                             27          26
  Hughes                                           18          18
  Other                                            13          12
                                                 ----        ----
    Total employees                               401         397
                                                  ===         ===

                                      Three Months Ended    Six Months Ended
                                           June 30,             June 30,
                                           --------             --------
                                        2000      1999      2000        1999
                                        ----      ----      ----        ----

Worldwide payrolls - (in billions)      $5.8      $5.6     $11.4       $11.0
                                         ===       ===      ====        ====

                                     - 20 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

New Accounting Standard

   In  June  1999,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an Amendment of FASB Statement No. 133. This statement defers, for one year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred depending on the use of the derivative and whether or not it qualifies as a hedge.
   In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No.
133. This statement amends issues in SFAS No. 133 to ease implementation difficulties. The amendment includes permitting normal purchases and sales exceptions to be applied to contracts that meet certain net settlement provisions, redefining the risks that can be identified as the hedged risk, allowing a recognized foreign-currency-denominated asset or liability to be the hedged item in a fair value or cash flow hedge, and allowing certain intercompany derivatives to be designated as hedging instruments.
   GM will adopt SFAS No. 133 by January 1, 2001, as required. Management is currently assessing the impact of this statement on GM's results of operations and financial position.


                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 2000 or subsequent thereto, but before the filing of this report are summarized below:


Other Matters

   Hughes Communications Galaxy, Inc. (HCGI) filed a lawsuit on March 22, 1991, against the U.S. Government based upon National Aeronautics and Space Administration's (NASA) breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's Motion for Summary Judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered for HCGI in the amount of $103 million. Both Hughes and the U.S. Government have the ability to appeal the final judgement. On July 13, 2000, HCGI filed its Notice to Appeal the Judgment to the U.S. Court of Appeals for the Federal Circuit. HCGI is appealing for a greater amount than was awarded. While we cannot be certain, we anticipate the appeal process to take one to two years. We have not established any contingent gain for this award.

                                      * * *

   With respect to the previously reported action against DIRECTV filed by General Electric Capital Corporation (GECC), a trial commenced on June 12, 2000. GECC presented evidence to the jury of damages of $157 million; DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in GECC's favor in the amount of $133 million. GECC may also seek attorneys' fees and penalty interest under Connecticut statute. Hughes and DIRECTV will appeal. GM does not believe that the litigation will ultimately have a material adverse impact on Hughes' results of operations or financial position.

                                      * * *

Environmental Matters

   On June 16, 2000 the Michigan Department of Environmental Quality (MDEQ) proposed a settlement payment in excess of $100,000 for alleged violations of Federal and State air regulations at the Powertrain Saginaw Metal Casting Operations plant in Saginaw, Michigan. The alleged violations involved the lack of proper approvals and are not related to any degradation of the environment. GM is pursuing settlement discussions with MDEQ.

                                      * * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 2000, or subsequent thereto, but before the filing of this report are summarized below:

   It was previously reported that in August, 1996, the California Air Resources Board (CARB) ordered General Motors to recall about 11,500 1992 MY "S" Trucks. The CARB claimed that the engines in these trucks, known by their emissions engine family designator as N3G4.3TBXEB2, exceeded the applicable new motor vehicle emissions standard for oxides of nitrogen (Nox). In addition to the ordered recall, the CARB threatened civil penalties up to $57 million. General Motors believed that it had valid defenses to all CARB's claims and had requested and been granted an administrative review of the penalties and recall order. General Motors' defenses included the failure of CARB's outside contractor test laboratory to comply with the Federal Test Procedure used to identify non-compliant engine families. On May 22, 2000, General Motors received a letter from CARB advising that the CARB "is withdrawing the recall order for engine family N3G4.3TBXEB2, ... based on our determination that discrepancies in the vehicle procurement process preclude reliance on the test data that is the basis for the subject recall." This successfully concluded this matter.



                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 6, 2000.

      At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       2000 General Motors Annual Meeting
                              Final Voting Results
                          (All classes of common stock)

Proposal                                                 Voting Results
--------                                                 --------------
                                                      Votes*       Percent**
                                                     -------       ---------
Item No. 1
      Nomination and Election of Directors

      The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.

         Percy N. Barnevik             For          473,514,221       97.4%
                                       Withheld      12,500,265        2.6
         John H. Bryan                 For          473,387,247       97.4
                                       Withheld      12,627,239        2.6
         Thomas E. Everhart            For          474,999,970       97.7
                                       Withheld      11,014,516        2.3
         George M. C. Fisher           For          473,615,611       97.4
                                       Withheld      12,398,875        2.6
         Nobuyuki Idei                 For          475,005,214       97.7
                                       Withheld      11,009,272        2.3
         Karen Katen                   For          475,151,878       97.8
                                       Withheld      10,862,608        2.2
         J. Willard Marriott, Jr.      For          473,376,434       97.4
                                       Withheld      12,638,052        2.6
         Harry J. Pearce               For          475,148,318       97.8
                                       Withheld      10,866,168        2.2
         Eckhard Pfeiffer              For          473,303,101       97.4
                                       Withheld      12,711,385        2.6
         John F. Smith, Jr.            For          475,126,468       97.8
                                       Withheld      10,888,018        2.2
         G. Richard Wagoner, Jr.       For          475,186,444       97.8
                                       Withheld      10,828,042        2.2
         Lloyd D. Ward                 For          475,088,501       97.8
                                       Withheld      10,925,985        2.2
         Dennis Weatherstone           For          475,068,161       97.7
                                       Withheld      10,946,325        2.3


Item No. 2
      A  proposal  of the  Board       For          480,516,944       98.9%
      of Directors that the            Against        2,113,785        0.4
      stockholders  ratify  the        Abstain        3,383,757        0.7
      selection  of  Deloitte &
      Touche LLP as independent
      public accountants for the
      year 2000.

Item No. 3
      A Board of Directors proposal    For (a)      370,113,613       59.9%
      for approval of amendment        Against (a)  111,390,614       18.0
      to the Certificate of            Abstain (a)    4,511,259        0.7
      Incorporation
      of General Motors Corporation    For (b)       53,963,209       65.0%
      to increase the number of        Against (b)    8,679,958       10.4
      authorized shares of Class H     Abstain (b)      125,336        0.1
      Common Stock of the Corporation
      from 600,000,000 shares to
      3,600,000,000 shares.#

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - concluded

Proposal                                                   Voting Results
--------                                                   --------------
                                                        Votes*       Percent**
                                                       -------       ---------

Item No. 4
      A stockholder proposal that the  For           33,925,920         8.6%
      Board of Directors take          Against      353,040,746        89.3
      necesary steps to identify by    Abstain        8,474,837         2.1
      name and corporate title those
      executive officers who are
      contractually entitled to
      receive in excess of $250,000
      annually.

Item No. 5
      A stockholder proposal to limit  For           28,124,503         7.1%
      the director compensation based  Against      358,405,204        90.6
      on GM market share growth.       Abstain        8,910,326         2.3

Item No. 6
      A stockholder proposal to have   For           26,541,991         6.7%
      the Board nominate at least two  Against      358,601,282        90.7
      candidates for each Board        Abstain       10,296,762         2.6
      position.

Item No. 7
      A stockholder proposal to adopt  For           87,953,572        22.2%
      a cumulative voting policy.      Against      287,744,153        72.8
                                       Abstain       19,742,304         5.0

Item No. 8
      A stockholder proposal to have   For           77,349,626        19.6%
      independent directors on key     Against      308,613,123        78.0
      board committees.                Abstain        9,477,280         2.4

Item No. 9
      A stockholder proposal that      For           49,903,173        12.6%
      GM's spin-off companies retain   Against      335,974,209        85.0
      GM's good corporate governance   Abstain        9,562,647         2.4
      standards.

* Numbers represent the aggregate voting power of all votes cast as of June 6, 2000 with holders of GM $1-2/3 par value common stock casting one vote per share and holders of GM Class H common stock casting 0.6 vote per share, which represents the applicable voting power prior to the three-for-one stock split of the GM Class H common stock in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000.

** Percentages represent the aggregate voting power of both classes of GM common stock cast for each item, except Item No. 3 [see (a) and (b) below].

# Adoption required approval by the holders of a majority of both classes of GM common stock voting together as a single class and the holders of GM Class H common stock voting separately as a single class.

(a)On the basis of percentage of outstanding shares; holders of both classes of GM common stock voting together as a single class.

(b)On the basis of percentage of outstanding shares; holders of GM Class H common stock voting separately as a single class.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            26

27    Financial Data Schedule (Unaudited)
        (for Securities and Exchange Commission information only)


(b)  REPORTS ON FORM 8-K.

   Ten reports on Form 8-K, dated March 13, 2000 (filed April 19, 2000), April 13, 2000 (amendment filed April 18, 2000), April 27, 2000, May 2, 2000, May 4,
2000, May 9, 2000 (2 - exact duplicate), June 6, 2000, and June 12, 2000 were filed during the quarter ended June 30, 2000 reporting matters under Item 5, Other Events and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         GENERAL MOTORS CORPORATION
                                         --------------------------
                                                (Registrant)



Date August 14, 2000                  /s/Peter R. Bible
--------------------                   -----------------

                                      (Peter R. Bible, Chief Accounting Officer)