Form 10-Q
period 2000-09-30
GENERAL MOTORS CORP
filed 2000-11-13
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended September 30, 2000


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

         As of September 30, 2000, there were outstanding 564,950,948 shares of the issuer's $1-2/3 par value common stock and 874,604,340 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and Nine
            Months Ended September 30, 2000 and 1999                     3

           Consolidated Balance Sheets as of September 30, 2000,
            December 31, 1999, and September 30, 1999                    5

           Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2000 and 1999                6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                        15

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            22

   Item 6. Exhibits and Reports on Form 8-K                             23

Signature                                                               23


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             24

Exhibit 27 Financial Data Schedule (Unaudited)
           (for Securities and Exchange Commission information only)

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                   2000       1999         2000      1999
                                   ----       ----         ----      ----
                                 (Dollars in Millions Except Per Share Amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues      $42,690   $42,794      $138,291  $130,296
                                   ------    ------       -------   -------
Cost of sales and other expenses
  (Note 4)                         33,678    34,555       108,888   104,261
Selling, general, and
  administrative expenses           5,266     4,736        15,604    13,169
Interest expense                    2,480     1,985         7,066     5,624
                                  -------   -------     --------- ---------
  Total costs and expenses         41,424    41,276       131,558   123,054
                                   ------    ------       -------   -------
Income from continuing operations
   before income taxes and
   minority interests               1,266     1,518         6,733     7,242
Income tax expense                    436       553         2,148     2,538
Equity income/(loss) and
   minority interests                  (1)      (88)         (222)     (273)
                                    -----     -----        ------    ------
Income from continuing operations     829       877         4,363     4,431
Income from discontinued operations
  (Note 2)                              -         -             -       426
                                    -----     -----        ------    ------
  Net income                          829       877         4,363     4,857
Dividends on preference stocks        (27)      (28)          (83)      (51)
                                     ----      ----        ------    ------
  Earnings attributable to
    common stocks                    $802      $849        $4,280    $4,806
                                      ===       ===         =====     =====

Basic earnings (losses) per share
  attributable to
  common stocks (Note 8)
$1-2/3 par value
  Continuing operations             $1.57     $1.35         $7.51     $6.79
  Discontinued operations (Note 2)      -         -             -      0.66
                                     ----      ----          ----      ----
Earnings per share attributable
  to $1-2/3 par value               $1.57     $1.35         $7.51     $7.45
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.09)   $(0.04)       $(0.23)   $(0.06)
                                     ====      ====          ====      ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 8)
$1-2/3 par value
  Continuing operations             $1.55     $1.33         $7.37     $6.67
  Discontinued operations (Note 2)      -         -             -      0.65
                                     ----      ----          ----      ----
Earnings per share attributable
  to $1-2/3 par value               $1.55     $1.33         $7.37     $7.32
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.09)   $(0.04)       $(0.23)   $(0.06)
                                     ====      ====          ====      ====



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                   2000       1999         2000      1999
                                   ----       ----         ----      ----
                                            (Dollars in Millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues      $36,602   $37,546      $120,667  $115,186
                                   ------    ------       -------   -------
Cost of sales and other expenses
  (Note 4)                         31,827    32,894       103,408    99,404
Selling, general, and
  administrative expenses           3,765     3,486        11,304     9,648
                                  -------   -------      --------  --------
  Total costs and expenses         35,592    36,380       114,712   109,052
                                   ------    ------       -------   -------
Interest expense                      210       223           648       597
Net expense from transactions with
  Financing and Insurance Operations  197        85           508       245
                                      ---      ----         -----     -----
Income from continuing
  operations before income
  taxes and minority interests        603       858         4,799     5,292
Income tax expense                    193       291         1,433     1,799
Equity income/(loss) and
  minority interests                   13       (80)         (207)     (250)
                                     ----      ----         -----     -----
Income from continuing operations     423       487         3,159     3,243
Income from discontinued operations
  (Note 2)                              -         -             -       426
                                     ----      ----         -----     -----
  Net income - Automotive,
    Communications Services,
    and Other Operations             $423      $487        $3,159    $3,669
                                      ===       ===         =====     =====


                                  Three Months Ended       Nine Months Ended
                                     September 30,           September 30,
                                  ------------------       -----------------
                                   2000       1999         2000      1999
                                   ----       ----         ----      ----
                                            (Dollars in Millions)

FINANCING AND INSURANCE OPERATIONS

Total revenues                     $6,088    $5,248       $17,624   $15,110
                                    -----     -----        ------    ------

Interest expense                    2,270     1,762         6,418     5,027
Depreciation and amortization
  expense                           1,474     1,371         4,480     3,918
Operating and other expenses        1,450     1,216         4,147     3,429
Provision for financing and
  insurance losses                    428       324         1,153     1,031
                                    -----     -----        ------    ------
  Total costs and expenses          5,622     4,673        16,198    13,405
                                    -----     -----        ------    ------
Net income from transactions with
  Automotive, Communications
  Services, and Other Operations      197        85           508       245
                                      ---      ----          ----     -----
Income before income taxes
  and minority interests              663       660         1,934     1,950
Income tax expense                    243       262           715       739
Equity income/(loss) and
  minority interests                  (14)       (8)          (15)      (23)
                                      ---       ---           ---     -----
  Net income - Financing and
    Insurance Operations             $406      $390        $1,204    $1,188
                                      ===       ===         =====     =====




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                            Sept. 30,              Sept. 30,
                                               2000    Dec. 31,      1999
                                          (Unaudited)    1999    (Unaudited)
                                           ---------     ----     ---------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES     (Dollars in Millions)
                    ASSETS
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                      $9,351    $9,730      $12,056
Marketable securities                           1,176     1,698        1,666
                                              -------   -------      -------
  Total cash and marketable securities         10,527    11,428       13,722
Accounts and notes receivable
  (less allowances)                             5,975     5,093        5,480
Inventories (less allowances) (Note 3)         11,300    10,638       10,603
Equipment on operating leases
  (less accumulated depreciation)               5,980     5,744        6,244
Deferred income taxes and other current assets  9,489     9,006        7,494
                                              -------   -------      -------
  Total current assets                         43,271    41,909       43,543
Equity in net assets of
  nonconsolidated associates                    3,301     1,711        1,642
Property - net                                 34,036    32,779       31,761
Intangible assets - net                         8,651     8,527       12,338
Deferred income taxes                          13,202    15,277       17,139
Other assets                                   33,015    25,358       13,894
                                              -------   -------      -------
  Total Automotive, Comm. Serv., and
    Other Operations assets                   135,476   125,561      120,317
Financing and Insurance Operations
Cash and cash equivalents                         912       712          328
Investments in securities                       9,309     9,110        8,937
Finance receivables - net                      87,534    80,627       76,449
Investment in leases and other receivables     37,551    36,407       35,837
Other assets                                   24,864    21,312       20,589
Net receivable from Automotive,
  Comm. Serv., and Other Operations             1,599     1,001          369
                                              -------   -------      -------
  Total Financing and Insurance
    Operations assets                         161,769   149,169      142,509
                                              -------   -------      -------
Total assets                                 $297,245  $274,730     $262,826
                                             ========  ========     ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)          $18,190   $17,254      $16,323
Loans payable                                   3,321     1,991          695
Accrued expenses                               31,997    32,854       32,803
Net payable to Financing and
  Insurance Operations                          1,599     1,001          369
                                               ------    ------       ------
  Total current liabilities                    55,107    53,100       50,190
Long-term debt                                  8,245     7,415        7,880
Postretirement benefits other than pensions    34,376    34,166       34,455
Pensions                                        3,226     3,339        3,179
Other liabilities and deferred income taxes    16,088    17,426       18,170
                                              -------   -------      -------
  Total Automotive, Communications Services,
    and Other Operations liabilities          117,042   115,446      113,874
Financing and Insurance Operations
Accounts payable                                5,316     4,262        4,587
Debt                                          129,325   122,282      115,329
Other liabilities and deferred income taxes    13,238    11,282       11,607
                                              -------   -------      -------
  Total Financing and Insurance
    Operations liabilities                    147,879   137,826      131,523
Minority interests                                670       596          635
General Motors - obligated mandatorily
  redeemable preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of General Motors (Note 5)
    Series D                                        -        79           79
    Series G                                      139       139          140
Stockholders' equity
$1-2/3 par value common stock
  (issued, 565,371,465; 619,412,233
  and 642,050,210 shares) (Notes 6 and 8)         943     1,033        1,071
Class H common stock (issued, 874,807,080;
  411,345,561 and 405,587,898 shares)
  (Notes 6 and 8)                                  87        14           14
Capital surplus (principally additional
   paid-in capital)                            21,818    13,794       15,282
Retained earnings                              10,335     6,961        5,573
                                               ------   -------      -------
    Subtotal                                   33,183    21,802       21,940
Accumulated foreign currency translation
  adjustments                                  (2,480)   (2,033)      (1,969)
Net unrealized gains on securities                933       996          631
Minimum pension liability adjustment             (121)     (121)      (4,027)
                                               ------    ------        -----
    Accumulated other comprehensive loss       (1,668)   (1,158)      (5,365)
                                               ------   -------      -------
      Total stockholders' equity               31,515    20,644       16,575
                                              -------   -------      -------
Total liabilities and stockholders' equity   $297,245  $274,730     $262,826
                                             ========  ========     ========

Reference should be made to the notes to consolidated financial statements.

                                      - 5 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Nine Months Ended September 30,
                                          -------------------------------------------------------
                                                     2000                         1999
                                          -------------------------     -------------------------
                                          Automotive,     Financing     Automotive,     Financing
                                          Comm.Serv.         and        Comm.Serv.         and
                                           and Other      Insurance      and Other      Insurance
                                           ---------      ---------      ---------      ---------
                                                            (Dollars in Millions)
Net cash provided by operating activities    $9,066         $4,746       $15,372          $9,883

Cash flows from investing activities
Expenditures for property                    (6,314)          (335)       (4,721)           (204)
Investments in marketable securities
  - acquisitions                             (2,425)       (18,198)       (3,481)        (16,089)
Investments in marketable securities
  - liquidations                              2,947         17,998         2,217          15,489
Mortgage servicing rights - acquisitions          -           (698)            -          (1,199)
Mortgage servicing rights - liquidations          -              -             -              34
Finance receivables - acquisitions                -       (140,295)            -        (139,165)
Finance receivables - liquidations                -         88,560             -         100,692
Proceeds from sales of finance receivables        -         43,407             -          35,120
Operating leases - acquisitions              (5,342)       (12,147)       (6,175)        (13,948)
Operating leases - liquidations               4,615          7,313         4,279           7,104
Investments in companies, net of
  cash acquired (Note 9)                     (3,911)             -        (2,885)         (2,120)
Net investing activity with Financing and
  Insurance Operations                         (998)             -            75               -
Other                                          (558)           356          (831)            677
                                             ------         ------        ------          ------
Net cash used in investing activities       (11,986)       (14,039)      (11,522)        (13,609)
                                             ------         ------        ------          ------

Cash flows from financing activities
Net increase (decrease) in loans payable      1,255          1,121          (551)         (7,601)
Long-term debt-borrowings                     4,130         19,450         5,414          21,672
Long-term debt-repayments                    (4,213)       (11,482)       (4,632)        (10,536)
Net financing activity with Automotive,
  Communications Services,
  and Other Operations                            -            998             -             (75)
Repurchases of common and preference stocks    (652)             -        (2,149)              -
Proceeds from issuing common and
  preference stocks                           2,778              -         1,905               -
Cash dividends paid to stockholders            (989)             -        (1,023)              -
                                              -----         ------         -----           -----
Net cash provided by (used in)
  financing activities                        2,309         10,087        (1,036)          3,460
                                              -----         ------         -----           -----

Effect of exchange rate changes on cash
  and cash equivalents                         (365)             3          (167)              1
Net transactions with Automotive/
  Financing Operations                          597           (597)         (447)            447
                                                ---            ---         -----             ---
Net cash (used in) provided by
  continuing operations                        (379)           200         2,200             182
Net cash provided by discontinued
  operations (Note 2)                             -              -           128               -
                                                ---            ---         -----             ---
Net (decrease) increase in cash and
  cash equivalents                             (379)           200         2,328             182
Cash and cash equivalents at beginning
  of the period                               9,730            712         9,728             146
                                              -----            ---        ------             ---
Cash and cash equivalents at end
  of the period                              $9,351           $912       $12,056            $328
                                              =====            ===        ======             ===



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

Note 2.  Discontinued Operations

   On February 5, 1999, Delphi Automotive Systems Corporation (Delphi) completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999, GM distributed to holders of its $1-2/3 par value common stock 80.1% of the outstanding shares of Delphi, which resulted in 0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares (around 12.4 million shares), to a Voluntary Employee Beneficiary Association
(VEBA) trust established by GM to fund benefits to its hourly retirees.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for all periods presented.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $12.5 billion for the nine months ended September 30, 1999. Income from Delphi discontinued operations of $426 million for the nine months ended September 30, 1999 is reported net of income tax expense of $314 million.

Note 3.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (in millions):
                                               Sept. 30,   Dec. 31,  Sept. 30,
                                                  2000       1999       1999
                                               ----------  --------- ----------

Productive material, work in process,
  and supplies                                 $6,121     $5,505     $5,858
Finished product, service parts, etc.           7,062      7,023      6,647
                                               ------     ------    -------
  Total inventories at FIFO                    13,183     12,528     12,505
   Less LIFO allowance                          1,883      1,890      1,902
                                              -------    -------    -------
     Total inventories (less allowances)      $11,300    $10,638    $10,603
                                               ======     ======     ======













                                      - 7 -
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 4.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (in millions):


                                      Three Months Ended     Nine Months Ended
                                           September 30,       September 30,
                                      ------------------     -----------------
                                      2000        1999           2000   1999
                                      ----        ----           ----   ----

  Depreciation                      $1,002      $1,004      $2,964    $3,075
  Amortization of special tools        537         635       1,852     1,889
   Amortization of intangible assets    57          78         209       157
                                    ------      ------      ------    ------
     Total                          $1,596      $1,717      $5,025    $5,121
                                     =====       =====       =====     =====

Note 5.  Preferred Securities of Subsidiary Trusts

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

----------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 6.  Capital Stock Transactions

   As part of GM's previously announced plans for a broad restructuring of its economic interest in Hughes, during the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to its U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee-benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30%, and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to approximately 70%, on a fully diluted basis.
   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All per share amounts and numbers of shares for all periods presented, as well as GM Class H common stock and capital surplus as of June 30, 2000, were adjusted to reflect the stock split. Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock remained at one vote per share and one liquidation unit per share.
   During the nine months ended September 30, 2000, GM used $310 million to acquire approximately 5 million shares of GM $1-2/3 par value common stock under the Corporation's $1.4 billion stock repurchase program announced in March, 2000. GM also used approximately $97 million and $6 million to repurchase shares of GM $1-2/3 par value common stock and GM Class H common stock for certain employee benefit plans, respectively, during the nine months ended September 30, 2000.

Note 7.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):

                                      Three Months Ended     Nine Months Ended
                                           September 30,       September 30,
                                      ------------------     -----------------
                                      2000        1999       2000       1999
                                      ----        ----       ----       ----

Net income                            $829        $877      $4,363    $4,857
Other comprehensive (loss)/income     (171)         88        (510)      332
                                       ---        ----      ------     -----
     Total                            $658        $965      $3,853    $5,189
                                       ===         ===       =====     =====

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

                                      Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                      ------------------     -----------------
                                      2000        1999       2000         1999
                                      ----        ----       ----         ----
Earnings (losses) attributable to
  common stocks
  $1-2/3 par value
    Continuing operations             $878        $866      $4,424      $4,400
    Discontinued operations              -           -           -         426
                                     -----       -----   ---------      ------
  Earnings attributable to
    $1-2/3 par value                  $878        $866      $4,424      $4,826
  (Losses) attributable to Class H    $(76)       $(17)      $(144)       $(20)

   Earnings attributable to $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (Loss) (ASCNI) of Hughes for the respective period.
   Losses attributable to GM Class H common stock for the three and nine months ended September 30, 2000 and 1999, represent the ASCNI of Hughes. Losses used for computation of the ASCNI of Hughes are based on the separate consolidated net income (loss) of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company (HAC) which remains after the spin-off of Hughes Defense, reduced by the amount of dividends accrued on the Hughes Series A Preferred Stock (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding during the three and nine months ended September 30, 2000 and 1999 (874 million and 405 million for the third quarters of 2000 and 1999, respectively, and 618 million and 363 million for the nine month periods ended September 30, 2000 and 1999, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock, which if issued and outstanding would represent a 100% interest in the earnings of Hughes (Average Class H dividend base). The Average Class H dividend base was 1.3 billion for the third quarters of 2000 and 1999, and 1.3 billion and 1.2 billion for the nine month periods ended September 30, 2000 and 1999, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)

   The reconciliation of the amounts used in the basic and diluted EPS computations for income from continuing operations was as follows (in millions except per share amounts):



                                        $1-2/3 Par Value Common Stock         Class H Common Stock
                                       -------------------------------    ----------------------------
                                                            Per Share                        Per Share
                                        Income     Shares     Amount      ASCNI     Shares     Amount
                                        ------     ------     ------      -----     ------     ------
Three Months Ended September 30, 2000

Income (loss) from continuing operations  $889                             $(60)
Less:Dividends on preference stocks         11                               16
                                          ----                               --
Basic EPS
  Income (loss) from continuing operations
   attributable to common stockholders     878        559      $1.57        (76)       874     $(0.09)
                                                                ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                            -          8                     -          -
                                          ----       ----                   ---        ---
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common stockholders    $878        567      $1.55       $(76)       874     $(0.09)
                                           ===        ===       ====         ==        ===       ====

Three Months Ended September 30, 1999

Income (loss) from continuing operations  $886                              $(9)
Less:Dividends on preference stocks         20                                8
                                           ---                               --
Basic EPS
  Income (loss) from continuing operations
   attributable to common stockholders     866        641      $1.35        (17)       405     $(0.04)
                                                                ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                            -         11                     -          -
                                           ---        ---                    --        ---
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common stockholders    $866        652      $1.33       $(17)       405     $(0.04)
                                           ===        ===       ====         ==        ===       ====

Nine Months Ended September 30, 2000

Income (loss) from continuing
  operations                            $4,472                            $(109)
Less:Dividends on preference stocks         48                               35
                                         -----                              ---
Basic EPS
  Income (loss) from continuing
   operations attributable
   to common stockholders                4,424        589      $7.51       (144)       618     $(0.23)
                                                                ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                              -         11                     -          -
                                         -----        ---                   ---        ---
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common
   stockholders                         $4,424        600      $7.37      $(144)       618     $(0.23)
                                         =====        ===       ====        ===        ===       ====

Nine Months Ended September 30, 1999

Income (loss) from continuing
  operations                            $4,444                             $(13)
Less:Dividends on preference stocks         44                                7
                                         -----                              ---
Basic EPS
  Income (loss) from continuing
   operations attributable
   to common stockholders                4,400        648      $6.79        (20)       363     $(0.06)
                                                                ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                              -         12                     -          -
                                         -----        ---                   ---        ---
Diluted EPS
  Adjusted income (loss) from
   continuing operations
   attributable to common
   stockholders                         $4,400        660      $6.67       $(20)       363     $(0.06)
                                         =====        ===       ====         ==        ===       ====


Version4

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 9.  Acquisitions, Investments, and Divestitures

Acquisitions and Investments
   On January 28, 2000, GM completed the acquisition of the remaining 50% of Saab Automobile AB from Investor A.B. for $125 million. The transaction was accounted for using the purchase method of accounting. The allocation of the purchase price is expected to be finalized in the fourth quarter of 2000.
   On April 12, 2000, GM finalized the previously announced Agreement of Strategic Alliance (the "Alliance Agreement") between GM and Fuji Heavy Industries Ltd. (Fuji) in which GM purchased 157,262,925 newly-issued shares of Fuji's voting common stock, par value 50 yen ((Y)50) per share, for approximately $1.3 billion, an equity interest in Fuji of 20% on a fully diluted basis, at the time of payment. This investment is accounted for using the equity method of accounting and Fuji will remain an independent company with GM as its largest shareholder. This Alliance Agreement will allow GM and Fuji to collaborate in the design, development, and manufacturing of cars, trucks, and related technology.
   On July 24, 2000, GM finalized its previously announced strategic industrial alliance with Fiat S.p.A. (Fiat). As part of this alliance, GM acquired a 20% interest in Fiat Auto Holdings, B.V. (Fiat Auto), a new holding company that controls Fiat's automobile and light-commercial vehicle operations, except for Ferrari and Maserati for $2.4 billion. This investment is accounted for using the cost method of accounting. In addition, Fiat purchased for $2.4 billion approximately 32 million shares of GM $1-2/3 par value common stock, or approximately 5.6% of GM's $1-2/3 par value common stock outstanding as of July 24, 2000.
   In 1999, significant transactions included the merger with United States Satellite Broadcasting Company, Inc. (USSB) and acquisitions of PRIMESTAR, the asset-based lending and factoring business unit of The Bank of New York (BNYFC), and the full-service leasing business of Arriva Automotive Solutions Limited (Arriva).
   The following selected unaudited pro forma information is being provided to present a summary of the combined results of GM, USSB, PRIMESTAR, BNYFC, and Arriva for the nine months ended September 30, 1999 as if the acquisitions had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data presents only significant transactions, is presented for informational purposes only, and may not necessarily reflect the results of operations of GM had these companies operated as part of GM for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges. Pro forma information related to the 2000 transactions would not be material to GM's results of operations, and therefore, is not presented.

   The pro forma information is as follows (in millions except per share amounts):

                                                             Nine Months Ended
                                                            September 30, 1999
                                                            ------------------
Total net sales and revenues                                    $131,623

Income from continuing operations                                 $4,432
Income from discontinued operations                                  426
                                                                   -----
Net income                                                        $4,858
                                                                   =====

Basic earnings (losses) per share attributable to common stocks
$1-2/3 par value common stock
  Continuing operations                                            $6.80
  Discontinued operations                                           0.66
                                                                    ----
  Earnings per share attributable to $1-2/3 par value              $7.46
                                                                    ====
Earnings per share attributable to Class H                        $(0.06)
                                                                    ====

Earnings  (losses) per share  attributable  to common stocks assuming  dilution
$1-2/3 par value common stock
  Continuing operations                                            $6.67
  Discontinued operations                                           0.65
                                                                    ----
  Earnings per share attributable to $1-2/3 par value              $7.32
                                                                    ====
Earnings per share attributable to Class H                        $(0.06)
                                                                    ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 9.  Acquisitions, Investments, and Divestitures (concluded)


Divestitures
     On October 6, 2000, Hughes completed the sale, which was first announced on January 13, 2000, of its satellite systems manufacturing businesses to The Boeing Company (Boeing) for approximately $3.8 billion in cash, which will result in a fourth quarter 2000 after-tax gain in excess of $1.0 billion. The purchase price is subject to adjustment based upon the final closing net assets of the satellite manufacturing businesses compared to a target amount, which could require amounts to be paid to or received from Boeing.
   On March 1, 2000, Hughes announced that the operations of DIRECTV Japan, Hughes' affiliate that provides DIRECTV services in Japan, would be discontinued and that its subscribers would have the opportunity to migrate during 2000 to SkyPerfecTV!, a publicly traded company in Japan that provides direct-to-home satellite broadcast services. In connection with the agreement, Hughes acquired an approximate 6.6% interest in SkyPerfecTV!. As a result of the transaction, in the first quarter of 2000, Hughes wrote off its investment and accrued for the estimated costs to exit the DIRECTV Japan business. The principal components of the accrued exit costs include estimated subscriber migration and termination costs and costs to terminate certain leases, programming agreements, and other long-term contractual commitments. These one-time charges were offset by the estimated fair value of the SkyPerfecTV! interest acquired. The fair value of the SkyPerfecTV! interest recorded was estimated based upon an independent appraisal. The total loss related to DIRECTV Japan for the third quarter of 2000 and the nine months ended September 30, 2000, including Hughes' share of DIRECTV Japan's operating losses was approximately $3 million and $258 million, respectively. The after-tax impact for the same periods was approximately $2 million and $69 million, respectively. DIRECTV Japan ceased broadcasting on September 30, 2000 and is completing the migration of customers to SkyPerfecTV!.

Note 10.  Commitments and Contingent Matters

Commitments
   On September 14, 2000, GM announced that it plans to invest approximately $600 million in Suzuki, which will increase its equity ownership in Suzuki from 10% to 20%, primarily with the issuance of new GM $1-2/3 par value common stock. This transaction is expected to be completed in early 2001.

Contingent Matters
   In Anderson, et al v. General Motors Corporation, a jury in a Los Angeles Superior Court returned a verdict of $4.9 billion against GM in a product liability lawsuit involving a post-collision fuel fed fire in a 1979 Chevrolet Malibu. In post-trial developments, the trial court has reduced the punitive damages from $4.8 billion to $1.1 billion and has entered an order which stays execution of the judgment pending resolution of all appeals by GM and has released the bond GM had posted for the punitive and compensatory damages (the cost of which was not material to the Corporation). GM continues to pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiffs' injuries.
   GM is subject to potential liability under government regulations and various claims and legal actions which are pending or may be asserted against them. Some of the pending actions purport to be class actions. The aggregate ultimate liability of GM under these government regulations and under these claims and actions, was not determinable at September 30, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.
   Refer to Note 9 Contingencies to the Hughes financial statements, included in
Exhibit 99 to this GM Form 10-Q for the period ended September 30, 2000 for information regarding Hughes' contingent matters.

Version4
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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



                                                                                            Total                Other    Total
                                GMNA    GME   GMLAAM  GMAP      GMA     Hughes    Other   Automotive   GMAC    Financing Financing
                               ------  -----  ------  -----    ----     ------    -----   ----------   -----   --------- ---------
                                                                         (in millions)
For the Three Months Ended
  September 30, 2000
Net sales and revenues:
  External customers          $26,566  $5,115  $1,471   $834   $33,986   $2,082       $534    $36,602    $6,067      $21    $6,088
  Intersegment                   (395)    224      53    118         -        6         (6)         -         -        -         -
                               ------   -----   -----    ---    ------    -----        ---     ------     -----     ----     -----
Total net sales and revenues  $26,171  $5,339  $1,524   $952   $33,986   $2,088       $528    $36,602    $6,067      $21    $6,088
                               ======   =====   =====    ===    ======    =====        ===     ======     =====       ==     =====

Interest income (a)              $157    $105      $5     $3      $270      $21      $(153)      $138      $587     $(87)     $500
Interest expense                 $323    $100     $15     $1      $439      $66      $(295)      $210    $2,158     $112    $2,270
Net income (loss)                $728   $(181)    $31   $(10)     $568     $(88)(b)   $(57)      $423      $401       $5      $406

Segment assets                $91,585 $18,596  $4,580 $1,060  $115,821  $20,248 (c)  $(593)  $135,476  $160,254   $1,515  $161,769

For the Three Months Ended
  September 30, 1999
Net sales and revenues:
  External customers          $27,322  $5,793  $1,135   $791   $35,041   $2,003       $502    $37,546    $5,203      $45    $5,248
  Intersegment                   (756)    598      65     93         -       (5)         5          -         -        -         -
                               ------   -----   -----    ---    ------    -----        ---     ------     -----      ---     -----
Total net sales and revenues  $26,566  $6,391  $1,200   $884   $35,041   $1,998       $507    $37,546    $5,203      $45    $5,248
                               ======   =====   =====    ===    ======    =====        ===     ======     =====       ==     =====

Interest income (a)              $231    $115     $11     $2      $359       $2      $(196)      $165      $456     $(76)     $380
Interest expense                 $326     $89     $29     $2      $446      $52      $(275)      $223    $1,667      $95    $1,762
Net income (loss)                $671     $32    $(36)  $(54)     $613     $(30)(b)   $(96)      $487      $393      $(3)     $390

Segment assets                $74,773 $19,764  $3,908 $1,223   $99,668  $18,395 (c) $2,254   $120,317  $142,591     $(82) $142,509


(a)Interest income is included in net sales and revenues from external customers.
(b)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments of  approximately  $5 million for both 2000 and 1999,  related to
   GM's  acquisition  of HAC.  Such  amortization  was  allocated  to GM's Other segment  which is  consistent  with the basis  upon  which the  segments  are evaluated.
(c)The  amount   reported  for  Hughes  excludes  the  unamortized  GM  purchase accounting  adjustments of approximately  $390 million and $411 million,  for
   2000 and  1999,  respectively,  related  to GM's  acquisition  of HAC.  These adjustments were allocated to GM's Other segment which is consistent with the basis upon which the segments are evaluated.









                                     - 13 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)
Note 11.  Segment Reporting (concluded)

                                                                                            Total                Other    Total
                                GMNA    GME   GMLAAM  GMAP      GMA     Hughes    Other   Automotive   GMAC    Financing Financing
                               ------  -----  ------  -----    ----     ------    -----   ----------   -----   --------- ---------
                                                                         (in millions)
For the Nine Months Ended
  September 30, 2000
Net sales and revenues:
  External customers          $87,094 $18,593  $4,142 $2,357  $112,186   $6,440     $2,041   $120,667   $17,443     $181   $17,624
  Intersegment                 (1,110)    722     140    248         -       26        (26)         -         -        -         -
                               ------  ------   -----  -----   -------    -----      -----    -------    ------      ---    ------
Total net sales and revenues  $85,984 $19,315  $4,282 $2,605  $112,186   $6,466     $2,015   $120,667   $17,443     $181   $17,624
                               ======  ======   =====  =====   =======    =====      =====    =======    ======      ===    ======

Interest income (a)              $418    $319     $19     $9      $765      $58      $(367)      $456    $1,609    $(322)   $1,287
Interest expense                 $879    $293     $77     $2    $1,251     $169      $(772)      $648    $6,095     $323    $6,418
Net income (loss)              $3,428    $206     $42  $(126)   $3,550    $(229)(c)  $(162)    $3,159    $1,193      $11    $1,204


For the Nine Months Ended
  September 30, 1999
Net sales and revenues:
  External customers          $83,900 $18,912  $3,278 $2,066  $108,156   $5,402     $1,628   $115,186   $14,931     $179   $15,110
  Intersegment                 (1,107)    757     170    180         -       15        (15)         -         -        -         -
                               ------  ------  ------  -----   -------    -----      -----    -------    ------      ---    ------
         -
----------
Total net sales and revenues  $82,793 $19,669  $3,448 $2,246  $108,156   $5,417     $1,613   $115,186   $14,931     $179   $15,110
                               ======  ======   =====  =====   =======    =====      =====    =======    ======      ===    ======

Interest income (a)              $734    $313     $36     $6    $1,089      $21      $(525)      $585    $1,278    $(170)   $1,108
Interest expense                 $928    $242     $64     $9    $1,243      $71      $(717)      $597    $4,718     $309    $5,027
Net income (loss)              $3,575    $393    $(99) $(195)   $3,674     $(44)(c)    $39 (b) $3,669    $1,176      $12    $1,188



(a)Interest income is included in net sales and revenues from external customers.
(b)The amount for Other includes income from discontinued operations related to
   Delphi of $426 million for the nine months ended September 30, 1999.
(c)The  amount  reported  for  Hughes  excludes   amortization  of  GM  purchase
   accounting  adjustments of approximately  $16 million for both 2000 and 1999, related to GM's  acquisition of HAC. Such  amortization was allocated to GM's
   Other segment which is consistent  with the basis upon which the segments are evaluated.




                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 1999 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the "Corporation" or "GM") 1999 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation and
Subsidiaries (Hughes), and General Motors Acceptance Corporation and Subsidiaries (GMAC) filings with the Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate  financial  information for the following  businesses:
Automotive, Communications Services, and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

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

RESULTS OF OPERATIONS

   In the third quarter of 2000, GM's consolidated income from continuing operations totaled $829 million or $1.55 per share of GM $1-2/3 par value common stock, which represents a decrease of $48 million compared with $877 million or $1.33 per share of GM $1-2/3 par value common stock in the third quarter of 1999. GM's consolidated income from continuing operations for the nine months ended September 30, 2000 was $4.4 billion or $7.37 per share of GM $1-2/3 par value common stock, which represents a decrease of $68 million compared with $4.4 billion or $6.67 per share of GM $1-2/3 par value common stock for the nine months ended September 30, 1999.
   On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi Automotive Systems Corporation (Delphi) from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes) which was completed on May 28, 1999 and, accordingly, the financial results related to Delphi for all periods presented are reported as discontinued operations. GM's net income for the nine months ended September 30, 1999, including the income from discontinued operations, totaled $4.9 billion or $7.32 per share of GM $1-2/3 par value common stock. Additional information regarding the spin-off of Delphi is contained in Note 2 to the GM consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA

                                    Three Months Ended September 30,
                         ------------------------------------------------------
                                   2000                        1999
                         ------------------------     -------------------------
                                         GM as                         GM as
                                         a % of                        a % of
                         Industry  GM    Industry      Industry  GM    Industry
                         --------  ---   --------      --------  ---   --------
                                           (Units in Thousands)
GMNA
United States
  Cars                   2,297     670     29.2%       2,286     675     29.5%
  Trucks                 2,260     579     25.6%       2,210     623     28.2%
                         -----  ------                 -----  ------
  Total United States    4,557   1,249     27.4%       4,496   1,298     28.9%
Canada, Mexico,
  and Other                673     186     27.6%         637     168     26.4%
                         -----  ------                ------  ------

  Total GMNA             5,230   1,435     27.4%       5,133   1,466     28.6%
  GME                    4,640     413      8.9%       4,924     483      9.8%
  GMLAAM                   955     153     16.1%         919     149     16.2%
  GMAP                   3,224     128      4.0%       3,020     121      4.0%
                        ------   -----                ------   -----
Total Worldwide         14,049   2,129     15.2%      13,996   2,219     15.9%
                        ======   =====                ======   =====


                                   Nine Months Ended September 30,
                         -----------------------------------------------------
                                   2000                         1999
                         -------------------------    ------------------------
                                         GM as                         GM as
                                         a % of                        a % of
                         Industry  GM    Industry      Industry  GM    Industry
                         --------  ---   --------      --------  ---   --------
                                           (Units in Thousands)
GMNA
United States
  Cars                   6,974   2,009     28.8%       6,692   2,030     30.3%
  Trucks                 6,942   1,878     27.1%       6,571   1,826     27.8%
                        ------   -----                ------   -----
  Total United States   13,916   3,887     27.9%      13,263   3,856     29.1%
Canada, Mexico,
  and Other              1,989     541     27.2%       1,871     512     27.4%
                        ------   -----                ------  ------

  Total GMNA            15,905   4,428     27.8%      15,134   4,368     28.9%
  GME                   15,544   1,459      9.4%      15,590   1,531      9.8%
  GMLAAM                 2,735     436     15.9%       2,502     401     16.0%
  GMAP                   9,646     349      3.6%       8,994     337      3.7%
                        ------   -----                ------   -----
Total Worldwide         43,830   6,672     15.2%      42,220   6,637     15.7%
                        ======   =====                ======   =====


                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------      ------------------
                                    2000          1999      2000          1999
                                    ------      ------      ------      ------
                                                (Units in Thousands)
Wholesale Sales
GMNA
  Cars                                 703         661       2,240       2,199
  Trucks                               625         680       2,153       2,181
                                     -----       -----       -----       -----
    Total GMNA                       1,328       1,341       4,393       4,380
                                     -----       -----       -----       -----
GME
  Cars                                 367         413       1,332       1,367
  Trucks                                29          33         102         104
                                      ----        ----       -----       -----
    Total GME                          396         446       1,434       1,471
                                       ---         ---       -----       -----
GMLAAM
  Cars                                 131          98         328         266
  Trucks                                50          43         142         133
                                       ---         ---         ---         ---
    Total GMLAAM                       181         141         470         399
                                       ---         ---         ---         ---
GMAP
  Cars                                  49          45         130         121
  Trucks                                85          76         215         191
                                       ---         ---         ---         ---
    Total GMAP                         134         121         345         312
                                       ---         ---         ---         ---

Total Worldwide                      2,039       2,049       6,642       6,562
                                     =====       =====       =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA reported income of $568 million and a net margin of 1.7% on net sales and revenues of $34.0 billion for the third quarter of 2000 compared with income of $613 million and a net margin of 1.7% on net sales and revenues of $35.0 billion for the prior year quarter. The decrease in income from the prior year quarter was primarily due to an increase in spending for product development activities, a decrease in wholesale sales volume, unfavorable product mix in Europe and North America, unfavorable net price and currency exchange, partially offset by material and structural cost savings. These factors were partially offset by an overall increase in wholesale sales volume for the nine months ended September 30, 2000 to contribute to the decrease in income to $3.6 billion and a net margin of 3.2% on net sales and revenues of $112.2 billion compared with income of $3.7 billion and a net margin of 3.4% on net sales and revenues of $108.2 billion for the prior year nine-month period.
   In September 2000, General Motors and the other founding partners of Covisint (DaimlerChrysler Corporation, Ford Motor Company, and Renault/Nissan) received requisite clearances from competition law authorities in the United States and the Republic of Germany to begin operations. Final agreements among the founding partners and their technology partners are being completed. Operations by the original equipment manufacturers and their suppliers are anticipated to begin in the fourth quarter of 2000 or early 2001.
   GMNA reported income of $728 million for the third quarter of 2000 compared with $671 million for the prior year quarter. The increase in GMNA's third quarter 2000 income was primarily due to manufacturing and material cost improvements, as well as improvements related to quality initiatives. These improvements were partially offset by decreased wholesale sales volume, unfavorable product mix largely due to the production ramp-up of two North
American truck assembly plants, and an increase in spending for growth initiatives such as eGM, OnStar, TradeXchange and Order-To-Delivery. Income for the nine months ended September 30, 2000 totaled $3.4 billion compared with $3.6 billion for the prior year nine-month period. The decrease in income for the first nine months of 2000 was primarily due to competitive pricing pressure, labor economics, and an increase in spending for product development activities and growth initiatives, partially offset by material cost improvements. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period, was slightly lower for the quarter at (0.3)%.
   GME reported a loss of $181 million for the third quarter of 2000 compared with income of $32 million for the prior year quarter. The decrease in GME's third quarter 2000 income was primarily due to the start-up of the Corsa, a shift in volume within Europe from higher margin markets to lower margin markets, increased pricing pressures, and a decrease in wholesale sales volume. These factors were partially offset by material cost improvements and structural cost reductions. Income for the nine months ended September 30, 2000 totaled $206 million compared with $393 million for the prior year nine-month period. The decrease in income for the first nine months of 2000 was primarily due to the unfavorable shift in market mix, increased pricing pressures, and the start-up of the Corsa, partially offset by material and structural cost improvements.
   During the third quarter 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. GME is currently assessing the impact of this potential legislation on their results of operations and financial position.
   GMLAAM reported income of $31 million for the third quarter of 2000 compared with a loss of $36 million for the prior year quarter. The increase in GMLAAM's third quarter 2000 earnings compared to third quarter 1999 results was primarily due to higher wholesale sales volume and nominal price increases, partially offset by an increase in material costs due to continuous supplier cost pressures, a deterioration in product mix, and increased manufacturing costs due to increased depreciation, amortization, labor economics, and the start-up of the Celta at the Gravatai Plant in Brazil. The increase in income for the nine months ended September 30, 2000 to $42 million compared to a loss of $99 million for the prior year nine-month period is primarily due to the factors discussed above, partially offset by increased material and freight costs driven by GM do Brasil's and its suppliers' exposure to hard currencies and inflationary factors.
   GMAP reported a loss of $10 million for the third quarter of 2000 compared with a loss of $54 million for the prior year quarter. The decrease in GMAP's third quarter 2000 losses compared to third quarter 1999 results was primarily due to increased equity earnings at Isuzu resulting from material and logistics savings along with lower structural costs, and an increase in volume primarily at Thailand related to the new Zafira and in Australia by Holden. These increases were partially offset by start-up costs in Thailand related to the Zafira and a decrease in equity earnings at Shanghai GM due to lower volume and price pressures in China. Losses for the nine months ended September 30, 2000 totaled $126 million compared with losses of $195 million for the prior year nine-month period. The decrease in losses for the first nine months of 2000 was primarily due to continued strong performance at Holden and improved equity earnings at Shanghai GM, partially offset by the increased equity losses at Isuzu.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review

   Hughes' net sales and revenues increased to $2.1 billion and $6.5 billion in the third quarter and first nine months of 2000, respectively, compared to $2.0 billion and $5.4 billion for the comparable periods in 1999. The increase in net sales and revenues in the third quarter of 2000 compared to the third quarter of 1999 was primarily attributable to the growth in the DIRECTV businesses due to the addition of approximately 1,639,000 net new subscribers in the United States and Latin America since December 31, 1999. This increase was partially offset by a decrease in net sales and revenues at Hughes Network Systems primarily due to lower sales of DIRECTV receiver equipment associated with the completion of the transition of the PRIMESTAR By DIRECTV subscribers to the high-power DIRECTV service. The increase in net sales and revenues for the first nine months of 2000 compared to the first nine months of 1999 was primarily attributable to the growth in the DIRECTV businesses due to the addition of net new subscribers discussed above and added revenues from the PRIMESTAR By DIRECTV and premium channel services. The PRIMESTAR medium-power direct-to-home and United States Satellite Broadcasting Company, Inc. premium channel services were acquired in mid-1999. PanAmSat also contributed to the increase in net sales and revenues due primarily to increased revenues from outright sales and sales-type lease transactions executed during 2000.
   Hughes had a net loss of $88 million in the third quarter of 2000, compared with a net loss of $30 million in the third quarter of 1999. The increased net loss resulted primarily from increased marketing costs to support the increased subscriber growth at the Direct-To-Home businesses. Hughes' net loss was $229 million for the first nine months of 2000, compared with a net loss of $44 million for the same period in 1999. The increased net loss for the first nine months of 2000 was primarily due to higher marketing costs at the Direct-To-Home businesses and an increase in depreciation and amortization expense due to 1999 acquisitions and additions to satellites and property. The increased net loss was partially offset by an increase in Hughes' income tax benefit related to both the write-off of Hughes' historical investments in DIRECTV Japan and increased operating losses in 2000. The net loss for the first nine-months of 1999 included a $155 million pre-tax gain related to the settlement of a patent infringement case, partially offset by a pre-tax charge of $92 million resulting from the termination of a satellite systems contract with Asia-Pacific Mobile Telecommunications Satellite Pte. Ltd. and a $125 million pre-tax charge at Hughes Space and Communications Systems related to increased development costs and schedule delays on several new product lines.
   Due to rapid consolidation in the media and telecommunications industries, GM is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from General Motors. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1-2/3 par value common stock through a structure that maintains the financial strength of General Motors. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals will be satisfied.

GMAC Financial Review

   GMAC's revenue totaled $6.0 billion and $17.4 billion in the third quarter and first nine months of 2000, respectively, compared to $5.2 billion and $14.9 billion for the comparable periods in 1999. The growth was mainly due to higher average retail and other loan receivable balances, which resulted primarily from strong GM sales levels and continued GM-sponsored special financing programs. GMAC's revenue also increased due to an increase in asset earning rates compared to the same periods in 1999.
   GMAC earned record third quarter consolidated net income of $401 million, up from the previous record of $393 million earned in the third quarter of 1999. Net income for the first nine months of 2000 was $1.2 billion, up $17 million from the $1.2 billion reported in the same period a year ago. Higher asset levels were more than offset by the negative impact stemming from the higher level of market interest rates and the corresponding increased cost of funds over the past year. In addition, net income from mortgage operations increased quarter-over-quarter primarily as a result of an increase in mortgage servicing and processing fees due to significant growth in the servicing portfolio over the last twelve months and to the revaluation to fair value of mortgage servicing rights and retained interests in securities. Additionally, investment income increased due to an increase in GMAC Mortgage Group's international investment portfolio. These increases were partially offset by lower realized capital gains in the quarter.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities, at September 30, 2000 totaled $13.5 billion compared with $14.4 billion at December 31, 1999 and $16.7 billion at September 30, 1999. The decrease from December 31, 1999 is primarily due to GM's purchase of 20% of Fuji Heavy Industries Ltd., and a $1.0 billion cash equity injection in GMAC, partially offset by improvements in managed working capital and an increase in debt. The total VEBA assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability were $6.7 billion at September 30, 2000, compared to $6.3 billion at December 31, 1999 and $4.7 billion at September 30, 1999. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $(1.0) billion at September 30, 2000, compared with $2.0 billion at December 31, 1999 and $5.1 billion at September 30, 1999.
   Long-term debt was $8.2 billion at September 30, 2000, compared to $7.4 billion at December 31, 1999 and $7.9 billion at September 30, 1999. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 31.6% at September 30, 2000, compared to 43.7% at December 31, 1999 and 57.2% at September 30, 1999. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 39.3% at September 30, 2000, compared to 49.6% at December 31, 1999 and 59.3% at September 30, 1999.

Financing and Insurance Operations
----------------------------------

   At September 30, 2000, GMAC owned assets and serviced automotive receivables totaling $174.9 billion, $12.6 billion above December 31, 1999. The increase over year-end 1999 was principally the result of higher serviced retail receivables, commercial and other loan receivables, other assets, receivables with Automotive, Communications Services, and Other Operations, mortgage loans held for investment, mortgage lending receivables, mortgage servicing rights, and factored receivables.
   Automotive and Commercial finance receivables serviced by GMAC, including sold receivables, totaled $104.9 billion at September 30, 2000, $7.9 billion above December 31, 1999 levels. This increase was primarily a result of a $4.7 billion increase in serviced retail receivables and a $4.2 billion increase in commercial and other loan receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The change in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at GMAC Commercial Credit LLC and GMAC Business Credit.
   As of September 30, 2000, GMAC's total borrowings were $127.7 billion, compared with $121.2 billion at December 31, 1999. The increased borrowings since December 31,1999 were used to fund increased asset levels. GMAC's ratio of consolidated debt to total stockholder's equity at September 30, 2000 was 9.4:1, compared to 10.9:1 at December 31, 1999. The decline was due to capital contributions from GM totaling $1.5 billion during the first quarter of 2000 and an increase of $1.2 billion in retained earnings from net income for the first nine months of 2000.

Book Value Per Share

   Book value per share of GM $1-2/3 par value common stock was $40.39 at September 30, 2000, compared with $27.02 at December 31, 1999 and $20.59 at September 30, 1999. Book value per share of GM Class H common stock was $8.08 at September 30, 2000, compared with $5.40 at December 31, 1999 and $4.12 at September 30, 1999. Book value per share was determined based on the liquidation rights of the various classes of common stock, adjusted to reflect the GM Class H common stock split.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the GM Board. GM's four-quarter rolling-average RONA for continuing operations, excluding Hughes, was 12.5% as of September 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CASH FLOWS

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Net cash provided by operating activities was $9.1 billion during the nine months ended September 30, 2000 compared with $15.4 billion for the prior year period. The decrease in net cash provided by operating activities during the first nine months of 2000 was primarily the result of decreases in operating liabilities. These decreases were primarily related to an extension of payment terms in the first quarter of 1999, forgiveness of accounts payable owed to Delphi in 1999, and decreases in accrued and other liabilities in 1999 due to an increase in North America sales incentives and customer deposits related to increased volume in the Rental Car Program.
   Net cash used in investing activities amounted to $12.0 billion during the nine months ended September 30, 2000 compared with $11.5 billion in the prior year period. The increase in net cash used in investing activities during the first nine months of 2000 was primarily attributable to a $2.4 billion investment in Fiat S.p.A. (Fiat), a $1.0 billion cash equity injection in GMAC, and increased capital expenditures, partially offset by a decrease in investments in marketable securities and operating leases.
   Net cash provided by financing activities was $2.3 billion during the nine months ended September 30, 2000 compared with net cash used of $1.0 billion in the prior year period. The increase in cash provided by financing activities during the first nine months of 2000 was primarily due to proceeds from issuing common stock related to the $2.4 billion investment in Fiat and increases in loans payable, partially offset by the impact of the issuance of $1.5 billion of preference stock to America Online in 1999.

Financing and Insurance Operations
----------------------------------

   Net cash provided by operating activities totaled $4.7 billion and $9.9 billion during the nine months ended September 30, 2000 and 1999, respectively. The reduction in operating cash flow was primarily the result of a reduction in the proceeds from sales of mortgage loans and securities held for trading and an increase in miscellaneous assets and accounts receivable, partially offset by a decrease in the origination/purchases of mortgage loans.
   Net cash used for investing activities during the nine months ended September 30, 2000 totaled $14.0 billion, a $430 million increase compared to the same period last year. Net cash used increased primarily as a result of net increases in acquisitions of finance receivables, partially offset by increased proceeds from sales of finance receivables, a net decrease in acquisitions of operating leases, and a decrease in investments in companies.
   Net cash provided by financing activities during the nine months ended September 30, 2000 totaled $10.1 billion, compared with cash provided of $3.5 billion during the comparable 1999 period. The change was primarily the result of increases in short-term loans payable and a $1.0 billion cash equity injection from Automotive, Communications Services, and Other Operations, partially offset by a net decrease in long-term debt.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. GM's policy is to distribute dividends on its GM $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 1, 2000, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid September 9, 2000, to holders of record as of August 11, 2000. The GM Board also declared a quarterly dividend on the Series G Depositary Shares of $0.57 per share, paid November 1, 2000, to holders of record on October 2, 2000. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses. A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid November 1, 2000, to the holder of record on October 2, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide employment at September 30, (in thousands)          2000    1999
                                                              ----    ----
  GMNA                                                         212     219
  GME                                                           90      82
  GMLAAM                                                        24      23
  GMAP                                                          11      10
  GMAC                                                          27      27
  Hughes                                                        18      18
  Other                                                         13      12
                                                               ---     ---
    Total employees                                            395     391
                                                               ===     ===

                                      Three Months Ended      Nine Months Ended
                                         September 30,            September 30,
                                      -------------------   -------------------
                                      2000          1999    2000         1999
                                      -----        ------   -----       ------

Worldwide payrolls - (in billions)    $5.2         $5.5     $16.6       $16.5
                                       ===          ===      ====        ====

New Accounting Standards
   In  June  1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. GM has appointed a team to implement SFAS No. 133 on a global basis for the Corporation. This team has been implementing a SFAS No. 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS No. 133 related issues. GM will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. The SFAS No. 133 team is currently determining the impact of SFAS No. 133 on GM's consolidated results of operations and financial position, however, there are still open issues that need to be addressed before the impact can be fully measurable. This statement should have no impact on GM's consolidated cash flows.
   In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This SAB provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. GM will comply with SAB 101 by the fourth quarter of 2000, as required. The adoption of SAB No. 101 is not expected to have a material impact on General Motor's consolidated financial statements.
   In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management is currently assessing the impact of this statement on GM's results of operations and financial position.



                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 2000 or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   General Motors received two Notices of Violation dated May 25, 2000 and August 23, 2000 from the Michigan Department of Environmental Quality alleging non-compliance at the Lansing Craft Centre with applicable clean air regulations. Enforcement officials stated during settlement negotiations that they expected to propose a penalty in excess of $100,000. General Motors is seeking to negotiate a resolution of this matter.

                                      * * *

Other Matters

   As previously reported, there is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. On October 6, 2000, Hughes completed the sale of its satellite manufacturing business to the Boeing Company. In that transaction, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment related to the business now owned by Boeing, should such sanctions be imposed by either the Department of Justice or State Department against the satellite manufacturing business. Hughes does not expect any sanctions imposed by the Department of Justice or State Department to have a material adverse effect on Hughes.

                                      * * *

   With respect to the previously reported action against DIRECTV filed by General Electric Capital Corporation (GECC), a trial commenced on June 12, 2000. GECC presented evidence to the jury of damages of $157 million; DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in GECC's favor in the amount of $133 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment to be entered in GECC's favor is $181.5 million. Hughes and DIRECTV plan to appeal. GM and Hughes do not believe that the litigation will ultimately have a material adverse impact on Hughes.

                                      * * *

   With respect to the previously reported action against the DIRECTV unit of Hughes filed by the National Rural Telecommunications Cooperative (NRTC) on June 3, 1999, NRTC stipulated on August 25, 2000 to dismiss without prejudices its claim seeking the right to distribute former United States Satellite Broadcasting Company, Inc. (USSB) programming services on a non-exclusive basis, however, the NRTC continues to pursue its claim for the right to distribute former USSB programming services on an exclusive basis and to recover revenues related thereto.

                                      * * *

   On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thompson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in federal court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors' products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised.


                                   * * * * * *

                        GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (Including Those Incorporated by Reference).

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               24

27    Financial Data Schedule (Unaudited)
        (for Securities and Exchange Commission information only)


(b)  REPORTS ON FORM 8-K.

   Eight  reports on Form 8-K,  dated  February  25, 2000 (filed  September  27,
2000), March 13, 2000 (filed July 24, 2000), June 6, 2000 (filed July 18, 2000),
July 25,  2000,  August  16,  2000,  August 24,  2000,  September  14,  2000 and
September 15, 2000 were filed during the quarter ended September 30, 2000 reporting matters under Item 5, Other Events and reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                               (Registrant)



Date November 13, 2000                  /s/Peter R. Bible
----------------------                  ----------------------------------------
                                      (Peter R. Bible, Chief Accounting Officer)