Form 10-K
period 2000-12-31
GENERAL MOTORS CORP
filed 2001-03-07
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                    FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--- 1934

                 For the fiscal year ended December 31, 2000
                                           -----------------

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of Each Exchange on
           Title of Each Class                      Which Registered
--------------------------------------------    -------------------------
Common, $1-2/3 par value (548,533,683 shares
  outstanding as of February 28, 2001)          New York Stock Exchange, Inc.
Class H Common, $0.10 par value (875,528,992
  shares outstanding as of February 28, 2001)   New York Stock Exchange, Inc.
Preference, $0.10 par value, Series G
  9.12% Depositary Shares, stated value
  $25 per share, dividends cumulative
  (5,015,410 depositary shares outstanding
  as of February 28, 2001)                      New York Stock Exchange, Inc.
General Motors Capital Trust G 9.87% Trust
  Originated Preferred Securitiessm (TOPrSsm),
  Series G (5,221,123 shares outstanding as of
  February 28, 2001)                            New York Stock Exchange, Inc.


Note: The $1-2/3 par value common stock of the Registrant is also listed for trading on:

    Chicago Stock Exchange, Inc.                Chicago, Illinois
    Pacific Exchange, Inc.                      San Francisco, California
    Philadelphia Stock Exchange, Inc.           Philadelphia, Pennsylvania
    Montreal Stock Exchange                     Montreal, Quebec, Canada
    Toronto Stock Exchange                      Toronto, Ontario, Canada
    Borse Frankfurt am Main                     Frankfurt on the Main, Germany
    Borse Dusseldorf                            Dusseldorf, Germany
    Bourse de Bruxelles                         Brussels, Belgium
    Courtiers en Valeurs Mobilieres             Paris, France
    The London Stock Exchange                   London, England





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes X . No   .
                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 28, 2001) of General Motors Corporation $1-2/3 par value and GM Class H common stocks held by nonaffiliates on February 28, 2001 was approximately $29.5 billion and $19.7 billion, respectively.

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

Documents incorporated by reference are as follows:
                                                Part and Item Number of Form
Document                                        10-K into Which Incorporated
--------                                        ----------------------------

General Motors Notice of Annual Meeting
  of Stockholders  and Proxy Statement for
  the Annual Meeting of  Stockholders to be
  held June 5, 2001                             Part III, Items 10 through 13


-------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.





















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

ITEM 1.  Business

General

     The following information is incorporated herein by reference to the indicated pages in Part II:

     Item                                                   Page(s)
     ----                                                   -------

     Wholesale Sales                                        II-6
     Employment and Payrolls                                II-10
     Note 23 of Notes to the GM Consolidated
       Financial Statements
        (Segment Reporting)                                 II-49 through II-52

   GM presents separate supplemental consolidating statements of income and other financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations and (2) Financing and Insurance Operations. GM participates in the automotive industry through the activities of its automotive business operating segment: General Motors Automotive (GMA) which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMLAAM, and GMAP meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac. GM's communications services relate to its Hughes Electronics Corporation subsidiary (Hughes) which includes digital entertainment, information and communications services, and satellite-based private business networks. GM's other operations includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's Financing and Insurance Operations primarily relate to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle, and homeowners' insurance, and asset-based lending.
   Substantially all automotive-related products are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 2000, there were approximately 8,000 GM vehicle dealers in the United States, 840 in Canada, and 155 in Mexico. Additionally, there were a total of approximately 11,220 outlets overseas which include dealers and authorized sales, service, and parts outlets.

Raw Materials and Services

   GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

Backlog of Orders

   Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes had a $6.7 billion and $9.2 billion backlog of commercial contracts relating to its telecommunications and space businesses at the end of 2000 and 1999, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, DaimlerChrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Volkswagen A.G. (Volkswagen), Hyundai Motor Company, Ltd. (Hyundai), and Bayerische Motoren Werke AG (BMW). All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 2000 are summarized in Management's Discussion and Analysis of Financial Conditions and Results of Operations in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and GM's competitive position during the years ended December 31, 2000, 1999, and 1998, respectively, were as follows:

                                                   2000(1)   1999     1998
                                                   ----      ----     ----
                                                     (units in thousands)
Total industry registrations
  In the United States                            17,817   17,418   15,966
  In Canada and Mexico                             2,474    2,231    2,092
  In other countries                              36,583   35,933   34,687
                                                  ------   ------   ------
Total industry registrations - all countries      56,874   55,582   52,745
                                                  ======   ======   ======

                                                   2000(1)   1999     1998
                                                   ----      ----     ----
                                                 (percent of total industry)
GM's registrations
  In the United States                                28%      29%      29%
  In Canada and Mexico                                28       29       29
  In other countries                                   8        8        9
Total GM's registrations - all countries              15       16       16

-----------------
(1) Preliminary

   The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to GM's registrations includes units which are manufactured overseas by other companies and which are imported and sold by GM and affiliates.

Research and Development

   In 2000,  GM spent $6.6  billion  for  research,  manufacturing  engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. In addition, $278 million was spent for customer-sponsored activities. Comparably, $6.8 billion and $6.3 billion were spent on company-sponsored activities in 1999 and 1998, respectively, and $295 million and $717 million were spent on customer-sponsored activities in 1999 and 1998, respectively.

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Emissions Control - (concluded)
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "LEV II" standards, will begin phasing in for California vehicles in the 2004 model year. Similar federal "Tier 2" standards will also start in 2004. In addition, both CARB and EPA have adopted more stringent standards applicable to future heavy-duty trucks.
   The requirement that, for model years 2003 and later, 10% of cars and small light-duty trucks (up to 3,750 lbs. Loaded Vehicle Weight) sold in California must be zero emission vehicles (ZEVs), was modified by the LEV II rules to allow up to 6% of the 10% to be met using partial ZEV credits (PZEVs). In January 2001, CARB adopted additional changes to its ZEV requirements, including a variety of credit multipliers that would reduce the number of ZEVs and PZEVs required in the early years and increase the number of ZEVs and PZEVs required in the later years. Also, GM and six other major vehicle manufacturers signed Memorandums of Agreement (MOAs) with CARB to provide for a more market driven-introduction of ZEVs. The MOAs include provisions for an advanced battery ZEV demonstration program. General Motors is fulfilling this MOA commitment with its EV1 and S-10 Electric Pickup products equipped with nickel-metal hydride batteries. General Motors is also fulfilling its other MOA obligations which include a National LEV program, the capability to produce specified numbers of ZEVs as warranted by demand, and continued research and development of advanced batteries.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the federal requirements and four states, New York, Massachusetts, Maine and Vermont, have done so. To provide states an alternative to the adoption of California
standards,  GM and  other  auto  manufacturers   began  selling  LEVs  in  the
remaining 45 states in 2001, under the provisions of the National Low Emission Vehicle Program. In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles meet lower emission standards, and new diagnostics are required.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems will need to be further modified to accommodate federal onboard refueling vapor recovery (ORVR) control standards. ORVR phases in on passenger cars in the 1998 through 2000 model years and will phase in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards apply in California, as well as federally.
   Starting in the 2001 model year, today's test procedure for exhaust emissions will become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle. Both of these requirements have the potential of adding hardware (and thus costs) to many vehicles.

Industrial Environmental Control
   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.
   GM is in various stages of investigation or remediation for sites where contamination has been alleged and recorded a liability of $316 million at December 31, 2000 and $404 million at December 31, 1999 for worldwide environmental investigation and remediation as summarized below:

     . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The total liability for sites involving GM was estimated to be $97 million at December 31, 2000. This compares with $114 million at December 31, 1999.

     . For closed or closing plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, was estimated at $74 million at December 31, 2000. This compares with $92 million at December 31, 1999.

     . GM is involved in investigation and remediation  activities at additional locations worldwide with an estimated liability of approximately $145 million at December 31, 2000. This compares with $198 million at December 31, 1999.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)
   The cost impact of the Clean Air Act Amendments under Title V is the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $500 million to $700 million in aggregate through the year 2004.
   For the years ended December 31, 2000, 1999, and 1998, expenditures by GM in the U.S. for industrial environmental control facilities were $85 million, $71 million, and $78 million, respectively. The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2004 will be approximately $216 million. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

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

Safety Regulations & Consumer Information
   Expenditures to maintain and improve the operational safety, occupant protection, and vehicle theft deterrence capability of new GM models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.
   GM continues to meet the government requirement for passive restraints by installing driver and passenger supplemental inflatable restraints (air bags) on all passenger cars and many light trucks and vans.
   Once permitted by federal regulatory changes to do so, GM introduced in 1998 and later models, less aggressive air bags in order to address concerns about inflation injuries, particularly to children and smaller adult passengers who are not properly positioned. GM continues to make available air bag on-off switches for those customers eligible to request them under the requirements of the National Highway Traffic Safety Administration (NHTSA) regulation allowing these devices.
   In 2000, the NHTSA adopted extensive modifications to Federal Motor Vehicle Safety Standard (FMVSS) 208, an occupant protection regulation. The amendment entails a substantial increase in the number of crash test configurations and test dummy occupant sizes for which certification compliance performance will be required beginning September 1, 2003. It also will add a large number of static air bag suppression or low risk deployment test requirements. A significant amount of engineering design and development is already underway, with more anticipated, for the advanced air bag systems this amendment requires.
   Dynamic side impact protection requirements apply to cars and certain light trucks and vans. Side structure and interior trim designs of future models will continue to be affected. Additional market pressure and future model design effects are likely regarding side impact performance as the federal government continues its consumer information side impact crash test program at elevated impact speeds.
   A new government requirement for vehicle interior impact protection continues to significantly affect upper body structure and interior trim designs of future model passenger cars and light trucks and vans. The phase-in for this rulemaking began on September 1, 1998, and will apply to all these vehicles by September 1, 2002.
   NHTSA has proposed changing the existing fuel system crash integrity requirements of FMVSS 301. The potentially significant changes, especially associated with the substantially increased rear impact crash test energy, would compel some undetermined redesign, cost, and weight increases for some of GM's vehicles.
   The new FMVSS 225 requirement for universal child restraint anchorages in motor vehicles continues to have significant mass and cost implications for many near-future GM vehicles. Unless ongoing auto industry actions can convince the NHTSA to modify certain FMVSS 225 test procedures and requirements, these implications will continue to affect many GM vehicles.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Safety Regulations & Consumer  Information  (concluded)
   The expansion of vehicle parts marking, required by the passage of the Anti-Car Theft Act of 1992, affected approximately 22 passenger car assembly plants and 4 light-duty truck plants. For many of the affected plants, major expenditures were required for new label printer installations and additional stamping equipment. A recent opinion, favorable to the effectiveness of parts marking, by the U.S. Attorney General, threatens to expand the requirement to remaining unmarked low-theft vehicle lines. Eight additional vehicle lines and 4 additional assembly plants would be affected. The added cost would be approximately $6.00 per vehicle.
   The Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act requires certain regulatory and consumer information actions by the NHTSA. Among other items, the agency must upgrade tire regulations, require a vehicle tire pressure warning system, and develop and implement a consumer information program for vehicle rollover resistance. Some undetermined redesign and cost implications likely will result following implementation of these changes.

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 2000 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 27.9 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 2001 model year domestic passenger cars is projected at 28.4 mpg versus the standard of 27.5 mpg.
   For GM's  imported  passenger  cars,  2000 model year CAFE is projected to be
25.4 mpg versus a standard of 27.5 mpg. The CAFE estimate for 2001 model year import passenger cars is 26.4 mpg versus the standard of 27.5 mpg. Projected shortfalls to the standard will be offset by credits from previous model years.
   Fuel  economy  standards  for  light-duty  trucks  became  effective in 1979.
General Motors' light truck CAFE fleet average for the 2000 model year is 21.0 mpg versus a standard of 20.7 mpg. GM's 2001 model year truck CAFE is projected at 20.6 mpg versus a standard of 20.7 mpg. Projected shortfalls to the standard will be offset by credits from future model years.
   GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizeable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance.

End of Life Vehicles
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law by March 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles put on the market as of July 2002 and all of the cost for all of the vehicles put on the market as of 2007. The laws developed in the individual local legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GME is currently assessing the impact of this potential legislation on their results of operations and financial position.

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Segment Reporting Data

   Operating segment and principal geographic area data for 2000, 1999, and 1998 are summarized in Note 23 to the GM Consolidated Financial Statements in Part II.


                                 * * * * * *


   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.


ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has 194 locations operating in 33 states and 109 cities in the United States. Of these, 21 are engaged in the final assembly of GM cars and trucks; 43 are service parts operations responsible for distribution or warehousing; 6 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacturing of automotive components and power products. In addition, the Corporation has 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 51 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Belgium, Spain, China, Thailand, Argentina, Portugal, and Poland.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented in Note 23 to the GM Consolidated Financial Statements in
Part II.


ITEM 3.  Legal Proceedings

(a)Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 2000, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   In 1998, GM sold its vehicle lighting products operation in Anderson, Indiana to Guide Corporation, but continued to own the land and buildings. More than a year later an incident occurred in which a significant amount of fish died in a 50-mile stretch of the White River from Anderson to south of Indianapolis. Federal and state agencies sued Guide Corporation and its subcontractor alleging that the incident was caused by a chemical release from the Guide operation. A citizen class action suit has also been filed against Guide and its subcontractor related to the same incident. GM is not named in any of those lawsuits and denies liability for this matter. On December 7, 2000 the federal and state agencies made a settlement demand in excess of $100,000 against Guide, Guide's parent, Guide's subcontractor and GM.

                                    * * *

   General Motors received Notices of Violation dated March 28, 2000 and July 5, 2000 from the Michigan Department of Environmental Quality ("MDEQ") alleging non-compliance with certain clean air regulations at the GM Service Parts Operations - Flint Processing Center. MDEQ representatives have indicated they are seeking fines or penalties in excess of $100,000.

                                    * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Environmental Matters (concluded)

   General  Motors  received  two  Notices of  Violation  dated May 25, 2000 and
August 23, 2000 from the MDEQ alleging non-compliance at the Lansing Craft Centre with certain clean air regulations. General Motors has received two additional Notices of Violation; one dated November 17, 2000 from the MDEQ and another dated October 27, 2000 from the U.S. Environmental Protection Agency. Government representatives have indicated they are seeking fines or penalties in excess of $100,000.

                                    * * *

Others Matters

   Seven putative nationwide and statewide class actions are pending in state and federal courts alleging that the paint or paint application process used on some GM vehicles was defective due to the omissions of a surface layer primer. Generally, plaintiffs allege that GM's failure to disclose the alleged paint defects is a fraudulent omission and a violation of various states' consumer protection laws. Two federal court actions have been consolidated in a federal court in Chicago, Illinois for coordinated pretrial proceedings. No determination has been made that any cases may proceed as class actions.

   Christian Amedee and Louis Fuxan v. General Motors Corporation, et al, Civil District Court for the Parish of New Orleans, State of Louisiana filed March 24, 1995 and Cherise Miller et al. v. General Motors Corporation, United States District Court for the Northern District of Illinois, filed on April 8, 1998, are purported nationwide class actions. Eddie Glorioso v. General Motors Corporation and Scott Arnold v. General Motors Corporation, consolidated in Superior Court for the City and County of San Francisco, California, both filed
in  July  1998,  are  purported  California   statewide  class  actions.  Scott
Haverdink v. General Motors Corporation), Court of Common Pleas of Philadelphia County, Pennsylvania, filed on May 16, 1999, is a putative Pennsylvania statewide class action. Ernesto Bravo et al. v. General Motors Corporation et al., United States District Court for the Southern District of Texas, was amended on October 27, 2000, to allege a purported Texas statewide class action on behalf of owners and lessees of 1990 to 1997 vehicles painted without a surface layer primer and which subsequently experienced peeling paint. In Darryl Oshanek v. General Motors Corporation and General Motors of Canada, Limited, Supreme Court of British Columbia, Canada, filed on June 2, 1999, a putative class action on behalf of residents of British Columbia, on January 5, 2001, General Motors Corporation was dismissed as a defendant. Plaintiff has appealed. Five other courts have denied class certification of similar paint claims against other automobile manufacturers. GM intends to vigorously oppose class certification and defend these cases.

                                    * * *

   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. Although it is not possible to predict the result of any eventual appeal in this case, Hughes does not believe that the litigation will ultimately have a material adverse impact on Hughes.

                                    * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   EchoStar Communications Corporation ("EchoStar") and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. On March 13, 2000, DIRECTV filed a motion seeking a determination of the relevant market, which, if granted, would result in the dismissal of EchoStar's antitrust claims. Hughes and DIRECTV filed counterclaims against EchoStar on March 13, 2000, alleging that EchoStar tortiously interfered with DIRECTV's relationship with Kelly Broadcasting System, a provider of foreign-language programming, engaged in unfair business practices in connection with improper sales of network programming, misleading advertisements for National Football League games and EchoStar's "PRIMESTAR bounty program," and infringed on PRIMESTAR (R)
trademarks. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position. DIRECTV believes that EchoStar's complaint is without merit and intends to vigorously defend against the allegations raised.

                                    * * *

   On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in the U.S. District Court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors' products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised. DIRECTV has moved to compel arbitration pursuant to the DIRECTV customer agreement or, in the alternative, to stay the case pending the resolution of relevant issues in the antitrust suit brought by EchoStar as described in the preceeding paragraph. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position.

                                    * * *

   On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which is referred to together in this description as "DIRECTV," in the U.S. District Court for the Central District of California, alleging that DIRECTV has breached the DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to DIRECTV(R) programming delivered over 27 of the 32 frequencies at the 101(degrees) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by United States Satellite Broadcasting Company, Inc. ("USSB") over the other five frequencies at 101(degrees), and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101(degrees). The NRTC also plead, in the alternative, the right to distribute former USSB programming on a non-exclusive basis, but stipulated to dismiss this claim without prejudice on August 25, 2000. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB
(R) programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

   On August 26, 1999, the NRTC filed a second lawsuit in the U.S. District Court for the Central District of California against DIRECTV alleging that DIRECTV has breached the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the Court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims or this claim.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Pegasus Satellite Television, Inc. ("Pegasus Satellite") and Golden Sky Systems, Inc. ("Golden Sky"), the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also alleged that DIRECTV interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. On October 19, 2000, Golden Sky agreed to dismiss its equipment-related claims with prejudice. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit.

   A class action suit was filed in the U.S. District Court for the Central District of California against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The Court certified a class on December 29, 2000. The class asserted claims identical to the claims that were asserted by Pegasus Satellite and Golden Sky in their lawsuit against DIRECTV, described in the preceding paragraph. Similar to Golden Sky, however, the class has agreed to dismiss its equipment-related claims without prejudice.

   The U.S. District Court for the Central District of California has consolidated for purposes of discovery the NRTC, Pegasus Satellite and Golden Sky and class action lawsuits, but has not determined if the cases will be consolidated for trial. A trial date in February 2002 has been set in the first NRTC case. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached in the NRTC, Pegasus and class action litigation that could be material to Hughes' results of operations or financial position.

                                    * * *

   In connection with General Motors' 1997 spin-off of the defense electronics business of Hughes' predecessor as part of the Hughes restructuring transactions, and the subsequent merger of that business with Raytheon Company ("Raytheon"), the terms of the merger agreement provided processes for resolving disputes that might arise in connection with post-closing financial adjustments that were also called for by the terms of the merger agreement. These financial adjustments might require a cash payment from Raytheon to Hughes or vice versa.

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

                                    * * *

   There is a pending grand jury investigation into whether Hughes should be accused of criminal violations of the United States export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. Hughes is also subject to the authority of the State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible criminal and/or civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses to The Boeing Company ("Boeing"). In that transaction, Hughes retained limited liability for certain possible fines and penalties and the financial consequences of debarment related to the business now owned by Boeing should such sanctions be imposed by either the Department of Justice or State Department against the satellite systems manufacturing businesses. Hughes does not expect sanctions imposed by the Department of Justice or State Department, if any, to have a material adverse effect on Hughes.

                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Others Matters (concluded)

   On December 5, 2000, Personalized Media Communications, LLC ("PMC") and Pegasus Development Corporation ("Pegasus") filed suit in U. S. District Court for the District of Delaware against DIRECTV, Hughes, Thomson Consumer Electronics and Philips Electronics North American Corporation, alleging infringement of seven U.S. patents. Based on the successful defense by Hughes against an earlier action brought by PMC on one of the subject patents, Hughes expects that strong defenses of invalidity and non-infringement exist, in addition to numerous other defenses including license, laches and estoppel, Lanham Act violations, patent misuse and abuse of process. Hughes answered the complaint on January 21, 2001 raising these defenses and related counterclaims and intends to vigorously defend the lawsuit and pursue counterclaims against Pegasus and PMC.

                                    * * *

   Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On July 13, 2000, HCGI filed a notice to appeal the judgment with the U.S. Court of Appeals for the Federal Circuit and is requesting a greater amount than was previously awarded to HCGI. On August 4, 2000, the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Final resolution of this issue could result in a gain that would be material to Hughes.

                                     * * *

  On July 9, 1999, a jury in a Los Angeles Superior Court in the matter of Anderson et. al v. General Motors Corporation, returned a verdict of $4.9 billion against General Motors in a product liability lawsuit involving a post-collision, fuel fed fire in a 1979 Chevrolet Malibu. The initial jury award consisted of $102 million in compensatory damages and $4.8 billion in punitive damages. After trial, the trial court reduced the punitive damages to $1.1 billion. GM will continue to vigorously pursue its appellate rights, including efforts to secure a new trial and the complete elimination of responsibility to pay any damages in this matter consistent with GM's view that the design of the Chevrolet Malibu was not responsible for plaintiff's injuries. This matter now constitutes ordinary routine litigation incidental to the Corporation's business as to which reporting is no longer required.


                                    * * *

(b)Previously reported legal proceedings which have been terminated, either during the year ended December 31, 2000, or subsequent thereto, but before the filing of this report are summarized below:

   As previously reported in December 1998, the Louisiana Department of Environmental Quality ("LDEQ") issued a Penalty Assessment to the Delphi Automotive plant in Monroe, Louisiana ("Delphi") for alleged air permit violations. On July 1, 1998 a Notice of Violation was issued by LDEQ to Delphi alleging that the volatile organic compound limits for calendar year 1997 were exceeded. Delphi was a division of GM when LDEQ brought the enforcement action. In October 1998 the Monroe plant was sold to a third party, under the terms of which GM retained responsibility for certain pre-sale environmental issues including the permit violations alleged by LDEQ. After challenging the 1998 Penalty Assessment, GM entered into a settlement with the LDEQ on December 20, 2000 in which it paid $12,400 without admitting liability.

                                    * * *

   Thirty-nine class actions were filed in state, federal and Canadian courts against the Corporation, claiming that the 1973-1987 model Chevrolet and GMC full-size pickup trucks are defective because their fuel tanks are mounted below the cab and outside the frame rails. A nationwide settlement was approved by a Louisiana trial court on December 19, 1996. Following an appeal, the settlement was again approved in January 20, 1999. GM appealed changes to the settlement made by the trial court after the time for appeal had run. On January 16, 2001, the Louisiana Court of Appeal ruled that the changes challenged by GM's appeal were improper. No further appeals were timely filed. It is now expected that the settlement will proceed and the remaining class actions against GM will be dismissed.

                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant at February 28, 2001 and their positions and offices with the Registrant on that date are as follows:

Name and (Age)                           Positions and Offices
--------------                           ---------------------

John F. Smith, Jr. (62)             Chairman of the Board; Member,
                                       Investment Funds Committee

Harry J. Pearce (58)                Vice Chairman of the Board

G. Richard Wagoner, Jr. (48)        President and Chief Executive Officer

John M. Devine (55)                 Vice Chairman and Chief Financial Officer

Ronald L. Zarrella (51)             Executive Vice President; President,
                                       GM North America

John D. Finnegan (52)               Executive Vice President; President, GMAC


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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4A.  Executive Officers of the Registrant - concluded

   Mr. John F. Smith, Jr. has been associated with General Motors since 1961. He was elected Executive Vice President in charge of International Operations in 1988. Effective August 1990, he was elected Vice Chairman of the Board of Directors. On April 6, 1992, Mr. Smith was elected President and Chief Operating Officer. Effective November 1992, he was elected Chief Executive Officer and President. He served as President until October 1998 and Chief Executive Officer until June 2000. On January 1, 1996, Mr. Smith became Chairman of the Board of Directors.

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

   Mr. G. Richard Wagoner, Jr. has been associated with General Motors since 1977. He was elected Vice President in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected President and Managing Director of General Motors do Brasil. Effective November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors. In July 1994, he was named President of North American Operations. In October 1998, he was elected a director, President and Chief Operating Officer of General Motors. Effective June 1, 2000, he was elected Chief Executive Officer.

   Mr. John M. Devine was named Vice Chairman and Chief Financial Officer of General Motors Corporation, effective January 1, 2001. He has responsibility for GM's Worldwide Financial Operations and GM Asset Management. He is a member of the GM Automotive Strategy Board and serves as its global process leader for finance. Mr. Devine was Chairman and Chief Executive Officer of Fluid Ventures, LLC, immediately prior to his GM appointment. He retired from Ford Motor Company in October 1999, after a 32 year career, as the company's Executive Vice President and Chief Financial Officer.

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

                                     PART II

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

   General Motors' (GM's) common stocks are listed on the stock exchanges specified on the cover page of this Form 10-K under the trading symbols (GM) and
(GMH). GM's Dividend Policy is described in the Management's Discussion and Analysis (MD&A) in Part II. As of December 31, 2000, there were 464,399 holders of record of GM $1-2/3 par value common stock and 192,813 holders of record of GM Class H common stock. As of December 31, 1999, there were 499,809 holders of record of GM $1-2/3 par value common stock and 192,866 holders of record of GM Class H common stock. The following table sets forth the high and low sale prices of GM's common stocks as reported on the Composite Tape and the quarterly dividends declared for the last two years, not adjusted to account for the spin-off of Delphi which occurred during the second quarter of 1999.

                                                     2000 Quarters
                                        ----------------------------------------
                                        1st         2nd         3rd         4th
Cash dividends per share of common stocks
    $1-2/3 par value                   $0.50       $0.50       $0.50      $0.50
    Class H                              $-          $-          $-         $-

Price range of common stocks
  $1-2/3 par value (1): High          $88.13      $94.63      $76.63     $68.25
                        Low           $70.75      $57.25      $56.94     $48.44
  Class H (1)(2):       High          $47.00      $41.58      $37.61     $38.00
                        Low           $30.50      $27.33      $24.63     $21.33


                                                     1999 Quarters
                                        ----------------------------------------
                                        1st         2nd         3rd         4th
Cash dividends per share of common stocks
    $1-2/3 par value                   $0.50       $0.50       $0.50      $0.50
    Class H                              $-          $-          $-         $-

Price range of common stocks
  $1-2/3 par value (1): High          $93.88      $94.88      $72.44     $79.06
                        Low           $69.19      $61.06      $59.75     $60.69
  Class H (1)(2):       High          $17.67      $21.29      $20.81     $32.54
                        Low           $12.83      $16.31      $16.25     $18.65




(1)The principal market is the New York Stock Exchange, and prices are based on the Composite Tape. GM $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange.
(2)The stock prices have been adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Unaudited)

                                          Years Ended December 31
                                  ------------------------------------------
                                  2000       1999      1998     1997     1996
                                  ----       ----      ----     ----     ----
                                  (dollars in millions except per share amounts)

Total net sales and revenues  $184,632   $176,558  $155,445  $172,580 $158,281
                               =======    =======   =======   =======  =======

Income from continuing
   operations                   $4,452     $5,576    $3,049    $6,483   $4,100
Income (loss) from
   discontinued operations           -        426       (93)      215      863
                                 -----      -----     -----     -----    -----
  Net income                    $4,452     $6,002    $2,956    $6,698   $4,963
                                 =====      =====     =====     =====    =====

$1-2/3 par value common stock
  Basic earnings per share (EPS)
   from continuing operations    $6.80      $8.70     $4.40    $8.52     $5.08
  Basic earnings (losses)
   per share from
   discontinued operations        $  -      $0.66    $(0.14)    $0.18    $0.98
  Diluted EPS from continuing
   operations                    $6.68      $8.53     $4.32     $8.45    $5.04
  Diluted earnings (losses)
   per share from
   discontinued operations        $  -      $0.65    $(0.14)    $0.17    $0.98
  Cash dividends declared
   per share                     $2.00      $2.00     $2.00    $2.00     $1.60

Class H common stock (1) (3)
  Basic EPS from continuing
   operations                     $  -       $  -      $  -     $0.77    $0.61
  Basic EPS from discontinued
   operations                     $  -       $  -      $  -     $0.29    $0.35
  Diluted EPS from continuing
   operations                     $  -       $  -      $  -     $0.77    $0.61
  Diluted EPS from discontinued
   operations                     $  -       $  -      $  -     $0.29    $0.35
  Cash dividends declared
   per share                      $  -       $  -      $  -     $0.33    $0.32

Class H common stock (1) (4)
  Basic earnings (losses)
   per share from
   continuing operations         $0.56     $(0.26)    $0.23     $0.01     $  -
  Diluted earnings (losses)
   per share from
   continuing operations         $0.55     $(0.26)    $0.23     $0.01     $  -
  Cash dividends declared
   per share                      $  -       $  -      $  -      $  -     $  -

Class E common stock
  Basic EPS from discontinued
   operations                     $  -       $  -      $  -      $  -    $0.04
  Diluted EPS from discontinued
   operations                     $  -       $  -      $  -      $  -    $0.04
  Cash dividends declared
   per share                      $  -       $  -      $  -      $  -    $0.30

Total assets                  $303,100   $274,730  $246,688  $221,767 $216,965
Long-term debt (2)              $7,410     $7,415    $7,118    $5,669   $5,352
GM-obligated mandatorily
   redeemable preferred
   securities of subsidiary
   trusts                         $139       $218      $220      $222     $  -
Stockholders' equity           $30,175    $20,644   $15,052   $17,584  $23,413

--------------------
Reference should be made to the notes to GM's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1)Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.
(2)Calculated from Automotive, Communications Services, and Other
   Operations only.
(3)Prior to its recapitalization on December 17, 1997.
(4)Subsequent to its recapitalization on December 17, 1997.

                                 * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 2000, included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 2000, and related Hughes Annual Report on Form 10-K filed separately with the Securities and Exchange Commission (SEC); and the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 2000, filed separately with the SEC. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate financial information for the following businesses:
Automotive, Communications Services, and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

   -  GM Automotive (GMA), which is comprised of four regions: GM North
      America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP);
   - Hughes, which includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks; and
   - Other, which includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities.

   GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other Financing, which includes financing entities operating in the U.S., Canada, Brazil, Germany, Sweden, and Mexico that are not associated with GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the Automotive, Communications Services, and Other Operations' Other segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   For the year ended December 31, 2000, income from continuing operations for the Corporation was $4.5 billion, or $6.68 per share of GM $1-2/3 par value common stock, compared with $5.6 billion and $3.0 billion, or $8.53 and $4.32 per share of GM $1-2/3 par value common stock, for 1999 and 1998, respectively. Income from continuing operations includes the special items on an after-tax basis outlined below:

Years Ended December 31, (dollars in millions except per share amounts)
-----------------------------------------------------------------------------------------
2000
-----------------------------------------------------------------------------------------
                                   Phase-      Post
                                   out of    Employment  Capacity    Satellite   Adjusted
                        Income   Oldsmobile   Benefits   Reduction   Businesses   Income
                        -----------------------------------------------------------------

GM Automotive
   GMNA                 $3,174      $(939)     $(294)       $ -          $ -      $4,407
   GME                    (676)         -          -       (419)           -        (257)
   GMLAAM                   26          -          -          -            -          26
   GMAP                   (233)         -          -          -            -        (233)
                         -----     ------     ------      -----        -----       -----
      Total GMA          2,291       (939)      (294)      (419)           -       3,943
Hughes                     829          -          -          -        1,132        (303)
Other Automotive          (281)         -          -          -            -        (281)
GMAC                     1,602          -          -          -            -       1,602
Other Financing             11          -          -          -            -          11
                        ------     ------     ------     ------        -----      ------
Total GM                $4,452      $(939)     $(294)     $(419)      $1,132      $4,972
                         =====        ===        ===        ===        =====       =====

      Earnings Per Share $6.68     $(1.59)    $(0.50)    $(0.71)       $0.90       $8.58
                          ====       ====       ====       ====         ====        ====





1999
-----------------------------------------------------------------------------------------
                                    Post       Hourly
                                 Employment   Retiree   Termination    Wireless  Adjusted
                        Income    Benefits    Benefits   Benefits      Business   Income
                        -----------------------------------------------------------------

GM Automotive
   GMNA                 $4,857       $553      $(257)      $(39)         $ -      $4,600
   GME                     423          -          -          -            -         423
   GMLAAM                  (81)         -          -          -            -         (81)
   GMAP                   (218)         -          -          -            -        (218)
                         -----      -----      -----       ----       ------       -----
      Total GMA          4,981        553       (257)       (39)           -       4,724
Hughes                    (270)         -          -          -         (165)       (105)
Other Automotive          (669)         -       (151)       (35)           -        (483)
GMAC                     1,527          -          -        (16)           -       1,543
Other Financing              7          -          -          -            -           7
                       -------      -----      -----       ----        -----       -----
Total GM                $5,576       $553      $(408)      $(90)       $(165)     $5,686
                         =====        ===        ===         ==          ===       =====

      Earnings Per Share $8.53      $0.84     $(0.62)    $(0.14)      $(0.17)      $8.62
                          ====       ====       ====       ====         ====        ====





1998
--------------------------------------------------------------------------------------
                                                    Work
                                       Asset      Schedule     Termination   Adjusted
                           Income   Impairments  Modification    Benefits     Income
                           -----------------------------------------------------------
GM Automotive
   GMNA                    $1,633      $(38)          $-           $(42)      $1,713
   GME                        419         -          (44)             -          463
   GMLAAM                    (175)      (30)           -            (21)        (124)
   GMAP                      (243)      (97)           -              -         (146)
                            -----      ----         ----           ----        -----
      Total GMA             1,634      (165)         (44)           (63)       1,906
Hughes                        272         -            -              -          272
Other Automotive             (279)        -            -              -         (279)
GMAC                        1,325         -            -              -        1,325
Other Financing                97         -            -              -           97
                           ------     -----         ----           ----        -----
Total GM                   $3,049     $(165)        $(44)          $(63)      $3,321
                            =====       ===           ==             ==        =====

      Earnings Per Share    $4.32    $(0.24)      $(0.06)        $(0.10)       $4.72
                             ====      ====         ====           ====         ====


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   The phase-out of Oldsmobile at GMNA represents the costs associated with GM's decision in the fourth quarter of 2000 to phase-out the Oldsmobile division as the current model lineup product lifecycles come to an end, or when the models are no longer economically viable. Included in the $939 million charge for the phase-out of Oldsmobile was $356 million related to underperforming assets and $583 million related to estimated future payments to dealers and others. Underperforming assets represent the write-down of impaired long-lived assets, principally tooling and equipment on operating leases, recorded pursuant to GM's policy for the evaluation of long-lived assets (see Note 2 to the GM consolidated financial statements). Estimated future payments to dealers and others represent transition assistance to be paid to Oldsmobile dealers and increased sales incentives on Oldsmobile vehicles in dealer inventory. The $294 million charge for postemployment benefits at GMNA was attributable to postemployment costs for termination and other postemployment benefits associated with the four North American manufacturing facilities slated for conversion and capacity reduction (Oklahoma City, Oklahoma; Delta Engine, Lansing, Michigan; Spring Hill, Tennessee; and Wilmington, Delaware) (see Note 3 to the GM consolidated financial statements). This action will reduce production capacity by approximately 376,000 engines per year and 127,000 vehicles per year. The capacity reduction at GME represents the costs associated with the reduction in production capacity, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the UK. Included in the $419 million charge for capacity reduction was $231 million related to underperforming assets, $80 million related to cancellation charges to be paid to suppliers incurred as a result of certain GME restructuring actions, and $108 million related to early retirements and other separation programs. The charge for these programs primarily relates to approximately 2,000 employees at the Luton assembly plant. This action will reduce production capacity by approximately 270,000 vehicles per year. GM's net of tax cash requirements relating to the GMNA and GME charges are expected to total approximately $1.2 billion, with anticipated spending of approximately 90% through 2003. The $1.1 billion gain at Hughes was attributable to the sale of its satellite systems manufacturing businesses to The Boeing Company for $3.8 billion in cash.
   In 1999, the $553 million benefit for postemployment benefits was related to the reversal of a liability for benefits payable to excess U.S. hourly employees (see Note 3 to the GM consolidated financial statements). The $408 million charge for hourly retiree benefits was related to the benefit increase granted to hourly retirees in connection with the 1999 United Auto Workers (UAW) agreement. The $90 million charge for termination benefits was related to a U.S. salaried early retirement program (approximately 1,700 people elected participation in this program). The $165 million charge for the Hughes Wireless business was related to Hughes' decision to discontinue certain of its wireless manufacturing operations at Hughes Network Systems.
   In 1998, the $165 million charge for impairment represents the write-down of impaired tooling and other property, plant, and equipment (see Note 2 to the GM consolidated financial statements). The $44 million work schedule modification charge resulted from schedule modifications at Opel Belgium. The $63 million termination benefits charge represents voluntary early retirement and other separation programs affecting approximately 4,450 employees.

Vehicle Unit Deliveries of Cars and Trucks - GMA



                                                          Years Ended December 31,
                        ----------------------------------------------------------------------------------------------
                                    2000                             1999                             1998
                        ---------------------------      ----------------------------     ----------------------------
                                              GM as                          GM as                             GM as
                                             a % of                          a % of                            a % of
                        Industry     GM     Industry     Industry     GM     Industry     Industry     GM     Industry
                        ----------------------------     ----------------------------     ----------------------------
                                                             (units in thousands)
United States
  Cars                    8,857     2,532     28.6%        8,700     2,591     29.8%        8,141     2,456      30.2%
  Trucks                  8,960     2,421     27.0%        8,718     2,426     27.8%        7,825     2,148      27.5%
                         ------     -----                 ------     -----                 ------     -----
  Total United States    17,817     4,953     27.8%       17,418     5,017     28.8%       15,966     4,604      28.8%
Canada, Mexico, and Other 2,648       707     26.7%        2,562       683     26.7%        2,406       639      26.6%
                         ------     -----                 ------     -----                 ------     -----
  Total GMNA             20,465     5,660     27.7%       19,980     5,700     28.5%       18,372     5,243      28.5%
  GME                    19,972     1,855      9.3%       20,219     1,970      9.7%       19,230     1,849       9.6%
  GMLAAM                  3,708       603     16.3%        3,353       536     16.0%        4,179       654      15.6%
  GMAP                   12,729       473      3.7%       12,030       468      3.9%       10,964       439       4.0%
                         ------     -----                 ------    ------                 ------    ------
Total Worldwide          56,874     8,591     15.1%       55,582     8,674     15.6%       52,745     8,185      15.5%











                                      II-5
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Wholesale Sales


                                     Years Ended December 31,
                                2000           1999          1998
                              --------       --------      --------
                                        (units in thousands)


GMNA
  Cars                         2,933          2,992         2,731
  Trucks                       2,842          2,882         2,340
                               -----          -----         -----
    Total GMNA                 5,775          5,874         5,071
                               -----          -----         -----
GME
  Cars                         1,744          1,824         1,764
  Trucks                         135            144           118
                               -----          -----         -----
    Total GME                  1,879          1,968         1,882
                               -----          -----         -----
GMLAAM
  Cars                           438            350           404
  Trucks                         196            173           248
                                 ---            ---           ---
    Total GMLAAM                 634            523           652
                                 ---            ---           ---
GMAP
  Cars                           175            162           202
  Trucks                         283            259           217
                                 ---            ---           ---
    Total GMAP                   458            421           419
                                 ---            ---           ---

Total Worldwide                8,746          8,786         8,024
                               =====          =====         =====

GMA Financial Review

   GMA's income and margin adjusted to exclude special items (adjusted income and margin) was $3.9 billion and 2.7% for 2000, $4.7 billion and 3.2% for 1999, and $1.9 billion and 1.5% for 1998. The decrease in 2000 adjusted income and margin, compared with 1999, was primarily due to an increase in spending for product development activities, pricing pressures in North America and Europe, a decrease in wholesale sales volume, and unfavorable product mix, primarily in Europe. These unfavorable conditions were partially offset by cost structure improvements, primarily in North America.
   The improvement in 1999 adjusted income and margin, compared with 1998, was primarily due to improvement in the profitability of new vehicles, higher production volumes at GMNA compared with the prior year when work stoppages at two component plants in Flint, Michigan, halted production of wholesale units at 26 of 29 assembly plants in North America, and lower material costs.
   GMA's  total  net  sales and  revenues  adjusted  to  exclude  special  items
(adjusted  total net sales and  revenues)  for 2000 were $148.1  billion,  which represented an increase of $2.0 billion, compared with 1999. The increase in adjusted total net sales and revenues was largely due to growth initiatives, including OnStar and Service Parts Operations, which were partially offset by lower wholesale volumes, and unfavorable net price in North America and Europe. Net price comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period. Adjusted total net sales and revenues for 1999 were $146.1 billion, which represented an increase of $17.0 billion compared with 1998. The increase was primarily due to increases in wholesale sales volumes as a result of the previously mentioned 1998 GMNA work stoppages.
   GMNA's adjusted income was $4.4 billion, $4.6 billion, and $1.7 billion for 2000, 1999, and 1998, respectively. The decrease in 2000 adjusted income from 1999 was primarily due to unfavorable net price and lower wholesale sales volumes. The decrease was partially offset by improvements in manufacturing costs due to performance efficiencies and material cost savings. Net price was unfavorable for 2000 at (0.7)% year-over-year.
   The improvement in GMNA adjusted income for 1999, compared with 1998, was primarily due to the 1998 work stoppages, higher wholesale sales volumes, improvement in the cost and profitability of new vehicles, lower material costs, and reduced warranty expense resulting from improved quality. This improvement was partially offset by increased manufacturing costs, launch costs associated with the new LeSabre, Impala, Monte Carlo, Saturn LS, DeVille, Aurora, Tahoe, Suburban, Yukon, and Yukon XL models, as well as increased engineering costs for further innovation in GM's portfolio.
   GME's adjusted loss was $257 million for 2000, compared with adjusted income of $423 million and $463 million for 1999 and 1998, respectively. The decrease in GME's 2000 adjusted income from 1999 was due to the weakening of the European industry, a shift in sales mix from larger, more profitable vehicles to the smaller, less profitable entries, a continued increase in competitive pricing pressure, and a decrease in wholesale sales volume which was further impacted by the reduced availability of the new

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

Corsa during the launch period. The decrease in GME's 1999 adjusted income from 1998 was primarily due to increased competitive pricing pressure and increased engineering expense associated with the model year 2000 mid-life cycle enhancements for the Vectra and Omega and the new model year 2001 Corsa. These decreases were partially offset by continued material cost improvements as a result of GM's global purchasing efforts, as well as improved manufacturing performance.
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law by March 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles put on the market as of July 2002 and all of the cost for all of the vehicles put on the market as of 2007. The laws developed in the individual local legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GME is currently assessing the impact of this potential legislation on its results of operations and financial position.
   GMLAAM's adjusted income was $26 million for 2000 compared with adjusted losses of $81 million and $124 million for 1999 and 1998, respectively. The increase in 2000 adjusted income, compared with 1999, was primarily due to nominal price increases and an increase in wholesale sales volumes. This was partially offset by an increase in manufacturing costs and material costs. The decrease in 1999 adjusted loss, compared with 1998, was primarily due to nominal price increases and reduced structural costs (reducing employee and production costs), partially offset by lower industry volumes due to the economic crisis throughout Latin America, and increased material and freight costs driven by GM do Brasil's and its suppliers' exposure to hard currencies.
   GMAP's adjusted loss was $233 million for 2000 compared with adjusted losses of $218 million and $146 million for 1999 and 1998, respectively. The increase in 2000 adjusted loss, compared to 1999, was primarily due to increased equity losses at Isuzu which were partially offset by increased wholesale sales volumes. Increased adjusted losses for 1999 compared with 1998 were primarily due to start-up costs in the region and equity losses at Isuzu due to the economic downturn in Asia, partially offset by continued strong performance in Australia and earnings improvements at Shanghai GM.
    GMA's effective income tax rate on an adjusted basis was 30.9%, 31.7%, and 34.7% for 2000, 1999, and 1998, respectively. GMA's effective income tax rate on a reported basis was 26.6%, 32.0%, and 34.8% for 2000, 1999, and 1998, respectively.

Hughes Financial Review

   Total adjusted net sales and revenues increased to $8.7 billion in 2000, compared with $7.6 billion in 1999 and $6.1 billion in 1998. The increase in adjusted net sales and revenues in 2000 compared with 1999 resulted from growth in the DIRECTV businesses from the addition of more than 2.0 million net new subscribers in the United States and Latin America since December 31, 1999. PanAmSat Corporation also contributed to the increase in adjusted net sales and revenues primarily due to increased revenues from outright sales and sales-type lease transactions executed during 2000. The increase in adjusted net sales and revenues from 1999 compared with 1998 resulted from the growth in the DIRECTV businesses due to the addition of slightly more than 1.7 million net new subscribers in the United States and Latin America since December 31, 1998, and added revenues from acquisitions of PRIMESTAR and United States Satellite Broadcasting Company, Inc., in mid-1999. Also contributing to the growth of 1999 revenues were increased sales of DIRECTV receiver equipment and a $155 million pre-tax gain that resulted from the settlement of a patent infringement case. The 1999 increase was partially offset by decreased revenues at the satellite systems manufacturing businesses, which was principally due to contract revenue adjustments and delayed revenue recognition that resulted from increased development costs and schedule delays on several new product lines, and decreased activity associated with a contract with ICO Global Communications.
   Hughes' adjusted loss was $303 million for 2000, compared with an adjusted loss of $105 million in 1999 and adjusted income of $272 million in 1998. The increase in 2000 adjusted loss, compared with 1999, was primarily due to higher marketing costs at the Direct-To-Home businesses, increased depreciation and amortization expense due to 1999 acquisitions and additions to satellites and property, as well as increased interest expense as a result of increased average outstanding borrowings throughout the year. The adjusted loss in 1999, compared with adjusted income in 1998, was a result of an $85 million decrease in interest income, a $105 million increase in interest expense, increased subscriber acquisition costs, and higher depreciation and amortization that resulted from 1999 acquisitions.
   Due to rapid consolidation in the media and telecommunications industries, GM is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1-2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals will be satisfied.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's adjusted income was $1.6 billion, $1.5 billion, and $1.3 billion in 2000, 1999, and 1998, respectively. Income from automotive and other financing operations totaled $1.1 billion, $1.1 billion, and $1.0 billion in 2000, 1999, and 1998, respectively. In 2000, increased financing volumes and asset levels were offset by the negative impact from the higher level of market interest rates compared with 1999. The increase in 1999 from 1998 was due to increased financing volumes and reduced credit losses, partially offset by a higher effective tax rate. Income from insurance operations totaled $220 million, $210 million, and $226 million in 2000, 1999, and 1998, respectively. The increase in income from 1999 was primarily due to improved operating results and higher investment income and capital gains. The decrease in 1999 from 1998 was primarily attributable to pricing pressure in the personal lines insurance business. Income from mortgage operations totaled $327 million, $260 million, and $115 million in 2000, 1999, and 1998, respectively. The strong year-over-year performance reflects the benefit of strong international growth, lower cost of servicing, and increased mortgage originations during the second half of 1999. The unusually low earnings in 1998 were largely due to reduced mortgage asset values from higher prepayment levels.
   Financing revenue totaled $15.5 billion in 2000, compared with $13.8 billion and $12.7 billion for 1999 and 1998, respectively. These increases were mainly due to higher average retail, wholesale, and commercial and other loan receivable balances.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations

   At December 31, 2000, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $13.3 billion, compared with $14.4 billion at December 31, 1999. The decrease from December 31, 1999 was primarily due to decreased operating cash flows, GM's purchase of a 20% equity interest in Fuji Heavy Industries Ltd. for approximately $1.3 billion, a $1.0 billion cash equity injection in GMAC, and stock repurchases. These items were partially offset by the net cash proceeds from the sale of the Hughes' satellite systems manufacturing businesses to The Boeing Company and improvements in managed working capital. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $6.7 billion and $6.3 billion at December 31, 2000 and 1999, respectively. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $662 million at December 31, 2000, a decrease of $1.4 billion from the prior year.
   Long-term debt was $7.4 billion at December 31, 2000 and 1999, respectively. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 30.8% and 42.3% at December 31, 2000 and 1999, respectively. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 36.6% and 48.2% at December 31, 2000 and 1999, respectively.

Financing and Insurance Operations

   At December 31, 2000, GMAC owned assets and serviced automotive receivables totaling $185.6 billion, compared with $162.3 billion at December 31, 1999. Total consolidated assets of GMAC at December 31, 2000 were $168.4 billion, compared with $148.8 billion at December 31, 1999. The increase over year-end 1999 was primarily the result of higher serviced retail receivables, commercial and other loan receivables, serviced wholesale receivables, other assets, factored receivables, mortgage lending receivables, mortgage servicing rights, mortgage loans held for investment and due and deferred from receivable sales, and receivables due from Automotive, Communications Services, and Other Operations. These increases were partially offset by a decline in operating lease assets.
   Consolidated automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $112.5 billion and $97.0 billion at December 31, 2000 and 1999, respectively. This increase was primarily the result of a $7.4 billion increase in serviced retail receivables, a $4.9 billion increase in commercial and other loan receivables, and a $4.4 billion increase in serviced wholesale receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The increase in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC. The growth at Commercial Credit LLC was partially attributable to the acquisitions of the factoring businesses of Finova Capital Corporation and Banc of America during the third and fourth quarters of 2000. The increase in serviced wholesale loan receivables was due to higher dealer inventory levels, as well as an increase in penetration.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations - (concluded)

   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, and long-term debt markets, principally through commercial paper, notes, and underwritten transactions.
   At December 31, 2000, GMAC's total borrowings were $133.4 billion, compared with $121.2 billion at December 31, 1999. Approximately 81% of this debt represented funding for operations in the U.S. and the remaining 19% represented borrowings for operations in Canada (9%), the United Kingdom (3%), Germany (3%), and other countries (4%). GMAC's 2000 year-end ratio of total debt to total stockholder's equity was 9.5:1, compared with 10.9:1 at December 31, 1999. The higher year-to-year debt balances were principally used to fund increased asset levels. Total short-term debt outstanding at December 31, 2000 amounted to $56.9 billion, compared with $50.8 billion at December 31, 1999.

Book Value Per Share

   Book value per share was determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock increased to $39.36 at December 31, 2000, from $27.02 at December 31, 1999. Book value per share of GM Class H common stock, adjusted to reflect the GM Class H common stock split, increased to $7.87 at December 31, 2000, from $5.40 at December 31, 1999.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the GM Board. GM's four-quarter rolling-average RONA for continuing operations adjusted to exclude special items, excluding Hughes, was 11.1% and 13.8% as of December 31, 2000 and 1999, respectively.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   At December 31, 2000, the amount available for the payment of dividends on GM $1-2/3 par value and GM Class H common stocks was $9.8 billion and $19.7 billion, respectively. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1-2/3 par value common stock were $2.00 in 2000, 1999, and 1998. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.
   The dividends per share for the GM Series H 6.25% Automatically Convertible Preference Stock were $35.1172 in 2000. The GM Board also paid dividends in 2000 on the Series D and Series G Depositary Shares of $0.99 and $2.28 per share, respectively. The Series D preference stock was redeemed on May 2, 2000, and as a result, the amount paid on that date to the Series D shareholders of record included accrued and unpaid dividends as part of the total redemption price.

Euro Conversion

   On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. The euro trades on currency exchanges and the legacy currencies remain legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, euro denominated bills and coins will be issued and legacy currencies will be withdrawn from circulation.
   The Corporation has reviewed and has made required modifications to applicable information technology systems and contracts based on the new currency. At December 31, 2000, the conversion to the euro has not resulted, nor is the remaining transition expected to result in any material adverse impact on GM's financial position and results of operations.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide employment at December 31,
(in thousands)                                   2000        1999       1998(1)
                                                 ----        ----       ----
  GMNA                                            212         217        226
  GME                                              89          91 (2)     94(2)
  GMLAAM                                           24          23         24
  GMAP                                             11          10         10
  GMAC                                             29          27         24
  Hughes                                            9          18         15
  Other                                            12          12         13
                                                  ---         ---        ---
      Total employees                             386         398        406
                                                  ===         ===        ===

  Worldwide payrolls - continuing operations
   (in billions) (3)                            $21.6       $21.8      $20.4
  U.S. hourly payrolls (in billions) (4)         $9.4       $10.0       $8.8
  Average labor cost per active hour
   worked U.S. hourly                          $52.89      $50.51     $46.17

(1) Amounts have been adjusted to exclude Delphi employees.
(2) Amounts have been adjusted to include SAAB employees.
(3) Amounts have been adjusted to exclude Hughes' employees.
(4) Includes employees "at work" (excludes laid-off employees receiving benefits).



New Accounting Standards

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. GM adopted SFAS No. 133, as amended, on January 1, 2001. GM will record a one-time after-tax charge to income for the initial adoption of SFAS No. 133 totaling $6 million, as well as an after-tax unrealized loss of $77 million to other comprehensive income as of January 1, 2001. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein.
   In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this statement to have a material impact on GM's results of operations and financial position.

Forward-Looking Statements

   In this report, in reports subsequently filed by GM with the SEC on Forms 10-Q and 8-K, and in related comments by management of GM and Hughes, our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports which GM may file with the SEC on Forms 10-Q and 8-K:

   . Changes in economic  conditions,  currency  exchange  rates,  or  political stability in the major markets where the Corporation procures material, components, and supplies for the production of its principal products or where its products are produced, distributed, or sold (i.e., North America, Europe, Latin America, and Asia Pacific).
   . Shortages  of  fuel  or  interruptions  in  transportation  systems,  labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where the Corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Significant  changes in the  competitive  environment  in the major markets where the Corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Changes  in  the  laws,  regulations,  policies,  or  other  activities  of governments, agencies, and similar organizations where such actions may affect the production, licensing, distribution, or sale of the Corporation's products, the cost thereof, or applicable tax rates.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements (concluded)

   . The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.
   . With  respect  to  Hughes,   additional  risk  factors  include:   economic
     conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, ability of customers to obtain financing, and Hughes' ability to access capital to maintain its financial flexibility. Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation, are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space, or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch, and failure to become fully operational once launched. Delays in the production, or launch of a satellite, or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes' businesses. Hughes purchases in-orbit and launch insurance for its satellite fleet to mitigate the potential financial impact of in-orbit and launch failures. The insurance generally does not compensate for business interruption or loss of future revenues or customers. Certain of Hughes' insurance policies contain exclusions related to known anomalies and Hughes is self-insured for certain other satellites. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts, or the loss of other customers.


                                 * * * * * *


ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options, primarily to maintain the desired level of exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.

   A discussion of GM's accounting policies for derivative financial instruments is included in Note 1 to the GM consolidated financial statements. Further information on GM's exposure to market risk is included in Notes 19 and 20 to the GM consolidated financial statements.

   The following analyses provide quantitative information regarding GM's exposure to foreign currency exchange rate risk, interest rate risk, and commodity and equity price risk. GM uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with non-linear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed to as the result of operating cash flows and various financial instruments that are denominated in foreign currencies. At December 31, 2000 and 1999, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $13.6 billion and $11.2 billion, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.2 billion and $1.0 billion for 2000 and 1999, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. More specifically, the Corporation is exposed to interest rate risk associated with long term debt and contracts to provide commercial and retail financing, retain mortgage servicing rights, and retain assets related to mortgage securitization. In addition, GM is exposed to prepayment risk associated with its capitalized mortgage servicing rights. This risk is managed with U.S. Treasury options and futures, which exposes GM to basis risk since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights. At December 31, 2000 and 1999, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $18.1 billion and $18.8 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $385 million and $127 million for 2000 and 1999, respectively. At December 31, 2000 and 1999, the net fair value asset of financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.2 billion and $2.7 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $217 million and $39 million for 2000 and 1999, respectively. This analysis excludes GM's operating lease portfolio. A fair value change in the debt that funds this portfolio would potentially have a diametric impact on the fair value of the portfolio itself. As such, the overall impact to the fair value of financial instruments from a hypothetical change in interest rates may be overstated.

Commodity Price Risk
   GM is exposed to changes in prices of commodities used in its Automotive business, primarily associated with various non-ferrous metals used in the manufacturing of automotive components. GM enters into commodity forward and option contracts to offset such exposure. At December 31, 2000 and 1999, the net fair value asset of such contracts was approximately $51 million and $151 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $152 million and $210 million for 2000 and 1999, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM is exposed to changes in prices of various available-for-sale equity securities in which it invests. At December 31, 2000 and 1999, the fair value of such investments was approximately $3.3 billion and $3.2 billion, respectively. The potential loss in fair value resulting from a 10% adverse change in equity prices would be approximately $330 million and $323 million for 2000 and 1999, respectively.



                                 * * * * * *

            RESPONSIBILITIES FOR CONSOLIDATED FINANCIAL STATEMENTS


   The following consolidated financial statements of General Motors Corporation and subsidiaries were prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts based on judgments of management.

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

   Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of General Motors Corporation and subsidiaries and issue reports thereon. The audit is conducted in accordance with auditing standards generally accepted in the United States of America that comprehend the consideration of internal control and tests of transactions to the extent necessary to form an independent opinion on the financial statements prepared by management. The Independent Auditors' Report appears on the next page.

   The Board of Directors, through the Audit Committee (composed entirely of non-employee Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2000 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To ensure complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.


/s/John F. Smith, Jr.   /s/G. Richard Wagoner, Jr.    /s/John M. Devine
John F. Smith, Jr.      G. Richard Wagoner, Jr.       John M. Devine
Chairman                President and                 Vice Chairman and
                        Chief Executive Officer       Chief Financial Officer

Independent Auditors' Report

General Motors Corporation, its Directors, and Stockholders:

   We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 17, 2001

































                                      II-14
ITEM 8

                        CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                           ----------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
                                  (dollars in millions except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues
   (Notes 1, 2, and 22)                 $184,632      $176,558      $155,445
                                        --------      --------      --------
Cost of sales and other expenses
   (Notes 2, 3, and 22)                  145,664       140,708       127,785
Selling, general, and administrative
  expenses                                22,252        19,053        16,087
Interest expense (Note 13)                 9,552         7,750         6,629
                                         -------       -------       -------
  Total costs and expenses               177,468       167,511       150,501
                                         -------       -------       -------
Income from continuing operations
   before income taxes
   and minority interests                  7,164         9,047         4,944
Income tax expense (Note 8)                2,393         3,118         1,636
Equity income/(loss) and
   minority interests                       (319)         (353)         (259)
                                           -----         -----         -----
Income from continuing operations          4,452         5,576         3,049
Income (loss) from discontinued
   operations (Note 1)                         -           426           (93)
                                           -----         -----         -----
  Net income                               4,452         6,002         2,956
Dividends on preference stocks (Note 17)    (110)          (80)          (63)
                                           -----         -----         -----
  Earnings attributable to common stocks  $4,342        $5,922        $2,893
                                           =====         =====         =====

Basic earnings (losses) per
   share attributable to
   common stocks (Note 18)
$1-2/3 par value
  Continuing operations                    $6.80         $8.70         $4.40
  Discontinued operations (Note 1)             -          0.66         (0.14)
                                            ----          ----          ----
Earnings per share attributable
   to $1-2/3 par value                     $6.80         $9.36         $4.26
                                            ====          ====          ====
Earnings per share attributable
   to Class H                              $0.56        $(0.26)        $0.23
                                            ====          ====          ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 18)
$1-2/3 par value
  Continuing operations                    $6.68         $8.53         $4.32
  Discontinued operations (Note 1)             -          0.65         (0.14)
                                            ----          ----          ----
Earnings per share attributable
   to $1-2/3 par value                     $6.68         $9.18         $4.18
                                            ====          ====          ====
Earnings per share attributable
   to Class H                              $0.55        $(0.26)        $0.23
                                            ====          ====          ====



Reference should be made to the notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF INCOME - concluded

                                                Years Ended December 31,
                                           ----------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
                                                  (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues
   (Notes 1, 2, and 22)                 $160,627      $156,107      $137,161
                                        --------      --------      --------
Cost of sales and other expenses
   (Notes 2, 3, and 22)                  138,303       134,111       121,491
Selling, general, and administrative
   expenses                               16,246        14,324        11,918
                                         -------       -------       -------
  Total costs and expenses               154,549       148,435       133,409
                                         -------       -------       -------
Interest expense (Note 13)                   815           828           786
Net expense from transactions with
   Financing and Insurance Operations
   (Note 1)                                  682           308            82
                                          ------        ------       -------
Income from continuing
   operations before income
   taxes and minority interests            4,581         6,536         2,884
Income tax expense (Note 8)                1,443         2,167         1,018
Equity income/(loss) and minority
   interests                                (299)         (327)         (239)
                                           -----         -----         -----
Income from continuing operations          2,839         4,042         1,627
Income (loss) from discontinued
   operations (Note 1)                         -           426           (93)
                                           -----         -----         -----
  Net income - Automotive, Communications
    Services, and Other Operations        $2,839        $4,468        $1,534
                                           =====         =====         =====



                                                Years Ended December 31,
                                           ----------------------------------
                                            2000          1999          1998
                                            ----          ----          ----
                                                  (dollars in millions)

FINANCING AND INSURANCE OPERATIONS

Total revenues                           $24,005       $20,451       $18,284
                                          ------        ------        ------

Interest expense (Note 13)                 8,737         6,922         5,843
Depreciation and amortization
   expense (Note 9)                        5,982         5,445         4,920
Operating and other expenses               5,805         4,595         4,067
Provisions for financing and
   insurance losses (Notes 1 and 22)       1,580         1,286         1,476
                                           -----         -----         -----
  Total costs and expenses                22,104        18,248        16,306
                                          ------        ------        ------
Net income from transactions
   with Automotive,
   Communications Services,
   and Other Operations (Note 1)            (682)         (308)          (82)
                                           -----         -----         -----
Income before income taxes and
   minority interests                      2,583         2,511         2,060
Income tax expense (Note 8)                  950           951           618
Equity income/(loss) and
   minority interests                        (20)          (26)          (20)
                                           -----         -----         -----
  Net income - Financing and
   Insurance Operations                   $1,613        $1,534        $1,422
                                          ======        ======        ======


The above supplemental consolidating information is explained in Note 1, "Nature of Operations."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                           -------------------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES                2000           1999
                                                           ----           ----
                        ASSETS                            (dollars in millions)
Automotive, Communications Services,
   and Other Operations
Cash and cash equivalents (Note 1)                       $9,119        $9,730
Marketable securities (Note 4)                            1,161         1,698
                                                        -------       -------
  Total cash and marketable securities                   10,280        11,428
Accounts and notes receivable (less allowances)           5,835         5,093
Inventories (less allowances) (Note 6)                   10,945        10,638
Equipment on operating leases (less accumulated
   depreciation) (Note 7)                                 5,699         5,744
Deferred income taxes and other current assets (Note 8)   8,388         9,006
                                                        -------       -------
  Total current assets                                   41,147        41,909
Equity in net assets of nonconsolidated associates        3,497         1,711
Property - net (Note 9)                                  33,977        32,779
Intangible assets - net (Notes 1 and 10)                  7,622         8,527
Deferred income taxes (Note 8)                           14,870        15,277
Other assets (Note 11)                                   32,243        25,358
                                                       --------      --------
  Total Automotive, Communications Services, and
    Other Operations assets                             133,356       125,561
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                        1,165           712
Investments in securities (Note 4)                        9,595         9,110
Finance receivables - net (Note 5)                       92,415        80,627
Investment in leases and other receivables (Note 7)      36,752        36,407
Other assets (Note 11)                                   27,846        21,312
Net receivable from Automotive,
   Communications Services, and
   Other Operations (Note 1)                              1,971         1,001
                                                        -------       -------
  Total Financing and Insurance Operations assets       169,744       149,169
                                                        -------       -------
Total assets                                           $303,100      $274,730
                                                        =======       =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services, and Other Operations
Accounts payable (principally trade)                    $18,309       $17,254
Loans payable (Note 13)                                   2,208         1,991
Accrued expenses (Note 12)                               33,252        32,854
Net payable to Financing and Insurance
   Operations (Note 1)                                    1,971         1,001
                                                         ------        ------
  Total current liabilities                              55,740        53,100
Long-term debt (Note 13)                                  7,410         7,415
Postretirement benefits other than pensions (Note 14)    34,306        34,166
Pensions (Note 14)                                        3,480         3,339
Other liabilities and deferred income taxes (Note 12)    15,768        17,426
                                                        -------       -------
  Total Automotive, Communications Services,
   and Other Operations liabilities                     116,704       115,446
Financing and Insurance Operations
Accounts payable                                          7,416         4,262
Debt (Note 13)                                          135,037       122,282
Other liabilities and deferred income taxes (Note 12)    12,922        11,282
                                                       --------      --------
  Total Financing and Insurance Operations liabilities  155,375       137,826
Minority interests                                          707           596
General Motors - obligated mandatorily
   redeemable preferred securities of
   subsidiary trusts holding solely junior
   subordinated debentures of General Motors
   (Note 16)
    Series D                                                  -            79
    Series G                                                139           139
Stockholders' equity (Note 17)
$1-2/3 par value common stock (issued,
   548,181,757 and 619,412,233 shares)                      914         1,033
Class H common stock (issued, 875,286,559
   and 411,345,561 shares)                                   88            14
Capital surplus (principally additional paid-in capital) 21,020        13,794
Retained earnings                                        10,119         6,961
                                                         ------        ------
    Subtotal                                             32,141        21,802
Accumulated foreign currency translation adjustments     (2,502)       (2,033)
Net unrealized gains on securities                          581           996
Minimum pension liability adjustment                        (45)         (121)
                                                         ------        ------
    Accumulated other comprehensive loss                 (1,966)       (1,158)
                                                         ------        ------
      Total stockholders' equity                         30,175        20,644
                                                        -------       -------
Total liabilities and stockholders' equity             $303,100      $274,730
                                                        =======       =======

Reference should be made to the notes to consolidated financial statements.



                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For The Years Ended December 31,
                                      -----------------------------------------------------------------------------------
                                                 2000                         1999                         1998
                                      ------------------------     ------------------------     -------------------------
                                      Automotive,    Financing     Automotive,    Financing     Automotive,    Financing
                                      Comm.Serv.,       and        Comm.Serv.,       and        Comm.Serv.,      and
                                      and Other      Insurance     and Other      Insurance     and Other      Insurance
                                      -----------    ---------     -----------    ---------     -----------    ---------
Cash flows from operating activities                            (dollars in millions)
Income from continuing operations       $2,839        $1,613         $4,042        $1,534         $1,627        $1,422
Adjustments to reconcile income from
  continuing operations to net cash
  provided by operating activities
   Depreciation and amortization
    expenses                             7,429         5,982          6,873         5,445          6,227         4,920
   Postretirement benefits
    other than pensions,
    net of payments and
    VEBA contributions                     772            27         (1,057)           21            157            31
   Pension expense, net of contributions   128             -           (808)            -            223             -
   Originations and purchases
    of mortgage loans                        -       (51,202)             -       (53,006)             -       (54,433)
   Proceeds on sales of mortgage loans       -        51,444              -        55,777              -        51,582
   Originations and purchases of
    mortgage securities                      -        (1,571)             -        (1,309)             -        (2,237)
   Proceeds on sales of
    mortgage securities                      -           994              -         1,545              -           849
   Change in other investments and
     miscellaneous assets                1,154        (1,692)           522          (127)          (162)          932
   Change in other operating assets
    and liabilities (Note 1)               724         2,505          7,523           (23)            90         1,468
   Other                                (2,175)          779           (951)          944            581         1,066
                                       -------        ------        -------      --------         ------        ------
Net cash provided by operating
   activities                          $10,871        $8,879        $16,144       $10,801         $8,743        $5,600
                                       -------        ------        -------       -------         ------        ------

Cash flows from investing activities
Expenditures for property               (9,200)         (522)        (7,061)         (323)        (7,952)         (279)
Investments in marketable securities
   - acquisitions                       (2,520)      (24,599)        (4,149)      (21,257)       (13,010)      (21,152)
Investments in marketable securities
   - liquidations                        3,057        24,114          2,886        20,593         16,272        21,688
Mortgage servicing rights
   - acquisitions                            -        (1,096)             -        (1,424)             -        (1,862)
Mortgage servicing rights
   - liquidations                            -            12              -            35              -            80
Finance receivables - acquisitions           -      (214,666)             -      (186,379)             -      (155,613)
Finance receivables - liquidations           -       143,242              -       130,293              -       114,662
Proceeds from sales of finance
   receivables                               -        58,369              -        48,178              -        27,681
Operating leases - acquisitions         (6,709)      (15,174)        (6,415)      (16,750)        (6,397)      (17,128)
Operating leases - liquidations          6,149         9,844          4,243         7,836          5,609         9,777
Investments in companies,
   net of cash acquired                 (4,302)       (2,077)        (2,706)       (2,402)          (971)         (173)
Net investing activity with Financing
   and Insurance Operations             (1,069)            -             75             -            338             -
Other                                    3,281            93           (924)          732           (889)         (242)
                                        ------        ------         ------        ------          -----        ------
Net cash used in investing activities  (11,313)      (22,460)       (14,051)      (20,868)        (7,000)      (22,561)
                                        ------        ------         ------        ------          -----        ------

Cash flows from financing activities
Net increase (decrease) in loans
   payable                                 142         7,723            140        (2,500)           (94)        8,280
Long-term debt - borrowings              5,279        22,414          9,090        26,471          2,937        21,098
Long-term debt - repayments             (6,196)      (16,196)        (8,281)      (13,078)        (1,492)      (11,377)
Net financing activity with
   Automotive, Communications
   Services, and Other Operations            -         1,069              -           (75)             -          (338)
Repurchases of common and preference
   stocks                               (1,613)            -         (3,870)            -         (3,089)            -
Proceeds from issuing common and
   preference stocks                     2,792             -          2,090             -            343             -
Cash dividends paid to stockholders     (1,294)            -         (1,367)            -         (1,388)            -
                                         -----        ------          -----        ------          -----        ------
Net cash (used in) provided by
   financing activities                   (890)       15,010         (2,198)       10,818         (2,783)       17,663
                                         -----        ------          -----        ------          -----        ------
Effect of exchange rate changes
   on cash and cash equivalents           (249)           (6)          (206)            -            315             2
Net transactions with Automotive/
   Financing Operations                    970          (970)           185          (185)         1,135        (1,135)
                                           ---          ----            ---          ----          -----        ------
Net cash (used in) provided by
   continuing operations                  (611)          453           (126)          566            410          (431)
Net cash provided by (used in)
   discontinued operations (Note 1)          -             -            128             -           (378)            -
                                         -----         -----            ---         -----            ---         -----
Net (decrease)  increase in cash
   and cash equivalents                   (611)          453              2           566             32          (431)
Cash and cash equivalents at
   beginning of the year                 9,730           712          9,728           146          9,696           577
                                         -----         -----          -----         -----          -----         -----
Cash and cash equivalents at
   end of the year                      $9,119        $1,165         $9,730          $712         $9,728          $146
                                        ======        ======         ======          ====         ======          ====


Reference should be made to the notes to consolidated financial statements.



               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, and 1998

                                                                                           Accumulated
                                               Total                                          Other          Total
                                              Capital  Capital  Comprehensive  Retained   Comprehensive   Stockholders'
                                               Stock   Surplus      Income     Earnings        Loss          Equity
                                               -----   -------      ------     --------        ----          ------
                                                                    (dollars in millions)
Balance at January 1, 1998                    $1,167   $15,369                   $5,416      $(4,368)       $17,584
Shares reacquired                                (75)   (3,105)                       -            -         (3,180)
Shares issued                                     12       397                        -            -            409
Comprehensive income:
  Net income                                       -         -      $2,956        2,956            -          2,956
                                                                     -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments     -         -        (279)           -            -              -
      Unrealized losses on securities              -         -         (23)           -            -              -
      Minimum pension liability adjustment         -         -      (1,027)           -            -              -
                                                                     -----
         Other comprehensive loss                  -         -      (1,329)           -       (1,329)        (1,329)
                                                                     -----
           Comprehensive income                    -         -      $1,627            -            -              -
                                                                     =====
Cash dividends                                     -         -                   (1,388)           -         (1,388)
                                               -----    ------                   ------        -----        -------
Balance at December 31, 1998                   1,104    12,661                    6,984       (5,697)        15,052
Shares reacquired                                (76)   (3,794)                       -            -         (3,870)
Shares issued                                     19     3,588                        -            -          3,607
Comprehensive income:
  Net income                                       -         -      $6,002        6,002            -          6,002
                                                                     -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments     -         -        (944)           -            -              -
      Unrealized gains on securities               -         -         515            -            -              -
      Minimum pension liability adjustment         -         -       4,968            -            -              -
                                                                     -----
         Other comprehensive income                -         -       4,539            -        4,539          4,539
                                                                     -----
            Comprehensive income                   -         -     $10,541            -            -              -
                                                                    ======
Cash dividends                                     -         -                   (1,367)           -         (1,367)
Delphi initial public offering (Note 1)            -     1,244                        -                       1,244
Delphi spin-off (Note 1)                           -        95                   (4,658)           -         (4,563)
                                               -----    ------                   ------        -----         ------
Balance at December 31, 1999                   1,047    13,794                    6,961       (1,158)        20,644
Shares reacquired                               (184)   (9,626)                       -            -         (9,810)
Shares issued                                    139    16,852                        -            -         16,991
Comprehensive income:
  Net income                                       -         -      $4,452        4,452            -          4,452
                                                                     -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments     -         -        (469)           -            -              -
      Unrealized losses on securities              -         -        (415)           -            -              -
      Minimum pension liability adjustment         -         -          76            -            -              -
                                                                     -----
         Other comprehensive loss                  -         -        (808)           -         (808)          (808)
                                                                     -----
            Comprehensive income                   -         -      $3,644            -            -              -
                                                                     =====
Cash dividends                                     -         -                   (1,294)           -         (1,294)
                                               -----    ------                   ------        -----         ------
Balance at December 31, 2000                  $1,002   $21,020                  $10,119      $(1,966)       $30,175
                                               =====    ======                   ======        =====         ======


Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of General Motors Corporation (hereinafter referred to as the Corporation) and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries (Hughes), (collectively referred to as "General Motors" or "GM"). General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case, the cost method of accounting is used. The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for the periods ended December 31, 1999 and 1998. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 2000, filed separately with the Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 2000, and related Hughes Annual Report on Form 10-K filed separately with the Securities and Exchange Commission.
   Certain amounts for 1999 and 1998 have been reclassified to conform with the 2000 classifications.

Nature of Operations
   GM presents separate supplemental consolidating statements of income and other financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Transactions between businesses have been eliminated in the Corporation's consolidated statements of income. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations to Automotive, Communications Services, and Other Operations.

Use of Estimates in the  Preparation of the Financial  Statements
   The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from those estimates.

Revenue Recognition
   Sales are generally recorded when products are shipped (when title and risks and rewards of ownership have passed), or when services are rendered to independent dealers or other third parties. Provisions for dealer sales incentives, allowances, and rebates are made at the time of vehicle sales. Incentives related to vehicles previously sold are recognized as reductions to sales when announced.
   Financing revenue is recorded over the terms of the receivables using the interest method. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease term.
   Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commission, premium taxes, and other costs incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses and loss expenses includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

Product-Related Expenses
   Advertising  and  sales  promotion,   research  and  development,  and  other
product-related costs are charged to expense as incurred. Provisions for estimated expenses related to product warranty are made at the time the products are sold. Advertising expense was $4.3 billion in 2000, $4.5 billion in 1999, and $3.7 billion in 1998. Research and development expense was $6.6 billion in 2000, $6.8 billion in 1999, and $6.3 billion in 1998.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1.  Significant Accounting Policies (continued)

Depreciation and Amortization
   Depreciation of real estate, plants and equipment is provided based on the estimated useful lives of property groups, generally using accelerated methods, which accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives.
   Equipment on operating leases is depreciated on a straight-line basis over the term of the lease agreement. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.
   Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Replacement of special tools for reasons other than changes in products is charged directly to cost of sales.
   Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years.

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

Valuation of Long-Lived Assets
   GM periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, including goodwill and other intangible assets, when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Foreign Currency Translation
   Foreign currency exchange transaction and translation losses on an after-tax basis included in consolidated net income in 2000, 1999, and 1998, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, amounted to $100 million, $162 million, and $298 million, respectively.

Stock-Based Compensation
   As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, GM applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options and other stock-based employee compensation awards.

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Statement of Cash Flows Supplementary Information
                                                  Years Ended December 31,
                                                ----------------------------
                                                 2000       1999       1998
                                                 ----       ----       ----
                                                   (dollars in millions)
Automotive, Communications Services,
   and Other Operations
-----------------------------------
Changes in other operating assets and
   liabilities were as follows:
  Accounts receivable                           $(625)     $(659)      $(80)
  Prepaid expenses and other deferred charges      66       (623)       217
  Inventories                                    (297)       (66)      (494)
  Accounts payable                              1,254      5,606      1,249
  Deferred taxes and income taxes payable        (629)      (160)    (2,315)
  Accrued expenses and other liabilities          955      3,425      1,513
                                                  ---      -----      -----
     Total                                       $724     $7,523        $90
                                                  ===      =====         ==

Cash paid for interest and income
   taxes was as follows:
  Interest                                       $968       $526       $435
  Income taxes                                 $2,310     $2,166     $1,132

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1.  Significant Accounting Policies (continued)

Statement of Cash Flows Supplementary Information (concluded)

   During 2000, Automotive, Communications Services, and Other Operations made investments in companies, net of cash acquired of approximately $4.3 billion. This amount consists primarily of GM's purchase of a 20% equity interest in Fuji Heavy Industries Ltd. (Fuji) for approximately $1.3 billion and GM's acquisition of a 20% interest in Fiat Auto Holdings, B.V. (Fiat Auto) for $2.4 billion. In addition, Fiat S.p.A. purchased approximately 32 million shares of GM $1-2/3 par value common stock for $2.4 billion which is included in proceeds from issuing common and preference stocks.

                                                  Years Ended December 31,
                                               -----------------------------
Financing and Insurance Operations              2000        1999       1998
----------------------------------              ----        ----       ----
                                                   (dollars in millions)
Changes in other operating assets and
   liabilities were as follows:
  Other receivables                             $(726)     $(269)      $206
  Other assets                                    (29)       (83)       (36)
  Accounts payable                              3,155        114        858
  Deferred taxes and other liabilities            105        215        440
                                                -----        ---      -----
     Total                                     $2,505       $(23)    $1,468
                                                =====         ==      =====

Cash paid for interest and income
   taxes was as follows:
  Interest                                     $8,511     $6,618     $5,695
  Income taxes                                   $475       $214       $138

Derivative Instruments
   GM is party to a variety of foreign exchange, interest rate, and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
   Foreign exchange forward and option contracts are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm foreign currency commitments. Additionally, certain foreign exchange option contracts receive hedge accounting treatment to the extent such contracts hedge certain anticipated foreign currency transactions. Gains and losses on such contracts are deferred and recognized with the related transactions.
   Gains and losses from interest rate swaps and options that are designated, and are effective, as hedges of underlying debt obligations are used to adjust interest expense recognized over the lives of the underlying debt agreements. Gains and losses from terminated hedge contracts are deferred and amortized over the remaining period of the original swap or the remaining term of the underlying exposure, whichever is shorter. Open interest rate contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure.
   GM also enters into commodity forward and option contracts. Since GM has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. Commodity forward contracts and options are accounted for as hedges to the extent they are designated, and are effective, as hedges of firm or anticipated commodity purchase contracts. Gains and losses on such contracts are deferred and recognized with the related transactions. Derivative instruments that do not qualify for hedge accounting treatment are marked to market and the related gains and losses are included in net income.

New Accounting Standards
   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No.
133. GM adopted SFAS No. 133, as amended, on January 1, 2001. GM will record a one-time after-tax charge to income for the initial adoption of SFAS No. 133 totaling $6 million, as well as an after-tax unrealized loss of $77 million to other comprehensive income as of January 1, 2001. The outcome of pending issues at the FASB and the Derivatives Implementation Group could impact the amount of the cumulative transition adjustment presented herein.
   In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for the recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this statement to have a material impact on GM's results of operations and financial position.
                                      II-22


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (concluded)

Discontinued Operations
   On February 5, 1999, Delphi completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999, GM distributed to holders of its $1-2/3 par value common stock 80.1% of the outstanding shares of Delphi, which resulted in 0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares (around 12.4 million shares), to a Voluntary Employee Beneficiary Association (VEBA) trust established by GM to fund benefits to its hourly retirees. In total, the complete separation of
Delphi in the year ended December 31, 1999 resulted in a reduction to stockholders' equity of approximately $3.3 billion.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for the periods ended December 31, 1999 and 1998.
   Delphi  net  sales   (including  sales  to  GM)  included  in  discontinued
operations totaled $12.5 billion and $28.5 billion for the years ended December 31, 1999 and 1998, respectively. Income (loss) from Delphi discontinued operations of $426 million and $(93) million for the years ended December 31, 1999 and 1998, is reported net of income tax expense (benefit) of $314 million and $(173) million, respectively.

NOTE 2.  Asset Impairments

   GM periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, when events and circumstances warrant such review. These evaluations and reviews are generally done in conjunction with the annual business planning cycle.
   In 2000, GM recorded pre-tax charges against income for asset impairments of $917 million ($587 million after-tax, or $0.99 per share of GM $1-2/3 par value common stock). GM did not record any such pre-tax charges against income in 1999. In 1998, GM recorded pre-tax charges against income of $122 million ($165 million after-tax, or $0.24 per share of GM $1-2/3 par value common stock).
These  charges  are  components  of the  following  line  items  in  the  income statement:
                                             Years Ended December 31,
                                             ------------------------
                                            2000      1999       1998
                                            ----      ----       ----
                                              (dollars in millions)
Total net sales and revenues                $315      $ -          $-
Cost of sales and other expenses             602        -         122
                                             ---       --         ---
  Total                                     $917        -        $122
                                             ===       ==         ===

   In 2000, the pre-tax charges were comprised of $572 million ($356 million after-tax) for GM North America (GMNA), and $345 million ($231 million after-tax) for GM Europe (GME). The amount is related to the write-down of special tools and equipment on operating leases as a result of the phase-out of the Oldsmobile division as the current model lineup product lifecycles come to an end, or until the models are no longer economically viable, and the reduction in production capacity at GME, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the U.K.
   In 1998, the pre-tax charges were comprised of $37 million ($38 million after-tax) for GMNA, $48 million ($30 million after-tax) for GM Latin America/Africa/Mid-East (GMLAAM), and $37 million ($97 million after-tax) for GM Asia Pacific (GMAP). The amount represents the write-down of certain tooling and other property, plant, and equipment that was determined to be impaired.

NOTE 3. Postemployment Benefit Costs

   GM records liabilities for termination and other postemployment benefits to be paid pursuant to union or other contractual agreements in connection with closed plants in North America. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.
   In the fourth quarter of 2000, GM recognized postemployment benefits liabilities associated with reductions in production capacity and conversions at the following U.S. plants: Oklahoma City, Oklahoma; Delta Engine, Lansing, Michigan; Spring Hill, Tennessee; and Wilmington, Delaware. The 2000 charge relates to approximately 4,000 U.S. employees and increased cost of sales by $473 million ($294 million after-tax, or $0.50 per share of GM $1-2/3 par value common stock).

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 3. Postemployment Benefit Costs (concluded)

   In the fourth quarter of 1999, as a result of several factors, including the separation of Delphi from GM, a stronger than expected U.S. vehicle market, and changes to the National Labor Agreement between GM and the UAW, GM reversed postemployment benefits liabilities for employees at closed plants through an adjustment to cost of sales totaling approximately $892 million ($553 million after-tax, or $0.84 per share of GM $1-2/3 par value common stock). The 1999 adjustment of postemployment benefit costs reflects the decrease in the number of excess employees at December 31, 1999, as compared with December 31, 1998, as well as a shortened duration of benefit payments based on current redeployment assumptions.
   The liability for postemployment benefits as of December 31, 2000 totals approximately $665 million, with anticipated spending of approximately 86% over the next three years. The following tables summarize the activity from December 31, 1998 through December 31, 2000 for this liability (dollars in millions):




                    December 31, 1999               2000 Activity              December 31, 2000
                    -------------------   ---------------------------------   -------------------
                      Excess                          Interest                           Excess
     Plant          Employees   Balance   Spending   Accretion   Adjustment   Balance   Employees
     -----          ---------   -------   --------   ---------   ----------   -------   ---------
   Buick City/
     Flint V-6         403        $50       $(19)       $3          $ -         $34        313
   Kalamazoo           459         43        (18)        2            -          27        289
   Flint V-8           659         51        (46)        2            -           7        106
   Van Nuys            366         96        (23)        5            -          78        329
   Tarrytown            61          6         (2)        -            -           4         61
   Framingham           91         16         (4)        1            -          13         37
   Danville             16          4         (1)        -            -           3          7
   Delta Engine          -          -          -         -           26          26        664
   Oklahoma City         -          -          -         -          221         221      2,080
   Spring Hill           -          -          -         -          107         107        444
   Wilmington            -          -          -         -          119         119        879
   Other               615         29         (3)        -            -          26        572
                     -----       ----       ----       ---          ---         ---        ---
     Total           2,670       $295      $(116)      $13         $473        $665      5,781
                     =====        ===        ===        ==          ===         ===      =====




                    December 31, 1998               1999 Activity              December 31, 1999
                    -------------------   ---------------------------------   -------------------
                      Excess                          Interest                           Excess
     Plant          Employees   Balance   Spending   Accretion   Adjustment   Balance   Employees
     -----          ---------   -------   --------   ---------   ----------   -------   ---------
   Buick City/
     Flint V-6 (1)   2,123       $537       $(56)      $29        $(460)        $50        403
   Kalamazoo         1,254        229        (46)       12         (152)         43        459
   Flint V-8           876        224        (30)       11         (154)         51        659
   Van Nuys            396        156        (17)        8          (51)         96        366
   Tarrytown            79         30         (4)        2          (22)          6         61
   Framingham           99         21         (2)        1           (4)         16         91
   Danville             47         18         (1)        1          (14)          4         16
   Other               658         72        (12)        4          (35)         29        615
                    ------      -----       ----       ---        -----        ----      -----
     Total           5,532     $1,287      $(168)      $68        $(892)       $295      2,670
                     =====      =====        ===        ==          ===         ===      =====

   (1)The reduction in excess employees at the Buick City assembly and Flint V-6 engine plants was a result of redeployment to other GM and Delphi plants (1,239) and retirement (481).

NOTE 4.  Marketable Securities

   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale securities are included as a separate component of stockholders' equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4.  Marketable Securities (continued)

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Investments in marketable securities were as follows (dollars in millions):

                                                 December 31, 2000
                                        --------------------------------------
                                                  Fair  Unrealized  Unrealized
                                        Cost     Value    Gains      Losses
                                        ----     -----    -----      ------
Type of security
Bonds, notes, and other securities
  United States government and agencies  $90       $91      $ 1        $ -
  States and municipalities                9         9        -          -
  Corporate debt securities and other  1,063     1,061        -          2
                                       -----     -----       --         --
Total marketable securities           $1,162    $1,161      $ 1        $ 2
                                       =====     =====       ==         ==

                                                 December 31, 1999
                                       ---------------------------------------
                                                 Fair  Unrealized  Unrealized
                                        Cost    Value    Gains       Losses
                                        ----    -----    -----       ------
Type of security
Bonds, notes, and other securities
  United States government and agencies $533      $528       $-         $5
  States and municipalities               21        21        -          -
  Corporate debt securities and other  1,154     1,149        1          6
                                       -----     -----        -        ---
Total marketable securities           $1,708    $1,698       $1        $11
                                       =====     =====        =         ==

   Debt securities totaling $256 million mature within one year and $905 million mature after one through five years. Proceeds from sales of marketable securities totaled $1.3 billion in 2000, $2.0 billion in 1999, and $4.4 billion in 1998. The gross gains related to sales of marketable securities were $1 million, $21 million, and $17 million in 2000, 1999, and 1998, respectively. The gross losses related to sales of marketable securities were $12 million, $6 million, and $11 million in 2000, 1999, and 1998, respectively.

Financing and Insurance Operations
----------------------------------

   Investments in securities were as follows (dollars in millions):

                                                December 31, 2000
                                        --------------------------------------
                                                 Fair   Unrealized  Unrealized
                                        Cost    Value     Gains       Losses
                                        ----    -----     -----       ------
Type of security
Bonds, notes, and other securities
  United States government and agencies $556      $565      $10        $ 1
  States and municipalities            1,492     1,567       81          6
  Mortgage-backed securities             387       384       14         17
  Corporate debt securities and other  2,520     2,506       47         61
                                       -----     -----      ---         --
Total debt securities
   available-for-sale                  4,955     5,022      152         85
  Mortgage-backed securities held for
    trading purposes                   3,516     3,516        -          -
                                       -----     -----    -----      -----
Total debt securities                  8,471     8,538      152         85
Equity securities                        766     1,057      395        104
                                      ------     -----      ---        ---
  Total investment in securities      $9,237    $9,595     $547       $189
                                       =====     =====      ===        ===

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4.  Marketable Securities (concluded)

   Investments in securities were as follows (dollars in millions):

                                                 December 31, 1999
                                        --------------------------------------
                                                  Fair  Unrealized  Unrealized
                                        Cost     Value    Gains       Losses
                                        ----     -----    -----       ------
Type of security
Bonds, notes, and other securities
  United States government and agencies $488      $476       $-        $12
  States and municipalities            1,534     1,540       47         41
  Mortgage-backed securities             480       453       10         37
  Corporate debt securities and other  2,515     2,491       39         63
                                       -----     -----       --        ---
Total debt securities
   available-for-sale                  5,017     4,960       96        153
  Mortgage-backed securities held for
    trading purposes                   2,889     2,889        -          -
                                       -----     -----      ---        ---
Total debt securities                  7,906     7,849       96        153
Equity securities                        685     1,261      634         58
                                      ------     -----      ---       ----
  Total investment in securities      $8,591    $9,110     $730       $211
                                       =====     =====      ===        ===

   Debt securities available-for-sale totaling $891 million mature within one year, $2.1 billion mature after one through five years, $797 million mature after five years through 10 years, and $1.3 billion mature after 10 years. Proceeds from sales of marketable securities totaled $3.5 billion in 2000, $2.9 billion in 1999, and $3.6 billion in 1998. The gross gains related to sales of marketable securities were $315 million, $292 million, and $218 million in 2000, 1999, and 1998, respectively. The gross losses related to sales of marketable securities were $147 million, $126 million, and $49 million in 2000, 1999, and 1998, respectively.

NOTE 5.  Finance Receivables and Securitizations

Finance Receivables - Net

   Finance receivables - net included the following (dollars in millions):
                                                           December 31,
                                                      ----------------------
                                                        2000          1999
                                                        ----          ----

   Retail                                            $51,337        $46,036
   Wholesale                                          26,993         23,987
   Commercial                                          5,546          3,550
   Leasing and lease financing                         2,178          2,681
   Term loans to dealers and others                   12,565          9,640
                                                      ------         ------
     Total finance receivables                        98,619         85,894

   Less - Unearned income                             (4,872)        (4,153)
     Allowance for financing losses                   (1,332)        (1,114)
                                                      ------         ------
     Total finance receivables - net                 $92,415        $80,627
                                                      ======         ======

   Finance receivables that originated outside the U.S. are $21.4 billion and $20.8 billion at December 31, 2000 and 1999, respectively. The aggregate amount of total finance receivables maturing in each of the five years following December 31, 2000 is as follows: 2001-$52.5 billion; 2002-$18.1 billion; 2003-$14.9 billion; 2004-$7.3 billion; 2005-$3.8 billion; and 2006 and thereafter-$2.0 billion.

Securitizations of Finance Receivables and Mortgage Loans

   The Corporation has sold retail finance receivables through special purpose subsidiaries with principal aggregating $5.2 billion in 2000, $5.1 billion in 1999, and $1.6 billion in 1998. These subsidiaries generally retain a subordinated investment of no greater than 6.25% of the total receivables pool and sell the remaining portion. Net pre-tax gains relating to such sales amounted to $14 million in 2000, $64 million in 1999, and $31 million in 1998. The Corporation's sold retail finance receivable servicing portfolio amounted to $7.0 billion and $5.6 billion at December 31, 2000 and 1999, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Finance Receivables and Securitizations (continued)

Securitizations of Finance Receivables and Mortgage Loans (continued)

   The Corporation has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $10.0 billion and $8.4 billion at December 31, 2000 and 1999, respectively. The Corporation is committed to sell eligible wholesale receivables arising in certain dealer accounts. During the years 2000, 1999, and 1998, there were no gains recorded on the sale of wholesale receivables. Due to the short-term nature of wholesale receivables, the fair value of retained interests in wholesale securitizations is assumed to approximate cost.

   When the Corporation securitizes retail and wholesale receivables, it retains interest-only strips, all or a portion of senior and subordinated tranches, servicing rights, and cash reserve accounts, all of which are retained interests in the securitized receivables. Interest-only strip receivables, cash deposits, and other related amounts are generally restricted assets and subject to limited recourse provisions. With respect to retained servicing responsibilities, the Corporation receives annual servicing fees approximating 2.0% (for retail receivables) and 1.0% (for wholesale receivables) of the outstanding balance. Additionally, the Corporation receives the rights to future cash flows arising after the investors in the securitization trust have received their contracted return.

   During 2000, GM sold residential, commercial, and other mortgage loans in securitization transactions, generally retaining servicing responsibilities and, in some cases, subordinated interests. In 2000, 1999 and 1998, GM recognized pre-tax gains of $723 million, $603 million, and $320 million, respectively, on the securitization of residential and commercial mortgages.

   At December 31, 2000, total mortgage loans owned or securitized totaled $86.8 billion, of which $79.1 billion had been securitized, $5.8 billion was held for sale, and $1.9 billion was held for investment (see Note 11). At that date, mortgage loans owned or securitized which were 60 days or more past due, totaled $3.0 billion.

   The investors and the securitization trusts associated with the sales of finance receivables and mortgage loans have no recourse to GM's other assets for failure of debtors to pay when due. The Corporation's retained interests are subordinate to the investors' interests. Their fair value is subject to credit, prepayment, and interest rate risks on the transferred assets.

   The resulting gain or loss on securitization transactions is determined by allocating the carrying amount of the loans or finance receivables between the securities sold and the interests retained based on their relative fair value at the date of sale. Fair values are based on quoted market prices if available. Otherwise, the fair value of the retained interests is estimated based on the present value of expected future cash flows.

   Key economic assumptions used in measuring the fair value of retained interests at the date of the securitization, for securitizations completed during 2000, were as follows:
                                                          Mortgage Loans
                                  Retail Finance  ------------------------------
                                    Receivables     Residential      Commercial
                                  --------------    -----------      ----------

Prepayment speed                   1.2% to 1.7%   10.5% to 38.0%   0.0% to 68.0%
Weighted-average life (in years)    1.4 to 1.7      1.7 to 6.3      2.6 to 10.4
Residual cash flows discounted at  9.5% to 12.0%   6.5% to 14.0%  12.7% to 34.0%
Variable returns to transferees   One month LIBOR     Forward benchmark
                                  plus contractual    interest rate yield curve
                                  spread ranging      plus contractual spread
                                  from 7 to 9 basis
                                  points

   Expected credit losses used in measuring the fair value of retained interests in residential and commercial mortgage loans securitized during 2000
were   0.0%  to  21.7%  and  0.0%  to  2.0%,   respectively,   at  the  date  of
securitization.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Finance Receivables and Securitizations (concluded)

Securitization of Finance Receivables and Mortgage Loans (concluded)

   At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):

                                                         Mortgage Loans
                                  Retail Finance  ------------------------------
                                    Receivables     Residential      Commercial
                                  --------------    -----------      ----------
Carrying amount/fair value
   of retained interests              $1,196          $2,368           $292

Prepayment speed (annual rate)     1.2% to 1.7%   12.7% to 38.9%   0.0% to 68.0%
   Reduction in fair value due to
     10% adverse change                 $3            $160              $1
   Reduction in fair value due to
     20% adverse change                 $6            $313              $1

Residual cash flows discount
   rate (annual rate)              9.3% to 12.0%   6.5% to 13.9%   9.9% to 34.0%
   Reduction in fair value due to
    10% adverse change                  $4             $89             $23
   Reduction in fair value due to
    20% adverse change                  $9            $168             $37

Variable returns to transferees
   Reduction in fair value due to
    10% adverse change                  $4             $27             $ -
   Reduction in fair value due to
    20% adverse change                  $7             $55             $ -

   Expected credit losses used in the calculation of the fair value of residual cash flows at December 31, 2000 for residential and commercial mortgage loans were 0.0% to 21.7% and 0.0% to 3.0%, respectively. An immediate 10% adverse change in these assumptions would reduce the fair value of such cash flows by $97 million and $2 million for residential and commercial mortgage loans, respectively. An immediate 20% adverse change in these assumptions would reduce the fair value of such cash flows by $191 million and $4 million for residential and commercial mortgage loans, respectively.

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value instruments used to manage the interest rate and prepayment risks associated with these assets, as discussed in Note 19.

   The following summarizes cash flows received from (paid to) securitization trusts during the year ended December 31, 2000 (dollars in millions):

                                                         Mortgage Loans
                                  Retail Finance  ------------------------------
                                    Receivables     Residential      Commercial
                                  ---------------   -----------      ----------

Proceeds from new securitizations     $3,717           $24,959         $2,476
Servicing fees received                  190               212             13
Other cash flows received on
   retained interests                  2,181               483             46
Pool buybacks and purchases of
   delinquent assets                    (530)             (282)             -
Servicing advances                       (75)             (616)           (82)
Repayments of servicing advances          66               586             74

Mortgage Servicing Rights

   The fair value of GM's mortgage servicing rights totaled $4.1 billion and $3.5 billion at December 31, 2000 and 1999, respectively. The key economic assumptions used in the calculation of such fair values are prepayment speeds and discount rates. At December 31, 2000, a prepayment speed of 13.6% and a discount rate of 10.6% were used in the calculation of fair value. At that date, an immediate 10% and 20% adverse change in the assumed prepayment speed would reduce the fair value of mortgage servicing rights by $135 million and $262 million, respectively. An immediate 10% and 20% adverse change in the assumed discount rate would reduce the fair value of mortgage servicing rights by $113 million and $218 million, respectively. These sensitivities are hypothetical and should be used with caution for reasons similar to those discussed above.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                                              December 31,
                                                           -----------------
                                                           2000         1999
                                                           ----         ----

Productive material, work in process, and supplies       $5,555       $5,505
Finished product, service parts, etc.                     7,319        7,023
                                                          -----      -------
  Total inventories at FIFO                              12,874       12,528
   Less LIFO allowance                                    1,929        1,890
                                                          -----      -------
     Total inventories (less allowances)                $10,945      $10,638
                                                         ======       ======

   Inventories are stated generally at cost, which is not in excess of market. The cost of approximately 90% of U.S. inventories is determined by the last-in, first-out (LIFO) method. Generally, the cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.

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

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

  Equipment on operating leases and other assets was as follows (dollars in millions):

                                               December 31,
                                           ------------------
                                            2000        1999
                                            ----        ----

   Equipment on operating leases         $11,268     $10,754
   Less accumulated depreciation          (1,335)     (1,099)
                                          ------      ------
     Net book value                       $9,933      $9,655
                                          ======       =====

   Current                                $5,699      $5,744
   Noncurrent (Note 11)                    4,234       3,911
                                           -----       -----
     Net book value                       $9,933      $9,655
                                           =====       =====

Financing and Insurance Operations
----------------------------------

   Equipment on operating leases included in investment in leases and other receivables was as follows (dollars in millions):

                                              December 31,
                                          -------------------
                                            2000        1999

   Equipment on operating leases         $41,295     $41,522
   Less accumulated depreciation          (8,762)     (8,336)
                                         -------     -------
   Net book value                        $32,533     $33,186
                                          ======      ======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2000 are as follows:
Automotive, Communications Services, and Other Operations - 2001-$2.1 billion; 2002-$580 million; 2003-$544 million; 2004-$505 million; and 2005 - $450 million. Financing and Insurance Operations - 2001-$7.2 billion; 2002-$4.7 billion; 2003-$1.7 billion; 2004-$171 million; and 2005 - $10 million.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Income Taxes

   Income from continuing operations before income taxes and minority interests included the following (dollars in millions):
                                                    Years Ended December 31,
                                                    ------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----

U.S. income                                    $3,019      $4,156      $1,783
Foreign income                                  4,145       4,891       3,161
                                                -----       -----       -----
  Total                                        $7,164      $9,047      $4,944
                                                =====       =====       =====

   The provision for income taxes was estimated as follows (dollars in millions):

                                                    Years Ended December 31,
                                                    ------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----

Income taxes estimated to be payable currently
   U.S. federal                                   $45        $156         $83
   Foreign                                        971       1,368       1,952
   U.S. state and local                            72         308         295
                                               ------      ------      ------
     Total payable currently                    1,088       1,832       2,330
                                                -----       -----       -----
Deferred income tax expense (credit) - net
   U.S. federal                                   742       1,008         354
   Foreign                                        281         244        (852)
   U.S. state and local                           282          34        (196)
                                                -----      ------         ---
     Total deferred                             1,305       1,286        (694)
                                                -----       -----       -----

      Total income taxes                       $2,393      $3,118      $1,636
                                                =====       =====       =====

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed essentially permanently reinvested, of $13.4 billion at December 31, 2000, and $13.2 billion at December 31, 1999. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

                                                    Years Ended December 31,
                                                    ------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----

Tax at U.S. federal statutory income tax rate  $2,507      $3,166      $1,730
Foreign rates other than 35%                       78        (109)          1
Taxes on unremitted earnings of subsidiaries        -         138          92
Tax credits                                       (45)       (207)       (203)
Subsidiary settlement of affirmative
   claim with IRS                                   -           -         (92)
Other adjustments                                (147)        130         108
                                                -----       -----       -----
    Total income tax                           $2,393      $3,118      $1,636
                                                =====       =====       =====

   Deferred income tax assets and liabilities for 2000 and 1999 reflect the impact of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws as well as tax loss and tax credit carryforwards.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Income Taxes (concluded)

   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

                                                      December 31,
                                      ------------------------------------------
                                             2000                1999
                                             ----                ----
                                           Deferred Tax         Deferred Tax
                                           ------------         ------------
                                       Assets   Liabilities  Assets  Liabilities
                                       ------   -----------  ------  -----------

Postretirement benefits other
   than pensions                      $14,393        $ -   $14,351        $ -
Employee benefit plans                  2,884      8,182     3,189      7,596
Policy and warranty reserves            2,405          -     2,471          -
Sales and product reserves              2,547          -     2,587          -
Depreciation and amortization             652      3,742       577      3,696
Tax carryforwards                       3,202          -     3,184          -
Lease transactions                          -      3,911         -      3,844
Miscellaneous foreign                   4,150      1,372     3,233        887
Other                                   7,287      4,493     6,718      4,249
                                       ------     ------    ------     ------
  Subtotal                             37,520     21,700    36,310     20,272
Valuation allowances                     (717)         -      (789)         -
                                       ------     ------    ------     ------
     Total deferred taxes             $36,803    $21,700   $35,521    $20,272
                                       ======     ======    ======     ======

   Of the tax carryforwards, approximately 26% relates to the alternative minimum tax credit (which can be carried forward indefinitely) and approximately 18% relates to the U.S. state net operating loss carryforwards which will expire in the years 2001-2020 if not used. However, a substantial portion of the U.S. state net operating loss carryforwards will not expire until after the year 2005. The other tax credit carryforwards, consisting primarily of research and experimentation credits, will expire in the years 2004, 2011-2012, and 2018-2020 if not used.

NOTE 9.  Property - Net

   Property  -  net  included  the  following  for  Automotive,   Communications
Services, and Other Operations (dollars in millions):

                                              Estimated       December 31,
                                                Useful      ----------------
                                             Lives (Years)  2000        1999
                                             -------------  ----        ----

  Land                                            -         $924        $751
  Buildings and land improvements              2-40       12,997      13,898
  Machinery and equipment                      3-30       40,900      41,341
  Construction in progress                        -        4,664       3,787
                                                         -------     -------
    Real estate, plants, and equipment                    59,485      59,777
    Less accumulated depreciation                        (32,875)    (34,363)
                                                          ------      ------
      Real estate, plants, and equipment - net            26,610      25,414
      Special tools - net                                  7,367       7,365
                                                         -------     -------
        Total property - net                             $33,977     $32,779
                                                          ======      ======

   Financing and Insurance Operations had net property of $1.4 billion and $496 million recorded in other assets at December 31, 2000 and 1999, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 9.  Property - Net (concluded)

   Depreciation and amortization expense was as follows (dollars in millions):

                                                   Years Ended December 31,
                                                -----------------------------
                                                 2000       1999       1998
                                                 ----       ----       ----
Automotive, Communications Services,
   and Other Operations

   Depreciation                                $4,368     $4,155     $3,772
   Amortization of special tools                2,753      2,492      2,350
   Amortization of intangible assets (Note 10)    308        226        105
                                                -----      -----      -----
      Total                                    $7,429     $6,873     $6,227
                                                =====      =====      =====

Financing and Insurance Operations

   Depreciation and amortization expense       $5,982     $5,445     $4,920
                                                =====      =====      =====

NOTE 10.  Intangible Assets - Net

   Automotive, Communications Services, and Other Operations had net intangible assets of $7.6 billion and $8.5 billion at December 31, 2000 and December 31, 1999, respectively.
   Financing and Insurance Operations had net intangible assets of $3.2 billion and $2.9 billion recorded in other assets at December 31, 2000 and 1999, respectively.
   Intangible assets primarily consist of goodwill, which is the cost of acquired businesses in excess of the fair value of their identifiable net assets.

NOTE 11.  Other Assets

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Other assets included the following (dollars in millions):

                                                              December 31,
                                                          --------------------
                                                          2000            1999
                                                          ----            ----

Equipment on operating leases - noncurrent (Note 7)     $4,234          $3,911
Notes receivable from Delphi                                 -           1,538
Investments in equity securities (1)                     4,666           1,970
U.S. prepaid pension assets (Note 14)                   20,184          15,267
Other                                                    3,159           2,672
                                                        ------          ------
   Total other assets                                  $32,243         $25,358
                                                        ======          ======


(1)The balance at December 31, 2000 includes GM's 20% interest in Fiat Auto of $2.4 billion. This investment is accounted for using the cost method of accounting. Amounts also include the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM's intent to hold these securities for greater than one year. Balances include historical costs of $1.9 billion and $1.3 billion with unrealized gains of $495 million and $687 million and unrealized losses of $146 million and $36 million at December 31, 2000 and 1999, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11.  Other Assets (concluded)

Financing and Insurance Operations
----------------------------------

   Other assets included the following (dollars in millions):
                                                              December 31,
                                                          --------------------
                                                          2000            1999
                                                          ----            ----

Mortgage servicing rights                               $3,985          $3,422
Real estate mortgage - held for sale                     5,759           5,678
                     - held for investment               1,895           1,497
                     - lending receivables               2,960           1,801
Other mortgage - related assets                          1,451           1,094
Receivables purchased from factored clients              2,291             765
Due and deferred from receivables sales                  1,097             742
Rental car buybacks                                        826             712
Intangible assets                                        3,188           2,898
Other                                                    4,394           2,703
                                                        ------          ------
   Total other assets                                  $27,846         $21,312
                                                        ======          ======

NOTE 12.  Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):
                                                             December 31,
                                                          -------------------
                                                          2000            1999
                                                          ----            ----

Warranties, dealer and customer allowances,
   claims, and discounts                               $15,993         $15,284
Deferred revenue                                         9,974           9,504
Payrolls and employee benefits
   (excludes postemployment)                             4,609           5,211
Unpaid losses under self-insurance programs              2,031           1,923
Taxes, other than income taxes                           1,009           1,084
Interest                                                 1,401           1,542
Income taxes                                               445           1,006
Deferred income taxes                                    2,430           2,926
Postemployment benefits (including
   extended disability benefits)                         2,380           2,097
Other                                                    8,748           9,703
                                                        ------          ------
  Total accrued expenses, other liabilities,
   and deferred income taxes                           $49,020         $50,280
                                                       =======         =======

Financing and Insurance Operations
----------------------------------

   Other liabilities and deferred income taxes included the following (dollars in millions):

                                                              December 31,
                                                          --------------------
                                                          2000            1999
                                                          ----            ----
Unpaid insurance losses, loss adjustment
  expenses, and unearned insurance premiums             $3,870          $3,811
Postemployment benefits                                    761             722
Income taxes                                               571             439
Deferred income taxes                                    4,021           3,730
Interest                                                 1,828           1,602
Other                                                    1,871             978
                                                        ------          ------
  Total other liabilities and deferred income taxes    $12,922         $11,282
                                                        ======          ======

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13.  Long-Term Debt and Loans Payable

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

  Long-term debt and loans payable were as follows (dollars in millions):

                                       Weighted-Average
                                        Interest Rate         December 31,
                                       ----------------     -----------------
                                        2000     1999       2000        1999
                                        ----     ----       ----        ----
Long-term debt and loans payable
   Payable within one year
     Current portion of long-term debt  6.3%      6.3%      $415        $681
     Commercial paper (1)               5.8%      5.8%       519         405
     All other                          4.8%      4.8%     1,274         905
                                                           -----      ------
      Total loans payable                 -         -      2,208       1,991
   Payable beyond one year              8.1%      8.9%     7,438       7,444
   Unamortized discount                                      (28)        (29)
                                                          ------      ------
        Total long-term debt and loans payable            $9,618      $9,406

(1) The weighted-average interest rates for commercial paper include the impact of interest rate swap agreements.

   Long-term debt payable beyond one year at December 31, 2000 included maturities as follows: 2002 - $426 million; 2003 - $715 million; 2004 - $454 million; 2005 - $799 million; 2006 and after - $5.0 billion.
   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2000 included $1.5 billion in currencies other than the U.S. dollar, primarily the Swedish krona ($776 million), the Japanese yen ($435 million), the Brazilian real ($151 million), and the Canadian dollar ($64 million).
   At December 31, 2000 and 1999, long-term debt and loans payable for Automotive, Communications Services, and Other Operations included $8.3 billion and $7.4 billion, respectively, of obligations with fixed interest rates and $1.3 billion and $2.0 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap and cap agreements. The notional amounts of such agreements as of December 31, 2000 for Automotive, Communications Services, and Other Operations were approximately $1.2 billion ($200 million pay variable and $1.0 billion pay fixed) and $90 million, respectively. The notional amounts of such agreements as of December 31, 1999 were approximately $600 million ($400 million pay variable and $200 million pay fixed), and $100 million, respectively.
   GM and its subsidiaries maintain substantial lines of credit with various banks that totaled $11.6 billion at December 31, 2000, of which $4.3 billion represented short-term credit facilities and $7.3 billion represented long-term credit facilities. At December 31, 1999, bank lines of credit totaled $9.6 billion, of which $3.9 billion represented short-term credit facilities and $5.7 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $3.1 billion and $6.2 billion at December 31, 2000, compared with $3.5 billion and $4.8 billion at December 31, 1999. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 2000.

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13.  Long-Term Debt and Loans Payable (concluded)

Financing and Insurance Operations
----------------------------------

  Debt was as follows (dollars in millions):
                                       Weighted-Average
                                        Interest Rate         December 31,
                                       ----------------     ----------------
                                        2000     1999       2000        1999
                                        ----     ----       ----        ----
Debt
   Payable within one year
     Current portion of debt            6.5%     6.6%    $18,603     $14,996
     Commercial paper (1)               6.5%     5.8%     43,634      33,229
     All other                          4.6%     4.6%     14,506      18,727
   Payable beyond one year              6.4%     6.3%     58,846      55,952
   Unamortized discount                                     (552)       (622)
                                                         -------     -------
        Total debt                                      $135,037    $122,282
                                                         =======     =======
-----------------
(1) The weighted-average interest rates for commercial paper include the impact of interest rate swap agreements.

   Debt payable beyond one year at December 31, 2000 included maturities as follows: 2002 - $19.9 billion; 2003 - $14.1 billion; 2004 - $7.2 billion; 2005 -
$5.9 billion; 2006 and after - $11.7 billion.
   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2000 included $9.8 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($6.6 billion), the euro ($1.6 billion), the U.K. pound sterling ($738 million), and the Australian dollar ($573 million).
   At December 31, 2000 and 1999, debt for Financing and Insurance Operations included $86.1 billion and $78.3 billion, respectively, of obligations with fixed interest rates and $48.9 billion and $44.0 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap, cap, and floor agreements. The notional amounts of such agreements as of December 31, 2000 for financing and insurance operations were approximately $35.2 billion ($24.0 billion pay variable and $11.2 billion pay fixed), $74 million, and $83 million, respectively. The notional amounts for interest rate swap, cap, and floor agreements as of December 31, 1999, were approximately $26.1 billion ($18.1 billion pay variable and $8.0 billion pay fixed), $483 million, and $93 million, respectively.
   GM's financing and insurance subsidiaries maintain substantial lines of credit with various banks that totaled $48.5 billion at December 31, 2000, of which $17.5 billion represented short-term credit facilities and $31.0 billion represented long-term credit facilities. At December 31, 1999, bank lines of credit totaled $46.9 billion, of which $16.8 billion represented short-term credit facilities and $30.1 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $8.1 billion and $30.5 billion at December 31, 2000, compared with $6.3 billion and $29.3 billion at December 31, 1999. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 2000.

NOTE 14.  Pensions and Other Postretirement Benefits

   GM has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and salary history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   Pension plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, and GM Class H common stock (valued at December 31, 2000 at $3.4 billion).

                    GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14.  Pensions and Other Postretirement Benefits (continued)

   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made pension contributions to the U.S. hourly and salary plans of $5.0 billion in 2000 (consisting entirely of GM Class H common stock contributed during the second quarter of 2000), $794 million in 1999, and $1.1 billion in 1998. In addition, GM made pension contributions to all other U.S. plans of $69 million, $67 million, and $51 million in 2000, 1999, and 1998, respectively.
   Additionally, GM maintains hourly and salary benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Postretirement plan assets in GM's VEBA trust are invested primarily in fixed income securities and GM Class H common stock (valued at December 31, 2000 at $438 million).
   Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14.  Pensions and Other Postretirement Benefits (continued)

                                U.S. Plans           Non-U.S. Plans
                              Pension Benefits     Pension Benefits     Other Benefits
                              ----------------     ----------------     --------------
                              2000        1999     2000        1999     2000      1999
                              ----        ----     ----      ----       ----      ----
Change in benefit obligations                 (dollars in millions)
Benefit obligation at
   beginning of year       $73,269     $76,963   $9,728     $10,283  $44,683   $47,346
Service cost                   900       1,007      177         202      448       502
Interest cost                5,425       4,722      630         604    3,346     2,802
Plan participants'
   contributions                32          37       25          29       47        41
Amendments                       5       5,326        3         381      (49)        4
Actuarial losses(gains)      4,269      (4,565)     251        (700)   4,392        32
Benefits paid               (6,299)     (5,636)    (503)       (511)  (2,805)   (2,368)
Divestitures-
   Delphi Spin-Off               -      (4,652)       -           -        -    (3,590)
   Hughes' satellite
    systems                 (1,263)          -        -           -        -         -
Curtailment charges
   and other                  (207)         67     (400)       (560)    (173)      (86)
                            ------      ------    -----       -----   ------     -----
   Benefit obligation
    at end of year          76,131      73,269    9,911       9,728   49,889    44,683
                            ------      ------    -----       -----   ------    ------
Change in plan assets
Fair value of plan assets
   at beginning of year     80,462      75,007    7,062       5,976    6,291     4,574
Actual return on plan assets   634      13,582      821         965      421       207
Employer contributions       5,031         861      187         566      743     1,970
Plan participants'
   contributions                32          37       25          29        -         -
Benefits paid               (6,299)     (5,636)    (386)       (391)    (731)     (460)
Divestitures-
   Delphi Spin-Off               -      (3,369)       -           -        -         -
   Hughes' satellite
    systems                 (1,841)          -        -           -        -         -
Settlement charges
   and other                  (153)        (20)    (312)        (83)       -         -
                            ------      ------    -----      ------    -----     -----
   Fair value of plan
    assets at end of year   77,866      80,462    7,397       7,062    6,724     6,291
                            ------      ------    -----      ------    -----     -----
Funded status                1,735       7,193   (2,514)     (2,666) (43,165)  (38,392)
Unrecognized actuarial
   loss(gain)                9,195      (2,463)     555         586    6,444     1,842
Unrecognized prior
   service cost              8,442       9,850      909       1,048      207       212
Unrecognized transition
   obligation (asset)            1         (47)      63          52        -         -
                            ------      ------      ---        ----   ------    ------
   Net amount recognized   $19,373     $14,533    $(987)      $(980)$(36,514) $(36,338)
                            ======      ======      ===         ===   ======    ======
Amounts recognized in the
   consolidated balance
   sheets consist of:
     Prepaid benefit cost  $20,184     $15,267   $1,676        $809     $  -      $  -
     Accrued benefit
       liability              (936)       (815)  (2,668)     (2,612) (36,514)  (36,338)
     Intangible asset           56          13        1         700        -         -
     Accumulated other
       comprehensive income     69          68        4         123        -         -
                            ------      ------      ---         ---   ------    ------
     Net amount recognized $19,373     $14,533    $(987)      $(980)$(36,514) $(36,338)
                            ======      ======      ===         ===   ======    ======

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.0 billion, $3.4 billion, and $0, respectively, as of December 31, 2000, and $7.3 billion, $6.8 billion, and $3.5 billion, respectively, as of December 31, 1999.


                                  U.S. Plans            Non-U.S. Plans
                                Pension Benefits      Pension Benefits        Other Benefits
                              --------------------  -------------------    --------------------
                              2000    1999    1998  2000   1999    1998    2000    1999    1998
                              ----    ----    ----  ----   ----    ----    ----    ----    ----
                                                    (dollars in millions)
Components of expense
Service cost                  $900  $1,007  $1,270  $177   $202    $214    $448    $502    $663
Interest cost                5,425   4,722   4,974   630    604     643   3,346   2,802   3,113
Expected return on
   plan assets              (7,666) (6,726) (6,815) (578)  (526)   (516)   (650)   (377)   (286)
Amortization of prior
   service cost              1,416     926   1,173    97     99      99     (42)   (104)   (116)
Amortization of transition
   asset                       (48)    (37)    (44)  (17)   (17)    (17)      -       -       -
Recognized net actuarial loss    8     348     331     2     79      75      70     124      97
Curtailments, settlements,
   and other                   235   2,351     207    24     22      48       -       -       -
Discontinued operations          -  (2,349)   (409)    -      -       -       -       -    (966)
                               ---   -----     ---   ---    ---     ---   -----   -----   -----
Net expense                   $270    $242    $687  $335   $463    $546  $3,172  $2,947  $2,505
                               ===    ====     ===   ===    ===     ===   =====   =====   =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 14.  Pensions and Other Postretirement Benefits (concluded)

                                  U.S. Plans            Non-U.S. Plans
                                Pension Benefits      Pension Benefits        Other Benefits
                              --------------------  -------------------    --------------------
                              2000    1999    1998  2000   1999    1998    2000    1999    1998
                              ----    ----    ----  ----   ----    ----    ----    ----    ----

Weighted-average assumptions
Discount rate                  7.3%    7.8%    6.8%  7.1%   7.1%    6.4%    7.7%    7.7%    6.7%
Expected return on
   plan assets                10.0%   10.0%   10.0%  9.0%   9.0%    9.2%    8.1%    8.3%    7.7%
Rate of compensation increase  5.0%    5.0%    5.0%  4.0%   4.0%    3.5%    4.3%    4.4%    4.4%

   For measurement purposes, an approximate 8.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease on a linear basis to 5.0% through 2007 and remain at that level thereafter.
   A one percentage point increase in the assumed health care trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $5.2 billion at December 31, 2000 and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 2000 by $450 million. A one percentage point decrease would have decreased the APBO by $4.4 billion and decreased the aggregate service and interest cost components of non-pension postretirement benefit expense for 2000 by $375 million.

NOTE 15.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable operating leases having terms in excess of one year primarily for real property: 2001-$541 million; 2002-$484 million; 2003-$406 million; 2004-$319 million; 2005-$273 million, and $1.3 billion in 2006 and thereafter. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $861 million, $825 million, and $826 million in 2000, 1999, and 1998, respectively.
   GM sponsors a credit card program, entitled the GM Card program, that offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders at December 31, 2000 was $3.8 billion and $3.7 billion at December 31, 1999 and 1998, respectively.
   As part of a marketing agreement entered into with America Online, Inc. (AOL) on June 21, 1999, Hughes committed to increase its sales and marketing expenditures through 2002 by approximately $1.5 billion related to DirecPC/AOL-Plus, DIRECTV, DIRECTV/AOL TV, and DirecDuo. At December 31, 2000, Hughes' remaining commitment under this agreement was approximately $1.1 billion.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships and environmental matters. In connection with the disposition by Hughes of its defense electronics business to Raytheon Company in 1997 and its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price and other matters that may result in payments by Hughes to the acquiring companies that would be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2000. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  Preferred Securities of Subsidiary Trusts

General Motors - Obligated Mandatorily Redeemable Preferred Securities
of Subsidiary Trusts
   In July 1997, the General Motors Capital Trust D (Series D Trust) issued approximately $79 million of its 8.67% Trust Originated Preferred Securitiessm (TOPrSsm) Series D, (Series D Preferred Securities), in a one-for-one exchange for 3,055,255 of the outstanding GM Series D 7.92% Depositary Shares, each representing one-fourth of a share of GM Series D Preference Stock, $0.10 par value per share. In addition, the General Motors Capital Trust G (Series G Trust) issued approximately $143 million of its 9.87% TOPrS, Series G (Series G Preferred Securities), in a one-for-one exchange for 5,064,489 of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchanges and the related purchases by GM from the Series D and Series G Trusts (Trusts) of the common securities of such Trusts, which represent approximately 3% of the total assets of such Trusts, GM issued to the wholly-owned Trusts, as the Series D Trust's sole assets its 8.67% Junior Subordinated Deferrable Interest Debentures, Series D, due July 1, 2012 and as the Series G Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series D Debentures" and "Series G Debentures" or collectively the "Debentures"), having aggregate principal amounts equal to the aggregate stated liquidation amounts of the Series D and Series G Preferred Securities and the related common securities, respectively ($79 million with respect to the Series D Debentures and $131 million with respect to the Series G Debentures).
   On May 2, 2000,  GM redeemed  the Series D Trust's  sole  assets  causing the
Series D Trust to redeem the approximately 3 million Series D Preferred Securities. The Series D Preferred Securities were redeemed at a price of $25 per share plus accrued and unpaid distributions of $0.01 per share. Also, on May 2, 2000, GM redeemed the approximately 3 million outstanding Series D 7.92% Depositary Shares. The Series D 7.92% Depositary Shares were redeemed at a price of $25 per share plus accrued and unpaid dividends of $0.18 per share. The securities together had a total face value of approximately $154 million.
   On April 2, 2001, GM will redeem 5,064,489 outstanding Series G 9.87% TOPrS. The Series G TOPrS will be redeemed at a price of $25 per security plus accrued and unpaid dividends of $0.42 per share, for a total redemption price of $25.42 per share.
---------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

NOTE 17.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 1998 to December 31, 2000 (dollars in millions):

                                               Common Stocks
                                          -----------------------  Total
                              Preference    $1-2/3                Capital
                                Stocks     par value   Class H     Stock
                              ----------   ---------   -------    -------

Balance at January 1, 1998       $ 1        $1,156       $10       $1,167
  Shares reacquired                -           (75)        -          (75)
  Shares issued                    -            11         1           12
                                  --         -----        --        -----

Balance at December 31, 1998       1         1,092        11        1,104
  Shares reacquired               (1)          (75)        -          (76)
  Shares issued                    -            16         3           19
                                  --         -----        --        -----

Balance at December 31, 1999       -         1,033        14        1,047
  Shares reacquired                -          (184)        -         (184)
  Shares issued                    -            65        74          139
                                  --         -----        --        -----
Balance at December 31, 2000     $ -          $914       $88       $1,002
                                  ==           ===        ==        =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity (continued)

Preference Stocks
   On June 24, 1999, as part of a strategic alliance with Hughes, AOL invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par value $0.10 per share. This preference stock will automatically convert into GM Class H common stock in 2002, based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to GM equal to the fair market value of GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount.

Common Stocks
   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to the U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30% and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to 70% on a fully diluted basis.
   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All GM Class H common stock per share amounts and numbers of shares for
all  periods  presented   have  been  adjusted  to  reflect  the  stock  split.
Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock were not changed. The voting and liquidation rights of GM $1-2/3 par value common stock are one vote per share and one liquidation unit per share.
   On July 24, 2000, Fiat S.p.A. purchased for $2.4 billion approximately 32 million shares of GM $1-2/3 par value common stock, or approximately 5.4% of GM's $1-2/3 par value common stock outstanding as of that date.
   The liquidation rights of the GM $1-2/3 par value and GM Class H common stocks are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   The outstanding shares of GM Class H common stock may be recapitalized as shares of GM $1-2/3 par value common stock at any time after December 31, 2002, at the sole discretion of the GM Board, or automatically, if at any time the Corporation should sell, liquidate, or otherwise dispose of 80% or more of the business of Hughes, based on fair market value of the assets, both tangible and intangible, of Hughes as of the date that such proposed transaction is approved by the GM Board. In the event of any recapitalization, all outstanding shares of GM Class H common stock will automatically be converted into GM's $1-2/3 par value common stock at an exchange rate that would provide GM Class H common stockholders with that number of shares of GM $1-2/3 par value common stock that would have a value equal to 120% of the value of their GM Class H common stock, on such date. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of GM $1-2/3 par value common stock and holders of the GM Class H common stock voting separately as individual classes) vote to approve an alternative proposal from the GM Board.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity (concluded)

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):

                                                  Years Ended December 31,
                         ---------------------------------------------------------------------------------------------------
                                        2000                            1999                              1998
                         ------------------------------    ------------------------------  ---------------------------------
                         Pre-tax      Tax Exp.     Net     Pre-tax     Tax Exp.     Net     Pre-tax     Tax Exp.      Net
                         Amount      (Credit)    Amount    Amount      (Credit)    Amount   Amount      (Credit)     Amount
                         ------       ------     ------    ------      -------     ------   --------    -------      ------
Foreign currency translation
   adjustments           $(741)       $(272)     $(469)   $(1,519)      $(575)     $(944)    $(280)        $(1)      $(279)
Unrealized (loss) gain
   on securities:
  Unrealized holding
   (loss) gain            (481)        (179)      (302)       998         372        626        38         (14)         52
  Reclassification
   adjustment             (175)         (62)      (113)      (171)        (60)      (111)     (115)        (40)        (75)
                          ----          ---       ----       ----         ---       ----      ----         ---         ---
   Net unrealized
     (loss) gain          (656)        (241)      (415)       827         312        515       (77)        (54)        (23)
                          ----         ----       ----        ---         ---        ---       ---         ---         ---
Minimum pension
   liability adjustment    118           42         76      7,980       3,012      4,968    (1,657)       (630)     (1,027)
                           ---           --         --      -----       -----      -----    ------        ----      ------
Other comprehensive
   (loss) income from
   continuing
   operations          $(1,279)       $(471)     $(808)    $7,288      $2,749     $4,539   $(2,014)      $(685)    $(1,329)
                       =======        =====      =====     ======      ======     ======   =======       =====     =======

NOTE 18.  Earnings Per Share Attributable to Common Stocks

   Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted EPS attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect. All GM Class H common stock per share amounts and numbers of shares for all periods presented have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid on June 30, 2000.
   The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

                                                   Years Ended December 31,
                                                 ----------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
Earnings (losses) attributable to common stocks
   $1-2/3 par value
     Continuing operations                     $3,957      $5,592      $2,914
     Discontinued operations                        -         426         (93)
                                                -----       -----       -----
   Earnings attributable to $1-2/3 par value   $3,957      $6,018      $2,821
                                                =====       =====       =====

   Earnings (losses) attributable to Class H     $385        $(96)        $72
                                                  ===          ==          ==

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   Earnings (losses) attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated earnings (losses) used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (681 million, 374 million, and 316 million for 2000, 1999, and 1998, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion, 1.3 billion, and 1.2 billion during 2000, 1999, and 1998, respectively. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, and the redemption of Series A Preferred Stock and simultaneous capital contribution to Hughes, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Earnings Per Share Attributable to Common Stocks (continued)

   In addition, the denominator used in determining the ASCNI of Hughes may be adjusted on occasion as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees, and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   Effective January 1, 1999, shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. Prior to January 1, 1999, there was no dilutive effect resulting from the assumed exercise of stock options, because the exercise of stock options did not affect the GM Class H common stock dividend base (denominator). On occasion, in anticipation of exercises of stock options, Hughes purchases GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (dollars in millions except per share amounts):



                                 $1-2/3 Par Value Common Stock           Class H Common Stock
                                 -----------------------------       ------------------------------
                                                     Per Share                            Per Share
                                 Income     Shares     Amount         ASCNI      Shares     Amount
                                 ------     ------     ------         -----      ------     ------
Year ended December 31, 2000
Income from continuing
   operations                    $4,016                                $436
Less:Dividends on preference
   stocks                            59                                  51
                                  -----                                ----
Basic EPS
  Income from continuing
   operations attributable
   to common stocks              $3,957       582       $6.80          $385        681       $0.56
                                                         ====                                 ====
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options            (7)        9                         7         27
                                  -----       ---                       ---       ----
Diluted EPS
  Adjusted income from
   continuing operations
   attributable to
   common stocks                 $3,950       591       $6.68          $392        708       $0.55
                                  =====       ===        ====           ===        ===        ====

Year ended December 31, 1999
Income (loss) from
   continuing operations         $5,657                                $(81)
Less:Dividends on
   preference stocks                 65                                  15
                                  -----                                  --
Basic EPS
  Income (loss) from
   continuing operations
   attributable to
   common stocks                  5,592       643       $8.70           (96)       374      $(0.26)
                                                         ====                                 ====
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options             -        12                         -          -
                                  -----       ---                       ---        ---
Diluted EPS
  Adjusted income (loss)
   from continuing
   operations attributable
   to common stocks              $5,592       655       $8.53          $(96)       374      $(0.26)
                                  =====       ===        ====            ==        ===       =====

Year ended December 31, 1998
Income from continuing
   operations                    $2,977                                 $72
Less:Dividends on
   preference stocks                 63                                   -
                                 ------                                 ---
Basic EPS
  Income from continuing
   operations attributable
   to common stocks               2,914       663       $4.40            72        316       $0.23
                                                         ====                                 ====
Effect of Dilutive Securities
  Assumed exercise of
   dilutive stock options            (3)       11                         3         12
                                  -----       ---                       ---        ---
Diluted EPS
  Adjusted income from
   continuing operations
   attributable to
   common stocks                 $2,911       674       $4.32           $75        328       $0.23
                                  =====       ===        ====            ==        ===        ====


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Derivative Financial Instruments and Risk Management

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

Foreign Exchange Forward Contracts and Options
   GM is an international corporation with operations in over 50 countries and has foreign currency exposures at these operations related to buying, selling, and financing in currencies other than the local currency. GM's most significant foreign currency exposures relate to Canada, Mexico, Western European countries (primarily Germany, United Kingdom, Spain, Italy, Belgium, and France),
Australia, Japan, and Brazil. The magnitude of these exposures significantly varies over time depending upon the strength of local automotive markets and sourcing decisions.
   GM uses derivative financial instruments to manage certain of its foreign exchange exposures, primarily through foreign exchange forward contracts and purchased and written foreign exchange options. These agreements primarily hedge cash flows such as debt, firm commitments, and anticipated transactions involving vehicles, components, fixed assets, and subsidiary dividends. At December 31, 2000 and 1999, the Automotive, Communications Services, and Other Operations held foreign exchange forward contracts and options of $6.2 billion and $4.5 billion, respectively. At December 31, 2000 and 1999, the Financing and Insurance Operations held foreign exchange forward contracts and options of $15.3 billion and $13.3 billion (including cross-currency swaps of $4.7 billion and $5.2 billion), respectively.
     The Automotive, Communications Services, and Other Operations had deferred hedging gains (losses) on outstanding foreign exchange forward contracts and options totaling $34 million and $(22) million at December 31, 2000 and 1999, respectively. The Financing and Insurance Operations had no deferred hedging gains on outstanding foreign exchange forward contracts and options (including cross-currency swaps) at December 31, 2000, compared with a deferred hedging gain of $1 million at December 31, 1999.
   The fair value of foreign exchange forward contracts (including cross-currency swaps) was determined by using current exchange rates. The fair value of foreign exchange options was estimated using pricing models with indicative quotes obtained for the market variables.

Interest Rate Swaps and Options
   GM's financing and cash management activities subject it to market risk from exposure to changes in interest rates. GM has entered into various financial instrument transactions to maintain the desired level of exposure to the risk of interest rate fluctuations and to minimize interest expense. To achieve this objective, GM will at times use written options in the management of these exposures.
   At December 31, 2000 and 1999, the total notional amount of interest rate contracts with off-balance-sheet risk was $1.6 billion and $1.0 billion, respectively, for the Automotive, Communications Services, and Other Operations. At December 31, 2000 and 1999, the Financing and Insurance Operations held such agreements with off-balance-sheet risk with notional amounts totaling $44.3 billion and $33.4 billion, respectively.
   The Automotive, Communications Services, and Other Operations' net gains on interest rate swaps totaled approximately $6 million and $3 million at December 31, 2000 and 1999, respectively. Net (losses) gains on interest rate swaps for the Financing and Insurance Operations totaled approximately $(5) million and $45 million at December 31, 2000 and 1999, respectively.
   The fair value of interest rate swaps, including contracts with optionality, was estimated using pricing models based upon current market interest rates. Exchange traded options are valued at quoted market prices.

Mortgage Contracts
   The Corporation has also entered into contracts to purchase and sell mortgages at specific future dates and has entered into certain exchange-traded futures and option contracts to reduce exposure to interest rate risk. At December 31, 2000 and 1999, commitments to sell mortgage loans and securities totaled $2.2 billion and $1.6 billion, respectively, and commitments to purchase or originate mortgage

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Derivative Financial Instruments and Risk Management - concluded

Mortgage Contracts (concluded)
loans totaled $5.0 billion and $4.8 billion, respectively. Exchange-traded futures and option contracts, used to hedge mortgage loans held for sale, had notional values of $1.1 billion and $6.3 billion at December 31, 2000 and 1999, respectively. Gains and losses on derivatives, including exchange-traded futures and option contracts, used to hedge interest rate risk associated with rate-locked funding commitments and mortgage loans held for sale, are deferred and considered in the reporting of the underlying mortgages on a lower of cost or market basis.
   The notional values of derivatives used to hedge price and interest rate risk associated with mortgage-related securities totaled $11.8 billion and $7.5 billion at December 31, 2000 and 1999, respectively. Gains and losses associated with these instruments are recognized in income in the current period on a marked to market basis. Derivatives used to hedge mortgage servicing rights had notional values of $31.1 billion and $17.2 billion at December 31, 2000 and 1999, respectively. Gains and losses on such contracts are recorded as an adjustment to amortization expense.
   The fair value of mortgage contracts was estimated based upon the amount that would be received or paid to terminate the contracts based on market prices of similar financial instruments and current rates for mortgage loans. Book values and estimated fair values of financial instrument derivatives were as follows (dollars in millions):

                                          Fair Value of Open Contracts at
                                                     December 31,
                                         -------------------------------------
                                              2000                 1999
                                              ----                 ----
                                        Asset   Liability    Asset   Liability
                                      Position  Position   Position  Position
                                      --------  --------   --------  --------

Automotive, Communications Services,
      and Other Operations
Foreign exchange contracts (1)            $111       $103       $30        $85
Interest rate contracts (2)                $33         $3        $2        $18

Financing and Insurance Operations
Foreign exchange contracts (3)(5)         $239     $1,106      $386       $862
Interest rate contracts (4)               $605       $633       $82       $586
Mortgage contracts (6)                    $446       $101      $105       $102

(1)The related asset (liability) recorded on the balance sheet totaled $14 million and $(15) million, at December 31, 2000 and 1999, respectively.
(2)The related asset (liability) recorded on the balance sheet totaled $2 million and $(12) million, at December 31, 2000 and 1999, respectively.
(3)The related (liability) recorded on the balance sheet totaled $(959) million and $(374) million, at December 31, 2000 and 1999, respectively.
(4)The related asset recorded on the balance sheet totaled $114 million and $33 million, at December 31, 2000 and 1999, respectively.
(5)Foreign exchange forward contracts included certain derivatives with both foreign exchange and interest rate exposures which had a fair value of $(613) million and $(368) million at December 31, 2000 and 1999, respectively.
(6)The related asset recorded on the balance sheet totaled $266 million and $23 million, at December 31, 2000 and December 31, 1999, respectively.

Credit Risk
   The financial instruments previously discussed contain an element of risk that the counterparties may be unable to meet the terms of the agreements. However, GM minimizes such risk exposure by limiting the counterparties to major international banks and financial institutions that meet established credit guidelines and by limiting the amount of its risk exposure with any one bank or financial institution. Management also reduces its credit risk for unused lines of credit by applying the same credit policies in making commitments as it does for extending loans. Management does not expect to incur any losses as a result of counterparty default. GM generally does not require or place collateral for these financial instruments, except for the lines of credit it extends. Because loans extended under these commitments are at market interest rates, there is no significant fair value position related to outstanding commitments.
   GM has business activities with customers, dealers, and associates around the world. The Corporation's receivables from, and guarantees to, such parties are well diversified, and when warranted, are secured by collateral. Consequently, in management's opinion, no significant concentration of credit risk exists for GM.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 20.  Fair Value of Financial Instruments

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

   Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (dollars in millions):

                                                    December 31,
                                      ------------------------------------------
                                             2000                   1999
                                             ----                   ----
                                      Book        Fair        Book        Fair
                                      Value       Value       Value       Value
                                      -----       -----       -----       -----

Automotive, Communications Services,
   and Other Operations

Assets
  Other assets (1)                  $3,269      $3,244      $4,450      $4,431
Liabilities
  Long-term debt (2)                $7,410      $7,019      $7,415      $7,139
  Other liabilities (1)               $516        $548        $535        $559
Preferred securities of
   subsidiary trusts (3)
   (Note 16)                          $139        $136        $218        $206

Financing and Insurance Operations

Assets
  Finance receivables - net (4)    $91,853     $91,781     $80,287     $79,934
  Other assets (1)                 $14,002     $14,054     $10,484     $10,509
Liabilities
  Debt (payable beyond
   one year) (2)                   $58,295     $57,863     $55,330     $53,936

(1) Other assets include various financial instruments (e.g., long-term receivables and certain investments) that have fair values based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) were derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in other liabilities, were based on quoted market prices for the same or similar issues.
(2) Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities.
(3) The fair value of the GM-obligated mandatorily redeemable preferred securities of subsidiary trusts (see Note 16) was determined based on quoted market prices.
(4) The fair value was estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables.

   Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Automotive, Communications Services, and Other Operations' loans payable and Financing and Insurance Operations' debt payable within one year for the periods ending December 31, 2000 and 1999. Refer to Note 19 for fair value of derivative financial instruments.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Stock Incentive Plans

Stock-Based Compensation
   If compensation cost for stock options and other stock-based employee compensation awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123, GM's pro forma net income, earnings attributable to common stocks, and basic and diluted earnings per share attributable to common stocks would have been as follows (dollars in millions except per share amounts):
                                     2000        1999        1998
                                     ----        ----        ----

   Net income - as reported        $4,452      $6,002      $2,956
              - pro forma          $4,125      $5,788      $2,761
   Earnings (losses) attributable
   to common stocks
      $1-2/3  - as reported        $3,957      $6,018      $2,821
              - pro forma          $3,709      $5,823      $2,646
      Class H - as reported          $385        $(96)        $72
              - pro forma            $306       $(115)        $52

   Basic earnings (losses) per
   share attributable to
   common stocks
      $1-2/3  - as reported         $6.80       $9.36       $4.26
              - pro forma           $6.38       $9.06       $4.00
      Class H - as reported         $0.56      $(0.26)      $0.23
              - pro forma           $0.45      $(0.31)      $0.16

   Diluted earnings (losses) per
   share attributable to
   common stocks
      $1-2/3  - as reported         $6.68       $9.18       $4.18
              - pro forma           $6.26       $8.88       $3.92
      Class H - as reported         $0.55      $(0.26)      $0.23
              - pro forma           $0.44      $(0.31)      $0.16

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted-average assumptions:

                           2000                 1999                1998
                    ------------------    -----------------   -----------------
                    GM    Hughes   GM     GM   Hughes   GM    GM    Hughes  GM
                    SIP    Plan   SSOP    SIP   Plan   SSOP   SIP    Plan  SSOP
                    ---    ----   ----    ---   ----   ----   ---    ----  ----

Interest rate       6.4%   6.5%   6.5%    4.8%   5.2%  4.8%   5.2%   5.6%   5.2%
Expected life
  (years)           5.0    6.9    5.0     5.0    7.0   5.0    5.0    6.2    5.0
Expected
   volatility      27.8%  42.1%  27.6%   27.9%  38.0% 27.9%  26.2%  32.8%  26.2%
Dividend yield      2.7%     -    2.7%    2.3%     -   2.3%   3.6%     -    3.6%

   The effects of the Delphi spin-off adjustment on the number of options and related exercise prices, as described below, are considered, under SFAS No. 123, to be modifications of the terms of the outstanding options. Accordingly, the pro forma disclosure includes compensation cost for the incremental fair value, under SFAS No. 123, resulting from such modifications. The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
   GM's stock incentive plans consist of the General Motors 1997 Stock Incentive Plan, formerly the General Motors Amended Stock Incentive Plan (the "GMSIP"), the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"), and the General Motors 1998 Salaried Stock Option Plan (the "GMSSOP"). The GMSIP and GMSSOP are administered by the Executive Compensation Committee of the GM Board. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes.
   Under the GMSIP, 60 million shares of GM $1-2/3 par value and 7.5 million shares of GM Class H common stocks may be granted from June 1, 1997 through May 31, 2002, of which approximately 27.2 million and 7.0 million were available for grants at December 31, 2000. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Stock Incentive Plans - (continued)

   Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 232.8 million shares of GM Class H common stock through December 31, 2000, of which 106.7 million were available for grants at December 31, 2000. Option prices are 100% of fair market value on the dates of grant and the options generally vest over two to five years and expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the GMSSOP, 50 million shares of GM $1-2/3 par value common stock may be granted from January 1, 1998 through December 31, 2007, of which approximately 38.0 million were available for grants at December 31, 2000. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
   In connection with the Delphi spin-off, the number of options and related exercise prices for outstanding options under the affected plans were adjusted to reflect the change in the fair market value of GM $1-2/3 par value common stock that resulted from this transaction. The number of shares under option and the exercise price were adjusted such that the aggregate intrinsic value of the options immediately before and immediately after the transaction remained unchanged. All Class H common stock share amounts and numbers of shares for all periods presented have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend paid on June 30, 2000.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 21.  Stock Incentive Plans (concluded)

   Changes in the status of outstanding options were as follows:
                                             GMSIP and
                          GMSIP              Hughes Plan              GMSSOP
                  $1-2/3 Par Value Common   Class H Common     $1-2/3 Par Value Common
                  --------------------------------------------------------------------
                               Weighted-             Weighted-              Weighted
                    Shares     Average     Shares     Average    Shares     Average
                    under      Exercise    under      Exercise   under      Exercise
                    Option     Price       Option     Price      Option     Price
-------------------------------------------------------------------------------------
Options outstanding at
January 1, 1998   32,366,657   $51.40    46,483,887    $9.57          -         $ -
-------------------------------------------------------------------------------------
Granted            9,854,805   $56.14    12,703,860   $16.93  4,637,267      $56.00
Exercised          8,242,624   $44.08     6,165,504    $7.57          -         $ -
Terminated           454,558   $54.45     2,941,392   $10.65    341,644      $56.00
-------------------------------------------------------------------------------------
Options outstanding at
December 31, 1998 33,524,280   $50.72    50,080,851   $11.62  4,295,623      $56.00
-------------------------------------------------------------------------------------
Granted            9,811,209   $85.79    15,277,260   $16.05  4,764,052      $85.97
Exercised          7,902,380   $46.04    10,798,119    $9.83          -         $ -
Terminated         3,198,739   $55.25     4,294,746   $13.49  2,285,969      $73.56
Delphi Spin-Off
  adjustment       6,774,777     $  -             -      $ -  1,288,914         $ -
-------------------------------------------------------------------------------------
Options outstanding at
December 31, 1999 39,009,147   $51.30    50,265,246   $13.10  8,062,620      $58.73
-------------------------------------------------------------------------------------
Granted           11,231,004   $74.14    35,641,517   $37.05  4,182,955      $75.50
Exercised          6,831,078   $42.95     6,545,206   $11.45  1,635,248      $46.59
Terminated           283,967   $64.48    11,249,673   $30.96    242,863      $63.46
-------------------------------------------------------------------------------------
Options outstanding at
December 31, 2000 43,125,106   $58.49    68,111,884   $22.76 10,367,464      $67.30
-------------------------------------------------------------------------------------
Options exercisable at
December 31, 2000 21,985,984   $47.57    29,640,511   $12.93  2,411,586      $46.59
-------------------------------------------------------------------------------------

   The following table summarizes information about GM's stock option plans at December 31, 2000:



                                      Weighted-Average
      Range of                          Remaining        Weighted-Avg.               Weighted-Average
      Exercise              Options    Contractual         Exercise       Options        Exercise
       Prices             Outstanding   Life (yrs.)         Price       Exercisable        Price
   --------------------------------------------------------------------------------------------------
    GMSIP $1-2/3
     Par Value Common
     $13.00 to $39.99     2,480,534         3.1            $31.19      2,480,534         $31.19
       40.00 to 49.99    18,377,123         6.0            $44.84     15,781,278         $44.55
       50.00 to 83.50    22,267,449         8.6            $72.79      3,724,172         $71.29
   --------------------------------------------------------------------------------------------------
     $13.00 to $83.50    43,125,106         7.2            $58.49     21,985,984         $47.57
   --------------------------------------------------------------------------------------------------
    GMSIP and
     Hughes Plan
     Class H Common
     $3.00 to $8.99       2,486,235         3.6             $6.95      2,486,235          $6.95
      9.00 to 16.99      30,482,236         6.9            $12.52     21,001,250         $12.05
     17.00 to 24.99       6,686,826         7.5            $18.41      6,050,526         $18.27
     25.00 to 32.99       2,600,900         9.7            $31.12          9,500         $28.57
     33.00 to 41.50      25,855,687         9.3            $36.97         93,000         $41.06
   --------------------------------------------------------------------------------------------------
    $3.00 to $41.50      68,111,884         7.9            $22.76     29,640,511         $12.93
   --------------------------------------------------------------------------------------------------
    GMSSOP $1-2/3
     Par Value
     Common
     $46.59               2,411,586         7.0            $46.59      2,411,586         $46.59
      71.53               3,846,103         8.0            $71.53          -                $ -
      75.50               4,109,775         9.0            $75.50          -                $ -
   --------------------------------------------------------------------------------------------------
     $46.59 to $75.50    10,367,464         8.2            $67.30      2,411,586         $46.59
   --------------------------------------------------------------------------------------------------

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22.  Other Income and Other Expenses

   Other income (included in Total net sales and revenues) and other expenses (included in Cost of sales and other expenses) consisted of the following (dollars in millions):

                                                    Years Ended December 31,
                                                  ----------------------------
                                                  2000        1999        1998
                                                  ----        ----        ----
Automotive, Communications Services,
   and Other Operations
Other income
   Interest income                                $619        $769        $726
   Rental car lease revenue                      1,722       1,765       1,229
   Gain on sale of Hughes' satellite systems (1) 2,036           -           -
   Other                                           865         938         930
                                                 -----       -----      ------
     Total other income                         $5,242      $3,472      $2,885
                                                 =====       =====       =====
     Total other expenses                         $348        $503        $792
                                                   ===         ===         ===

(1)Represents the gain on the sale of Hughes' satellite systems manufacturing businesses to The Boeing Company for $3.8 billion in cash.

Financing and Insurance Operations
----------------------------------
Other income
   Interest income                              $1,794      $1,479      $1,379
   Insurance premiums                            1,394       1,339       1,426
   Mortgage operations investment income and
     servicing fees                              3,445       2,742       1,836
   Other                                           870         157          58
                                                 -----       -----       -----
     Total other income                         $7,503      $5,717      $4,699
                                                 =====       =====       =====
Other expenses
   Provision for financing losses                 $552        $404        $463
   Insurance losses and loss adjustment expenses 1,028         882       1,013
                                                 -----      ------       -----
     Total other expenses                       $1,580      $1,286      $1,476
                                                 =====       =====       =====

NOTE 23: Segment Reporting

   SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of General Motors Automotive
(GMA),(which is comprised of four regions: GMNA, GME, GMLAAM, GMAP), Hughes, and Other. GMNA designs, manufactures, and markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, and Saturn. GME, GMLAAM, and GMAP meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac. Hughes includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks. The Other segment includes the design, manufacturing, and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle and homeowners' insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities operating in the U.S., Canada, Brazil, Germany, Sweden, and Mexico which are not associated with GMAC.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.


              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 23.  Segment Reporting (continued)


                                                                                           Total                 Other      Total
                           GMNA     GME    GMLAAM    GMAP    GMA    Hughes      Other    Automotive    GMAC    Financing  Financing
                           ----     ---    ------    ----    ---    ------      -----    ----------    ----    ---------  ---------
                                                                (dollars in millions)
2000
Manufactured products
   sales and revenues:
  External customers    $111,481  $23,815  $5,470  $2,999 $143,765  $8,514      $3,106   $155,385       $ -        $ -         $ -
  Intersegment            (1,659)   1,040     184     435        -      34         (34)         -         -          -           -
                         -------  -------  ------   -----  -------   -----      ------    -------       ---        ---         ---
     Total manufactured
       products          109,822   24,855   5,654   3,434  143,765   8,548       3,072    155,385         -          -           -
Financing revenue              -        -       -       -        -       -           -          -    15,493      1,009      16,502
Other income               2,901      503      59     172    3,635   2,141        (534)     5,242     8,168       (665)      7,503
                         -------   ------   -----   -----  -------   -----       -----     ------    ------      -----      ------
Total net sales
   and revenues         $112,723  $25,358  $5,713  $3,606 $147,400 $10,689      $2,538   $160,627   $23,661       $344     $24,005
                         =======   ======   =====   =====  =======  ======       =====    =======    ======        ===      ======
Depreciation and
  amortization            $4,564   $1,357    $272    $107   $6,300    $996(b)(d)  $133     $7,429    $5,505       $477      $5,982
Interest income             $633     $403     $22     $13   $1,071    $106       $(558)      $619    $2,231      $(437)     $1,794
Interest expense          $1,175     $408    $101      $4   $1,688    $218     $(1,091)      $815    $8,295       $442      $8,737
Income tax expense
   (benefit)              $1,218    $(209)  $(122)    $17     $904    $577        $(38)    $1,443      $954        $(4)       $950
(Losses) earnings of
  nonconsolidated
  associates                $(74)      $7     $69   $(195)   $(193)  $(142)        $(1)     $(336)       $-         $4          $4
Net income (loss)         $3,174    $(676)    $26   $(233)  $2,291    $829(b)(d) $(281)    $2,839    $1,602        $11      $1,613
Investments in
  nonconsolidated
  affiliates                $780     $170    $436  $1,915   $3,301     $82        $114     $3,497      $982      $(982)         $-
Segment assets           $90,502  $18,857  $4,166  $1,108 $114,633 $18,893       $(170)  $133,356  $168,410     $1,334    $169,744
Expenditures for
  property                $6,073   $1,517    $233    $168   $7,991    $993(c)     $216     $9,200      $518         $4        $522

1999
Manufactured products
  sales and revenues:
  External customers    $110,388  $24,646  $4,445  $2,706 $142,185  $7,325      $3,125   $152,635       $ -        $ -         $ -
  Intersegment            (1,595)   1,025     234     336        -      16         (16)         -         -          -           -
                         -------   ------   -----  ------  -------   -----       -----     ------        --         --          --
     Total manufactured
       products          108,793   25,671   4,679   3,042  142,185   7,341       3,109    152,635         -          -           -
Financing revenue              -        -       -       -        -       -           -          -    13,778        956      14,734
Other income               3,142      554      30     145    3,871     253        (652)     3,472     6,440       (723)      5,717
                         -------   ------   -----   -----  -------   -----       -----    -------    ------        ---      ------
Total net sales
   and revenues         $111,935  $26,225  $4,709  $3,187 $146,056  $7,594      $2,457   $156,107   $20,218       $233     $20,451
                         =======   ======   =====   =====  =======   =====       =====    =======    ======        ===      ======
Depreciation and
  amortization            $4,457   $1,086    $228    $154   $5,925    $706 (b)    $242     $6,873    $5,136       $309      $5,445
Interest income             $929     $433     $45      $8   $1,415     $27       $(673)      $769    $1,744      $(265)     $1,479
Interest expense          $1,223     $337     $95     $11   $1,666    $123       $(961)      $828    $6,526       $396      $6,922
Income tax expense
  (benefit)               $2,361     $220  $(156)    $(7)   $2,418   $(194)       $(57)    $2,167      $960        $(9)       $951
(Losses) earnings of
  nonconsolidated
  associates                $(30)      $1     $45   $(149)   $(133)  $(189)        $(3)     $(325)      $(1)        $1         $ -
Net income (loss)         $4,857     $423    $(81)  $(218)  $4,981   $(270) (b)  $(243)(a) $4,468    $1,527         $7      $1,534
Investments in
  nonconsolidated
  affiliates                $539      $52    $332    $926   $1,849    $(11)      $(127)    $1,711    $2,257    $(2,257)         $-
Segment assets           $82,851  $18,156  $4,102  $1,343 $106,452 $18,841        $268   $125,561  $148,789       $380    $149,169
Expenditures for property $4,604   $1,228    $358    $150   $6,340    $472 (c)    $249     $7,061      $321         $2        $323

See notes on next page

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 23.  Segment Reporting (continued)

                                                                                           Total                 Other      Total
                           GMNA     GME    GMLAAM    GMAP    GMA    Hughes      Other    Automotive    GMAC    Financing  Financing
                           ----     ---    ------    ----    ---    ------      -----    ----------    ----    ---------  ---------
                                                                (dollars in millions)
1998
Manufactured products
   sales and revenues:
  External customers     $91,771  $23,948  $7,150  $2,814 $125,683  $5,924      $2,669   $134,276      $  -       $  -        $  -
  Intersegment            (1,450)   1,088     253     109        -      40         (40)         -         -          -           -
                          ------   ------   -----   -----  -------   -----       -----    -------        --         --          --
     Total manufactured
       products           90,321   25,036   7,403   2,923  125,683   5,964       2,629    134,276         -          -           -
Financing revenue              -        -       -       -        -       -           -          -    12,731        854      13,585
Other income               2,296      804     150     121    3,371     131        (617)     2,885     5,183       (484)      4,699
                          ------   ------  ------  ------  -------  ------       -----    -------    ------        ---      ------
Total net sales
   and revenues          $92,617  $25,840  $7,553  $3,044 $129,054  $6,095      $2,012   $137,161   $17,914       $370     $18,284
                          ======   ======   =====   =====  =======   =====       =====    =======    ======        ===      ======
Depreciation and
  amortization            $4,138   $1,102    $366     $95   $5,701    $434(b)      $92     $6,227    $4,812       $108      $4,920
Interest income             $537     $544    $116      $9   $1,206    $112       $(592)      $726    $1,524      $(145)     $1,379
Interest expense            $939     $433     $92      $7   $1,471     $18       $(703)      $786    $5,787        $56      $5,843
Income tax expense
  (benefit)                 $787     $319   $(213)     $9     $902    $(45)       $161     $1,018      $612         $6        $618
Earnings (losses) of
  nonconsolidated
  associates                 $14     $(14)   $102   $(152)    $(50)  $(128)       $(61)     $(239)     $  -       $  -        $  -
Net income (loss)         $1,633     $419   $(175)  $(243)  $1,634    $272(b)    $(372)(a) $1,534    $1,325        $97      $1,422
Investments in
  nonconsolidated
  affiliates                $414     $262    $445    $395   $1,516     $41       $(607)      $950      $557      $(557)       $  -
Segment assets           $65,765  $18,440  $5,548  $1,557  $91,310 $13,008     $10,276   $114,594  $131,760       $334    $132,094
Expenditures for
  property                $5,464   $1,205    $534    $197   $7,400    $344(c)     $208     $7,952      $279       $  -        $279


(a)Other includes income (loss) from discontinued operations related to Delphi of $426 million and $(93) million for the years ended December 31, 1999 and 1998, respectively.
(b)The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company of approximately $16 million ($3 million related to PanAmSat and $13 million related to the satellite systems manufacturing businesses prior to its sale to Boeing on October 6, 2000), $21 million and $21 million for 2000, 1999, and 1998, respectively.
(c)Excludes satellite expenditures totaling $766 million, $789 million, and $797 million in 2000, 1999, and 1998, respectively. Also excludes expenditures related to the early buy-out of satellite sale-leasebacks totaling $0, $370 million, and $156 million in 2000, 1999, and 1998, respectively.
(d)The amount reported for Hughes includes the write-off of approximately $329 million of unamortized goodwill related to the satellite systems manufacturing businesses at the time of the sale to Boeing.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 23.  Segment Reporting (concluded)

   Information concerning principal geographic areas was as follows (dollars in millions):

                             2000               1999                 1998
                      -----------------   -----------------    ---------------
                      Net Sales           Net Sales           Net Sales
                         &        Net        &        Net        &        Net
                      Revenues  Property  Revenues  Property  Revenues  Property
                      --------  --------  --------  --------  -------- ---------
North America
  United States       $136,399  $22,798   $130,073   $20,634  $105,672  $19,454
  Canada and Mexico     13,986    3,687     12,661     3,760    11,009    2,358
                       --------  -------   --------   -------   -------   ------
   Total North America 150,385   26,485    142,734    24,394   116,681   21,812
Europe
  France                 1,986      139      2,130       151     2,042      186
  Germany                6,582    2,687      8,968     2,912    10,567    3,349
  Spain                  1,650      709      2,001       542     1,966      422
  United Kingdom         5,035      834      5,390     1,070     5,379    1,192
  Other                 11,935    2,397      9,407     1,635     9,679    1,748
                        ------    -----    -------     -----   -------    -----
   Total Europe         27,188    6,766     27,896     6,310    29,633    6,897
Latin America
  Brazil                 3,395    1,047      2,830     1,409     4,773    1,879
  Other Latin America    1,843      380      1,686       403     2,909      409
                         -----    -----      -----     -----     -----    -----
   Total Latin America   5,238    1,427      4,516     1,812     7,682    2,288
All Other                1,821      698      1,412       759     1,449    1,611
                      --------  -------   --------  --------  --------  -------
   Total              $184,632  $35,376   $176,558   $33,275  $155,445  $32,608
                       =======   ======    =======    ======   =======   ======




                               * * * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES



Selected Quarterly Data (Unaudited)

                                                  2000 Quarters
                                     --------------------------------------
                                     1st         2nd         3rd         4th (1)
                                     ---         ---         ---         ---
                                  (dollars in millions except per share amounts)

Total net sales and revenues       $46,858     $48,743     $42,690     $46,341
                                    ======      ======      ======      ======

Income before income taxes
  and minority interests            $2,632      $2,835      $1,266        $431
Income tax expense                     783         929         436         245
Minority interests                       2           2          (2)         11
Losses of nonconsolidated associates   (68)       (157)          1        (108)
                                     -----      ------      -----        -----
  Net income                         1,783       1,751         829          89
Dividends on preference stocks         (29)        (27)        (27)        (27)
                                      ----      ------       -----          --
    Earnings attributable to
      common stocks                 $1,754      $1,724        $802         $62
                                     =====       =====         ===          ==

Earnings (losses) attributable
  to $1-2/3 par value               $1,786      $1,762        $878        (635)
(Losses) earnings attributable
  to Class H                          $(32)       $(38)       $(76)       $697

Basic earnings (losses) per
  share attributable to
  $1-2/3 par value                   $2.88       $2.99       $1.57      $(1.14)
Basic (losses) earnings
  per share attributable
  to Class H (2)                    $(0.08)     $(0.07)     $(0.09)      $0.80

Average number of shares
  of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                   620         590         559         559
    Class H (2)                        413         563         874         875

Diluted earnings (losses)
  per share attributable to
  $1-2/3 par value                   $2.80       $2.93       $1.55      $(1.16)
Diluted (losses) earnings
  per share attributable
  to Class H (2)                    $(0.08)     $(0.07)     $(0.09)      $0.76

Average number of
  shares of common stocks
  outstanding - diluted
  (in millions)
    $1-2/3 par value                   637         602         567         559
    Class H (2)                        413         563         874         962

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

(1) Fourth quarter 2000 results include: a $939 million after-tax charge for the phase-out of Oldsmobile; an after-tax charge of $294 million related to postemployment costs for termination and other postemployment benefits associated with the four North American manufacturing facilities slated for conversion and capacity reduction (see Note 3 to the GM consolidated financial statements); a $419 million after-tax charge related to the reduction in production capacity at GME, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the UK; and a $1.1 billion after-tax gain at Hughes related to the sale of its satellite systems manufacturing businesses to The Boeing Company for $3.8 billion in cash.
(2) Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

                                                  1999 Quarters
                                      --------------------------------------
                                       1st         2nd         3rd       4th (1)
                                       ---         ---         ---       ---
                                 (dollars in millions except per share amounts)

Total net sales and revenues         $42,435     $45,067     $42,794    $46,262
                                      ======      ======      ======     ======

Income from continuing operations
  before income taxes
  and minority interests              $2,940      $2,784      $1,518     $1,805
Income tax expense                     1,029         956         553        580
Minority interests                       (14)         (7)         (7)         -
Losses of nonconsolidated associates     (77)        (87)        (81)       (80)
                                       -----       -----       -----      -----
  Income from continuing operations    1,820       1,734         877      1,145
Income from discontinued operations      242         184           -          -
                                       -----       -----       -----      -----
  Net income                           2,062       1,918         877      1,145
Dividends on preference stocks           (16)         (7)        (28)       (29)
                                       -----       -----        ----      -----
    Earnings attributable to
      common stocks                   $2,046      $1,911        $849     $1,116
                                       =====       =====         ===      =====

Earnings (losses) attributable
  to common stocks
  $1-2/3 par value
    Continuing operations             $1,783      $1,754        $866     $1,196
    Discontinued operations              242         184           -          -
                                       -----       -----         ---      -----
  Earnings attributable to
   $1-2/3 par value                   $2,025      $1,938        $866     $1,196
                                       =====       =====         ===      =====
  Earnings (losses) attributable
   to Class H                            $21        $(27)       $(17)      $(80)
                                          ==          ==          ==         ==

Basic earnings (losses) per
 share attributable to common stocks
  $1-2/3 par value
    Continuing operations              $2.73       $2.71       $1.35      $1.90
    Discontinued operations             0.37        0.28           -          -
                                        ----        ----        ----      -----
  Earnings per share
    attributable to $1-2/3
    par value                          $3.10       $2.99       $1.35      $1.90
                                        ====        ====        ====       ====
  Earnings (losses) per
    share attributable
    to Class H (2)                     $0.07      $(0.08)     $(0.04)    $(0.19)
                                        ====        ====        ====       ====

Average number of shares
  of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                     654         648         641        630
    Class H (2)                          319         363         405        409

Earnings (losses) per share
  attributable to common
  stocks assuming dilution
  $1-2/3 par value
    Continuing operations              $2.68       $2.66       $1.33      $1.86
    Discontinued operations             0.36        0.28           -          -
                                        ----        ----        ----       ----
  Earnings per share
    attributable to $1-2/3
    par value                          $3.04       $2.94       $1.33      $1.86
                                        ====        ====        ====       ====
  Earnings (losses) per share
    attributable
    to Class H (2)                     $0.06      $(0.08)     $(0.04)    $(0.19)
                                        ====        ====        ====       ====

Average number of shares of common stocks
  outstanding - diluted (in millions)
    $1-2/3 par value                     667         660         652        643
    Class H (2)                          335         363         405        409

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

(1) Fourth quarter 1999 results included: an after-tax charge of $553 million for postemployment benefits related to the reversal of a liability for benefits payable to excess U.S. hourly employees (see Note 3 to the GM consolidated financial statements); an after-tax charge of $408 million for hourly retiree benefits related to the benefit increase granted to hourly retirees in connection with the 1999 United Auto Workers
     (UAW) agreement; a $90 million after-tax charge for termination benefits related to a U.S. salaried early retirement program; and an after-tax charge of $165 million related to Hughes' decision to discontinue certain of its wireless manufacturing operations.
(2) Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

      None

                                    PART III

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEMS 10, 11, 12, AND 13

   Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.





















































                                      III-1

                                     PART IV

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
                                                                     Page
                                                                     Number
                                                                     -------

(a) 1.  All Financial Statements                                  See Part II
    2.  Financial Statement Schedule II - Allowances for
        the Years Ended December 31, 2000, 1999, and 1998             IV-3
    3.  Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
-------

(3)(a)  Restated Certificate of Incorporation, as amended, filed as
          Exhibit 3(i) to the Current Report on Form 8-K of General
          Motors Corporation dated June 6, 2000, and Amendment to
          Article Fourth of the Certificate of Incorporation -
          Division III - Preference Stock, by reason of the
          Certificates of Designations filed with the Secretary
          of State of the State of Delaware on September 14, 1987
          and the Certificate of Decrease filed with the Secretary of
          State of the State of Delaware on September 29, 1987
          (pertaining to the Six Series of Preference
          Stock contributed to the General Motors pension trusts), incorporated by reference to Exhibit 19 to the Quarterly
          Report on Form 10-Q of General Motors Corporation for the
          quarter ended June 30, 1990 in the Form SE of General
          Motors Corporation dated August 6, 1990; as further
          amended by the Certificate of Designations filed with the
          Secretary of State of the State of Delaware on
          June 28, 1991 (pertaining to Series A Conversion
          Preference Stock), incorporated by reference to
          Exhibit 4(a) to Form S-8 Registration Statement No.
          33-43744 in the Form SE of General Motors Corporation
          dated November 1, 1991; as further amended by the
          Certificate of Designations filed with the Secretary
          of State of the State of Delaware on December 9,
          1991 (pertaining to Series B 9-1/8% Preference Stock),
          incorporated by reference to Exhibit 4(a) to
          Form S-3 Registration Statement No. 33-45216 in the Form
          SE of General Motors Corporation dated January 27, 1992;
          as further amended by the Certificate of Designations
          filed with the Secretary of State of the State of
          Delaware on February 14, 1992 (pertaining to Series C
          Convertible Preference Stock), incorporated by reference
          to Exhibit (3)(a) to the Annual Report on Form
          10-K of General Motors Corporation for the year ended
          December 31, 1991 in the Form SE of General Motors
          Corporation dated March 20, 1992; as further
          amended by the Certificate of Designations filed with the
          Secretary of State of the State of Delaware on July 15, 1992 (pertaining to Series D 7.92% Preference Stock), incorporated by reference to Exhibit 3(a)(2) to
          the Quarterly Report on Form 10-Q of General Motors
          Corporation for the quarter ended June 30, 1992
          in the Form SE of General Motors Corporation dated
          August 10, 1992; as further amended by the Certificate
          of Designations filed with the Secretary of
          State of the State of Delaware on December 15, 1992
          (pertaining to Series G 9.12% Preference Stock),
          incorporated by reference to Exhibit 4(a) to Form S-3
          Registration Statement No. 33-49309 in the Form SE of
          General Motors Corporation  dated  January 25,  1993;  and as further  amended by the Certificate of  Designations
          filed with the Secretary of State of the State of  Delaware on June 24,  1999  (pertaining  to  Series H 6.25%
          Automatically Convertible Preference Stock), incorporated
          by reference to Exhibit 4(a) to Form S-8  Registration
          Statement No.  333-31846 in the Form SE of General Motors
          Corporation dated March 6, 2000.                                N/A
(3)(b)  By-Laws, of General Motors Corporation, as amended,
          incorporated by reference to Exhibit 3(ii) to the Current
          Report on Form 8-K of General  Motors Corporation  dated
          March 2, 1998; as further amended,  incorporated by
          reference  to  Exhibit  3(ii) to the  Current  Reports
          on Form 8-K of General Motors  Corporation dated June 24,
          1999, August 2, 1999, March 6, 2000, June 6, 2000, and
          October 3, 2000.                                                N/A
(4)(a)  Form of Indenture relating to the $500,000,000 8-1/8%
          Debentures Due April 15, 2016 dated as of April 1, 1986
          between General Motors Corporation and Citibank,
          N.A., Trustee, incorporated by reference to Exhibit 4
          to Amendment No. 1 to Form S-3 Registration Statement
          No. 33-4452 and resolutions adopted by the Special
          Committee on April 15, 1986, incorporated by reference
          to Exhibit 4(a) to the Current Report on Form 8-K of
          General Motors Corporation dated April 24, 1986.                N/A

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

Exhibit                                                                 Page
Number                                                                 Number
-------                                                                ------

(4)(b)    Form of Indenture relating to the $700,000,000 9-5/8%
            Notes Due December 1, 2000 and the $1,400,000,000
            Medium-Term Note Program dated as of November 15, 1990
            between General Motors Corporation and Citibank, N.A., Trustee,incorporated by reference to Exhibit 4(a) to
            Form S-3 Registration Statement No. 33-37737.                N/A
(4)(c)    Form of Indenture relating to the $377,377,000 7.75%
            Debentures Due March 15, 2036 dated as of December 7,
            1995 between General Motors Corporation and
            Citibank, N.A., Trustee, filed as Exhibit 4(a) to
            Amendment No. 1 to Form S-3 Registration Statement
            No. 33-64229.                                                N/A
(4)(d)    Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries. The Registrant agrees to furnish a copy of any such instrument to the
            Commission upon request.                                     N/A
(4)(e)(ii)Amended and Restated Declaration of Trust of General Motors
            Capital Trust G, incorporated by reference to Exhibit
            4(c)(ii) to the Current Report on Form 8-K of General
            Motors Corporation dated July 1, 1997.                       N/A
(4)(f)(i) Indenture between General Motors Corporation and Wilmington
            Trust Company, incorporated by reference to Exhibit 4(d)(i)
            to the Current Report on Form 8-K of  General Motors
            Corporation dated July 1, 1997.                              N/A
(4)(f)(iii)Second Supplemental Indenture between General Motors
            Corporation and Wilmington Trust Company With Respect To
            The Series G Junior Subordinated Debentures, incorporated
            by reference to Exhibit 4(d)(iii) to the Current Report on
            Form 8-K of General Motors Corporation dated July 1, 1997.   N/A
(4)(g)(ii)Series G Preferred Securities Guarantee Agreement,
            General Motors Capital Trust G, incorporated by reference
            to Exhibit 4(g)(ii) to the Current Report on Form  8-K of
            General  Motors  Corporation  dated  July 1,  1997.          N/A
(10)(a)** General Motors 1997 Annual Incentive Plan,  incorporated by reference to Exhibit B to the Proxy Statement of
            General Motors Corporation dated April 16,1997.              N/A
(10)(b)** General Motors 1997 Stock Incentive Plan, incorporated by reference to Exhibit B to the Proxy Statement of
            General Motors Corporation dated April 16, 1997.             N/A
(10)(c)** General Motors 1997 Performance Achievement Plan,
            incorporated by reference to Exhibit B to the Proxy
            Statement of General Motors Corporation dated
            April 16, 1997.                                              N/A
(10)(d)** Non-Employee Director Long-Term Stock Incentive Plan,
            incorporated by reference to Exhibit A to the Proxy
            Statement of General Motors Corporation dated
            April 16, 1997.                                              N/A
(10)(e)   Employment Contract with John M. Devine dated
            December 12, 2000.                                          IV-6
(12)      Computation of Ratios of Earnings to Fixed Charges
           for the Years Ended December 31, 2000, 1999, and 1998.       IV-11
(21)      Subsidiaries of the Registrant as of December 31, 2000        IV-12
(23)      Consent of Independent Auditors                               IV-18
(99)      Hughes Electronics Corporation Financial Statements
            and Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         IV-19

*  The  registrant  hereby  undertakes to furnish  supplementally  a copy of any
   omitted   schedule  or  other  attachment  to  the  Securities  and  Exchange
   Commission upon request.
** Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K

   Nine reports on Form 8-K, dated September 28, 2000 (filed October 2, 2000), October 3, 2000, November 1, 2000 (2), November 20, 2000, December 1, 2000,
December 7, 2000, December 12, 2000, and December 13, 2000 were filed during the quarter ended December 31, 2000 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits, and reporting matters under Item 9, Regulation FD Disclosure. Subsequently, one report on Form 8-K, dated October 3, 2000 was filed on January 17, 2001 reporting matters under Item 5, Other Events.



                       GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 SCHEDULE II - ALLOWANCES
                                                                 Additions     Additions
                                                   Balance at    charged to    charged to
                                                   beginning     costs and      other                     Balance at
Description                                        of year       expenses      accounts     Deductions    end of year
-----------                                        --------      --------      --------     ----------    -----------
                                                                          (dollars in millions)
For the Year Ended December 31, 2000
Allowances Deducted from Assets
  Finance receivables (unearned income)            $4,153           $ -       $3,942         $3,223        $4,872
  Allowance for credit losses                       1,114           552          169(a)         503(b)      1,332
  Accounts and notes receivable (for doubtful
    receivables)                                      301           173           44(a)         277(b)        241
  Inventories (principally for obsolescence of
    service parts)                                    364             -            -             64(c)        300
  Other investments and miscellaneous assets
    (receivables and other)                             5             -            1              -             6
  Miscellaneous allowances (mortgage and other)       225            35            1             75           186
                                                   ------          ----      -------        -------        ------
      Total Allowances Deducted from Assets        $6,162          $760       $4,157         $4,142        $6,937
                                                    =====           ===        =====          =====         =====

For the Year Ended December 31, 1999
Allowances Deducted from Assets
  Finance receivables (unearned income)            $4,027           $ -       $3,411         $3,285        $4,153
  Allowance for credit losses                       1,021           404          109(a)         420(b)      1,114
  Accounts and notes receivable (for doubtful
    receivables)                                      309            75           29(a)         112(b)        301
  Inventories (principally for obsolescence of
    service parts)                                    257           107(c)         -              -           364
  Other investments and miscellaneous assets
    (receivables and other)                            14             -            -              9             5
  Miscellaneous allowances (mortgage and other)       252            54            1             82           225
                                                    -----           ---        -----          -----         -----
      Total Allowances Deducted from Assets        $5,880          $640       $3,550         $3,908        $6,162
                                                    =====           ===        =====          =====         =====

For the Year Ended December 31, 1998
Allowances Deducted from Assets
  Finance receivables (unearned income)            $3,516           $ -       $3,288         $2,777        $4,027
  Allowance for credit losses                         903           463           96(a)         441(b)      1,021
  Accounts and notes receivable (for doubtful
    receivables)                                      161           208           19(a)          79(b)        309
  Inventories (principally for obsolescence of
    service parts)                                    258             -            -              1(c)        257
  Other investments and miscellaneous assets
    (receivables and other)                            13             -            1              -            14
  Miscellaneous allowances (mortgage and other)       202            52          113            115           252
                                                    -----           ---        -----          -----         -----
      Total Allowances Deducted from Assets        $5,053          $723       $3,517         $3,413        $5,880
                                                    =====           ===        =====          =====         =====


Notes:(a) Primarily reflects the recovery of accounts previously written-off.
      (b) Accounts written off.
      (c) Represents net change of inventory allowances.

Reference should be made to the notes to the GM consolidated financial statements.

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


                                         GENERAL MOTORS CORPORATION
                                         --------------------------
                                         (Registrant)

Date:  March 5, 2001                By
                                         /s/JOHN F. SMITH, JR.
                                         ----------------------------------
                                                (John F. Smith, Jr.
                                         Chairman of the Board of Directors)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 5th day of March 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                       Title
--------------------------               ----------------------------------

/s/JOHN F. SMITH, JR.                    Chairman of the Board of Directors
---------------------
(John F. Smith, Jr.)


/s/HARRY J. PEARCE                       Vice Chairman of the Board of
------------------                       Directors
(Harry J. Pearce)


/s/G. RICHARD WAGONER, JR.               President and Chief Executive
-------------------------                Officer
(G. Richard Wagoner, Jr.)


/s/JOHN M. DEVINE                        Vice Chairman and           )
-----------------                        Chief Financial Officer     )
(John M. Devine)                                                     )
                                                                     )Principal
                                                                     )Financial
/s/ERIC A. FELDSTEIN                     Vice President and Treasurer)Officers
--------------------                                                 )
(Eric A. Feldstein)                                                  )
                                                                     )

/s/WALLACE W. CREEK                      Controller                  )
-------------------                                                  )
(Wallace W. Creek)                                                   )Principal
                                                                     )Accounting
/s/PETER R. BIBLE                        Assistant Controller and    )Officers
-----------------                        Chief Accounting Officer    )
(Peter R. Bible)                                                     )

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


/s/GEORGE M. C. FISHER                          Director
----------------------
 (George M. C. Fisher)


/s/NOBUYUKI IDEI                                Director
----------------
 (Nobuyuki Idei)


/s/KAREN KATEN                                  Director
--------------
 (Karen Katen)


/s/J. WILLARD MARRIOTT, JR.                     Director
---------------------------
 (J. Willard Marriott, Jr.)


/s/ECKHARD PFEIFFER                             Director
-------------------
 (Eckhard Pfeiffer)


/s/LLOYD D. WARD                                Director
----------------
 (Lloyd D. Ward)


/s/DENNIS WEATHERSTONE                          Director
----------------------
 (Dennis Weatherstone)