Form 10-Q
period 2001-03-31
GENERAL MOTORS CORP
filed 2001-05-10
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended March 31, 2001


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

         As of March 31, 2001, there were outstanding 548,590,037 shares of the issuer's $1-2/3 par value common stock and 875,620,885 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three Months
            Ended March 31, 2001 and 2000                                3

           Consolidated Balance Sheets as of March 31, 2001,
            December 31, 2000, and March 31, 2000                        5

           Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000                   6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   12

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            17

   Item 6. Exhibits and Reports on Form 8-K                             18

Signatures                                                              18


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             19

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          2001          2000
                                                          ----          ----
                                                          (dollars in millions
                                                       except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues                           $42,615       $46,858
                                                        ------        ------
Cost of sales and other expenses (Note 9)               34,510        37,141
Selling, general, and administrative expenses            5,390         4,857
Interest expense                                         2,211         2,228
                                                       -------       -------
  Total costs and expenses                              42,111        44,226
                                                        ------        ------
Income before income taxes and minority interests          504         2,632
Income tax expense                                         208           783
Equity income/(loss) and minority interests                (59)          (66)
                                                          ----       --------
  Net income                                               237         1,783
Dividends on preference stocks                             (28)          (29)
                                                          ----       -------
  Earnings attributable to common stocks                  $209        $1,754
                                                           ===         =====

Basic earnings (losses) per share attributable
  to common stocks (Note 8)
Earnings per share attributable to $1-2/3 par value      $0.54         $2.88
                                                          ====          ====
Earnings per share attributable to Class H              $(0.10)       $(0.08)
                                                          ====          ====

Earnings (losses) per share attributable to common stocks
  assuming dilution (Note 8)
Earnings per share attributable to $1-2/3 par value      $0.53         $2.80
                                                          ====          ====
Earnings per share attributable to Class H              $(0.10)       $(0.08)
                                                          ====          ====




Reference should be made to the notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          2001          2000
                                                          ----          ----
                                                         (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues                           $36,164       $41,195
                                                        ------        ------
Cost of sales and other expenses (Note 9)               32,494        35,321
Selling, general, and administrative expenses            3,639         3,507
                                                       -------        ------
  Total costs and expenses                              36,133        38,828
                                                        ------        ------
Interest expense                                           162           216
Net expense from transactions with
  Financing and Insurance Operations                       131           139
                                                           ---        ------
Income (loss) before income taxes and
  minority interests                                      (262)        2,012
Income tax (benefit) expense                               (81)          542
Equity income/(loss) and minority interests                (36)          (65)
                                                          ----        ------
  Net income (loss) - Automotive, Communications
    Services, and Other Operations                       $(217)       $1,405
                                                           ===         =====


FINANCING AND INSURANCE OPERATIONS

Total revenues                                          $6,451        $5,663
                                                         -----         -----

Interest expense                                         2,049         2,012
Depreciation and amortization expense                    1,509         1,523
Operating and other expenses                             1,717         1,306
Provisions for financing and insurance losses              541           341
                                                         -----         -----
  Total costs and expenses                               5,816         5,182
                                                         -----         -----
Net income from transactions with Automotive,
  Communications Services, and Other Operations           (131)         (139)
                                                           ---           ---
Income before income taxes and minority interests          766           620
Income tax expense                                         289           241
Equity income/(loss) and minority interests                (23)           (1)
                                                           ---           ---
  Net income - Financing and Insurance Operations         $454          $378
                                                           ===           ===


The above supplemental consolidating information is explained in Note 1, "Financial Statement Presentation."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                Mar. 31,              Mar. 31,
                                                 2001       Dec. 31,    2000
GENERAL MOTORS CORPORATION AND SUBSIDIARIES   (Unaudited)    2000    (Unaudited)
                                               ---------     ----     ---------
                        ASSETS                      (dollars in millions)
Automotive, Communications Services, and
  Other Operations
Cash and cash equivalents                       $7,445      $9,119       $8,497
Marketable securities                              455       1,161        1,948
                                                ------     -------      -------
  Total cash and marketable securities           7,900      10,280       10,445
Accounts and notes receivable
  (less allowances)                              6,264       5,835        5,552
Inventories (less allowances) (Note 2)          11,885      10,945       12,028
Equipment on operating leases (less
  accumulated depreciation)                      5,365       5,699        5,963
Deferred income taxes and other
  current assets                                 8,421       8,388        9,491
                                                ------      ------       ------
  Total current assets                          39,835      41,147       43,479
Equity in net assets of nonconsolidated
  associates                                     4,271       3,497        2,158
Property - net                                  34,081      33,977       33,177
Intangible assets - net                          7,563       7,622        8,808
Deferred income taxes                           14,806      14,870       15,100
Other assets                                    31,290      32,243       25,372
                                                ------      ------       ------
  Total Automotive, Communications Services,
    and Other Operations assets                131,846     133,356      128,094
Financing and Insurance Operations
Cash and cash equivalents                        6,209       1,165          910
Investments in securities                       10,107       9,595        9,016
Finance receivables - net                       87,845       92,415      84,581
Investment in leases and other receivables      36,386      36,752       37,350
Other assets                                    29,041      27,846       21,243
Net receivable from Automotive, Communications
   Services, and Other Operations                1,380       1,971        1,407
                                               -------     -------      -------
  Total Financing and Insurance
   Operations assets                           170,968     169,744      154,507
                                               -------     -------      -------
Total assets                                  $302,814    $303,100     $282,601
                                               =======     =======      =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services, and
  Other Operations
Accounts payable (principally trade)           $18,587     $18,309      $17,649
Loans payable                                    2,052       2,208        2,041
Accrued expenses                                33,861      33,252       33,214
Net payable to Financing and Insurance
  Operations                                     1,380       1,971        1,407
                                                ------      ------       ------
  Total current liabilities                     55,880      55,740       54,311
Long-term debt                                   8,510       7,410        8,587
Postretirement benefits other than pensions     33,416      34,306       34,532
Pensions                                         3,386       3,480        3,395
Other liabilities and deferred income taxes     15,109      15,768       17,214
                                               -------     -------      -------
  Total Automotive, Communications Services,
    and Other Operations liabilities           116,301     116,704      118,039
Financing and Insurance Operations
Accounts payable                                 6,669       7,416        4,616
Debt                                           135,334     135,037      124,492
Other liabilities and deferred income taxes     14,366      12,922       12,202
                                               -------     -------     --------
  Total Financing and Insurance Operations
    liabilities                                156,369     155,375      141,310
Minority interests                                 702         707          621
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely
  junior subordinated debentures of
  General Motors (Note 4)
    Series D                                         -           -           79
    Series G                                       139         139          139
Stockholders' equity
$1-2/3 par value common stock (issued,
  548,924,480; 548,181,757;
  and 621,602,927 shares) (Note 8)                 915         914        1,036
Class H common stock (issued,
  875,728,294; 875,286,559;
  and 415,537,836 shares) (Note 5 and 8)            88          88           14
Capital surplus (principally additional
  paid-in capital)                              21,105      21,020       14,031
Retained earnings                               10,053      10,119        8,404
                                                ------      ------       ------
    Subtotal                                    32,161      32,141       23,485
Accumulated foreign currency translation
  adjustments                                   (2,992)     (2,502)      (2,115)
Net unrealized loss on derivatives (Note 7)       (121)          -            -
Net unrealized gains on securities                 300         581        1,164
Minimum pension liability adjustment               (45)        (45)        (121)
                                              --------    --------     --------
    Accumulated other comprehensive loss        (2,858)     (1,966)      (1,072)
                                              --------    --------     --------
      Total stockholders' equity                29,303      30,175       22,413
                                              --------    --------     --------
Total liabilities and stockholders' equity    $302,814    $303,100     $282,601
                                              ========    ========     ========

Reference should be made to the notes to consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended March 31,
                                          -------------------------------------------------------
                                                      2001                        2000
                                          -------------------------     -------------------------
                                          Automotive,     Financing     Automotive,     Financing
                                          Comm.Serv.         and        Comm.Serv.         and
                                          and Other       Insurance     and Other       Insurance
                                          ---------       ---------     ---------       ---------
                                                           (dollars in millions)
Net cash provided by (used in)
  operating activities                        $873          $(153)         $2,449         $3,655

Cash flows from investing activities
Expenditures for property                   (2,078)           (19)         (1,702)          (103)
Investments in marketable securities
  - acquisitions                              (279)        (7,225)           (970)        (5,858)
Investments in marketable securities
  - liquidations                               985          6,713             720          6,261
Mortgage servicing rights - acquisitions         -           (447)              -           (178)
Mortgage servicing rights - liquidations         -              -               -              -
Finance receivables - acquisitions               -        (50,804)              -        (51,978)
Finance receivables - liquidations               -         34,521               -         35,252
Proceeds from sales of finance receivables       -         19,968               -         12,248
Operating leases - acquisitions             (1,748)        (2,850)         (2,174)        (4,481)
Operating leases - liquidations              1,925          2,481           1,763          1,739
Investments in companies, net of
  cash acquired                               (548)          (116)           (154)             -
Net investing activity with Financing and
  Insurance Operations                           -              -            (998)             -
Other                                         (824)           503            (291)           437
                                             -----          -----           -----          -----
Net cash (used in) provided by
  investing activities                      (2,567)         2,725          (3,806)        (6,661)
                                             -----          -----           -----          -----

Cash flows from financing activities
Net decrease in loans payable                 (156)       (16,857)            (25)          (564)
Long-term debt - borrowings                  2,041         22,518           1,186          7,754
Long-term debt - repayments                   (947)        (3,770)         (1,033)        (4,577)
Net financing activity with Automotive,
  Communications  Services,
  and Other Operations                           -              -               -            998
Repurchases of common stocks                     -              -            (132)             -
Proceeds from issuing common stocks             33              -             156              -
Cash dividends paid to stockholders           (301)             -            (339)             -
                                               ---          -----             ---          -----
Net cash provided by (used in)
  financing activities                         670          1,891            (187)         3,611
                                               ---          -----             ---          -----

Effect of exchange rate changes on cash and
  cash equivalents                             (59)           (10)            (95)            (1)
Net transactions with Automotive/
  Financing Operations                        (591)           591             406           (406)
                                               ---          -----           -----            ---
Net (decrease) increase in cash and
  cash equivalents                          (1,674)         5,044          (1,233)           198
Cash and cash equivalents at beginning
  of the period                              9,119          1,165           9,730            712
                                             -----          -----           -----            ---
Cash and cash equivalents at end
  of the period                             $7,445         $6,209          $8,497           $910
                                             =====          =====           =====            ===




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 2000 consolidated financial statements and notes thereto included in General Motors Corporation's (the "Corporation" or "GM") 2000 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the Securities and Exchange Commission.
   GM presents separate supplemental consolidating statements of income and other financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 2000 were reclassified to conform with the 2001 classifications.

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                               March 31,   Dec. 31,  March 31,
                                                 2001       2000       2000
                                               --------   ---------  ---------

Productive material, work in process,
   and supplies                                 $5,840     $5,555     $5,963
Finished product, service parts, etc.            7,950      7,319      7,955
                                               -------    -------    -------
  Total inventories at FIFO                     13,790     12,874     13,918
   Less LIFO allowance                           1,905      1,929      1,890
                                               -------    -------    -------
     Total inventories (less allowances)       $11,885    $10,945    $12,028
                                                ======     ======     ======

Note 3.  Contingent Matters

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters. In connection with the disposition by Hughes of its defense electronics business to Raytheon Company in 1997 and its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price and other matters that may result in payments by Hughes to the acquiring companies that could be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 4.  Preferred Securities of Subsidiary Trusts

   On April 2, 2001, GM redeemed the Series G Trust's sole assets causing the Series G Trust to redeem the approximately 5 million outstanding Series G 9.87% Trust Originated Preferred Securitiessm (TOPrSsm). The Series G TOPrS were redeemed at a price of $25 per share plus accrued and unpaid dividends of $0.42 per share. Also on April 2, 2001, GM redeemed the approximately 5 million outstanding Series G depositary shares, each of which represents a one-fourth interest in a GM Series G 9.12% Preference Share, at a price of $25 per share plus accrued and unpaid dividends of $0.59 per share. The securities together had a total face value of approximately $252 million.

-------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 5.  Capital Stock Transactions

   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to the U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30% and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to 70% on a fully diluted basis.
   On June 6, 2000, the GM Board of Directors declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All GM Class H common stock per share amounts and numbers of shares for all periods presented have been adjusted to reflect the stock split. Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock were not changed. The voting and liquidation rights of GM $1-2/3 par value common stock are one vote per share and one liquidation unit per share.

Note 6.  Comprehensive Income

   GM's total comprehensive (loss) income was as follows (dollars in millions):

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                2001         2000
                                                ----         ----
Net income                                      $237       $1,783
Other comprehensive (loss) income               (892)          86
                                                 ---       ------
   Total                                       $(655)      $1,869
                                                 ===        =====

Note 7.  Derivative Financial Instruments

   Effective January 1, 2001, GM adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. GM assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $23 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income.
   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of minimizing exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 7.  Derivative Financial Instruments (concluded)

Cash Flow Hedges
   GM uses financial instruments designated as cash flow hedges to hedge the Corporation's exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and its exposure to commodity price risk associated with changes in prices of commodities used in its automotive business, primarily non-ferrous metals used in the manufacture of automotive components. For transactions denominated in foreign currencies GM hedges forecasted and firm commitment exposures up to one year in the future. For commodities, GM hedges exposures up to seven years in the future. For the three months ended March 31, 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges, and changes in the time value of the instruments, which are excluded from the assessment of hedge ineffectiveness, increased cost of sales and other expenses by $2 million and $73 million, respectively. For the three months ended March 31, 2001, net gains of $1 million were reclassified into earnings as a result of the discontinuance of cash flow hedges.
   Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the three months ended March 31, 2001, $59 million of net derivative gains were reclassified to cost of sales and other expenses. These net gains were offset by gains and losses on the transactions being hedged. Approximately $9 million of net derivative losses included in other comprehensive income at March 31, 2001 will be reclassified into earnings within twelve months from that date.

Fair Value Hedges
   GM uses financial instruments designated as fair value hedges to manage certain of the Corporation's exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. Interest rate swap agreements are used to hedge GM's exposure associated with its fixed rate debt. For the three months ended March 31, 2001, hedge ineffectiveness associated with instruments designated as fair value hedges increased selling, general, and administrative expenses by $62 million. During the same period, no fair value hedges were derecognized.

Undesignated Derivative Instruments
   Forward contracts and options not designated as hedging instruments under SFAS No. 133 are also used to hedge certain foreign currency exposures. Unrealized gains and losses on such instruments are recognized currently in earnings.

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

                                                         Three Months Ended
                                                            March 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----
Earnings (losses) attributable to common stocks
  Earnings attributable to $1-2/3 par value              $296        $1,786
  (Losses) attributable to Class H                       $(87)         $(32)

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)

   Losses attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated losses used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (875 million and 413 million during the three months ended March 31, 2001 and 2000, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion for the first quarter of 2001 and 2000.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):




                                       $1-2/3 Par Value Common Stock           Class H Common Stock
                                      -------------------------------     ------------------------------
                                                            Per Share                          Per Share
                                      Income     Shares       Amount      ASCNI     Shares       Amount
                                      ------     ------       ------      -----     ------       ------
Three Months Ended March 31, 2001
Net income (loss)                       $307                              $(70)
Less:Dividends on preference stocks       11                                17
                                         ---                               ---
Basic EPS
  Income (loss) attributable to
   common stocks                         296       548         $0.54       (87)       875        $(0.10)
                                                                ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                           -         6                       -          -
                                         ---       ---                     ---        ---
Diluted EPS
  Adjusted income (loss) attributable
   to common stocks                     $296       554         $0.53      $(87)       875        $(0.10)
                                         ===       ===          ====        ==        ===          ====

Three Months Ended March 31, 2000

Net income (loss)                     $1,807                                         $(24)
Less:Dividends on preference stocks       21                                            8
                                       -----                                          ---
Basic EPS
  Income (loss) attributable to
   common stocks                       1,786       620         $2.88       (32)       413        $(0.08)
                                                                ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                           -        17                       -          -
                                       -----       ---                     ---        ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                      $1,786       637         $2.80      $(32)       413        $(0.08)
                                       =====       ===          ====        ==        ===          ====

Note 9.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (in millions):

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                  2001          2000
                                                  ----          ----

  Depreciation                                  $1,031          $990
  Amortization of special tools                    565           654
  Amortization of intangible assets                 73            71
                                                 -----         -----
     Total                                      $1,669        $1,715
                                                 =====         =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)
Note 10.  Segment Reporting

   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of General Motors Automotive
(GMA) (which is comprised of four regions:  GM North America  (GMNA),  GM Europe
(GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP)), Hughes, and Other. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. Selected information regarding GM's reportable operating segments were as follows:



                                                                                               Total
                                                                                               Auto-             Other      Total
                                GMNA     GME   GMLAAM     GMAP     GMA     Hughes    Other     motive    GMAC  Financing  Financing
                                ----     ---   ------     ----     ---     ------    -----     ------    ----  ---------  ---------
                                                                    (dollars in millions)
For the Three Months Ended March 31, 2001
Net sales and revenues:
  External customers         $25,580   $6,000  $1,361     $838  $33,779   $1,911      $474   $36,164   $6,369     $82     $6,451
  Intersegment                  (474)     268      34      172        -        6        (6)        -       -        -          -
                              ------    -----   -----    -----   ------    -----       ---    ------    -----      --      -----
Total net sales and revenues $25,106   $6,268  $1,395   $1,010  $33,779   $1,917      $468   $36,164   $6,369     $82     $6,451
                              ======    =====   =====    =====   ======    =====       ===    ======    =====      ==      =====

Interest income (a)             $269      $83      $1       $4     $357      $24     $(225)     $156     $638   $(118)      $520
Interest expense                $355      $60     $24       $1     $440      $51     $(329)     $162   $1,989     $60     $2,049
Net income (loss)               $106     $(84)     $5     $(21)      $6    $(104)(b) $(119)    $(217)    $465    $(11)      $454

Segment Assets               $88,963  $18,423  $4,499     $964 $112,849  $18,854      $143  $131,846 $170,110    $858   $170,968


For the Three Months Ended March 31, 2000
Net sales and revenues:
  External customers         $29,729   $6,570  $1,249     $783  $38,331   $2,107      $757   $41,195   $5,621     $42     $5,663
  Intersegment                  (485)     264     141       80        -       11       (11)        -        -       -          -
                              ------    -----  ------      ---   ------    -----       ---    ------    -----      --      -----
Total net sales and revenues $29,244   $6,834  $1,390     $863  $38,331   $2,118      $746   $41,195   $5,621     $42     $5,663
                              ======    =====   =====      ===   ======    =====       ===    ======    =====      ==      =====

Interest income (a)             $123     $100      $6       $2     $231      $18      $(88)     $161     $483   $(109)      $374
Interest expense                $266      $86     $21       $-     $373      $45     $(202)     $216   $1,910    $102     $2,012
Net income (loss)             $1,289     $221      $1       $7   $1,518     $(77)(b)  $(36)   $1,405     $397    $(19)      $378

Segment Assets               $82,618  $21,139  $4,597   $1,268 $109,622  $20,196   $(1,724) $128,094 $153,913    $594   $154,507


(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company of $1 million and $5 million for 2001 and 2000, respectively.

                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2000 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the "Corporation" or "GM") 2000 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM  presents  separate  financial  information for the following  businesses:
Automotive, Communications Services, and Other Operations and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

   .  GM Automotive (GMA), which is comprised of four regions:  GM North America
      (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP);
   . Hughes, which includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks; and
   . Other, which includes the design, manufacturing, and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities.

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

RESULTS OF OPERATIONS

   For the first quarter of 2001, consolidated net income for the Corporation was $237 million, or $0.53 per share of GM $1-2/3 par value common stock, compared with $1.8 billion, or $2.80 per share of GM $1-2/3 par value common stock for the first quarter of 2000.
   Effective January 1, 2001, GM adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $23 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income. For the first quarter of 2001, the net effect of the initial adoption of SFAS No. 133 resulted in an increase to income for the Corporation of $12 million after-tax (GMNA $(14) million, GME $2 million, GMLAAM $(1) million, GMAP $(1) million, Hughes $(8) million, and GMAC $34 million). This amount represents the initial transition adjustment recorded as a charge to income of $23 million and the amount of the initial transition adjustment originally recorded in other comprehensive income which was reclassified into earnings during the first quarter. These amounts were primarily recorded in cost of sales for Automotive, Communications Services, and Other Operations and in operating and other expenses and interest expense for Financing and Insurance Operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks

                                   Three Months Ended March 31,
                        ------------------------------------------------------
                                   2001                        2000
                        -------------------------     ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                        Industry   GM    Industry     Industry   GM    Industry
                        --------  ----   --------     --------  ----   --------
                                      (units in thousands)
GMNA
United States
  Cars                   2,089     604     28.9%       2,227     644     28.9%
  Trucks                 2,118     592     28.0%       2,265     639     28.2%
                         -----   -----                 -----   -----
  Total United States    4,207   1,196     28.4%       4,492   1,283     28.6%
Canada, Mexico, and
   Other                   646     164     25.4%         631     157     24.8%
                         -----   -----                 -----   -----

  Total GMNA             4,853   1,360     28.0%       5,123   1,440     28.1%
  GME                    5,183     496      9.6%       5,551     522      9.4%
  GMLAAM                   978     163     16.6%         879     138     15.8%
  GMAP                   3,345     125      3.8%       3,357     111      3.3%
                        ------   -----                ------   -----
Total Worldwide         14,359   2,144     14.9%      14,910   2,211     14.8%
                        ======   =====                ======   =====


Wholesale Sales

                                     Three Months Ended
                                         March  31,
                                -------------------------
                                  2001             2000
                                --------         --------
                                  (units in thousands)
GMNA
  Cars                             594              731
  Trucks                           631              758
                                 -----            -----
    Total GMNA                   1,225            1,489
                                 -----            -----
GME
  Cars                             441              460
  Trucks                            27               39
                                   ---              ---
    Total GME                      468              499
                                   ---              ---
GMLAAM
  Cars                             111               92
  Trucks                            48               43
                                   ---              ---
    Total GMLAAM                   159              135
                                   ---              ---
GMAP
  Cars                              47               39
  Trucks                            92               77
                                   ---              ---
    Total GMAP                     139              116
                                   ---              ---

Total Worldwide                  1,991            2,239
                                 =====            =====

GMA Financial Review

   GMA's income and net margin adjusted to exclude the net effect of the initial adoption of SFAS No. 133 (adjusted income and margin) was $20 million and 0.1% on net sales and revenues of $33.8 billion for the first quarter of 2001, compared with income of $1.5 billion and a net margin of 4.0% on net sales and revenues of $38.3 billion for the prior year quarter. The decrease in adjusted income and net sales and revenues from the prior year quarter was primarily due to a decrease in wholesale sales volumes and pricing pressures in North America and Europe. These unfavorable conditions were partially offset by cost structure improvements, primarily in North America.
     GMNA's adjusted income was $120 million for the first quarter of 2001, compared with $1.3 billion for the prior year quarter. The decrease in GMNA's first quarter 2001 adjusted income was primarily the result of lower wholesale sales volumes due to significant production reductions during the quarter (as efforts were made to decrease dealer stock levels in the U.S.) and unfavorable net price, partially offset by improvements in manufacturing costs due to performance efficiencies and material cost savings. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period, was unfavorable for the quarter at (1.0)% year-over-year.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GME's adjusted loss was $86 million for the first quarter of 2001, compared with income of $221 million for the prior year quarter. The decrease in adjusted earnings for the first quarter of 2001 was primarily due to a decrease in wholesale sales volume from the continued weakening of the European industry, as well as reduced availability of the new Corsa during the launch period. The volume decreases were exacerbated by a continued shift in sales mix from larger, more profitable vehicles to the smaller, less profitable entries, and a continued increase in competitive pricing pressure.
   GMLAAM's adjusted income was $6 million for the first quarter of 2001, compared with income of $1 million for the prior year quarter. The increase in adjusted income for the first quarter of 2001 was primarily due to an increase in wholesale sales volumes and nominal price increases, partially offset by increases in material, manufacturing, and commercial costs.
   GMAP's adjusted loss was $20 million for the first quarter of 2001, compared with income of $7 million for the prior year quarter. The decrease in adjusted earnings for the first quarter of 2001 was primarily due to increased equity losses at Isuzu, unfavorable product mix, and start-up costs in the region, partially offset by increased wholesale sales volumes.

Hughes Financial Review

   Total net sales and revenues decreased to $1.9 billion for the first quarter of 2001, compared with $2.1 billion for the prior year quarter. The decrease in net sales and revenues for the first quarter of 2001 resulted from decreased
revenues  at  Hughes   Network   Systems   (HNS)  and   PanAmSat   Corporation
(PanAmSat), as well as the sale of the satellite systems manufacturing businesses to The Boeing Company on October 6, 2000. The decrease in net sales and revenues at HNS was primarily due to decreased shipments of DIRECTV receiver equipment and a decrease in manufacturing subsidies due primarily to DIRECTV's completion of the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000. The decrease in net sales and revenues at PanAmSat was primarily due to new outright sales and sales-type lease transactions executed during the first quarter of 2000, for which there were no comparable results for the first quarter of 2001. These decreases were partially offset by an increase in net sales and revenues at the Direct-To-Home businesses that resulted from the addition of about 2.0 million net new subscribers in the United States and Latin America since March 31, 2000.
   Hughes' adjusted loss was $96 million for the first quarter of 2001, compared with a loss of $77 million for the prior year quarter. The increase in the adjusted loss for the first quarter of 2001 was primarily due to higher marketing costs at the Direct-To-Home businesses resulting from increased subscriber growth in both the United States and Latin America, increased depreciation and amortization expense due to capital expenditures for property and satellites since the first quarter of 2000 and a change in the useful life of Galaxy VIII-i satellite that resulted from the failure of its primary propulsion system during the third quarter of 2000, and the sale of the satellite systems manufacturing businesses to The Boeing Company in October 2000. These increases were partially offset by the write-off of the discontinued DIRECTV Japan business in 2000.
   Due to rapid consolidation in the media and telecommunications industries, GM is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1-2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals, will be satisfied.

GMAC Financial Review

   GMAC's adjusted income was $431 million for the first quarter of 2001, compared with $397 million for the prior year quarter. Adjusted income from automotive and other financing operations totaled $290 million for the first quarter of 2001, compared with $262 million for the prior year quarter. The strong results can be attributed to higher asset levels in North America in the first quarter of 2001. Adjusted income from insurance operations totaled $43 million for the first quarter of 2001, compared with $62 million for the prior year quarter. The decrease was due to industry-wide deterioration of loss trends in the personal lines business, partially offset by favorable loss experiences in certain commercial and mechanical programs. Adjusted income from mortgage operations totaled $98 million for the first quarter of 2001, compared with $73 million for the prior year quarter. The increased earnings from mortgage operations reflect higher originations and increased securitization activity, as well as increased contributions from international operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

   Financing revenue totaled $3.9 billion for the first quarter of 2001, compared with $3.8 billion for the prior year quarter. The growth was mainly due to higher average retail and commercial and other loan receivable balances, partially offset by a decrease in wholesale receivable balances.
   During the first quarter of 2001, interest rates, including those on originated loans for fifteen and thirty-year residential mortgages, declined substantially. This activity increased mortgage refinancing activity resulting in a reduction in the expected future cash flows that support the carrying value of the mortgage servicing rights. To protect against declines in fair value of its mortgage servicing rights, GMAC administers a hedge program. Subsequent to March 31, 2001, spreads between mortgage rates, which drive changes in the value of GMAC's mortgage related assets, and the interest rates which drive changes in the value of GMAC's hedge instruments that are used in risk management activities have significantly tightened while prepayments have continued to accelerate. As a result, estimated fair values of mortgage servicing rights for risks not being hedged have declined.
   Using the respective interest rates in effect as of April 30, 2001 to value the mortgage serving rights and corresponding derivatives that hedge mortgage servicing rights, the net potential negative effect of the risks not being hedged (spread risk), hedge ineffectiveness, and loan prepayments is a reduction in income of $80 million after-tax. This impact may change, as most of this is unrealized at this date. Should this interest rate environment continue, additional potential impairments could occur or be realized or should it improve, the potential impairments could decline or be eliminated.
   Furthermore,   significantly   offsetting  the  impact  of  these   potential
impairments are several positive factors, including improvement in GMAC's mortgage securitization residual cash flows; an increase in mortgage processing fees and interest income from mortgage loans held for sale; and lower funding costs due to the interest rate reduction by the Federal Reserve on April 18, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   At March 31, 2001, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $10.9 billion, compared with $13.3 billion at December 31, 2000 and $13.4 billion at March 31, 2000. The decrease from December 31, 2000 was primarily due to an increase in accounts receivable and inventory levels, partially offset by an increase in accounts payable. In addition, GM's purchase of an additional 10% equity stake in Suzuki, an increase in net capital expenditures, and decreased wholesale sales volumes contributed to the decrease in cash. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $5.7 billion at March 31, 2001, compared with $6.7 billion at December 31, 2000 and $6.3 billion at March 31, 2000. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $8.5 billion at March 31, 2001, compared with $7.4 billion at December 31, 2000 and $8.6 billion at March 31, 2000. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 35.4% at March 31, 2001, compared with 30.8% at December 31, 2000 and 46.1% at March 31, 2000. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 40.5% at March 31, 2001, compared with 36.6% at December 31, 2000 and 51.4% at March 31, 2000.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $(2.7) billion at March 31, 2001, compared with $662 million at December 31, 2000 and $(183) million at March 31, 2000.

Financing and Insurance Operations
----------------------------------

   At March 31, 2001, GMAC owned assets and serviced automotive receivables totaling $193.1 billion, compared with $185.6 billion at December 31, 2000 and $166.9 billion at March 31, 2000. The increase from December 31, 2000 was primarily the result of increases in cash and cash equivalents, serviced retail receivables, other assets, investments in securities, commercial and other loan receivables, due and deferred from receivable sales, real estate mortgages held for sale, and mortgage servicing rights. These increases were partially offset by a decline in net operating lease assets, serviced wholesale receivables, and receivables due from Automotive, Communications Services, and Other Operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations (concluded)

   Consolidated automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $114.2 billion at March 31, 2001, compared with $112.5 billion at December 31, 2000 and $100.1 billion at March 31, 2000. The increase from December 31, 2000 was primarily the result of a $1.8 billion increase in serviced retail receivables, an increase in commercial and other loan receivables, partially offset by a decrease in serviced wholesale receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The increase in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC.
   At March 31, 2001, GMAC's total borrowings were $133.8 billion, compared with $133.4 billion at December 31, 2000 and $123.2 billion at March 31, 2000. The increased borrowings since December 31, 2000 were used to fund increased asset levels. GMAC's ratio of total debt to total stockholder's equity at March 31, 2001 was 9.4:1, compared with 9.5:1 at December 31, 2000 and March 31, 2000.

Book Value Per Share

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $38.23 at March 31, 2001, compared with $39.36 at December 31, 2000 and $29.42 at March 31, 2000. Book value per share of GM Class H common stock, adjusted to reflect the GM Class H common stock split, was $7.65 at March 31, 2001, compared with $7.87 at December 31, 2000 and $5.88 at March 31, 2000.

Return on Net Assets (RONA)

   As part of its shareholder value initiatives, GM has adopted RONA as a performance measure to heighten management's focus on balance sheet investments and the return on those investments. GM's RONA calculation is based on principles established by management and approved by the GM Board of Directors. GM's 2001 first quarter RONA on an annualized basis adjusted to exclude the net effect of the initial adoption of SFAS No. 133 and excluding Hughes, was 5.1%.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On February 6, 2001, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid March 10, 2001, to holders of record on February 16, 2001. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.
   A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid on May 1, 2001, to the sole holder of record on April 2, 2001.

Employment and Payrolls

Worldwide employment at March 31, (in thousands) 2001        2000
                                                 ----        ----

  GMNA                                            208         214
  GME                                              79          90
  GMLAAM                                           23          23
  GMAP                                             11          11
  Hughes                                           10          18
  GMAC                                             28          26
  Other                                            13          13
                                                 ----        ----
    Total employees                               372         395
                                                  ===         ===

                                                 Three Months Ended
                                                     March 31,
                                                -------------------
                                                2001           2000
                                                ----           ----

Worldwide payrolls - (in billions)              $5.0           $5.5
                                                 ===            ===

                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 2001, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

   With respect to the previously reported action against DIRECTV filed by Pegasus Satellite Television, Inc. ("Pegasus Satellite") and Golden Sky Systems, Inc. ("Golden Sky"), the two largest National Rural Telecommunications Cooperative ("NRTC") affiliates, on January 11, 2000, DIRECTV filed counterclaims against Pegasus Satellite and Golden Sky on March 9, 2001 seeking Judicial declarations that the contracts between them and the NRTC do not include rights of first refusal and will terminate when the DIRECTV-1 satellite is removed from orbit. DIRECTV denies that it has wrongfully interfered with any of the plaintiff's business relationships and will vigorously defend the lawsuit.

                                       ***

   As previously reported, a class action suit was filed against DIRECTV on behalf of the NRTC participating members on February 29, 2000 asserting claims identical to the claims that were asserted by Pegasus Satellite and Golden Sky in their lawsuit against DIRECTV. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice. DIRECTV filed counterclaims against the class identical to those filed against Pegasus Satellite and Golden Sky described above on March 9, 2001.

                                       ***

   On  February  1, 2001,  the NRTC filed a third  lawsuit in the U.S.  District
Court for the Central District of California against DIRECTV, seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for the Pegasus Satellite and Golden Sky and class action lawsuits. The NRTC has been and continues to pay DIRECTV's legal fees in those matters under protest. DIRECTV filed a counterclaim on February 21, 2001 seeking a declaratory judgement that the NRTC is indeed responsible for the defense and indemnity of DIRECTV, and the NRTC's repudiation of its obligations entitled DIRECTV to terminate the DBS Distribution Agreement with the NRTC.

                                            ***

   With regard to the previously reported EchoStar Communications Corporation ("EchoStar") action filed on February 1, 2000 against DIRECTV, Hughes Network Systems and Thomson Consumer Electronics, Inc., EchoStar received permission from the court on April 5, 2001 to add Circuit City Stores, Inc., Best Buy Co., Inc. and RadioShack Corporation as defendants and a horizontal conspiracy claim involving these defendants and DIRECTV to the lawsuit. Although an amount of loss, if any, cannot be estimated at this time, an unfavorable outcome could be reached that could be material to Hughes' results of operations or financial position. DIRECTV believes that EchoStar's complaint, as amended, is without merit and is vigorously defending against the allegations raised.

                                       ***

   With respect to the previously reported Hughes Communications Galaxy, Inc. ("HCGI") action filed on March 22, 1991 against the U.S. Government that was based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle, oral argument is scheduled to be heard in July 2001 on the appeals. HCGI is requesting a greater amount than the $103 million previously awarded to HCGI, and the Government filed its cross appeal. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award. Final resolution of this issue could result in a gain that would be material to Hughes.

                                       ***

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (concluded)

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended March 31, 2001, or subsequent thereto, but before the filing of this report are summarized below:

   With respect to the Notices of Violation dated March 28, 2000 and July 5, 2000 which General Motors received from the Michigan Department of Environmental Quality ("MDEQ") alleging non-compliance with certain applicable clean air regulations at the GM Service Parts Operations - Flint Processing Center, GM has entered into a Consent Order with MDEQ providing for a fine of $59,022 and GM's agreement to retire certain emission credits.

                                   * * * * * *

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            19



(b)  REPORTS ON FORM 8-K

   Eleven reports on Form 8-K, dated October 3, 2000 (filed January 17, 2001), January 3, 2001, January 8, 2001, January 16, 2001 (2), February 1, 2001,
February 6, 2001, February 9, 2001, February 22, 2001, March 1, 2001, and March 29, 2001 were filed during the quarter ended March 31, 2001 reporting matters under Item 5, Other Events and reporting matters under Item 9, Regulation FD Disclosure.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      GENERAL MOTORS CORPORATION
                                      --------------------------
                                            (Registrant)



Date:  May 10, 2001                   /s/Peter R. Bible
-------------------                   -----------------------------------------
                                      (Peter R. Bible, Chief Accounting Officer)