Form 10-Q
period 2001-06-30
GENERAL MOTORS CORP
filed 2001-08-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended June 30, 2001


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

         As of July 31, 2001, there were outstanding 550,027,429 shares of the issuer's $1-2/3 par value common stock and 876,564,617 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and
            Six Months Ended June 30, 2001 and 2000                      3

           Consolidated Balance Sheets as of June 30, 2001,
            December 31, 2000, and June 30, 2000                         5

           Condensed Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 2001 and 2000                  6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            18

   Item 4. Submission of Matters to a Vote of Security Holders          20

   Item 6. Exhibits and Reports on Form 8-K                             22

Signatures                                                              22


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             23

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                      Three Months Ended     Six Months Ended
                                         June 30,                June 30,
                                         --------                --------
                                     2001      2000          2001      2000
                                     ----      ----          ----      ----
                                  (dollars in millions except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues      $46,220   $48,743       $88,835   $95,601
                                   ------    ------        ------    ------
Cost of sales and other expenses
  (Note 9)                         37,181    38,069        71,691    75,210
Selling, general, and
  administrative expenses           5,855     5,481        11,245    10,338
Interest expense                    2,259     2,358         4,470     4,586
                                   ------    ------        ------    ------
  Total costs and expenses         45,295    45,908        87,406    90,134
                                   ------    ------        ------    ------
Income before income taxes and
  minority interests                  925     2,835         1,429     5,467
Income tax expense                    304       929           512     1,712
Equity income/(loss) and
  minority interests                 (144)     (155)         (203)     (221)
                                      ---     -----           ---    ------
  Net income                          477     1,751           714     3,534
Dividends on preference stocks        (23)      (27)          (51)      (56)
                                     ----   -------          ----   -------
  Earnings attributable to
    common stocks                    $454    $1,724          $663    $3,478
                                      ===     =====           ===     =====

Basic earnings (losses) per share
  attributable to common stocks
  (Note 8)
Earnings per share attributable to
  $1-2/3 par value                  $1.05     $2.99         $1.59     $5.87
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.14)   $(0.07)       $(0.24)   $(0.15)
                                     ====      ====          ====      ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 8)
Earnings per share attributable to
  $1-2/3 par value                  $1.03     $2.93         $1.56     $5.74
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.14)   $(0.07)       $(0.24)   $(0.15)
                                     ====      ====          ====      ====



Reference should be made to the notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)


                                      Three Months Ended     Six Months Ended
                                         June 30,                June 30,
                                         --------                --------
                                     2001      2000          2001      2000
                                     ----      ----          ----      ----
                                              (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues      $39,731   $42,870       $75,895   $84,065
                                   ------    ------        ------    ------
Cost of sales and other expenses
  (Note 9)                         35,182    36,260        67,676    71,581
Selling, general, and
  administrative expenses           4,091     4,032         7,730     7,539
                                   ------    ------        ------    ------
  Total costs and expenses         39,273    40,292        75,406    79,120
                                   ------    ------        ------    ------
Interest expense                      151       222           313      438
Net expense from transactions with
  Financing and Insurance Operations   87       172           218      311
                                     ----    ------           ---   ------
Income (loss) before income taxes
  and minority interests              220     2,184           (42)    4,196
Income tax expense (benefit)           68       698           (13)    1,240
Equity income/(loss) and
  minority interests                 (113)     (155)         (149)     (220)
                                      ---     -----           ---    ------
  Net income (loss) - Automotive,
    Communications Services,
    and Other Operations              $39    $1,331         $(178)   $2,736
                                       ==     =====           ===     =====


FINANCING AND INSURANCE OPERATIONS

Total revenues                     $6,489    $5,873       $12,940   $11,536
                                    -----     -----        ------    ------

Interest expense                    2,108     2,136         4,157     4,148
Depreciation and amortization
  expense                           1,443     1,483         2,952     3,006
Operating and other expenses        1,729     1,391         3,446     2,697
Provision for financing and
  insurance losses                    591       384         1,132       725
                                    -----     -----        ------    ------
  Total costs and expenses          5,871     5,394        11,687    10,576
                                    -----     -----        ------    ------
Net income from transactions with
  Automotive, Communications
  Services, and Other Operations      (87)     (172)         (218)     (311)
                                      ---       ---           ---     -----
Income before income taxes and
  minority interests                  705       651         1,471     1,271
Income tax expense                    236       231           525       472
Equity income/(loss) and
  minority interests                  (31)        -           (54)       (1)
                                      ---       ---           ---       ---
  Net income - Financing and
    Insurance Operations             $438      $420          $892      $798
                                      ===       ===           ===       ===


The above supplemental consolidating information is explained in Note 1, "Financial Statement Presentation."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                              June 30,              June 30,
                                                2001      Dec. 31,    2000
                                            (Unaudited)     2000   (Unaudited)
                                            -----------     ----   -----------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES       (dollars in millions)
                   ASSETS
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                      $8,370     $9,119     $9,441
Marketable securities                             795      1,161        893
                                               ------    -------   --------
  Total cash and marketable securities          9,165     10,280     10,334
Accounts and notes receivable
  (less allowances)                             6,533      5,835      5,968
Inventories (less allowances) (Note 2)         11,072     10,945     11,680
Equipment on operating leases
  (less accumulated depreciation)               5,084      5,699      5,973
Deferred income taxes and other current assets  8,499      8,388      9,678
                                               ------     ------     ------
  Total current assets                         40,353     41,147     43,633
Equity in net assets of nonconsolidated
  associates                                    4,934      3,497      3,377
Property - net                                 33,922     33,977     33,436
Intangible assets - net                         7,743      7,622      8,726
Deferred income taxes                          15,560     14,870     13,456
Other assets                                   31,226     32,243     30,207
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations assets               133,738    133,356    132,835
Financing and Insurance Operations
Cash and cash equivalents                       1,139      1,165        692
Investments in securities                      10,614      9,595      9,447
Finance receivables - net                      89,608     92,415     85,782
Investment in leases and other receivables     35,701     36,752     37,883
Other assets                                   31,281     27,846     23,528
Net receivable from Automotive, Communications
  Services, and Other Operations                1,582      1,971      1,182
                                              -------    -------    -------
  Total Financing and Insurance
    Operations assets                         169,925    169,744    158,514
                                              -------    -------    -------
Total assets                                 $303,663   $303,100   $291,349
                                              =======    =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)          $19,177    $18,309    $17,329
Loans payable                                   2,430      2,208      2,554
Accrued expenses                               34,512     33,252     32,527
Net payable to Financing and
  Insurance Operations                          1,582      1,971      1,182
                                               ------     ------     ------
  Total current liabilities                    57,701     55,740     53,592
Long-term debt                                  8,662      7,410      8,518
Postretirement benefits other than pensions    34,109     34,306     33,931
Pensions                                        3,111      3,480      3,338
Other liabilities and deferred income taxes    14,791     15,768     17,279
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations liabilities          118,374    116,704    116,658
Financing and Insurance Operations
Accounts payable                                6,348      7,416      4,611
Debt                                          133,088    135,037    128,164
Other liabilities and deferred income taxes    15,494     12,922     12,161
                                              -------    -------    -------
  Total Financing and Insurance
    Operations liabilities                    154,930    155,375    144,936
Minority interests                                699        707        647
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely junior
  subordinated debentures of General Motors
  (Note 4)
    Series G                                        -        139        139
Stockholders' equity
$1-2/3 par value common stock (issued,
  549,606,968; 548,181,757;
  and 536,912,451 shares) (Note 8)                916        914        895
Class H common stock (issued, 876,465,865;
  875,286,559 and 873,646,596 shares)
  (Notes 5 and 8)                                  88         88         87
Capital surplus (principally additional
  paid-in capital)                             21,114     21,020     19,668
Retained earnings                              10,233     10,119      9,816
                                               ------     ------    -------
    Subtotal                                   32,351     32,141     30,466
Accumulated foreign currency translation
  adjustments                                  (2,814)    (2,502)    (2,252)
Net unrealized loss on derivatives (Note 7)      (187)         -          -
Net unrealized gains on securities                355        581        876
Minimum pension liability adjustment              (45)       (45)      (121)
                                              -------    -------     ------
    Accumulated other comprehensive loss       (2,691)    (1,966)    (1,497)
                                              -------    -------    -------
      Total stockholders' equity               29,660     30,175     28,969
                                              -------    -------    -------
Total liabilities and stockholders' equity   $303,663   $303,100   $291,349
                                              =======    =======    =======

Reference should be made to the notes to consolidated financial statements

                                           - 5 -


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                     2001                          2000
                                                     ----                          ----
                                          Automotive,     Financing     Automotive,     Financing
                                          Comm.Serv.         and        Comm.Serv.         and
                                          and Other       Insurance     and Other       Insurance
                                          ---------       ---------     ---------       ---------
                                                           (dollars in millions)
Net cash provided by operating activities   $3,455          $1,278        $6,235          $3,283

Cash flows from investing activities
Expenditures for property                   (4,220)            (42)       (3,791)           (213)
Investments in marketable securities
  - acquisitions                              (773)        (15,691)       (1,399)        (11,823)
Investments in marketable securities
  - liquidations                             1,139          14,734         2,204          11,836
Mortgage servicing rights - acquisitions         -            (813)            -            (398)
Mortgage servicing rights - liquidations         -              18             -               -
Finance receivables - acquisitions               -        (107,883)            -        (108,780)
Finance receivables - liquidations               -          68,560             -          73,835
Proceeds from sales of finance receivables       -          41,156             -          28,906
Operating leases - acquisitions             (3,182)         (6,448)       (3,967)         (8,883)
Operating leases - liquidations              3,576           5,138         3,507           4,602
Investments in companies, net of
  cash acquired                               (612)           (119)       (1,554)              -
Net investing activity with Financing and
  Insurance Operations                           -               -          (998)              -
Other                                         (351)            129          (371)            151
                                             -----           -----         -----          ------
Net cash used in investing activities       (4,423)         (1,261)       (6,369)        (10,767)
                                             -----           -----         -----          ------

Cash flows from financing activities
Net increase (decrease) in loans payable       222         (21,634)          488           2,127
Long-term debt - borrowings                  3,451          28,904         3,417          12,619
Long-term debt - repayments                 (2,225)         (7,703)       (3,337)         (8,098)
Net financing activity with Automotive,
  Communications Services, and
  Other Operations                               -               -             -             998
Repurchases of common and preference stocks   (264)              -          (417)              -
Proceeds from issuing common stocks             71               -           356               -
Cash dividends paid to stockholders           (600)              -          (679)              -
                                               ---             ---           ---           -----
Net cash provided by (used in)
  financing activities                         655            (433)         (172)          7,646
                                               ---             ---           ---           -----

Effect of exchange rate changes on cash and
  cash equivalents                             (47)              1          (164)             (1)
Net transactions with Automotive/
  Financing Operations                        (389)            389           181            (181)
                                               ---             ---           ---             ---
Net decrease in cash and cash equivalents     (749)            (26)         (289)            (20)
Cash and cash equivalents at
  beginning of the period                    9,119           1,165         9,730             712
                                             -----           -----         -----             ---
Cash and cash equivalents at
  end of the period                         $8,370          $1,139        $9,441            $692
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

New Accounting Standards
   On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.
   Also on July 20, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                               June 30,   Dec. 31,   June 30,
                                                 2001       2000       2000
                                              --------   ---------  --------

Productive material, work in process,
  and supplies                                 $5,542     $5,555     $5,954
Finished product, service parts, etc.           7,377      7,319      7,609
                                              -------    -------    -------
  Total inventories at FIFO                    12,919     12,874     13,563
   Less LIFO allowance                          1,847      1,929      1,883
                                              -------    -------    -------
     Total inventories (less allowances)      $11,072    $10,945    $11,680
                                               ======     ======     ======

Note 3.  Contingent Matters

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters. In connection with the disposition by Hughes of its defense electronics business to Raytheon Company in 1997 and its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price and other matters that may result in payments by Hughes to the acquiring companies that could be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

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

------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

Note 5.  Capital Stock Transactions

   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to the U.S. Hourly-Rate Employees Pension Plan and Voluntary Employees' Beneficiary Association (VEBA) trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30% and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to 70% on a fully diluted basis.
   On June 6, 2000, the GM Board of Directors declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All GM Class H common stock per share amounts and numbers of shares for all periods presented have been adjusted to reflect the stock split. Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock were not changed. The voting and liquidation rights of GM $1-2/3 par value common stock are one vote per share and one liquidation unit per share.

Note 6.  Comprehensive Income

   GM's total comprehensive income (loss) was as follows (dollars in millions):

                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                          --------              --------
                                      2001        2000       2001      2000
                                      ----        ----       ----      ----

Net income                           $477       $1,751       $714     $3,534
Other comprehensive income (loss)     167         (425)      (725)      (339)
                                      ---       ------        ---     ------
     Total                           $644       $1,326       $(11)    $3,195
                                      ===        =====         ==      =====

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

                                      Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                      2001        2000        2001      2000
                                      ----        ----        ----      ----
Earnings (losses) attributable to
  common stocks
  Earnings attributable to
    $1-2/3 par value                  $574      $1,762        $870    $3,549
  (Losses) attributable to Class H   $(120)       $(38)      $(207)     $(71)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   Losses attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company (HAC), reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (876 million and 563 million during the three months ended June 30, 2001 and 2000, respectively, and 876 million and 488 million during the six months ended June 30, 2001 and 2000, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion for the second quarters of 2001 and 2000, and for the six month periods ended June 30, 2001 and 2000.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):





                                      - 9 -


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)

                                   $1-2/3 Par Value Common Stock       Class H Common Stock
                                   -----------------------------       --------------------
                                                       Per Share                       Per Share
                                   Income     Shares     Amount      ASCNI     Shares     Amount
                                   ------     ------     ------      -----     ------     ------
Three Months Ended June 30, 2001
Net income (loss)                   $582                             $(105)
Less:Dividends on preference stocks    8                                15
                                     ---                               ---
Basic EPS
  Income (loss) attributable to
    common stocks                    574        549      $1.05        (120)      876     $(0.14)
                                                          ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                      -         10                      -         -
                                     ---        ---                    ---       ---
Diluted EPS
  Adjusted income (loss) attributable
   to common stocks                 $574        559      $1.03       $(120)      876     $(0.14)
                                     ===        ===       ====         ===       ===       ====

Three Months Ended June 30, 2000

Net income (loss)                 $1,779                              $(28)
Less:Dividends on preference
  stocks                              17                                10
                                   -----                                --
Basic EPS
  Income (loss) attributable to
    common stocks                  1,762        590      $2.99         (38)      563     $(0.07)
                                                          ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                      -         12                      -         -
                                   -----        ---                     --       ---
Diluted EPS
  Adjusted income (loss)
   attributable to common stocks  $1,762        602      $2.93        $(38)      563     $(0.07)
                                   =====        ===       ====          ==       ===       ====


Six Months Ended June 30, 2001

Net income (loss)                   $889                             $(175)
Less:Dividends on
  preference stocks                   19                                32
                                     ---                               ---
Basic EPS
  Income (loss) attributable
    to common stocks                 870        549      $1.59        (207)      876     $(0.24)
                                                          ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                        -         10                      -         -
                                     ---        ---                    ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to common stocks    $870        559      $1.56       $(207)      876     $(0.24)
                                     ===        ===       ====         ===       ===       ====

Six Months Ended June 30, 2000

Net income (loss)                 $3,587                              $(53)
Less:Dividends on
  preference stocks                   38                                18
                                   -----                                --
Basic EPS
  Income (loss) attributable
    to common stocks               3,549        605      $5.87         (71)      488     $(0.15)
                                                          ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                        -         13                      -         -
                                   -----        ---                     --       ---
Diluted EPS
  Adjusted income (loss)
  attributable to common stocks   $3,549        618      $5.74        $(71)      488     $(0.15)
                                   =====        ===       ====          ==       ===       ====

Note 9.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (dollars in millions):

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                          --------               --------
                                      2001        2000        2001      2000
                                      ----        ----        ----      ----

  Depreciation                      $1,137        $972      $2,168    $1,962
  Amortization of special tools        573         661       1,138     1,315
  Amortization of intangible assets     85          81         158       152
                                     -----       -----       -----     -----
     Total                          $1,795      $1,714      $3,464    $3,429
                                     =====       =====       =====     =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
Note 10.  Segment Reporting

   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations (ACO) business consist of General Motors Automotive (GMA) (which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific
(GMAP)), Hughes, and Other. GM's reportable operating segments within its Financing and Insurance Operations (FIO) business consist of GMAC and Other. Selected information regarding GM's reportable operating segments were as follows (dollars in millions):




                                                                                              Total               Other      Total
                           GMNA     GME      GMLAAM     GMAP     GMA    Hughes       Other     ACO       GMAC     Financing    FIO
                           ----     ---      ------     ----     ---    ------       -----     ---       ----     ---------    ---
For the Three Months Ended June 30, 2001
Net sales and revenues:
  External customers    $28,609   $5,987     $1,692     $927  $37,215   $1,997        $519   $39,731    $6,422      $67     $6,489
  Intersegment             (492)     244         47      201        -        6          (6)        -         -        -          -
                         ------    -----      -----    -----   ------    -----         ---    ------     -----       --      -----
Total net sales and
  revenues              $28,117   $6,231     $1,739   $1,128  $37,215   $2,003        $513   $39,731    $6,422      $67     $6,489
                         ======    =====      =====    =====   ======    =====         ===    ======     =====       ==      =====

Interest income (a)        $293     $101        $(1)      $4     $397      $19       $(250)     $166      $666    $(113)      $553
Interest expense           $350      $79        $15       $2     $446      $42       $(337)     $151    $2,050      $58     $2,108
Net income (loss)          $521    $(154)       $31    $(121)    $277    $(156)(b)    $(82)      $39      $449     $(11)      $438

Segment assets          $90,185  $19,186     $4,472     $903 $114,746  $19,081 (c)    $(89) $133,738  $168,850   $1,075   $169,925

For the Three Months Ended June 30, 2000
Net sales and revenues:
  External customers    $30,799   $6,908     $1,422     $740  $39,869   $2,251        $750   $42,870    $5,755     $118     $5,873
  Intersegment             (230)     234        (54)      50        -        9          (9)        -         -        -          -
                         ------    -----      -----     ----   ------    -----         ---    ------     -----      ---      -----
Total net sales and
  revenues              $30,569   $7,142     $1,368     $790  $39,869   $2,260        $741   $42,870    $5,755     $118     $5,873
                         ======    =====      =====      ===   ======    =====         ===    ======     =====      ===      =====

Interest income (a)        $139     $114         $8       $3     $264      $19       $(126)     $157      $539    $(126)      $413
Interest expense           $290     $107        $41       $1     $439      $58       $(275)     $222    $2,027     $109     $2,136
Net income (loss)        $1,411     $166        $10    $(123)  $1,464     $(64)(b)    $(69)   $1,331      $395      $25       $420

Segment assets          $87,397  $22,387     $4,463   $1,084 $115,331  $19,940 (c) $(2,436) $132,835  $157,482   $1,032   $158,514


(a)  Interest income is included in net sales and revenues from external customers.
(b)  The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of HAC of $1 million and $5 million for 2001 and 2000, respectively.
(c)  The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $387 million and $395 million, at
     June 30, 2001 and 2000, respectively, related to GM's acquisition of HAC.


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 10.  Segment Reporting (concluded)






                                                                                              Total               Other      Total
                           GMNA     GME      GMLAAM     GMAP     GMA    Hughes       Other     ACO       GMAC     Financing    FIO
                           ----     ---      ------     ----     ---    ------       -----     ---       ----     ---------    ---
For the Six Months Ended June 30, 2001
Net sales and revenues:
  External customers    $54,189  $11,987     $3,053   $1,765  $70,994   $3,908        $993   $75,895   $12,791     $149    $12,940
  Intersegment             (966)     512         81      373        -       12         (12)        -         -        -          -
                         ------   ------      -----    -----   ------    -----         ---    ------    ------      ---     ------
Total net sales and
  revenues              $53,223  $12,499     $3,134   $2,138  $70,994   $3,920        $981   $75,895   $12,791     $149    $12,940
                         ======   ======      =====    =====   ======    =====         ===    ======    ======      ===     ======

Interest income (a)        $562     $184         $-       $8     $754      $43       $(475)     $322    $1,304    $(231)    $1,073
Interest expense           $705     $139        $39       $3     $886      $93       $(666)     $313    $4,039     $118     $4,157
Net income (loss)          $627    $(238)       $36    $(142)    $283    $(260)(b)   $(201)    $(178)     $914     $(22)      $892

For the Six Months Ended June 30, 2000
Net sales and revenues:
  External customers    $60,528  $13,478     $2,671   $1,523  $78,200   $4,358      $1,507   $84,065   $11,376     $160    $11,536
  Intersegment             (715)     498         87      130        -       20         (20)        -         -        -          -
                         ------   ------      -----    -----   ------    -----       -----    ------    ------      ---     ------
Total net sales and
  revenues              $59,813  $13,976     $2,758   $1,653  $78,200   $4,378      $1,487   $84,065   $11,376     $160    $11,536
                         ======   ======      =====    =====   ======    =====       =====    ======    ======      ===     ======

Interest income (a)        $262     $214        $14       $5     $495      $37       $(214)     $318    $1,022    $(236)      $786
Interest expense           $556     $193        $62       $1     $812     $103       $(477)     $438    $3,937     $211     $4,148
Net income (loss)        $2,700     $387        $11    $(116)  $2,982    $(141)(b)   $(105)   $2,736      $792       $6       $798



(a)  Interest income is included in net sales and revenues from external customers.
(b)  The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of HAC of $2 million and $11 million for 2001 and 2000, respectively.


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

RESULTS OF OPERATIONS

   For the second quarter of 2001, consolidated net income for the Corporation was $477 million, or $1.03 per share of GM $1-2/3 par value common stock, compared with $1.8 billion, or $2.93 per share of GM $1-2/3 par value common stock for the second quarter of 2000. GM's consolidated net income for the six months ended June 30, 2001 was $714 million, or $1.56 per share of GM $1-2/3 par value common stock, compared with $3.5 billion, or $5.74 per share of GM $1-2/3 par value common stock for the six months ended June 30, 2000.
   Effective January 1, 2001, GM adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $23 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income. For the first quarter of 2001, the net effect of the initial adoption of SFAS No. 133 resulted in an increase to income for the Corporation of $12 million after-tax (GMNA $(14) million, GME $2 million, GMLAAM $(1) million, GMAP $(1) million, Hughes $(8) million, and GMAC $34 million). This amount represents the initial transition adjustment recorded as a charge to income of $23 million and the amount of the initial transition adjustment originally recorded in other comprehensive income which was reclassified into earnings during the first quarter. These amounts were primarily recorded in cost of sales for Automotive, Communications Services, and Other Operations and in operating and other expenses and interest expense for Financing and Insurance Operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks

                                      Three Months Ended June 30,
                          ------------------------------------------------------
                                   2001                          2000
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          -------- ---    --------      -------- ---    --------
                                            (units in thousands)
GMNA
United States
  Cars                   2,324     609     26.2%       2,450     695     28.4%
  Trucks                 2,343     666     28.4%       2,417     660     27.3%
                         -----   -----                 -----   -----
  Total United States    4,667   1,275     27.3%       4,867   1,355     27.8%
Canada, Mexico, and
  Other                    742     186     25.0%         741     196     26.5%
                         -----   -----                 -----   -----

  Total GMNA             5,409   1,461     27.0%       5,608   1,551     27.7%
  GME                    5,275     502      9.5%       5,386     516      9.6%
  GMLAAM                   980     174     17.8%         901     143     15.9%
  GMAP                   3,143     116      3.7%       3,063     118      3.8%
                        ------   -----                ------   -----
Total Worldwide         14,807   2,253     15.2%      14,958   2,328     15.6%
                        ======   =====                ======   =====


                                         Six Months Ended June 30,
                          ------------------------------------------------------
                                   2001                         2000
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          -------- ---    --------      -------- ---    --------
                                            (units in thousands)
GMNA
United States
  Cars                   4,413   1,213     27.5%       4,677   1,339     28.6%
  Trucks                 4,460   1,258     28.2%       4,682   1,299     27.7%
                         -----   -----                 -----   -----
  Total United States    8,873   2,471     27.8%       9,359   2,638     28.2%
Canada, Mexico, and
  Other                  1,373     348     25.3%       1,360     355     26.1%
                         -----  ------                 -----  ------

  Total GMNA            10,246   2,819     27.5%      10,719   2,993     27.9%
  GME                   10,521     999      9.5%      10,962   1,038      9.5%
  GMLAAM                 1,960     338     17.3%       1,783     282     15.8%
  GMAP                   6,565     245      3.7%       6,518     233      3.6%
                        ------   -----                ------   -----
Total Worldwide         29,292   4,401     15.0%      29,982   4,546     15.2%
                        ======   =====                ======   =====


Wholesale Sales
                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      ------------------     ------------------
                                        2001      2000        2001       2000
                                      --------  --------    --------   --------
                                                (units in thousands)
GMNA
  Cars                                   646       806       1,239      1,537
  Trucks                                 716       770       1,348      1,528
                                       -----     -----       -----      -----
    Total GMNA                         1,362     1,576       2,587      3,065
                                       -----     -----       -----      -----
GME
  Cars                                   473       505         914        965
  Trucks                                  22        34          49         73
                                         ---       ---         ---      -----
    Total GME                            495       539         963      1,038
                                         ---       ---         ---      -----
GMLAAM
  Cars                                   127       105         238        197
  Trucks                                  60        49         108         92
                                         ---       ---         ---        ---
    Total GMLAAM                         187       154         346        289
                                         ---       ---         ---        ---
GMAP
  Cars                                    57        42         104         81
  Trucks                                  43        53         135        130
                                         ---        --         ---        ---
    Total GMAP                           100        95         239        211
                                         ---        --         ---        ---

Total Worldwide                        2,144     2,364       4,135      4,603
                                       =====     =====       =====      =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA's income and net margin, adjusted to exclude a net charge of $133 million which represents General Motors' share of severance payments and asset impairments that were part of the previously announced restructuring of its affiliate Isuzu Motors Ltd. (the Isuzu restructuring charges), was $410 million and 1.1% on net sales and revenues of $37.2 billion for the second quarter of 2001. This compares with income of $1.5 billion and a net margin of 3.7% on net sales and revenues of $39.9 billion for the prior year quarter. For the six months ended June 30, 2001 income and net margin, adjusted to exclude the Isuzu restructuring charges and the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, decreased to $430 million and 0.6% on net sales and revenues of $71.0 billion compared with income of $3.0 billion and a net margin of 3.8% on net sales and revenues of $78.2 billion for the prior year six-month period. The decrease in adjusted second quarter and year-to-date 2001 income and net sales and revenues was primarily due to a decrease in wholesale sales volumes and pricing pressures in North America and Europe. These unfavorable conditions were partially offset by cost structure improvements, also primarily in North America and Europe.
   GMNA's income was $521 million for the second quarter of 2001, compared with $1.4 billion for the prior year quarter. Income for the six months ended June 30, 2001, adjusted to exclude the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, totaled $641 million compared with $2.7 billion for the prior year six-month period. The decrease in GMNA's second quarter and year-to-date 2001 income was primarily the result of lower wholesale sales volumes and unfavorable net price, partially offset by improvements in manufacturing costs due to performance efficiencies and material cost savings. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period, was unfavorable for the quarter at (0.8)% year-over-year.
   GME's loss was $154 million for the second quarter of 2001, compared with income of $166 million for the prior year quarter. Losses for the six months ended June 30, 2001, adjusted to exclude the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, totaled $240 million compared with income of $387 million for the prior year six-month period. The decrease in second quarter and year-to-date 2001 earnings was partially due to a continued shift in sales mix from larger, more profitable vehicles to the smaller, less profitable entries, as well as a decrease in wholesale sales volume from the continued weakening of the European industry and a continued increase in competitive pricing pressure.
  GMLAAM's income was $31 million for the second quarter of 2001, compared with income of $10 million for the prior year quarter. Income for the six months ended June 30, 2001, adjusted to exclude the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, totaled $37 million compared with $11 million for the prior year six-month period. The increase in second quarter and year-to-date 2001 earnings was primarily due to an increase in wholesale sales volumes and nominal price increases, partially offset by increases in material and manufacturing costs.
  GMAP's income for the second quarter of 2001, adjusted to exclude the Isuzu restructuring charges, was $12 million compared with a loss of $123 million for the prior year quarter. Losses for the six months ended June 30, 2001, adjusted to exclude the Isuzu restructuring charges and the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, totaled $8 million compared with a loss of $116 million for the prior year six-month period. The increase in second quarter and year-to-date 2001 earnings was primarily due to equity income improvements from several joint ventures in the region as well as an increase in wholesale volumes and prices, partially offset by increases in material costs.

Hughes Financial Review

     Hughes' net sales and revenues decreased to $2.0 billion and $3.9 billion in the second quarter and first six months of 2001, respectively, compared with $2.3 billion and $4.4 billion in the comparable periods in 2000. The decrease in second quarter and year-to-date 2001 net sales and revenues resulted from decreased revenues at Hughes Network Systems (HNS) and PanAmSat Corporation (PanAmSat), as well as the sale of the satellite systems manufacturing businesses (Satellite Businesses) to The Boeing Company on October 6, 2000. The decrease in net sales and revenues at HNS was primarily due to decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000 and a decrease in manufacturing subsidiaries. The decrease in net sales and revenues at PanAmSat was primarily due to new outright sales and sales-type lease transactions executed during the second quarter and first six months of 2000 for which there were no comparable transactions in the second quarter and first six months of 2001. These decreases were partially offset by an increase in net sales and revenues at the Direct-To-Home businesses that resulted from the addition of approximately 1.7 million net new subscribers in the United States and Latin America since June 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

   Hughes' loss was $156 million for the second quarter of 2001, compared with a loss of $64 million for the prior year quarter. Losses for the six months ended June 30, 2001, adjusted to exclude the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, totaled $252 million compared with a loss of $141 million for the prior year six-month period. The increase in the second quarter and year-to-date 2001 losses was primarily due to higher marketing costs at the Direct-To-Home businesses, increased depreciation and amortization expense due to capital expenditures for property and satellites since the second quarter of 2000 and a change in the useful life of the Galaxy VIII-i satellite that resulted from the failure of its primary propulsion system during the third quarter of 2000, and the sale of the Satellite Businesses in October 2000. These increases were partially offset by the write-off of the discontinued DIRECTV Japan business in 2000. The increase in adjusted loss for the first six months of 2001 was also impacted by a decrease in income tax benefit of $152 million due to lower pre-tax losses in 2001 as well as the additional tax benefit in 2000 associated with the write-off of Hughes' investment in DIRECTV Japan.
   Due to rapid consolidation in the media and telecommunications industries, GM is now considering alternative strategic transactions involving Hughes and other participants in those industries. Any such transaction might involve the separation of Hughes from GM. GM's objective in this effort is to maximize the enterprise value of Hughes for the long-term benefit of the holders of GM's Class H common stock and GM $1-2/3 par value common stock through a structure that maintains the financial strength of GM. No assurance can be given that any transaction will be agreed upon with any party or that other conditions, including any stockholder or regulatory approvals will be satisfied.

GMAC Financial Review

   GMAC's income was $449 million on net sales and revenues of $6.4 billion for the second quarter of 2001, compared with $395 million on net sales and revenues of $5.8 billion for the prior year quarter. Income for the first six months of 2001, adjusted to exclude the net effect of the initial adoption of SFAS No. 133 during the first quarter of 2001, was $880 million on net sales and revenues of $12.8 billion, compared with $792 million on net sales and revenues of $11.4 billion for the prior year period. Income from automotive and other financing operations totaled $360 million for the second quarter of 2001, compared with $278 million for the prior year quarter. The strong results can be attributed to higher asset levels, increased securitization activity, and the positive impact of lower short term interest rates, partially offset by higher credit losses and lower off-lease residual values. Income from insurance operations totaled $41 million for the second quarter of 2001, compared with $57 million for the prior year quarter. The decrease was primarily due to lower capital gains. Income from mortgage operations totaled $48 million for the second quarter of 2001, compared with $60 million for the prior year quarter. The decrease in earnings from mortgage operations was primarily due to the lower interest rate environment, which led to an acceleration of loan prepayments as more customers refinanced their mortgages requiring a write-down of mortgage servicing rights, partially offset by the effect of a significant increase in mortgage originations.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   At June 30, 2001, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $12.2 billion, compared with $13.3 billion at December 31, 2000 and June 30, 2000, respectively. The decrease from December 31, 2000 was primarily due to an increase in accounts receivable and inventory levels, partially offset by an increase in accounts payable. In addition, GM's purchase of an additional 10% equity stake in Suzuki, an increase in net capital expenditures, and the redemption of preferred securities contributed to the decrease in cash. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $5.2 billion at June 30, 2001, compared with $6.7 billion at December 31, 2000 and $6.9 billion at June 30, 2000. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $8.7 billion at June 30, 2001, compared with $7.4 billion at December 31, 2000 and $8.5 billion at June 30, 2000. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 36.1% at June 30, 2001, compared with 30.8% at December 31, 2000 and 34.5% at June 30, 2000. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 41.9% at June 30, 2001, compared with 36.6% at December 31, 2000 and 40.6% at June 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)
---------------------------------------------------------

   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $(1.9) billion at June 30, 2001, compared with $662 million at December 31, 2000 and $(738) million at June 30, 2000.

Financing and Insurance Operations
----------------------------------

   At June 30, 2001, GMAC owned assets and serviced automotive receivables totaling $193.0 billion, compared with $185.6 billion at December 31, 2000 and $173.3 billion at June 30, 2000. The increase from December 31, 2000 was primarily the result of increases in serviced retail receivables, other assets, real-estate mortgages held for sale, commercial and other loan receivables, investments in securities, due and deferred from receivable sales, mortgage servicing rights, and mortgage lending receivables. These increases were partially offset by a decline in net operating lease assets, serviced wholesale receivables, mortgage loans held for investment, and factored receivables.
   Consolidated automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $116.8 billion at June 30, 2001, compared with $112.5 billion at December 31, 2000 and $104.5 billion at June 30, 2000. The increase from December 31, 2000 was primarily the result of a $4.8 billion increase in serviced retail receivables, a $1.3 billion increase in commercial and other loan receivables, partially offset by a $2.0 billion decrease in serviced wholesale receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The increase in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC. The decrease in serviced wholesale receivables was due to reduced dealer inventory levels at June 30, 2001 compared with December 31, 2000.
   At June 30, 2001, GMAC's total borrowings were $131.4 billion, compared with $133.4 billion at December 31, 2000 and $126.7 billion at June 30, 2000. GMAC's ratio of total debt to total stockholder's equity at June 30, 2001 was 8.9:1, compared with 9.5:1 at December 31, 2000 and 9.6:1 at June 30, 2000.

Book Value Per Share

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $38.85 at June 30, 2001, compared with $39.36 at December 31, 2000 and $38.44 at June 30, 2000. Book value per share of GM Class H common stock, adjusted to reflect the GM Class H common stock split, was $7.77 at June 30, 2001, compared with $7.87 at December 31, 2000 and $7.69 at June 30, 2000.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 1, 2001, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid June 9, 2001, to holders of record on May 11, 2001. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its business.
   A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid on August 1, 2001, to the sole holder of record on July 2, 2001.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide employment at June 30, (in thousands)   2001        2000
                                                  ----        ----

  GMNA                                            207         218
  GME                                              76          90
  GMLAAM                                           25          24
  GMAP                                             11          11
  GMAC                                             29          27
  Hughes                                           11          18
  Other                                            13          13
                                                 ----        ----
    Total employees                               372         401
                                                  ===         ===

                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                      ------------------    ------------------
                                      2001         2000     2001         2000
                                      ----         ----     ----         ----

Worldwide payrolls - (in billions)    $5.2         $5.8    $10.2        $11.4
                                       ===          ===     ====         ====

New Accounting Standards

   On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.
   Also on July 20, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                                  * * * * * * *

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended June 30, 2001, or subsequent thereto, but before the filing of this report are summarized below:

   With respect to the previously reported putative class actions alleging defects in vehicle paint, the Corporation was served with another putative class action on May 24, 2001, filed in the Circuit Court, Third Judicial Circuit, Madison County, Illinois (Rose Ann Hayes v General Motors Corporation and Albrecht-Hamlin Chevrolet, Inc). The named plaintiff purports to represent a class of "all person in the United states who (a) are the original and current owner or lessee of a 1989-1997 model year GM vehicle that currently exhibits topcoat delamination; or (b) are the original and current owner or lessee of a 1989-1997 model year GM vehicle, and paid to repair topcoat delamination on that vehicle; or (c) were the original owner or lessee of a 1989-1997 model year GM vehicle, and paid to repair topcoat delamination on that vehicle." The Complaint alleges that GM failed to disclose the possibility that vehicles would experience "topcoat delamination" and asserts claims for common law and statutory "fraud by omission" based on that factual predicate The case is in its most preliminary stage and no determination has been made as to whether the case may proceed as a class action.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (concluded)

   On May 18, 2001, in Oklahoma State Court, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV and Hughes. All four plaintiffs are DIRECTV dealers (three residential and one commercial), who allege claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. The plaintiffs seek unspecified damages and unjunctive relief. They claim to be bringing the complaint on behalf of all DIRECTV dealers, including former PRIMESTAR and USSB dealers. DIRECTV and Hughes have filed a motion to stay and compel arbitration with each of the individual plaintiffs pursuant to the arbitration clause in each of the dealer's contracts with DIRECTV, and will vigorously defend against these allegations.

   From August 6 through 9, 2001, five purported class actions (Wurzel v. Cornelius, et al.; Selden Realty Association, Inc.v. Hughes Electronics Corporation, et al.; Weilheimer v. Cornelius, et al, Kopelman v. Cornelius, et al, and Lerner v. Cornelius, et al.) were filed on behalf of owners of GM Class H shares against Hughes Electronics Corporation, General Motors Corporation and the Hughes directors in Delaware Chancery Court. A sixth purported class action was filed against Hughes and the Hughes directors only in Superior Court in Los Angeles, California (Salamone v. Hughes Electronics Corporation, et al.). The lawsuits allege that News Corp has been favored as a bidder to purchase Hughes over EchoStar to benefit GM in violation of alleged fiduciary duties. GM, Hughes and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

   As previously reported, General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. The appeal briefs have been submitted and oral argument is expected in mid-September 2001. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted. However, if Hughes were not to prevail in this matter, Hughes could be required to make a cash payment to GECC that would be material to Hughes' consolidated financial statements.

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 2001, or subsequent thereto, but before the filing of this report are summarized below:

   On June 16, 2000 the Michigan Department of Environmental Quality ("MDEQ") proposed a settlement payment in excess of $100,000 for alleged violations of Federal and State air regulations at the Powertrain Saginaw Metal Casting Operations plant in Saginaw, Michigan. The alleged violations involved the lack of proper approvals and are not related to any degradation of the environment. GM has entered into a Consent Order with MDEQ providing for a settlement payment of $113,551 and GM's agreement to retire certain emission credits.



                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 5, 2001.

    At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       2001 General Motors Annual Meeting
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

         Percy N. Barnevik             For          573,168,914       97.9%
                                       Withheld      12,401,942        2.1
         John H. Bryan                 For          572,996,632       97.9
                                       Withheld      12,574,224        2.1
         Thomas E. Everhart            For          572,850,898       97.8
                                       Withheld      12,719,958        2.2
         George M. C. Fisher           For          573,075,562       97.9
                                       Withheld      12,495,294        2.1
         Nobuyuki Idei                 For          573,157,584       97.9
                                       Withheld      12,413,272        2.1
         Karen Katen                   For          573,177,514       97.9
                                       Withheld      12,393,342        2.1
         J. Willard Marriott, Jr.      For          567,606,022       96.9
                                       Withheld      17,964,834        3.1
         Eckhard Pfeiffer              For          573,023,176       97.9
                                       Withheld      12,547,680        2.1
         John F. Smith, Jr.            For          572,937,961       97.9
                                       Withheld      12,632,895        2.1
         G. Richard Wagoner, Jr.       For          573,081,090       97.8
                                       Withheld      12,489,766        2.2
         Lloyd D. Ward                 For          572,947,661       97.8
                                       Withheld      12,623,195        2.2

Item No. 2
      A proposal of the Board of       For          568,018,041       97.0%
      Directors that the stockholders  Against       13,318,842        2.3
      ratify the selection  of         Abstain        4,233,973        0.7
      Deloitte & Touche LLP as
      independent public accountants
      for the year 2001.

Item No. 3
      A stockholder proposal that      For           25,578,653        5.3%
      GM provide each year a detailed  Against      401,971,911       82.5
      report of accidents caused by    Abstain       59,527,914       12.2
      driver distraction due to driver
      use of the internet or cell phones
      in General Motors cars.

Item No. 4
      A stockholder proposal that      For           24,688,891        5.1%
      the Board of Directors take      Against      453,473,021       93.1
      necessary steps to nominate      Abstain        8,916,568        1.8
      at least two candidates for
      each open board position.

Item No. 5
      A stockholder proposal to        For           31,809,541        6.5%
      establish policies on slave or   Against      428,942,430       88.1
      forced labor in China.           Abstain       26,326,507        5.4

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - continued

Proposal                                                   Voting Results
--------                                                   --------------
                                                        Votes*       Percent**
                                                       -------       ---------

Item No. 6
      A stockholder proposal that      For           25,943,416        5.3%
      stockholders have the            Against      452,051,417       92.8
      opportunity for an advisory      Abstain        9,083,646        1.9
      vote on the members
      of the board audit committee.

Item No. 7
      A stockholder proposal that      For           56,150,087       11.5%
      GM's spin-off companies retain   Against      420,258,198       86.3
      GM's good corporate governance   Abstain       10,670,193        2.2
      standards.

Item No. 8
      A stockholder proposal to        For          198,659,893       40.8%
      request stockholder vote to      Against      280,523,112       57.6
      be required to adopt or          Abstain        7,895,473        1.6
      maintain a poison pill.

Item No. 9
      A stockholder proposal to        For           26,960,559        5.5%
      double director compensation     Against      450,673,710       92.5
      in years when market share       Abstain        9,444,211        2.0
      increases.

Item No. 10
      A stockholder proposal           For           63,533,448       13.0%
      requesting a transition to       Against      408,266,011       83.8
      independent directors            Abstain       15,279,019        3.2
      for each key board committee
      seat as openings occur.

Item No. 11
      A stockholder proposal           For           92,301,920       19.0%
      requesting opportunity to        Against      379,684,312       78.0
      vote on Golden Parachutes.       Abstain       15,092,248        3.0

Item No. 12
      A stockholder proposal that GM   For           19,844,604        4.1%
      engage the services of a         Against      459,623,016       94.4
      nationally recognized            Abstain        7,610,859        1.5
      investment banker.

* Numbers represent the aggregate voting power of all votes cast as of June 5, 2001 with holders of GM $1-2/3 par value common stock casting one vote per share and holders of GM Class H common stock casting 0.2 vote per share, which represents the applicable voting power after the three-for-one stock split of the GM Class H common stock in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000.

** Percentages represent the aggregate voting power of both classes of GM common stock cast for each item.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            23



(b)  REPORTS ON FORM 8-K.

   Ten reports on Form 8-K, dated April 3, 2001 (2), April 6, 2001, April 18, 2001 (2), April 20, 2001, May 1, 2001, May 25, 2001 (2), and June 1, 2001 were filed during the quarter ended June 30, 2001 reporting matters under Item 5, Other Events. Two reports on Form 8-K dated April 17, 2001 and June 11, 2001 were submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K the report submitted under Item 9 on June 11, 2001 is not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference that report into a filing under the Securities Act or the Exchange Act.


                                   * * * * * *


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     GENERAL MOTORS CORPORATION
                                     --------------------------
                                            (Registrant)



Date: August 14, 2001                /s/Peter R. Bible
---------------------                ------------------------------------------

                                     (Peter R. Bible, Chief Accounting Officer)