Form 10-Q
period 2001-09-30
GENERAL MOTORS CORP
filed 2001-11-13
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended September 30, 2001


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

         As of October 31, 2001, there were outstanding 555,504,137 shares of the issuer's $1-2/3 par value common stock and 877,316,752 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and
            Nine Months Ended September 30, 2001 and 2000                3

           Consolidated Balance Sheets as of September 30, 2001,
            December 31, 2000, and September 30, 2000                    5

           Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2001 and 2000        6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            21

   Item 6. Exhibits and Reports on Form 8-K                             23

Signatures                                                              23


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             24

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                       September 30,        September 30,
                                       -------------        -------------
                                    2001      2000         2001       2000
                                    ----      ----         ----       ----
                               (dollars in millions except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues      $42,475   $42,690      $131,310  $138,291
                                   ------    ------       -------   -------
Cost of sales and other expenses
  (Note 7)                         34,866    33,678       106,557   108,888
Selling, general, and
  administrative expenses           5,926     5,266        17,171    15,604
Interest expense                    1,968     2,480         6,438     7,066
                                   ------    ------       -------   -------
  Total costs and expenses         42,760    41,424       130,166   131,558
                                   ------    ------       -------   -------
Income (loss) before income taxes
  and minority interests             (285)    1,266         1,144     6,733
Income tax expense                     76       436           588     2,148
Equity income/(loss) and
  minority interests                   (7)       (1)         (210)     (222)
                                     ----      ----          ----     -----
  Net income (loss)                  (368)      829           346     4,363
Dividends on preference stocks        (25)      (27)          (76)      (83)
                                     ----      ----          ----     -----
  Earnings attributable to
    common stocks                   $(393)     $802          $270    $4,280
                                      ===       ===           ===     =====

Basic earnings (losses) per
  share attributable to
  common stocks (Note 6)
Earnings per share attributable
  to $1-2/3 par value              $(0.41)    $1.57         $1.18     $7.51
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.19)   $(0.09)       $(0.43)   $(0.23)
                                     ====      ====          ====      ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 6)
Earnings per share attributable
  to $1-2/3 par value              $(0.41)    $1.55         $1.16     $7.37
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.19)   $(0.09)       $(0.43)   $(0.23)
                                     ====      ====          ====      ====



Reference should be made to the notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)


                                   Three Months Ended     Nine Months Ended
                                       September 30,        September 30,
                                       -------------        -------------
                                    2001      2000         2001       2000
                                    ----      ----         ----       ----
                                                   (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues      $36,297   $36,602      $112,192  $120,667
                                   ------    ------       -------   -------
Cost of sales and other expenses
  (Note 7)                         32,861    31,827       100,537   103,408
Selling, general, and
  administrative expenses           4,107     3,765        11,837    11,304
                                   ------    ------       -------   -------
  Total costs and expenses         36,968    35,592       112,374   114,712
                                   ------    ------       -------   -------
Interest expense                      216       210           529       648
Net expense from transactions with
  Financing and Insurance Operations   97       197           315       508
                                      ---       ---         -----     -----
Income (loss) before income taxes
  and minority interests             (984)      603        (1,026)    4,799
Income tax (benefit) expense         (181)      193          (194)    1,433
Equity income/(loss) and
  minority interests                   (1)       13          (150)     (207)
                                      ---       ---           ---     -----
  Net income (loss) - Automotive,
    Communications Services,
    and Other Operations            $(804)     $423         $(982)   $3,159
                                      ===       ===           ===     =====


FINANCING AND INSURANCE OPERATIONS

Total revenues                     $6,178    $6,088       $19,118   $17,624
                                    -----     -----        ------    ------

Interest expense                    1,752     2,270         5,909     6,418
Depreciation and amortization
  expense                           1,477     1,474         4,429     4,480
Operating and other expenses        1,774     1,450         5,220     4,147
Provision for financing and
  insurance losses                    573       428         1,705     1,153
                                    -----     -----        ------    ------
  Total costs and expenses          5,576     5,622        17,263    16,198
                                    -----     -----        ------    ------
Net income from transactions with
  Automotive, Communications
  Services, and Other Operations       97       197           315       508
                                      ---       ---           ---     -----
Income before income taxes and
  minority interests                  699       663         2,170     1,934
Income tax expense                    257       243           782       715
Equity income/(loss) and
  minority interests                   (6)      (14)          (60)      (15)
                                      ---       ---         -----     -----
  Net income - Financing and
    Insurance Operations             $436      $406        $1,328    $1,204
                                      ===       ===         =====     =====


The above supplemental consolidating information is explained in Note 1, "Financial Statement Presentation."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                               Sept.30,               Sept.30,
                                                 2001      Dec. 31,     2000
GENERAL MOTORS CORPORATION AND SUBSIDIARIES  (Unaudited)    2000    (Unaudited)
                                               ---------    -----    ---------
                      ASSETS                       (dollars in millions)
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                      $7,899     $9,119     $9,351
Marketable securities                             829      1,161      1,176
                                                -----     ------     ------
  Total cash and marketable securities          8,728     10,280     10,527
Accounts and notes receivable
  (less allowances)                             6,200      5,835      5,975
Inventories (less allowances) (Note 2)         10,508     10,945     11,300
Equipment on operating leases
  (less accumulated depreciation)               4,974      5,699      5,980
Deferred income taxes and other
  current assets                                8,751      8,388      9,489
                                               ------     ------     ------
  Total current assets                         39,161     41,147     43,271
Equity in net assets of nonconsolidated
  associates                                    4,913      3,497      3,301
Property - net                                 34,555     33,977     34,036
Intangible assets - net                         7,675      7,622      8,651
Deferred income taxes                          15,930     14,870     13,202
Other assets                                   30,984     32,243     33,015
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations assets               133,218    133,356    135,476
Financing and Insurance Operations
Cash and cash equivalents                      10,530      1,165        912
Investments in securities                       9,598      9,595      9,309
Finance receivables - net                      90,190     92,415     87,534
Investment in leases and other receivables     36,441     36,752     37,551
Other assets                                   33,624     27,846     24,864
Net receivable from Automotive,
  Communications Services,
  and Other Operations                          1,243      1,971      1,599
                                              -------    -------    -------
  Total Financing and Insurance
    Operations assets                         181,626    169,744    161,769
                                              -------    -------    -------
Total assets                                 $314,844   $303,100   $297,245
                                              =======    =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)          $19,335    $18,309    $18,190
Loans payable                                   1,744      2,208      3,321
Accrued expenses                               35,417     33,252     31,997
Net payable to Financing and
  Insurance Operations                          1,243      1,971      1,599
                                               ------     ------     ------
  Total current liabilities                    57,739     55,740     55,107
Long-term debt                                  9,320      7,410      8,245
Postretirement benefits other than pensions    34,276     34,306     34,376
Pensions                                        3,443      3,480      3,226
Other liabilities and deferred income taxes    14,183     15,768     16,088
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations liabilities          118,961    116,704    117,042
Financing and Insurance Operations
Accounts payable                                6,936      7,416      5,316
Debt                                          144,846    135,037    129,325
Other liabilities and deferred income taxes    14,577     12,922     13,238
                                              -------    -------    -------
  Total Financing and Insurance
    Operations liabilities                    166,359    155,375    147,879
Minority interests                                700        707        670
General Motors - obligated mandatorily
  redeemable preferred securities of
  subsidiary trusts holding solely junior
  subordinated debentures of General Motors
  (Note 4)
    Series G                                        -        139        139
Stockholders' equity
$1-2/3 par value common stock (issued,
  554,439,259; 548,181,757;
  and 565,371,465 shares) (Note 6)                924        914        943
Class H common stock (issued, 877,032,955;
  875,286,559; and 874,807,080 shares)
  (Note 6)                                         88         88         87
Capital surplus (principally
  additional paid-in capital)                  21,330     21,020     21,818
Retained earnings                               9,565     10,119     10,335
                                               ------     ------     ------
    Subtotal                                   31,907     32,141     33,183
Accumulated foreign currency
  translation adjustments                      (2,825)    (2,502)    (2,480)
Net unrealized loss on derivatives               (392)         -          -
Net unrealized gains on securities                179        581        933
Minimum pension liability adjustment              (45)       (45)      (121)
                                                -----      -----      -----
    Accumulated other comprehensive loss       (3,083)    (1,966)    (1,668)
                                                -----      -----      -----
      Total stockholders' equity               28,824     30,175     31,515
                                              -------    -------    -------
Total liabilities and stockholders' equity   $314,844   $303,100   $297,245
                                              =======    =======    =======

Reference should be made to the notes to consolidated financial statements.

                                      - 5 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                          -------------------------------------------------------
                                                     2001                          2000
                                          -------------------------     -------------------------
                                          Automotive,     Financing     Automotive,     Financing
                                          Comm.Serv.         and        Comm.Serv.         and
                                           and Other      Insurance     and Other       Insurance
                                           ---------      ---------     ---------       ---------
                                                           (dollars in millions)
Net cash provided by (used in)
  operating activities                       $5,509        $(651)         $9,066         $4,746

Cash flows from investing activities
Expenditures for property                    (6,287)         (53)         (6,314)          (335)
Investments in marketable securities
  - acquisitions                               (840)     (25,071)         (2,425)       (18,198)
Investments in marketable securities
  - liquidations                              1,172       25,205           2,947         17,998
Mortgage servicing rights - acquisitions          -         (884)              -           (698)
Mortgage servicing rights - liquidations          -           17               -              -
Finance receivables - acquisitions                -     (166,597)              -       (140,295)
Finance receivables - liquidations                -      103,919               -         88,560
Proceeds from sales of finance receivables        -       63,798               -         43,407
Operating leases - acquisitions              (4,480)     (10,586)         (5,342)       (12,147)
Operating leases - liquidations               4,783        9,239           4,615          7,313
Investments in companies, net of
  cash acquired                                (679)        (446)         (3,911)             -
Net investing activity with Financing and
  Insurance Operations                            -            -            (998)             -
Other                                          (146)         110            (558)           356
                                              -----        -----          ------         ------
Net cash used in investing activities        (6,477)      (1,349)        (11,986)       (14,039)
                                              -----        -----          ------         ------

Cash flows from financing activities
Net (decrease) increase in loans payable       (464)     (18,332)          1,255          1,121
Long-term debt - borrowings                   4,533       42,791           4,130         19,450
Long-term debt - repayments                  (2,673)     (13,817)         (4,213)       (11,482)
Net financing activity with Automotive,
  Communications Services, and
  Other Operations                                -            -               -            998
Repurchases of common and preference stocks    (264)           -            (652)             -
Proceeds from issuing common stocks              91            -           2,778              -
Proceeds from sales of treasury stocks          222            -               -              -
Cash dividends paid to stockholders            (900)           -            (989)             -
                                                ---       ------           -----         ------
Net cash provided by financing activities       545       10,642           2,309         10,087
                                                ---       ------           -----         ------

Effect of exchange rate changes on cash and
  cash equivalents                              (69)          (5)           (365)             3
Net transactions with Automotive/
  Financing Operations                         (728)         728             597           (597)
                                              -----        -----             ---            ---
Net (decrease) increase in cash and
  cash equivalents                           (1,220)       9,365            (379)           200
Cash and cash equivalents at
  beginning of the period                     9,119        1,165           9,730            712
                                              -----       ------           -----            ---
Cash and cash equivalents at
  end of the period                          $7,899      $10,530          $9,351           $912
                                              =====       ======           =====            ===




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

New Accounting Standards
   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and existing intangible assets and goodwill be evaluated for these new separation requirements. Goodwill and intangible assets determined to have indefinite useful lives will not be amortized. The Corporation is evaluating but has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.
   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Corporation is required to implement SFAS No. 142 on January 1, 2002. The Corporation is evaluating but has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation is required to implement SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.


Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                               Sept. 30,   Dec. 31,  Sept. 30,
                                                  2001       2000       2000
                                               --------   --------   --------

Productive material, work in process,
  and supplies                                 $5,457     $5,555     $6,121
Finished product, service parts, etc.           6,898      7,319      7,062
                                               ------     ------     ------
  Total inventories at FIFO                    12,355     12,874     13,183
   Less LIFO allowance                          1,847      1,929      1,883
                                               ------     ------     ------
     Total inventories (less allowances)      $10,508    $10,945    $11,300
                                               ======     ======     ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
Note 3.  Contingent Matters

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters. In connection with the disposition by Hughes of its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price and other matters that may result in payments by Hughes to The Boeing Company that could be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

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


Note 5.  Comprehensive Income

   GM's total comprehensive income (loss) was as follows (dollars in millions):

                                     Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                    ---------------------  -------------------
                                      2001        2000        2001      2000
                                      ----        ----        ----      ----

Net income (loss)                   $(368)        $829       $346     $4,363
Other comprehensive (loss)           (392)        (171)    (1,117)      (510)
                                      ---          ---      -----      -----
     Total                          $(760)        $658      $(771)    $3,853
                                      ===          ===        ===      =====

Note 6.  Earnings Per Share Attributable to Common Stocks

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

                                     Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                    ---------------------  -------------------
                                      2001        2000        2001      2000
                                      ----        ----        ----      ----
Earnings (losses) attributable
  to common stocks
  (Losses) earnings attributable to
      $1-2/3 par value               $(223)       $878        $647    $4,424
  (Losses) attributable to Class H   $(170)       $(76)      $(377)    $(144)

   (Losses) earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


Note 6.  Earnings Per Share Attributable to Common Stocks (continued)

   (Losses) attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company (HAC), reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (877 million and 874 million during the three months ended September 30, 2001 and 2000, respectively, and 876 million and 618 million during the nine months ended September 30, 2001 and 2000, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion for the third quarters of 2001 and 2000, and for the nine month periods ended September 30, 2001 and 2000.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):


















                                      - 9 -

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 6.  Earnings Per Share Attributable to Common Stocks (concluded)

                               $1-2/3 Par Value Common Stock          Class H Common Stock
                              ------------------------------      ----------------------------
                                                   Per Share                         Per Share
                              Income     Shares     Amount        ASCNI     Shares     Amount
                              ------     ------     ------        -----     ------     ------

Three Months Ended September 30, 2001
Net (loss)                    $(215)                              $(153)
Less:Dividends on preference
  stocks                          8                                  17
                                ---                                 ---
Basic EPS
  (Loss) attributable to
    common stocks              (223)       551      $(0.41)        (170)      877      $(0.19)
                                                      ====                               ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        -          -                        -         -
                                ---        ---                      ---       ---
Diluted EPS
  Adjusted (loss) attributable
    to common stocks          $(223)       551      $(0.41)       $(170)      877      $(0.19)
                                ===        ===        ====          ===       ===        ====

Three Months Ended September 30, 2000

Net income (loss)              $889                                $(60)
Less:Dividends on preference
  stocks                         11                                  16
                                ---                                  --
Basic EPS
  Income (loss) attributable
    to common stocks            878        559       $1.57          (76)      874      $(0.09)
                                                      ====                               ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                 -          8                        -         -
                                ---        ---                       --       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks               $878        567       $1.55         $(76)      874      $(0.09)
                                ===        ===        ====           ==       ===        ====

Nine Months Ended September 30, 2001

Net income (loss)              $674                               $(328)
Less:Dividends on preference
  stocks                         27                                  49
                                ---                                 ---
Basic EPS
  Income (loss) attributable
   to common stocks             647        549       $1.18         (377)      876      $(0.43)
                                                      ====                               ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        -          7                        -         -
                                ---        ---                      ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks               $647        556       $1.16        $(377)      876      $(0.43)
                                ===        ===        ====          ===       ===        ====

Nine Months Ended September 30, 2000

Net income (loss)            $4,472                               $(109)
Less:Dividends on
  preference stocks              48                                  35
                              -----                                 ---
Basic EPS
  Income (loss) attributable
    to common stocks          4,424        589       $7.51         (144)      618      $(0.23)
                                                      ====                               ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        -         11                        -         -
                              -----        ---                      ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks             $4,424        600       $7.37        $(144)     618       $(0.23)
                              =====        ===        ====          ===      ===         ====

Note 7.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (dollars in millions):

                                      Three Months Ended     Nine Months Ended
                                           September 30,        September 30,
                                     --------------------   -------------------
                                      2001        2000        2001      2000
                                      ----        ----        ----      ----

  Depreciation                      $1,123      $1,002      $3,291    $2,964
  Amortization of special tools        609         537       1,747     1,852
  Amortization of intangible assets     80          57         238       209
                                     -----       -----       -----     -----
     Total                          $1,812      $1,596      $5,276    $5,025
                                     =====       =====       =====     =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 8.  Segment Reporting

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


                                                                                                                Other
                          GMNA      GME     GMLAAM    GMAP      GMA     Hughes     Other  Total ACO     GMAC   Financing  Total FIO
                          ----      ---     ------    ----      ---     ------     -----  ---------     ----   ---------  ---------
For the Three Months Ended
  September 30, 2001
Net sales and revenues:
  External customers   $26,635    $4,987    $1,258    $818    $33,698   $2,108      $491   $36,297    $6,116      $62      $6,178
  Intersegment            (366)      130        54     182          -        5        (5)        -         -        -           -
                        ------     -----     -----   -----     ------    -----       ---    ------     -----       --       -----
Total net sales and
  revenues             $26,269    $5,117    $1,312  $1,000    $33,698   $2,113      $486   $36,297    $6,116      $62      $6,178
                        ======     =====     =====   =====     ======    =====       ===    ======     =====       ==       =====

Interest income (a)       $303       $95       $(4)     $4       $398       $9     $(261)     $146      $602     $(89)       $513
Interest expense          $311      $104       $27      $2       $444      $41     $(269)     $216    $1,686      $66      $1,752
Net income (loss)         $251     $(287)      $(6)    $60        $18    $(227)(b) $(595)    $(804)     $437      $(1)       $436

Segment assets         $91,767   $18,316    $4,139    $870   $115,092  $19,068 (c) $(942) $133,218  $180,384   $1,242    $181,626

For the Three Months Ended
  September 30, 2000
Net sales and revenues:
  External customers   $26,566    $5,115    $1,471    $834    $33,986   $2,082      $534   $36,602    $6,067      $21      $6,088
  Intersegment            (395)      224        53     118          -        6        (6)        -         -        -           -
                        ------     -----     -----     ---     ------    -----       ---    ------     -----       --       -----
Total net sales and
  revenues             $26,171    $5,339    $1,524    $952    $33,986   $2,088      $528   $36,602    $6,067      $21      $6,088
                        ======     =====     =====     ===     ======    =====       ===    ======     =====       ==       =====

Interest income (a)       $157      $105        $5      $3       $270      $21     $(153)     $138      $587     $(87)       $500
Interest expense          $323      $100       $15      $1       $439      $66     $(295)     $210    $2,158     $112      $2,270
Net income (loss)         $728     $(181)      $31    $(10)      $568     $(88)(b)  $(57)     $423      $401       $5        $406

Segment assets         $91,585   $18,596    $4,580  $1,060   $115,821  $20,248 (c) $(593) $135,476  $160,254   $1,515    $161,769


(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of HAC of $1 million and $5 million for 2001 and 2000, respectively.
(c) The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $57 million and $390 million, at September 30, 2001 and 2000, respectively, related to GM's acquisition of HAC.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 8.  Segment Reporting (concluded)

                                                                                                                Other
                          GMNA      GME     GMLAAM    GMAP      GMA     Hughes     Other  Total ACO     GMAC   Financing  Total FIO
                          ----      ---     ------    ----      ---     ------     -----  ---------     ----   ---------  ---------

For the Nine Months Ended
  September 30, 2001
Net sales and revenues:
  External customers   $80,824   $16,974    $4,311  $2,583   $104,692   $6,016    $1,484  $112,192   $18,907     $211     $19,118
  Intersegment          (1,332)      642       135     555          -       17       (17)        -         -        -           -
                        ------    ------     -----   -----    -------    -----     -----   -------    ------      ---      ------
Total net sales and
  revenues             $79,492   $17,616    $4,446  $3,138   $104,692   $6,033    $1,467  $112,192   $18,907     $211     $19,118
                        ======    ======     =====   =====    =======    =====     =====   =======    ======      ===      ======

Interest income (a)       $865      $279       $(4)    $12     $1,152      $52     $(736)     $468    $1,905    $(319)     $1,586
Interest expense        $1,016      $243       $66      $5     $1,330     $134     $(935)     $529    $5,725     $184      $5,909
Net income (loss)         $878     $(525)      $30    $(82)      $301    $(487)(b) $(796)    $(982)   $1,351     $(23)     $1,328

For the Nine Months Ended
  September 30, 2000
Net sales and revenues:
  External customers   $87,094   $18,593    $4,142  $2,357   $112,186   $6,440    $2,041  $120,667   $17,443     $181     $17,624
  Intersegment          (1,110)      722       140     248          -       26       (26)        -         -        -           -
                        ------    ------     -----   -----    -------    -----     -----   -------    ------      ---      ------
Total net sales and
  revenues             $85,984   $19,315    $4,282  $2,605   $112,186   $6,466    $2,015  $120,667   $17,443     $181     $17,624
                        ======    ======     =====   =====    =======    =====     =====   =======    ======      ===      ======

Interest income (a)       $418      $319       $19      $9       $765      $58     $(367)     $456    $1,609    $(322)     $1,287
Interest expense          $879      $293       $77      $2     $1,251     $169     $(772)     $648    $6,095     $323      $6,418
Net income (loss)       $3,428      $206       $42   $(126)    $3,550    $(229)(b) $(162)   $3,159    $1,193      $11      $1,204



(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of HAC of $3 million and $16 million for 2001 and 2000, respectively.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 9.  Subsequent Events

   On October 28, 2001, GM and its subsidiary Hughes together with EchoStar Communications Corporation (EchoStar) announced the signing of definitive agreements that provide for the spin-off of Hughes from GM and the merger of Hughes with EchoStar.
   The spin-off of Hughes from GM would result in current  holders of GM Class
H common stock receiving one share of new Hughes Class C common stock in exchange for each share of GM Class H common stock held prior to the spin-off. The merger of Hughes and EchoStar would result in Hughes being the surviving entity and taking the name EchoStar Communications Corp. Holders of Class A EchoStar common stock prior to the merger would receive about 1.3699 shares of stock of the merged entity in exchange for each share of Class A EchoStar common stock held prior to the merger.
   As part of the transaction, GM would receive up to $4.2 billion in cash for the reduction of its approximate 30% retained economic interest in Hughes to about 11% immediately preceding the merger. In addition GM plans to seek to exchange up to 100 million shares of GM Class H common stock (or after the transaction 100 million shares of new EchoStar common stock) for GM outstanding debt, which would further improve GM's net liquidity position. Following these transactions, GM expects to retain an approximate 3 to 5% interest in the merged entity.
   The transaction is subject to a number of conditions, including approval by a majority of each class of GM shareholders - GM $1-2/3 and GM Class H - voting both separately as distinct classes and also together as a single class. The proposed transaction also is subject to anti-trust clearance and approval by the Federal Communications Commission. The transaction is also contingent upon the receipt of a favorable ruling from the Internal Revenue Service that the separation of Hughes from GM will qualify as tax-free to GM and its stockholders for U.S. Federal Income Tax purposes. The transaction is currently expected to close in the second half of 2002.
   In connection with the disposition by Hughes of its defense electronics business to Raytheon Company in 1997, there were disputes regarding the purchase price adjustments. On October 16, 2001, Hughes reached a settlement of the dispute with Raytheon. GM's consolidated financial statements include a charge of $474 million for the quarter ended September 30, 2001 related to this settlement.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2000 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the "Corporation" or "GM") 2000 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate financial information for the following businesses:
Automotive, Communications Services, and Other Operations (ACO) and Financing and Insurance Operations.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations business consist of:

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

RESULTS OF OPERATIONS

   For the third quarter of 2001, the Corporation's consolidated net loss was $368 million, or $(0.41) per share of GM $1-2/3 par value common stock, compared with consolidated net income of $829 million, or $1.55 per share of GM $1-2/3 par value common stock for the third quarter of 2000. GM's consolidated net income for the nine months ended September 30, 2001 was $346 million, or $1.16 per share of GM $1-2/3 par value common stock, compared with $4.4 billion, or $7.37 per share of GM $1-2/3 par value common stock for the nine months ended September 30, 2000.
   The consolidated net loss for the third quarter 2001 included special items on an after-tax basis. These items are detailed in the schedule on page 15 and represent the following: (1) The Ste. Therese charge at GMNA relates to the previously announced closing of the Ste. Therese, Quebec assembly plant. (2) The Raytheon settlement included in Other ACO relates to Hughes' settlement with the Raytheon Company on a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense. (3) The gain on sale of Thomson relates to Hughes' sale of 4.1 million shares of Thomson Multimedia common stock. (4) The SkyPerfecTV! writedown relates to Hughes' non-cash charge from the revaluation of its investment. (5) The severance charge relates to Hughes' 10% company-wide workforce reduction in the U.S. (6) The DIRECTV Japan adjustment relates to a favorable adjustment to the expected costs associated with the shutdown of Hughes' DIRECTV Japan business. GM's consolidated net income for the nine months ended September 30, 2001 also included special items related to GM's share of severance payments and asset impairments that were part of the restructuring of its affiliate Isuzu Motors Ltd. in the second quarter and the net impact of initially adopting SFAS No. 133, "Accounting for Derivatives and Hedging Activities" in the first quarter. There were no special items for the third quarter or first nine months of 2000.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


List of Special Items - After Tax
(dollars in millions)

                                                            Total                                            Other
                            GMNA    GME    GMLAAM    GMAP    GMA    Hughes    Other    Total ACO    GMAC    Financing    Total GM
                            ----    ---    ------    ----    ---    ------    -----    ---------    ----    ---------    --------

For the Three Months Ended September 30, 2001

Reported Net Income (Loss)  $251   $(287)    $(6)     $60    $18    $(227)   $(595)      $(804)     $437       $(1)        $(368)
  Ste. Therese Charge        194       -       -        -    194        -        -         194         -         -           194
  Raytheon Settlement          -       -       -        -      -        -      474         474         -         -           474
  Gain on Sale of Thomson      -       -       -        -      -      (67)       -         (67)        -         -           (67)
  SkyPerfecTV! Writedown       -       -       -        -      -      133        -         133         -         -           133
  Severance Charge             -       -       -        -      -       40        -          40         -         -            40
  DIRECTV Japan Adjustment     -       -       -        -      -      (21)       -         (21)        -         -           (21)
                             ---     ---     ---      ---    ---     ----      ---          --       ---        --           ---
Adjusted Net Income (Loss)  $445   $(287)    $(6)     $60   $212    $(142)   $(121)       $(51)     $437       $(1)         $385
                             ===     ===       =       ==    ===      ===      ===          ==       ===         =           ===


For the Nine Months Ended September 30, 2001

Reported Net Income (Loss)  $878   $(525)    $30     $(82)  $301    $(487)   $(796)      $(982)   $1,351      $(23)         $346
  Ste. Therese Charge        194       -       -        -    194        -        -         194         -         -           194
  Raytheon Settlement          -       -       -        -      -        -      474         474         -         -           474
  Gain on Sale of Thomson      -       -       -        -      -      (67)       -         (67)        -         -           (67)
  SkyPerfecTV! Writedown       -       -       -        -      -      133        -         133         -         -           133
  Severance Charge             -       -       -        -      -       40        -          40         -         -            40
  DIRECTV Japan Adjustment     -       -       -        -      -      (21)       -         (21)        -         -           (21)
  Isuzu Restructuring          -       -       -      133    133        -        -         133         -         -           133
  SFAS No. 133                14      (2)      1        1     14        8        -          22       (34)        -           (12)
                           -----     ---     ---      ---    ---      ---      ---          --     -----       ---         -----
Adjusted Net Income(Loss) $1,086   $(527)    $31      $52   $642    $(394)   $(322)       $(74)   $1,317      $(23)       $1,220
                           =====     ===      ==       ==    ===      ===      ===          ==     =====        ==         =====



See Results of Operations section on page 14 for further discussion of these items.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks

                                   Three Months Ended September 30,
                          -----------------------------------------------------
                                   2001                          2000
                          ------------------------      -----------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM   Industry
                          --------  ---   --------      --------  ---  --------
                                            (units in thousands)
GMNA
United States
  Cars                   2,042     544     26.6%       2,297     670     29.2%
  Trucks                 2,126     608     28.6%       2,257     579     25.7%
                         -----   -----                 -----   -----
  Total United States    4,168   1,152     27.7%       4,554   1,249     27.4%
Canada, Mexico, and Other  687     167     24.2%         695     186     26.8%
                         -----   -----                 -----   -----

  Total GMNA             4,855   1,319     27.2%       5,249   1,435     27.3%
  GME                    4,570     414      9.1%       4,697     413      8.8%
  GMLAAM                   920     159     17.3%         950     159     16.8%
  GMAP                   3,147     136      4.3%       3,260     125      3.8%
                        ------   -----                ------   -----
Total Worldwide         13,492   2,028     15.0%      14,156   2,132     15.1%
                        ======   =====                ======   =====


                                   Nine Months Ended September 30,
                          -----------------------------------------------------
                                    2001                         2000
                          ------------------------      -----------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM   Industry
                          --------  ---   --------      --------  ---  --------
                                            (units in thousands)
GMNA
United States
  Cars                   6,455    1,757     27.2%       6,974   2,009    28.8%
  Trucks                 6,584    1,866     28.3%       6,940   1,878    27.1%
                        ------    -----                ------   -----
  Total United States   13,039    3,623     27.8%      13,914   3,887    27.9%
Canada, Mexico, and
  Other                  2,060      515     25.0%       2,054     541    26.3%
                        ------    -----                ------  ------

  Total GMNA            15,099    4,138     27.4%      15,968   4,428    27.7%
  GME                   15,150    1,415      9.3%      15,710   1,460     9.3%
  GMLAAM                 2,878      497     17.3%       2,661     441    16.6%
  GMAP                   9,748      381      3.9%       9,781     348     3.6%
                        ------    -----                ------  ------
Total Worldwide         42,875    6,431     15.0%      44,120   6,677    15.1%
                        ======    =====                ======   =====


Wholesale Sales
                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------     -----------------
                                        2001      2000        2001       2000
                                      --------  --------    --------   -------
                                                (units in thousands)
GMNA
  Cars                                586          703       1,825      2,240
  Trucks                              651          625       1,999      2,153
                                    -----        -----       -----      -----
    Total GMNA                      1,237        1,328       3,824      4,393
                                    -----        -----       -----      -----
GME
  Cars                                375          367       1,289      1,332
  Trucks                               21           29          70        102
                                      ---          ---       -----      -----
    Total GME                         396          396       1,359      1,434
                                      ---          ---       -----      -----
GMLAAM
  Cars                                106          131         344        328
  Trucks                               48           50         156        142
                                      ---          ---         ---        ---
    Total GMLAAM                      154          181         500        470
                                      ---          ---         ---        ---
GMAP
  Cars                                 50           49         154        130
  Trucks                               71           85         206        215
                                      ---          ---         ---        ---
    Total GMAP                        121          134         360        345
                                      ---          ---         ---        ---

Total Worldwide                     1,908        2,039       6,043      6,642
                                    =====        =====       =====      =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA's income and margin, adjusted to exclude special items (adjusted income and margin), was $212 million and 0.6% on net sales and revenues of $33.7 billion for the third quarter of 2001. This compares with income of $568 million and a net margin of 1.7% on net sales and revenues of $34.0 billion for the prior year quarter. The decrease in adjusted income from the prior year quarter was primarily due to a decrease in wholesale sales volume in North America and pricing pressures in both North America and Europe. These unfavorable conditions were partially offset by favorable mix and cost structure improvements. These factors, in addition to overall unfavorable mix for the nine months ended September 30, 2001, contributed to a decrease in adjusted income and margin to $642 million and 0.6% on net sales and revenues of $104.7 billion compared with income of $3.6 billion and a net margin of 3.2% on net sales and revenues of $112.2 billion for the prior year nine-month period.
   GMNA's adjusted income was $445 million for the third quarter of 2001, compared with $728 million for the prior year quarter. Adjusted income for the nine months ended September 30, 2001 totaled $1.1 billion compared with $3.4 billion for the prior year nine-month period. The decrease in GMNA's third quarter and year-to-date 2001 adjusted income was primarily the result of lower wholesale sales volumes and unfavorable net price, partially offset by favorable mix and aggressive cost containment due to manufacturing performance efficiencies, material cost savings, and engineering productivity. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle produced in the previous year's period, was unfavorable for the quarter at (2.1)% year-over-year. This decrease includes a dealer stock adjustment of (0.6)% on units in dealer inventory on September 30, 2001 related to the Keep America Rolling sales incentive which offers interest-free automotive financing on U.S. models for retail vehicle customers.
   GME's loss was $287 million for the third quarter of 2001, compared with a loss of $181 million for the prior year quarter. This increase in the loss from the prior year quarter was primarily due to a continued unfavorable shift in sales mix from larger, more profitable vehicles to the smaller, less profitable entries and a continued increase in competitive pricing pressure. These factors, in addition to an overall decrease in wholesale sales volumes for the nine months ended September 30, 2001, contributed to an adjusted loss of $527 million compared with income of $206 million for the prior year nine-month period.
   GMLAAM's loss was $6 million for the third quarter of 2001, compared with income of $31 million for the prior year quarter. Adjusted income for the nine months ended September 30, 2001 totaled $31 million compared with $42 million for the prior year nine-month period. The decrease in third quarter and year-to-date 2001 adjusted earnings was primarily due to increases in material and manufacturing costs coupled with mix deterioration. These unfavorable items were partially offset by nominal price increases, as well as increases in wholesale sales volumes in the nine months ended September 30, 2001.
   GMAP's income for the third quarter of 2001 was $60 million compared with a loss of $10 million for the prior year quarter. The increase in third quarter earnings was primarily due to equity income improvements from several joint ventures in the region, as well as slightly favorable pricing and decreases in overall costs. These favorable conditions also contributed to adjusted income for the nine months ended September 30, 2001 totaling $52 million compared with a loss of $126 million for the prior year nine-month period.

Hughes Financial Review

   Total net sales and revenues were $2.1 billion and $6.0 billion in the third quarter and first nine months of 2001, respectively, compared with $2.1 billion and $6.5 billion in the comparable periods in 2000. The decrease in year-to-date 2001 net sales and revenues resulted from decreased revenues at PanAmSat Corporation (PanAmSat) and Hughes Network Systems (HNS), as well as the sale of the satellite systems manufacturing businesses (Satellite Businesses) to The Boeing Company on October 6, 2000. The decrease in net sales and revenues at PanAmSat was primarily due to a decline of new outright sales and sales-type lease transactions executed during the first nine months of 2001 as compared to the first nine months of 2000. The decrease in net sales and revenues at HNS was primarily due to decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000. These decreases were partially offset by an increase in net sales and revenues at the Direct-To-Home businesses that resulted from the addition of approximately 1.7 million net new subscribers in the United States and Latin America since September 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

   Hughes' adjusted loss was $142 million for the third quarter of 2001, compared with a loss of $88 million for the prior year quarter. The adjusted loss for the nine months ended September 30, 2001 totaled $394 million compared with a loss of $229 million for the prior year nine-month period. The increase in the third quarter and year-to-date 2001 adjusted losses was primarily due increased costs associated with the rollout of new DIRECTWAY services at HNS, increased depreciation and amortization expense due to capital expenditures for property and satellites since the third quarter of 2000 and a change in the useful life of the Galaxy VIII-i satellite that resulted from the failure of its primary propulsion system during the third quarter of 2000, the sale of the Satellite Businesses in October 2000, and the consolidation of Telocity Delaware, Inc. since its acquisition in April 2001. These increases in expenses were partially offset by a decrease in interest expense due to a net decrease in outstanding borrowings of $1.3 billion since September 30, 2000 and the write-off of the discontinued DIRECTV Japan business in 2000. The increase in adjusted loss for the first nine months of 2001 was also impacted by a decrease in income tax benefit of $137 million due to additional tax settlements and foreign tax credits received in 2000, as well as the additional tax benefit in 2000 associated with the write-off of Hughes' investment in DIRECTV Japan.
   On October 28, 2001, GM and its subsidiary Hughes together with EchoStar Communications Corporation (EchoStar) announced the signing of definitive agreements that, subject to stockholder approval and regulatory clearance, provide for the spin-off of Hughes from GM and the merger of Hughes with EchoStar. See Note 9 - Subsequent Events in the Notes of Consolidated
Financial Statements for further details of this transaction.


GMAC Financial Review

   GMAC's income was $437 million for the third quarter of 2001, compared with $401 million for the prior year quarter. Adjusted income for the nine months ended September 30, 2001 was $1.3 billion compared with $1.2 billion for the prior year nine-month period. Income from automotive and other financing operations totaled $310 million for the third quarter of 2001, compared with $273 million for the prior year quarter. The strong results can be attributed to higher asset levels and the positive impact of lower short term interest rates, partially offset by higher credit losses and lower off-lease residual values. Income from insurance operations totaled $49 million for the third quarter of 2001, compared with $50 million for the prior year quarter. The decrease was primarily due to lower investment income and capital gains reflecting general weakness in the equity markets partially offset by improved underwriting results. Income from mortgage operations totaled $78 million for the third quarter of 2001, virtually unchanged from the same quarter in 2000. This was primarily due to a significant increase in mortgage originations largely offset by intangibles impairment from higher levels of mortgage prepayments and the revaluation of retained interest securities from securitizations.

LIQUIDITY AND CAPITAL RESOURCES

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   At September 30, 2001, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $11.7 billion, compared with $13.3 billion at December 31, 2000 and $13.5 billion at September 30, 2000. The decrease from December 31, 2000 was primarily due to GM's purchase of an additional 10% equity stake in Suzuki, an increase in net capital expenditures, and the redemption of preferred securities. These items were partially offset by working capital improvements. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $4.9 billion at September 30, 2001, compared with $6.7 billion at December 31, 2000 and September 30, 2000, respectively. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $9.3 billion at September 30, 2001, compared with $7.4 billion at December 31, 2000 and $8.2 billion at September 30, 2000. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 39.5% at September 30, 2001, compared with 30.8% at December 31, 2000 and 30.9% at September 30, 2000. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 43.7% at September 30, 2001, compared with 36.6% at December 31, 2000 and 38.6% at September 30, 2000.
   Net liquidity, calculated as cash and marketable securities less the total of loans payable and long-term debt, was $(2.3) billion at September 30, 2001, compared with $662 million at December 31, 2000 and $(1.0) million at September 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)
---------------------------------------------------------------------

   In October 2001, GM's credit rating was downgraded by Standard & Poor's, Fitch, Inc., and Moody's Investors Service. Although the downgrades diminish GM's access to the commercial paper market, the Corporation's overall financial flexibility continues to be strong as a result of the Corporation's cash position, ample contractually committed credit facilities and exceptional capital markets access.

Financing and Insurance Operations
----------------------------------

   At September 30, 2001, GMAC owned assets and serviced automotive receivables totaling $205.5 billion, compared with $185.6 billion at December 31, 2000 and $174.9 billion at September 30, 2000. The increase from December 31, 2000 was primarily the result of increases in cash and cash equivalents, serviced retail receivables, real-estate mortgages held for sale, other assets, commercial and other loan receivables, mortgage lending receivables, and due and deferred from receivable sales. These increases were partially offset by a decline in serviced wholesale receivables, operating lease assets, receivables due from GM, mortgage loans held for investment, and factored receivables.
   Consolidated automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $117.7 billion at September 30, 2001, compared with $112.5 billion at December 31, 2000 and $104.9 billion at September 30, 2000. The increase from December 31, 2000 was primarily the result of a $7.5 billion increase in serviced retail receivables, a $1.3 billion increase in commercial and other loan receivables, partially offset by a $3.4 billion decrease in serviced wholesale receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The increase in commercial and other loan receivables was primarily attributable to increases in secured notes as well as continued growth at Commercial Credit LLC and GMAC Business Credit LLC. The decrease in serviced wholesale receivables was due to reduced dealer inventory levels at September 30, 2001 compared with December 31, 2000. The on-balance sheet finance receivables decreased from $93.0 billion at December 30, 2000 to $90.6 billion at September 30, 2001 primarily due to an increase in securitization activity.
   At September 30, 2001, GMAC's total borrowings were $143.2 billion, compared with $133.4 billion at December 31, 2000 and $127.7 billion at September 30, 2000. GMAC's ratio of total debt to total stockholder's equity at both September 30, 2001 and December 31, 2000 was 9.5:1 compared with 9.4:1 at September 30, 2000.
   In October 2001, GMAC's credit rating was downgraded by Standard & Poor's and Fitch, Inc while Moody's Investors Service affirmed the company's rating. GMAC has proven its sound operating and financial position, the high quality and liquidity of its assets, the importance of its auto finance operations to GM, and the relatively strong position of the finance company's creditors. GMAC has operated with sound levels of alternative liquidity to support both its debt-paying ability and its ongoing business operations through market stresses. The company expects to remain positioned to operate as a prudent finance company, with more stable business metrics through economic cycles.

Book Value Per Share

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $37.44 at September 30, 2001, compared with $39.36 at December 31, 2000 and $40.39 at September 30, 2000. Book value per share of GM Class H common stock, was $7.49 at September 30, 2001, compared with $7.87 at December 31, 2000 and $8.08 at September 30, 2000.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its GM $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 7, 2001, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid September 10, 2001, to holders of record on August 17, 2001. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its business.
   A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid on November 1, 2001, to the sole holder of record on October 1, 2001.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Employment and Payrolls

Worldwide employment at September 30, (in thousands)

                                                 2001         2000
                                                 ----         ----

  GMNA                                            201         212
  GME                                              74          90
  GMLAAM                                           24          24
  GMAP                                             11          11
  GMAC                                             29          27
  Hughes                                           11          18
  Other                                            13          13
                                                  ---         ---
    Total employees                               363         395
                                                  ===         ===

                                      Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                        -------------         -------------
                                      2001         2000      2001        2000
                                      ----         ----      ----        ----

Worldwide payrolls - (in billions)    $4.9         $5.2     $15.0       $16.6
                                       ===          ===      ====        ====

New Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and existing intangible assets and goodwill be evaluated for these new separation requirements. Goodwill and intangible assets determined to have indefinite useful lives will not be amortized. The Corporation is evaluating but has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.
   In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Corporation is required to implement SFAS No. 142 on January 1, 2002. The Corporation is evaluating but has not yet determined the impact that this statement will have on its consolidated financial position or results of operations.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation is required to implement SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.



                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended September 30, 2001, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

      By letter dated August 16, 2001, U.S. EPA has alleged that General Motors Corporation violated the Resource Conservation and Recovery Act (RCRA) by failing to seek the reissuance of a permit within the time specified in the permit. The permit covers RCRA corrective action activities in the site of a former General Motors plant in Anderson, Indiana. U.S. EPA is seeking penalties in excess of $100,000.

                                      * * *

Other Matters

      As previously reported six class actions were filed on behalf of owners of GM Class H shares alleging that in order to benefit GM in violation of alleged fiduciary duties, GM and Hughes have favored News Corp. over EchoStar as a bidder to merge with Hughes. Three additional class actions making essentially the same allegation having been filed in state courts in California (Brody v. Hughes Electronics Corp., et al, Lieberman v. Hughes Electronics Corp., et al) and New York (Krim v. General Motors Corporation, et. al). As indicated under Management's Discussion and Analysis in this report, GM, Hughes and EchoStar have entered into definitive agreements relating to a spin-off of Hughes from GM and the subsequent merger of Hughes and EchoStar. Management of News Corp. has notified GM that it has withdrawn its offer relating to a possible transaction involving Hughes. GM, Hughes and the Hughes directors intend to vigorously defend these actions.

                                      * * *

      With respect to the previously reported Oklahoma State Court action filed on May 18, 2001 by Cable Connections, Inc., TV Options, Inc., Swartzel
Electronics, Inc. and Orbital Satellite, Inc., the Court granted DIRECTV's motion to stay and compel arbitration.

                                      * * *

      In April 2001, Robert Garcia doing business as Direct Satellite TV, a DIRECTV dealer, instituted arbitration proceedings with DIRECTV with the American Arbitration Association in Los Angeles, California regarding his commissions and certain chargeback disputes. The parties have been proceeding with the arbitration, though no hearing date has been set. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV and Hughes in Los Angeles Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV and Hughes do not believe that the court has jurisdiction to order or oversee the class-wide arbitration. DIRECTV and Hughes will vigorously defend against these allegations and seek to enforce the arbitration agreement.

                                      * * *

      On September 19, 2001, the National Rural Telecommunications Cooperation ("NRTC") filed a lawsuit against DIRECTV in the U.S. District Court of the Central District of California seeking a declaration from the Court that the NRTC is not required to defend and indemnify DIRECTV for the Pegasus Development Corporation and Personalized Media Communications v. DIRECTV, et al, lawsuit pending in the U.S. District Court for the District of Delaware. The NRTC has been paying and continues to pay DIRECTV's legal fees in that matter under protest.

                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (concluded)

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 2001, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

      As previously reported, on December 7, 2000, Federal and State (Indiana) environmental authorities made a settlement demand in excess of $100,000 against Guide Corporation (not affiliated with GM), Guide's parent corporation, a subcontractor of Guide and GM, relating to an alleged chemical release from the Guide operation which occurred more than a year after the Guide Corporation had acquired a vehicle lighting products operation from GM located in Anderson, Indiana. This matter has been resolved by a settlement in which GM was not required to make any contribution.

                                      * * *

      As previously reported, General Motors received two Notices of Violation dated May 25, 2000 and August 23, 2000 from the MDEQ alleging non-compliance at the Lansing Craft Centre with certain clean air regulations. General Motors received two additional Notices of Violation; one dated November 17, 2000 from the MDEQ and another dated October 27, 2000 from the U.S. Environmental Protection Agency. The facility has modified its air permit. GM has agreed to pay a penalty of $107,900 to MDEQ, and implemented three supplemental environmental projects, in settlement of these allegations.

                                      * * *

Other Matters

      With regard to the previously reported EchoStar action filed on February 1, 2000 against DIRECTV, Hughes Network Systems and Thompson Consumer Electronics, Inc. and amended on April 5, 2001 to add Circuit City Stores, Inc., Best Buy Co., Inc. and Radio Shack Corporation as defendants, the matter was dismissed with prejudice against all DIRECTV companies and Hughes Network Systems on November 1, 2001. All the DIRECTV and Hughes' counterclaims against Echostar were dismissed with prejudice.




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

------------------

(b)  REPORTS ON FORM 8-K.

   Eleven reports on Form 8-K, were filed on July 3, 2001, July 17, 2001, August 1, 2001, August 7, 2001, August 21, 2001, August 27, 2001, September 4, 2001, September 18, 2001, September 21, 2001, September 25, 2001 and September 26, 2001 during the quarter ended September 30, 2001 reporting matters under
Item 5, Other Events.


                                   * * * * * *


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     GENERAL MOTORS CORPORATION
                                     --------------------------
                                           (Registrant)



Date: November 13, 2001              /s/Peter R. Bible
-----------------------              ------------------------------------------
                                     (Peter R. Bible, Chief Accounting Officer)