Form 10-K
period 2001-12-21
GENERAL MOTORS CORP
filed 2002-03-12
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                    FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--- 1934
                   For the fiscal year ended December 31, 2001
                                             -----------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF --- 1934

            For the transition period from              to
                                             ----------    -----------

                          Commission file number 1-143

                           GENERAL MOTORS CORPORATION
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)


        STATE OF DELAWARE                                     38-0572515
        -----------------                                     ----------
    (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

300 Renaissance Center, Detroit, Michigan                     48265-3000
------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

    Registrant's telephone number, including area code (313) 556-5000
                                                        --------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of Each Exchange on
        Title of Each Class                       Which Registered
---------------------------------------------     -----------------------------
Common, $1-2/3 par value (559,421,886 shares
  outstanding as of February 28, 2002)            New York Stock Exchange, Inc.
Class H Common, $0.10 par value (877,600,541
  shares outstanding as of February 28, 2002)     New York Stock Exchange, Inc.


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 28, 2002) of General Motors Corporation $1-2/3 par value and GM Class H common stocks held by nonaffiliates on February 28, 2002 was approximately $30.0 billion and $12.9 billion, respectively.

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

Documents incorporated by reference are as follows:

                                                Part and Item Number of Form
Document                                        10-K into Which Incorporated
--------                                        -----------------------------

General Motors Notice of Annual Meeting
  of Stockholders and Proxy Statement for
  the Annual Meeting of Stockholders to be
  held June 4, 2002                             Part III, Items 10 through 13













                                   COVER PAGE

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                 THE CORPORATION

   General Motors Corporation, incorporated in 1916 under the laws of the State of Delaware, is hereinafter sometimes referred to as the "Registrant", the "Corporation", "General Motors", or "GM."

ITEM 1.  Business

General

     The following information is incorporated herein by reference to the indicated pages in Part II:

     Item                                                        Page(s)
     ----                                                        -------

     Wholesale Sales                                             II-6
     Employment and Payrolls                                     II-13
     Note 24 of Notes to the GM Consolidated
         Financial Statements
        (Segment Reporting)                                II-54 through II-57

   GM presents separate supplemental consolidating statements of income and other financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations and (2) Financing and Insurance Operations. GM participates in the automotive industry through the activities of its automotive business operating segment: General Motors Automotive (GMA) which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and Hummer. GME, GMLAAM, and GMAP meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac. GM's communications services relate to its Hughes Electronics Corporation subsidiary (Hughes) which includes digital entertainment, information and communications services, and satellite-based private business networks. GM's other operations includes the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's Financing and Insurance Operations primarily relate to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle, and homeowners' insurance, and asset-based lending.
   Substantially all automotive-related products are marketed through retail dealers and through distributors and jobbers in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 2001, there were approximately 7,800 GM vehicle dealers in the United States, 830 in Canada, and 162 in Mexico. Additionally, there were a total of approximately 11,710 outlets overseas which include dealers and authorized sales, service, and parts outlets.

Raw Materials and Services

   GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

Backlog of Orders

   Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes had a $5.3 billion and $6.7 billion backlog of commercial contracts relating to its telecommunications business at the end of 2001 and 2000, respectively.





                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, DaimlerChrysler Corporation, Toyota Corporation, Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Volkswagen A.G. (Volkswagen), Hyundai Motor Company, Ltd. (Hyundai), and Bayerische Motoren Werke AG (BMW). All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 2001 are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) registrations of domestic and foreign makes and GM's competitive position during the years ended December 31, 2001, 2000, and 1999 were as follows:

                                                   2001(1)   2000     1999
                                                   ----      ----     ----
                                                    (units in thousands)
Total industry registrations
  In the United States                            17,475   17,814   17,418
  In Canada and Mexico                             2,544    2,474    2,231
  In other countries                              36,608   37,009   35,863
                                                  ------   ------   ------
Total industry registrations - all countries      56,627   57,297   55,512
                                                  ======   ======   ======

                                                   2001(1)   2000     1999
                                                   ----      ----     ----
                                                 (percent of total industry)
GM's registrations
  In the United States                               28%       28%      29%
  In Canada and Mexico                               27        28       29
  In other countries                                  8         8        8
Total GM's registrations - all countries             15        15       16

-----------------
(1) Preliminary

   The above information on registrations of new cars, trucks, and buses was obtained from outside sources and that pertaining to GM's registrations includes units which are manufactured overseas by other companies and which are imported and sold by GM and affiliates.

Research and Development

   In 2001, GM spent $6.2 billion for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. In addition, $82 million was spent for customer-sponsored activities. Comparably, $6.6 billion and $6.8 billion were spent on company-sponsored activities in 2000 and 1999, respectively, and $278 million and $295 million were spent on customer-sponsored activities in 2000 and 1999, respectively.

Environmental Matters

Automotive Emissions Control
   Both the federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.
   Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control systems or components discovered during such testing can lead to substantial cost for General Motors related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Emissions Control - (concluded)
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Low-Emission Vehicles (LEV) II" standards, will begin phasing in for California vehicles in the 2004 model year. Similar federal "Tier 2" standards will also start in 2004. In addition, both CARB and EPA have adopted more stringent standards applicable to future heavy-duty trucks.
   California requires that a specified percentage of cars and certain light-duty trucks be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement starts at 10% in model year 2003 and increases in future years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credits, which are vehicles that meet very stringent emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the federal requirements and four states, New York, Massachusetts, Maine and Vermont, have done so. To provide states an alternative to the adoption of California standards, GM and other auto manufacturers began selling LEVs in the remaining 45 states in 2001, under the provisions of the National Low Emission Vehicle Program.
   In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles meet lower emission standards, and new diagnostics are required.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems are being further modified to accommodate federal onboard refueling vapor recovery (ORVR) control standards. ORVR was phased-in on passenger cars in the 1998 through 2000 model years, and is phasing-in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards apply in California, as well as federally.
   Starting in the 2001 model year, the test procedure for exhaust emissions have become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle. Both of these requirements have the potential of adding hardware (and thus costs) to many vehicles.

Industrial Environmental Control
   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.
   GM is in various stages of investigation or remediation for sites where contamination has been alleged, and recorded a liability of $253 million at December 31, 2001 and $316 million at December 31, 2000 for worldwide environmental investigation and remediation as summarized below:

     . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement is verified. The total liability for sites involving GM was estimated to be $85 million at December 31, 2001. This compares with $97 million at December 31, 2000.

     . For closed or closing plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, was estimated at $56 million at December 31, 2001. This compares with $74 million at December 31, 2000.

     . GM is involved in investigation and remediation activities at additional locations worldwide with an estimated liability of approximately $112 million at December 31, 2001. This compares with $145 million at December 31, 2000.





                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)
   The cost impact of the Clean Air Act Amendments under Title V is the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $500 million to $700 million in aggregate through the year 2005.
   For the years ended December 31, 2001, 2000, and 1999, expenditures by GM in the U.S. for industrial environmental control facilities were $65 million, $85 million, and $71 million, respectively. The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2005 will be approximately $157 million. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

Vehicular Noise Control
   Federal Truck Regulations preempt all state/local noise regulations for trucks over 10,000 lbs. Gross Vehicle Weight Rating (GVWR). All jurisdictions regulating noise levels of school buses which are built on medium-duty truck chassis have adopted standards compatible with federal regulations for medium-duty trucks. Federal Truck Regulations contain label and owner's manual requirements.
   Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. The current standard for vehicles in these classes is 80 dB as measured at 50 feet. Future implementation of more stringent exhaust emission regulations and more stringent fuel economy regulations will require an assessment of increased costs of noise control.

Safety Regulations & Consumer Information
   Expenditures to maintain and improve the operational safety, occupant protection, and vehicle security and theft deterrence capability of new GMNA models continue. These expenditures include amounts for the study of alternative approaches for meeting the needs of all three areas.
   GM continues to meet the government requirement for passive restraints by installing driver and passenger air bags on all passenger cars and many light trucks and vans. Since 1998, these have been less aggressive air bags to address concerns about inflation injuries to children and smaller adult passengers who are not properly positioned. GM also continues to make available air bag on-off switches for customers eligible to request them under the requirements of the National Highway Traffic Safety Administration (NHTSA).
   In 2000, the NHTSA adopted extensive modifications to Federal Motor Vehicle Safety Standard (FMVSS) 208, to require advanced air bags. The amendment entails a substantial increase in the number of crash test configurations and test dummy occupant sizes for which certification compliance performance will be required beginning September 1, 2003. It also adds a large number of static air bag suppression or low risk deployment test requirements. A significant amount of engineering design and development is already underway, with more anticipated.
   For cars and certain light trucks and vans, side structure and interior trim designs continue to be affected by the NHTSA's consumer information dynamic side impact crash test program at elevated impact speeds.
   A new government requirement for vehicle interior impact protection continues to significantly affect upper body structure and interior trim designs of passenger cars and light trucks and vans. The phase-in for this requirement began on September 1, 1998, and will apply to all these vehicles by September 1, 2002.
   NHTSA has proposed changing the existing fuel system crash integrity requirements of FMVSS 301. The potentially significant changes associated with the substantially increased rear impact crash test energy would compel some undetermined redesign, cost, and weight increases for some of GM's vehicles.
   The new FMVSS 225 requirement for universal child restraint anchorages in motor vehicles continues to have mass and cost implications for many near-future GM vehicles. Unless ongoing auto industry actions can convince the NHTSA to modify certain FMVSS 225 test procedures and requirements, these implications will continue to affect many GM vehicles.
   Vehicle parts marking, required by the Anti-Car Theft Act of 1992, currently affects approximately 22 passenger car and 4 light-duty truck plants. Anticipated NHTSA rulemaking likely will expand parts marking to remaining passenger cars and light-duty vehicles currently deemed to be "low theft" vehicles. Approximately 10 additional vehicle lines and 4 additional assembly plants would be affected. This would result in increased vehicle piece and tooling costs for the affected plants.
   The Transportation Recall Enhancement, Accountability and Documentation (TREAD) Act requires certain significant regulatory and consumer information actions by the NHTSA. Some undetermined redesign and cost implications likely will result from these changes. Among other items, beginning in 2002 the NHTSA must:


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Safety Regulations & Consumer Information (concluded)

      .Upgrade tire regulations, and require a vehicle Tire Pressure Monitoring
       (warning) System (TPMS), at an approximate $50 per vehicle variable cost if direct pressure monitoring technology is required.

      .Expand its New Car Assessment Program (NCAP) to implement consumer information programs for vehicle rollover resistance (based on dynamic driving maneuvers), and for child restraints. (Although not required by the TREAD Act, the NHTSA also plans a vehicle stopping distance addition to NCAP.) These additions to this consumer information program likely will result in additional testing and design costs for GM vehicles to assure favorable ratings.

      .Implement extensive early warning defect reporting requirements, including information from foreign countries. This likely will result in an administrative burden increase.

   In 2002, the NHTSA is expected to amend FMVSS 108 to reduce allowable light output from daytime running lamps, and has begun rulemaking to reduce consumer complaints of glare from other exterior front lamps. Considerations include reduced headlamp mounting heights, revised photometric requirements, vehicle-based (as opposed to lamp-based) photometric specifications, headlamp cleaners, automatic lamp leveling, etc. These rulemaking activities could necessitate moderate to extensive redesign of front lighting systems.

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 2001 model year domestic passenger car fleet attained a Corporate Average Fuel Economy
(CAFE) of 28.3 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 2002 model year domestic passenger cars is projected at 28.6 mpg versus the standard of 27.5 mpg.
   For GM's imported passenger cars, 2001 model year CAFE attained 28.4 mpg versus a standard of 27.5 mpg. The CAFE estimate for 2002 model year import passenger cars is 27.7 mpg versus the standard of 27.5 mpg.
   Fuel economy standards for light-duty trucks became effective in 1979. General Motors' light truck CAFE fleet average for the 2001 model year is 20.7 mpg versus a standard of 20.7 mpg. GM's 2002 model year truck CAFE is projected at 21.2 mpg versus a standard of 20.7 mpg.
   GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizeable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance.

End of Life Vehicles
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law by April 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed into service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual local legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GME is currently assessing the impact of this potential legislation on its results of operations and financial position.

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



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Segment Reporting Data

   Operating segment and principal geographic area data for 2001, 2000, and 1999 are summarized in Note 24 to the GM Consolidated Financial Statements in Part II.

                                   * * * * * *

   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has 294 locations operating in 36 states and 148 cities in the United States. Of these, 22 are engaged in the final assembly of GM cars and trucks; 39 are service parts operations responsible for distribution or warehousing; 10 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacturing of automotive components and power products. In addition, the Corporation has 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in 51 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Sweden, Belgium, Spain, China, Thailand, Argentina, Portugal, and Poland.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented in Note 24 to the GM Consolidated Financial Statements in
Part II.

ITEM 3.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 2001, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

     Nine purported class actions are pending in state courts, five in Delaware (Wurzel v. Cornelius, et al., Selden Realty Association, Inc. v. Hughes Electronics Corporation, et al., Weilheimer v. Cornelius, et al., Kopelman v. Cornelius, et al., Lerner v. Cornelius, et al.), three in California (Salamone
v. Hughes Electronics Corporation, et al., Brody v. Hughes Electronics Corporation, et al., Lieberman v. Hughes Electronics Corporation et al.) and one in New York (Krim v. General Motors Corporation, et al.) on behalf of owners of GM Class H shares, against Hughes Electronics Corporation ("Hughes") and the Hughes directors. General Motors Corporation ("GM") is also a defendant in the Delaware cases. The lawsuits allege that The News Corporation Limited had been favored as a bidder to purchase Hughes over EchoStar Communications Corporation ("EchoStar") to benefit GM in violation of alleged fiduciary duties.
Subsequently, an agreement, subject to regulatory approvals, was reached to merge Hughes and EchoStar. The five Delaware cases have been consolidated, two of the California cases have been stayed and plaintiff has requested dismissal of the third. None of the cases has been certified as a class action. GM, Hughes and the Hughes directors intend to vigorously defend these cases.

                                      * * *

      Seven putative nationwide and statewide class actions are pending in state and federal courts alleging that the paint or paint application process used on some GM vehicles was defective due to the omission of a primer surfacer layer. Generally, plaintiffs allege that GM's failure to disclose the alleged paint defect is a fraudulent omission and a violation of various states' consumer protection laws. No determination has been made that any case may proceed as a class action.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

      Christian Amedee and Louis Fuxan v. General Motors Corporation, et al., Civil District Court for the Parish of New Orleans, State of Louisiana filed March 24, 1995, Cherise Miller, et al., v. General Motors Corporation, United States District Court for the Northern District of Illinois, filed on April 8, 1998, and Rose Ann Hayes v. General Motors Corporation et al. filed on May 22, 2001 in the Circuit Court for Madison County Illinois are purported nationwide class actions. Eddie Glorioso v. General Motors Corporation and Scott Arnold v. General Motors Corporation, consolidated in Superior Court for the City and County of San Francisco, California, both filed in July 1998, are purported California statewide class actions. Scott Haverdink v. General Motors Corporation, Court of Common Pleas of Philadelphia County, Pennsylvania, filed on May 16, 1999, is a putative Pennsylvania statewide class action. In Darryl Oshanek v. General Motors Corporation and General Motors of Canada, Limited, Supreme Court of British Columbia, Canada, filed on June 2, 1999, a putative class action on behalf of residents of British Columbia, on January 5, 2001, General Motors Corporation was dismissed as a defendant. Plaintiff has appealed. GM intends to vigorously oppose class certification and defend these cases.

                                      * * *

      On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which GM refers to together in this description as "DIRECTV," in the U.S. District Court for the Central District of California, alleging that DIRECTV breached its DBS Distribution Agreement with the NRTC. The DBS Distribution Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to DIRECTV(R) programming delivered over 27 of the 32 frequencies at the 101(degree) west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by United States Satellite Broadcasting Company, Inc. ("USSB") over the other five frequencies at 101(degree), and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB(R) programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101(degree). The NRTC also pleads, in the alternative, the right to distribute former USSB programming on a non-exclusive basis, but stipulated to dismiss this claim without prejudice on August 25, 2000. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

      On August 26, 1999, the NRTC filed a second lawsuit in the U.S. District Court for the Central District of California against DIRECTV alleging that DIRECTV has breached the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the Court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims or this claim. On June 21, 2001, the Court permitted the NRTC to amend the action to also seek an exclusive right to distribute in its territories, and to retain revenues from, "Advanced Services," which the NRTC defines to include services such as Wink, TiVo, Ultimate TV and AOL-TV. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC has contractual rights.

      Pegasus Satellite Television, Inc. ("Pegasus") and Golden Sky Systems, Inc. ("Golden Sky"), the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the U.S. District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also alleged that DIRECTV misused their subscriber information, and interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' dealers. On October 19, 2000, Golden Sky agreed to dismiss its equipment-related claims with prejudice. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs' business relationships and will vigorously defend the lawsuit. DIRECTV filed a counterclaim on March 9, 2001, seeking judicial declarations that the contracts between Pegasus and the NRTC, and Golden Sky and the NRTC, do not include rights of first refusal and will terminate when the DIRECTV-1 satellite is removed from orbit. On June 21, 2001, the Court permitted Pegasus and Golden Sky to amend their complaint to seek an exclusive right, also derivative from the NRTC's claimed right, to distribute in their territories, and to retain revenues from, the "Advanced

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

Services." DIRECTV denies that Pegasus and Golden Sky are entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, Pegasus and Golden Sky, have contractual rights.

      A class action suit was filed in the U.S District Court for the Central District of California against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The Court certified a class on December 29, 2000. The class asserted claims identical to the claims that were asserted by Pegasus and Golden Sky in their lawsuit against DIRECTV, described in the preceding paragraph. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice. DIRECTV filed counterclaims against the class identical to those filed against Pegasus and Golden Sky as described above. On June 21, 2001, the class was also permitted to amend its complaint to seek an exclusive right, derivative from the NRTC's claimed right, to distribute in their territories, and to retain revenues from, the "Advanced Services." DIRECTV denies that the class is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, the class, have contractual rights.

      On February 1, 2001, the NRTC filed a third lawsuit in the U.S. District Court for the Central District of California against DIRECTV, seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for the Pegasus and Golden Sky and class action lawsuits. The NRTC has been paying and continues to pay DIRECTV's legal fees in those matters under protest. DIRECTV filed a counterclaim on February 21, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV.

      On September 19, 2001, the NRTC filed a fourth lawsuit against DIRECTV in the U.S. District Court of the Central District of California, seeking a declaration from the Court that the NRTC is not required to defend and indemnify DIRECTV for the Pegasus Development Corporation and Personalized Media Communications, LLC ("PMC") v. DIRECTV, et al. lawsuit pending in the U.S. District Court for the District of Delaware. The NRTC has been paying and continues to pay DIRECTV's legal fees in that matter under protest. DIRECTV filed a counterclaim on October 26, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV.

      The U.S. District Court for the Central District of California has consolidated for purposes of discovery each of the NRTC, Pegasus and Golden Sky and class action lawsuits, but has not determined if the cases will be consolidated for trial. A trial date in December 2002 has been set in the first NRTC case. An amount of loss, if any, cannot be estimated at this time in the NRTC, Pegasus and class action litigation.

                                      * * *

      General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133 million. The trial judge issued an order granting GECC $49 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $182 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted.

                                      * * *



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

      There had been a pending grand jury investigation into whether Hughes should be accused of criminal violations of United States export control laws arising out of the participation of two of its employees on a committee formed to review the findings of Chinese engineers regarding the failure of a Long March rocket in China in 1996. On January 7, 2002, the U.S. Department of Justice advised Hughes that it would not prosecute Hughes or any of its current or former employees in connection with the activities of the committee or any other matters that were under investigation by the Grand Jury. As a result, Hughes is no longer at risk of criminal prosecution for any of these matters. However, Hughes remains subject to the authority of the U.S. State Department to impose sanctions for non-criminal violations of the Arms Export Control Act. The possible civil sanctions could include fines as well as debarment from various export privileges and participating in government contracts. On October 6, 2000, Hughes completed the sale of its satellite systems manufacturing businesses ("Satellite Businesses") to The Boeing Company ("Boeing"). In that transaction, Hughes retained liability for certain possible fines and penalties and the financial consequences of debarment related to the business now owned by Boeing should the State Department impose such sanctions against the Satellite Businesses. Hughes does not expect sanctions imposed by the State Department, if any, to have a material adverse effect on Hughes.

                                      * * *

      On September 7, 2000, a putative class action was commenced against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co., Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in the U.S. District Court in Los Angeles. The named plaintiffs purport to represent a class of all consumers who purchased DIRECTV equipment and services at any time from March 1996 to September 1, 2000. The plaintiffs allege that the defendants have violated federal and California antitrust statutes by entering into agreements to exclude competition and force retailers to boycott competitors' products and services. The plaintiffs seek declaratory and injunctive relief, as well as unspecified damages, including treble damages. DIRECTV believes that the complaint is without merit and intends to vigorously defend against the allegations raised therein. DIRECTV successfully stayed the case pending resolution of relevant issues in the antitrust suit brought by EchoStar as described below. Since the EchoStar case was dismissed, the stay of this lawsuit was lifted. DIRECTV's motion to compel arbitration pursuant to the DIRECTV customer agreement is now pending before the court. An amount of loss, if any, cannot be estimated at this time.

                                      * * *

      In April 2001, Robert Garcia, doing business as Direct Satellite TV, a DIRECTV dealer, instituted arbitration proceedings with DIRECTV with the American Arbitration Association in Los Angeles, California regarding his commissions and certain chargeback disputes. The parties have been proceeding with the arbitration, though no hearing date has been set. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV and Hughes in Los Angeles Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV and Hughes do not believe that the court has jurisdiction to order or oversee the class-wide arbitration, and will move to dismiss the complaint. DIRECTV and Hughes will vigorously defend against these allegations and seek to enforce the arbitration agreement. An amount of loss, if any, cannot be estimated at this time.

                                      * * *

      On May 18, 2001, in Oklahoma State Court, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV and Hughes. All four plaintiffs are DIRECTV dealers (three residential and one commercial), who allege claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. The plaintiffs seek unspecified damages and injunctive relief. They claim to be bringing the complaint on behalf of all DIRECTV dealers, including former PRIMESTAR and USSB dealers. On August 17, 2001, DIRECTV and Hughes successfully stayed the case and the court ordered the individual plaintiffs to pursue their claims in arbitration pursuant to the arbitration clause in each of the dealer's contracts with DIRECTV. None of the plaintiffs has yet instituted arbitration proceedings.

                                      * * *




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

      On December 5, 2000, PMC and Pegasus Development Corporation filed suit in U.S. District Court for the District of Delaware against DIRECTV, Hughes, Thomson Consumer Electronics, Inc. and Philips Electronics North American Corporation, alleging infringement of seven U.S. patents. Based in part on the successful defense by Hughes against an earlier action brought by PMC on one of the subject patents, Hughes expects that strong defenses of invalidity and non-infringement exist, in addition to numerous other defenses including license, laches and estoppel, and patent misuse. Hughes answered the complaint on January 21, 2001 raising these defenses and related counterclaims and intends to vigorously defend the lawsuit and pursue counterclaims against Pegasus Development Corporation and PMC.

                                      * * *

      Following the discontinuation of DIRECTV Japan's operations in September 2000, Global Japan, Inc. ("Global") commenced an action in the New York Supreme Court on October 5, 2000 against Hughes Electronics, DIRECTV Japan Management Company, Inc., DIRECTV International, Inc., DIRECTV, Inc., and the Hughes-appointed directors of DIRECTV Japan for alleged breach of contract and fiduciary duty, fraudulent conveyance and tortious interference in connection with the termination of two direct broadcast satellite distribution agreements between Global and DIRECTV Japan. Global seeks, among other things, damages of approximately $100 million. Hughes contends that Global is entitled to $2 million as its sole and exclusive remedy under the termination provisions of the distribution agreements and intends to vigorously defend against the allegations raised.

                                      * * *

      Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. The U.S. Court of Federal Claims granted HCGI's motion for summary judgment on the issue of liability on November 30, 1995. A trial was held on May 1, 1998 on the issue of damages. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million. On November 13, 2001, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court decision. On December 26, 2001, Hughes filed a Combined Petition for Panel Rehearing and Rehearing en Banc, seeking to increase the award, which was denied in January of 2002. Both parties have until April 25, 2002 to seek Supreme Court Review. As a result of the uncertainty regarding the outcome of this matter, no amount has been recorded in the consolidated financial statements to reflect the award.

                                      * * *
      DIRECTV filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky (referred to together as "Defendants") to recover monies (currently approximately $60 million) that Defendants owe DIRECTV under the parties' Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants' territory. Defendants had ceased making payments altogether, and indicated that it did not intend to make any further payments due under the Agreement. On July 13, 2001, Defendants sent notice of termination of the Agreement and on July 16, 2001, Defendants answered DIRECTV's complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. The latter three counts duplicate claims already asserted by Defendants in the above-referenced federal court litigation. Defendants seek an unstated amount of damages and punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants' cross claims. Defendants removed the action to federal district court, Central District of Los Angeles, where it has been transferred to the judge hearing the other, above-referenced litigation, and consolidated therewith for purposes of discovery.

                                      * * *






                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (concluded)

      In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing, the stock purchase agreement provides for potential adjustment to the purchase price based upon the value of the final closing net assets of the satellite systems manufacturing businesses. The stock purchase agreement also provides for an arbitration process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing net assets of the satellite systems manufacturing businesses derived from the closing date financial statements that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest from the date of sale, the total amount of which has been provided for in GM's financial statements. However, Boeing has submitted additional proposed adjustments totaling about $750 million, which remain unresolved. Hughes believes that these additional proposed adjustments are without merit and intends to vigorously contest the matter in the arbitration process which will result in a binding decision unless the matter is otherwise settled. Although GM believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time.

                                      * * *

(b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 2001, or subsequent thereto, but before the filing of this report are summarized below:

      EchoStar and others commenced an action in the U.S. District Court in Colorado on February 1, 2000 against DIRECTV, Hughes Network Systems ("HNS") and Thomson Consumer Electronics, Inc. seeking, among other things, injunctive relief and unspecified damages, including treble damages, in connection with allegations that the defendants have entered into agreements with retailers and program providers and engaged in other conduct that violates the antitrust laws and constitutes unfair competition. Following the announcement of the proposed merger with EchoStar, this lawsuit was dismissed in its entirety with prejudice in early November 2001.

                                      * * *

      In October 2001, Hughes reached a settlement with Raytheon on a purchase price adjustment related to the 1997 spin-off of Hughes' defense electronics business and the subsequent merger of that business with Raytheon. Under the terms of the settlement, Hughes agreed to reimburse Raytheon $636 million of the original $9.5 billion purchase price. Hughes paid $500 million of the settlement amount in October 2001 and the remainder was paid subsequent to December 31, 2001.

                                * * * * * * * * *





                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant at February 28, 2002 and their positions and offices with the Registrant on that date are as follows:

Name and (Age)                             Positions and Offices
--------------                      -----------------------------------------

John F. Smith, Jr. (63)             Chairman of the Board; Member,
                                       Investment Funds Committee

G. Richard Wagoner, Jr. (49)        President and Chief Executive Officer

John M. Devine (57)                 Vice Chairman and Chief Financial Officer

Robert A. Lutz (70)                 Vice Chairman of Product Development and
                                       Chairman of GM North America

John D. Finnegan (53)               Executive Vice President; President, GMAC

Thomas A. Gottschalk (59)           Executive Vice President, Law and
                                       Public Policy


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

   Mr. Robert A. Lutz was named Vice Chairman of Product Development of General Motors Corporation, effective September 1, 2001. He was named Chairman of GM North America on November 13, 2001. He is a member of the Automotive Strategy Board and the North American Strategy Board. Mr. Lutz was Chairman and Chief Executive Officer of Exide Technologies, immediately prior to his GM appointment. He retains the Chairman position. He also has held a number of executive positions with Ford Motor Company until 1986 and the former Chrysler Corporation from which he retired in 1998.

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

   Mr. Thomas A. Gottschalk has been associated with General Motors since 1994. He previously held the position of senior vice president and general counsel. He was elected to the position of Executive Vice President of General Motors with primary responsibility for Law and Public Policy on May 25, 2001. He retains the general counsel responsibility in his current position and is also responsible for the Office of the Secretary. He is a member of the Automotive Strategy Board and is the global process leader for Law and Public Policy. Prior to General Motors, he was a partner and member of the management committee of the law firm of Kirkland and Ellis in Washington, D.C.









                                    PART II
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     General Motors' (GM's) common stocks are listed on the stock exchanges specified on the cover page of this Form 10-K under the trading symbols "GM" and "GMH". GM's Dividend Policy is described in the Management's Discussion and Analysis (MD&A) in Part II. As of December 31, 2001, there were 444,739 holders of record of GM $1-2/3 par value common stock and 185,553 holders of record of GM Class H common stock. As of December 31, 2000, there were 464,399 holders of record of GM $1-2/3 par value common stock and 192,813 holders of record of GM Class H common stock. The following table sets forth the high and low sale prices of GM's common stocks as reported on the Composite Tape and the quarterly dividends declared for the last two years.

                                                     2001 Quarters
                                        ----------------------------------------
                                         1st         2nd         3rd       4th
                                        -----       -----       -----     ------
Cash dividends per share of
   common stocks
    $1-2/3 par value                   $0.50        $0.50       $0.50     $0.50
    Class H                              $-           $-          $-        $-

Price range of common stocks
  $1-2/3 par value (1): High          $59.48       $64.89      $67.80    $53.22
                        Low           $50.25       $50.20      $39.17    $40.52
  Class H (1):          High          $28.00       $25.09      $21.65    $15.80
                        Low           $17.90       $17.50      $11.50    $12.12


                                                     2000 Quarters
                                        ----------------------------------------
                                         1st         2nd         3rd       4th
                                        -----       -----       -----     -----
Cash dividends per share of
   common stocks
    $1-2/3 par value                   $0.50        $0.50       $0.50     $0.50
    Class H                              $-           $-          $-        $-

Price range of common stocks
  $1-2/3 par value (1): High          $88.13       $94.63      $76.63    $68.25
                        Low           $70.75       $57.25      $56.94    $48.44
  Class H (1)(2):       High          $47.00       $41.58      $37.61    $38.00
                        Low           $30.50       $27.33      $24.63    $21.33





(1) The principal market is the New York Stock Exchange, and prices are based on the Composite Tape. GM $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange.
(2) The stock prices have been adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data (Unaudited)

                                             Years Ended December 31
                                 -----------------------------------------------
                                  2001        2000     1999      1998     1997
                                  ----        ----     ----      ----     ----
                                 (dollars in millions except per share amounts)

Total net sales and revenues  $177,260    $184,632 $176,558  $155,445 $172,580
                               =======     =======  =======   =======  =======

Income from continuing
  operations                      $601      $4,452   $5,576    $3,049   $6,483
Income (loss) from
  discontinued operations            -           -      426       (93)     215
                                   ---       -----    -----     -----    -----
  Net income                      $601      $4,452   $6,002    $2,956   $6,698
                                   ===       =====    =====     =====    =====

$1-2/3 par value common stock
  Basic earnings per share (EPS)
    from continuing operations   $1.78       $6.80    $8.70     $4.40    $8.52
  Basic earnings (losses)
    per share from
    discontinued operations       $  -        $  -    $0.66    $(0.14)   $0.18
  Diluted EPS from continuing
    operations                   $1.77       $6.68    $8.53     $4.32    $8.45
  Diluted earnings (losses)
    per share from
    discontinued operations       $  -        $  -    $0.65    $(0.14)   $0.17
  Cash dividends declared
    per share                    $2.00       $2.00    $2.00     $2.00    $2.00

Class H common stock (1) (3)
  Basic EPS from continuing
    operations                    $  -        $  -     $  -      $  -    $0.77
  Basic EPS from discontinued
    operations                    $  -        $  -     $  -      $  -    $0.29
  Diluted EPS from continuing
    operations                    $  -        $  -     $  -      $  -    $0.77
  Diluted EPS from discontinued
    operations                    $  -        $  -     $  -      $  -    $0.29
  Cash dividends declared
    per share                     $  -        $  -     $  -      $  -    $0.33

Class H common stock (1) (4)
  Basic earnings (losses)
    per share from
    continuing operations       $(0.55)      $0.56   $(0.26)    $0.23    $0.01
  Diluted earnings (losses)
    per share from
    continuing operations       $(0.55)      $0.55   $(0.26)    $0.23    $0.01
  Cash dividends declared
    per share                      $ -        $  -     $  -      $  -     $  -

Total assets                  $323,969    $303,100 $274,730  $246,688 $221,767
Long-term debt (2)             $10,726      $7,410   $7,415    $7,118   $5,669
GM-obligated mandatorily
  redeemable preferred
  securities of subsidiary
  trusts                          $  -        $139     $218      $220     $222
Stockholders' equity           $19,707     $30,175  $20,644   $15,052  $17,584

Reference should be made to the notes to GM's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.
(2) Automotive, Communications Services, and Other Operations only.
(3) Prior to its recapitalization on December 17, 1997.
(4) Subsequent to its recapitalization on December 17, 1997.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 2001, included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 2001, and related Hughes Annual Report on Form 10-K filed separately with the Securities and Exchange Commission (SEC); and the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 2001, filed separately with the SEC. All earnings per share amounts included in the MD&A are reported as diluted.

   GM presents separate financial information for the following businesses:
Automotive, Communications Services, and Other Operations (ACO) and Financing and Insurance Operations.
   GM's reportable operating segments within ACO business consist of:

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

   GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other Financing, which includes financing entities operating in the U.S., Canada, Brazil, and Mexico that are not associated with GMAC.

   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the ACO segment. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   For the year ended December 31, 2001, income from continuing operations for the Corporation was $601 million, or $1.77 per share of GM $1-2/3 par value common stock, compared with $4.5 billion and $5.6 billion, or $6.68 and $8.53 per share of GM $1-2/3 par value common stock, for 2000 and 1999, respectively. Income from continuing operations includes the special items on an after-tax basis outlined below:

List of Special Items - After Tax
(dollars in millions)
                                                                    Total                                       Other
                                      GMNA    GME   GMLAAM   GMAP    GMA    Hughes  Other  Total ACO   GMAC   Financing  Total GM
                                     ------  -----  ------  ------  -----   ------  -----  ---------  ------  ---------  --------
For Year Ended December 31, 2001

Reported Net Income (Loss)           $1,270  $(765)  $(81)   $(57)   $367   $(618)  $(916)  $(1,167)  $1,786    $(18)      $601
  Ste. Therese Charge (A)               194      -      -       -     194       -       -       194        -       -        194
  Raytheon Settlement (B)                 -      -      -       -       -       -     474       474        -       -        474
  Gain on Sale of Thomson (C)             -      -      -       -       -     (67)      -       (67)       -       -        (67)
  SkyPerfecTV! Writedown (D)              -      -      -       -       -     133       -       133        -       -        133
  Severance Charge (E)                    -      -      -       -       -      40       -        40        -       -         40
  DIRECTV Japan Adjustment (F)            -      -      -       -       -     (21)      -       (21)       -       -        (21)
  Isuzu Restructuring (G)                 -      -      -     133     133       -       -       133        -       -        133
  SFAS 133 Adjustment (H)                14     (2)     1       1      14       8       -        22      (34)      -        (12)
                                      -----   ----    ---    ----     ---   -----  ------      ----    -----      --      -----
Adjusted Income (Loss)               $1,478  $(767)  $(80)    $77    $708   $(525)  $(442)    $(259)  $1,752    $(18)    $1,475
                                      =====    ===     ==      ==     ===     ===     ===       ===    =====      ==      =====


For Year Ended December 31, 2000

Reported Net Income (Loss)           $3,174  $(676)   $26   $(233) $2,291    $829   $(281)   $2,839   $1,602     $11     $4,452
  Phase-out of Oldsmobile Charge (I)    939      -      -       -     939       -       -       939        -       -        939
  Postemployment Benefits Charge (J)    294      -      -       -     294       -       -       294        -       -        294
  Capacity Reduction Adjustment (K)       -    419      -       -     419       -       -       419        -       -        419
  Satellite Businesses Gain (L)           -      -      -       -       -  (1,132)      -    (1,132)       -       -     (1,132)
                                      -----    ---     --     ---   -----   -----     ---     -----    -----      --      -----
Adjusted Income (Loss)               $4,407  $(257)   $26   $(233) $3,943   $(303)  $(281)   $3,359   $1,602     $11     $4,972
                                      =====    ===     ==     ===   =====   =====     ===     =====    =====      ==      =====


For Year Ended December 31, 1999

Reported Net Income (Loss)           $4,857   $423  $(81)   $(218) $4,981   $(270)  $(669)   $4,042   $1,527      $7     $5,576
  Postemployment Benefits
    Adjustment (M)                     (553)     -      -       -    (553)      -       -      (553)       -       -       (553)
  Hourly Retiree Benefits Charge (N)    257      -      -       -     257       -     151       408        -       -        408
  Termination Benefits Charge (O)        39      -      -       -      39       -      35        74       16       -         90
  Wireless Business Charge (P)            -      -      -       -       -     165       -       165        -       -        165
                                      -----    ---     --     ---   -----     ---     ---     -----    -----      --      -----
Adjusted Income (Loss)               $4,600   $423   $(81)  $(218) $4,724   $(105)  $(483)   $4,136   $1,543      $7     $5,686
                                      =====    ===     ==     ===   =====     ===     ===     =====    =====      ==      =====

See footnotes on next page for further discussion of these items.


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Footnotes:
---------

   A) The Ste. Therese Charge relates to asset impairments and postemployment costs for termination and other postemployment benefits associated with the announcement of the closing of the Ste. Therese, Quebec assembly plant.
   B) The Raytheon Settlement relates to Hughes' settlement with the Raytheon Company on a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense.
   C) The Gain on Sale of Thomson relates to Hughes' sale of 4.1 million shares of Thomson Multimedia common stock.
   D) The SkyPerfecTV! Writedown relates to Hughes' non-cash charge from the revaluation of its investment.
   E) The Severance Charge relates to Hughes' 10% company-wide workforce reduction in the U.S.
   F) The DIRECTV Japan Adjustment relates to a favorable adjustment to the expected costs associated with the shutdown of Hughes' DIRECTV Japan business.
   G) The Isuzu Restructuring charges include GM's portion of severance payments and asset impairments that were part of the restructuring of its affiliate Isuzu Motors Ltd.

   H) The SFAS 133 Adjustment represents the net impact during the first quarter of 2001 from the initial adoption of SFAS No. 133, "Accounting for Derivatives and Hedging Activities."

   I) The Phase-out of Oldsmobile Charge relates to the costs associated with GM's decision to phase-out the Oldsmobile division as the current model lineup product lifecycles come to an end, or when the models are no longer economically viable.
   J) The Postemployment Benefits Charge relates to postemployment costs for termination and other postemployment benefits associated with four North American manufacturing facilities slated for conversion and capacity reduction (Oklahoma City, Oklahoma; Delta Engine, Lansing, Michigan; Spring Hill, Tennessee; and Wilmington, Delaware).
   K) The Capacity Reduction Adjustment relates to costs associated with the reduction in production capacity, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the U.K.
   L) The Satellite Businesses Gain relates to the sale of Hughes' satellite systems manufacturing businesses to The Boeing Company.
   M) The Postemployment Benefits Adjustment relates to the reversal of a liability for benefits payable to excess U.S. hourly employees.
   N) The Hourly Retiree Benefits Charge relates to the benefit increase granted to hourly retirees in connection with the 1999 UAW agreement.
   O) The Termination Benefits Charge relates to a U.S. salaried early retirement program. Approximately 1,700 people (100 executives) elected participation in this program.
   P) The Wireless Business Charge relates to Hughes' decision to discontinue certain of its wireless manufacturing operations at Hughes Network Systems.




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks - GMA


                                                      Years Ended December 31,
                           --------------------------------------------------------------------------------
                                     2001                       2000                       1999
                           -------------------------  -------------------------  --------------------------
                                              GM as                      GM as                       GM as
                                             a % of                     a % of                      a % of
                           Industry   GM    Industry  Industry   GM    Industry  Industry   GM     Industry
                           --------  -----  --------  --------  -----  --------  --------  ------  --------
                                                        (units in thousands)
United States
  Cars                       8,455   2,272    26.9%    8,857    2,532    28.6%     8,700   2,591     29.8%
  Trucks                     9,020   2,632    29.2%    8,957    2,421    27.0%     8,718   2,426     27.8%
                           -------   -----             -----    -----              -----   -----
  Total United States       17,475   4,904    28.1%   17,814    4,953    27.8%    17,418   5,017     28.8%
Canada, Mexico, and Other    2,775     686    24.7%    2,781      707    25.4%     2,525     666     26.4%
                            ------   -----            ------    -----             ------   -----
  Total GMNA                20,250   5,590    27.6%   20,595    5,660    27.5%    19,943   5,683     28.5%
  GME                       19,632   1,801     9.2%   20,158    1,856     9.2%    20,252   1,974      9.7%
  GMLAAM                     3,861     663    17.2%    3,664      605    16.5%     3,342     539     16.1%
  GMAP                      12,884     506     3.9%   12,880      476     3.7%    11,975     455      3.8%
                            ------   -----            ------    -----             ------   -----
Total Worldwide             56,627   8,560    15.1%   57,297    8,597    15.0%    55,512   8,651     15.6%


Wholesale Sales
                                   Years Ended December 31,
                              -----------------------------------
                               2001           2000           1999
                              -----          -----          -----
                                     (units in thousands)
GMNA
  Cars                        2,441          2,933          2,992
  Trucks                      2,746          2,842          2,882
                              -----          -----          -----
    Total GMNA                5,187          5,775          5,874
                              -----          -----          -----
GME
  Cars                        1,666          1,744          1,824
  Trucks                         94            135            144
                              -----          -----          -----
    Total GME                 1,760          1,879          1,968
                              -----          -----          -----
GMLAAM
  Cars                          463            438            350
  Trucks                        203            196            173
                                ---            ---            ---
    Total GMLAAM                666            634            523
                                ---            ---            ---
GMAP
  Cars                          202            175            162
  Trucks                        258            283            259
                                ---            ---            ---
    Total GMAP                  460            458            421
                                ---            ---            ---

Total Worldwide               8,073          8,746          8,786
                              =====          =====          =====

GMA Financial Review

   GMA's income and margin adjusted to exclude special items (adjusted income and margin) was $708 million and 0.5% for 2001, $3.9 billion and 2.7% for 2000, and $4.7 billion and 3.2% for 1999. The decrease in 2001 adjusted income and margin, compared with 2000, was primarily due to a decrease in wholesale sales volume and pricing pressures in North America and Europe. These unfavorable conditions were partially offset by cost structure improvements, also primarily in North America and Europe. The decrease in 2000 adjusted income and margin, compared with 1999, was primarily due to an increase in spending for product development activities, pricing pressures in North America and Europe, a decrease in wholesale sales volume, and unfavorable product mix, primarily in Europe. These unfavorable conditions were partially offset by cost structure improvements, primarily in North America.
   GMA's total net sales and revenues adjusted to exclude special items (adjusted total net sales and revenues) were $140.7 billion, $148.1 billion, and $146.1 billion for 2001, 2000, and 1999, respectively. The decrease in 2001 adjusted total net sales and revenues, compared with 2000, was largely due to lower wholesale volumes and unfavorable net price in North America and Europe. Net price comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle over the price paid in the previous year's period. The increase in 2000 adjusted total net sales and revenues, compared with 1999, was largely due to growth initiatives, including OnStar and Service Parts Operations, which were partially offset by lower wholesale volumes and unfavorable net price in North America and Europe.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   GMNA's adjusted income was $1.5 billion, $4.4 billion, and $4.6 billion for 2001, 2000, and 1999, respectively. The decrease in 2001 adjusted income from 2000 was primarily due to unfavorable net price of (1.3)% year-over-year and lower wholesale sales volumes. The decrease was partially offset by favorable product mix and improvements in manufacturing costs due to performance efficiencies, material cost savings, and engineering productivity. The decrease in 2000 adjusted income from 1999 was primarily due to unfavorable net price of (0.7)% year-over-year and lower wholesale sales volumes. The decrease was partially offset by improvements in manufacturing costs due to performance efficiencies and material cost savings.
    GME's adjusted loss was $767 million for 2001, compared with an adjusted loss of $257 million and adjusted income of $423 million for 2000 and 1999, respectively. The increase in GME's 2001 adjusted loss from 2000 was due to a continued shift in sales mix from larger, more profitable vehicles to smaller, less profitable entries, as well as a decrease in wholesale sales volume and continued competitive pricing pressures. These decreases were partially offset by improved material and structural cost performance. The decrease in GME's 2000 adjusted income from 1999 was due to the weakening of the European industry, unfavorable sales mix, an increase in competitive pricing pressure, and a decrease in wholesale sales volume which was further impacted by the reduced availability of the new Corsa during the launch period.
   GMLAAM's adjusted loss was $80 million for 2001, compared with adjusted income of $26 million and an adjusted loss of $81 million for 2000 and 1999, respectively. The decrease in 2001 adjusted earnings, compared with 2000, was primarily due to material cost increases reflecting supplier cost pressures, manufacturing cost increases, and the devaluation of the currency in Argentina. These decreases were partially offset by nominal price increases and an increase in wholesale sales volumes. The increase in 2000 adjusted income, compared with 1999, was primarily due to nominal price increases and an increase in wholesale sales volumes. This was partially offset by an increase in manufacturing costs and material costs.
   GMAP's adjusted income was $77 million for 2001 compared with adjusted losses of $233 million and $218 million for 2000 and 1999, respectively. The increase in 2001 adjusted earnings, compared with 2000, was primarily due to GMAP's suspension of recording its share of Isuzu's losses. GM reduced its investment balance in Isuzu to zero in the second quarter of 2001 and GM does not intend to invest any additional capital in Isuzu or guarantee any obligation of Isuzu. In addition, there were equity income improvements from several joint ventures in the region, as well as slightly favorable price increases and increased wholesale sales volume. Increased adjusted losses for 2000 compared with 1999 were primarily due to increased equity losses at Isuzu which were partially offset by increased wholesale sales volumes.
   GMA's effective income tax rate on an adjusted basis was 28.7%, 30.9%, and 31.7% for 2001, 2000, and 1999, respectively. GMA's effective income tax rate on a reported basis was 25.1%, 26.6%, and 32.0% for 2001, 2000, and 1999, respectively.

Hughes Financial Review

   Total adjusted net sales and revenues were $8.3 billion, $8.7 billion, and $7.6 billion for 2001, 2000, and 1999, respectively. The decrease in adjusted net sales and revenues in 2001, compared with 2000, was due to decreased revenues at PanAmSat Corporation (PanAmSat) and Hughes Network Systems (HNS), and as a result of the sale of the satellite systems manufacturing businesses to The Boeing Company on October 6, 2000. The decrease in adjusted net sales and revenues at PanAmSat was primarily due to a decline of new outright sales and sales-type lease transactions executed during 2001 compared to 2000. The decrease in adjusted net sales and revenues at HNS was primarily due to decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000. These decreases were partially offset by an increase in adjusted net sales and revenues at the Direct-To-Home businesses that resulted from the addition of approximately 1.5 million net new subscribers in the United States and Latin America since December 31, 2000. The increase in adjusted net sales and revenues in 2000 compared with 1999 resulted from growth in the DIRECTV businesses from the addition of more than 2.3 million net new subscribers in the United States and Latin America from December 31, 1999 to December 31, 2000. PanAmSat also contributed to the increase in adjusted net sales and revenues primarily due to increased revenues from outright sales and sales-type lease transactions executed during 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Hughes' adjusted losses were $525 million, $303 million, and $105 million for 2001, 2000, and 1999, respectively. The increase in 2001 adjusted loss, compared with 2000, was primarily due to lower profits in 2001 from sales and sales-type lease transactions and higher operating costs at PanAmSat, increased costs associated with the rollout of new DIRECWAY services, lower profits resulting from decreased shipments of DIRECTV receiving equipment at HNS, the added cost of DIRECTV Broadband, and increased depreciation and amortization expense due to various acquisitions in 2001 and capital expenditures for satellites and property. The increase in 2000 adjusted loss, compared with 1999, was primarily due to higher marketing costs at the Direct-To-Home businesses, increased depreciation and amortization expense due to 1999 acquisitions and additions to satellites and property, as well as increased interest expense as a result of increased average outstanding borrowings throughout the year.

GMAC Financial Review

     GMAC's adjusted income was $1.8 billion, $1.6 billion, and $1.5 billion for 2001, 2000, and 1999, respectively. Income from automotive and other financing operations totaled $1.3 billion, $1.1 billion, and $1.1 billion in 2001, 2000, and 1999, respectively. The increase in adjusted income in 2001, compared with 2000, was primarily due to lower market interest rates and increased asset levels. These increases were partially offset by weakness in off-lease residual values, higher credit losses, and wider borrowing spreads that occurred in the wake of negative rating agency actions. In 2000, compared to 1999, increased financing volumes and asset levels were offset by the negative impact from the higher level of market interest rates. Income from insurance operations totaled $200 million, $220 million, and $210 million in 2001, 2000, and 1999, respectively. The decrease in income in 2001, compared with 2000, was primarily due to a reduction in capital gains reflecting the general weakness in the equity markets. This decrease was partially offset by improved underwriting results. The increase in income in 2000, compared with 1999, was primarily due to improved operating results, higher investment income, and capital gains. Income from mortgage operations totaled $331 million, $327 million, and $260 million in 2001, 2000, and 1999, respectively. The increase in income in 2001, compared with 2000, was primarily due to strong origination volumes and securitizations which kept pace with the large run-off of home mortgages that occurred during periods of high refinancing activity. Revenue growth during 2001 associated with strong residential loan originations, increases in the servicing portfolio, and realized gains on the sale and securitization of mortgage loans, were largely offset by impairment charges recorded on mortgage servicing rights due to higher mortgage prepayment experience. Pre-tax gains on securitizations of mortgage loans were $1.0 billion, 37.6% and 65.0% higher than the gains in 2000 and 1999, respectively. The strong year-over-year performance in 2000, compared with 1999, reflects the benefit of strong international growth, lower cost of servicing, and increased mortgage originations during the second half of 2000.
     Automotive and other financing revenue totaled $15.1 billion in 2001, compared with $15.5 billion and $13.8 billion for 2000 and 1999, respectively. The decrease in revenue in 2001 was primarily due to a decline in asset earning rates during 2001, operating lease assets, and wholesale receivables, which were partially offset by an increase in retail receivables. The increase in 2000, compared with 1999, was mainly due to higher average retail, wholesale, and commercial and other loan receivable balances. Net premiums earned from insurance operations totaled $2.0 billion, $1.9 billion, and $1.8 billion in
2001, 2000, and 1999, respectively. The increase in 2001, compared with 2000, was primarily due to expanding customer relationships in assumed reinsurance business and strong volume in dealer vehicle inventory insurance. The increase in 2000, compared with 1999, was due to premium growth across all business lines. Mortgage revenue totaled $5.3 billion, $3.9 billion, and $3.0 billion in 2001, 2000, and 1999, respectively. The increase in revenue in 2001, compared with 2000 and 1999, was primarily attributed to stronger lending volumes, loan originations, securitizations, and an increase in the servicing portfolio reflecting significant refinancing activity prompted by the decline in interest rates observed throughout most of 2001. Other income, including gains and fees related to sold finance receivables, totaled $3.0 billion, $2.4 billion, and $1.7 billion in 2001, 2000, and 1999, respectively. The increase in 2001, compared with 2000, was primarily the result of increased income from increased securitization levels of retail and wholesale receivables. Additionally, interest income increased due to the increase in cash and cash equivalents in 2001. The increase in 2000, compared to 1999, was primarily attributable to increases in interest and servicing fees, factoring commissions, and other servicing fees.

                         LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In 2001, GM and GMAC experienced excellent access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. Although downgrades to GM's and GMAC's credit ratings have reduced GM's and GMAC's access to the commercial paper market, the amount of commercial paper available to GM and GMAC remains sufficient to meet the Corporation's capital needs. Moreover, the downgrades have not had a significant adverse effect on GM's and GMAC's ability to issue long-term public debt, to obtain bank debt, or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have excellent access to the capital markets sufficient to meet the Corporation's needs for financial flexibility.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2006. Similarly, GMAC has a $7.4 billion line of credit, committed through June 2002, and an additional $7.4 billion committed through June 2006. GMAC currently plans to seek renewal of the line of credit committed through June 2002.
   On March 6, 2002, GM issued $3.8 billion of convertible debt securities as part of a comprehensive effort to improve the Corporation's financial flexibility. The offering includes $1.2 billion principal amount of 4.5% Series A Convertible Senior Debentures due 2032 and $2.6 billion principal amount of 5.25% Series B Convertible Senior Debentures due 2032. The securities mature in 30 years and are convertible into GM $1-2/3 common stock once specific conditions are satisfied. The proceeds of the offering, combined with other cash generation initiatives, will be used to rebuild GM's liquidity position, reduce its underfunded pension liability, and fund its postretirement health care obligations.


Automotive, Communications Services, and Other Operations

   At December 31, 2001, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $12.2 billion, compared with $13.3 billion at December 31, 2000. The decrease from December 31, 2000 was primarily due to capital expenditures, GM's purchase of an additional 10% equity stake in Suzuki for $493 million, an equity injection into GMAC of $500 million, and an overall decrease in earnings. These items were partially offset by improvements in managed working capital. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $4.9 billion and $6.7 billion at December 31, 2001 and 2000, respectively. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.

   Net liquidity excluding Hughes was $1.0 billion as cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities exceeded loans payable and long term debt at December 31, 2001, a decrease of $2.5 billion from the prior year.

   In order to provide financial flexibility to GM and its suppliers, GM maintains a two-part financing program through General Electric Capital Corporation (GECC) pursuant to a Trade Payables Agreement with GM wherein GECC
(1) purchases GM receivables at a discount from GM suppliers prior to the due date of those receivables, and pays on behalf of GM the amount due on other receivables which have reached their due date (the first part) and (2) from time to time allows GM to defer payment to GECC with respect to all or a portion of receivables which it has purchased or paid on behalf of GM, which deferral lasts generally up to 40 days.

   To the extent GECC can realize favorable economics from transactions arising in the first part of the program, they are shared with GM. Whenever GECC and GM agree that GM will defer payment beyond the normal due date for receivables under the second part of the program, GM becomes obligated to pay interest for the period of such deferral. Outstanding balances of GM receivables held by GECC are classified as accounts payable in GM's financial statements. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB- (GM's current rating is BBB+) with a negative outlook or below BBB-, or a rating by Moody's of Baa3 (GM's current rating is A3) with a negative outlook or below Baa3, the first part of the program would be unavailable to GM and its suppliers. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB or lower, or a rating by Moody's of Baa2 or lower, the second part of the program would be unavailable to GM. The maximum amount permitted under the program is $2 billion. At December 31, 2001, the outstanding balance under the first part of the program amounted to approximately $495 million, and the outstanding balance under the second part of the program was $1.2 billion.

   Long-term debt was $10.7 billion and $7.4 billion at December 31, 2001 and 2000, respectively. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 72.6% and 30.8% at December 31, 2001 and 2000, respectively. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 76.5% and 36.6% at December 31, 2001 and 2000, respectively.

   Beginning January 2004, Fiat S.p.A. (Fiat) has the right to exercise a put option to require GM to purchase 80% of Fiat Auto B.V. (Fiat Auto) at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. As a result of GM's purchase of the initial 20% investment in Fiat Auto for $2.4 billion in the July 2000 transaction, some have suggested a valuation of $9.6 billion for the other 80% of Fiat Auto. However, Exhibit 8.03(a)(iii) to the Master Agreement states that "in determining the Fair Market Value of the Put Shares, the price [$2.4 billion] paid by General Motors for its initial 20% interest in Fiat Auto shall not be considered."

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Until a valuation is actually performed in accordance with provisions of the Master Agreement, the amount that GM may pay for 80% of Fiat Auto is not quantifiable. This is due in large part to the fact that there are many variables that could cause such a determination to rise or fall, including, but not limited to, the operating results and prospects of Fiat Auto, such factors as the timing of any possible exercise of the put, regional and global economic developments and those in the automotive industry, developments specific to the business of Fiat Auto, the resolution of any antitrust issues arising in the context of such a transaction and other legislative developments in the countries in which Fiat Auto and GM conduct their business operations. Fiat Auto has recently announced a major restructuring, including a significant write-off, all of which may be relevant to any prospective valuation of Fiat Auto. Recently, Fiat stated that it expects Fiat Auto to return to profitability by the end of 2002 and that it does not plan to sell Fiat Auto to GM.
   If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period. GM would expect to fund any such payments from normal operating cash flows or financing activities. At this time it cannot be determined what the effects of the exercise of the put would be, if it ever occurs during the next eight years; however, if it is exercised, it could have a material effect on GM at or after the time of exercise.


Financing and Insurance Operations

   At December 31, 2001, GMAC owned assets and serviced automotive receivables totaling $220.1 billion, compared with $185.7 billion at December 31, 2000. Total consolidated assets of GMAC at December 31, 2001 were $192.7 billion, compared with $168.5 billion at December 31, 2000. The increases were primarily due to increases in serviced retail receivables, cash and cash equivalents, mortgages held for sale, other assets, mortgage lending receivables, mortgage loans held for investment, due and deferred from receivable sales, and mortgage servicing rights. These increases were partially offset by decreases in serviced wholesale receivables, operating lease assets, receivables due from ACO, and factored receivables.

   Total automotive and commercial finance receivables serviced by GMAC, including sold receivables, amounted to $130.6 billion and $112.5 billion at December 31, 2001 and 2000, respectively. The year-to-year increase was primarily due to a $24.3 billion increase in serviced retail receivables, which was partially offset by a $5.3 billion decrease in serviced wholesale receivables. Continued increased GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The decrease in serviced wholesale receivables was due to lower dealer inventory levels. Principal balances of active trusts of sold wholesale receivables (including retained subordinated interests) increased $6.2 billion, due to the completion of three sales in 2001. Additionally, outstanding principal balances of sold retail automotive receivables (including retained subordinated interests) increased by $3.5 billion due to the completion of five sales during 2001.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, long-term debt, and asset-backed securitization markets principally through commercial paper, notes, and underwritten transactions.

   As of December 31, 2001, GMAC's total borrowings were $152.0 billion compared with $133.4 billion at December 31, 2000. The higher year-to-year debt balances were principally used to fund increased asset levels. Approximately 84% of this debt represented funding for operations in the United States, and the remaining 16% represented borrowings for operations in Canada (7%), the United Kingdom (3%), Germany (2%), and other countries (4%). GMAC's 2001 year-end ratio of total debt to total stockholder's equity was 9.4:1 compared to 9.5:1 at December 31, 2000. Total short-term debt outstanding at December 31, 2001 amounted to $36.2 billion compared with $56.9 billion at year-end 2000.

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet special purpose entities ("SPEs") where the economics and sound business principles warrant their use. GM's principal use of SPEs occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GM's wholly-owned subsidiary GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist of trade receivables. GM and GMAC use SPEs in a manner consistent with conventional practices in the securitization industry, the purpose of which is to isolate the receivables for the benefit of securitization investors. The use of SPEs enables GM and GMAC to access the highly liquid and efficient markets for the sale of these types of financial assets when they are packaged in securitized forms.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   GM leases real estate and equipment from various SPEs which have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. All of the SPEs established to facilitate property leases to GM are owned by institutions which are truly independent of, and not affiliated with, GM. These institutions maintain substantial equity investments in their SPEs. No officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such SPEs.
   Assets in SPEs were as follows (dollars in millions):


                                                                December 31,
                                                           ------------------
                                                            2001        2000
                                                           ------      ------
Automotive, Communications Services, and Other Operations

Assets leased under operating leases                       $2,412      $1,729
Trade receivables sold                                        868         897
                                                            -----      ------
    Total                                                  $3,280      $2,626
                                                            =====       =====

Financing and Insurance Operations

Receivables sold or securitized:
  - Mortgage loans                                       $104,678     $86,344
  - Retail finance receivables                             11,978       6,957
  - Wholesale finance receivables                          16,227       9,988
                                                          -------     -------
    Total                                                $132,883    $103,289
                                                          =======     =======


Book Value Per Share

   Book value per share was determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock decreased to $24.79 at December 31, 2001, from $39.36 at December 31, 2000. Book value per share of GM Class H common stock decreased to $4.96 at December 31, 2001, from $7.87 at December 31, 2000.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by GM's Board of Directors in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   At December 31, 2001, the amount available for the payment of dividends on GM $1-2/3 par value and GM Class H common stocks was $10.1 billion and $19.4 billion, respectively. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1-2/3 par value common stock were $2.00 in 2001, 2000, and 1999. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in the business of Hughes.
   The dividends per share for the GM Series H 6.25% Automatically Convertible Preference Stock were $35.1172 in 2001. On April 2, 2001, GM redeemed approximately 5 million outstanding Series G 9.12% Depository Shares, each of which represented a one-fourth interest in a GM Series G Preference Stock, and 5 million outstanding Series G 9.87% Trust Originated Preferred Securities(sm) (TOPrS(sm)) at a total redemption price that included accrued and unpaid dividends. The Series D preference stock was redeemed on May 2, 2000, and as a result, the amount paid on that date to the Series D shareholders of record included accrued and unpaid dividends as part of the total redemption price.

--------------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Euro Conversion

   On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies and adopted the euro as their new common currency. The euro traded on currency exchanges and the legacy currencies remained legal tender in the participating countries for a transition period until January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins were issued and on February 28, 2002 legacy currencies were withdrawn from circulation.
   The Corporation has reviewed and has made required modifications to applicable information technology systems and contracts based on the new currency. At December 31, 2001, the conversion to the euro has not resulted in any material adverse impact on GM's financial position or results of operations.

European Matters

   During 2001, GM Europe announced its intention to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
   . Solid and profitable business performance as of 2003
   . A strengthened and optimized sales structure
   . A revitalized Opel/Vauxhall brand
   . Further market growth opportunities
   . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives, which include, among other things, reducing GM Europe's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed, are in varying stages of planning and execution. The impact that such initiatives may have on the financial position and results of operations of GM is currently being assessed, and may include a charge to earnings in 2002.
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law by April 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. Management is currently assessing the impact of this potential legislation on GM's financial position and results of operations, and may include a charge to earnings in 2002.

   The European Commission has adopted a draft block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. The current block exemption expires in October 2002, however there is a transition period until the end of September 2003 for existing agreements with dealers. GM is presently evaluating the effect this proposed regulation would have on its present distribution and aftermarket strategies.

Hughes/EchoStar Transactions


   On October 28, 2001, GM and its wholly owned subsidiary Hughes, together with EchoStar Communications Corporation (EchoStar), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar. These transactions are designed to address strategic challenges currently facing the Hughes business and to provide liquidity and value to GM, which would help to support the credit position of GM after the transactions.
   The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the Hughes/EchoStar merger to form New EchoStar. Each share of the Hughes holding company Class C common stock shares would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive 1/0.73, or about 1.3699 shares of stock of the merged entity in exchange for each share of Class A or Class B common stock of EchoStar held prior to the Hughes/EchoStar merger.
   The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. The GM $1-2/3 par value common stock would remain outstanding and would be GM's only class of common stock after the transactions.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

     As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. In addition, GM may achieve additional liquidity with respect to a portion of its retained economic interest in Hughes represented by up to 100 million shares of GM Class H common stock (or, after the transactions, New EchoStar Class C common stock), including by exchanging such shares for GM outstanding obligations. Following these transactions, subject to IRS approval, and based on a number of assumptions, GM may retain an interest in the merged entity.
   The transactions are subject to a number of conditions, including approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - each voting separately as distinct classes and also voting together as a single class based on their respective per share voting power. The proposed transactions also are subject to antitrust clearance and approval by the Federal Communications Commission. In addition, the transactions are contingent upon the receipt of a favorable ruling from the IRS that the separation of Hughes from GM will be tax-free to GM and its stockholders for U.S. federal income tax purposes. The transactions are currently expected to close in the second half of 2002.
     GM,  Hughes,  and  EchoStar  have  agreed  that,  in  the  event  that  the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to purchase Hughes' interest in PanAmSat Corporation for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States antitrust and or federal communication commission matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes.
     If the GM stockholders approve the transactions, and if GM receives the IRS ruling and the above-mentioned regulatory approvals, the financial results of Hughes will be reported as discontinued operations in GM's consolidated financial statements. GM would record a dividend of up to $4.2 billion as a reduction in GM's investment in Hughes. GM would record the split-off of Hughes at fair value and would recognize a gain based on an implied exchange ratio of
0.73 shares of EchoStar Class A common stock in exchange for each share of GM Class H common stock, which is the inverse of the exchange ratio in the Hughes/EchoStar merger of 1/0.73, or about 1.3699, shares of New EchoStar Class A or Class B common stock in exchange for each share of EchoStar Class A or Class B common stock. Based upon the closing price of EchoStar Class A common stock of $27.47 per share on December 31, 2001, the transaction would value Hughes' equity at $27.6 billion, with a resulting after-tax gain of approximately $14.0 billion based on the net book value of Hughes at December 31, 2001. In addition, GM currently anticipates that as a result of the split-off there would be a reduction of GM stockholders' equity of approximately $3.6 billion based on stock prices at December 31, 2001. The actual gain or loss, as well as the actual impact to stockholders' equity, would be higher or lower depending on the actual EchoStar Class A common stock price and the net book value of Hughes at the time the transactions close. Depending upon whether shares of GM Series H 6.25% Automatically Convertible Preference Stock held by America Online, Inc. (AOL) have converted to GM Class H common stock prior to the closing, as they would mandatorily at June 24, 2002, the gain, assuming the same December 31, 2001 stock prices, could be increased by approximately 10%.


Employment and Payrolls

Worldwide employment at December 31,
(in thousands)                                  2001      2000       1999
                                                ----      ----       ----
  GMNA                                          202        212        217
  GME                                            73         89         91
  GMLAAM                                         23         24         23
  GMAP                                           11         11         10
  GMAC                                           29         29         27
  Hughes                                         14         12 (1)     11 (1)
  Other                                          13         12         12
                                                ---        ---        ---
      Total employees                           365        389        391
                                                ===        ===        ===

  Worldwide payrolls - continuing operations
    (in billions)                             $19.8      $20.9 (1)  $21.1 (1)
  U.S. hourly payrolls (in billions) (2)(4)    $8.5       $9.4      $10.0
  Average labor cost per active hour worked
     U.S. hourly (3) (4)                     $57.76     $52.16     $50.51

------------------------
(1) Amounts have been adjusted to exclude Hughes' employees transferred to The Boeing Company.
(2) Includes employees "at work" (excludes laid-off employees receiving benefits).
(3) Includes U.S. hourly wages and benefits divided by the number of hours worked.
(4) Amounts have been adjusted to exclude Hughes employees.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Significant Accounting Principles


   The consolidated financial statements of GM are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM believes that of its significant accounting policies, the following may involve a higher degree of judgments, estimates, and complexity:


Sales Allowances

   At the time of sale, GM records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. This estimate is based upon the assumption that a certain number of vehicles in dealer stock will have a specific incentive applied against them. If the actual number of vehicles differs from this estimate, or if a different mix of incentives occurs, the sales allowances could be affected.


Policy and Warranty

   Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. Management believes that the warranty reserve is appropriate; however, actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.


Impairment of Long-Lived Assets

   GM periodically reviews the carrying value of its long-lived assets held and used and assets to be disposed of, including goodwill and other intangible assets, when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.


Employee Costs

   Pension and other postretirement benefits costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM's pension and other postretirement obligations and future expense.


Postemployment Benefits

   GM establishes reserves for termination and other postemployment benefit liabilities to be paid pursuant to union or other contractual agreements in connection with closed plants. The reserve is based on a comprehensive study that considers the impact of the annual production and labor forecast assumptions as well as redeployment scenarios. Management believes the assumptions used in the reserve are appropriate; however, changes in assumptions may affect the postemployment benefit liability.


Allowance for Credit Losses

   The allowance for credit losses generally is established by GMAC during the period in which receivables are acquired and is maintained at a level considered appropriate by management based on historical and other factors that affect collectibility. These factors include the historical trends of repossessions, charge-offs, recoveries, and credit losses; the careful monitoring of portfolio credit quality, including the impact of acquisitions; and current and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance for credit losses.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investments in Operating Leases

   GMAC's investments in residual values of its leasing portfolio represent an estimate of the values of the assets at the end of the lease contract and are initially recorded based on appraisals and estimates. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. GMAC actively manages the remarketing of off-lease vehicles to maximize the realization of their value. Changes in the value of the residuals or other external factors impacting GMAC's future ability to market the vehicles under prevailing market conditions may impact the realization of residual values.

Accounting for Derivatives and Other Contracts at Fair Value

     The Corporation uses derivatives in the normal course of business to manage its exposure to fluctuations in commodity prices and interest and foreign currency rates. Effective January 1, 2001, the Corporation accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". Such accounting is complex, evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimating of fair value in the absence of quoted market values. These estimates are based upon valuation methodologies deemed appropriate in the circumstances, however, the use of different assumptions may have a material effect on the estimated fair value amounts.


New Accounting Standards

   In June 2001, the Financial Accounting Standards Board (FASB) issued
SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Corporation implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, GM is not required to complete the transitional goodwill impairment test until June 30, 2002. The Corporation is evaluating but has not yet determined whether adoption of this statement will result in an impairment of goodwill. Management estimates that goodwill and indefinite lived intangible asset amortization required under previous accounting standards of $383 million pre-tax ($302 million after-tax) will not be charged to the income statement in 2002.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation implemented SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Forward-Looking Statements

   In this report, in reports subsequently filed by GM with the SEC on Forms 10-Q and 8-K, and in related comments by management of GM and Hughes, our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgments on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports which GM may file with the SEC on Forms 10-Q and 8-K:

   . Changes in economic conditions, currency exchange rates, significant terrorist acts, or political instability in the major markets where the Corporation procures material, components, and supplies for the production of its principal products or where its products are produced, distributed, or sold (i.e., North America, Europe, Latin America, and Asia Pacific).
   . Shortages of fuel or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where the Corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Significant changes in the competitive environment in the major markets where the Corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect the production, licensing, distribution, or sale of the Corporation's products, the cost thereof, or applicable tax rates.
   . The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.
   . With respect to Hughes, additional risk factors include: economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, ability to obtain export licenses, competition, ability to achieve cost reductions, ability to timely perform material contracts, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in-orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, and Hughes' ability to access capital to maintain its financial flexibility. Additionally, the in-orbit satellites of Hughes and its 81% owned subsidiary, PanAmSat Corporation, are subject to the risk of failing prematurely due to, among other things, mechanical failure, collision with objects in space, or an inability to maintain proper orbit. Satellites are subject to the risk of launch delay and failure, destruction and damage while on the ground or during launch, and failure to become fully operational once launched. Delays in the production or launch of a satellite, or the complete or partial loss of a satellite, in-orbit or during launch, could have a material adverse impact on the operation of Hughes' businesses. With respect to both in-orbit and launch problems, insurance carried by Hughes and PanAmSat, if any, generally does not compensate for business interruption or loss of future revenues or customers. Hughes has, in the past, experienced technical anomalies on some of its satellites. Service interruptions caused by these anomalies, depending on their severity, could result in claims by affected customers for termination of their transponder agreements, cancellation of other service contracts or the loss of other customers.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Foreign Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed to as the result of operating cash flows and various financial instruments that are denominated in foreign currencies. At December 31, 2001 and 2000, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $15.0 billion and $13.6 billion, respectively. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.5 billion and $1.2 billion for 2001 and 2000, respectively.

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. More specifically, the Corporation is exposed to interest rate risk associated with long-term debt and contracts to provide commercial and retail financing, retained mortgage servicing rights, and retained assets related to mortgage securitization. In addition, GM is exposed to prepayment risk associated with its capitalized mortgage servicing rights and its retained assets. This risk is managed with U.S. Treasury options and futures, which exposes GM to basis risk since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights. At December 31, 2001 and 2000, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $5.3 billion and $18.1 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $1.6 billion and $385 million for 2001 and 2000, respectively. At December 31, 2001, the net fair value liability of financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.6 billion compared to a net fair value asset of approximately $3.2 billion at December 31, 2000. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $182 million and $217 million for 2001 and 2000, respectively. This analysis excludes GM's operating lease portfolio. A fair value change in the debt that funds this portfolio would potentially have a different impact on the fair value of the portfolio itself. As such, the overall impact to the fair value of financial instruments from a hypothetical change in interest rates may be overstated.


Commodity Price Risk
   GM is exposed to changes in prices of commodities used in its Automotive business, primarily associated with various non-ferrous metals used in the manufacturing of automotive components. GM enters into commodity forward and option contracts to offset such exposure. At December 31, 2001, the net fair value liability of such contracts was approximately $78 million, compared to a net fair value asset of approximately $51 million at December 31, 2000. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $150 million and $152 million for 2001 and 2000, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM is exposed to changes in prices of various available-for-sale equity securities in which it invests. At December 31, 2001 and 2000, the fair value of such investments was approximately $2.3 billion and $3.3 billion, respectively. The potential loss in fair value resulting from a 10% adverse change in equity prices would be approximately $231 million and $330 million for 2001 and 2000, respectively.


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

   The Board of Directors, through the Audit Committee (composed entirely of independent Directors), is responsible for assuring that management fulfills its responsibilities in the preparation of the consolidated financial statements. The Audit Committee annually recommends to the Board of Directors the selection of the independent auditors in advance of the Annual Meeting of Stockholders and submits the selection for ratification at the Meeting. In addition, the Audit Committee reviews the scope of the audits and the accounting principles being applied in financial reporting. The independent auditors, representatives of management, and the internal auditors meet regularly (separately and jointly) with the Audit Committee to review the activities of each, to ensure that each is properly discharging its responsibilities, and to assess the effectiveness of internal control. It is management's conclusion that internal control at December 31, 2001 provides reasonable assurance that the books and records reflect the transactions of the companies and that established policies and procedures are complied with. To reinforce complete independence, Deloitte & Touche LLP has full and free access to meet with the Audit Committee, without management representatives present, to discuss the results of the audit, the adequacy of internal control, and the quality of financial reporting.


/s/John F. Smith, Jr.   /s/G. Richard Wagoner, Jr.    /s/John M. Devine
John F. Smith, Jr.      G. Richard Wagoner, Jr.       John M. Devine
Chairman                President and                 Vice Chairman and
                        Chief Executive Officer       Chief Financial Officer

Independent Auditors' Report

General Motors Corporation, its Directors, and Stockholders:

   We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed at Item 14. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 16, 2002
(March 6, 2002 as to Note 25)

ITEM 8

                        CONSOLIDATED STATEMENTS OF INCOME



                                               Years Ended December 31,
                                           --------------------------------
                                           2001          2000          1999
                                           ----          ----          ----
                                  (dollars in millions except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues
  (Notes 1, 2, and 23)                  $177,260      $184,632      $176,558
                                         -------       -------       -------
Cost of sales and other expenses
  (Notes 2, 3, and 23)                   143,850       145,664       140,708
Selling, general, and administrative
  expenses                                23,302        22,252        19,053
Interest expense (Note 13)                 8,590         9,552         7,750
                                         -------       -------       -------
  Total costs and expenses               175,742       177,468       167,511
                                         -------       -------       -------
Income from continuing operations
  before income taxes
  and minority interests                   1,518         7,164         9,047
Income tax expense (Note 8)                  768         2,393         3,118
Equity income (loss) and minority
  interests                                 (149)         (319)         (353)
                                           -----         -----         -----
Income from continuing operations            601         4,452         5,576
Income from discontinued operations
  (Note 1)                                     -             -           426
                                            ----         -----         -----
  Net income                                 601         4,452         6,002
Dividends on preference stocks (Note 17)    ( 99)         (110)          (80)
                                             ---         -----         -----
  Earnings attributable to common stocks    $502        $4,342        $5,922
                                             ===         =====         =====

Basic earnings (losses) per
  share attributable to
  common stocks (Note 18)
$1-2/3 par value
  Continuing operations                    $1.78         $6.80         $8.70
  Discontinued operations (Note 1)             -             -          0.66
                                            ----          ----          ----
Earnings per share attributable
  to $1-2/3 par value                      $1.78         $6.80         $9.36
                                            ====          ====          ====

Earnings per share attributable
  to Class H                              $(0.55)        $0.56        $(0.26)
                                            ====          ====          ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 18)
$1-2/3 par value
  Continuing operations                    $1.77         $6.68         $8.53
  Discontinued operations (Note 1)             -             -          0.65
                                            ----          ----          ----
Earnings per share attributable
  to $1-2/3 par value                      $1.77         $6.68         $9.18
                                            ====          ====          ====

Earnings per share attributable
  to Class H                              $(0.55)        $0.55        $(0.26)
                                            ====          ====          ====



Reference should be made to the notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - concluded

                                                 Years Ended December 31,
                                            --------------------------------
                                            2001          2000          1999
                                            ----          ----          ----
                                                  (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues
  (Notes 1, 2, and 23)                  $151,491      $160,627      $156,107
Cost of sales and other expenses
  (Notes 2, 3, and 23)                   135,620       138,303       134,111
Selling, general, and administrative
  expenses                                16,043        16,246        14,324
                                         -------       -------       -------
  Total costs and expenses               151,663       154,549       148,435
                                         -------       -------       -------
Interest expense (Note 13)                   751           815           828
Net expense from transactions with
  Financing and Insurance Operations
    (Note 1)                                 435           682           308
                                           -----         -----         -----
Income (loss) from continuing
  operations before income
  taxes and minority interests            (1,358)        4,581         6,536
Income tax (benefit) expense (Note 8)       (270)        1,443         2,167
Equity income (loss) and minority
  interests                                  (79)         (299)         (327)
                                           -----         -----         -----
Income (loss) from continuing operations  (1,167)        2,839         4,042
Income from discontinued operations
  (Note 1)                                     -             -           426
                                           -----         -----         -----
  Net income (loss) - Automotive,
    Communications Services,
    and Other Operations                 $(1,167)       $2,839        $4,468
                                           =====         =====         =====


                                                 Years Ended December 31,
                                            --------------------------------
                                            2001          2000          1999
                                            ----          ----          ----
                                                  (dollars in millions)

FINANCING AND INSURANCE OPERATIONS

Total revenues                           $25,769       $24,005       $20,451
                                          ------        ------        ------

Interest expense (Note 13)                 7,839         8,737         6,922
Depreciation and amortization expense
  (Note 9)                                 5,857         5,982         5,445
Operating and other expenses               7,105         5,805         4,595
Provisions for financing and insurance
  losses (Notes 1 and 23)                  2,527         1,580         1,286
                                          ------        ------        ------
  Total costs and expenses                23,328        22,104        18,248
                                          ------        ------        ------
Net income from transactions with
  Automotive, Communications Services,
  and Other Operations (Note 1)             (435)         (682)         (308)
                                           -----         -----         -----
Income before income taxes and
  minority interests                       2,876         2,583         2,511
Income tax expense (Note 8)                1,038           950           951
Equity income (loss) and minority
  interests                                  (70)          (20)          (26)
                                           -----         -----         -----
  Net income - Financing and
    Insurance Operations                  $1,768        $1,613        $1,534
                                           =====         =====         =====


The above supplemental consolidating information is explained in Note 1, "Nature of Operations."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,
GENERAL MOTORS CORPORATION AND SUBSIDIARIES               2001          2000
                                                          ----          ----
                        ASSETS                           (dollars in millions)
Automotive, Communications Services, and Other Operations
Cash and cash equivalents (Note 1)                       $8,432        $9,119
Marketable securities (Note 4)                              790         1,161
                                                        -------       -------
  Total cash and marketable securities                    9,222        10,280
Accounts and notes receivable (less allowances)           5,406         5,835
Inventories (less allowances) (Note 6)                   10,034        10,945
Equipment on operating leases - net (Note 7)              4,524         5,699
Deferred income taxes and other current assets (Note 8)   7,877         8,388
                                                        -------       -------
  Total current assets                                   37,063        41,147
Equity in net assets of nonconsolidated associates        4,950         3,497
Property - net (Note 9)                                  34,908        33,977
Intangible assets - net (Notes 1 and 10)                 13,721         7,622
Deferred income taxes (Note 8)                           22,294        14,870
Other assets (Note 11)                                   17,274        32,243
                                                        -------       -------
  Total Automotive, Communications Services, and
    Other Operations assets                             130,210       133,356
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                       10,123         1,165
Investments in securities (Note 4)                       10,669         9,595
Finance receivables - net (Note 5)                       99,813        92,415
Investment in leases and other receivables (Note 7)      34,618        36,752
Other assets (Note 11)                                   36,979        27,846
Net receivable from Automotive, Communications
  Services, and  Other Operations (Note 1)                1,557         1,971
                                                        -------       -------
  Total Financing and Insurance Operations assets       193,759       169,744
                                                        -------       -------
Total assets                                           $323,969      $303,100
                                                        =======       =======


               LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive, Communications Services, and Other Operations
Accounts payable (principally trade)                    $18,297       $18,309
Loans payable (Note 13)                                   2,402         2,208
Accrued expenses (Note 12)                               34,090        33,252
Net payable to Financing and Insurance Operations
  (Note 1)                                                1,557         1,971
                                                         ------        ------
  Total current liabilities                              56,346        55,740
Long-term debt (Note 13)                                 10,726         7,410
Postretirement benefits other than pensions (Note 14)    34,515        34,306
Pensions (Note 14)                                       10,790         3,480
Other liabilities and deferred income taxes (Note 12)    13,794        15,768
                                                        -------       -------
  Total Automotive, Communications Services,
    and Other Operations liabilities                    126,171       116,704
Financing and Insurance Operations
Accounts payable                                          7,900         7,416
Debt (Note 13)                                          153,186       135,037
Other liabilities and deferred income taxes (Note 12)    16,259        12,922
                                                        -------       -------
  Total Financing and Insurance Operations liabilities  177,345       155,375
                                                        -------       -------
    Total liabilities                                   303,516       272,079
Minority interests                                          746           707
General Motors - obligated mandatorily redeemable
  preferred securities of subsidiary
  trusts holding solely junior subordinated
  debentures of General Motors (Note 16)
    Series G                                                  -           139
Stockholders' equity (Note 17)
$1-2/3 par value common stock (issued,
  559,044,427 and 548,181,757 shares)                       932           914
Class H common stock (issued, 877,505,382
  and 875,286,559 shares)                                    88            88
Capital surplus (principally additional
  paid-in capital)                                       21,519        21,020
Retained earnings                                         9,463        10,119
                                                         ------        ------
    Subtotal                                             32,002        32,141
Accumulated foreign currency translation adjustments     (2,919)       (2,502)
Net unrealized loss on derivatives                         (307)            -
Net unrealized gains on securities                          512           581
Minimum pension liability adjustment                     (9,581)          (45)
                                                        -------       -------
    Accumulated other comprehensive loss                (12,295)       (1,966)
                                                        -------       -------
      Total stockholders' equity                         19,707        30,175
                                                        -------       -------
Total liabilities and stockholders' equity             $323,969      $303,100
                                                        =======       =======

Reference should be made to the notes to consolidated financial statements.



                                      II-22




                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For The Years Ended December 31,
                                 -----------------------------------------------------------------------------------------
                                             2001                           2000                            1999
                                 -------------------------       -------------------------       -------------------------
                                 Automotive,     Financing       Automotive,     Financing       Automotive,     Financing
                                 Comm.Serv.,        and          Comm.Serv.,        and          Comm.Serv.,        and
                                 and Other       Insurance       and Other       Insurance       and Other       Insurance
                                 ---------       ---------       ---------       ---------       ---------       ---------
Cash flows from operating activities                               (dollars in millions)

Income (loss) from continuing
  operations                      $(1,167)         $1,768          $2,839          $1,613          $4,042           $1,534
Adjustments to reconcile income
  (loss) from continuing
  operations to net cash provided
  by operating activities
    Depreciation and amortization
      expenses                      7,051           5,857           7,429           5,982           6,873            5,445
    Postretirement benefits other
      than pensions, net of payments
      and VEBA contributions        1,861              20             772              27          (1,057)              21
    Pension expense, net of
      contributions                   148               -             128               -            (808)               -
Originations and purchases of
  mortgage loans                        -        (103,821)              -         (51,202)              -          (53,006)
Proceeds on sales of mortgage loans     -          99,580               -          51,444               -           55,777
Originations and purchases of
  mortgage securities                   -          (1,636)              -          (1,571)              -           (1,309)
Proceeds on sales of mortgage
  securities                            -             859               -             994               -            1,545
Change in other investments and
  miscellaneous assets                959            (958)          1,154          (1,692)            522             (127)
Change in other operating assets
  and liabilities (Note 1)         (2,056)            850             724           2,505           7,523              (23)
Other                                (911)            762          (2,175)            779            (951)             944
                                    -----           -----          ------           -----          ------           ------
Net cash provided by operating
  activities                       $5,885          $3,281         $10,871          $8,879         $16,144          $10,801
                                    -----           -----          ------           -----          ------           ------

Cash flows from investing activities
Expenditures for property          (8,611)            (20)         (9,200)           (522)         (7,061)            (323)
Investments in marketable
  securities - acquisitions          (857)        (34,198)         (2,520)        (24,599)         (4,149)         (21,257)
Investments in marketable
  securities - liquidations         1,228          33,124           3,057          24,114           2,886           20,593
Mortgage servicing rights
  - acquisitions                        -          (2,226)              -          (1,096)              -           (1,424)
Mortgage servicing rights
  - liquidations                        -              20               -              12               -               35
Finance receivables - acquisitions      -        (236,723)              -        (214,666)              -         (186,379)
Finance receivables - liquidations      -         131,447               -         143,242               -          130,293
Proceeds from sales of finance
  receivables                           -          96,029               -          58,369               -           48,178
Operating leases - acquisitions    (5,214)        (12,826)         (6,709)        (15,174)         (6,415)         (16,750)
Operating leases - liquidations     5,943          11,780           6,149           9,844           4,243            7,836
Investments in companies, net of
  cash acquired                      (743)           (542)         (4,302)         (2,077)         (2,706)          (2,402)
Net investing activity with
  Financing and Insurance
  Operations                         (500)              -          (1,069)              -              75                -
Other                                 176            (458)          3,281              93            (924)             732
                                    -----          ------          ------          ------          ------           ------
Net cash used in investing
  activities                       (8,578)        (14,593)        (11,313)        (22,460)        (14,051)         (20,868)
                                    -----          ------          ------          ------          ------           ------

Cash flows from financing activities
Net increase (decrease) in
  loans payable                       194         (20,238)            142           7,723             140           (2,500)
Long-term debt - borrowings         5,850          58,498           5,279          22,414           9,090           26,471
Long-term debt - repayments        (2,602)        (18,882)         (6,196)        (16,196)         (8,281)         (13,078)
Net financing activity with
  Automotive, Communications
  Services, and Other Operations        -             500               -           1,069               -              (75)
Repurchases of common and
  preference stocks                  (264)              -          (1,613)              -          (3,870)               -
Proceeds from issuing common stocks   100               -           2,792               -           2,090                -
Proceeds from sales of treasury
  stocks                              417               -               -               -               -                -
Cash dividends paid to
  stockholders                     (1,201)              -          (1,294)              -          (1,367)               -
                                    -----          ------           -----          ------           -----           ------
Net cash provided by (used in)
  financing activities              2,494          19,878            (890)         15,010          (2,198)          10,818
                                    -----          ------             ---          ------           -----           ------

Effect of exchange rate
  changes on cash and
  cash equivalents                    (74)            (22)           (249)             (6)           (206)               -
Net transactions with Automotive
  /Financing Operations              (414)            414             970            (970)            185             (185)
                                      ---             ---             ---             ---             ---              ---
Net cash (used in) provided by
  continuing operations              (687)          8,958            (611)            453            (126)             566
Net cash provided by discontinued
  operations (Note 1)                   -               -               -               -             128                -
                                      ---           -----             ---             ---             ---              ---

Net (decrease) increase in cash
  and cash equivalents               (687)          8,958            (611)            453               2              566
Cash and cash equivalents at
  beginning of the year             9,119           1,165           9,730             712           9,728              146
                                    -----          ------           -----           -----           -----              ---
Cash and cash equivalents at
  end of the year                  $8,432         $10,123          $9,119          $1,165          $9,730             $712
                                    =====          ======           =====           =====           =====              ===


Reference should be made to the notes to consolidated financial statements.




                                      II-23



                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, and 1999

                                                                                              Accumulated
                                               Total                                            Other           Total
                                              Capital   Capital   Comprehensive   Retained   Comprehensive   Stockholders'
                                               Stock    Surplus   Income (Loss)   Earnings       Loss           Equity
                                              -------   -------   -------------   --------   -------------   ------------
                                                                     (dollars in millions)

Balance at January 1, 1999                    $1,104    $12,661                    $6,984       $(5,697)       $15,052
Shares reacquired                                (76)    (3,794)                        -             -         (3,870)
Shares issued                                     19      3,588                         -             -          3,607
Comprehensive income:
  Net income                                       -          -       $6,002        6,002             -          6,002
                                                                       -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments     -          -         (944)           -             -              -
      Unrealized gains on securities               -          -          515            -             -              -
      Minimum pension liability adjustment         -          -        4,968            -             -              -
                                                                       -----
         Other comprehensive income                -          -        4,539            -         4,539          4,539
                                                                      ------
            Comprehensive income                   -          -      $10,541            -             -              -
                                                                      ======
Cash dividends                                     -          -                    (1,367)            -         (1,367)
Delphi initial public offering (Note 1)            -      1,244                         -                        1,244
Delphi spin-off (Note 1)                           -         95                    (4,658)            -         (4,563)
                                               -----     ------                     -----         -----         ------
Balance at December 31, 1999                   1,047     13,794                     6,961        (1,158)        20,644
Shares reacquired                               (184)    (9,626)                        -             -         (9,810)
Shares issued                                    139     16,852                         -             -         16,991
Comprehensive income:
  Net income                                       -          -       $4,452        4,452             -          4,452
                                                                       -----
  Other comprehensive income (loss):
      Foreign currency translation adjustments     -          -         (469)           -             -              -
      Unrealized losses on securities              -          -         (415)           -             -              -
      Minimum pension liability adjustment         -          -           76            -             -              -
                                                                         ---
         Other comprehensive loss                  -          -         (808)           -          (808)          (808)
                                                                         ---
            Comprehensive income                   -          -       $3,644            -             -              -
                                                                       =====
Cash dividends                                     -          -                    (1,294)            -         (1,294)
                                               -----     ------                    ------         -----         ------
Balance at December 31, 2000                   1,002     21,020                    10,119        (1,966)        30,175
Shares reacquired                                  -       (125)                        -             -           (125)
Shares issued                                     18        624                         -             -            642
Comprehensive income:
  Net income                                       -          -         $601          601             -            601
                                                                         ---
  Other comprehensive income (loss):
      Foreign currency translation adjustments     -          -         (417)           -             -              -
      Unrealized loss on derivatives               -          -         (307)           -             -              -
      Unrealized losses on securities              -          -          (69)           -             -              -
      Minimum pension liability adjustment         -          -       (9,536)           -             -              -
                                                                       -----
         Other comprehensive loss                  -          -      (10,329)           -       (10,329)       (10,329)
                                                                      ------
            Comprehensive loss                     -          -      $(9,728)           -
                                                                      ======
Delphi spin-off adjustment (a)                     -          -                       (56)            -            (56)
Cash dividends                                     -          -                    (1,201)            -         (1,201)
                                               -----     ------                     -----        ------         ------
Balance at December 31, 2001                  $1,020    $21,519                    $9,463      $(12,295)       $19,707
                                               =====     ======                     =====        ======         ======

(a) Resolution of workers' compensation, pension, and other postemployment liabilities owed to GM by Delphi Automotive Systems, which GM spun-off in 1999.

Reference should be made to the notes to consolidated financial statements.


                                      II-24



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries (Hughes), (collectively referred to as the "Corporation", "General Motors" or "GM"). General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case, the cost method of accounting is used. The financial data related to Delphi Automotive Systems Corporation (Delphi) is presented as discontinued operations for the period ended December 31, 1999. GM encourages reference to the GMAC and Hughes Annual Reports on Form 10-K for the period ended December 31, 2001, filed separately with the Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 2001.
   Certain amounts for 2000 and 1999 have been reclassified to conform with the 2001 classifications.
   Special purpose entities (SPEs) used in connection with the securitization or sale of finance receivables and mortgage loans are not consolidated when GM and GMAC have surrendered control over those financial assets. SPEs used in connection with the leasing of property are not consolidated when the owner of the SPE has made a substantial investment that is at risk for the life of the SPE. Assets in unconsolidated SPEs were as follows (dollars in millions):

                                                             December 31,
                                                          ------------------
                                                           2001        2000
                                                          ------      ------
Automotive, Communications Services, and Other Operations
---------------------------------------------------------

Assets leased under operating leases                      $2,412      $1,729
Trade receivables sold                                       868         897
                                                          ------      ------
    Total                                                 $3,280      $2,626
                                                           =====       =====

Financing and Insurance Operations
----------------------------------

Receivables sold or securitized:
  - Mortgage loans                                      $104,678     $86,344
  - Retail finance receivables                            11,978       6,957
  - Wholesale finance receivables                         16,227       9,988
                                                         -------     -------
    Total                                               $132,883    $103,289
                                                         =======     =======

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




                                      II-25
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Revenue Recognition
   Sales generally are recorded when products are shipped (when title and risks and rewards of ownership have passed), or when services are rendered to independent dealers or other third parties. Provisions for dealer and customer sales incentives, allowances, and rebates are made at the time of vehicle sales. Incentives, allowances, and rebates related to vehicles previously sold are recognized as reductions of sales when announced.
   Financing revenue is recorded over the terms of the receivables using the interest method. Income from operating lease assets is recognized on a straight-line basis over the scheduled lease terms.
   Insurance premiums are earned on a basis related to coverage provided over the terms of the policies. Commissions, premium taxes, and other costs incurred in acquiring new business are deferred and amortized over the terms of the related policies on the same basis as premiums are earned. The liability for losses and loss expenses includes a provision for unreported losses, based on past experience, net of the estimated salvage and subrogation recoverable.

Product-Related Expenses
   Advertising and sales promotion, research and development, and other product-related costs are charged to expense as incurred. Provisions for estimated expenses related to product warranties are made at the time the products are sold. Advertising expense was $4.0 billion in 2001, $4.3 billion in 2000, and $4.5 billion in 1999. Research and development expense was $6.2 billion in 2001, $6.6 billion in 2000, and $6.8 billion in 1999.

Depreciation and Amortization
   As of January 1, 2001, the Corporation adopted the straight-line method of depreciation for real estate, plants, and equipment placed in service after January 1, 2001. Assets placed in service before January 1, 2001 continue to be generally depreciated using accelerated methods. The accelerated methods accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Management believes the adoption of the straight-line depreciation method for assets placed into service after January 1, 2001 better reflects the consistent utilization of the asset over its useful life. The effect of this change on the results of operations for the year ended December 31, 2001 was not material.
   Equipment on operating leases is depreciated on a straight-line basis over the term of the lease agreement. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.
   Expenditures for special tools are amortized over their estimated useful lives, primarily using the units of production method. Replacements of special tools for reasons other than changes in products are charged directly to cost of sales.
   Goodwill is amortized on a straight-line basis over periods ranging from 20 to 40 years.

Valuation of Long-Lived Assets
   GM periodically evaluates the carrying value of long-lived assets to be held and used and long-lived assets to be disposed of, including goodwill and other intangible assets, when events and circumstances warrant such review. These evaluations and reviews are generally done in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset for assets to be held and used, or the amount by which the carrying value exceeds the fair market value less cost to dispose for assets to be disposed. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Foreign Currency Translation
   Foreign currency exchange transaction and translation losses on an after-tax basis included in consolidated net income in 2001, 2000, and 1999, pursuant to Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," amounted to $107 million, $100 million, and $162 million, respectively.

Stock-Based Compensation
   As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," GM applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock options and other stock-based employee compensation awards.


                                      II-26
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Statement of Cash Flows Supplementary Information
                                                  Years Ended December 31,
                                                  -------------------------
Automotive, Communications Services, and
Other Operations                                  2001       2000      1999
----------------------------------------          ----       ----      ----
                                                    (dollars in millions)
Increase (decrease) in cash due to changes
  in other operating assets and liabilities
  were as follows:
  Accounts receivable                             $111      $(625)    $(659)
  Prepaid expenses and other deferred charges     (254)        66      (623)
  Inventories                                      522       (297)      (66)
  Accounts payable                                 558      1,254     5,606
  Deferred taxes and income taxes payable       (1,444)      (629)     (160)
  Accrued expenses and other liabilities        (1,549)       955     3,425
                                                 -----        ---     -----
     Total                                     $(2,056)      $724    $7,523
                                                 =====        ===     =====

Cash paid for interest and income taxes
  was as follows:
  Interest                                      $1,259       $968      $526
  Income taxes                                  $1,149     $2,310    $2,166

   During 2000, Automotive, Communications Services, and Other Operations made investments in companies, net of cash acquired of approximately $4.3 billion. This amount consists primarily of GM's purchase of a 20% equity interest in Fuji Heavy Industries Ltd. (Fuji) for approximately $1.3 billion and GM's acquisition of a 20% interest in Fiat Auto Holdings, B.V. (Fiat Auto) for $2.4 billion. In addition during 2000, Fiat S.p.A. purchased approximately 32 million shares of GM $1-2/3 par value common stock for $2.4 billion which is included in proceeds from issuing common stocks.

                                                  Years Ended December 31,
                                                  -------------------------
Financing and Insurance Operations                2001       2000      1999
----------------------------------                ----       ----      ----
                                                    (dollars in millions)
Increase (decrease) in cash due to changes
  in other operating assets and liabilities
  were as follows:
  Other receivables                            $(2,622)     $(726)    $(269)
  Other assets                                      49        (29)      (83)
  Accounts payable                                 483      3,155       114
  Deferred taxes and other liabilities           2,940        105       215
                                                 -----      -----       ---
     Total                                        $850     $2,505      $(23)
                                                   ===      =====        ==

Cash paid for interest and income taxes
  was as follows:
  Interest                                      $7,239     $8,511    $6,618
  Income taxes                                    $694       $475      $214

Derivative Instruments
   GM is party to a variety of foreign exchange, interest rate and commodity forward contracts and options entered into in connection with the management of its exposure to fluctuations in foreign exchange, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
   All derivatives are recorded at fair value on the balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized loss on derivatives, a separate component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss when the underlying hedged item impacts earnings and all ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

                                      II-27
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 1.  Significant Accounting Policies (continued)

New Accounting Standards
   In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and that existing intangible assets and goodwill be evaluated for these new separation requirements. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. In addition, this statement requires that goodwill be tested for impairment at least annually at the reporting unit level. The Corporation implemented SFAS No. 142 on January 1, 2002. In accordance with this statement, GM is not required to complete the transitional goodwill impairment test until June 30, 2002. The Corporation is evaluating but has not yet determined whether adoption of this statement will result in an impairment of goodwill. Management estimates that goodwill and indefinite lived intangible asset amortization required under previous accounting standards of $383 million pre-tax ($302 million after-tax) will not be charged to the income statement in 2002.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation implemented SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.

Discontinued Operations
   On February 5, 1999, Delphi completed an initial public offering (IPO) of 100 million shares of its common stock, which represented 17.7% of its outstanding common shares. On April 12, 1999, the GM Board of Directors (GM Board) approved the complete separation of Delphi from GM by means of a spin-off (which was tax-free to GM and its stockholders for U.S. federal income tax purposes). On May 28, 1999, GM distributed to holders of its $1-2/3 par value common stock 80.1% of the outstanding shares of Delphi, which resulted in 0.69893 shares of Delphi common stock being distributed for each share of GM $1-2/3 par value common stock outstanding on the record date of May 25, 1999. In addition, GM contributed the remaining 2.2% of Delphi shares (around 12.4 million shares) to a Voluntary Employee Beneficiary Association (VEBA) trust established by GM to fund benefits to its hourly retirees. In total, the complete separation of Delphi in the year ended December 31, 1999 resulted in a reduction to stockholders' equity of approximately $3.3 billion.
   The financial data related to GM's investment in Delphi through May 28, 1999 is classified as discontinued operations for the period ended December 31, 1999.
   Delphi net sales (including sales to GM) included in discontinued operations totaled $12.5 billion for the year ended December 31, 1999. Income from Delphi discontinued operations of $426 million for the year ended December 31, 1999, is reported net of income tax expense of $314 million.











                                      II-28

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  Asset Impairments

   GM recorded pre-tax charges against income for asset impairments of $140 million ($90 million after-tax, or $0.16 per share of GM $1-2/3 par value common stock) in 2001 and $917 million ($587 million after-tax, or $0.99 per share of GM $1-2/3 par value common stock) in 2000. GM did not record any such pre-tax charges against income in 1999. These charges are components of the following line items in the income statement:

                                          Years Ended December 31,
                                          ------------------------
                                              2001        2000
                                              ----        ----
                                            (dollars in millions)
Total net sales and revenues                  $  -        $315
Cost of sales and other expenses               140         602
                                               ---         ---
  Total                                       $140        $917
                                               ===         ===

   The 2001 charges related to the write-down of equipment as a result of the announcement of the closing of the Ste. Therese, Quebec assembly plant in 2002 and the write-down of certain equipment on operating leases that was determined to be impaired in GM North America (GMNA).
   In 2000, the pre-tax charges were comprised of $572 million ($356 million after-tax) for GMNA , and $345 million ($231 million after-tax) for GM Europe
(GME). The amount related to the write-down of special tools and equipment on operating leases as a result of the phase-out of the Oldsmobile division as the current model lineup product lifecycles come to an end, or until the models are no longer economically viable, and the reduction in production capacity at GME, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the U.K.

NOTE 3. Postemployment Benefit Costs

   GM records liabilities for termination and other postemployment benefits to be paid pursuant to union or other contractual agreements in connection with closed plants in North America. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.
   In 2001, GM recognized postemployment benefit liabilities related to the announced closing of the Ste. Therese, Quebec assembly plant in 2002. The 2001 charge relates to 1,350 employees and increased cost of sales by $137 million ($89 million after-tax, or $0.16 per share of GM $1-2/3 par value common stock).
   In 2000, GM recognized postemployment benefit liabilities associated with reductions in production capacity and conversions at the following U.S. plants:
Oklahoma City, Oklahoma; Delta Engine, Lansing, Michigan; Spring Hill, Tennessee; and Wilmington, Delaware. The 2000 charge relates to approximately 4,000 U.S. employees and increased cost of sales by $473 million ($294 million after-tax, or $0.50 per share of GM $1-2/3 par value common stock).






















                                      II-29
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3. Postemployment Benefit Costs (concluded)

   The liability for postemployment benefits as of December 31, 2001 totals approximately $626 million, with anticipated spending of approximately 97% over the next three years. The following tables summarize the activity from December
31, 1999 through December 31, 2001 for this liability (dollars in millions):

                         December 31, 2000           2001 Activity            December 31, 2001
                         ------------------  -------------------------------  ------------------
                           Excess                      Interest                         Excess
    Plant                Employees  Balance  Spending  Accretion  Adjustment  Balance  Employees
    -----                ---------  -------  --------  ---------  ----------  -------  ---------
   Buick City/Flint V-6      313      $34     $(24)        $2         $ -        $12       214
   Kalamazoo                 289       27      (18)         1           -         10        78
   Flint V-8                 106        7       (4)         -           -          3        41
   Van Nuys                  329       78      (19)         4           -         63       308
   Tarrytown                  61        4       (4)         -           -          -         -
   Framingham                 37       13       (2)         1           -         12        37
   Danville                    7        3        -          -           -          3         7
   Delta Engine              664       26      (16)         1           -         11       206
   Oklahoma City           2,080      221      (81)        13           -        153     1,971
   Spring Hill               444      107       (4)         6           -        109       444
   Wilmington                879      119      (39)         6           -         86       330
   Ste. Therese                -        -        -          3         137        140     1,350
   Other                     572       26       (3)         1           -         24       569
                           -----      ---     ----         --         ---        ---     -----
     Total                 5,781     $665    $(214)       $38        $137       $626     5,555
                           =====      ===      ===         ==         ===        ===     =====


                         December 31, 1999           2000 Activity            December 31, 2000
                         ------------------  -------------------------------  ------------------
                           Excess                      Interest                         Excess
    Plant                Employees  Balance  Spending  Accretion  Adjustment  Balance  Employees
    -----                ---------  -------  --------  ---------  ----------  -------  ---------

   Buick City/Flint V-6      403      $50     $(19)        $3         $ -        $34       313
   Kalamazoo                 459       43      (18)         2           -         27       289
   Flint V-8                 659       51      (46)         2           -          7       106
   Van Nuys                  366       96      (23)         5           -         78       329
   Tarrytown                  61        6       (2)         -           -          4        61
   Framingham                 91       16       (4)         1           -         13        37
   Danville                   16        4       (1)         -           -          3         7
   Delta Engine                -        -        -          -          26         26       664
   Oklahoma City               -        -        -          -         221        221     2,080
   Spring Hill                 -        -        -          -         107        107       444
   Wilmington                  -        -        -          -         119        119       879
   Other                     615       29       (3)         -           -         26       572
                           -----     ----     ----         --         ---        ---       ---
     Total                 2,670     $295    $(116)       $13        $473       $665     5,781
                           =====      ===      ===         ==         ===        ===     =====

NOTE 4.  Marketable Securities

   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held to maturity or trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale and held to maturity securities are included as a separate component of stockholders' equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.









                                      II-30

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4.  Marketable Securities (continued)

Automotive, Communications Services, and Other Operations

   Investments in marketable securities were as follows (dollars in millions):

                                                  December 31, 2001
                                         --------------------------------------
                                                 Book/
                                                  Fair   Unrealized  Unrealized
                                          Cost   Value     Gains       Losses
                                         ------  ------  ----------  ----------
Type of security
Bonds, notes, and other securities
  Corporate debt securities and other     $777     $790      $13       $  -
                                           ---      ---       --        ---
Total marketable securities               $777     $790      $13       $  -
                                           ===      ===       ==        ===

                                                  December 31, 2000
                                         --------------------------------------
                                                 Book/
                                                  Fair   Unrealized  Unrealized
                                          Cost   Value     Gains       Losses
                                         ------  ------  ----------  ----------
Type of security
Bonds, notes, and other securities
  United States government and agencies    $90      $91      $ 1        $ -
  States and municipalities                  9        9        -          -
  Corporate debt securities and other    1,063    1,061        -          2
                                         -----    -----       --         --
Total marketable securities             $1,162   $1,161      $ 1        $ 2
                                         =====    =====       ==         ==

   Debt securities totaling $265 million mature within one year and $504 million mature after one through five years, and $21 million mature after ten years. Proceeds from sales of marketable securities totaled $373 million in 2001, $1.3 billion in 2000, and $2.0 billion in 1999. The gross gains related to sales of marketable securities were $6 million, $1 million, and $21 million in 2001, 2000, and 1999, respectively. The gross losses related to sales of marketable securities were $5 million, $12 million, and $6 million in 2001, 2000, and 1999, respectively.

Financing and Insurance Operations

   Investments in securities were as follows (dollars in millions):

                                                  December 31, 2001
                                         --------------------------------------
                                                 Book/
                                                  Fair   Unrealized  Unrealized
                                          Cost   Value     Gains       Losses
                                         ------  ------  ----------  ----------
Type of security
Bonds, notes, and other securities
  United States government and agencies   $615     $626      $14         $3
  States and municipalities                931      970       43          4
  Mortgage-backed securities               924      913       17         28
  Corporate debt securities and other    2,725    2,749       50         26
                                         -----    -----     ----         --
Total debt securities available-for-sale 5,195    5,258      124         61
Mortgage-backed securities held to
   maturity                                371      371        -          -
Mortgage-backed securities held for
  trading purposes                       4,305    3,722        -        583
                                         -----    -----      ---        ---
Total debt securities                    9,871    9,351      124        644
Equity securities                        1,214    1,318      246        142
                                        ------   ------      ---        ---
  Total investment in securities       $11,085  $10,669     $370       $786
                                        ======   ======      ===        ===







                                      II-31
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 4.  Marketable Securities (concluded)

                                                  December 31, 2000
                                         ----------------------------------
                                                 Book/
                                                  Fair   Unrealized  Unrealized
                                          Cost   Value     Gains       Losses
                                         ------  ------  ----------  ----------
Type of security
Bonds, notes, and other securities
  United States government and agencies   $556     $565      $10        $ 1
  States and municipalities              1,492    1,567       81          6
  Mortgage-backed securities               387      384       14         17
  Corporate debt securities and other    2,520    2,506       47         61
                                         -----    -----      ---         --
Total debt securities available-for-sale 4,955    5,022      152         85
Mortgage-backed securities held to
   maturity                                218      218        -          -
Mortgage-backed securities held for
   trading purposes                      3,445    3,298        -        147
                                         -----    -----     ----        ---
Total debt securities                    8,618    8,538      152        232
Equity securities                          766    1,057      395        104
                                         -----    -----      ---        ---
  Total investment in securities        $9,384   $9,595     $547       $336
                                         =====    =====      ===        ===

   Debt securities available-for-sale totaling $896 million mature within one year, $2.3 billion mature after one through five years, $716 million mature after five years through 10 years, and $1.4 billion mature after 10 years. Proceeds from sales of marketable securities totaled $5.1 billion in 2001, $3.5 billion in 2000, and $2.9 billion in 1999. The gross gains related to sales of marketable securities were $228 million, $315 million, and $292 million in 2001, 2000, and 1999, respectively. The gross losses related to sales of marketable securities were $145 million, $147 million, and $126 million in 2001, 2000, and 1999, respectively.

NOTE 5.  Finance Receivables and Securitizations

Finance Receivables - Net

   Finance receivables - net included the following (dollars in millions):

                                                           December 31,
                                                     ----------------------
                                                       2001          2000
                                                     -------        -------
   Retail                                            $71,845        $51,337
   Wholesale                                          15,537         26,993
   Commercial                                          5,743          5,546
   Leasing and lease financing                         1,862          2,178
   Term loans to dealers and others                   12,652         12,565
                                                     -------         ------
     Total finance receivables                       107,639         98,619

   Less - Unearned income                             (5,766)        (4,872)
     Allowance for financing losses                   (2,060)        (1,332)
                                                      ------        -------
     Total finance receivables - net                 $99,813        $92,415
                                                      ======         ======

   Finance receivables that originated outside the U.S. are $20.7 billion and $21.4 billion at December 31, 2001 and 2000, respectively. The aggregate amount of total finance receivables maturing in each of the five years following December 31, 2001 is as follows: 2002-$47.6 billion; 2003-$23.7 billion; 2004-$18.1 billion; 2005-$10.5 billion; 2006-$5.6 billion and 2007 and thereafter-$2.1 billion.

Securitizations of Finance Receivables and Mortgage Loans

   The Corporation has sold retail finance receivables through special purpose subsidiaries with principal aggregating $8.4 billion in 2001, $5.2 billion in 2000, and $5.1 billion in 1999. These subsidiaries generally retain a subordinated investment of no greater than 5.25% of the total receivables pool and sell the remaining portion. Net pre-tax gains relating to such sales amounted to $210 million in 2001, $14 million in 2000, and $64 million in 1999. The Corporation's sold retail finance receivable servicing portfolio amounted to $12.0 billion and $7.0 billion at December 31, 2001 and 2000, respectively.


                                      II-32
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5.  Finance Receivables and Securitizations (continued)

Securitizations of Finance Receivables and Mortgage Loans (continued)

   The Corporation has sold wholesale receivables on a revolving basis resulting in decreases in wholesale outstandings of $16.2 billion and $10.0 billion at December 31, 2001 and 2000, respectively. The Corporation is committed to sell eligible wholesale receivables arising in certain dealer accounts. During the years 2001, 2000, and 1999, there were no gains recorded on the sale of wholesale receivables. Due to the short-term nature of wholesale receivables, the fair value of retained interests in wholesale securitizations is assumed to approximate cost.
   When the Corporation securitizes retail and wholesale receivables, it retains interest-only strips, all or a portion of senior and subordinated tranches, servicing rights, and cash reserve accounts, all of which are retained interests in the securitized receivables. Interest-only strip receivables, cash deposits, and other related amounts are generally restricted assets and subject to limited recourse provisions. With respect to retained servicing responsibilities, the Corporation receives annual servicing fees approximating 2% (for retail receivables) and 1% (for wholesale receivables) of the outstanding balance. Additionally, the Corporation receives the rights to future cash flows arising after the investors in the securitization trust have received their contracted return.
   During 2001, GM sold residential, commercial, and other mortgage loans in securitization transactions, generally retaining servicing responsibilities and, in some cases, subordinated interests. In 2001, 2000, and 1999, GM recognized pre-tax gains of $995 million, $723 million, and $603 million, respectively, on the securitization of residential and commercial mortgages.
   At December 31, 2001, total mortgage loans owned or securitized totaled $103.4 billion, of which $89.6 billion had been securitized, $10.4 billion was held for sale, and $3.4 billion was held for investment (see Note 11). At that date, mortgage loans owned or securitized which were 60 days or more past due totaled $3.1 billion.
   The investors and the securitization trusts associated with the sales of finance receivables and mortgage loans have no recourse to GM's other assets for failure of debtors to pay when due. The Corporation's retained interests are subordinate to the investors' interests. Their fair value is subject to credit, prepayment, and interest rate risks on the transferred assets.
   The resulting gain or loss on securitization transactions is determined by allocating the carrying amount of the loans or finance receivables between the securities sold and the interests retained based on their relative fair value at the date of sale. Fair values are based on quoted market prices, if available. Otherwise, the fair values of the retained interests are estimated based on the present value of expected future cash flows.
   Key economic assumptions used in measuring the fair value of retained interests at the date of the securitization, for securitizations completed during 2001, were as follows:

                                                          Mortgage Loans
                                   Retail Finance   ---------------------------
                                    Receivables      Residential    Commercial
                                   --------------   -------------  ------------

Prepayment speed                    0.8% to 1.3%    9.8% to 38.0%  0.0% to 50.0%
Weighted-average life (in years)     1.5 to 1.8      1.7 to 8.2     1.2 to 13.3
Residual cash flows discounted at   9.5% to 12.0%   6.5% to 13.5%  6.9% to 54.7%
Variable returns to transferees   One month LIBOR       Forward benchmark
                                  plus contractual   interest rate yield curve
                                 spread ranging from   plus contractual spread
                                4 to 35 basis points

   Expected credit losses used in measuring the fair value of retained interests in residential and commercial mortgage loans securitized during 2001 were 0.0% to 22.9% and 0.0% to 1.9%, respectively, at the date of securitization.
   At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions were as follows (dollars in millions):






                                      II-33

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 5.  Finance Receivables and Securitizations (concluded)

Securitizations of Finance Receivables and Mortgage Loans (concluded)

                                                        Mortgage Loans
                                  Retail Finance  -----------------------------
                                    Receivables    Residential     Commercial
                                  --------------  -------------   -------------
Carrying amount/fair value of
retained interests                    $1,678         $2,675           $782

Prepayment speed (annual rate)     0.6% to 1.8%   9.9% to 47.0%   0.0% to 50.0%
   Reduction in fair value due to
     10% adverse change                   $2           $199             $2
   Reduction in fair value due to
     20% adverse change                   $4           $387             $2

Residual cash flows discount rate
    (annual rate)                  7.7% to 12.0%  6.5% to 13.5%   6.9% to 58.4%
   Reduction in fair value due to
     10% adverse change                   $7            $78            $40
   Reduction of fair value due to
     20% adverse change                  $15           $152            $75

Variable returns to transferees
   Reduction in fair value due to
     10% adverse change                  $30            $17            $ -
   Reduction in fair value due to
     20% adverse change                  $61            $31            $ -

   Expected credit losses used in the calculation of the fair value of residual cash flows at December 31, 2001 for residential and commercial mortgage loans were 0.0% to 22.9% and 0.0% to 2.3%, respectively. An immediate 10% adverse change in these assumptions would reduce the fair value of such cash flows by $136 million and $8 million for residential and commercial mortgage loans, respectively. An immediate 20% adverse change in these assumptions would reduce the fair value of such cash flows by $271 million and $11 million for residential and commercial mortgage loans, respectively.
   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities. Further, these sensitivities show only the change in the asset balances and do not show any expected changes in the fair value of derivative financial instruments used to manage the interest rate and prepayment risks associated with these assets, as discussed in Note 19.
   The following summarizes cash flows received from (paid to) securitization trusts during the year ended December 31, 2001 (dollars in millions):

                                                          Mortgage Loans
                                      Retail Finance  -----------------------
                                       Receivables    Residential  Commercial
                                      --------------  -----------  ----------

Proceeds from new securitizations         $7,354        $34,803      $3,262
Servicing fees received                      292            255          16
Other cash flows received on retained
  interests                                1,560            763          64
Pool buybacks and purchases of
  delinquent assets                         (510)          (320)          -
Servicing advances                           (88)          (616)        (95)
Repayments of servicing advances              66            613          71

Mortgage Servicing Rights

   The fair value of GM's mortgage servicing rights totaled $5.4 billion and $4.1 billion at December 31, 2001 and 2000, respectively. The key economic assumptions used in the calculation of such fair values are prepayment speeds and discount rates. At December 31, 2001, a prepayment speed of 12.4% and a discount rate of 9.1% were used in the calculation of fair value. At that date, an immediate 10% and 20% adverse change in the assumed prepayment speed would reduce the fair value of mortgage servicing rights by $162 million and $310 million, respectively. An immediate 10% and 20% adverse change in the assumed discount rate would reduce the fair value of mortgage servicing rights by $162 million and $314 million, respectively. These sensitivities are hypothetical and should be used with caution for reasons similar to those discussed above.


                                      II-34
                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                                             December 31,
                                                         -------------------
                                                          2001         2000
                                                         ------       ------

Productive material, work in process, and supplies       $5,069       $5,544
Finished product, service parts, etc.                     6,779        7,257
                                                         ------       ------
  Total inventories at FIFO                              11,848       12,801
   Less LIFO allowance                                    1,814        1,856
                                                         ------       ------
     Total inventories (less allowances)                $10,034      $10,945
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

Automotive, Communications Services, and Other Operations

  Equipment on operating leases included in equipment on operating leases and other assets was as follows (dollars in millions):

                                              December 31,
                                         --------------------
                                           2001        2000
                                         --------    --------

   Equipment on operating leases         $11,107     $11,268
   Less accumulated depreciation          (1,767)     (1,335)
                                          ------      ------
     Net book value                       $9,340      $9,933
                                           =====       =====

   Current                                $4,524      $5,699
   Noncurrent (Note 11)                    4,816       4,234
                                           -----       -----
     Net book value                       $9,340      $9,933
                                           =====       =====

Financing and Insurance Operations

   Equipment on operating leases included in investment in leases and other receivables was as follows (dollars in millions):
                                               December 31,
                                         --------------------
                                           2001        2000
                                         --------    --------

   Equipment on operating leases         $36,534     $41,295
   Less accumulated depreciation          (8,544)     (8,762)
                                         -------     -------
   Net book value                        $27,990     $32,533
                                          ======      ======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2001 are as follows:
Automotive, Communications Services, and Other Operations - 2002-$1.8 billion; 2003-$644 million; 2004-$607 million; 2005 - $556 million, and 2006 - $516 million. Financing and Insurance Operations - 2002-$6.5 billion; 2003-$3.6 billion; 2004-$1.6 billion; 2005 - $265 million, and 2006 - $8 million.




                                      II-35

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8.  Income Taxes

   Income from continuing operations before income taxes and minority interests included the following (dollars in millions):
                                                  Years Ended December 31,
                                               ------------------------------
                                                2001        2000        1999
                                                ----        ----        ----

U.S. income (loss)                            $(1,190)     $3,019      $4,156
Foreign income                                  2,708       4,145       4,891
                                                -----       -----       -----
  Total                                        $1,518      $7,164      $9,047
                                                =====       =====       =====

   The provision for income taxes was estimated as follows (dollars in millions):

                                                  Years Ended December 31,
                                               ------------------------------
                                                2001        2000        1999
                                                ----        ----        ----

Income taxes estimated to be payable currently
   U.S. federal                                   $34         $45        $156
   Foreign                                      1,347         971       1,368
   U.S. state and local                            (9)         72         308
                                              -------      ------      ------
     Total payable currently                    1,372       1,088       1,832
                                                -----       -----       -----
Deferred income tax expense (credit) - net
   U.S. federal                                  (246)        742       1,008
   Foreign                                       (401)        281         244
   U.S. state and local                            43         282          34
                                                 ----      ------      ------
     Total deferred                              (604)      1,305       1,286
                                                  ---       -----       -----

      Total income taxes                         $768      $2,393      $3,118
                                                  ===       =====       =====

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently invested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed essentially permanently reinvested, of $13.1 billion at December 31, 2001 and $13.4 billion at December 31, 2000. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

                                                  Years Ended December 31,
                                               ------------------------------
                                                2001        2000        1999
                                                ----        ----        ----

Tax at U.S. federal statutory income tax rate    $485      $2,507      $3,166
Foreign rates other than 35%                      134          78        (109)
Taxes on unremitted earnings of subsidiaries       29           -         138
Tax credits                                       (50)        (45)       (207)
Raytheon settlement (1)                           180           -           -
Other adjustments                                 (10)       (147)        130
                                                 ----      ------      ------
    Total income tax                             $768      $2,393      $3,118
                                                  ===       =====       =====

(1) Non-tax deductible settlement with the Raytheon Company on a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense.

   Deferred income tax assets and liabilities for 2001 and 2000 reflect the impact of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.



                                      II-36
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8.  Income Taxes (concluded)

   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

December 31,
                                              2001                2000
                                              ----                ----
                                           Deferred Tax        Deferred Tax
                                       -------------------  -------------------
                                       Assets  Liabilities  Assets  Liabilities
                                       ------  -----------  ------  -----------
Postretirement benefits other
  than pensions                       $15,057        $ -   $14,393        $ -
Employee benefit plans                  8,721      8,046     2,884      8,182
Warranties, dealer and customer
  allowances, claims, and discounts     4,376          -     4,952          -
Depreciation and amortization             412      3,671       652      3,742
Tax carryforwards                       3,993          -     3,125          -
Lease transactions                          -      4,044         -      3,911
Miscellaneous foreign                   4,465      1,463     4,150      1,372
Other                                   7,683      4,948     7,287      4,493
                                       ------     ------    ------     ------
  Subtotal                             44,707     22,172    37,443     21,700
Valuation allowances                     (604)         -      (640)         -
                                       ------     ------    ------     ------
     Total deferred taxes             $44,103    $22,172   $36,803    $21,700
                                       ======     ======    ======     ======

   Of the tax carryforwards, approximately 20% relates to the alternative minimum tax credit (which can be carried forward indefinitely) and approximately 14% relates to the U.S. state net operating loss carryforwards, which will expire in the years 2002-2021 if not used. However, a substantial portion of the U.S. state net operating loss carryforwards will not expire until after the year 2005. The other tax credit carryforwards, consisting primarily of research and experimentation credits, will expire in the years 2004, 2011-2012, and 2018-2021 if not used.

NOTE 9.  Property - Net

   Property - net included the following for Automotive, Communications Services, and Other Operations (dollars in millions):

                                                Estimated         December 31,
                                                 Useful       -----------------
                                              Lives (Years)    2001      2000
                                              -------------  -------    ------
  Land                                               -          $899      $924
  Buildings and land improvements                 2-40        13,294    12,997
  Machinery and equipment                         3-30        41,091    40,900
  Construction in progress                           -         4,464     4,664
                                                             -------   -------
    Real estate, plants, and equipment                        59,748    59,485
    Less accumulated depreciation                            (33,404)  (32,875)
                                                              ------    ------
      Real estate, plants, and equipment - net                26,344    26,610
      Special tools - net                                      8,564     7,367
                                                             -------   -------
        Total property - net                                 $34,908   $33,977
                                                              ======    ======

   Financing and Insurance Operations had net property of $1.5 billion and $1.4 billion recorded in other assets at December 31, 2001 and 2000, respectively.

   Depreciation and amortization expense was as follows (dollars in millions):

                                                   Years Ended December 31,
Automotive, Communications Services, and         ----------------------------
Other Operations                                  2001       2000       1999
----------------------------------------         ------     ------     ------

   Depreciation                                  $4,383     $4,368     $4,155
   Amortization of special tools                  2,360      2,753      2,492
   Amortization of intangible assets (Note 10)      308        308        226
                                                  -----     ------     ------
      Total                                      $7,051     $7,429     $6,873
                                                  =====      =====      =====

Financing and Insurance Operations

   Depreciation and amortization expense         $5,857     $5,982     $5,445
                                                  =====      =====      =====

                                      II-37
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10.  Intangible Assets - Net

   Automotive, Communications Services, and Other Operations had net intangible assets of $13.7 billion and $7.6 billion at December 31, 2001 and December 31, 2000, respectively. At December 31, 2001, net intangible assets consisted primarily of goodwill ($6.8 billion) and pension intangible assets ($6.2 billion). Goodwill is the cost of acquired businesses in excess of the fair value of their identifiable net assets. The pension intangible asset resulted from the U.S. hourly pension plan becoming underfunded in 2001. At December 31, 2000, net intangible assets consisted primarily of goodwill ($6.8 billion).
   Financing and Insurance Operations had net intangible assets of $3.2 billion recorded in other assets, consisting primarily of goodwill, at December 31, 2001 and 2000.

NOTE 11.  Other Assets

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Other assets included the following (dollars in millions):

                                                            December 31,
                                                        --------------------
                                                         2001          2000
                                                        ------        ------

Equipment on operating leases - noncurrent (Note 7)     $4,816        $4,234
Investments in equity securities                         3,408         4,666
U.S. prepaid pension assets (Note 14)                    7,006        20,184
Other                                                    2,044         3,159
                                                        ------        ------
   Total other assets                                  $17,274       $32,243
                                                        ======        ======

   The balance in Investments in equity securities at December 31, 2001 and 2000 includes GM's 20% interest in Fiat Auto of $2.4 billion. In connection with GM's acquisition of a 20% interest in Fiat Auto, GM did not acquire the ability or right to appoint any directors to the board of Fiat Auto, its controlling stockholder, Fiat S.p.A., or any of the companies in the Fiat group. In fact, no officer, director, or employee of GM or any controlled affiliate of GM serves as a director, officer, or employee of Fiat Auto, Fiat S.p.A., or any of the companies in the Fiat group. Accordingly, because GM is not able to exercise significant influence over the operating and financial decisions of Fiat Auto, this investment is accounted for using the cost method of accounting. (See Note 15 for further discussion.)
   The balance in Investments in equity securities at December 31, 2001 and 2000 also includes the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM's intent to hold these securities for longer than one year. Balances include historical costs of $704 million and $1.9 billion with unrealized gains of $311 million and $495 million and unrealized losses of $38 million and $146 million at December 31, 2001 and 2000, respectively.

Financing and Insurance Operations
----------------------------------

   Other assets included the following (dollars in millions):

                                                            December 31,
                                                        --------------------
                                                         2001          2000
                                                        ------        ------


Mortgage servicing rights                               $4,840        $3,985
Real estate mortgages - held for sale                   10,187         5,759
                      - held for investment              3,384         1,895
                      - lending receivables              4,521         2,960
Other mortgage - related assets                          1,800         1,451
Receivables purchased from factoring clients             1,419         2,291
Due and deferred from receivables sales                  2,260         1,097
Rental car buybacks                                        235           826
Intangible assets                                        3,206         3,188
Other                                                    5,127         4,394
                                                        ------        ------
   Total other assets                                  $36,979       $27,846
                                                        ======        ======






                                      II-38
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12.  Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive, Communications Services, and Other Operations

   Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):
                                                            December 31,
                                                        --------------------
                                                         2001          2000
                                                        ------        ------


Warranties, dealer and customer allowances, claims,
  and discounts                                        $16,421       $15,993
Deferred revenue (1)                                     8,331         9,974
Payrolls and employee benefits (excludes
  postemployment)                                        6,069         4,609
Unpaid losses under self-insurance programs              2,016         2,031
Taxes, other than income taxes                           1,082         1,009
Interest                                                   904         1,401
Deferred income taxes                                    2,420         2,430
Postemployment benefits (including extended
  disability benefits)                                   2,218         2,380
Other                                                    8,423         9,193
                                                        ------        ------
  Total accrued expenses, other liabilities, and
    deferred income taxes                              $47,884       $49,020
                                                        ======        ======

Financing and Insurance Operations

   Other liabilities and deferred income taxes included the following (dollars in millions):

                                                            December 31,
                                                        --------------------
                                                         2001          2000
                                                        ------        ------

Unpaid insurance losses, loss adjustment expenses,
  and unearned insurance premiums                        4,375        $3,870
Postemployment benefits                                    766           761
Income taxes                                               483           571
Deferred income taxes                                    4,305         4,021
Interest                                                 2,428         1,828
Interest rate derivatives (2)                            2,942             -
Other                                                      960         1,871
                                                        ------        ------
  Total other liabilities and deferred income taxes    $16,259       $12,922
                                                        ======        ======
------------------------
(1) Principally relates to sales of vehicles to rental companies.
(2) Effective  January 1, 2001,  the  Corporation  began  recording the fair
    market  value  of  its   derivatives  on  the  balance  sheet  due  to  the
    implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." (See Note 1 for further discussion.)

NOTE 13.  Long-Term Debt and Loans Payable

Automotive, Communications Services, and Other Operations

  Long-term debt and loans payable were as follows (dollars in millions):

                                       Weighted-Average
                                        Interest Rate        December 31,
                                       ----------------   ------------------
                                       2001    2000        2001        2000
                                       ----    ----       ------      ------
Long-term debt and loans payable
   Payable within one year
     Current portion of long-term
       debt (1)                        2.5%    6.3%         $64        $415
     Commercial paper (1)              2.7%    5.8%         129         519
     All other                         3.8%    4.8%       2,209       1,274
                                                          -----       -----
      Total loans payable                -       -        2,402       2,208
   Payable beyond one year (1)         8.2%    8.1%      10,720       7,438
   Unamortized discount                                     (27)        (28)
   Mark to Market Adjustment                                 33           -
                                                         ------       -----
        Total long-term debt and loans payable           13,128       9,618
                                                         ======       =====

---------------
(1) The weighted-average interest rates include the impact of interest rate swap agreements.

                                      II-39
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13.  Long-Term Debt and Loans Payable (continued)

   Long-term debt payable beyond one year at December 31, 2001 included maturities as follows: 2003 - $767 million; 2004 - $620 million; 2005 - $796 million; 2006 - $311 million; 2007 and after - $8.2 billion.
   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2001 included $840 million in currencies other than the U.S. dollar, primarily the Japanese yen ($601 million), the Brazilian real ($149 million), and the Canadian dollar ($65 million).
   At December 31, 2001 and 2000, long-term debt and loans payable for Automotive, Communications Services, and Other Operations included $10.9 billion and $8.3 billion, respectively, of obligations with fixed interest rates and $2.2 billion and $1.3 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
     To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap and cap agreements. The notional amounts of such agreements as of December 31, 2001 for Automotive, Communications Services, and Other Operations were approximately $1.7 billion ($239 million pay fixed and $1.5 billion pay variable) and $90 million, respectively. The notional amounts of such agreements as of December 31, 2000 for Automotive, Communications Services, and Other Operations were approximately $1.2 billion ($200 million pay fixed and $1.0 billion pay variable) and $90 million, respectively.
   GM and its subsidiaries maintain substantial lines of credit with various banks that totaled $11.0 billion at December 31, 2001, of which $2.3 billion represented short-term credit facilities and $8.7 billion represented long-term credit facilities. At December 31, 2000, bank lines of credit totaled $11.6 billion, of which $4.3 billion represented short-term credit facilities and $7.3 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $1.8 billion and $6.7 billion at December 31, 2001, compared with $3.1 billion and $6.2 billion at December 31, 2000. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 2001.

Financing and Insurance Operations
----------------------------------

  Debt was as follows (dollars in millions):

                                       Weighted-Average
                                        Interest Rate       December 31,
                                       ----------------  ------------------
                                       2001    2000       2001        2000
                                       ----    ----      ------      ------
Debt
   Payable within one year
     Current portion of debt (1)       4.3%    6.5%     $22,014     $18,603
     Commercial paper (1)              2.7%    6.5%      16,620      43,634
     All other                         3.1%    4.6%      20,640      14,506
                                                         ------      ------
      Total loans payable                -       -       59,274      76,743
   Payable beyond one year (1)         5.5%    6.4%      93,717      58,846
   Unamortized discount                                    (693)       (552)
      Mark to Market Adjustment (2)                         888           -
                                                        -------     -------
        Total debt                                     $153,186    $135,037
                                                        =======     =======

----------------------
(1) The weighted-average interest rates include the impact of interest rate swap agreements.
(2) Effective January 1, 2001, the Corporation began recording its hedged debt at fair market value on the balance sheet due to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and
     Hedging Activities."

   Debt payable beyond one year at December 31, 2001 included maturities as follows: 2003 - $23.5 billion; 2004 - $18.5 billion; 2005 - $7.5 billion; 2006 -
$15.7 billion; 2007 and after - $28.5 billion.
   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2001 included $12.0 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($6.3 billion), the Euro ($3.1 billion), the G.B. pound sterling ($995 million), and the Australian dollar ($769 million).
   At December 31, 2001 and 2000, debt for Financing and Insurance Operations included $65.7 billion and $86.1 billion, respectively, of obligations with fixed interest rates and $87.3 billion and $48.9 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.


                                      II-40

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 13.  Long-Term Debt and Loans Payable (concluded)

   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap, cap, and floor agreements. The notional amounts of such agreements as of December 31, 2001 for Financing and Insurance Operations were approximately $46.2 billion ($41.3 billion pay variable and $4.9 billion pay fixed), $23 million, and $73 million, respectively. The notional amounts of such agreements as of December 31, 2000 for Financing and Insurance Operations were approximately $35.2 billion ($24.0 billion pay variable and $11.2 billion pay fixed), $74 million, and $83 million, respectively.
   GM's financing and insurance subsidiaries maintain substantial lines of credit with various banks that totaled $49.8 billion at December 31, 2001, of which $26.4 billion represented short-term credit facilities and $23.4 billion represented long-term credit facilities. At December 31, 2000, bank lines of credit totaled $48.5 billion, of which $17.5 billion represented short-term credit facilities and $31.0 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $15.7 billion and $23.3 billion at December 31, 2001 compared with $8.1 billion and $30.5 billion at December 31, 2000. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance during the year ended December 31, 2001.

NOTE 14.  Pensions and Other Postretirement Benefits

   GM has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and salary history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   Pension plan assets are primarily invested in U.S. Government obligations, equity and fixed income securities, commingled pension trust funds, insurance contracts, GM $1-2/3 par value common stock (valued at December 31, 2001 at $50 million), and GM Class H common stock (valued at December 31, 2001 at $2.3 billion).
   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made no pension contributions to the U.S. hourly and salary plans in 2001 and made contributions of $5.0 billion in 2000 (consisting entirely of GM Class H common stock contributed during the second quarter of
2000), and $794 million in 1999. In addition, GM made pension contributions to all other U.S. plans of $99 million, $69 million, and $67 million in 2001, 2000, and 1999, respectively.
   Additionally, GM maintains hourly and salary benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Postretirement plan assets in GM's VEBA trust are invested primarily in fixed income securities and GM Class H common stock (valued at December 31, 2001 at $296 million).
   Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14.  Pensions and Other Postretirement Benefits (continued)

                                               U.S. Plans       Non-U.S. Plans
                                            Pension Benefits   Pension Benefits    Other Benefits
                                            -----------------  ----------------  ------------------
                                             2001      2000     2001      2000     2001     2000
                                           --------  --------  -------  -------  --------  --------
                                                            (dollars in millions)
Change in benefit obligations
Benefit obligation at beginning of year    $76,131   $73,269   $9,911   $9,728    49,889   $44,683
Service cost                                   901       900      176      177       480       448
Interest cost                                5,294     5,425      638      630     3,733     3,346
Plan participants' contributions                25        32       24       25        50        47
Amendments                                      33         5        2        3         -       (49)
Actuarial losses                               152     4,269      346      251     1,582     4,392
Benefits paid                               (6,321)   (6,299)    (549)    (503)   (3,173)   (2,805)
Divestitures - Hughes' satellite systems         -    (1,263)       -        -         -         -
Curtailment charges and other                  168     (207)     (598)    (400)      (72)     (173)
                                            ------    ------    -----    -----    ------    ------
   Benefit obligation at end of year        76,383    76,131    9,950    9,911    52,489    49,889
                                            ------    ------    -----    -----    ------    ------
Change in plan assets
Fair value of plan assets at beginning
   of year                                  77,866    80,462    7,397    7,062     6,724     6,291
Actual return on plan assets                (4,444)      634     (391)     821      (479)      421
Employer contributions                          99     5,031       92      187         -       743
Plan participants' contributions                25        32       24       25         -         -
Benefits paid                               (6,321)   (6,299)    (417)    (386)   (1,300)     (731)
Divestitures - Hughes' satellite systems         -    (1,841)       -        -         -         -
Settlement charges and other                    97      (153)    (365)    (312)        -         -
                                             -----     -----      ---      ---     -----       ---
   Fair value of plan assets at end
     of year                                67,322    77,866    6,340    7,397     4,945     6,724
                                            ------    ------    -----    -----    ------   -------
Funded status                               (9,061)    1,735   (3,610)  (2,514)  (47,544)  (43,165)
Unrecognized actuarial loss                 21,207     9,195    1,808      555     8,902     6,444
Unrecognized prior service cost              7,174     8,442      740      909       249       207
Unrecognized transition obligation               -         1      54        63         -         -
                                            ------    ------    -----      ---    ------    ------
   Net amount recognized                   $19,320   $19,373  $(1,008)   $(987)  (38,393) $(36,514)
                                            ======    ======    =====      ===    ======    ======
Amounts recognized in the consolidated
   balance sheets consist of:
     Prepaid benefit cost                   $7,006   $20,184     $521   $1,676      $  -      $  -
     Accrued benefit liability              (7,613)     (936)  (3,209)  (2,668)   38,393)  (36,514)
     Intangible asset                        5,625        56      606        1         -         -
     Accumulated other comprehensive
       income                               14,302        69    1,074        4         -         -
                                            ------    ------    -----      ---    ------    ------
     Net amount recognized                 $19,320   $19,373  $(1,008)   $(987) $(38,393) $(36,514)
                                            ======    ======    =====      ===    ======    ======



   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $59.3 billion, $58.8 billion, and $48.2 billion, respectively, as of December 31, 2001, and $4.0 billion, $3.4 billion, and $0, respectively, as of December 31, 2000.

                                            U.S. Plans             Non-U.S. Plans
                                         Pension Benefits         Pension Benefits         Other Benefits
                                     ------------------------  ----------------------  ----------------------
                                       2001    2000     1999    2001    2000    1999    2001    2000    1999
                                     -------  -------  ------  ------  ------  ------  ------  ------  ------
                                                               (dollars in millions)
Components of expense
Service cost                           $901     $900  $1,007    $176    $177    $202     $480    $448    $502
Interest cost                         5,294    5,425   4,722     638     630     604    3,733   3,346   2,802
Expected return on plan assets       (7,521)  (7,666) (6,726)   (605)   (578)   (526)    (542)   (650)   (377)
Amortization of prior service cost    1,325    1,416     926      93      97      99      (45)    (42)   (104)
Amortization of transition asset         82      (48)    (37)      3     (17)    (17)       -       -       -
Recognized net actuarial loss/(gain)      -        8     348      (1)      2      79       96      70     124
Curtailments, settlements, and other     65      235   2,351     100      24      22        -       -       -
Discontinued operations                   -        -  (2,349)      -       -       -        -       -       -
                                        ---      ---   -----     ---     ---     ---    -----   -----   -----
Net expense                            $146     $270    $242    $404    $335    $463   $3,722  $3,172  $2,947
                                        ===      ===     ===     ===     ===     ===    =====   =====   =====





                                      II-42

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 14.  Pensions and Other Postretirement Benefits (concluded)

                                                     Non-US
                                    U.S. Plans   Plans Pension
                                Pension Benefits    Benefits    Other Benefits
                                ---------------- -------------- --------------
                                2001  2000  1999 2001 2000 1999 2001 2000 1999
                                ----  ----  ---- ---- ---- ---- ---- ---- ----
Weighted-average assumptions
Discount rate                   7.3%  7.3%  7.8% 6.8% 7.1% 7.1% 7.3% 7.7% 7.7%
Expected return on plan assets 10.0% 10.0% 10.0% 8.9% 9.0% 9.0% 7.9% 8.1% 8.3%
Rate of compensation increase   5.0%  5.0%  5.0% 3.8% 4.0% 4.0% 4.7% 4.3% 4.4%

   For measurement purposes, an approximate 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002 and 7.3% was assumed for 2003. The rate was assumed to decrease on a linear basis to 5.0% through 2008 and remain at that level thereafter. The lower assumed rate for 2002 and 2003 compared to the assumed rate for 2001 of 8.6% reflects the impact of various initiatives put in place in 2001 to lower 2002 claims experience.
   A one percentage point increase in the assumed health care trend rate would have increased the Accumulated Projected Benefit Obligation (APBO) by $5.4 billion at December 31, 2001 and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 2001 by $472 million. A one percentage point decrease would have decreased the APBO by $4.5 billion and decreased the aggregate service and interest cost components of non-pension postretirement benefit expense for 2001 by $394 million.
   GM's asset return assumption is derived from a detailed study conducted by GM's actuaries and GM's asset management group and is based on long-term historical data. Although in 2000 and 2001 asset returns have been below GM's long-term asset return assumption, in any 10 year period over the last 15 years, GM has achieved pension asset returns of 10% per annum or greater.

NOTE 15.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property: 2002-$630 million; 2003-$566 million; 2004-$464 million; 2005-$411 million; 2006-$468 million and $2.1 billion in 2007 and thereafter. Certain of these minimum commitments fund the obligations of non-consolidated SPEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $849 million, $861 million, and $825 million in 2001, 2000, and 1999, respectively.
     GM sponsors a credit card program, entitled the GM Card program, that offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders (net of deferred program income) was $3.9 billion, $3.8 billion, and $3.7 billion at December 31, 2001, 2000, and 1999, respectively. As part of a marketing agreement entered into with America Online, Inc. (AOL) on June 21, 1999, Hughes committed to increase its sales and marketing expenditures through 2002 by approximately $1.5 billion related to DirecPC/AOL-Plus, DIRECTV, DIRECTV/AOL TV, and DirecDuo. At December 31, 2001, Hughes' remaining commitment under this agreement was approximately $1.0 billion.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships and environmental matters. In connection with the disposition by Hughes of its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price and other matters that may result in payments by Hughes to The Boeing Company that would be material to Hughes. In connection with a dispute between Hughes and General Electric Capital Corporation ("GECC"), a judgment, currently being appealed by Hughes, was entered into in GECC's favor that, if not overturned, could be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2001. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.


                                      II-43
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 15.  Commitments and Contingent Matters (concluded)

   Beginning January 2004, Fiat S.p.A. (Fiat) has the right to exercise a put option to require GM to purchase 80% of Fiat Auto B.V. (Fiat Auto) at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period.

NOTE 16.  Preferred Securities of Subsidiary Trust

General Motors - Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust
   In July 1997, the General Motors Capital Trust G (Trust) issued approximately $143 million of its 9.87% Trust Originated Preferred Securities sm (TOPrS sm), Series G (Series G Preferred Securities), in a one-for-one exchange for approximately 5 million of the outstanding GM Series G 9.12% Depositary Shares, each representing one-fourth of a share of GM Series G Preference Stock, $0.10 par value per share.
   Concurrently with the exchange and the related purchase by GM from the Trust of the common securities of the Trust, which represent approximately 3% of the total assets of the Trust, GM issued to the wholly-owned Trust, as the Trust's sole assets, its 9.87% Junior Subordinated Deferrable Interest Debentures, Series G, due July 1, 2012 (the "Series G Debentures"), having an aggregate principal amount equal to the aggregate stated liquidation amount of the Series G Preferred Securities and the related common securities ($131 million with respect to the Series G Debentures).
      On April 2, 2001, GM redeemed the Series G Trust's sole assets causing the Series G Trust to redeem the approximately 5 million outstanding Series G 9.87% TOPrS. The Series G TOPrS were redeemed at a price of $25 per share plus accrued and unpaid dividends of $0.42 per share. Also on April 2, 2001, GM redeemed the approximately 5 million outstanding Series G 9.12% Depositary Shares, each of which represents a one-fourth interest in a GM Series G Preference Stock, at a price of $25 per share plus accrued and unpaid dividends of $0.59 per share. The securities together had a total face value of approximately $252 million.


-----------------
sm "Trust Originated Preferred Securities" and "TOPrS" are service trademarks of Merrill Lynch & Co.

NOTE 17.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 1999 to December 31, 2001 (dollars in millions):
                                               Common Stocks
                                            -------------------    Total
                               Preference    $1-2/3               Capital
                                 Stocks     par value   Class H    Stock
                               ----------   ---------   -------   -------

Balance at January 1, 1999        $ 1        $1,092       $11     $1,104
  Shares reacquired                (1)          (75)        -        (76)
  Shares issued                     -            16         3         19
                                   --         -----       ---      -----

Balance at December 31, 1999        -         1,033        14      1,047
  Shares reacquired                 -          (184)        -       (184)
  Shares issued                     -            65        74        139
                                   --         -----        --      -----

Balance at December 31, 2000        -           914        88      1,002
  Shares reacquired                 -             -         -          -
  Shares issued                     -            18         -         18
                                   --           ---      ----      -----
Balance at December 31, 2001      $ -          $932       $88     $1,020
                                   ==           ===        ==      =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity (continued)

Preference Stocks
   On June 24, 1999, as part of a strategic alliance with Hughes, AOL invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par value $0.10 per share. This preference stock will automatically convert into GM Class H common stock in June 2002, based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, and accrues quarterly dividends at a rate of 6.25% per year. It may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Series A Preferred Stock through a cash payment to GM equal to the fair market value of GM Class H common stock issuable upon the conversion. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount.

Common Stocks
   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to the U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30% and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to 70% on a fully diluted basis.
   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All GM Class H common stock per share amounts and numbers of shares for all periods presented have been adjusted to reflect the stock split. Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock were not changed. The voting and liquidation rights of GM $1-2/3 par value common stock are one vote per share and one liquidation unit per share.
   On July 24, 2000, Fiat S.p.A. purchased for $2.4 billion approximately 32 million shares of GM $1-2/3 par value common stock, or approximately 5.4% of GM's $1-2/3 par value common stock outstanding as of that date.
   The liquidation rights of the GM $1-2/3 par value and GM Class H common stocks are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   The outstanding shares of GM Class H common stock may be recapitalized as shares of GM $1-2/3 par value common stock at any time after December 31, 2002, at the sole discretion of the GM Board, or automatically, if at any time the Corporation should sell, liquidate, or otherwise dispose of 80% or more of the business of Hughes, based on the fair market value of the assets, both tangible and intangible, of Hughes as of the date that such proposed transaction is approved by the GM Board. In the event of any recapitalization, all outstanding shares of GM Class H common stock will automatically be converted into GM's $1-2/3 par value common stock at an exchange rate that would provide GM Class H common stockholders with that number of shares of GM $1-2/3 par value common stock that would have a value equal to 120% of the value of their GM Class H common stock, on such date. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of GM $1-2/3 par value common stock and holders of the GM Class H common stock voting separately as individual classes) vote to approve an alternative proposal from the GM Board.





                                      II-45
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 17.  Stockholders' Equity (concluded)

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):


                                                                   Years Ended December 31,
                                       --------------------------------------------------------------------------------
                                                 2001                      2000                       1999
                                       -------------------------   -------------------------  -------------------------
                                       Pre-tax  Tax Exp.   Net     Pre-tax  Tax Exp.   Net    Pre-tax  Tax Exp.   Net
                                       Amount   (Credit)  Amount   Amount   (Credit)  Amount  Amount   (Credit)  Amount
                                       -------  --------  ------   -------  --------  ------  -------  --------  ------
Foreign currency translation
   adjustments                           $(565)  $(148)    $(417)   $(741)  $(272)    (469) $(1,519)    $(575)   $(944)
Unrealized (loss) gain on securities:
  Unrealized holding (loss) gain           (41)    (26)      (15)    (481)   (179)    (302)     998       372      626
  Reclassification adjustment              (81)    (27)      (54)    (175)    (62)    (113)    (171)      (60)    (111)
                                           ---      --       ---      ---     ---      ---      ---       ---      ---
    Net unrealized (loss) gain            (122)    (53)      (69)    (656)   (241)    (415)     827       312      515
                                           ---      --       ---      ---     ---      ---      ---       ---      ---
Minimum pension liability adjustment   (15,303) (5,767)   (9,536)     118      42       76    7,980     3,012    4,968
Net unrealized loss on derivatives        (387)    (80)     (307)       -       -        -        -         -        -
                                        ------   -----     -----      ---     ---      ---    -----     -----    -----
Other comprehensive (loss) income
  from continuing operations          $(16,377) (6,048) $(10,329) $(1,279)  $(471)   $(808)  $7,288    $2,749   $4,539
                                        ======   =====    ======    =====     ===      ===    =====     =====    =====

NOTE 18.  Earnings Per Share Attributable to Common Stocks

   Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted EPS attributable to each class of GM common stock considers the impact of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect. All GM Class H common stock per share amounts and numbers of shares for 2000 and 1999 have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid on June 30, 2000.
   The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

                                                    Years Ended December 31,
                                                 ----------------------------
                                                 2001       2000        1999
                                                 ----       ----        ----
Earnings attributable to common stocks
   $1-2/3 par value
     Continuing operations                       $984      $3,957      $5,592
     Discontinued operations                        -           -         426
                                                  ---       -----       -----
   Earnings attributable to $1-2/3 par value     $984      $3,957      $6,018
                                                  ===       =====       =====

   Earnings (losses) attributable to Class H    $(482)       $385        $(96)
                                                  ===         ===          ==

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   Earnings (losses) attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). The calculated earnings (losses) used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (876 million, 681 million, and 374 million, for 2001, 2000, and 1999, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion during 2001, 2000, and 1999, respectively. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, and the redemption of Series A Preferred Stock and simultaneous capital contribution to Hughes, both the numerator and the denominator used in the computation of ASCNI will increase by the number of shares of the GM Class H common stock issued.
..

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Earnings Per Share Attributable to Common Stocks (concluded)

   In addition, the denominator used in determining the ASCNI of Hughes may be adjusted on occasion as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees, and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   Shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. On occasion, in anticipation of exercises of stock options, Hughes purchases GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (dollars in millions except per share amounts):



                                             $1-2/3 Par Value Common Stock      Class H Common Stock
                                             -----------------------------   --------------------------
                                                                Per Share                    Per Share
                                             Income    Shares     Amount     ASCNI   Shares    Amount
                                             ------    ------    ---------   -----   ------   ---------
Year ended December 31, 2001
Income (loss) from continuing operations     $1,018                          $(417)
Less:Dividends on preference stocks              34                             65
                                             ------                           ----
Basic EPS
  Income (loss) from continuing operations
   attributable to common stocks               $984      551       $1.78     $(482)    876     $(0.55)
                                                                    ====                         ----
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options      -        5                     -       -
                                                ---      ---                   ---     ---
Diluted EPS
  Adjusted income (loss) from continuing
   operations attributable to common stocks    $984      556       $1.77     $(482)    876     $(0.55)
                                                ===      ===        ====       ===     ===       ====

Year ended December 31, 2000
Income from continuing operations            $4,016                           $436
Less:Dividends on preference stocks              59                             51
                                              -----                            ---
Basic EPS
  Income from continuing operations
   attributable to common stocks             $3,957      582       $6.80      $385     681      $0.56
                                                                    ====                         ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options     (7)       9                     7      27
                                              -----      ---                   ---     ---
Diluted EPS
  Adjusted income from continuing
   operations attributable to common stocks  $3,950      591       $6.68      $392     708      $0.55
                                              =====      ===        ====       ===     ===       ====

Year ended December 31, 1999
Income (loss) from continuing operations     $5,657                           $(81)
Less:Dividends on preference stocks              65                             15
                                              -----                             --
Basic EPS
  Income (loss) from continuing operations
   attributable to common stocks              5,592      643       $8.70       (96)    374     $(0.26)
                                                                    ====                         ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options      -       12                     -       -
                                              -----      ---                   ---     ---
Diluted EPS
  Adjusted income (loss) from continuing
   operations attributable to common stocks  $5,592      655       $8.53      $(96)    374     $(0.26)
                                              =====      ===        ====       ===     ===       ====


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Derivative Financial Instruments and Risk Management

   Effective January 1, 2001, GM adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. GM assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. The adoption of this standard did not have a material impact on GM's consolidated financial position or results of operations.
   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of minimizing exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.

Cash Flow Hedges
   GM uses financial instruments designated as cash flow hedges to hedge the Corporation's exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and its exposure to commodity price risk associated with changes in prices of commodities used in its automotive business, primarily non-ferrous metals used in the manufacture of automotive components. For transactions denominated in foreign currencies GM typically hedges forecasted and firm commitment exposures up to one year in the future. For commodities, GM hedges exposures up to 6 years in the future. For the year ended December 31, 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges, and changes in the time value of the instruments (which are excluded from the assessment of hedge effectiveness), increased cost of sales and other expenses by $5 million and $101 million, respectively. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the year ended December 31, 2001, net derivative gains of $2 million were reclassified to cost of sales and other expenses. These net gains were offset by net losses on the transactions being hedged. Approximately $139 million of net derivative losses included in other comprehensive income at December 31, 2001 will be reclassified into earnings within twelve months from that date.

Fair Value Hedges
   GM uses financial instruments designated as fair value hedges to manage certain of the Corporation's exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments are used to hedge GM's exposure associated with its fixed rate debt and mortgage servicing rights (MSR's). For the year ended December 31, 2001, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to the hedging of MSR's, increased selling, general, and administrative expenses by $218 million. During the same period, no fair value hedges were derecognized.

Undesignated Derivative Instruments
   Forward contracts and options not designated as hedging instruments under SFAS No. 133 are also used to hedge certain foreign currency, commodity, and interest rate exposures. Unrealized gains and losses on such instruments are recognized currently in earnings.

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

   Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (dollars in millions):

                                                     December 31,
                                         -----------------------------------
                                                2001              2000
                                         -----------------  ----------------
                                          Book       Fair    Book     Fair
                                          Value     Value    Value    Value
                                         -------   -------  -------  -------
Automotive, Communications Services,
and Other Operations
------------------------------------

Assets
  Other assets (1)                       $4,076    $4,040   $5,431   $5,433
  Derivative assets                        $187      $187      $46     $144
Liabilities
  Long-term debt (2)                    $10,726   $11,817   $7,410   $7,019
  Other liabilities (1)                    $487      $510     $516     $548
  Derivative liabilities                   $281      $281      $30     $106
Preferred securities of subsidiary
  trusts (3) (Note 16)                      $ -       $ -     $139     $136

Financing and Insurance Operations
----------------------------------

Assets
  Finance receivables - net (4)         $99,813  $101,368  $92,415  $92,343
  Other assets (1)                      $21,770   $21,971  $14,260  $14,285
  Derivative assets                      $1,673    $1,673     $408   $1,290
Liabilities
  Debt (payable beyond one year) (2)    $93,024   $93,398  $58,295  $57,863
  Derivative liabilities                 $2,942    $2,942     $987   $1,840

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

   Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Automotive, Communications Services, and Other Operations' loans payable and Financing and Insurance Operations' debt payable within one year for the periods ending December 31, 2001 and 2000.

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
                                          2001        2000        1999
                                          ----        ----        ----

   Net income - as reported               $601      $4,452      $6,002
              - pro forma                 $227      $4,125      $5,788
   Earnings (losses) attributable
   to common stocks
      $1-2/3  - as reported               $984      $3,957      $6,018
              - pro forma                 $769      $3,709      $5,823
      Class H - as reported              $(482)       $385        $(96)
              - pro forma                $(642)       $306       $(115)

   Basic earnings (losses) per share
   attributable to common stocks
      $1-2/3  - as reported               $1.78      $6.80       $9.36
              - pro forma                 $1.39      $6.38       $9.06
      Class H - as reported              $(0.55)     $0.56      $(0.26)
              - pro forma                $(0.73)     $0.45      $(0.31)

   Diluted earnings (losses) per share
   attributable to common stocks
      $1-2/3  - as reported               $1.77      $6.68       $9.18
              - pro forma                 $1.38      $6.26       $8.88
      Class H - as reported              $(0.55)     $0.55      $(0.26)
              - pro forma                $(0.73)     $0.44      $(0.31)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                              2001               2000               1999
                      ------------------ ------------------ ------------------
                       GM   Hughes  GM    GM   Hughes  GM    GM   Hughes  GM
                       SIP  Plan   SSOP   SIP  Plan   SSOP   SIP  Plan   SSOP
                      ----- ------ ----- ----- ------ ----- ----- ------ -----

Interest rate          4.6%   5.1%  4.6%  6.4%   6.5%  6.5%  4.8%   5.2%  4.8%
Expected life (years)  5.0    7.0   5.0   5.0    6.9   5.0   5.0    7.0   5.0
Expected volatility   31.2%  51.3% 31.1% 27.8%  42.1% 27.6% 27.9%  38.0% 27.9%
Dividend yield         3.8%     -   3.8%  2.7%     -   2.7%  2.3%     -   2.3%

   The effects of the Delphi spin-off adjustment on the number of options and related exercise prices, as described below, are considered, under SFAS No. 123, to be modifications of the terms of the outstanding options. Accordingly, the pro forma disclosure includes compensation cost for the incremental fair value, under SFAS No. 123, resulting from such modifications. The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
   GM's stock incentive plans consist of the General Motors 1997 Stock Incentive Plan, formerly the General Motors Amended Stock Incentive Plan (the "GMSIP"), the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"), and the General Motors 1998 Salaried Stock Option Plan (the "GMSSOP"). The GMSIP and GMSSOP are administered by the Executive Compensation Committee of the GM Board. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes.
   Under the GMSIP, 60 million shares of GM $1-2/3 par value and 7.5 million shares of GM Class H common stocks may be granted from June 1, 1997 through May 31, 2002, of which approximately 15.3 million and 6.9 million were available for grants at December 31, 2001. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Stock Incentive Plans - (continued)

   Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 233 million shares of GM Class H common stock through December 31, 2001, of which 75 million were available for grants at December 31, 2001. Option prices are 100% of fair market value on the dates of grant and the options generally vest over two to five years and expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the GMSSOP, 50 million shares of GM $1-2/3 par value common stock may be granted from January 1, 1998 through December 31, 2007, of which approximately 34 million were available for grants at December 31, 2001. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
   In connection with the Delphi spin-off, the number of options and related exercise prices for outstanding options under the affected plans were adjusted to reflect the change in the fair market value of GM $1-2/3 par value common stock that resulted from this transaction. The number of shares under option and the exercise price were adjusted such that the aggregate intrinsic value of the options immediately before and immediately after the transaction remained unchanged. Class H common stock share amounts and numbers of shares for 2000 and 1999 have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend paid on June 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 21.  Stock Incentive Plans (concluded)

   Changes in the status of outstanding options were as follows:

                                                        GMSIP and
                                GMSIP                  Hughes Plan                GMSSOP
                        $1-2/3 Par Value Common       Class H Common      $1-2/3 Par Value Common
                        -------------------------------------------------------------------------
                                     Weighted-                Weighted-               Weighted
                          Shares     Average       Shares     Average      Shares     Average
                          under      Exercise      under      Exercise     under      Exercise
                          Option     Price         Option     Price        Option     Price
-------------------------------------------------------------------------------------------------
Options outstanding at
January 1,1999          33,524,280    $50.72     50,080,851    $11.62     4,295,623    $56.00
-------------------------------------------------------------------------------------------------
Granted                  9,811,209    $85.79     15,277,260    $16.05     4,764,052    $85.97
Exercised                7,902,380    $46.04     10,798,119     $9.83             -       $ -
Terminated               3,198,739    $55.25      4,294,746    $13.49     2,285,969    $73.56
Delphi Spin-Off
  adjustment             6,774,777      $  -              -       $ -     1,288,914       $ -
-------------------------------------------------------------------------------------------------
Options outstanding at
December 31, 1999       39,009,147    $51.30     50,265,246    $13.10     8,062,620    $58.73
-------------------------------------------------------------------------------------------------
Granted                 11,231,004    $74.14     35,641,517    $37.05     4,182,955    $75.50
Exercised                6,831,078    $42.95      6,545,206    $11.45     1,635,248    $46.59
Terminated                 283,967    $64.48     11,249,673    $30.96       242,863    $63.46
-------------------------------------------------------------------------------------------------
Options outstanding at
December 31, 2000       43,125,106    $58.49     68,111,884    $22.76    10,367,464    $67.30
-------------------------------------------------------------------------------------------------
Granted                 13,141,725    $52.49     38,029,467    $23.34     3,902,862    $52.35
Exercised                1,682,731    $39.66      2,068,506    $11.25        37,655    $46.59
Terminated               1,641,974    $61.08      6,565,541    $27.66       154,690    $66.27
-------------------------------------------------------------------------------------------------
Options outstanding at
December 31, 2001       52,942,126    $57.52     97,507,304    $22.90    14,077,981    $63.22
-------------------------------------------------------------------------------------------------
Options exercisable at
December 31, 2001       29,890,175    $53.93     38,333,135    $15.75     6,148,695    $61.97
-------------------------------------------------------------------------------------------------

   The following table summarizes information about GM's stock option plans at December 31, 2001:



                                      Weighted-Average
                                         Remaining      Weighted-Avg.               Weighted-Average
      Range of            Options       Contractual       Exercise       Options        Exercise
   Exercise Prices      Outstanding     Life (yrs.)        Price       Exercisable       Price
   -------------------------------------------------------------------------------------------------
   GMSIP $1-2/3 Par
    Value Common
    $19.00 to $39.99     1,858,662          2.3            $31.23      1,858,662         $31.23
     40.00 to 49.99     17,356,656          5.1            $44.85     17,225,726         $44.85
     50.00 to 83.50     33,726,808          8.1            $65.48     10,805,787         $72.31
   -------------------------------------------------------------------------------------------------
    $19.00 to $83.50    52,942,126          6.9            $57.52     29,890,175         $53.93
   -------------------------------------------------------------------------------------------------
   GMSIP and
   Hughes Plan
   Class H Common
    $3.00 to $8.99       2,024,462          2.5             $6.95      2,024,462          $6.95
     9.00 to 16.99      29,837,702          5.5            $12.57     26,096,895         $12.21
    17.00 to 24.99      23,729,349          8.5            $19.61      6,150,151         $18.32
    25.00 to 32.99      18,055,604          8.9            $27.81        266,599         $30.23
    33.00 to 41.50      23,860,187          7.9            $37.11      3,795,028         $40.67
    ------------------------------------------------------------------------------------------------
   $3.00 to $42.50      97,507,304          7.4            $22.90     38,333,135         $15.75
   -------------------------------------------------------------------------------------------------
   GMSSOP $1-2/3 Par
    Value Common
       $46.59            2,356,590          6.0            $46.59      2,356,590         $46.59
        52.35            3,872,111          9.0            $52.35              -             $-
        71.53            3,792,105          7.0            $71.53      3,792,105         $71.53
        75.50            4,057,175          8.0            $75.50              -             $-
   -------------------------------------------------------------------------------------------------
     $46.59 to $75.50   14,077,981          7.7            $63.22      6,148,695         $61.97
   -------------------------------------------------------------------------------------------------

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22:  Hughes/EchoStar Transactions

   On October 28, 2001, GM and its wholly owned subsidiary Hughes, together with EchoStar Communications Corporation (EchoStar), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar. These transactions are designed to address strategic challenges currently facing the Hughes business and to provide liquidity and value to GM, which would help to support the credit position of GM after the transactions.
   The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the Hughes/EchoStar merger to form New EchoStar. Each share of the Hughes holding company Class C common stock shares would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive 1/0.73, or about 1.3699 shares of stock of the merged entity in exchange for each share of Class A or Class B common stock of EchoStar held prior to the Hughes/EchoStar merger.
   The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. The GM $1-2/3 par value common stock would remain outstanding and would be GM's only class of common stock after the transactions.
     As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. In addition, GM may achieve additional liquidity with respect to a portion of its retained economic interest in Hughes represented by up to 100 million shares of GM Class H common stock (or, after the transactions, New EchoStar Class C common stock), including by exchanging such shares for GM outstanding obligations. Following these transactions, subject to IRS approval, and based on a number of assumptions, GM may retain an interest in the merged entity.
     GM,  Hughes,  and  EchoStar  have  agreed  that,  in  the  event  that  the transactions do not occur because certain specified regulatory-related conditions have not been satisfied, EchoStar will be required to purchase Hughes' interest in PanAmSat Corporation for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States antitrust and or federal communication commission matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 23.  Other Income and Other Expenses

   Other income (included in Total net sales and revenues) and other expenses (included in Cost of sales and other expenses) consisted of the following (dollars in millions):

                                                   Years Ended December 31,
                                                   ------------------------
                                                   2001      2000      1999
                                                   -----     -----     ----
Automotive, Communications Services, and
Other Operations
----------------------------------------
Other income
   Interest income                                  $771     $619      $769
   Rental car lease revenue                        1,424    1,584     1,632
   Gain on sale of Hughes' satellite systems (1)       -    2,036         -
   Claims, commissions, and grants                   767      756       782
   Other                                             369      247       289
                                                     ---      ---       ---
     Total other income                           $3,331   $5,242    $3,472
                                                   =====    =====     =====
     Total other expenses                           $316     $348      $503
                                                     ===      ===       ===

 (1) Represents the gain on the sale of Hughes' satellite systems manufacturing businesses to The Boeing Company for $3.8 billion in cash.

Financing and Insurance Operations
----------------------------------
Other income
   Interest income                                $2,269   $1,794    $1,479
   Insurance premiums                              1,524    1,394     1,339
   Mortgage operations investment income and
     servicing fees                                4,800    3,445     2,742
   Other                                           1,082      870       157
                                                   -----   ------    ------
     Total other income                           $9,675   $7,503    $5,717
                                                   =====    =====     =====
Other expenses
   Provision for financing losses                  1,347     $552      $404
   Insurance losses and loss adjustment expenses   1,180    1,028       882
                                                   -----    -----    ------
     Total other expenses                         $2,527   $1,580    $1,286
                                                   =====    =====     =====

NOTE 24: Segment Reporting

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its Automotive, Communications Services, and Other Operations (ACO) business consist of General Motors Automotive (GMA) (which is comprised of four regions: GMNA, GME, GMLAAM, GMAP), Hughes, and Other. GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and Hummer. GME, GMLAAM, and GMAP meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Isuzu, Saab, Buick, Chevrolet, GMC, and Cadillac. Hughes includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks. The Other segment includes the design, manufacturing, and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial, vehicle and homeowners' insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities operating in the U.S., Canada, Brazil, and Mexico which are not associated with GMAC.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 24.  Segment Reporting (continued)


                                                                                                                 Other      Total
                         GMNA      GME    GMLAAM   GMAP      GMA      Hughes       Other      ACO      GMAC    Financing  Financing
                       --------  -------  ------  ------  ---------  -----------  -------  ---------  ------- ---------  ---------
                                                                    (dollars in millions)
2001
Manufactured products
  sales and revenues:
  External customers   $105,859  $22,249  $5,615 $3,262   $136,985    $8,236      $2,939   $148,160       $ -       $ -       $ -
  Intersegment           (1,772)     820     200    752          -        25         (25)         -         -         -         -
                        -------   ------   -----  -----    -------     -----       -----    -------    ------     -----    ------
     Total manufactured
       products         104,087   23,069   5,815  4,014    136,985     8,261       2,914    148,160         -         -         -
Financing revenue             -        -       -      -          -         -           -          -    15,083     1,011    16,094
Other income              2,851      631      49    187      3,718        57        (444)     3,331    10,389      (714)    9,675
                        -------   ------   -----  -----    -------     -----       -----    -------    ------     -----    ------
Total net sales
  and revenues         $106,938  $23,700  $5,864 $4,201   $140,703    $8,318      $2,470   $151,491   $25,472      $297   $25,769
                        =======   ======   =====  =====    =======     =====       =====    =======    ======       ===    ======
Depreciation and
  amortization           $4,515     $994    $146   $117     $5,772    $1,144(a)     $135     $7,051    $5,305      $552    $5,857
Interest income            $831     $369     $27    $14     $1,241       $57       $(527)      $771    $2,696     $(427)   $2,269
Interest expense           $969     $349     $95     $8     $1,421      $196       $(866)      $751    $7,606      $233    $7,839
Income tax expense
  (benefit)                $423    $(282)   $(18)   $24       $147     $(326)       $(91)     $(270)   $1,075      $(37)   $1,038
(Losses) earnings of
  nonconsolidated
  associates               $(37)     $41     $(6)  $(61)      $(63)     $(61)        $(5)     $(129)      $(5)       $3       $(2)
Net income (loss)        $1,270    $(765)   $(81)  $(57)      $367     $(618)(a)   $(916)   $(1,167)   $1,786      $(18)   $1,768
Investments in
  nonconsolidated
  affiliates               $665     $886    $614 $2,700     $4,865       $55         $30     $4,950    $1,062   $(1,062)      $ -
Segment assets          $89,501  $18,552  $4,181   $896   $113,130   $19,154     $(2,074)  $130,210  $192,721    $1,038  $193,759
Expenditures for
  property               $5,771   $1,477    $125   $194     $7,567      $799(b)     $245     $8,611       $13        $7       $20

2000
Manufactured products
  sales and revenues:
  External customers   $111,481  $23,815  $5,470 $2,999   $143,765    $8,514      $3,106   $155,385       $ -       $ -       $ -
  Intersegment           (1,659)   1,040     184    435          -        34         (34)         -         -         -         -
                        -------   ------   -----  -----    -------     -----       -----    -------        --        --        --
     Total manufactured
       products         109,822   24,855   5,654  3,434    143,765     8,548       3,072    155,385         -         -         -
Financing revenue             -        -       -      -          -         -           -          -    15,493     1,009    16,502
Other income              2,901      503      59    172      3,635     2,141        (534)     5,242     8,168      (665)    7,503
                        -------   ------   -----  -----    -------    ------      ------    -------    ------       ---    ------
Total net sales and
  revenues             $112,723  $25,358  $5,713 $3,606   $147,400   $10,689      $2,538   $160,627   $23,661      $344   $24,005
                        =======   ======   =====  =====    =======    ======       =====    =======    ======       ===    ======
Depreciation and
  amortization           $4,564   $1,357    $272   $107     $6,300      $996(a)(c)  $133     $7,429    $5,505      $477    $5,982
Interest income            $633     $403     $22    $13     $1,071      $106       $(558)      $619    $2,231     $(437)   $1,794
Interest expense         $1,175     $408    $101     $4     $1,688      $218     $(1,091)      $815    $8,295      $442    $8,737
Income tax expense
  (benefit)              $1,218    $(209)  $(122)   $17       $904      $577        $(38)    $1,443      $954       $(4)     $950
(Losses) earnings of
  nonconsolidated
  associates               $(74)      $7     $69  $(195)     $(193)    $(142)        $(1)     $(336)       $-        $4        $4
Net income (loss)        $3,174    $(676)    $26  $(233)    $2,291      $829(a)(c) $(281)    $2,839    $1,602       $11    $1,613
Investments in
  nonconsolidated
  affiliates               $780     $170    $436 $1,915     $3,301       $82        $114     $3,497      $982     $(982)       $-
Segment assets          $90,502  $18,857  $4,166 $1,108   $114,633   $19,220       $(497)  $133,356  $168,410    $1,334  $169,744
Expenditures for
  property               $6,073   $1,517    $233   $168     $7,991      $993(b)     $216     $9,200      $518        $4      $522

See notes on next page

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 24.  Segment Reporting (continued)

                                                                                                                 Other      Total
                         GMNA      GME    GMLAAM   GMAP      GMA      Hughes       Other      ACO      GMAC    Financing  Financing
                       --------  -------  ------  ------  ---------  -----------  -------  ---------  ------- ---------  ---------
                                                                    (dollars in millions)

1999
Manufactured products
  sales and revenues:
  External customers   $110,388  $24,646  $4,445 $2,706   $142,185    $7,325      $3,125   $152,635       $ -       $ -       $ -
  Intersegment           (1,595)   1,025     234    336          -        16         (16)         -         -         -         -
                        -------   ------   -----  -----    -------     -----       -----    -------       ---       ---       ---
     Total manufactured
     products           108,793   25,671   4,679  3,042    142,185     7,341       3,109    152,635         -         -         -
Financing revenue            -         -       -      -          -         -           -          -    13,778       956    14,734
Other income              3,142      554      30    145      3,871       253        (652)     3,472     6,440      (723)    5,717
                        -------   ------   -----  -----    -------     -----       -----    -------    ------       ---    ------
Total net sales
  and revenues         $111,935  $26,225  $4,709 $3,187   $146,056    $7,594      $2,457   $156,107   $20,218      $233   $20,451
                        =======   ======   =====  =====    =======     =====       =====    =======    ======       ===    ======
Depreciation and
  amortization           $4,457   $1,086    $228   $154     $5,925      $706(a)     $242     $6,873    $5,136      $309    $5,445
Interest income            $929     $433     $45     $8     $1,415       $27       $(673)      $769    $1,744     $(265)   $1,479
Interest expense         $1,223     $337     $95    $11     $1,666      $123       $(961)      $828    $6,526      $396    $6,922
Income tax expense
  (benefit)              $2,361     $220   $(156)   $(7)    $2,418     $(194)       $(57)    $2,167      $960       $(9)     $951
(Losses) earnings of
  nonconsolidated
  associates               $(30)      $1     $45  $(149)     $(133)    $(189)        $(3)     $(325)      $(1)       $1       $ -
Net income (loss)        $4,857     $423    $(81) $(218)    $4,981     $(270)(a)   $(243)(d) $4,468    $1,527        $7    $1,534
Investments in
  nonconsolidated
  affiliates               $539      $52    $332   $926     $1,849      $(11)      $(127)    $1,711    $2,257   $(2,257)       $-
Segment assets          $82,851  $18,156  $4,102 $1,343   $106,452   $18,841        $268   $125,561  $148,789      $380  $149,169
Expenditures for
  property               $4,604   $1,228    $358   $150     $6,340      $472(b)     $249     $7,061      $321        $2      $323


(a) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company of approximately $3 million, $16 million ($3 million related to PanAmSat and $13 million related to the satellite systems manufacturing businesses prior to the sale to The Boeing Company on October 6, 2000), and $21 million for 2001, 2000, and 1999, respectively. These adjustments were allocated to GM's Other segment which is consistent with the basis upon which segments are evaluated.
(b) Excludes satellite expenditures totaling $936 million, $766 million, and $789 million in 2001, 2000, and 1999, respectively. Also excludes expenditures related to the early buy-out of satellite sale-leasebacks totaling $0, $0, and $370 million in 2001, 2000, and 1999, respectively.
(c) The amount reported for Hughes includes the write-off of approximately $329 million of unamortized goodwill related to the satellite systems manufacturing businesses at the time of the sale to The Boeing Company.
(d) Other includes income (loss) from discontinued operations related to Delphi of $426 million for the year ended December 31, 1999.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24.  Segment Reporting (concluded)

   Information concerning principal geographic areas was as follows (dollars in millions):

                             2001                2000               1999
                     ------------------  ------------------ ------------------
                     Net Sales           Net Sales          Net Sales
                        &         Net        &         Net       &       Net
                     Revenues  Property  Revenues  Property Revenues  Property
                     --------- --------  --------- -------- --------- --------
North America
  United States      $132,004  $25,123   $136,399  $22,798  $130,073  $20,634
  Canada and Mexico    11,769    3,400     13,986    3,687    12,661    3,760
                      -------   ------    -------   ------   -------   ------
   Total North
     America          143,773   28,523    150,385   26,485   142,734   24,394
Europe
  France                1,829      130      1,986      139     2,130      151
  Germany               6,133    2,640      6,582    2,687     8,968    2,912
  Spain                 1,772      713      1,650      709     2,001      542
  United Kingdom        5,024      582      5,035      834     5,390    1,070
  Other                11,139    1,905     11,935    2,397     9,407    1,635
                       ------    -----     ------    -----   -------    -----
   Total Europe        25,897    5,970     27,188    6,766    27,896    6,310
Latin America
  Brazil                2,889      946      3,395    1,047     2,830    1,409
  Other Latin
    America             2,249      273      1,843      380     1,686      403
                        -----    -----      -----    -----     -----    -----
   Total Latin
     America            5,138    1,219      5,238    1,427     4,516    1,812
All Other               2,452      728      1,821      698     1,412      759
                      -------   ------    -------   ------   -------   ------
   Total             $177,260  $36,440   $184,632  $35,376  $176,558  $33,275
                      =======   ======    =======   ======   =======   ======



Note 25: Subsequent Events

     In February 2002, Hughes completed a series of financing activities to fund certain future anticipated cash requirements and to expand available borrowing capacity. Hughes, through its consolidated subsidiary PanAmSat, borrowed $1.8 billion, consisting of a private placement debt offering in the amount of $800 million and $1.0 billion borrowed under a new $1.25 billion bank facility. The notes issued in the private placement bear interest at an annual rate of 8.5%, are payable semi-annually, mature in 2012, and are unsecured. The $1.25 billion bank facility is comprised of a $250 million revolving credit facility, a Tranche A Term Loan in the amount of $300 million, and a Tranche B Term Loan in the amount of $700 million. The revolving credit facility and the Tranche A Term Loan bear interest at LIBOR plus a 3.00% spread. The Tranche B Term Loan bears interest at LIBOR plus a 3.5% spread. The interest rate spreads on the revolving credit facility and Tranche A Term Loan may be increased or decreased based upon the terms of the credit agreement. The facilities are secured ratably by substantially all of PanAmSat's operating assets, including its satellites. The revolving credit facility will terminate in 2007, the Tranche A Term Loan matures in 2007, and the Tranche B Term Loan matures in 2008. Principal payments under the Tranche A Term Loan are due in varying amounts from 2004 to 2007. Principal payments under the Tranche B Term Loan are due primarily at maturity.
   Also in February 2002, Hughes utilized $1.7 billion of the proceeds from a $1.9 billion loan obtained from GMAC to repay (1) all amounts outstanding under an existing $750 million unsecured revolving credit facility, (2) the DIRECTV Latin America ("DLA") $450 million revolving credit facility and, (3) $613 million of SurFin revolving credit facilities. Hughes' existing $750 million multi-year revolving credit facility was amended and expanded to $1.2 billion and is secured by substantially all of Hughes' assets other than the assets of DLA and PanAmSat. In March 2002, Hughes was in the process of adding a term loan to the $1.2 billion multi-year revolving credit facility that would increase the total funding available to at least $1.8 billion. The term loan is expected to close in March 2002. Hughes secured the loan from GMAC with a $1.5 billion cash deposit. Hughes and GMAC intend to offset against each other the $1.5 billion cash deposit and amounts owed by Hughes to GMAC, and accordingly, these amounts will be offset in the ACO and Finance and Insurance Operations balance sheets.
   On March 6, 2002, GM issued $3.8 billion of convertible debt securities as part of a comprehensive effort to improve the Corporation's financial flexibility. The offering includes $1.2 billion principal amount of 4.5% Series A Convertible Senior Debentures due 2032 and $2.6 billion principal amount of 5.25% Series B Convertible Senior Debentures due 2032. The securities mature in 30 years and are convertible into GM $1-2/3 common stock once specific conditions are satisfied. The proceeds of the offering, combined with other cash generation initiatives, will be used to rebuild GM's liquidity position, reduce its underfunded pension liability, and fund its postretirement health care obligations.

                                 * * * * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                                      2001 Quarters
                                        --------------------------------------
                                        1st (1)     2nd (2)     3rd (3)   4th
                                        ---         ----        ---       ---
                                  (dollars in millions except per share amounts)

Total net sales and revenues         $42,615     $46,220     $42,475   $45,950

Income (losses) before income taxes
  and minority interests                $504        $925       $(285)     $374
Income tax expense                       208         304          76       180
Minority interests                        (2)          7         (10)      (13)
Earnings (losses) of nonconsolidated
  associates                             (57)       (151)          3        74
                                         ---         ---         ---       ---
  Net income (loss)                      237         477        (368)      255
Dividends on preference stocks           (28)        (23)        (25)      (23)
                                         ---         ---         ---       ---
    Earnings (losses) attributable to
      common stocks                     $209        $454       $(393)     $232
                                         ===         ===         ===       ===

Earnings (losses) attributable to
  $1-2/3 par value                      $296        $574       $(223)     $337
Losses attributable to Class H          $(87)      $(120)      $(170)    $(105)

Basic earnings (losses) per
  share attributable to
  $1-2/3 par value                     $0.54       $1.05      $(0.41)    $0.61
Basic losses per share
  attributable to Class H             $(0.10)     $(0.14)     $(0.19)   $(0.12)

Average number of shares of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                     548         549         551       556
    Class H                              875         876         877       877

Diluted earnings (losses) per
  share attributable to
  $1-2/3 par value                     $0.53       $1.03      $(0.41)    $0.60
Diluted losses per share
  attributable to Class H             $(0.10)     $(0.14)     $(0.19)   $(0.12)

Average number of shares of common stocks
  outstanding - diluted (in millions)
    $1-2/3 par value                     554         559         551       559
    Class H                              875         876         877       877

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

(1) First quarter 2001 results include a $12 million increase to income on an after-tax basis for the net impact from initially adopting SFAS No. 133, "Accounting for Derivatives and Hedging Activities".
(2) Second quarter 2001 results include a $133 million after-tax restructuring charge related to General Motors' portion of severance payments and asset impairments that were part of the second quarter restructuring of its affiliate Isuzu Motors Ltd.
(3)   Third quarter 2001 results include the following:
      - a $194 million after-tax charge for the announced closing of the Ste. Therese, Quebec assembly plant;
      - a $474 million after-tax charge related to Hughes' settlement with Raytheon on a purchase price adjustment related to Raytheon's 1997 merger with Hughes defense;
      - a $67 million after-tax gain related to Hughes' sale of 4.1 million shares of Thomson Multimedia common stock;
      - a $133 million after-tax charge related to Hughes' non-cash charge from the revaluation of its SkyPerfecTV! investment;
      - a $40 million after-tax severance charge related to Hughes' 10% company-wide workforce reduction in the U.S.; and
      - a $21 million after-tax favorable adjustment for the expected costs associated with the shutdown of Hughes' DIRECTV Japan business.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                                     2000 Quarters
                                        --------------------------------------
                                        1st         2nd         3rd       4th(4)
                                        ---         ---         ---       ---
                                  (dollars in millions except per share amounts)

Total net sales and revenues         $46,858     $48,743     $42,690   $46,341
                                      ======      ======      ======    ======

Income before income taxes
  and minority interests              $2,632      $2,835      $1,266      $431
Income tax expense                       783         929         436       245
Minority interests                         2           2          (2)       11
Earnings (losses) of nonconsolidated
  associates                             (68)       (157)          1      (108)
                                       -----       -----       -----       ---
  Net income                           1,783       1,751         829        89
Dividends on preference stocks           (29)        (27)        (27)      (27)
                                       -----       -----       -----        --
    Earnings attributable to
      common stocks                   $1,754      $1,724        $802       $62
                                       =====       =====         ===        ==

Earnings (losses) attributable to
  $1-2/3 par value                    $1,786      $1,762        $878     $(635)
Earnings (losses) attributable to
  Class H                               $(32)       $(38)       $(76)     $697

Basic earnings (losses) per
  share attributable to
  $1-2/3 par value                     $2.88       $2.99       $1.57    $(1.14)
Basic earnings (losses) per
  share attributable
  to Class H (5)                      $(0.08)     $(0.07)     $(0.09)    $0.80

Average number of shares of common stocks
  outstanding - basic (in millions)
    $1-2/3 par value                     620         590         559       559
    Class H (5)                          413         563         874       875

Diluted earnings (losses) per
  share attributable to
  $1-2/3 par value                     $2.80       $2.93       $1.55    $(1.16)
Diluted earnings (losses)
  per share attributable
  to Class H (5)                      $(0.08)     $(0.07)     $(0.09)    $0.76

Average number of shares of common stocks
  outstanding - diluted (in millions)
    $1-2/3 par value                     637         602         567       559
    Class H (5)                          413         563         874       962

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

(4) Fourth quarter 2000 results include: a $939 million after-tax charge for the phase-out of Oldsmobile; an after-tax charge of $294 million related to postemployment costs for termination and other postemployment benefits associated with the four North American manufacturing facilities slated for conversion and capacity reduction; a $419 million after-tax charge related to the reduction in production capacity at GME, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the UK; and a $1.1 billion after-tax gain at Hughes related to the sale of its satellite systems manufacturing businesses to The Boeing Company for $3.8 billion in cash.
(5) Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

         None

PART III

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEMS 10, 11, 12, AND 13

   Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.
























                                      III-1

                                     PART IV

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K
                                                                       Page
                                                                      Number
                                                                      ------

(a) 1.  All Financial Statements                                    See Part II
    2.  Financial Statement Schedule II - Allowances for
        the Years Ended December 31, 2001, 2000, and 1999                 IV-3
    3.  Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
------

(3)(a)  Restated Certificate of Incorporation, as amended, filed as
          Exhibit 3(i) to the Current Report on Form 8-K of General
          Motors Corporation dated June 6, 2000, and Amendment to
          Article Four of the Certificate of Incorporation -
          Division III - Preference Stock, by reason of the
          Certificates of Designations filed with the Secretary
          of State of the State of Delaware on September 14, 1987 and
          the Certificate of Decrease filed with the Secretary of
          State of the State of Delaware on September 29, 1987
          (pertaining to the Six Series of Preference Stock
          contributed to the General Motors pension trusts),
          incorporated by reference to Exhibit 19 to the Quarterly
          Report on Form 10-Q of General Motors Corporation for
          the quarter ended June 30, 1990 in the Form SE of General
          Motors Corporation dated August 6, 1990; as further
          amended by the Certificate of Designations filed with
          the Secretary of State of the State of Delaware on
          June 28, 1991 (pertaining to Series A Conversion
          Preference Stock), incorporated by reference to Exhibit
          4(a) to Form S-8 Registration Statement No. 33-43744
          in the Form SE of General Motors Corporation dated
          November 1, 1991; as further amended by the Certificate
          of Designations filed with the Secretary of State of the
          State of Delaware on December 9, 1991 (pertaining to
          Series B 9-1/8% Preference Stock), incorporated by
          reference to Exhibit 4(a) to Form S-3 Registration
          Statement No. 33-45216 in the Form SE of General
          Motors Corporation dated January 27, 1992; as further
          amended by the Certificate of Designations filed with
          the Secretary of State of the State of Delaware on
          February 14, 1992 (pertaining to Series C Convertible
          Preference Stock), incorporated by reference to Exhibit
          (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for the year ended December 31, 1991 in the Form SE of General Motors Corporation dated March 20,
          1992; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on July 15, 1992 (pertaining to Series D 7.92% Preference
          Stock), incorporated by reference to Exhibit 3(a)(2) to
          the Quarterly Report on Form 10-Q of General Motors
          Corporation for the quarter ended June 30, 1992 in the
          Form SE of General Motors Corporation dated August 10,
          1992; as further amended by the Certificate of
          Designations filed with the Secretary of State of the
          State of Delaware on December 15, 1992 (pertaining to
          Series G 9.12% Preference Stock), incorporated by
          reference to Exhibit 4(a) to Form S-3 Registration
          Statement No. 33-49309 in the Form SE of General Motors
          Corporation dated January 25, 1993; and as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on June 24, 1999
          (pertaining to Series H 6.25% Automatically Convertible
          Preference Stock), incorporated by reference to Exhibit
          4(a) to Form S-8 Registration Statement No. 333-31846 in
          the Form SE of General Motors Corporation dated March 6, 2000.  N/A
(3)(b)  By-Laws, of General Motors Corporation, as amended,
          incorporated by reference to Exhibit 3(ii) to the Current
          Report on Form 8-K of General Motors Corporation dated
          March 2, 1998; as further amended, incorporated by
          reference to Exhibit 3(ii) to the Current Reports on
          Form 8-K of General Motors Corporation dated June 24, 1999,
          August 2, 1999, March 6, 2000, June 6, 2000, October 3, 2000,
          June 5, 2001, and December 4, 2001.                             N/A
(4)(a)  Form of Indenture relating to the $500,000,000 8-1/8%
          Debentures Due April 15, 2016 dated as of April 1, 1986
          between General Motors Corporation and Citibank, N.A.,
          Trustee, incorporated by reference to Exhibit 4 to
          Amendment No. 1 to Form S-3 Registration Statement No.
          33-4452 and resolutions adopted by the Special
          Committee on April 15, 1986, incorporated by reference
          to Exhibit 4(a) to the Current Report on Form 8-K of
          General Motors Corporation dated April 24, 1986.                N/A

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

Exhibit                                                                Page
Number                                                                Number
------                                                                ------
(4)(c)  Form of Indenture relating to the $377,377,000 7.75%
          Debentures Due March 15, 2036 dated as of December 7,
          1995 between General Motors Corporation and Citibank,
          N.A., Trustee, filed as Exhibit 4(a) to Amendment No. 1
          to Form S-3 Registration Statement No. 33-64229.                N/A
(4)(d)  Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the
          Registrant and its subsidiaries.  The Registrant agrees
          to furnish a copy of any such instrument to the Commission
          upon request.                                                   N/A
(4)(f)(i)Indenture between General Motors Corporation and
          Wilmington Trust Company, incorporated by reference to
          Exhibit 4(d)(i) to the Current Report on Form 8-K of
          General Motors Corporation dated July 1, 1997.                  N/A
(4)(f)(ii)First Supplemental Indenture, dated March 4, 2002, between
          General Motors Corporation and Citibank, N.A. With Respect
          To The 4.50% Series A Convertible Senior Debentures due
          2032 and 5.25% Series B Convertible Senior Debentures due
          2032, incorporated by reference to Exhibit 2 to the
          Current Report on Form 8-K of General Motors Corporation
          dated March 6, 2002.                                            N/A
(10)(a)**General Motors 1997 Annual Incentive Plan, incorporated by reference to Exhibit B to the Proxy Statement of General
          Motors Corporation dated April 16,1997.                         N/A
(10)(b)**General Motors 1997 Stock Incentive Plan, incorporated by reference to Exhibit B to the Proxy Statement of
          General Motors Corporation dated April 16, 1997.                N/A
(10)(c)**General Motors 1997 Performance Achievement Plan,
          incorporated by reference to Exhibit B to the Proxy
          Statement of General Motors Corporation dated April 16, 1997.   N/A
(10)(d)**Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit A to the Proxy Statement of General
          Motors Corporation dated April 16, 1997.                        N/A
(10)(e) Employment Contract with John M. Devine dated December 12,
          2000, incorporated by reference to Exhibit (10)(e) to the
          Annual Report on Form 10-K for the Year Ended December 31,
          2000.                                                           N/A
(10)(f) Employment Contract with Robert A. Lutz dated September 1, 2001.  IV-6
(12)    Computation of Ratios of Earnings to Fixed Charges for the
          Years Ended December 31, 2001, 2000, and 1999.                  IV-9
(21)    Subsidiaries of the Registrant as of December 31, 2001            IV-10
(23)    Consent of Independent Auditors                                   IV-17
(99)    Hughes Electronics Corporation Financial Statements and
          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       IV-18

* The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.
** Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K
     Fourteen reports on Form 8-K, were filed October 2, 2001, October 3, 2001, October 15, 2001, October 18, 2001, October 18, 2001*, October 19, 2001, October 24, 2001 (2), October 31, 2001, November 1, 2001, November 13, 2001, November
14, 2001*, December 3, 2001, and December 6, 2001 during the quarter ended December 31, 2001 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

--------------------------
* Reports submitted to the Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K the reports submitted under Item 9 are not deemed to be "filed" for the purpose of
Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference these reports into a filing under the Securities Act or the Exchange Act.




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                            SCHEDULE II - ALLOWANCES

                                                                 Additions     Additions
                                                  Balance at     charged to    charged to
                                                  beginning      costs and     other                     Balance at
Description                                       of year        expenses      accounts     Deductions   end of year
-----------                                       ----------     ----------   ----------    ----------   -----------
                                                                           (dollars in millions)
For the Year Ended December 31, 2001
Allowances Deducted from Assets
  Finance receivables (unearned income)            $4,872          $  -       $7,624(a)      $6,730(b)     $5,766
  Allowance for credit losses                       1,332         1,346          159(c)         777(d)      2,060
  Accounts and notes receivable (for doubtful
    receivables)                                      241           227           83(c)         281(d)        270
  Inventories (principally for obsolescence of
    service parts)                                    300             -            -             53(e)        247
  Other investments and miscellaneous assets
    (receivables and other)                             6             -            2              -             8
  Miscellaneous allowances (mortgage and other)       186           225            3             74           340
                                                    -----         -----        -----          -----         -----
      Total Allowances Deducted from Assets        $6,937        $1,798       $7,871         $7,915        $8,691
                                                    =====         =====        =====          =====         =====

For the Year Ended December 31, 2000
Allowances Deducted from Assets
  Finance receivables (unearned income)            $4,153           $ -       $3,942         $3,223        $4,872
  Allowance for credit losses                       1,114           552          169(c)         503(d)      1,332
  Accounts and notes receivable (for doubtful
    receivables)                                      301           173           44(c)         277(d)        241
  Inventories (principally for obsolescence of
    service parts)                                    364             -            -             64(e)        300
  Other investments and miscellaneous assets
    (receivables and other)                             5             -            1              -             6
  Miscellaneous allowances (mortgage and other)       225            35            1             75           186
                                                    -----           ---        -----          -----         -----
      Total Allowances Deducted from Assets        $6,162          $760       $4,157         $4,142        $6,937
                                                    =====           ===        =====          =====         =====

For the Year Ended December 31, 1999
Allowances Deducted from Assets
  Finance receivables (unearned income)            $4,027           $ -       $3,411         $3,285        $4,153
  Allowance for credit losses                       1,021           404          109(c)         420(d)      1,114
  Accounts and notes receivable (for doubtful
    receivables)                                      309            75           29(c)         112(d)        301
  Inventories (principally for obsolescence of
    service parts)                                    257           107(e)         -              -           364
  Other investments and miscellaneous assets
    (receivables and other)                            14             -            -              9             5
  Miscellaneous allowances (mortgage and other)       252            54            1             82           225
                                                    -----           ---        -----          -----         -----
      Total Allowances Deducted from Assets        $5,880          $640       $3,550         $3,908        $6,162
                                                    =====           ===        =====          =====         =====

-------------------------
Notes:(a) Represents additional unearned income on newly originated finance receivables.
      (b) Represents income recognized.
      (c) Primarily reflects the recovery of accounts previously written-off.
      (d) Accounts written off.
      (e) Represents net change of inventory allowances.

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


                                         GENERAL MOTORS CORPORATION
                                         --------------------------
                                         (Registrant)

Date:  March 4, 2002                By
                                         /s/JOHN F. SMITH, JR.
                                         ----------------------------------
                                               (John F. Smith, Jr.
                                         Chairman of the Board of Directors)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 4th day of March 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

         Signature                        Title
--------------------------                -----------------------------------

/s/JOHN F. SMITH, JR.                     Chairman of the Board of Directors
---------------------
(John F. Smith, Jr.)


/s/G. RICHARD WAGONER, JR.                President, Chief Executive Officer,
-------------------------                 and Director
(G. Richard Wagoner, Jr.)


/s/JOHN M. DEVINE                         Vice Chairman and         )
-----------------                         Chief Financial Officer   )
(John M. Devine)                                                    )Principal
                                                                    )Financial
                                                                    )Officers
/s/ERIC A. FELDSTEIN                      Vice President and        )
--------------------                      Treasurer                 )
(Eric A. Feldstein)                                                 )


/s/WALLACE W. CREEK                       Controller                )
-------------------                                                 )
(Wallace W. Creek)                                                  )Principal
                                                                    )Accounting
                                                                    )Officers
/s/PETER R. BIBLE                         Assistant Controller and  )
-----------------                         Chief Accounting Officer  )
(Peter R. Bible)                                                    )

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - concluded

         Signature                              Title
--------------------------                ---------------------

/s/PERCY BARNEVIK                               Director
-----------------
 (Percy Barnevik)


/s/JOHN H. BRYAN                                Director
----------------
 (John H. Bryan)


/s/ARMANDO M. CODINA                            Director
--------------------
 (Armando Codina)


/s/THOMAS E. EVERHART                           Director
---------------------
 (Thomas E. Everhart)


/s/GEORGE M. C. FISHER                          Director
----------------------
 (George M. C. Fisher)


/s/                                             Director
---------------------
 (Nobuyuki Idei)


/s/KAREN KATEN                                  Director
--------------
 (Karen Katen)


/s/ALAN G. LAFLEY                               Director
-----------------
(Alan G. Lafley)


/s/J. WILLARD MARRIOTT, JR.                     Director
---------------------------
 (J. Willard Marriott, Jr.)


/s/E. STANLEY O'NEAL                            Director
 -------------------
(E. Stanley O'Neal)


/s/ECKHARD PFEIFFER                             Director
-------------------
 (Eckhard Pfeiffer)


/s/LLOYD D. WARD                                Director
----------------
(Lloyd D. Ward)