Form 10-Q
period 2002-03-31
GENERAL MOTORS CORP
filed 2002-05-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended March 31, 2002


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


         As of April 30, 2002, there were outstanding 560,868,135 shares of the issuer's $1-2/3 par value common stock and 877,852,719 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information

   Item 1. Financial Statements (Unaudited)

           Consolidated Statements of Income for the Three
            Months Ended March 31, 2002 and 2001                         3

           Consolidated Balance Sheets as of March 31, 2002,
            December 31, 2001, and March 31, 2001                        5

           Condensed Consolidated Statements of Cash Flows for
            the Three Months Ended March 31, 2002 and 2001               6

           Notes to Consolidated Financial Statements                    7


   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14


Part II - Other Information


   Item 1. Legal Proceedings                                            23

   Item 6. Exhibits and Reports on Form 8-K                             25

Signatures                                                              25


Exhibit 99 Hughes Electronics Corporation Financial Statements
            (Unaudited) and Management's Discussion and Analysis
            of Financial Condition and Results of Operations            26

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                       ----------------------
                                                          2002          2001
                                                          ----          ----
                                                        (dollars in millions
                                                      except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Total net sales and revenues                           $46,264       $42,615
                                                        ------        ------
Cost of sales and other expenses (Notes 10 and 11 )     38,326        34,510
Selling, general, and administrative expenses (Note 11)  5,621         5,390
Interest expense                                         1,963         2,211
                                                       -------       -------
  Total costs and expenses                              45,910        42,111
                                                        ------        ------
Income before income taxes and minority interests          354           504
Income tax expense (Note 11)                               125           208
Equity income/(loss) and minority interests                 (1)          (59)
                                                         -----          ----

  Net income                                               228           237
Dividends on preference stocks                             (24)          (28)
                                                          ----          ----
  Earnings attributable to common stocks                  $204          $209
                                                           ===           ===


Basic earnings (losses) per share attributable
  to common stocks (Note 9)
Earnings per share attributable to $1-2/3 par value      $0.58         $0.54
                                                          ====          ====
Earnings per share attributable to Class H              $(0.14)       $(0.10)
                                                          ====          ====

Earnings (losses) per share attributable to common stocks assuming dilution (Note 9)

Earnings per share attributable to $1-2/3 par value      $0.57         $0.53
                                                          ====          ====
Earnings per share attributable to Class H              $(0.14)       $(0.10)
                                                          ====          ====




Reference should be made to the notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          2002          2001
                                                          ----          ----
                                                         (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS


Total net sales and revenues                           $39,773       $36,164
                                                        ------        ------
Cost of sales and other expenses (Notes 10 and 11)      36,211        32,494
Selling, general, and administrative expenses (Note 11)  3,690         3,639
                                                       -------       -------

  Total costs and expenses                              39,901        36,133
                                                        ------        ------
Interest expense                                           162           162
Net expense from transactions with

  Financing and Insurance Operations                        90           131
                                                          ----           ---
Loss before income taxes and minority interests           (380)         (262)
Income tax benefit (Note 11)                              (160)          (81)
Equity income/(loss) and minority interests                 11           (36)
                                                          ----          ----

  Net loss - Automotive, Communications Services,
    and Other Operations                                 $(209)        $(217)
                                                           ===           ===


FINANCING AND INSURANCE OPERATIONS

Total revenues                                          $6,491        $6,451
                                                         -----         -----

Interest expense                                         1,801         2,049
Depreciation and amortization expense                    1,361         1,509
Operating and other expenses                             1,870         1,717
Provisions for financing and insurance losses              815           541
                                                        ------        ------
  Total costs and expenses                               5,847         5,816
                                                         -----         -----
Net income from transactions with Automotive,
  Communications Services, and Other Operations            (90)         (131)
                                                          ----           ----
Income before income taxes and minority interests          734           766
Income tax expense                                         285           289
Equity income/(loss) and minority interests                (12)          (23)
                                                          ----          ----
  Net income - Financing and Insurance Operations         $437          $454
                                                           ===           ===


The above supplemental consolidating information is explained in Note 1, "Financial Statement Presentation."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                              Mar. 31,                 Mar. 31,
                                                2002       Dec. 31,     2001
GENERAL MOTORS CORPORATION AND SUBSIDIARIES  (Unaudited)    2001    (Unaudited)
                                              ---------     ----     ---------
                 ASSETS                            (dollars in millions)
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                     $14,656    $8,432       $7,445
Marketable securities                             781       790          455
                                             --------    ------       ------
  Total cash and marketable securities         15,437     9,222        7,900
Accounts and notes receivable
  (less allowances)                             5,957     5,406        6,264
Inventories (less allowances) (Note 2)          9,802    10,034       11,885
Equipment on operating leases - net             3,675     4,524        5,365
Deferred income taxes and other current assets  7,974     7,877        8,421
                                              -------   -------      -------

  Total current assets                         42,845    37,063       39,835
Equity in net assets of nonconsolidated
  associates                                    4,871     4,950        4,271
Property - net                                 34,443    34,908       34,081
Intangible assets - net (Note 3)               13,745    13,721        7,563
Deferred income taxes                          22,826    22,294       14,806
Other assets                                   16,939    17,274       31,290
                                              -------   -------      -------

  Total Automotive, Communications Services,
    and Other Operations assets               135,669   130,210      131,846
Financing and Insurance Operations
Cash and cash equivalents                       4,393    10,123        6,209
Investments in securities                      11,874    10,669       10,107
Finance receivables - net                     103,327    99,813       87,845
Investment in leases and other receivables     33,177    34,618       36,386
Other assets                                   36,240    36,979       29,041
Net receivable from Automotive, Communications
   Services, and Other Operations                 477     1,557        1,380
                                              -------   -------      -------
  Total Financing and Insurance
    Operations assets                         189,488   193,759      170,968
                                              -------   -------      -------
Total assets                                 $325,157  $323,969     $302,814
                                              =======   =======      =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services, and
  Other Operations
Accounts payable (principally trade)          $19,367   $18,297      $18,587
Loans payable                                   1,591     2,402        2,052
Accrued expenses                               34,352    34,090       33,861
Net payable to Financing and Insurance
  Operations                                      477     1,557        1,380
                                              -------   -------      -------
  Total current liabilities                    55,787    56,346       55,880
Long-term debt                                 16,797    10,726        8,510
Postretirement benefits other than pensions    34,719    34,515       33,416
Pensions                                       11,072    10,790        3,386
Other liabilities and deferred income taxes    13,741    13,794       15,109
                                             --------  --------     --------
  Total Automotive, Communications Services,
    and Other Operations liabilities          132,116   126,171      116,301
Financing and Insurance Operations
Accounts payable                                8,098     7,900        6,669
Debt                                          148,082   153,186      135,334
Other liabilities and deferred income taxes    16,519    16,259       14,366
                                             --------  --------     --------
  Total Financing and Insurance
    Operations liabilities                    172,699   177,345      156,369
                                              -------   -------      -------
    Total liabilities                         304,815   303,516      272,670
Minority interests                                766       746          702
General Motors - obligated
  mandatorily redeemable preferred
  securities of subsidiary trusts
  holding solely junior subordinated
  debentures of General Motors (Note 5)
    Series G                                        -         -          139
Stockholders' equity
$1-2/3 par value common stock (issued,
  560,498,859; 559,044,427;
  and 548,924,480 shares) (Note 9)                934       932          915
Class H common stock (issued,
  877,794,882; 877,505,382;
  and 875,728,294 shares) (Note 9)                 88        88           88
Capital surplus (principally additional
  paid-in capital)                             21,589    21,519       21,105
Retained earnings                               9,387     9,463       10,053
                                             --------   -------       ------
    Subtotal                                   31,998    32,002       32,161
Accumulated foreign currency
  translation adjustments                      (3,014)   (2,919)      (2,992)
Net unrealized loss on derivatives (Note 8)      (256)     (307)        (121)
Net unrealized gains on securities                428       512          300
Minimum pension liability adjustment           (9,580)   (9,581)         (45)
                                              -------    ------     --------
    Accumulated other comprehensive loss      (12,422)  (12,295)      (2,858)
                                              -------    ------     --------
      Total stockholders' equity               19,576    19,707       29,303
                                              -------   -------     --------
Total liabilities and stockholders' equity   $325,157  $323,969     $302,814
                                              =======   =======      =======

Reference should be made to the notes to consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                           Automotive, Comm.     Financing and
                                            Serv. and Other        Insurance
                                               Three Months Ended March 31,
                                          ------------------------------------
                                             2002     2001     2002    2001
                                             ----     ----     ----    ----
                                                 (dollars in millions)
Net cash provided by (used in)
  operating activities                    $2,989     $873   $4,268   $(153)

Cash flows from investing activities
Expenditures for property                 (1,888)  (2,078)     (16)    (19)
Investments in marketable securities
  - acquisitions                            (399)    (279) (19,557) (7,225)
Investments in marketable securities
  - liquidations                             408      985   18,391   6,713
Mortgage servicing rights - acquisitions       -        -     (622)   (447)
Finance receivables - acquisitions             -        -  (54,936)(50,804)
Finance receivables - liquidations             -        -   22,564  34,521
Proceeds from sales of finance receivables     -        -   28,366  19,968
Operating leases - acquisitions             (968)  (1,748)  (2,942) (2,850)
Operating leases - liquidations            1,718    1,925    2,258   2,481
Investments in companies, net of
  cash acquired                              (39)    (548)    (122)   (116)
Other                                        547     (824)     287     503
                                             ---    -----    -----   -----
Net cash (used in) provided by
  investing activities                      (621)  (2,567)  (6,329)  2,725
                                             ---    -----    -----   -----

Cash flows from financing activities
Net decrease in loans payable               (811)    (156)  (5,852)(16,857)
Long-term debt - borrowings                6,414    2,041    7,270  22,518
Long-term debt - repayments                 (392)    (947)  (6,168) (3,770)
Proceeds from issuing common stocks           50       33        -       -
Proceeds from sales of treasury stocks        19        -        -       -
Cash dividends paid to stockholders         (304)    (301)       -       -
                                           -----      ---    -----   -----
Net cash provided by (used in)
  financing activities                     4,976      670   (4,750)  1,891
                                           -----      ---    -----   -----

Effect of exchange rate changes on
  cash and cash equivalents                  (40)     (59)      1      (10)
Net transactions with Automotive/
  Financing Operations                    (1,080)    (591)   1,080     591
                                           -----   ------    -----   -----
Net increase (decrease) in cash
  and cash equivalents                     6,224   (1,674)  (5,730)  5,044
Cash and cash equivalents at
  beginning of the period                  8,432    9,119   10,123   1,165
                                         -------    -----   ------   -----
Cash and cash equivalents at
  end of the period                      $14,656   $7,445   $4,393  $6,209
                                          ======    =====    =====   =====




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 2001 consolidated financial statements and notes thereto included in General Motors Corporation's (the "Corporation", "General Motors", or "GM") 2001 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the Securities and Exchange Commission.
   GM presents separate supplemental consolidating statements of income and other financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.

New Accounting Standards
   Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Corporation implemented SFAS No. 142 on January 1, 2002. GM's reported net income exclusive of amortization expense recognized related to goodwill and amortization of intangibles with indefinite lives required under previous accounting standards on an after-tax basis is as follows (dollars in millions except per share amounts):

                                                Three Months Ended
                                                      March 31,
                                                ---------------------
                                                 2002         2001
                                                 ----         ----

Reported net income                              $228         $237
Add:
Goodwill amortization                               -           65
Amortization of intangibles with
  indefinite lives                                  -           10
                                                  ---          ---
   Adjusted net income                           $228         $312
                                                  ===          ===

Basic earnings (losses) per share attributable to
   common stocks
EPS attributable to $1-2/3 par value:
   Reported                                     $0.58        $0.54
                                                 ====         ====
   Adjusted                                     $0.58        $0.61
                                                 ====         ====
EPS attributable to Class H:
   Reported                                    $(0.14)      $(0.10)
                                                 ====         ====
   Adjusted                                    $(0.14)      $(0.06)
                                                 ====         ====

Earnings (losses) per share attributable to common
   stocks assuming dilution
EPS attributable to $1-2/3 par value:
   Reported                                     $0.57        $0.53
                                                 ====         ====
   Adjusted                                     $0.57        $0.61
                                                 ====         ====
EPS attributable to Class H:
   Reported                                    $(0.14)      $(0.10)
                                                 ====         ====
   Adjusted                                    $(0.14)      $(0.06)
                                                 ====         ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation (concluded)

     GM is currently in the process of completing the required transitional impairment test to determine whether there is a potential impairment to any recorded goodwill. Step one of the two part transitional impairment test requires the Corporation to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss, if any.
Step one of the transitional impairment test will be completed in the second quarter of 2002. Step two of the transitional impairment test will be completed by the end of 2002 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of income. In addition to the annual impairment test, SFAS No. 142 also requires the Corporation to perform an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss.
   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation implemented SFAS No. 144 on January 1, 2002. This statement did not have a material impact on GM's consolidated financial position or results of operations.

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                               March 31,   Dec. 31,  March 31,
                                                 2002        2001      2001
                                               ---------   --------  ---------

Productive material, work in process,
  and supplies                                 $5,130     $5,069     $5,840
Finished product, service parts, etc.           6,517      6,779      7,950
                                              -------    -------    -------
  Total inventories at FIFO                    11,647     11,848     13,790
   Less LIFO allowance                          1,845      1,814      1,905
                                                -----    -------    -------
     Total inventories (less allowances)       $9,802    $10,034    $11,885
                                                =====     ======     ======

Note 3. Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as March 31, 2002 were as follows (dollars in millions):

                                       Gross Carrying  Accumulated  Net Carrying
                                         Amount        Amortization   Amount
                                       --------------  ------------ ------------
Amortized intangible assets:
  Customer lists and contracts                 $70         $19         $51
  Trademarks and other                          34           9          25
  Covenants not to compete                      18          10           8
                                               ---          --          --
Total                                         $122         $38         $84
                                               ===          ==          ==

Unamortized intangible assets:
  License fees - orbital slots                $432
                                               ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 3. Goodwill and Acquired Intangible Assets (concluded)

   Aggregate amortization expense on acquired intangible assets was $6 million for the three months ended March 31, 2002. Estimated amortization expense in each of the next five years is as follows: 2002 - $16 million; 2003 - $16 million; 2004 - $11 million; 2005 - $9 million; and 2006 - $9 million.

   The changes in the carrying amounts of goodwill for the quarter ended March 31, 2002 were as follows (dollars in millions):
                                                       Total
                           GMNA   GME   Other  Hughes   ACO     GMAC   Total GM
                           ----  -----  -----  ------  -----    ----   ---------

Balance as of December 31,
   2001                     $29  $283    $57   $6,444  $6,813  $3,144    $9,957
Goodwill acquired during
   the period                 -     -      -       25      25      21        46
Goodwill written off
   related to sale
   of business unit          (3)    -      -        -      (3)      -        (3)
Effect of foreign
   currency translation       -     1      -        -       1      (7)       (6)
Reclassification from
   intangibles                -     -      -      210     210       -       210
                             --   ---     --    -----   -----   -----    ------
Balance as of March 31,
   2002                     $26  $284    $57   $6,679  $7,046  $3,158   $10,204
                             ==   ===     ==    =====   =====   =====    ======

Note 4.  Contingent Matters

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships and environmental matters. In connection with the disposition by Hughes of its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price and other matters that may result in payments by Hughes to The Boeing Company that would be material to Hughes. In connection with a dispute between Hughes and General Electric Capital Corporation ("GECC"), a judgment, currently being appealed by Hughes, was entered into in GECC's favor that, if not overturned, could be material to Hughes. Although Hughes believes that it is reasonably possible that the jury verdict will be overturned and a new trial granted, Hughes has increased its provision for loss related to this matter by $83 million ($51 million after-tax) in the first quarter of 2002, including interest, based on the status of settlement negotiations between the parties. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.
   Beginning January 2004, Fiat S.p.A. (Fiat) has the right to exercise a put option to require GM to purchase 80% of Fiat Auto B.V. (Fiat Auto) at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period.


Note 5.  Preferred Securities of Subsidiary Trusts

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 6.  America Online's Investment in GM Preference Stock

     On June 24, 1999, as part of a strategic alliance with Hughes, America Online (AOL) invested $1.5 billion in return for approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock, par value $0.10 per share. This preference stock will automatically convert on June 24, 2002 into GM Class H common stock based upon a variable conversion factor linked to the GM Class H common stock price at the time of conversion, which would have resulted in the issuance of approximately 80 million shares if converted on March 31, 2002. The preference stock accrues quarterly dividends at a rate of 6.25% per year and may be converted earlier in certain limited circumstances. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the GM Series H 6.25% Automatically Convertible Preference Stock. Dividends on the Hughes Series A Preferred Stock are payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock is amortized over three years. Upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, Hughes will redeem the Hughes Series A Preferred Stock through a cash payment to GM. Simultaneous with GM's receipt of the cash redemption proceeds, GM will make a capital contribution to Hughes of the same amount.

Note 7.  Comprehensive Income (Loss)

   GM's total comprehensive income (loss) was as follows (dollars in millions):

                                               Three Months Ended
                                                   March 31,
                                              ---------------------
                                                2002         2001
                                                ----         ----

Net income                                     $228         $237
Other comprehensive loss                       (127)        (892)
                                                ---          ---
   Total                                       $101        $(655)
                                                ===          ===

Note 8.  Derivative Financial Instruments

   Effective January 1, 2001, GM adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. GM assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $23 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income.
   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of minimizing exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.


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

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                         2002        2001
                                                         ----        ----
Earnings (losses) attributable to common stocks
  Earnings attributable to $1-2/3 par value             $325         $296
  (Losses) attributable to Class H                     $(121)        $(87)

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 9.  Earnings Per Share Attributable to Common Stocks (concluded)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   In 2001 and prior years, losses attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). Beginning in 2002, losses attributable to GM Class H common stock were not adjusted for the effects of GM purchase accounting, mentioned above, because the related goodwill is no longer being amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The calculated losses used for computation of the ASCNI of Hughes is then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (878 million and 875 million during the three months ended March 31, 2002 and 2001, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion for both the first quarter of 2002 and 2001.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):


                              $1-2/3 Par Value Common Stock          Class H Common Stock
                              -----------------------------     -----------------------------
                                               Per Share                            Per Share
                              Income   Shares   Amount            ASCNI    Shares     Amount
Three Months Ended
  March 31, 2002
Net income (loss)              $333                               $(105)
Less:Dividends on preference
  stocks                          8                                  16
                                ---                                 ---
Basic EPS
  Income (loss) attributable
    to common stocks            325       559     $0.58             (121)     878     $(0.14)
                                                   ====                                 ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        -        11                         -         -
                                ---       ---                       ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks               $325       570     $0.57           $(121)      878     $(0.14)
                                ===       ===      ====             ===       ===       ====

Three Months Ended
  March 31, 2001

Net income (loss)              $307                                $(70)
Less:Dividends on
  preference stocks              11                                  17
                                ---                                 ---
Basic EPS
  Income (loss) attributable
    to common stocks            296       548     $0.54             (87)      875     $(0.10)
                                                   ====                                 ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options        -         6                         -         -
                                ---       ---                       ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks               $296       554     $0.53            $(87)      875     $(0.10)
                                ===       ===      ====              ==       ===       ====


Note 10.  Depreciation and Amortization

   Depreciation and amortization included in Cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (in millions):

                                               Three Months Ended
                                                   March 31,
                                             ---------------------
                                                2002         2001
                                                ----         ----

  Depreciation                                 $1,132      $1,037
  Amortization of special tools                   629         565
  Amortization of intangible assets                 3          67
                                                -----       -----
     Total                                     $1,764      $1,669
                                                =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


Note 11.  GM Europe Restructuring Charge

   During 2001, GM Europe (GME) announced its intention to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
   . Solid and profitable business performance as of 2003
   . A strengthened and optimized sales structure
   . A revitalized Opel/Vauxhall brand
   . Further market growth opportunities
   . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives include, among other things, reducing GME's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed. These initiatives resulted in a decrease to GM's pre-tax earnings in the first quarter of 2002 as follows: (1) $298 million related to employee separation costs for approximately 4,000 employees; (2) $235 million related to asset writedowns; and (3) $108 million related to the dealer network restructuring in Germany. The net income impact of these charges totaled $407 million, or $0.72 diluted earnings per share of GM $1-2/3 par value common stock ($553 million included in Cost of sales and other expenses; $88 million included in Selling, general, and administrative expenses; and $(234) million included in Income tax expense).

Note 12. Subsequent Event

   On April 29, 2002, GM, Daewoo Motor Company (Daewoo), and Korea Development Bank acting on behalf of the Daewoo Motor Creditors Committee, signed final definitive agreements for the establishment of a new automotive company. GM, certain of its business partners, and the creditors will be the stockholders in the new company.
   GM will invest $251 million for a 42.1% interest in the new company. Daewoo creditors will invest $197 million for a 33% interest, and certain of GM's business partners will invest $149 million to share the remaining 24.9% equity interest. GM will use the equity method to account for its interest in the new company.
   The new company would own and operate selected domestic and foreign assets of Daewoo. The transaction is expected to close within two to three months, pending court and government approvals.

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


                                                                                                          Other        Total
                           GMNA   GME   GMLAAM    GMAP    GMA     Hughes     Other     ACO      GMAC    Financing     Financing
                                                               (dollars in millions)
For the Three Months Ended March 31, 2002
Net sales and revenues:
  External customers   $29,421  $5,384  $1,250    $904  $36,959   $2,007      $807   $39,773   $6,403       $88       $6,491
  Intersegment            (404)    200      51     153        -        5        (5)        -        -         -            -
                       -------  ------   -----   -----   ------    -----       ---    ------    -----        --        -----
Total net sales
  and revenues         $29,017  $5,584  $1,301  $1,057  $36,959   $2,012      $802   $39,773   $6,403       $88       $6,491
                        ======   =====   =====   =====   ======    =====       ===    ======    =====        ==        =====

Interest income (a)        $84     $64      $7      $2     $157       $4      $(88)      $73     $704      $(89)        $615
Interest expense          $114     $79     $28      $2     $223      $76     $(137)     $162   $1,756       $45       $1,801
Net income (loss)         $625   $(532)   $(40)     $7      $60    $(156)    $(113)    $(209)    $439       $(2)        $437

Segment Assets         $95,402 $17,589  $4,017  $1,115 $118,123  $19,684   $(2,138) $135,669 $189,413       $75     $189,488


For the Three Months Ended March 31, 2001
Net sales and revenues:
  External customers   $25,580  $6,000  $1,361    $838  $33,779   $1,911      $474   $36,164   $6,369       $82       $6,451
  Intersegment            (474)    268      34     172        -        6        (6)        -        -         -            -
                       -------  ------  ------  ------   ------    -----     -----    ------    -----        --        -----
Total net sales
  and revenues         $25,106  $6,268  $1,395  $1,010  $33,779   $1,917      $468   $36,164   $6,369       $82       $6,451
                        ======   =====   =====   =====   ======    =====       ===    ======    =====        ==        =====

Interest income (a)       $269     $83      $1      $4     $357      $24     $(225)     $156     $638     $(118)        $520
Interest expense          $355     $60     $24      $1     $440      $51     $(329)     $162   $1,989       $60       $2,049
Net income (loss)         $106    $(84)     $5    $(21)      $6    $(104)(b) $(119)    $(217)    $465      $(11)        $454

Segment Assets         $88,963 $18,423  $4,499    $964 $112,849  $18,854      $143  $131,846 $170,110      $858     $170,968



(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company of $1 million for 2001. There is no comparable adjustment in 2002 because the related goodwill is no longer being amortized effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2001 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the "Corporation", "General Motors", or "GM") 2001 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate financial information for the following businesses:
Automotive, Communications Services, and Other Operations (ACO) and Financing and Insurance Operations.
   GM's reportable operating segments within its ACO business consist of:

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   For the first quarter of 2002, consolidated net income for the Corporation was $228 million, or $0.57 per share of GM $1-2/3 par value common stock, compared with $237 million, or $0.53 per share of GM $1-2/3 par value common stock for the first quarter of 2001. The consolidated net income included special items on an after-tax basis as follows:

List of Special Items - After Tax
(dollars in millions)
                                                        Total                  Total              Other
                            GMNA    GME  GMLAAM   GMAP   GMA   Hughes  Other    ACO     GMAC    Financing     Total GM
                            ----    ---  ------   ----   ---   ------  -----    ---     ----    ---------     --------

For the Three Months Ended March 31, 2002

Reported Net Income (Loss)  $625  $(532) $(40)     $7    $60   $(156)  $(113)  $(209)   $439        $(2)        $228
  GME Restructuring
    Charge (A)                 -    407     -       -    407       -       -     407       -          -          407
  Hughes Space Shuttle
    Settlement (B)             -      -     -       -      -     (59)      -     (59)      -          -          (59)
  Hughes GECC Contractual
    Dispute (C)                -      -     -       -      -      51       -      51       -          -           51
  Hughes Loan Guarantee
    Charge (D)                 -      -     -       -      -      18       -      18       -          -           18
                             ---    ---    --      --    ---     ---     ---     ---     ---         --           --
Adjusted Income (Loss)      $625  $(125) $(40)     $7   $467   $(146)  $(113)   $208    $439        $(2)        $645
                             ===    ===    ==       =    ===     ===     ===     ===     ===          =          ===


For the Three Months Ended March 31, 2001

Reported Net Income (Loss)  $106   $(84)   $5    $(21)    $6   $(104)  $(119)  $(217)   $465       $(11)        $237
  SFAS 133 Adjustment (E)     14     (2)    1       1     14       8       -      22     (34)         -          (12)
                             ---    ---    --      --     --     ---     ---     ---     ---         --         ----
Adjusted Income (Loss)      $120   $(86)   $6    $(20)   $20    $(96)  $(119)  $(195)   $431       $(11)        $225
                             ===     ==     =      ==     ==      ==     ===     ===     ===         ==          ===

Footnotes:

   (A) The GME Restructuring Charge relates to the announced restructuring to improve the competitiveness of GM's automotive operations in Europe (see
       Note 9 in the Notes to Consolidated Financial Statements).
   (B) The Hughes Space Shuttle Settlement relates to the favorable resolution of a lawsuit that was filed against the U.S. government on March 22, 1991, based upon the National Aeronautics and Space Administration's
       (NASA) breach of contract to launch ten satellites on the Space Shuttle.
   (C) The Hughes GECC Contractual Dispute relates to an estimated loss associated with a contractual dispute with General Electric Capital Corporation.
   (D) The Hughes Loan Guarantee Charge relates to a loan guarantee for a Hughes Network Systems' affiliate in India.
   (E) The SFAS 133 Adjustment represents the net impact from the initial adoption of SFAS No. 133, "Accounting for Derivatives and Hedging Activities."

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks

                                      Three Months Ended March 31,
                          ------------------------------------------------------
                                    2002                         2001
                          ------------------------     -------------------------
                                           GM as                         GM as
                                           a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          -------- ----   --------      -------- ----   --------
                                            (units in thousands)

GMNA
United States
  Cars                   1,899     470     24.7%       2,089     604     28.9%
  Trucks                 2,100     660     31.4%       2,117     592     28.0%
                         -----  ------                 -----  ------
  Total United States    3,999   1,130     28.3%       4,206   1,196     28.4%
Canada, Mexico, and Other  673     180     26.7%         624     162     26.0%
                         ------ ------                ------  ------

  Total GMNA             4,672   1,310     28.0%       4,830   1,358     28.1%
  GME                    5,006     435      8.7%       5,281     499      9.4%
  GMLAAM                   887     151     17.1%         997     164     16.4%
  GMAP                   3,394     141      4.1%       3,472     127      3.7%
                       -------  ------               -------  ------
Total Worldwide         13,959   2,037     14.6%      14,580   2,148     14.7%
                        ======   =====                ======   =====


Wholesale Sales

                                   Three Months Ended
                                       March  31,
                                -------------------------
                                  2002             2001
                                --------         --------
                                  (units in thousands)
GMNA
  Cars                             612              594
  Trucks                           750              631
                                 -----            -----
    Total GMNA                   1,362            1,225
                                 -----            -----
GME
  Cars                             395              441
  Trucks                            29               27
                                   ---              ---
    Total GME                      424              468
                                   ---              ---
GMLAAM
  Cars                             111              111
  Trucks                            44               48
                                   ---              ---
    Total GMLAAM                   155              159
                                   ---              ---
GMAP
  Cars                              47               47
  Trucks                            61               92
                                   ---              ---
    Total GMAP                     108              139
                                   ---              ---

Total Worldwide                  2,049            1,991
                                 =====            =====

GMA Financial Review

   GMA's income and net margin, adjusted to exclude special items (adjusted income and margin), was $467 million and 1.3% on net sales and revenues of $37.0 billion for the first quarter of 2002, compared with income of $20 million and a net margin of 0.1% on net sales and revenues of $33.8 billion for the prior year quarter. The increase in adjusted income and net sales and revenues from the prior year quarter was primarily due to an increase in wholesale sales volumes in North America, favorable mix, and material cost savings. These favorable conditions were partially offset by pricing pressures in North America and Europe and increased OPEB and salaried separation/retirement costs in North America.
   GMNA's income was $625 million for the first quarter of 2002, compared with adjusted income of $120 million for the prior year quarter. The increase in GMNA's first quarter 2002 income was primarily the result of higher wholesale sales volumes, favorable mix, material cost savings, and structural cost reductions. These favorable conditions were partially offset by pricing pressures and increased OPEB and salaried separation/retirement costs. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle over the price paid in the previous year's period, was unfavorable for the quarter at (1.0)% year-over-year.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GME's adjusted loss was $125 million for the first quarter of 2002, compared with an adjusted loss of $86 million for the prior year quarter. The increase in the adjusted loss for the first quarter of 2002 was primarily due to a decrease in wholesale sales volume from the continued weakening of the European industry and continued pricing pressures, as well as reduced sales of the Vectra due to the upcoming launch of the new model. These unfavorable conditions were partially offset by material and structural cost improvements.
   GMLAAM's loss was $40 million for the first quarter of 2002, compared with adjusted income of $6 million for the prior year quarter. The decrease in income for the first quarter of 2002 was primarily due to unfavorable mix and the continued devaluation of the currency in Argentina. GMAP's income was $7 million for the first quarter of 2002, compared with an adjusted loss of $20 million for the prior year quarter. The increase in income for the first quarter of 2002 was primarily due to equity income improvements from several joint ventures in the region, as well as slightly favorable pricing. These favorable conditions were partially offset by decreased wholesale sales volumes, material cost pressures, and increased engineering costs.

Hughes Financial Review

   Total net sales and revenues increased to $2.0 billion for the first quarter of 2002, compared with $1.9 billion for the prior year quarter. The increase in net sales and revenues for the first quarter of 2002 resulted primarily from increased revenues at the Direct-To-Home Broadcast segment, which added about
1.3 million net new subscribers in the United States and Latin America since March 31, 2001, and increased revenues at PanAmSat Corporation (PanAmSat). The increased revenues at the Direct-To-Home Broadcast segment and PanAmSat were partially offset by a decrease in revenues of $5 million at the Network Systems segment, which was principally due to lower sales resulting from the substantial completion of two contracts in late 2001, partially offset by increased sales of DIRECWAY(R) and DIRECTV(R) systems. PanAmSat's increase in revenues was primarily due to a termination fee of approximately $6 million associated with one video customer, partially offset by reduced operating lease revenues.
   Hughes' adjusted loss was $146 million for the first quarter of 2002, compared with an adjusted loss of $96 million for the prior year quarter. The increase in the adjusted loss for the first quarter of 2002 was primarily due to increased subscriber marketing costs due to the record gross subscriber additions at DIRECTV U.S. in the quarter, decreased interest income due to lower average cash and cash equivalent balances in the current year, a decrease in realized gains on the sale of investments, and the discontinuation of the minority interest adjustment in 2001 related to DIRECTV Latin America, due to the accumulation of operating losses in excess of the minority investors' investment. These increases to the adjusted loss were partially offset by an increased income tax benefit resulting from higher pre-tax losses and the effect of favorable tax settlements recorded in the first quarter of 2002.

GMAC Financial Review

   GMAC's income was $439 million for the first quarter of 2002, compared with adjusted income of $431 million for the prior year quarter. Income from automotive and other financing operations totaled $255 million for the first quarter of 2002, compared with adjusted income of $290 million for the prior year quarter. The decrease in adjusted income was primarily due to higher credit losses and unfavorable borrowing spreads partially offset by strong retail asset growth in North America. Income from insurance operations totaled $36 million for the first quarter of 2002, compared with adjusted income of $43 million for the prior year quarter. The decrease was due to lower capital gains, partially offset by improved underwriting results due to increased extended service contract fee income and certain cost reductions. Income from mortgage operations totaled $148 million for the first quarter of 2002, compared with adjusted income of $98 million for the prior year quarter. The increased earnings from mortgage operations was due to higher loan originations and purchases, higher securitization volumes, and higher levels of interest earning assets.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the first quarter of 2002, GM and GMAC experienced excellent access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. Although downgrades to GM's and GMAC's credit ratings in 2001 have reduced GM's and GMAC's access to the commercial paper market, the amount of commercial paper available to GM and GMAC remains sufficient to meet the Corporation's capital needs. Moreover, the downgrades have not had a significant adverse effect on GM's and GMAC's ability to issue long-term public debt, to obtain bank debt, or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have excellent access to the capital markets sufficient to meet the Corporation's needs for financial flexibility.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing Structure (concluded)

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2006. Similarly, GMAC has a $7.4 billion line of credit, committed through June 2002, and an additional $7.4 billion committed through June 2006. GMAC currently plans to seek renewal of the line of credit committed through June 2002.
   On February 15, 2002, GM issued $875 million of 7.250% Senior Notes due February 15, 2052. The bonds mature in 50 years and are redeemable by GM, in whole or part, prior to 2052 if certain circumstances are satisfied. On March 6, 2002, GM also issued $3.8 billion of convertible debt securities as part of a comprehensive effort to improve the Corporation's financial flexibility. The offering includes $1.2 billion principal amount of 4.5% Series A Convertible Senior Debentures due 2032 and $2.6 billion principal amount of 5.25% Series B Convertible Senior Debentures due 2032. The securities mature in 30 years and are convertible into GM $1-2/3 par value common stock once specific conditions are satisfied. The proceeds of the offerings, combined with other cash generation initiatives, will be used to rebuild GM's liquidity position, reduce its underfunded pension liability, and fund its postretirement health care obligations.

Automotive, Communications Services, and Other Operations

   At March 31, 2002, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $18.4 billion, compared with $12.2 billion at December 31, 2001 and $10.9 billion at March 31, 2001. The increase from December 31, 2001 was primarily due to proceeds from the bond and convertible debt offerings, and strong cash flow from automotive operations. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $5.2 billion at March 31, 2002, compared with $4.9 billion at December 31, 2001 and $5.7 billion at March 31, 2001. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $16.8 billion at March 31, 2002, compared with $10.7 billion at December 31, 2001 and $8.5 billion at March 31, 2001. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 82.5% at March 31, 2002, compared with 72.6% at December 31, 2001 and 35.4% at March 31, 2001. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 83.8% at March 31, 2002, compared with 76.5% at December 31, 2001 and 40.5% at March 31, 2001.
   Net liquidity excluding Hughes, calculated as cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was $2.3 billion at March 31, 2002, compared with $1.0 billion at December 31, 2001 and $506 million at March 31, 2001.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a two-part financing program through General Electric Capital Corporation (GECC) pursuant to a Trade Payables Agreement with GM wherein GECC
(1) purchases GM receivables at a discount from GM suppliers prior to the due date of those receivables, and pays on behalf of GM the amount due on other receivables which have reached their due date (the first part) and (2) from time to time allows GM to defer payment to GECC with respect to all or a portion of receivables which it has purchased or paid on behalf of GM, which deferral lasts generally up to 40 days.
   To the extent GECC can realize favorable economics from transactions arising in the first part of the program, they are shared with GM. Whenever GECC and GM agree that GM will defer payment beyond the normal due date for receivables under the second part of the program, GM becomes obligated to pay interest for the period of such deferral. Outstanding balances of GM receivables held by GECC are classified as accounts payable in GM's financial statements. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB- (GM's current rating is BBB+) with a negative outlook or below BBB-, or a rating by Moody's of Baa3 (GM's current rating is A3) with a negative outlook or below Baa3, the first part of the program would be unavailable to GM and its suppliers. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB or lower, or a rating by Moody's of Baa2 or lower, the second part of the program would be unavailable to GM. The maximum amount permitted under the program is $2 billion. At March 31, 2002, the outstanding balance under the first part of the program amounted to approximately $700 million, and the outstanding balance under the second part of the program was $750 million.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)

   Beginning January 2004, Fiat S.p.A. (Fiat) has the right to exercise a put option to require GM to purchase 80% of Fiat Auto B.V. (Fiat Auto) at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. As a result of GM's purchase of the initial 20% investment in Fiat Auto for $2.4 billion in the July 2000 transaction, some have suggested a valuation of $9.6 billion for the other 80% of Fiat Auto. However, Exhibit 8.03(a)(iii) to the Master Agreement states that "in determining the Fair Market Value of the Put Shares, the price [$2.4 billion] paid by General Motors for its initial 20% interest in Fiat Auto shall not be considered."
   Until a valuation is actually performed in accordance with provisions of the Master Agreement, the amount that GM may pay for 80% of Fiat Auto is not quantifiable. This is due in large part to the fact that there are many variables that could cause such a determination to rise or fall, including, but not limited to, the operating results and prospects of Fiat Auto, such factors as the timing of any possible exercise of the put, regional and global economic developments and those in the automotive industry, developments specific to the business of Fiat Auto, the resolution of any antitrust issues arising in the context of such a transaction and other legislative developments in the countries in which Fiat Auto and GM conduct their business operations. Fiat Auto has recently announced a major restructuring, including a significant write-off, all of which may be relevant to any prospective valuation of Fiat Auto.
   If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period. GM would expect to fund any such payments from normal operating cash flows or financing activities. At this time it cannot be determined what the effects of the exercise of the put would be, if it ever occurs during the next eight years; however, if it is exercised, it could have a material effect on GM at or after the time of exercise.

Financing and Insurance Operations

   At March 31, 2002, GMAC owned assets and serviced automotive receivables totaling $217.4 billion, compared with $220.1 billion at December 31, 2001 and $193.1 billion at March 31, 2001. The decrease from December 31, 2001 was primarily the result of decreases in cash and cash equivalents, real estate mortgages held for sale, mortgage lending receivables, operating lease assets, commercial and other loan receivables, and notes receivable from GM. These decreases were partially offset by an increase in serviced retail receivables, serviced wholesale receivables, investments in securities, other assets, mortgage loans held for investment, and mortgage servicing rights.
   Total automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $135.0 billion at March 31, 2002, compared with $130.6 billion at December 31, 2001 and $114.2 billion at March 31, 2001. The increase from December 31, 2001 was primarily the result of a $3.2 billion increase in serviced retail receivables and a $1.8 billion increase in serviced wholesale receivables, partially offset by a decline in commercial and other loan receivables. GM-sponsored retail financing incentives contributed to the increase in serviced retail receivables. The increase in serviced wholesale loan receivables was due to increased dealer inventories.
   At March 31, 2002, GMAC's total borrowings were $147.0 billion, compared with $152.0 billion at December 31, 2001 and $133.8 billion at March 31, 2001. GMAC's ratio of total debt to total stockholder's equity at March 31, 2002 was 8.9:1, compared with 9.4:1 at December 31, 2001 and March 31, 2001.

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

Off-Balance Sheet Arrangements (concluded)

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

                                                March 31,     Dec. 31,
                                                   2002        2001
                                              -----------   -----------
Automotive, Communications Services, and Other Operations

Assets leased under operating leases              $2,481      $2,412
Trade receivables sold                               453         868
                                                   -----       -----
    Total                                         $2,934      $3,280
                                                   =====       =====

Financing and Insurance Operations

Receivables sold or securitized:
  - Mortgage loans                              $110,623    $104,678
  - Retail finance receivables                    12,732      11,978
  - Wholesale finance receivables                 16,244      16,227
                                                 -------     -------
    Total                                       $139,599    $132,883
                                                 =======     =======

Book Value Per Share

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $24.56 at March 31, 2002, compared with $24.79 at December 31, 2001 and $38.23 at March 31, 2001. Book value per share of GM Class H common stock was $4.91 at March 31, 2002, compared with $4.96 at December 31, 2001 and $7.65 at March 31, 2001.

Dividends

   Dividends may be paid on GM's common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On February 5, 2002, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid March 9, 2002, to holders of record on February 15, 2002. With respect to GM Class H common stock, the GM Board has determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its telecommunications and space businesses.
   A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid on May 1, 2002, to the sole holder of record.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

European Matters

   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law in 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. Management is currently assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings throughout the remaining quarters of 2002.
   The European Commission has adopted a draft block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. The current block exemption expires in October 2002, however there is a transition period until the end of September 2003 for existing agreements with dealers. GM is presently evaluating the effect this proposed regulation would have on its present distribution and aftermarket strategies.

Hughes/EchoStar Transactions

   On October 28, 2001, GM and its wholly owned subsidiary Hughes, together with EchoStar Communications Corporation ("EchoStar"), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar. These transactions are designed to address strategic challenges currently facing the Hughes business and to provide liquidity and value to GM, which would help to support the credit position of GM after the transactions.
     The split-off of Hughes from GM would occur by means of a distribution to the holders of GM Class H common stock of one share of Class C common stock of a Hughes holding company (that will own all of the stock of Hughes at the time of the split-off) in exchange for each share of GM Class H common stock held immediately prior to the split-off. Immediately following the split-off, the businesses of Hughes and EchoStar would be combined in the Hughes/EchoStar merger to form New EchoStar. Each share of the Hughes holding company Class C common stock would remain outstanding and become a share of Class C common stock of New EchoStar. Holders of Class A and Class B common stock of EchoStar would receive 1/0.73, or about 1.3699, shares of stock of the merged entity in exchange for each share of Class A or Class B common stock of EchoStar held prior to the Hughes/EchoStar merger.
   The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. The GM $1-2/3 par value common stock would remain outstanding and would be GM's only class of common stock after the transactions.
   As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. In addition, GM may achieve additional liquidity with respect to a portion of its retained economic interest in Hughes represented by up to 100 million shares of GM Class H common stock (or, after the transactions, New EchoStar Class C common stock), including by exchanging such shares for GM outstanding liabilities. Following these transactions, subject to IRS approval, and based on a number of assumptions, GM may retain an interest in the merged entity.
   GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because of a failure to obtain certain specified regulatory clearances or financing to complete the merger, EchoStar will be required to purchase Hughes' interest in PanAmSat Corporation for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. GM, Hughes, and EchoStar have also agreed that, if the Hughes/EchoStar merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM's Board of Directors of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States fedeeral, state or local antitrust and or federal communication commission matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Employment and Payrolls

Worldwide employment at March 31, (in thousands) 2002        2001
                                                 ----        ----

  GMNA                                            199         208
  GME                                              71          79
  GMLAAM                                           23          23
  GMAP                                             11          11
  Hughes                                           13          14
  GMAC                                             30          28
  Other                                            12          13
                                                  ---         ---
    Total employees                               359         376
                                                  ===         ===

                                                Three Months Ended
                                                    March 31,
                                               --------------------
                                                2002         2001
                                                ----         ----

Worldwide payrolls - (in billions)               $5.0        $5.0
                                                  ===         ===

Significant Accounting Policies

   GM has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Corporation's most significant accounting policies are related to the following areas: sales allowances, policy and warranty, impairment of long-lived assets, employee costs, postemployment benefits, allowance for credit losses, investments in operating leases, and accounting for derivatives and other contracts at fair value. Details regarding the Corporation's use of these policies and the related estimates are described fully in the Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the Corporation's significant accounting policies that impacted the Corporation's financial condition or results of operations in the first quarter of 2002.




                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the quarter ended March 31, 2002, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

   General Electric Capital Corporation ("GECC") and DIRECTV entered into a contract on July 31, 1995, in which GECC agreed to establish and manage a private label consumer credit program for consumer purchases of hardware and related DIRECTV(R) programming. Under the contract, GECC also agreed to provide certain related services to DIRECTV, including credit risk scoring, billing and collections services. DIRECTV agreed to act as a surety for loans complying with the terms of the contract. Hughes guaranteed DIRECTV's performance under the contract. A complaint and counterclaim were filed by the parties in the U.S. District Court for the District of Connecticut concerning GECC's performance and DIRECTV's obligation to act as a surety. A trial commenced on June 12, 2000 with GECC presenting evidence to the jury for damages of $157 million. DIRECTV sought damages from GECC of $45 million. On July 21, 2000, the jury returned a verdict in favor of GECC and awarded contract damages in the amount of $133.0 million. The trial judge issued an order granting GECC $48.5 million in interest under Connecticut's offer-of-judgment statute. With this order, the total judgment entered in GECC's favor was $181.5 million. Hughes and DIRECTV filed a notice of appeal on December 29, 2000. Oral argument on the appeal was heard on October 15, 2001 by the Second Circuit Court of Appeals. While the appeal is pending, post-judgment interest on the total judgment is accruing at a rate of 6.241% per year, compounded annually, from the date judgment was entered in October 2000. Although Hughes and DIRECTV believe that it is reasonably possible that the jury verdict will be overturned and a new trial granted, Hughes has increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to "Selling, general and administrative expenses" and $27 million was recorded as a charge to "Interest expense," based on the status of settlement negotiations between the parties. Hughes believes it has adequately provided for the disposition of this matter, however its ultimate resolution could result in an additional charge to Hughes' results of operations.

                                      * * *

   As previously reported, nine purported class actions were filed in state courts in Delaware, California, and New York alleging that The News Corporation Limited had been favored as a bidder to purchase Hughes over EchoStar Communications Corporation ("EchoStar") to benefit GM in violation of alleged fiduciary duties. Subsequently, an agreement, subject to regulatory approvals, was reached to merge Hughes and EchoStar. The five Delaware cases have been consolidated, two of the California cases have been stayed and the third (Salomone v. Hughes) has been dismissed at the request of the plaintiff. None of the cases has been certified as a class action. GM, Hughes and the Hughes directors intend to vigorously defend these cases.

                                      * * *

   As previously reported, on October 4, 2001, a DIRECTV dealer named Robert Garcia filed a class action complaint in Los Angeles Superior Court, asserting chargeback/commission claims. On March 1, 2002, Garcia obtained a Temporary Restraining Order ("TRO") and sought to obtain a Preliminary Injunction to prevent DIRECTV from making changes to its contracts with dealers. The Court dissolved the TRO and denied Preliminary Injunction on March 8, 2002. DIRECTV's demurrer to the complaint, or in the alternative, to compel arbitration, was heard on April 9, 2002. On April 22, 2002, the court entered an order granting in part and denying in part DIRECTV's demurrer, and compelling plaintiffs to pursue their individual claims in an American Arbitration Association ("AAA") arbitration. The court's order purports to retain jurisdiction, however, in order to determine whether the prerequisites for class treatment of dealer claims within a AAA arbitration are met. The court intends to set a schedule for class discovery and a class certification hearing. DIRECTV disagrees that the court may retain jurisdiction to conduct class proceedings, and believes that the court's order effectively denies DIRECTV its contractual right to resolve individual dealer claims in AAA arbitrations conducted under the Federal Arbitration Act.

                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (concluded)

   As previously reported, four DIRECTV dealers, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV and Hughes in Oklahoma State Court, alleging claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. On August 17, 2001, the court ordered the plaintiffs to pursue their claims in arbitration. In March 2002, DIRECTV filed a motion for a final order of arbitration. Plaintiffs then filed a motion requesting the court to order that a single arbitration be permitted on a class wide basis. DIRECTV intends to vigorously oppose plaintiffs' efforts to obtain class treatment, since there is no legal or factual basis for class treatment of individual and disparate dealer claims.

                                      * * *

   As previously reported, on December 5, 2000, Personalized Media Communications, LLC ("PMC") and Pegasus Development Corporation ("Pegasus") filed suit in U.S. District Court for the District of Delaware against DIRECTV, Hughes, Thomson Consumer Electronics, Inc. and Philips Electronics North American Corporation, alleging infringement of seven U.S. patents. The case has been narrowed to 24 claims for purposes of discovery, and Hughes may seek further narrowing prior to trial (expected in 2003). Based on the successful defense by Hughes against an earlier action brought by PMC on one of the subject patents, Hughes believes that strong defenses of invalidity and non-infringement exist, in addition to numerous other defenses including license, laches and estoppel, and patent misuse. Thomson has named Gemstar-TV Guide International, Inc. ("Gemstar") and others as third-party defendants, and has raised antitrust and patent misuse charges against Gemstar, Pegasus and PMC. Hughes intends to vigorously defend the lawsuit and pursue its counterclaims against Pegasus and PMC.

                                      * * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended March 31, 2002, or subsequent thereto, but before the filing of this report are summarized below:

   As previously reported, a putative class action was commenced on September 7, 2000 by Jeff Biscchoff, Mitchell Guzik and other consumers similarly situated against DIRECTV, Inc., Thomson Consumer Electronics, Inc., Best Buy Co.,
Inc., Circuit City Stores, Inc. and Tandy Corporation, Inc. in the U.S. District Court in Los Angeles, alleging antitrust violations. DIRECTV filed a motion to compel arbitration pursuant to the DIRECTV customer agreement, which the Court granted on January 16, 2002, ordering DIRECTV to file an arbitration demand for declaratory relief. The parties have agreed to a settlement which is not material to DIRECTV.

                                      * * *

   As previously reported, Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the U.S. Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million and in April 2002, the U.S. government paid to Hughes the full amount of the judgement. As a result, Hughes recorded a $95 million gain, net of legal costs, as a reduction of "Selling, general and administrative expenses" in the first quarter of 2002.

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



(b)  Reports on Form 8-K
   Twelve reports on Form 8-K, were filed January 3, 2002, January 10, 2002*, January 16, 2002, February 1, 2002, February 25, 2002 (3**), February 25, 2002*,
March 1, 2002, March 5, 2002, March 6, 2002, and March 13, 2002, during the quarter ended March 31, 2002 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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

** Includes a Form 8-K Amendment by subsequent filing on the same day.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                                 (Registrant)




Date:  May 14, 2002                     /s/Peter R. Bible
-------------------                     ----------------------------------------
                                      (Peter R. Bible, Chief Accounting Officer)