Form 10-Q
period 2002-06-30
GENERAL MOTORS CORP
filed 2002-08-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
--   1934

     For the quarterly period ended June 30, 2002


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

     As of July 31, 2002, there were outstanding 560,335,286 shares of the issuer's $1-2/3 par value common stock and 958,064,677 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                     Page No.
                                                                     -------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three
            and Six Months Ended June 30, 2002 and 2001                  3

           Consolidated Balance Sheets as of June 30, 2002,
            December 31, 2001, and June 30, 2001                         5

           Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 2002 and 2001              6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         16

Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            27

   Item 4. Submission of Matters to a Vote of Security Holders          28

   Item 6. Exhibits and Reports on Form 8-K                             30

Signatures                                                              30


Exhibit 99 Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Unaudited)             31

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                          --------                --------
                                     2002      2001          2002      2001
                                     ----      ----          ----      ----
                                  (dollars in millions except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues      $48,265   $46,220       $94,529   $88,835
                                   ------    ------        ------    ------
Cost of sales and other
  expenses (Notes 10 and 11)       38,567    37,181        76,893    71,691
Selling, general, and
  administrative expenses
  (Note 11)                         6,150     5,855        11,771    11,245
Interest expense                    1,767     2,259         3,730     4,470
                                   ------    ------        ------    ------
  Total costs and expenses         46,484    45,295        92,394    87,406
                                   ------    ------        ------    ------
Income before income taxes and
  minority interests                1,781       925         2,135     1,429
Income tax expense (Note 11)          563       304           688       512
Equity income/(loss) and
  minority interests                   74      (144)           73      (203)
                                    -----       ---         -----       ---
  Net income                        1,292       477         1,520       714
Dividends on preference stocks        (23)      (23)          (47)      (51)
                                    -----       ---         -----       ---
  Earnings attributable to
    common stocks                  $1,269      $454        $1,473      $663
                                    =====       ===         =====       ===

Basic earnings (losses) per
  share attributable to
  common stocks (Note 9)
Earnings per share attributable
  to $1-2/3 par value               $2.48     $1.05         $3.06     $1.59
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.14)   $(0.14)       $(0.27)   $(0.24)
                                     ====      ====          ====      ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 9)
Earnings per share attributable
  to $1-2/3 par value               $2.43     $1.03         $3.02     $1.56
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.14)   $(0.14)       $(0.27)   $(0.24)
                                     ====      ====          ====      ====



Reference should be made to the notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)


                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                          --------                --------
                                     2002      2001          2002      2001
                                     ----      ----          ----      ----
                                           (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues      $41,718   $39,731       $81,491   $75,895
                                   ------    ------        ------    ------
Cost of sales and other
  expenses (Notes 10 and 11)       36,461    35,182        72,672    67,676
Selling, general, and
  administrative expenses
  (Note 11)                         3,818     4,091         7,508     7,730
  Total costs and expenses         40,279    39,273        80,180    75,406
                                   ------    ------        ------    ------
Interest expense                      302       151           464       313
Net expense from transactions with
  Financing and Insurance Operations   46        87           136       218
                                    -----       ---           ---       ---
Income/(loss) before income
  taxes and minority interests      1,091       220           711       (42)
Income tax expense/(benefit)
  (Note 11)                           311        68           151       (13)
Equity income/(loss) and
  minority interests                   80      (113)           91      (149)
                                      ---       ---           ---       ---
  Net income/(loss) - Automotive,
    Communications Services, and
    Other Operations                 $860       $39          $651     $(178)
                                      ===        ==           ===       ===


FINANCING AND INSURANCE OPERATIONS

Total revenues                     $6,547    $6,489       $13,038   $12,940
                                    -----     -----        ------    ------

Interest expense                    1,465     2,108         3,266     4,157
Depreciation and amortization
  expense                           1,353     1,443         2,714     2,952
Operating and other expenses        2,244     1,729         4,114     3,446
Provision for financing and
  insurance losses                    841       591         1,656     1,132
                                    -----     -----        ------    ------
  Total costs and expenses          5,903     5,871        11,750    11,687
                                    -----     -----        ------    ------
Net income from transactions
  with Automotive, Communications
  Services, and Other Operations      (46)      (87)         (136)     (218)
                                      ---       ---           ---     -----
Income before income taxes and
  minority interests                  690       705         1,424     1,471
Income tax expense                    252       236           537       525
Equity income/(loss) and
  minority interests                   (6)      (31)          (18)      (54)
                                      ---       ---           ---       ---
  Net income - Financing and
    Insurance Operations             $432      $438          $869      $892
                                      ===       ===           ===       ===


The above supplemental consolidating information is explained in Note 1, "Financial Statement Presentation."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                                                June 30,              June 30,
                                                 2002      Dec. 31,     2001
GENERAL MOTORS CORPORATION AND SUBSIDIARIES  (Unaudited)    2001    (Unaudited)
                                              ---------     ----     ---------
                     ASSETS                          (dollars in millions)

Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                     $14,421     $8,432     $8,370
Marketable securities                           1,014        790        795
                                              -------     ------     ------
  Total cash and marketable securities         15,435      9,222      9,165
Accounts and notes receivable
  (less allowances)                             5,686      5,406      6,533
Inventories (less allowances) (Note 2)          9,757     10,034     11,072
Equipment on operating leases - net             4,390      4,524      5,084
Deferred income taxes and other current assets  8,730      7,877      8,499
                                              -------    -------    -------
  Total current assets                         43,998     37,063     40,353
Equity in net assets of nonconsolidated
  associates                                    5,115      4,950      4,934
Property - net                                 35,248     34,908     33,922
Intangible assets - net                        13,763     13,721      7,743
Deferred income taxes                          22,138     22,294     15,560
Other assets                                   16,797     17,274     31,226
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations assets               137,059    130,210    133,738
Financing and Insurance Operations
Cash and cash equivalents                       3,942     10,123      1,139
Investments in securities                      12,575     10,669     10,614
Finance receivables - net                     106,838     99,813     89,608
Investment in leases and other receivables     35,477     34,618     35,701
Other assets                                   40,438     36,979     31,281
Net receivable from Automotive,
  Communications Services, and
  Other Operations                                638      1,557      1,582
                                              -------    -------    -------
  Total Financing and Insurance
    Operations assets                         199,908    193,759    169,925
                                              -------    -------    -------
Total assets                                 $336,967   $323,969   $303,663
                                              =======    =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)          $19,459    $18,297    $19,177
Loans payable                                   1,545      2,402      2,430
Accrued expenses                               36,513     34,090     34,512
Net payable to Financing and
  Insurance Operations                            638      1,557      1,582
                                               ------     ------     ------
  Total current liabilities                    58,155     56,346     57,701
Long-term debt                                 16,831     10,726      8,662
Postretirement benefits other than pensions    33,990     34,515     34,109
Pensions                                        9,410     10,790      3,111
Other liabilities and deferred income taxes    14,506     13,794     14,791
                                             --------   --------   --------
  Total Automotive, Communications Services,
    and Other Operations liabilities          132,892    126,171    118,374
Financing and Insurance Operations
Accounts payable                                8,236      7,900      6,348
Debt                                          158,659    153,186    133,088
Other liabilities and deferred income taxes    15,701     16,259     15,494
                                              -------    -------    -------
  Total Financing and Insurance
    Operations liabilities                    182,596    177,345    154,930
                                              -------    -------    -------
    Total liabilities                         315,488    303,516    273,304
Minority interests                                788        746        699
Stockholders' equity
$1-2/3 par value common stock (issued,
  561,337,257; 559,044,427;
  and 549,606,968 shares) (Note 9)                936        932        916
Class H common stock (issued,
  958,024,533; 877,505,382 and
  876,465,865 shares) (Notes 6 and 9)              96         88         88
Capital surplus (principally additional
  paid-in capital)                             21,557     21,519     21,114
Retained earnings                              10,376      9,463     10,233
                                               ------    -------     ------
    Subtotal                                   32,965     32,002     32,351
Accumulated foreign currency
  translation adjustments                      (2,770)    (2,919)    (2,814)
Net unrealized loss on derivatives (Note 8)      (188)      (307)      (187)
Net unrealized gains on securities                268        512        355
Minimum pension liability adjustment           (9,584)    (9,581)       (45)
                                             --------   --------   --------
    Accumulated other comprehensive loss      (12,274)   (12,295)    (2,691)
                                             --------   --------   --------
      Total stockholders' equity               20,691     19,707     29,660
                                             --------   --------   --------
Total liabilities and stockholders' equity   $336,967   $323,969   $303,663
                                             ========   ========   ========
Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended June 30,
                                          -------------------------------------------------------
                                                      2002                          2001
                                          Automotive,     Financing     Automotive,     Financing
                                          Comm.Serv.         and        Comm.Serv.         and
                                          and Other       Insurance     and Other       Insurance
                                          ---------       ---------     ---------       ---------
                                                           (dollars in millions)

Net cash provided by operating activities    $5,196         $3,030        $3,455          $1,278

Cash flows from investing activities
Expenditures for property                    (3,494)           (46)       (4,220)            (42)
Investments in marketable securities
  - acquisitions                               (802)       (20,311)         (773)        (15,691)
Investments in marketable securities
  - liquidations                                578         18,455         1,139          14,734
Mortgage servicing rights - acquisitions          -           (634)            -            (813)
Mortgage servicing rights - liquidations          -              1             -              18
Finance receivables - acquisitions                -       (122,714)            -        (107,883)
Finance receivables - liquidations                -         58,793             -          68,560
Proceeds from sales of finance receivables        -         57,034             -          41,156
Operating leases - acquisitions              (2,748)        (9,205)       (3,182)         (6,448)
Operating leases - liquidations               2,898          7,168         3,576           5,138
Investments in companies, net of
  cash acquired                                (124)          (150)         (612)           (119)
Other                                           744           (567)         (351)            129
                                              -----         ------         -----           -----
Net cash used in investing activities        (2,948)       (12,176)       (4,423)         (1,261)
                                              -----         ------         -----           -----

Cash flows from financing activities
Net increase/(decrease) in loans payable       (857)           970           222         (21,634)
Long-term debt - borrowings                   9,821         12,306         3,451          28,904
Long-term debt - repayments                  (3,818)       (11,243)       (2,225)         (7,703)
Repurchases of common and preference stocks     (97)             -          (264)              -
Proceeds from issuing common stocks              69              -            71               -
Proceeds from sales of treasury stocks           19              -             -               -
Cash dividends paid to stockholders            (607)             -          (600)              -
                                              -----          -----           ---             ---
Net cash provided by (used in)
  financing activities                        4,530          2,033           655            (433)
                                              -----          -----           ---             ---

Effect of exchange rate changes on cash
 and cash equivalents                           130             13           (47)              1
Net transactions with Automotive/
  Financing Operations                         (919)           919          (389)            389
                                                ---          -----           ---             ---
Net increase/(decrease) in cash
  and cash equivalents                        5,989         (6,181)         (749)            (26)
Cash and cash equivalents at
  beginning of the period                     8,432         10,123         9,119           1,165
                                             ------         ------         -----           -----
Cash and cash equivalents at end
  of the period                             $14,421         $3,942        $8,370          $1,139
                                             ======          =====         =====           =====




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 2001 consolidated financial statements and notes thereto included in General Motors Corporation's (the "Corporation", "General Motors", or "GM") 2001 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the Securities and Exchange Commission.
   On August 14, 2002, the Chief Executive Officer and Chief Financial Officer
of  GM  delivered  to  the  U.S.   Securities  and  Exchange   Commission   (the
"Commission") their unqualified attestations, signed under oath concerning all covered reports filed by the Corporation under the Securities Exchange Act of 1934, as amended, as called for by the order of the Commission dated June 27, 2002. In addition, on August 14, 2002, the Chief Executive Officer and Chief Financial Officer of GM complied with the certification requirement of 18 U.S.C. section (ss.) 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, by submitting such certifications by correspondence to the Commission. These certifications and attestations are available to the public in separate Forms 8-K filed with the Commission on August 14, 2002.
   GM presents separate supplemental consolidating statements of income and other financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) Financing and Insurance Operations which consists primarily of GMAC, which provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending. Transactions between businesses have been eliminated in the Corporation's consolidated statements of income.
   Certain amounts for 2001 were reclassified to conform with the 2002 classifications.

New Accounting Standards
   Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Corporation implemented SFAS No. 142 on January 1, 2002. GM then completed step one of the transitional impairment test in the second quarter of 2002. In step one of the two-part transitional impairment test, GM compared the fair value of each reporting unit (which are different from the reporting units of GM's wholly owned subsidiaries GMAC and Hughes) with its respective carrying amount, including goodwill as of January 1, 2002. Since the fair value of each reporting unit exceeded the respective carrying amount, goodwill was not considered impaired. Accordingly, completion of step two of the transitional impairment test is not necessary.
   GM's reported net income exclusive of amortization expense recognized related to goodwill and amortization of intangibles with indefinite lives required under previous accounting standards on an after-tax basis is as follows (dollars in millions except per share amounts):

                                    Three Months Ended      Six Months Ended
                                           June 30,             June 30,
                                   -------------------    ------------------
                                     2002       2001       2002       2001
                                     ----       ----       ----       ----

Reported net income                $1,292       $477     $1,520       $714
Add:
Goodwill amortization                   -         85          -        158
Amortization of intangibles
 with indefinite lives                  -          2          -          4
                                    -----        ---      -----        ---
  Adjusted net income              $1,292       $564     $1,520       $876
                                    =====        ===      =====        ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 1.  Financial Statement Presentation - (concluded)

                                      Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      ------------------    -----------------
                                      2002       2001       2002       2001
                                      ----       ----       ----       ----
Basic earnings (losses) per share
  attributable to common stocks
EPS attributable
to $1-2/3 par value:
  Reported                           $2.48      $1.05      $3.06      $1.59
                                      ====       ====       ====       ====
  Adjusted                           $2.48      $1.12      $3.06      $1.74
                                      ====       ====       ====       ====
EPS attributable to Class H:
  Reported                          $(0.14)    $(0.14)    $(0.27)    $(0.24)
                                      ====       ====       ====       ====
  Adjusted                          $(0.14)    $(0.09)    $(0.27)    $(0.15)
                                      ====       ====       ====       ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution
EPS attributable to $1-2/3 par value:
  Reported                           $2.43      $1.03      $3.02      $1.56
                                      ====       ====       ====       ====
  Adjusted                           $2.43      $1.10      $3.02      $1.71
                                      ====       ====       ====       ====
EPS attributable to Class H:
  Reported                          $(0.14)    $(0.14)    $(0.27)    $(0.24)
                                      ====       ====       ====       ====
  Adjusted                          $(0.14)    $(0.09)    $(0.27)    $(0.15)
                                      ====       ====       ====       ====

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation implemented SFAS No. 144 on January 1, 2002. This statement did not have a material impact on GM's consolidated financial position or results of operations.
   In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Corporation is required to implement SFAS No. 145 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
  In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Corporation is required to implement SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                              June 30,    Dec. 31,   June 30,
                                                2002       2001        2001
                                             --------    --------    -------

Productive material, work in process,
  and supplies                                 $5,211     $5,069     $5,542
Finished product, service parts, etc.           6,383      6,779      7,377
                                              -------    -------    -------
  Total inventories at FIFO                    11,594     11,848     12,919
   Less LIFO allowance                          1,837      1,814      1,847
                                              -------    -------    -------
     Total inventories (less allowances)       $9,757    $10,034    $11,072
                                                =====     ======     ======

Note 3. Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of June 30, 2002 were as follows (dollars in millions):
                                      Gross Carrying   Accumulated  Net Carrying
                                         Amount        Amortization    Amount
                                      --------------   ------------ ------------
Amortized intangible assets:
  Customer lists and contracts              $75            $22         $53
  Trademarks and other                       46             10          36
  Covenants not to compete                   18             11           7
                                           ----             --         ---
Total                                      $139            $43         $96
                                            ===             ==          ==

Unamortized intangible assets:
  License fees - orbital slots             $432
                                            ===

   Aggregate amortization expense on acquired intangible assets was $3 million and $9 million for the second quarter and six months ended June 30, 2002, respectively. Estimated amortization expense in each of the next five years is as follows: 2002 - $15 million; 2003 - $16 million; 2004 - $11 million; 2005 -
$10 million; and 2006 - $10 million.
   The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 were as follows (dollars in millions):

                                                                            Total
                                     GMNA   GME    Other (b)   Hughes (b)    ACO    GMAC    Total GM
                                     ----   ---    ---------   ----------    ---    ----    --------

For Six Months Ended June 30, 2002

Balance as of December 31, 2001       $29   $283     $57        $6,440    $6,809  $3,144    $9,953
Goodwill acquired during the period     -     -        -             -         -      54        54
Goodwill written off related to sale
  of business unit                     (4)    -        -             -        (4)      -        (4)
Effect of foreign currency
  translation                           -    38        -             -        38      17        55
Reclassifications and other (a)         -     -        -           219       219       -       219
                                       --   ---       --         -----     -----   -----    ------
Balance as of June 30, 2002           $25  $321      $57        $6,659    $7,062  $3,215   $10,277
                                       ==   ===       ==         =====     =====   =====    ======

(a) In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that previously recorded intangible assets related to customer lists and dealer networks did not meet the contractual legal criteria or separability criteria as described in SFAS No. 141. As a result, in the first quarter of 2002, Hughes reclassified $210 million, net of $146 million accumulated amortization, of previously reported intangible assets to goodwill.

(b) The amount recorded for Hughes excludes GM's purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company. The carrying value of $57 million in goodwill associated with the purchase is reported in the Other segment.

Note 4.  Contingent Matters

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships and environmental matters. In connection with the disposition by Hughes of its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 4.  Contingent Matters (concluded)

the purchase price and other matters that may result in payments by Hughes to The Boeing Company that would be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.
   In July 2000, GM acquired 20% of the common stock of Fiat Auto Holdings, B.V.
(FAH), the entity which is the sole shareholder of Fiat Auto, S.p.A. (Fiat Auto) for $2.4 billion. Subsequent to that acquisition, the European market for new vehicles has experienced a continued decrease in volumes, and manufacturers have experienced increased pricing and general competitive pressures. Those market conditions and other factors have led to deterioration in the performance of Fiat Auto. Accordingly, GM has commenced a review of the appropriate carrying value of GM's investment in FAH. Management of GM believes it is probable that a significant write-down of GM's investment in FAH will be required in the third quarter of 2002 upon completion of GM's review.
   Beginning January 2004, Fiat S.p.A. (Fiat) has the right to exercise a put option to require GM to purchase 80% of Fiat Auto at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period. GM would expect to fund any such payments from normal operating cash flows or financing activities. At this time it cannot be determined what the effects of the exercise of the put would be, if it ever occurs during the next eight years; however, if it is exercised, it could have a material effect on GM at or after the time of exercise.

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

Note 6.  America Online's Investment in GM Preference Stock

      On June 24, 2002, approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock held by AOL Time Warner (AOL) mandatorily converted into approximately 80 million shares of GM Class H common stock as provided for pursuant to the terms of the preference stock. GM originally issued the shares of preference stock to AOL in 1999 in connection with AOL's $1.5 billion investment in, and its strategic alliance with, Hughes. The preference stock accrued quarterly dividends at a rate of 6.25% per year. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the preference stock. Dividends on the Hughes Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock was amortized over three years.
   The original terms of Hughes Series A Preferred Stock required Hughes to redeem the Series A preferred stock through a cash payment to GM immediately upon the conversion of the preference stock held by AOL into shares of GM Class H common stock. Simultaneous with GM's receipt of the cash redemption proceeds, GM was committed to make a capital contribution to Hughes of the same amount. In connection with this capital contribution, the denominator of the fraction used in the computation of the Available Separate Consolidated Net Income (ASCNI) of Hughes was to be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI increased by the amount of the GM Class H common stock issued.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 6.  America Online's Investment in GM Preference Stock (concluded)

   On June 24, 2002, prior to the conversion of the preference stock on such date, and prior to the time that the Hughes Series A Preferred Stock would have been redeemed on such date, GM, as approved by the GM and Hughes boards of directors, contributed the Hughes Series A Preferred Stock to Hughes. In connection with the contribution of the Hughes Series A Preferred Stock to Hughes, Hughes issued to GM shares of Hughes Series B Preferred Stock. The Hughes Series B Preferred Stock does not accrue dividends and is not redeemable. The Hughes Series B Preferred Stock does not affect the net income of Hughes or the allocation of the earnings per share and amounts available for the payment of dividends on the GM Class H common stock.
   This contribution by GM had the same effect with respect to the numerator and the denominator of the fraction used in the computation of ASCNI that a cash redemption by Hughes of its Series A preferred stock and a cash contribution by GM of the redemption amount would have had.

Note 7.  Comprehensive Income

   GM's total comprehensive income (loss) was as follows (dollars in millions):

                                   Three Months Ended      Six Months Ended
                                       June 30,                June 30,
                                   ------------------     ------------------
                                      2002        2001        2002      2001
                                      ----        ----        ----      ----

Net income                         $1,292         $477     $1,520       $714
Other comprehensive income (loss)     148          167         21       (725)
                                    -----          ---      -----        ---
     Total                         $1,440         $644     $1,541       $(11)
                                    =====          ===      =====         ==

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

Note 9.  Earnings Per Share Attributable to Common Stocks

   Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted EPS attributable to each class of GM common stock considers the effect of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect.
   The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

                                      Three Months Ended     Six Months Ended
                                           June 30,             June 30,
                                      ------------------     -----------------
                                      2002        2001        2002      2001
                                      ----        ----        ----      ----
Earnings (losses) attributable
  to common stocks
  Earnings attributable to
    $1-2/3 par value                $1,389        $574       $1,715     $870
  (Losses) attributable to Class H   $(120)      $(120)       $(242)   $(207)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks for the period, reduced by the ASCNI of Hughes for the respective period.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 9.  Earnings Per Share Attributable to Common Stocks (continued)

   In 2001 and prior years, losses attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). Beginning in 2002, losses attributable to GM Class H common stock were not adjusted for the effects of GM purchase accounting, mentioned above, because the related goodwill is no longer being amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (884 million and 876 million during the three months ended June 30, 2002 and 2001, respectively, and 881 million and 876 million during the six months ended June 30, 2002 and 2001, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion for the second quarters of 2002 and 2001, and for the six month periods ended June 30, 2002 and 2001.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):



                                $1-2/3 Par Value Common Stock        Class H Common Stock
                                -----------------------------        --------------------
                                                 Per Share                       Per Share
                                 Income   Shares   Amount         ASCNI   Shares   Amount
                                 ------   ------   ------         -----   ------   ------
Three Months Ended June 30, 2002
Net income (loss)                $1,397                          $(105)
Less:Dividends on preference
  stocks                              8                             15
                                  -----                           ----
Basic EPS
  Income (loss) attributable
   to common stocks               1,389     560     $2.48        $(120)      884    $(0.14)
                                                     ====                             ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options            -      12                      -         -
                                  -----     ---                    ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                 $1,389     572     $2.43        $(120)      884    $(0.14)
                                  =====     ===      ====          ===       ===      ====

Three Months Ended June 30, 2001
Net income (loss)                  $582                          $(105)
Less:Dividends on preference
   stocks                             8                             15
                                    ---                            ---
Basic EPS
  Income (loss) attributable
    to common stocks                574     549     $1.05         (120)      876     (0.14)
                                                     ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                     -      10                      -         -
                                    ---     ---                    ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                   $574     559     $1.03        $(120)      876    $(0.14)
                                    ===     ===      ====          ===       ===      ====

Six Months Ended June 30, 2002
Net income (loss)                $1,730                          $(210)
Less:Dividends on preference
  stocks                             15                             32
                                  -----                            ---
Basic EPS
  Income (loss) attributable
    to common stocks              1,715     560     $3.06         (242)      881    $(0.27)
                                                     ====                             ====
Effect of Dilutive Securities
  Assumed exercise of
    dilutive stock options            -       8                      -         -
                                  -----     ---                    ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                 $1,715     568     $3.02        $(242)      881    $(0.27)
                                  =====     ===      ====          ===       ===      ====

Six Months Ended June 30, 2001
Net income (loss)                  $889                          $(175)
Less:Dividends on preference
  stocks                             19                             32
                                    ---                            ---
Basic EPS
  Income (loss) attributable
    to common stocks                870     549     $1.59         (207)      876    $(0.24)
                                                     ====                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                     -      10                      -         -
                                    ---     ---                    ---       ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                   $870     559     $1.56        $(207)      876    $(0.24)
                                    ===     ===      ====          ===       ===      ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 9.  Earnings Per Share Attributable to Common Stocks (concluded)

   Certain stock options were not included in the computation of diluted earnings per share for the periods presented since the options' underlying exercise prices were greater than the average market prices of the GM $1-2/3 par value common stock and GM Class H common stock, and therefore the effect would have been antidilutive. In addition, options to purchase shares of GM Class H common stock with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

Note 10.  Depreciation and Amortization

   Depreciation and amortization included primarily in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (dollars in millions):

                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                      ------------------    ----------------
                                      2002        2001        2002      2001
                                      ----        ----        ----      ----

  Depreciation                      $1,143      $1,146      $2,275    $2,183
  Amortization of special tools        622         573       1,251     1,138
  Amortization of intangible assets      -          76           3       143
                                     -----       -----       -----     -----
     Total                          $1,765      $1,795      $3,529    $3,464
                                     =====       =====       =====     =====

Note 11.  European Matters

   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law in 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM recorded, in cost of sales and other expenses, an after-tax charge of $55 million ($0.10 per share of GM $1-2/3 par value common stock) in the second quarter of 2002 for those member states that have passed national laws during the second quarter ended June 30, 2002. Management is currently assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings throughout the remaining quarters of 2002 and in future periods as additional national laws are passed.
   During 2001, GM Europe (GME) announced its intention to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
   . Solid and profitable business performance as of 2003
   . A strengthened and optimized sales structure
   . A revitalized Opel/Vauxhall brand
   . Further market growth opportunities
   . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives include, among other things, reducing GME's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed. These initiatives resulted in a decrease to GM's pre-tax earnings in the first quarter of 2002 as follows: (1) $298 million related to employee separation costs for approximately 4,000 employees; (2) $235 million related to asset writedowns; and (3) $108 million related to the dealer network restructuring in Germany. The net income impact of these charges in the first quarter of 2002 was $407 million, or $0.72 diluted earnings per share of GM $1-2/3 par value common stock ($553 million included in cost of sales and other expenses; $88 million included in selling, general, and administrative expenses; and $(234) million included in income tax expense).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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


                                                                                                              Other
                           GMNA     GME     GMLAAM   GMAP     GMA     Hughes    Other    Total ACO   GMAC   Financing   Total FIO
                           ----     ---     ------   ----     ---     ------    -----    ---------   ----   ---------   ---------
For the Three Months
  Ended June 30, 2002
Net sales and revenues:
  External customers    $30,661  $5,741    $1,233  $1,009  $38,644   $2,237      $837    $41,718    $6,525       $22      $6,547
  Intersegment             (453)    260        73     120        -        4        (4)         -         -         -           -
                         ------   -----     -----   -----   ------    -----       ---     ------    ------        --       -----
Total net sales and
  revenues              $30,208  $6,001    $1,306  $1,129  $38,644   $2,241      $833    $41,718    $6,525       $22      $6,547
                         ======   =====     =====   =====   ======    =====       ===     ======     =====        ==       =====

Interest income (a)        $166     $67        $5      $3     $241       $8     $(101)      $148      $735      $(40)       $695
Interest expense           $267     $42       $30      $2     $341     $123     $(162)      $302    $1,405       $60      $1,465
Net income (loss)        $1,248   $(170)     $(73)    $39   $1,044    $(156)     $(28)      $860      $431        $1        $432

Segment assets          $96,971 $19,299    $3,655  $1,340 $121,265  $19,193   $(3,399)  $137,059  $199,842       $66    $199,908


For the Three Months
  Ended June 30, 2001
Net sales and revenues:
  External customers    $28,609  $5,987    $1,692    $927  $37,215   $1,997       $519   $39,731    $6,422       $67      $6,489
  Intersegment             (492)    244        47     201        -        6        (6)         -         -         -           -
                         ------   -----    ------   -----   ------    -----        ---    ------     -----        --       -----
Total net sales and
  revenues              $28,117  $6,231    $1,739  $1,128  $37,215   $2,003      $513    $39,731    $6,422       $67      $6,489
                         ======   =====     =====   =====   ======    =====       ===     ======     =====        ==       =====

Interest income (a)        $293    $101       $(1)     $4     $397      $19     $(250)      $166      $666     $(113)       $553
Interest expense           $350     $79       $15      $2     $446      $42     $(337)      $151    $2,050       $58      $2,108
Net income (loss)          $521   $(154)      $31   $(121)    $277    $(156)(b)  $(82)       $39      $449      $(11)       $438

Segment assets          $90,185 $19,186    $4,472    $903 $114,746  $19,081      $(89)  $133,738  $168,850    $1,075    $169,925


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


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                 (Unaudited)

Note 12.  Segment Reporting (concluded)

                                                                                                              Other
                           GMNA     GME     GMLAAM   GMAP     GMA     Hughes    Other    Total ACO   GMAC   Financing   Total FIO
                           ----     ---     ------   ----     ---     ------    -----    ---------   ----   ---------   ---------

For the Six Months
  Ended June 30, 2002
Net sales and revenues:
  External customers    $60,082 $11,125   $2,483   $1,913  $75,603   $4,244    $1,644    $81,491   $12,928      $110     $13,038
  Intersegment             (857)    460      124      273        -        9        (9)         -         -         -           -
                         ------  ------    -----    -----   ------     ----     -----     ------    ------       ---      ------
Total net sales and
  revenues              $59,225 $11,585   $2,607   $2,186  $75,603   $4,253    $1,635    $81,491   $12,928      $110     $13,038
                         ======  ======    =====    =====   ======    =====     =====     ======    ======       ===      ======

Interest income (a)        $250    $131      $12       $5     $398      $12     $(189)      $221    $1,439     $(129)     $1,310
Interest expense           $381    $121      $58       $4     $564     $199     $(299)      $464    $3,161      $105      $3,266
Net income (loss)        $1,873   $(702)   $(113)     $46   $1,104    $(312)    $(141)      $651      $870       $(1)       $869


For the Six Months
  Ended June 30, 2001
Net sales and revenues:
  External customers    $54,189 $11,987   $3,053   $1,765  $70,994   $3,908      $993    $75,895   $12,791      $149     $12,940
  Intersegment             (966)    512       81      373        -       12       (12)         -         -         -           -
                         ------  ------    -----    -----   ------    -----       ---     ------    ------       ---      ------
Total net sales and
  revenues              $53,223 $12,499   $3,134   $2,138  $70,994   $3,920      $981    $75,895   $12,791      $149     $12,940
                         ======  ======    =====    =====   ======    =====       ===     ======    ======       ===      ======

Interest income (a)        $562    $184        -       $8     $754      $43     $(475)      $322    $1,304     $(231)     $1,073
Interest expense           $705    $139      $39       $3     $886      $93     $(666)      $313    $4,039      $118      $4,157
Net income (loss)          $627   $(238)     $36    $(142)    $283    $(260)(b) $(201)     $(178)     $914      $(22)       $892



(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company of $2 million for 2001. There is no comparable adjustment in 2002 because of the related goodwill is no longer being amortized effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."


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

   GM's reportable operating segments within its Financing and Insurance Operations business consist of GMAC and Other Financing, which includes financing entities operating in the U.S., Canada, Brazil, and Mexico that are not associated with GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and certain expenses (primarily certain U.S. taxes related to non-U.S. operations) were included in the ACO business. The financial results represent the historical information used by management for internal decision making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared on a GAAP basis, may be materially different.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   For the second quarter of 2002, consolidated net income for the Corporation was $1.3 billion, or $2.43 per share of GM $1-2/3 par value common stock, compared with $477 million, or $1.03 per share of GM $1-2/3 par value common stock for the second quarter of 2001. GM's consolidated net income for the six months ended June 30, 2002 was $1.5 billion, or $3.02 per share of GM $1-2/3 par value common stock, compared with $714 million, or $1.56 per share of GM $1-2/3 par value common stock for the six months ended June 30, 2001. The consolidated net income included special items on an after-tax basis as follows:

List of Special Items - After Tax
(dollars in millions)
                                                             Total                                            Other
                           GMNA     GME     GMLAAM   GMAP     GMA     Hughes    Other    Total ACO   GMAC   Financing   Total GM
                           ----     ---     ------   ----     ---     ------    -----    ---------   ----   ---------   --------


For the Three Months
  Ended June 30, 2002

Reported Net Income
  (Loss)                  $1,248  $(170)     $(73)    $39   $1,044     $(156)    $(28)       $860    $431        $1       $1,292
  GME End of Life
    Vehicle Charge (A)         -     55         -       -       55         -        -          55       -         -           55
                           -----    ---        --      --    -----       ---      ---         ---     ---        --        -----
  Adjusted Income (Loss)  $1,248  $(115)     $(73)    $39   $1,099     $(156)    $(28)       $915    $431        $1       $1,347
                           =====    ===        ==      ==    =====       ===      ===         ===     ===        ==        =====


For the Three Months
  Ended June 30, 2001

Reported Net Income (Loss)  $521  $(154)      $31   $(121)    $277     $(156)    $(82)        $39    $449      $(11)        $477
  Isuzu Restructuring (G)      -      -         -     133      133         -        -         133       -         -          133
                             ---    ---       ---     ---      ---       ---      ---         ---     ---       ---          ---
Adjusted Income (Loss)      $521  $(154)      $31     $12     $410     $(156)    $(82)       $172    $449      $(11)        $610
                             ===    ===       ===     ===      ===       ===      ===         ===     ===       ===          ===


For the Six Months
  Ended June 30, 2002

Reported Net Income
  (Loss)                  $1,873  $(702)    $(113)    $46   $1,104     $(312)  $ (141)       $651    $870       $(1)      $1,520
  GME End of Life
    Vehicle Charge (A)         -     55         -       -       55         -        -          55       -         -           55
  GME Restructuring
    Charge (B)                 -    407         -       -      407         -        -         407       -         -          407
  Hughes Space Shuttle
    Settlement (C)             -      -         -       -        -       (59)       -         (59)      -         -          (59)
  Hughes GECC Contractual
    Dispute (D)                -      -         -       -        -        51        -          51       -         -           51
  Hughes Loan Guarantee
    Charge (E)                 -      -         -       -        -        18        -          18       -         -           18
                           -----    ---       ---      --    -----       ---      ---       -----     ---        --        -----
Adjusted Income (Loss)    $1,873  $(240)    $(113)    $46   $1,566     $(302)   $(141)     $1,123    $870       $(1)      $1,992
                           =====    ===       ===      ==    =====       ===      ===       =====     ===        ==        =====


For the Six Months
  Ended June 30, 2001

Reported Net Income (Loss)  $627  $(238)      $36   $(142)    $283     $(260)   $(201)      $(178)   $914      $(22)        $714
  SFAS 133 Adjustment (F)     14     (2)        1       1       14         8        -          22     (34)        -          (12)
  Isuzu Restructuring (G)      -      -         -     133      133         -        -         133       -         -          133
                             ---    ---        --     ---      ---       ---      ---         ---     ---       ---          ---
Adjusted Income (Loss)      $641  $(240)      $37     $(8)    $430     $(252)   $(201)       $(23)   $880      $(22)        $835
                             ===    ===        ==     ===      ===       ===      ===         ===     ===        ==          ===

See next page for Footnotes.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

List of Special Items - After Tax

Footnotes:

(A) During September 2000, the European Union passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. The laws to be developed in the individual country legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers. The after-tax charge of $55 million, recorded in cost of sales and other expenses, relates to those member states that have passed national laws during the second quarter ended June 30, 2002. See
     Note 11 in the Notes to Consolidated Financial Statements.
(B) The GME Restructuring Charge relates to the initiative implemented in the first quarter of 2002 to improve the competitiveness of GM's automotive operations in Europe. See Note 11 in the Notes to Consolidated Financial Statements.
(C) The Space Shuttle Settlement relates to the favorable resolution of a lawsuit that was filed against the U.S. government on March 22, 1991, based upon the National Aeronautics and Space Administration's (NASA) breach of contract to launch ten satellites on the Space Shuttle.
(D) The GECC Contractual Dispute relates to the expected loss associated with a contractual dispute with General Electric Capital Corporation.
(E) The Loan Guarantee Charge relates to a loan guarantee for a Hughes Network Systems' affiliate in India.
(F The SFAS No. 133 adjustment represents the net income impact from initially adopting SFAS No. 133, "Accounting for Derivatives and Hedging Activities."
(G) The Isuzu restructuring charge includes General Motors' portion of severance payments and asset impairments that were part of the second quarter restructuring of its affiliate Isuzu Motors Ltd.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Deliveries of Cars and Trucks

                                       Three Months Ended June 30,
                                       ---------------------------
                                   2002                          2001
                          ------------------------      ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          -------- ---    --------      -------- ---    --------
                                          (units in thousands)
GMNA
United States
  Cars                   2,245     590     26.3%       2,324     610     26.2%
  Trucks                 2,332     694     29.7%       2,341     666     28.5%
                         -----  ------                 -----   -----
  Total United States    4,577   1,284     28.1%       4,665   1,276     27.3%
Canada, Mexico, and Other  822     209     25.4%         740     186     25.1%
                         -----  ------                 -----   -----

  Total GMNA             5,399   1,493     27.7%       5,405   1,462     27.0%
  GME                    5,076     443      8.7%       5,352     504      9.4%
  GMLAAM                   899     156     17.3%       1,003     175     17.4%
  GMAP                   3,445     138      4.0%       3,234     130      4.0%
                         -----   -----                ------   -----
Total Worldwide         14,819   2,230     15.1%      14,994   2,271     15.1%
                        ======   =====                ======   =====


                                       Six Months Ended June 30,
                                       -------------------------
                                   2002                          2001
                          ------------------------      ------------------------
                                          GM as                         GM as
                                          a % of                        a % of
                          Industry  GM    Industry      Industry  GM    Industry
                          -------- ---    --------      -------- ---    --------
                                            (units in thousands)
GMNA
United States
  Cars                   4,144   1,061     25.6%       4,413   1,213     27.5%
  Trucks                 4,433   1,354     30.5%       4,458   1,258     28.2%
                         -----   -----                 -----   -----
  Total United States    8,577   2,415     28.2%       8,871   2,471     27.9%
Canada, Mexico, and
  Other                  1,498     389     26.0%       1,363     348     25.5%
                         -----   -----                 -----  ------

  Total GMNA            10,075   2,804     27.8%      10,234   2,819     27.5%
  GME                   10,107     878      8.7%      10,631   1,002      9.4%
  GMLAAM                 1,809     309     17.1%       1,983     339     17.1%
  GMAP                   7,004     279      4.0%       6,701     250      3.7%
                        ------   -----                ------   -----
Total Worldwide         28,995   4,270     14.7%      29,549   4,410     14.9%
                        ======   =====                ======   =====


Wholesale Sales
                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                      -------------------   -------------------
                                        2002      2001        2002       2001
                                      --------  --------    --------   --------
                                                (units in thousands)
GMNA
  Cars                                 704        654         1,316      1,249
  Trucks                               853        729         1,603      1,364
                                     -----      -----         -----      -----
    Total GMNA                       1,557      1,383         2,919      2,613
                                     -----      -----         -----      -----
GME
  Cars                                 418        473           813        914
  Trucks                                19         22            48         49
                                       ---        ---           ---        ---
    Total GME                          437        495           861        963
                                       ---        ---           ---        ---
GMLAAM
  Cars                                 112        127           223        238
  Trucks                                47         60            91        108
                                       ---        ---           ---        ---
    Total GMLAAM                       159        187           314        346
                                       ---        ---           ---        ---
GMAP
  Cars                                  47         57            94        104
  Trucks                                39         43           100        135
                                        --        ---           ---        ---
    Total GMAP                          86        100           194        239
                                     -----      -----         -----      -----

Total Worldwide                      2,239      2,165         4,288      4,161
                                     =====      =====         =====      =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA's income and net margin, adjusted to exclude special items (adjusted income and margin), was $1.1 billion and 2.8% on net sales and revenues of $38.6 billion for the second quarter of 2002. This compares with income of $410 million and a net margin of 1.1% on net sales and revenues of $37.2 billion for the prior year quarter. For the six months ended June 30, 2002 adjusted income and margin, increased to $1.6 billion and 2.1% on net sales and revenues of $75.6 billion compared with income of $430 million and a net margin of 0.6% on net sales and revenues of $71.0 billion for the prior year six-month period. The increase in adjusted second quarter and year-to-date 2002 income and net sales and revenues was primarily due to an increase in wholesale sales volumes, favorable mix, material cost savings, and structural cost reductions. These favorable conditions were partially offset by pricing pressures in North America and increased OPEB and salaried separation/retirement costs in North America.
   GMNA's income was $1.2 billion for the second quarter of 2002, compared with $521 million for the prior year quarter. Income for the six months ended June 30, 2002, was $1.9 billion compared with adjusted income of $641 million for the prior six month period. The increase in GMNA's second quarter and year-to-date 2002 income was primarily the result of higher wholesale sales volumes, favorable mix, material costs savings, and structural cost reductions. These favorable conditions were partially offset by pricing pressures and increased OPEB and salaried separation/retirement costs. Net price, which comprehends the percent increase/(decrease) a customer pays in the current period for the same comparably equipped vehicle over the price paid in the previous year's period, was unfavorable for the quarter at (1.9)% year-over-year.
   GME's adjusted loss was $115 million for the second quarter of 2002, compared with a loss of $154 million for the prior year quarter. Adjusted losses for the six months ended June 30, 2002, totaled $240 million, which was unchanged compared to an adjusted loss of $240 million for the prior year six-month period. The decrease in second quarter 2002 adjusted loss was primarily due to material and structural cost improvements. This was partially offset by a decrease in wholesale sales volumes driven by a weak European industry and continuing competitive pricing pressures, as well as reduced sales of the Vectra due to the changeover to the new model.
   GMLAAM's loss was $73 million for the second quarter of 2002, compared with income of $31 million for the prior year quarter. Losses for the six months ended June 30, 2002 totaled $113 million, compared to adjusted income of $37 million for the prior year six-month period. The decrease in second quarter and year-to-date 2002 earnings was primarily due to political unrest and economic uncertainty in Argentina, Brazil, and Venezuela, which have caused a significant deterioration to the 2002 industry outlook for the region.
   GMAP's income for the second quarter of 2002 was $39 million compared to adjusted income of $12 million for the prior year quarter. Income for the six months ended June 30, 2002, was $46 million compared to an adjusted loss of $8 million for the prior year six-month period. The increase in second quarter and year-to-date 2002 earnings was primarily due to equity income improvements from several joint ventures in the region as well as slightly favorable pricing, partially offset by decreased wholesale sales volumes and increases in material and structural costs.

Hughes Financial Review

   Total net sales and revenues increased to $2.2 billion and $4.3 billion for the second quarter and first six months of 2002, respectively, compared with $2.0 billion and $3.9 billion in the comparable periods in 2001. The increase in second quarter and year-to-date net sales and revenues resulted primarily from increased revenues at the Direct-To-Home Broadcast segment due to continued subscriber growth at DIRECTV U.S. and $55 million of revenues in the second quarter associated with the 2002 World Cup at DIRECTV Latin America.
   Hughes' adjusted loss was $156 million for the second quarter of 2002 and 2001. Losses for the six months ended June 30, 2002 totaled $302 million compared to losses of $252 million for the first six months of 2001. The increase in year-to-date losses was primarily due to an increase in interest expense which includes a $47 million charge in the second quarter 2002 for losses associated with the final settlement of a contractual dispute with GECC. The increase in year-to-date losses was also due to a decrease in interest income due to lower average cash and cash equivalent balances in the current year and a decrease in realized gains on investments. These unfavorable factors were partially offset by the increase in revenues discussed above, a $37 million gain resulting from the resolution of remaining claims associated with the exit from the DIRECTV Japan business, and an increased income tax benefit resulting from higher pre-tax losses and favorable resolution of certain tax contingencies recorded in the first six months of 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's income was $431 million on net sales and revenues of $6.5 billion for the second quarter of 2002, compared with $449 million on net sales and revenues of $6.4 billion for the prior year quarter. Income for the first six months of 2002, was $870 million on net sales and revenues of $12.9 billion, compared with adjusted income of $880 million on net sales and revenues of $12.8 billion for the prior year period. Income from automotive and other financing operations totaled $347 million for the second quarter of 2002, compared with $360 million for the prior year quarter. For the six months ended June 30, 2002, income from automotive and other financing operations totaled $602 million compared to $651 million for the prior year period. The decrease in income reflects higher credit losses and unfavorable borrowing spreads, which more than offset the positive effect of higher retail asset levels in North America. Income from insurance operations totaled $26 million for the second quarter of 2002, compared with $41 million for the prior year quarter. For the six months ended June 30, 2002, income from insurance operations totaled $62 million compared to $83 million for the prior year period. The decrease is largely accounted for by the absence of capital gains reflecting weak equity markets, which more than offset a continued improvement in underwriting results. Income from mortgage operations totaled $58 million for the second quarter of 2002, compared with $48 million for the prior year quarter. For the six months ended June 30, 2002, income from mortgage operations totaled $206 million compared to $146 million for the prior year period. The increase reflects increased production volumes in both the residential and commercial mortgage sectors, which were partially offset by a reduction in the value of mortgage servicing rights, due to actual and expected levels of mortgage prepayments.

Investment in Fiat Auto Holdings

  In July 2000, GM acquired 20% of the common stock of Fiat Auto Holdings, B.V.
(FAH), the entity which is the sole shareholder of Fiat Auto, S.p.A. (Fiat Auto) for $2.4 billion. Subsequent to that acquisition, the European market for new vehicles has experienced a continued decrease in volumes, and manufacturers have experienced increased pricing and general competitive pressures. Those market conditions and other factors have led to deterioration in the performance of Fiat Auto. Accordingly, GM has commenced a review of the appropriate carrying value of GM's investment in FAH. Management of GM believes it is probable that a significant write-down of GM's investment in FAH will be required in the third quarter of 2002 upon completion of GM's review.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the first six months of 2002, GM and GMAC experienced excellent access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. Although downgrades to GM's and GMAC's credit ratings in 2001 have reduced GM's and GMAC's access to the commercial paper market, the amount of commercial paper available to GM and GMAC remains sufficient to meet the Corporation's capital needs. Moreover, the downgrades have not had a significant adverse effect on GM's and GMAC's ability to issue long-term public debt, to obtain bank debt, or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have excellent access to the capital markets sufficient to meet the Corporation's needs for financial flexibility. As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2006. Similarly, GMAC has a $7.4 billion line of credit, committed through June 2003, and an additional $7.4 billion committed through June 2006.
   On February 15, 2002, GM issued $875 million of 7.250% Senior Notes due February 15, 2052. The bonds mature in 50 years and are redeemable by GM, in whole or part, prior to 2052 if certain circumstances are satisfied. On March 6, 2002, GM also issued $3.8 billion of convertible debt securities as part of a comprehensive effort to improve the Corporation's financial flexibility. The offering includes $1.2 billion principal amount of 4.5% Series A Convertible Senior Debentures due 2032 and $2.6 billion principal amount of 5.25% Series B Convertible Senior Debentures due 2032. The securities mature in 30 years and are convertible into GM $1-2/3 par value common stock once specific conditions are satisfied. The proceeds of the offerings, combined with other cash generation initiatives, will be used to rebuild GM's liquidity position, reduce its underfunded pension liability, and fund its postretirement health care obligations.

Automotive, Communications Services, and Other Operations

   At June 30, 2002, cash, marketable securities, and $3.0 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $18.4 billion, compared with $12.2 billion at December 31, 2001 and $12.2 billion at June 30, 2001. The increase from December 31, 2001 was primarily due to proceeds from the bond and convertible debt offerings, and strong cash flow from automotive operations. Total assets

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)

in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $6.0 billion at June 30, 2002, compared with $4.9 billion at December 31, 2001 and $5.2 billion at June 30, 2001. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $16.8 billion at June 30, 2002, compared with $10.7 billion at December 31, 2001 and $8.7 billion at June 30, 2001. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 80.2% at June 30, 2002, compared with 72.6% at December 31, 2001 and 36.1% at June 30, 2001. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 81.5% at June 30, 2002, compared with 76.5% at December 31, 2001 and 41.9% at June 30, 2001.
   Net liquidity excluding Hughes, calculated as cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was $2.6 billion at June 30, 2002, compared with $1.0 billion at December 31, 2001 and $1.9 billion at June 30, 2001.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a two-part financing program through GECC pursuant to a Trade Payables Agreement with GM wherein GECC (1) purchases GM receivables at a discount from GM suppliers prior to the due date of those receivables, and pays on behalf of GM the amount due on other receivables which have reached their due date (the first part) and (2) from time to time allows GM to defer payment to GECC with respect to all or a portion of receivables which it has purchased or paid on behalf of GM, which deferral lasts generally up to 40 days.
   To the extent GECC can realize favorable economics from transactions arising in the first part of the program, they are shared with GM. Whenever GECC and GM agree that GM will defer payment beyond the normal due date for receivables under the second part of the program, GM becomes obligated to pay interest for the period of such deferral. Outstanding balances of GM receivables held by GECC are classified as accounts payable in GM's financial statements. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB- (GM's current rating is BBB+) with a negative outlook or below BBB-, or a rating by Moody's of Baa3 (GM's current rating is A3) with a negative outlook or below Baa3, the first part of the program would be unavailable to GM and its suppliers. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB or lower, or a rating by Moody's of Baa2 or lower, the second part of the program would be unavailable to GM. The maximum amount permitted under the program is $2 billion. At June 30, 2002, the outstanding balance under the first part of the program amounted to approximately $755 million, and there was no outstanding balance under the second part of the program.
   Beginning January 2004, Fiat has the right to exercise a put option to require GM to purchase 80% of Fiat Auto at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. As a result of GM's purchase of the initial 20% investment in Fiat Auto for $2.4 billion in the July 2000 transaction, some have suggested a valuation of $9.6 billion for the other 80% of Fiat Auto. However, Exhibit 8.03(a)(iii) to the Master Agreement states that "in determining the Fair Market Value of the Put Shares, the price [$2.4 billion] paid by General Motors for its initial 20% interest in Fiat Auto shall not be considered."
   Until a valuation is actually performed in accordance with provisions of the Master Agreement, the amount that GM may pay for 80% of Fiat Auto is not quantifiable. This is due in large part to the fact that there are many variables that could cause such a determination to rise or fall, including, but not limited to, the operating results and prospects of Fiat Auto, such factors as the timing of any possible exercise of the put, regional and global economic developments and those in the automotive industry, developments specific to the business of Fiat Auto, the resolution of any antitrust issues arising in the context of such a transaction, and other legislative developments in the countries in which Fiat Auto and GM conduct their business operations.
   If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period. GM would expect to fund any such payments from normal operating cash flows or financing activities. At this time it cannot be determined what the effects of the exercise of the put would be, if it ever occurs during the next eight years; however, if it is exercised, it could have a material effect on GM at or after the time of exercise. See Note 4 in the Notes to Consolidated Financial Statements and "Investment in Fiat Auto Holdings in this MD&A."

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations

   At June 30, 2002, GMAC owned assets and serviced automotive receivables totaling $228.0 billion, compared with $220.1 billion at December 31, 2001 and $193.0 billion at June 30, 2001. The increase from December 31, 2001 was primarily the result of an increase in serviced retail receivables, serviced wholesale receivables, mortgage loans held for investment, other assets, and investments in securities. These increases were partially offset by a decrease in cash and cash equivalents, real estate mortgages held for sale, commercial and other loan receivables, mortgage lending receivables, notes receivable from GM, and mortgage servicing rights.
   Total automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $139.0 billion at June 30, 2002, compared with $130.6 billion at December 31, 2001 and $116.8 billion at June 30, 2001. The increase from December 31, 2001 was primarily the result of a $4.7 billion increase in serviced retail receivables, a $4.7 billion increase in serviced wholesale receivables, partially offset by a $1.0 billion decline in commercial and other loan receivables. Continued GM-sponsored retail financing incentives contributed to the rise in serviced retail receivables. The increase in serviced wholesale loan receivables was due to increased dealer inventories at June 30, 2002 compared to December 31, 2001.
   At June 30, 2002, GMAC's total borrowings were $158.0 billion, compared with $152.0 billion at December 31, 2001 and $131.4 billion at June 30, 2001. GMAC's ratio of total debt to total stockholder's equity at June 30, 2002 was 9.3:1, compared with 9.4:1 at December 31, 2001 and 8.9:1 at June 30, 2001.

Off Balance Sheet Arrangements

   GM and GMAC use off-balance sheet special purpose entities ("SPEs") where the economics and sound business principles warrant their use. GM's principal use of SPEs occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GM's wholly-owned subsidiary GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist of trade receivables. GM and GMAC use SPEs in a manner consistent with conventional practices in the securitization industry, the purpose of which is to isolate the receivables for the benefit of securitization investors. The use of SPEs enables GM and GMAC to access the highly liquid and efficient markets for the sale of these types of financial assets when they are packaged in securitized forms.
   GM leases real estate and equipment from various SPEs which have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. All of the SPEs established to facilitate property leases to GM are owned by institutions which are independent of, and not affiliated with, GM. These institutions maintain substantial equity investments in their SPEs. No officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such SPEs.

   Assets in SPEs were as follows (dollars in millions):

                                                   June 30,     Dec. 31,
                                                      2002         2001
                                                   --------     --------
Automotive, Communications Services,
   and Other Operations
------------------------------------

Assets leased under operating leases                $2,530        $2,412
Trade receivables sold                                 889           868
                                                     -----         -----
    Total                                           $3,419        $3,280
                                                     =====         =====

Financing and Insurance Operations

Receivables sold or securitized:
  - Mortgage loans                                $110,228      $104,678
  - Retail finance receivables                      13,291        11,978
  - Wholesale finance receivables                   16,179        16,227
                                                   -------       -------
    Total                                         $139,698      $132,883
                                                   =======       =======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Book Value Per Share

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $27.48 at June 30, 2002, compared with $24.79 at December 31, 2001 and $38.85 at June 30, 2001. Book value per share of GM Class H common stock, adjusted to reflect the GM Class H common stock split, was $5.50 at June 30, 2002, compared with $4.96 at December 31, 2001 and $7.77 at June 30, 2001.

Dividends

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 7, 2002, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid June 10, 2002, to holders of record on May 17, 2002. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its business.
   A quarterly dividend of $8.7793 per share for the GM Series H 6.25% Automatically Convertible Preference Stock was paid on June 24, 2002, to AOL Time Warner, the sole holder of record.

European Matters
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law in 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM recorded an after-tax charge of $55 million ($0.10 per share of GM $1-2/3 par value common stock) in the second quarter of 2002 for those member states that have passed national laws during the second quarter ended June 30, 2002. Management is currently assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings throughout the remaining quarters of 2002 as additional national laws are passed.
   The European Commission has approved a new block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. The current block exemption expires in October 2002, however there is a transition period until the end of September 2003 for existing agreements with dealers. GM is presently evaluating the effect this regulation would have on its present new vehicle and aftermarket distribution strategies.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes/EchoStar Transactions (concluded)

   The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended. The GM $1-2/3 par value common stock would remain outstanding and would be GM's only class of common stock after the transactions.
   As part of the transactions, GM would receive a dividend from Hughes of up to $4.2 billion in cash and its approximately 30% retained economic interest in Hughes would be reduced by a commensurate amount. In addition, GM may achieve additional liquidity with respect to a portion of its retained economic interest in Hughes represented by up to 100 million shares of GM Class H common stock (or, after the transactions, New EchoStar Class C common stock), including by exchanging such shares for GM outstanding liabilities prior to the transactions or exchanging such shares for either cash or GM outstanding liabilities after the transactions. Following these transactions, and based on a number of assumptions, GM may retain an interest in the merged entity.
   GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because of a failure to obtain certain specified regulatory clearances or financing to complete the merger, EchoStar will be required to purchase Hughes' interest in PanAmSat Corporation for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. GM, Hughes, and EchoStar have also agreed that, if the Hughes/EchoStar merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM's Board of Directors of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States federal, state or local antitrust and or federal communication commission matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes.
   On July 2, 2002, GM received a favorable private letter ruling from the U.S. Internal Revenue Service to the effect that, among other things, the split-off of the Hughes holding company from GM would be tax-free to GM and its stockholders for U.S. federal income-tax purposes. General Motors, Hughes, and EchoStar continue to seek required regulatory clearances and approvals from the U.S. Department of Justice and the Federal Communications Commission with a goal toward completing the transactions in the second half of 2002. The companies also are in the process of preparing materials to be distributed to GM $1-2/3 par value common stockholders and GM Class H common stockholders seeking their affirmative vote on certain aspects of the transactions, and to EchoStar stockholders for their information.

Employment and Payrolls

Worldwide employment at June 30, (in thousands)   2002        2001
                                                  ----        ----

  GMNA                                            198         207
  GME                                              69          76
  GMLAAM                                           24          25
  GMAP                                             11          11
  GMAC                                             31          29
  Hughes                                           12          11
  Other                                            12          13
                                                 ----        ----
    Total employees                               357         372
                                                  ===         ===

                                      Three Months Ended     Six Months Ended
                                          June 30,              June 30,
                                      ------------------   ------------------
                                      2002         2001     2002         2001
                                      ----         ----     ----         ----

Worldwide payrolls - (in billions)    $5.4         $5.2    $10.4        $10.2
                                       ===          ===     ====         ====

Significant Accounting Policies

   GM has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Corporation's most significant accounting policies are related to the following areas: sales allowances, policy and warranty, impairment of long-lived assets, employee costs, postemployment benefits, allowance for credit losses, investments in operating leases, and accounting for derivatives and other contracts at fair value. Details regarding the Corporation's use of these policies and the related estimates are described fully in the Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the Corporation's significant accounting policies that affected the Corporation's financial condition or results of operations in the second quarter of 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Significant Accounting Policies (concluded)

   On August 6, 2002, GM announced that the Corporation will expense the fair market value of stock options granted to employees beginning in January 2003, pursuant to SFAS No. 123. In 2003, GM expects the expense associated with stock options will be about $85 million, or $0.15 per share of GM $1-2/3 par value common stock for the year assuming continuing option grants and values similar to recent years. SFAS No. 123 requires amortizing the expense of options over their vesting period. The full cost of GM's annual option grants could grow to about $130 million, or $0.24 per share, in 2005.

Additional Matters

Asbsetos Matters
   Like most domestic and foreign automobile manufacturers, over the years GM has used some brake products incorporating small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos containing friction products. There is a significant body of scientific data demonstrating that these asbestos containing friction products are safe and do not create an increased risk of asbestos related disease. GM believes that the use of asbestos in these products was appropriate.
   As with other companies that have used products containing asbestos, there has been an increase in the number of claims against GM related to allegations concerning the use of friction products in recent years. A growing number of auto mechanics are filing suit seeking recovery as a result of exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant's exposure to asbestos which do not involve GM or even asbestos containing friction products and many of which place users at much greater risk. Many of these claimants do not have an asbestos related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
   GM and the other domestic automobile manufacturers sought to have the asbestos brake claims against them transferred and consolidated with asbestos brake litigation in the Delaware bankruptcy court where the Federal Mogul bankruptcy is pending. The bankruptcy court in Delaware declined to consolidate the automobile manufacturers' cases, and the Court of Appeals affirmed that decision. The manufacturers are attempting to have that decision reviewed by the U.S. Supreme Court. That attempt to consolidate and the bankruptcy court's decision to decline to do so are procedural and do not affect any defenses available in these cases.
   Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower alleged exposure than the automotive friction claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in some locomotives resulting in lawsuits being filed against it by railroad workers seeking relief based on their exposure to asbestos. These claims usually identify numerous other potential sources for the claimant's exposure to asbestos which do not involve GM or even locomotives. Many of these claimants do not have an asbestos related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on exposure to asbestos containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant's exposure to asbestos which do not involve GM. Many of these claimants do not have an asbestos related illness and may never develop one.
   While General Motors has resolved many of these cases over the years and continues to do so for conventional strategic litigation reasons (avoiding defense costs and possible exposure to runaway verdicts), GM, as stated above, believes that the vast majority of such claims against GM are without merit. In this regard GM believes that it has very strong defenses based upon a number of published epidemiological studies prepared by highly respected scientists. GM believes there is compelling evidence warranting the dismissal of virtually all of these claims against GM. GM will vigorously press this evidence before judges and juries whenever possible. Additionally, GM believes there is strong statutory and judicial precedent supporting federal preemption of the asbestos tort claims asserted on behalf of railroad workers. Such preemption would mean that federal law entirely eliminates the possibility that such individuals could bring tort claims against GM.
   GM's aggregate expense associated with resolution of these claims in 2001 was approximately $10 million. This figure may grow in future years because of the number of claims, the many years it can take to resolve any given claim, and the increasing rate at which claims are being filed. Nevertheless, it is management's belief, based upon consultation with legal counsel, that these claims will not result in a material adverse effect upon the financial condition of GM.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Additional Matters (concluded)

Isuzu Restructuring Matters
      On August 14, 2002, GM confirmed it is in discussions with Isuzu Motors Ltd. and Isuzu's banks, including Mizuho Corporate Bank, Ltd., regarding a comprehensive operational and financial restructuring of Isuzu. Under the restructuring proposal, GM would spend a total of Y60 billion (U.S. $500 million). The investment would be used to acquire a majority interest in certain of Isuzu's diesel engine businesses and complete ownership of certain diesel engine technologies. GM also would acquire a majority interest in a new diesel engine engineering joint venture with Isuzu as well as rights to use various related technologies. In addition, GM would have its existing equity in the company retired as part of Isuzu's financial restructuring plan, and GM would then purchase new equity in the company, leaving GM with a 12-percent ownership stake in Isuzu Motors.


                                  * * * * * * *


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 2002, or subsequent thereto, but before the filing of this report are summarized below:

      As previously reported, following the discontinuation of DIRECTV Japan's operations in September 2000, Global Japan, Inc. ("Global") commenced an action in the New York Supreme Court on October 5, 2000 against Hughes, DIRECTV Japan Management Company, Inc., DIRECTV International, Inc., DIRECTV, Inc. and the Hughes-appointed directors of DIRECTV Japan for alleged breach of contract and fiduciary duty, fraudulent conveyance and tortious interference in connection with the termination of two direct broadcast satellite distribution agreements between Global and DIRECTV Japan. In July 2002, the parties reached a settlement and stipulated to dismissal of the lawsuit with prejudice. Pursuant to that settlement, DIRECTV paid approximately $20 million to Global.

                                      * * *

      With respect to the previously reported dispute between General Electric Capital Corporation ("GECC") and DIRECTV arising out of a contract entered into between the parties on July 31, 1995, the parties executed an agreement on June 4, 2002 to settle the matter for $180 million. The settlement resulted in Hughes recording a second quarter 2002 pre-tax charge of $47 million, primarily related to interest expense.




                                     * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 4, 2002.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       2002 General Motors Annual Meeting
                              Final Voting Results
                          (All classes of common stock)

Proposal                                                    Voting Results
                                                        Votes*       Percent**
                                                       -------       ---------
Item No. 1
      Nomination and Election of Directors

      The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.

         Percy N. Barnevik             For          596,375,959       98.7%
                                       Withheld       8,114,082        1.3
         John H. Bryan                 For          594,420,874       98.3
                                       Withheld      10,069,167        1.7
         Armando M. Codina             For          596,247,270       98.6
                                       Withheld       8,242,771        1.4
         George M. C. Fisher           For          596,410,019       98.7
                                       Withheld       8,080,022        1.3
         Nobuyuki Idei                 For          594,573,264       98.4
                                       Withheld       9,916,777        1.6
         Karen Katen                   For          594,566,366       98.4
                                       Withheld       9,923,675        1.6
         Alan G. Lafley                For          596,418,509       98.7
                                       Withheld       8,071,532        1.3
         E. Stanley O'Neal             For          594,421,185       98.3
                                       Withheld      10,068,856        1.7
         Eckhard Pfeiffer              For          594,021,526       98.3
                                       Withheld      10,468,515        1.7
         John F. Smith, Jr.            For          596,415,514       98.7
                                       Withheld       8,074,527        1.3
         G. Richard Wagoner, Jr.       For          596,503,519       98.7
                                       Withheld       7,986,522        1.3
         Lloyd D. Ward                 For          593,163,452       98.1
                                       Withheld      11,326,589        1.9

         In addition, 62 votes were cast                               0.0
         for each of the following:
         John Chevedden, James Dollinger,
         W. Dean Fitzpatrick, John Lauve,
         Louis Lauve III, Steve J. Mahac,
         Larry Parks, Robert G. Rinaldi,
         Danny R. Taylor, William L. Walde,
         William E. Woodward, M.D.

Item No. 2
      A proposal of the Board of Directors   For      576,776,036     95.4%
      that the stockholders ratify the       Against   22,293,255      3.7
      selection of Deloitte & Touche LLP     Abstain    5,420,750      0.9
      as independent public accountants
      for the year 2002.

Item No. 3
      A proposal of the Board of Directors   For      520,480,349     86.1%
      that the stockholders approve the      Against   76,377,285     12.6
      Corporation's executive incentive      Abstain    7,632,407      1.3
      program, effective June 4, 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Proposal                                                    Voting Results
                                                        Votes*       Percent**
                                                       -------       ---------

Item No. 4
      A stockholder proposal that            For       14,846,791      2.9%
      GM provide each year a detailed        Against  478,015,004     93.2
      report of accidents caused by          Abstain   20,147,082      3.9
      driver distraction due to driver
      use of the internet or cell phones
      in General Motors cars.

Item No. 5
      A stockholder proposal that a          For      122,529,377     23.9%
      bylaw be adopted that the Board        Against  374,637,147     73.0
      (and/or management) nominate           Abstain   15,842,360      3.1
      independent directors to key Board
      committees to the fullest extent
      possible.

Item No. 6
      A stockholder proposal that the        For       20,325,029      4.0%
      Directors increase the stock dividend. Against  481,953,798     93.9
                                             Abstain   10,730,048      2.1

Item No. 7
      A stockholder proposal that            For      214,318,962     41.8%
      shareholder approval be required       Against  285,990,093     55.7
      to adopt, terminate or maintain        Abstain   12,699,827      2.5
      a poison pill.

Item No. 8
      A stockholder proposal that GM         For       24,302,082      4.7%
      adopt a bylaw for directors to be      Against  471,402,250     91.9
      paid their retainer in GM current      Abstain   17,304,547      3.4
      voting stock.


* Numbers represent the aggregate voting power of all votes cast as of June 4, 2002 with holders of GM $1-2/3 par value common stock casting one vote per share and holders of GM Class H common stock casting 0.2 vote per share, which represents the applicable voting power after the three-for-one stock split of the GM Class H common stock in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000.

** Percentages represent the aggregate voting power of both classes of GM common stock cast for each item.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             31




(b)  Reports on Form 8-K

   Seven reports on Form 8-K, were filed April 2, 2002, April 16, 2002, May 1, 2002 (2), June 3, 2002, June 4, 2002 and June 24, 2002 during the quarter ended June 30, 2002 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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


                                         GENERAL MOTORS CORPORATION
                                         --------------------------
                                             (Registrant)



Date: August 14, 2002                 /s/Peter R. Bible
---------------------                 ----------------------------------------
                                      (Peter R. Bible, Chief Accounting Officer)