Form 10-Q
period 2002-09-30
GENERAL MOTORS CORP
filed 2002-11-14
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT
--   OF 1934

     For the quarterly period ended September 30, 2002


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT --- OF 1934


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

     As of October 31, 2002, there were outstanding 560,441,241 shares of the issuer's $1-2/3 par value common stock and 958,155,056 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
                                                                      --------

Part I - Financial Information (Unaudited)

   Item 1. Financial Statements

           Consolidated Statements of Income for the Three and
            Nine Months Ended September 30, 2002 and 2001                3

           Consolidated Balance Sheets as of September 30, 2002,
            December 31, 2001, and September 30, 2001                    5

           Condensed Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 2002 and 2001            6

           Notes to Consolidated Financial Statements                    7

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         17

   Item 4. Controls and Procedures                                      30


Part II - Other Information (Unaudited)

   Item 1. Legal Proceedings                                            30

   Item 6. Exhibits and Reports on Form 8-K                             31

Signatures                                                              31

Certifications                                                          32


Exhibit 99   Hughes Electronics Corporation Financial Statements and
              Management's Discussion and Analysis of Financial
              Condition and Results of Operations (Unaudited)           34

Exhibit 99.1 Certification of the Chief Executive Officer Pursuant
              to 18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.            96

Exhibit 99.2 Certification of the Chief Financial Officer Pursuant
              to 18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.            97

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months End        Nine Months Ended
                                      September 30,           September 30,
                                    ----------------        -----------------
                                     2002      2001          2002      2001
                                     ----      ----          ----      ----
                                 (dollars in millions except per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Total net sales and revenues      $43,578   $42,475      $138,107  $131,310
                                   ------    ------       -------   -------
Cost of sales and other expenses
  (Notes 10 and 11)                36,774    34,946       113,517   106,757
Selling, general, and administrative
  expenses (Note 11)                6,173     5,926        17,944    17,171
Interest expense                    2,036     1,888         5,916     6,238
                                   ------    ------       -------   -------
  Total costs and expenses         44,983    42,760       137,377   130,166
                                   ------    ------       -------   -------
Income (loss) before income
  taxes and minority interests     (1,405)     (285)          730     1,144
Income tax expense/(benefit)
  (Note 11)                          (551)       76           137       588
Equity income/(loss) and
  minority interests                   50        (7)          123      (210)
                                      ---       ---           ---       ---
  Net income (loss)                  (804)     (368)          716       346
Dividends on preference stocks          -       (25)          (47)      (76)
                                     ----      ----           ---       ---
  Earnings attributable to
    common stocks                   $(804)    $(393)         $669      $270
                                      ===       ===           ===       ===

Basic earnings (losses) per
  share attributable to
  common stocks (Note 9)
Earnings per share attributable
  to $1-2/3 par value              $(1.42)   $(0.41)        $1.65     $1.18
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.01)   $(0.19)       $(0.28)   $(0.43)
                                     ====      ====          ====      ====

Earnings (losses) per share
  attributable to common
  stocks assuming dilution (Note 9)
Earnings per share attributable
  to $1-2/3 par value              $(1.42)   $(0.41)        $1.63     $1.16
                                     ====      ====          ====      ====
Earnings per share attributable
  to Class H                       $(0.01)   $(0.19)       $(0.28)   $(0.43)
                                     ====      ====          ====      ====



Reference should be made to the notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF INCOME - concluded
                                   (Unaudited)


                                    Three Months End        Nine Months Ended
                                      September 30,           September 30,
                                    ----------------        -----------------
                                     2002      2001          2002      2001
                                     ----      ----          ----      ----
                                             (dollars in millions)

AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues      $36,657   $36,297      $118,148  $112,192
                                   ------    ------       -------   -------
Cost of sales and other expenses
  (Notes 10 and 11)                34,868    32,861       107,540   100,537
Selling, general, and administrative
  expenses (Note 11)                3,645     4,107        11,153    11,837
                                   ------    ------       -------   -------

  Total costs and expenses         38,513    36,968       118,693   112,374
                                   ------    ------       -------   -------
Interest expense                      242       216           706       529
Net expense from transactions with
  Financing and Insurance Operations   72        97           208       315
                                    -----      ----         -----   ------
Loss before income taxes and
  minority interests               (2,170)     (984)       (1,459)   (1,026)
Income tax expense/(benefit)
  (Note 11)                          (835)     (181)         (684)     (194)
Equity income/(loss) and
  minority interests                   88        (1)          179      (150)
                                    -----       ---           ---       ---
  Net loss - Automotive,
    Communications Services,
    and Other Operations          $(1,247)    $(804)        $(596)    $(982)
                                    =====       ===           ===       ===


FINANCING AND INSURANCE OPERATIONS

Total revenues                     $6,921    $6,178       $19,959   $19,118
                                    -----     -----        ------    ------

Interest expense                    1,794     1,672         5,210     5,709
Depreciation and amortization
  expense                           1,395     1,477         4,109     4,429
Operating and other expenses        2,267     1,854         6,231     5,420
Provision for financing and
  insurance losses                    772       573         2,428     1,705
                                    -----     -----        ------    ------
  Total costs and expenses          6,228     5,576        17,978    17,263
                                    -----     -----        ------    ------
Net income from transactions with
  Automotive, Communications
  Services, and Other Operations      (72)      (97)         (208)     (315)
                                      ---       ---         -----     -----
Income before income taxes
  and minority interests              765       699         2,189     2,170
Income tax expense/(benefit)          284       257           821       782
Equity income/(loss) and
  minority interests                  (38)       (6)          (56)      (60)
                                      ---       ---         -----     -----
  Net income - Financing and
    Insurance Operations             $443      $436        $1,312    $1,328
                                      ===       ===         =====     =====


The above supplemental consolidating information is explained in Note 1, "Financial Statement Presentation."

Reference should be made to the notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                                              Sept. 30,             Sept. 30,
                                                 2002     Dec. 31,     2001
GENERAL MOTORS CORPORATION AND SUBSIDIARIES  (Unaudited)    2001   (Unaudited)
                                              ---------     ----    ---------
                                                      (dollars in millions)
                 ASSETS
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                     $14,670     $8,432     $7,899
Marketable securities                           1,360        790        829
                                               ------     ------     ------
  Total cash and marketable securities         16,030      9,222      8,728
Accounts and notes receivable
  (less allowances)                             5,649      5,406      6,200
Inventories (less allowances) (Note 2)         10,673     10,034     10,508
Equipment on operating leases
  (less accumulated depreciation)               4,524      4,524      4,974
Deferred income taxes and other current assets  9,061      7,877      8,751
                                               ------     ------     ------
  Total current assets                         45,937     37,063     39,161
Equity in net assets of
  nonconsolidated associates                    5,045      4,950      4,913
Property - net                                 35,071     34,908     34,555
Intangible assets - net                        13,796     13,721      7,675
Deferred income taxes                          22,884     22,294     15,930
Other assets                                   14,610     17,274     30,984
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations assets               137,343    130,210    133,218
Financing and Insurance Operations
Cash and cash equivalents                       7,338     10,123     10,530
Investments in securities                      12,828     10,669      9,598
Finance receivables - net                     107,808     99,813     90,190
Investment in leases and other receivables     35,964     34,618     36,441
Other assets                                   46,395     36,979     33,624
Net receivable from Automotive, Communications
  Services, and Other Operations                  529      1,557      1,243
                                              -------    -------    -------
  Total Financing and Insurance
    Operations assets                         210,862    193,759    181,626
                                              -------    -------    -------
Total assets                                 $348,205   $323,969   $314,844
                                              =======    =======    =======

               LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)          $19,851    $18,297    $19,335
Loans payable                                   1,472      2,402      1,744
Accrued expenses                               36,817     34,090     35,417
Net payable to Financing and
  Insurance Operations                            529      1,557      1,243
                                               ------     ------     ------
  Total current liabilities                    58,669     56,346     57,739
Long-term debt                                 16,794     10,726      9,320
Postretirement benefits other than pensions    34,138     34,515     34,276
Pensions                                        9,742     10,790      3,443
Other liabilities and deferred income taxes    15,764     13,794     14,183
                                              -------    -------    -------
  Total Automotive, Communications Services,
    and Other Operations liabilities          135,107    126,171    118,961
Financing and Insurance Operations
Accounts payable                                8,558      7,900      6,936
Debt                                          168,265    153,186    144,846
Other liabilities and deferred income taxes    16,326     16,259     14,577
                                              -------    -------    -------
  Total Financing and Insurance
    Operations liabilities                    193,149    177,345    166,359
                                              -------    -------    -------
    Total liabilities                         328,256    303,516    285,320
Minority interests                                817        746        700
Stockholders' equity
$1-2/3 par value common stock (issued,
  561,337,257; 559,044,427;
  and 554,439,259 shares) (Note 9)                936        932        924
Class H common stock (issued,
  958,121,496; 877,505,382; and
  877,032,955 shares) (Notes 6 and 9)              96         88         88
Capital surplus (principally additional
  paid-in capital)                             21,561     21,519     21,330
Retained earnings                               9,291      9,463      9,565
                                              -------    -------    -------
    Subtotal                                   31,884     32,002     31,907
Accumulated foreign currency translation
  adjustments                                  (3,009)    (2,919)    (2,825)
Net unrealized loss on derivatives (Note 8)      (286)      (307)      (392)
Net unrealized gains on securities                141        512        179
Minimum pension liability adjustment           (9,598)    (9,581)       (45)
                                               ------     ------     ------
    Accumulated other comprehensive loss      (12,752)   (12,295)    (3,083)
                                               ------     ------     ------
      Total stockholders' equity               19,132     19,707     28,824
                                              -------    -------    -------
Total liabilities and stockholders'
  equity                                     $348,205   $323,969   $314,844
                                              =======    =======    =======

Reference should be made to the notes to consolidated financial statements.


                                      - 5 -


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                     2002                         2001
                                          -------------------------     ------------------------
                                          Automotive,     Financing     Automotive,    Financing
                                          Comm.Serv.         and        Comm.Serv.        and
                                          and Other       Insurance     and Other      Insurance
                                          ----------      ---------     -----------    ---------
                                                     (dollars in millions)
Net cash provided by operating activities    $7,931         $8,946         $5,509        $1,670

Cash flows from investing activities
Expenditures for property                    (4,920)           (70)        (6,287)          (53)
Investments in marketable securities
  - acquisitions                             (1,391)       (33,491)          (840)      (23,691)
Investments in marketable securities
  - liquidations                                821         31,636          1,172        23,785
Mortgage loans held for investment - net          -         (8,812)             -           501
Mortgage servicing rights - acquisitions          -         (1,292)             -        (1,612)
Mortgage servicing rights - liquidations          -              1              -            17
Finance receivables - acquisitions                -       (181,246)             -      (166,597)
Finance receivables - liquidations                -         87,051              -       103,919
Proceeds from sales of finance receivables        -         85,684              -        63,798
Operating leases - acquisitions              (4,215)       (13,200)        (4,480)      (10,586)
Operating leases - liquidations               4,017         11,105          4,783         9,239
Investments in companies, net of
  cash acquired                                (156)          (150)          (679)         (446)
Other                                           672           (169)          (146)         (391)
                                              -----         ------          -----         -----
Net cash used in investing activities        (5,172)       (22,953)        (6,477)       (2,117)
                                              -----         ------          -----         -----

Cash flows from financing activities
Net (decrease) increase in loans payable       (930)         8,437           (464)      (19,885)
Long-term debt - borrowings                   6,149         19,582          3,990        42,791
Long-term debt - repayments                    (183)       (17,826)        (2,130)      (13,817)
Repurchases of common and preference stocks     (97)             -           (264)            -
Proceeds from issuing common stocks              64              -             91             -
Proceeds from sales of treasury stocks           19              -            222             -
Cash dividends paid to stockholders            (887)             -           (900)            -
                                              -----         ------            ---         -----
Net cash provided by financing activities     4,135         10,193            545         9,089
                                              -----         ------            ---         -----

Effect of exchange rate changes on cash and
  cash equivalents                              372              1            (69)           (5)
Net transactions with Automotive/
  Financing Operations                       (1,028)         1,028           (728)          728
                                              -----          -----          -----        ------
Net  increase (decrease) in cash and
  cash equivalents                            6,238         (2,785)        (1,220)        9,365
Cash and cash equivalents at beginning
  of the period                               8,432         10,123          9,119         1,165
                                             ------         ------          -----        ------
Cash and cash equivalents at end
  of the period                             $14,670         $7,338         $7,899       $10,530
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

New Accounting Standards
   Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Corporation implemented SFAS No. 142 on January 1, 2002. GM then completed step one of the transitional impairment test in the second quarter of 2002. In step one of the two-part transitional impairment test, GM compared the fair value of each reporting unit (which are different from the reporting units of GM's wholly owned subsidiaries GMAC and Hughes) with its respective carrying amount, including goodwill as of January 1, 2002. Since the fair value of each reporting unit exceeded the respective carrying amount, goodwill was not considered impaired. Accordingly, completion of step two of the transitional impairment test is not necessary.
   GM's reported net income and earnings per share information exclusive of amortization expense recognized related to goodwill and amortization of intangibles with indefinite lives required under previous accounting standards on an after-tax basis is as follows (dollars in millions except per share amounts):

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September  30,
                                      ------------------    -----------------
                                      2002       2001       2002       2001
                                      ----       ----       ----       ----

Reported net income/(loss)          $(804)     $(368)      $716       $346
Add:
Goodwill amortization                   -         89          -        247
Amortization of intangibles
  with indefinite lives                 -          2          -          6
                                      ---        ---        ---        ---
  Adjusted net income/(loss)        $(804)     $(277)      $716       $599
                                      ===        ===        ===        ===
Basic (losses) earnings per share
attributable to common stocks
EPS attributable
to GM $1-2/3 par value:
  Reported                         $(1.42)    $(0.41)     $1.65      $1.18
                                     ====       ====       ====       ====
  Adjusted                         $(1.42)    $(0.32)     $1.65      $1.43
                                     ====       ====       ====       ====
EPS attributable to GM Class H:
  Reported                         $(0.01)    $(0.19)    $(0.28)    $(0.43)
                                     ====       ====       ====       ====
  Adjusted                         $(0.01)    $(0.15)    $(0.28)    $(0.30)
                                     ====       ====       ====       ====
(Losses) earnings per share
  attributable to common stocks
  assuming dilution
EPS attributable to GM $1-2/3 par value:
  Reported                         $(1.42)    $(0.41)     $1.63      $1.16
                                     ====       ====       ====       ====
  Adjusted                         $(1.42)    $(0.32)     $1.63      $1.41
                                     ====       ====       ====       ====
EPS attributable to GM Class H:
  Reported                         $(0.01)    $(0.19)    $(0.28)    $(0.43)
                                     ====       ====       ====       ====
  Adjusted                         $(0.01)    $(0.15)    $(0.28)    $(0.30)
                                     ====       ====       ====       ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 1.  Financial Statement Presentation - (concluded)

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Corporation is required to implement SFAS No. 143 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Corporation implemented SFAS No. 144 on January 1, 2002. This statement did not have a material impact on GM's consolidated financial position or results of operations.
   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Corporation is required to implement SFAS No. 145 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Corporation is required to implement SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                             Sept. 30,   Dec. 31,   Sept. 30,
                                                2002       2001        2001
                                             ---------   --------   ---------

Productive material, work in process,
  and supplies                                 $5,274     $5,069      $5,457
Finished product, service parts, etc.           7,236      6,779       6,898
                                              -------    -------     -------
  Total inventories at FIFO                    12,510     11,848      12,355
   Less LIFO allowance                          1,837      1,814       1,847
                                              -------    -------     -------
     Total inventories (less allowances)      $10,673    $10,034     $10,508
                                               ======     ======      ======

Note 3. Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of September 30, 2002 were as follows (dollars in millions):

                                  Gross Carrying   Accumulated    Net Carrying
                                        Amount     Amortization  Amount
                                  --------------   ------------  -------------

Amortized intangible assets:
  Customer lists and contracts         $76            $25           $51
  Trademarks and other                 108             12            96
  Covenants not to compete              18             18             -
                                       ---             --           ---
Total                                 $202            $55          $147
                                       ===             ==           ===

Unamortized intangible assets:
  License fees - orbital slots        $436
                                       ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 3. Goodwill and Acquired Intangible Assets (concluded)

   Aggregate amortization expense on acquired intangible assets was $11 million and $20 million for the third quarter and nine months ended September 30, 2002, respectively. Estimated amortization expense in each of the next five years is as follows: 2003 - $23 million; 2004 - $18 million; 2005 - $17 million; 2006 -
$17 million; and 2007 - $17 million.
   The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 were as follows (dollars in millions):

                                                                           Total
                                     GMNA   GME   Other (b)   Hughes (b)    ACO    GMAC  Total GM
                                     ----  -----  ---------   ----------   -----   ----  --------
For Nine Months Ended Sept. 30, 2002
Balance as of December 31, 2001      $29   $283     $57         $6,440    $6,809  $3,144   $9,953
Goodwill acquired during the
  period                               -      -       -              -         -      65       65
Goodwill written off related
  to sale of business units           (8)     -       -              -        (8)      -       (8)
Effect of foreign currency
  translation                          -     35       -              -        35      24       59
Reclassifications (a)                  -      -       -            210       210       -      210
Other                                  -      -       -              9         9       -        9
                                      --    ---      --          -----     -----   -----   ------
Balance as of Sept. 30, 2002         $21   $318     $57         $6,659    $7,055  $3,233  $10,288
                                      ==    ===      ==          =====     =====   =====   ======


(a) In accordance with SFAS No. 142, Hughes completed a review of its intangible assets and determined that previously recorded intangible assets related to subscriber base and dealer networks did not meet the contractual legal criteria or separability criteria as described in SFAS No. 141. As a result, in the first quarter of 2002, Hughes reclassified $210 million, net of $146 million accumulated amortization, of previously reported intangible assets to goodwill.

(b) The amount recorded for Hughes excludes GM's purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company. The carrying value of $57 million in goodwill associated with the purchase is reported in the Other segment.

Note 4.  Contingent Matters

   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships and environmental matters.
   In connection with the disposition by Hughes of its satellite systems manufacturing businesses to The Boeing Company in 2000, there are disputes regarding the purchase price that may result in payments by Hughes to The Boeing Company that could be material to Hughes. GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.
   In July 2000, GM acquired from Fiat S.p.A. (Fiat) 20% of the common stock of Fiat Auto Holdings, B.V. (FAH), which is the sole shareholder of Fiat Auto S.p.A. (Fiat Auto). Beginning January 2004, Fiat has the right to require GM to purchase Fiat's remaining 80% interest in FAH, at fair market value. This right is referred to as a "put". The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat. That agreement has been made public in a GM filing with the SEC. If the put were exercised, GM would have the option to pay for the 80% interest in Fiat Auto entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period. GM would expect to fund any such payments from normal operating cash flows or financing activities. At this time it cannot be determined what the effects of the exercise of the put would be, if it ever occurs before July 24, 2009; however, if it is exercised, it could have a material effect on GM at or after the time of exercise.

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

Note 6.  America Online's Investment in GM Preference Stock

   On June 24, 2002, approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock held by AOL Time Warner (AOL) mandatorily converted into approximately 80 million shares of GM Class H common stock as provided for pursuant to the terms of the preference stock. GM originally issued the shares of preference stock to AOL in 1999 in connection with AOL's $1.5 billion investment in, and its strategic alliance with, Hughes. The preference stock accrued quarterly dividends at a rate of 6.25% per year. GM immediately invested the $1.5 billion received from AOL into shares of Hughes Series A Preferred Stock designed to correspond to the financial terms of the preference stock. Dividends on the Hughes Series A Preferred Stock were payable to GM quarterly at an annual rate of 6.25%. The underwriting discount on the Hughes Series A Preferred Stock was amortized over three years.
   The original terms of Hughes Series A Preferred Stock required Hughes to redeem the Series A preferred stock through a cash payment to GM immediately upon the conversion of the preference stock held by AOL into shares of GM Class H common stock. Simultaneous with GM's receipt of the cash redemption proceeds, GM was committed to make a capital contribution to Hughes of the same amount.
In connection with this capital contribution, the denominator of the fraction used in the computation of the Available Separate Consolidated Net Income (ASCNI) of Hughes was to be increased by the corresponding number of shares of GM Class H common stock issued. Accordingly, upon conversion of the GM Series H 6.25% Automatically Convertible Preference Stock into GM Class H common stock, both the numerator and denominator used in the computation of ASCNI increased by the amount of the GM Class H common stock issued.
   On June 24, 2002, prior to the conversion of the preference stock on such date, and prior to the time that the Hughes Series A Preferred Stock would have been redeemed on such date, GM, as approved by the GM and Hughes boards of directors, contributed the Hughes Series A Preferred Stock to Hughes. In connection with the contribution of the Hughes Series A Preferred Stock to Hughes, Hughes issued to GM shares of Hughes Series B Convertible Preferred Stock. The Hughes Series B Convertible Preferred Stock does not accrue dividends and is not redeemable. The Hughes Series B Convertible Preferred Stock does not affect the net income of Hughes or the allocation of the earnings per share and amounts available for the payment of dividends on the GM Class H common stock.
   This contribution by GM had the same effect with respect to the numerator and the denominator of the fraction used in the computation of ASCNI of Hughes that a cash redemption by Hughes of its Series A preferred stock and a cash contribution by GM of the redemption amount would have had.
    The Hughes Series B Convertible Preferred Stock is expected to be contributed to Hughes just prior to the Hughes/EchoStar merger. If the Hughes/EchoStar merger does not occur, all or any of the Hughes Series B Convertible Preferred Stock may be converted to Hughes Class B common stock at the option of GM any time after June 24, 2003.

Note 7.  Comprehensive Income

   GM's total comprehensive income (loss) was as follows (dollars in millions):

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                     ------------------     -----------------
                                      2002        2001        2002      2001
                                      ----        ----        ----      ----

Net income (loss)                   $(804)       $(368)      $716       $346
Other comprehensive income (loss)    (478)        (392)      (457)    (1,117)
                                    ------         ---      ------     -----
   Total                          $(1,282)       $(760)      $259      $(771)
                                    =====          ===        ===        ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 8.  Derivative Financial Instruments

   Effective January 1, 2001, GM adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. GM assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $23 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income.
   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of minimizing exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.

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

                                      Three Months Ended    Nine Months Ended
                                           September 30,      September 30,
                                      ------------------   ------------------
                                       2002       2001        2002      2001
                                       ----       ----        ----      ----
Earnings attributable to common stocks
 (Losses) earnings attributable to
    GM $1-2/3 par value               $(795)     $(223)       $922      $647
 (Losses) attributable to GM Class H    $(9)     $(170)      $(253)    $(377)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks, reduced by the ASCNI of Hughes for the respective period.
   In 2001 and prior years, losses attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). Beginning in 2002, losses attributable to GM Class H common stock were not adjusted for the effects of GM purchase accounting, mentioned above, because the related goodwill is no longer being amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."
   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (958 million and 877 million during the three months ended September 30, 2002 and 2001, respectively, and 907 million and 876 million during the nine months ended September 30, 2002 and 2001, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base").
   The Average Class H dividend base was 1.4 billion and 1.3 billion for the third quarters of 2002 and 2001, respectively, and 1.3 billion for the nine month periods ended September 30, 2002 and 2001.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):





                                     - 11 -


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 9.  Earnings Per Share Attributable to Common Stocks (concluded)

                                      $1-2/3 Par Value Common Stock      Class H Common Stock
                                      -----------------------------   ---------------------------
                                                          Per Share                     Per Share
                                       Income    Shares    Amount     ASCNI     Shares    Amount
                                       ------    ------   ---------   -----     ------  ---------
Three Months Ended September 30, 2002
Net loss                               $(795)                          $(9)
Less:Dividends on preference stocks        -                             -
                                         ---                            --
Basic EPS
  Loss attributable to common stocks    (795)      560     $(1.42)      (9)       958     $(0.01)
                                                             ====                 ===
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                            -         -                   -          -
                                         ---       ---                  --        ---
Diluted EPS
  Adjusted loss attributable to
   common stocks                       $(795)      560     $(1.42)     $(9)       958     $(0.01)
                                         ===       ===       ====        =        ===       ====

Three Months Ended September 30, 2001
Net loss                               $(215)                        $(153)
Less:Dividends on preference stocks        8                            17
                                         ---                           ---
Basic EPS
  Loss attributable to common stocks    (223)      551     $(0.41)    (170)       877     $(0.19)
                                                             ====                 ===
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                            -         -                   -          -
                                         ---       ---                 ---        ---
Diluted EPS
  Adjusted loss attributable to
   common stocks                       $(223)      551     $(0.41)   $(170)       877     $(0.19)
                                         ===       ===       ====      ===        ===       ====

Nine Months Ended September 30, 2002
Net income (loss)                       $937                         $(221)
Less:Dividends on preference stocks       15                            32
                                         ---                           ---
Basic EPS
  Income (loss) attributable to
  common stocks                          922       560      $1.65     (253)       907     $(0.28)
                                                             ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                            -         5                   -          -
                                         ---       ---                 ---        ---
Diluted EPS
  Adjusted income (loss) attributable to
  to common stocks                      $922       565      $1.63    $(253)       907     $(0.28)
                                         ===       ===       ====      ===        ===       ====

Nine Months Ended September 30, 2001
Net income (loss)                       $674                         $(328)
Less:Dividends on preference stocks       27                            49
                                         ---                           ---
Basic EPS
  Income (loss) attributable to
  common stocks                          647       549      $1.18     (377)       876     $(0.43)
                                                             ====                 ===
Effect of Dilutive Securities
  Assumed exercise of dilutive
  stock options                            -         7                   -          -
                                         ---       ---                 ---        ---
Diluted EPS
  Adjusted income (loss) attributable
  to common stocks                      $647       556      $1.16    $(377)       876     $(0.43)
                                         ===       ===       ====      ===        ===       ====

   Certain stock options were not included in the computation of diluted earnings per share for the periods presented since the options' underlying exercise prices were greater than the average market prices of the GM $1-2/3 par value common stock and GM Class H common stock. In addition, for periods in which there was an adjusted loss attributable to common stocks, options to purchase shares of GM $1-2/3 par value common stock and GM Class H common stock with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 10.  Depreciation and Amortization

   Depreciation and amortization included primarily in cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (dollars in millions):

                                     Three Months Ended    Nine Months Ended
                                       September 30,          September 30,
                                     ------------------    -----------------
                                      2002        2001       2002       2001
                                      ----        ----       ----       ----

  Depreciation                      $1,166      $1,128      $3,441    $3,311
  Amortization of special tools        645         609       1,896     1,747
  Amortization of intangible assets      3          75           6       218
                                     -----       -----       -----     -----
     Total                          $1,814      $1,812      $5,343    $5,276
                                     =====       =====       =====     =====

Note 11.  European Matters

   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law in 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM recorded, in cost of sales and other expenses in the GME segment, an after-tax charge of $55 million ($0.10 per share of GM $1-2/3 par value common stock) in the first nine months of 2002 for those member states that have passed national laws through September 30, 2002. Management is assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings in the fourth quarter of 2002 and in future periods as additional national laws are passed.
   During 2001, GM Europe (GME) announced its plan to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
   . Solid and profitable business performance as of 2003
   . A strengthened and optimized sales structure
   . A revitalized Opel/Vauxhall brand
   . Further market growth opportunities
   . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives include, among other things, reducing GME's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed. These initiatives resulted in a decrease to GM's pre-tax earnings and were recorded in the GME segment in the first quarter of 2002 as follows: (1) $298 million related to employee separation costs for approximately 4,000 employees; (2) $235 million related to asset writedowns; and (3) $108 million related to the dealer network restructuring in Germany. The net income impact of these charges in the first quarter of 2002 was $407 million, or $0.72 diluted earnings per share of GM $1-2/3 par value common stock ($553 million included in cost of sales and other expenses; $88 million included in selling, general, and administrative expenses; and $(234) million included in income tax expense).
   In July 2000, GM acquired 20% of the common stock of Fiat Auto Holdings, B.V.
(FAH), the entity which is the sole shareholder of Fiat Auto for $2.4 billion. Subsequent to that acquisition, the European market for new vehicles has experienced a continued decrease in volumes, and manufacturers have experienced increased pricing and general competitive pressures. Those market conditions and other factors have led to deterioration in the performance of Fiat Auto. Accordingly, GM commenced a review of the appropriate carrying value of GM's investment in FAH. The review of the carrying value of GM's investment in FAH was completed during the third quarter of 2002 and resulted in a non-cash charge of $2.2 billion ($1.4 billion after tax), recorded in cost of sales and other expenses in the ACO Other segment. This write-down brings the carrying value of GM's investment in FAH from $2.4 billion to $220 million. The carrying value is based on GM's 20% interest in the estimated market value of FAH equity, which comprises FAH's ownership of Fiat Auto, including a 50% stake in the purchasing and powertrain joint ventures between GM and Fiat Auto.

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


                                                                                             Total              Other      Total
                           GMNA    GME     GMLAAM    GMAP     GMA     Hughes     Other        ACO      GMAC   Financing     FIO
                          ------  -----    ------    ----    -----    ------     -----      -------    ----   ---------   -------
For the Three Months Ended
September 30, 2002
Net sales and revenues:
  External customers    $26,846  $5,326    $1,064   $1,002  $34,238   $2,174       $245     $36,657   $6,799      $122     $6,921
  Intersegment             (491)    238        97      156        -        4         (4)          -        -        -           -
                         ------   -----     -----    -----   ------    -----        ---      ------    -----       ---      -----
Total net sales and
  revenues              $26,355  $5,564    $1,161   $1,158  $34,238   $2,178       $241     $36,657   $6,799      $122     $6,921
                         ======   =====     =====    =====   ======    =====        ===      ======    =====       ===      =====

Interest income (a)        $165     $80        $7       $4     $256       $5      $(108)       $153     $852      $(42)      $810
Interest expense           $210     $92       $78       $2     $382      $76      $(216)       $242   $1,707       $87     $1,794
Net income (loss)          $394   $(180)     $(61)     $76     $229     $(13)   $(1,463)(d) $(1,247)    $476      $(33)      $443

Segment assets          $99,157 $18,815    $3,104   $1,265 $122,341  $18,708(c) $(3,706)   $137,343 $210,988     $(126)  $210,862

For the Three Months Ended
September 30, 2001
Net sales and revenues:
  External customers    $26,635  $4,987    $1,258     $818  $33,698   $2,108       $491     $36,297   $6,116       $62     $6,178
  Intersegment             (366)    130        54      182        -        5         (5)          -        -         -          -
                         ------   -----     -----    -----   ------    -----        ---      ------    -----        --      -----
Total net sales and
  revenues              $26,269  $5,117    $1,312   $1,000  $33,698   $2,113       $486     $36,297   $6,116       $62     $6,178
                         ======   =====     =====    =====   ======    =====        ===      ======    =====        ==      =====

Interest income (a)        $303     $95       $(4)      $4     $398       $9      $(261)       $146     $602      $(89)      $513
Interest expense           $311    $104       $27       $2     $444      $41      $(269)       $216   $1,606       $66     $1,672
Net income (loss)          $251   $(287)      $(6)     $60      $18    $(227)(b)  $(595)      $(804)    $437       $(1)      $436

Segment assets          $91,767 $18,316    $4,139     $870 $115,092  $19,068(c)   $(942)   $133,218 $180,384    $1,242   $181,626


(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company (HAC) of $1 million for 2001. There is no comparable adjustment in 2002 because the related goodwill is no longer being amortized effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."
(c) The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $57 million at September 30, 2002 and 2001 related to GM's acquisition of HAC.
(d) Net income (loss) for ACO Other includes a non-cash charge of $1.4 billion after tax related to the write-down of GM's investment in FAH. See Note 11 in the Notes to Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 12.  Segment Reporting (concluded)



                                                                                             Total              Other      Total
                           GMNA    GME     GMLAAM    GMAP     GMA     Hughes     Other        ACO      GMAC   Financing     FIO
                          ------  -----    ------    ----    -----    ------     -----      -------    ----   ---------   -------
For the Nine Months Ended
September 30, 2002
Net sales and revenues:
  External customers    $86,928 $16,451    $3,547   $2,915 $109,841   $6,418     $1,889    $118,148  $19,727      $232    $19,959
  Intersegment           (1,348)    698       221      429        -       13        (13)          -        -         -          -
                         ------  ------     -----    -----  -------    -----      -----     -------   ------       ---     ------
Total net sales and
  revenues              $85,580 $17,149    $3,768   $3,344 $109,841   $6,431     $1,876    $118,148  $19,727      $232    $19,959
                         ======  ======     =====    =====  =======    =====      =====     =======   ======       ===     ======

Interest income (a)        $415    $211       $19       $9     $654      $17      $(297)       $374   $2,291     $(171)    $2,120
Interest expense           $591    $213      $136       $6     $946     $275      $(515)       $706   $5,018      $192     $5,210
Net income (loss)        $2,267   $(882)    $(174)    $122   $1,333    $(325)   $(1,604)(c)   $(596)  $1,346      $(34)    $1,312

For the Nine Months Ended
September 30, 2001
Net sales and revenues:
  External customers    $80,824 $16,974    $4,311   $2,583 $104,692   $6,016     $1,484    $112,192  $18,907      $211    $19,118
  Intersegment           (1,332)    642       135      555        -       17        (17)          -        -         -          -
                         ------  ------     -----    -----  -------    -----      -----     -------   ------       ---     ------
Total net sales and
  revenues              $79,492 $17,616    $4,446   $3,138 $104,692   $6,033     $1,467    $112,192  $18,907      $211    $19,118
                         ======  ======     =====    =====  =======    =====      =====     =======   ======       ===     ======

Interest income (a)        $865    $279       $(4)     $12   $1,152      $52      $(736)       $468   $1,905     $(319)    $1,586
Interest expense         $1,016    $243       $66       $5   $1,330     $134      $(935)       $529   $5,525      $184     $5,709
Net income (loss)          $878   $(525)      $30     $(82)    $301    $(487)(b)  $(796)      $(982)  $1,351      $(23)    $1,328



(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of HAC of $3 million for 2001.
(c) Net income (loss) for ACO Other includes a non-cash charge of $1.4 billion after tax related to the write-down of GM's investment in FAH. See Note 11 in the Notes to Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 13.  Subsequent Event

   On October 17, 2002, GM announced that the transfer of certain assets of Daewoo Motor Company had been completed, leading to the creation GM Daewoo Auto & Technology Company (GM Daewoo). The asset transfer marks the beginning of GM Daewoo, following definitive agreements signed April 30, 2002, and the approval of the Reorganization Plan of Daewoo Motor Company by the Incheon Court on September 30, 2002. GM, Suzuki Motor Corporation, Shanghai Automotive Industry Corporation (SAIC), and creditors of Daewoo Motor Company will be the stockholders in GM Daewoo.
   GM Daewoo will own and operate three manufacturing plants and nine subsidiaries in South Korea, Europe, and Puerto Rico. Included in GM Daewoo are design, engineering, research and development, sales, marketing, and administration assets located in Bupyung, South Korea.
   Daewoo Motors' manufacturing facility in Bupyung, South Korea, will be formed into a new company, Daewoo Incheon Motor Company, and will continue to supply GM Daewoo with vehicles, engines, transmissions and components for at least six years. The agreements give GM Daewoo an option to acquire this company any time within the next six years.
   As of October 28, 2002, GM invested $251 million of capital and it is intended that GM will own 42.1 percent of GM Daewoo and Daewoo's creditors will own 33 percent. Suzuki and SAIC will have a 14.9 percent and 10 percent equity interest, respectively, in GM Daewoo. GM will account for this investment under the equity method of accounting.







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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   For the third quarter of 2002, the Corporation's consolidated net loss was $804 million, or $(1.42) per share of GM $1-2/3 par value common stock, compared with a net loss of $368 million, or $(0.41) per share of GM $1-2/3 par value common stock for the third quarter of 2001. GM's consolidated net income for the nine months ended September 30, 2002 was $716 million, or $1.63 per share of GM $1-2/3 par value common stock, compared with $346 million, or $1.16 per share of GM $1-2/3 par value common stock for the nine months ended September 30, 2001. The consolidated net income (loss) included special items on an after-tax basis as follows:

List of Special Items - After Tax
(dollars in millions)

                                                             Total                           Total              Other      Total
                           GMNA    GME     GMLAAM    GMAP     GMA     Hughes     Other        ACO      GMAC   Financing     GM
                          ------  -----    ------    ----    -----    ------     -----      -------    ----   ---------   -------

For the Three Months Ended
September 30, 2002
Reported Net Income (Loss)  $394  $(180)    $(61)     $76     $229     $(13)   $(1,463)    $(1,247)    $476      $(33)     $(804)
  Write-down of Fiat
   Investment (A)              -      -        -        -        -        -      1,371       1,371        -         -      1,371
  GMNA Production
   Footprint (B)             116      -        -        -      116        -          -         116        -         -        116
  Hughes Sale of Equity
   Interests (C)               -      -        -        -        -      (68)         -         (68)       -         -        (68)
                             ---    ---       --       --      ---       --         --         ---      ---        --        ---
Adjusted Income (Loss)      $510  $(180)    $(61)     $76     $345     $(81)      $(92)       $172     $476      $(33)      $615
                             ===    ===       ==       ==      ===       ==         ==         ===      ===        ==        ===


For the Three Months Ended
September 30, 2001
Reported Net Income (Loss)  $251  $(287)     $(6)     $60      $18    $(227)     $(595)      $(804)    $437       $(1)    $(368)
  Ste. Therese Charge (I)    194      -        -        -      194        -          -         194        -         -        194
  Raytheon Settlement (J)      -      -        -        -        -        -        474         474        -         -        474
  Gain on Sale of Thomson (K)  -      -        -        -        -      (67)         -         (67)       -         -        (67)
  SkyPerfecTV! Writedown (L)   -      -        -        -        -      133          -         133        -         -        133
  Severance Charge (M)         -      -        -        -        -       40          -          40        -         -         40
  DIRECTV Japan Adjustment(N)  -      -        -        -        -      (21)         -         (21)       -         -        (21)
                             ---    ---       --       --      ---      ---        ---          --       --        --         --
Adjusted Income (Loss)      $445  $(287)     $(6)     $60     $212    $(142)     $(121)       $(51)    $437       $(1)      $385
                             ===    ===        =       ==      ===      ===        ===          ==      ===         =        ===




See Footnotes on page 20.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


List of Special Items - After Tax - concluded
(dollars in millions)

                                                             Total                           Total              Other      Total
                           GMNA    GME     GMLAAM    GMAP     GMA     Hughes     Other        ACO      GMAC   Financing     GM
                          ------  -----    ------    ----    -----    ------     -----      -------    ----   ---------   -------

For the Nine Months Ended
September 30, 2002

Reported Net Income
  (Loss)                  $2,267  $(882)   $(174)    $122   $1,333    $(325)   $(1,604)      $(596)  $1,346      $(34)      $716
  Write-down of Fiat
   Investment (A)              -      -        -        -        -        -      1,371       1,371        -         -      1,371
  GMNA Production
   Footprint (B)             116      -        -        -      116        -          -         116        -         -        116
  Hughes Sale of Equity
   Interests (C)               -      -        -        -        -      (68)         -         (68)       -         -        (68)
  GME End of Life Vehicle
   Charge (D)                  -     55        -        -       55        -          -          55        -         -         55
  GME Restructuring Charge(E)  -    407        -        -      407        -          -         407        -         -        407
  Hughes Space Shuttle
   Settlement (F)              -      -        -        -        -      (59)         -         (59)       -         -        (59)
  Hughes GECC Contractual
   Dispute (G)                 -      -        -        -        -       51          -          51        -         -         51
  Hughes Loan Guarantee
   Charge (H)                  -      -        -        -        -       18          -          18        -         -         18
                           -----    ---      ---      ---    -----      ---        ---       -----    -----        --      -----
Adjusted Income (Loss)    $2,383  $(420)   $(174)    $122   $1,911    $(383)     $(233)     $1,295   $1,346      $(34)    $2,607
                           =====    ===      ===      ===    =====      ===        ===       =====    =====        ==      =====


For the Nine Months Ended
September 30, 2001

Reported Net Income (Loss)  $878  $(525)     $30     $(82)    $301    $(487)     $(796)      $(982)  $1,351      $(23)      $346
  Ste. Therese Charge (I)    194      -        -        -      194        -          -         194        -         -        194
  Raytheon Settlement (J)      -      -        -        -        -        -        474         474        -         -        474
  Gain on Sale of Thomson (K)  -      -        -        -        -      (67)         -         (67)       -         -        (67)
  SkyPerfecTV! Writedown (L)   -      -        -        -        -      133          -         133        -         -        133
  Severance Charge (M)         -      -        -        -        -       40          -          40        -         -         40
  DIRECTV Japan Adjustment(N)  -      -        -        -        -      (21)         -         (21)       -         -        (21)
  Isuzu Restructuring (O)      -      -        -      133      133        -          -         133        -         -        133
  SFAS No. 133 Adjustment (P) 14     (2)       1        1       14        8          -          22      (34)        -        (12)
                           -----    ---       --      ---      ---      ---        ---          --    -----        --      -----
Adjusted Income (Loss)    $1,086  $(527)     $31      $52     $642    $(394)     $(322)       $(74)  $1,317      $(23)    $1,220
                           =====    ===       ==       ==      ===      ===        ===          ==    =====        ==      =====


See Footnotes on page 20.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


Footnotes:

(A) The Write-down of Fiat Investment relates to the completion of the previously announced impairment study of the carrying value of Fiat Auto Holdings, B.V. This non-cash charge reduced the value of the Fiat investment from $2.4 billion to $220 million. See Note 11 in the Notes to Consolidated Financial Statements.
(B) The GMNA Production Footprint charge primarily relates to costs associated with the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan.
(C) The Hughes Sale of Equity Interests relates primarily to a gain on the sale of 8.8 million shares of Thomson Multimedia common stock.
(D) The GME End of Life Vehicle Charge relates to the European Union's directive requiring member states to enact legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. This charge of $55 million relates to those member states that have passed national laws by June 30, 2002. See Note 11 in the Notes to Consolidated Financial Statements.
(E) The GME Restructuring Charge relates to the initiative implemented in the first quarter of 2002 to improve the competitiveness of GM's automotive operations in Europe. See Note 11 in the Notes to Consolidated Financial Statements.
(F) The Space Shuttle Settlement relates to the favorable resolution of a lawsuit that was filed against the U.S. government on March 22, 1991, based upon the National Aeronautics and Space Administration's (NASA) breach of contract to launch ten satellites on the Space Shuttle.
(G) The GECC Contractual Dispute relates to an expected loss associated with a contractual dispute with General Electric Capital Corporation.
(H) The Loan Guarantee Charge relates to a loan guarantee for a Hughes Network Systems' affiliate in India.
(I) The Ste. Therese Charge relates to the closing of the Ste. Therese, Quebec assembly plant.
(J) The Raytheon Settlement relates to Hughes' settlement with the Raytheon Company of a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense.
(K) The Gain on Sale of Thomson relates to Hughes' sale of 4.1 million shares of Thomson Multimedia common stock.
(L) The SkyPerfecTV! Writedown relates to Hughes' non-cash charge from the revaluation of its investment.
(M) The Severance Charge relates to Hughes' 10% company-wide workforce reduction in the U.S.
(N) The DirecTV Japan Adjustment relates to a favorable adjustment to the expected costs associated with the shutdown of Hughes' DirecTV Japan business.
(O) The Isuzu Restructuring charges include General Motors' portion of severance payments and asset impairments that were part of the second quarter 2001 restructuring of its affiliate Isuzu Motors Ltd.
(P) The SFAS No. 133 Adjustment represents the net impact during the first quarter 2001 from initially adopting SFAS No. 133, Accounting for Derivatives and Hedging Activities. See Note 8 in the Notes to Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Sales (1)

                                  Three Months Ended September 30,
                         ------------------------------------------------------
                                  2002                          2001
                         -------------------------    -------------------------
                                          GM as                        GM as
                                          a % of                       a % of
                         Industry   GM    Industry    Industry    GM   Industry
                         --------  ---    --------    --------   ---   --------
                                           (units in thousands)
GMNA
United States
  Cars                   2,181     548     25.1%       2,042     544     26.6%
  Trucks                 2,357     723     30.6%       2,124     608     28.6%
                         -----     ---                 -----  ------
  Total United States    4,538   1,271     28.0%       4,166   1,152     27.7%
Canada, Mexico, and
  Other                    727     183     25.2%         683     166     24.3%
                           ---     ---                ------  ------

  Total GMNA             5,265   1,454     27.6%       4,849   1,318     27.2%
  GME                    4,527     387      8.6%       4,634     418      9.0%
  GMLAAM                   932     169     18.2%       1,006     159     15.8%
  GMAP                   3,652     171      4.7%       3,257     137      4.2%
                         -----     ---               -------  ------
Total Worldwide         14,376   2,181     15.2%      13,746   2,032     14.8%
                        ======   =====                ======   =====


                                    Nine Months Ended September 30,
                         ------------------------------------------------------
                                  2002                          2001
                         -------------------------    -------------------------
                                          GM as                        GM as
                                          a % of                       a % of
                         Industry   GM    Industry    Industry    GM   Industry
                         --------  ---    --------    --------   ---   --------
                                           (units in thousands)
GMNA
United States
  Cars                   6,325   1,608     25.4%       6,455   1,757     27.2%
  Trucks                 6,790   2,077     30.6%       6,582   1,866     28.4%
                         -----   -----               -------   -----
  Total United States   13,115   3,685     28.1%      13,037   3,623     27.8%
Canada, Mexico, and
  Other                  2,223     572     25.7%       2,047     514     25.1%
                         ------- -----               -------  ------

  Total GMNA            15,338   4,257     27.8%      15,084   4,137     27.4%
  GME                   14,645   1,267      8.7%      15,265   1,421      9.3%
  GMLAAM                 2,769     483     17.4%       2,989     498     16.7%
  GMAP                  10,808     449      4.2%       9,958     387      3.9%
                        ------  ------               -------  ------
Total Worldwide         43,560   6,456     14.8%      43,296   6,443     14.9%
                        ======   =====                ======   =====


Wholesale Sales
                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                   ------------------       -----------------
                                      2002      2001        2002       2001
                                    -------   -------      ------     -------
                                                (units in thousands)
GMNA
  Cars                                 564       594       1,880      1,843
  Trucks                               709       662       2,312      2,027
                                     -----     -----       -----      -----
    Total GMNA                       1,273     1,256       4,192      3,870
                                     -----     -----       -----      -----
GME
  Cars                                 341       375       1,154      1,289
  Trucks                                23        21          71         70
                                       ---       ---       -----      -----
    Total GME                          364       396       1,225      1,359
                                       ---       ---       -----      -----
GMLAAM
  Cars                                 116       106         339        344
  Trucks                                46        48         137        156
                                       ----      ---         ---        ---
    Total GMLAAM                       162       154         476        500
                                       ---       ---         ---        ---
GMAP
  Cars                                  50        50         144        154
  Trucks                                69        71         169        206
                                       ---       ---         ---        ---
    Total GMAP                         119       121         313        360
                                       ---       ---         ---        ---

Total Worldwide                      1,918     1,927       6,206      6,089
                                     =====     =====       =====      =====

(1) Consistent with industry practice, vehicle unit sales information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review

   GMA's income and net margin, adjusted to exclude special items (adjusted income and margin), was $345 million and 1.0% on net sales and revenues of $34.2 billion for the third quarter of 2002. This compares with income of $212 million and a net margin of 0.6% on net sales and revenues of $33.7 billion for the prior year quarter. The increase in adjusted third quarter income and net sales and revenues was primarily due to favorable mix, material cost savings, and structural cost reductions, partially offset by pricing pressures in North America. These factors, as well as an increase in wholesale volumes, contributed to adjusted income and margin for the nine months ended September 30, 2002 of $1.9 billion and 1.7% on net sales and revenues of $109.8 billion, compared with income of $642 million and net margin of 0.6% on net sales and revenues of $104.7 billion for the prior year nine month period.
   GMNA's adjusted income was $510 million for the third quarter of 2002, compared with adjusted income of $445 million for the prior year quarter. Adjusted income for the nine months ended September 30, 2002, was $2.4 billion compared with adjusted income of $1.1 billion for the prior nine month period. The increase in GMNA's third quarter and year-to-date 2002 income was primarily the result of higher wholesale sales volumes, favorable mix, material costs savings, and structural cost reductions. These favorable conditions more than offset pricing pressures and increased OPEB and pension costs. Net price, which comprehends the percent increase/(decrease) a retailer/distributor pays in the current period over the price paid in the previous year's period for a similar vehicle, was unfavorable for the quarter at (2.2)% year-over-year.
   GME's loss was $180 million for the third quarter of 2002, compared with a loss of $287 million for the prior year quarter. The decrease in third quarter adjusted loss was primarily due to material, structural, and other cost improvements. This was partially offset by a decrease in wholesale sales volumes driven by a weak European industry and continuing competitive pricing pressures. These factors, as well as reduced sales of the Vectra due to the changeover to the new model contributed to an adjusted loss of $420 million for the nine months ended September 30, 2002, compared to an adjusted loss of $527 million for the prior year nine month period.
   GMLAAM's loss was $61 million for the third quarter of 2002, compared with a loss of $6 million for the prior year quarter. Losses for the nine months ended September 30, 2002 totaled $174 million, compared to adjusted income of $31 million for the prior year nine month period. The decrease in third quarter and year-to-date 2002 earnings was primarily due to political unrest and economic uncertainty in Argentina, Brazil, and Venezuela, which have caused a significant deterioration to the 2002 industry outlook for the region.
   GMAP's income for the third quarter of 2002 was $76 million, compared to income of $60 million for the prior year quarter. Income for the nine months ended September 30, 2002, was $122 million compared to an adjusted income of $52 million for the prior year nine month period. The increase in third quarter and year-to-date 2002 earnings was primarily due to equity income improvements from several joint ventures in the region, led by significantly improved results at the GM-Shanghai joint venture. These improvements were partially offset by decreased wholesales sales volumes, slightly unfavorable pricing, and increases in structural costs.

Hughes Financial Review

   Total net sales and revenues increased to $2.2 billion and $6.5 billion for the third quarter and first nine months of 2002, respectively, compared with $2.1 billion and $6.0 billion in the comparable periods in 2001. The increase in third quarter and year-to-date net sales and revenues resulted primarily from increased revenues at DIRECTV U.S. due to continued subscriber growth. The increased revenues at DIRECTV U.S. were partially offset by a decrease in revenues at Hughes Network Systems, which was principally due to lower sales resulting from the substantial completion of two contracts in late 2001. PanAmSat also reported a decrease in revenues due to a large sales-type lease transaction executed during the third quarter of 2001 for which there was no comparable transaction in 2002. Hughes' adjusted loss was $81 million for the third quarter of 2002 compared with a loss of $142 million in the prior year period. Adjsuted losses for the nine months ended September 30, 2002 totaled $383 million compared to adjusted losses of $394 million for the first nine months of 2001. The decrease in quarterly and year-to-date adjusted losses was primarily due to additional gross profits gained from the DIRECTV U.S. revenue growth discussed above, lower expenses resulting from cost saving initiatives, and the discontinuation of the minority interest adjustment in 2001 related to DIRECTV Latin America, due to the accumulation of operating losses in excess of the minority investors investment. These favorable factors were partially offset by a decrease in interest income due to lower average cash and cash equivalent balances in the current year, an increase in interest expense which included a $74 million charge in 2002 for losses associated with the final settlement of a contractual dispute with General Electric Capital Corporation, and a decrease in income tax benefit resulting from lower pre-tax losses recorded in the first nine months of 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's income was $476 million on net sales and revenues of $6.8 billion for the third quarter of 2002, compared with $437 million on net sales and revenues of $6.1 billion for the prior year quarter. Income for the first nine months of 2002, was $1.3 billion on net sales and revenues of $19.7 billion, compared with adjusted income of $1.3 billion on net sales and revenues of $18.9 billion for the prior year period (dollars in millions).

                               Three Months Ended      Nine Months Ended
                                  September 30,          September 30,
                               ------------------      -----------------
                                2002        2001        2002       2001
                               ------      ------      ------     ------

  Automotive and other
   financing operations         $303        $310        $904       $961
  Insurance operations            20          49          83        132
  Mortgage operations            153          78         359        224
                                 ---         ---       -----      -----
     Adjusted consolidated
       income                   $476        $437      $1,346     $1,317
                                 ===         ===       =====      =====

   Income from automotive and other financing operations totaled $303 million for the third quarter of 2002, compared with $310 million for the prior year quarter. For the nine months ended September 30, 2002, income from automotive and other financing operations totaled $904 million compared to $961 million for the prior year period. The decrease in income reflects higher credit losses which more than offset the positive effect of higher retail asset levels in North America. Income from insurance operations totaled $20 million for the third quarter of 2002, compared with $49 million for the prior year quarter. For the nine months ended September 30, 2002, income from insurance operations totaled $83 million compared to $132 million for the prior year period. The decrease in income was attributable to securities with losses in value determined to be other than temporary primarily due to the prolonged decline in equity markets. Income from mortgage operations totaled $153 million for the third quarter of 2002, compared with $78 million for the prior year quarter. For the nine months ended September 30, 2002, income from mortgage operations totaled $359 million compared to $224 million for the prior year period. The increase reflects increased production volumes and higher servicing fees. The results also reflect an improvement in hedge performance related to mortgage servicing rights.

Investment in Fiat Auto Holdings

  In July 2000, GM acquired 20% of the common stock of FAH, the entity which is the sole shareholder of Fiat Auto for $2.4 billion. Subsequent to that acquisition, the European market for new vehicles has experienced a continued decrease in volumes, and manufacturers have experienced increased pricing and general competitive pressures. Those market conditions and other factors have led to deterioration in the performance of Fiat Auto. Accordingly, GM commenced a review of the appropriate carrying value of GM's investment in FAH. The review of the carrying value of GM's investment in FAH was completed during the third quarter of 2002 and resulted in a non-cash charge of $2.2 billion ($1.4 billion after tax). This write-down brings the carrying value of GM's investment in FAH from $2.4 billion to $220 million. The carrying value is based on GM's 20% interest in the estimated market value of FAH equity, which includes FAH's 50% stake in GM's and FAH's purchasing and powertrain joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the first nine months of 2002, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. Downgrades to GM's and GMAC's credit ratings in 2001 and October 2002 have reduced GM's long term credit rating by Standard & Poor's to BBB and A3 by Moody's. Despite these downgrades GM's and GMAC's access to the commercial paper market remains sufficient to meet the Corporation's capital needs. Moreover, the downgrades have not had a significant adverse effect on GM's and GMAC's ability to issue long-term public debt, to obtain bank debt, or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility. As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2006. Similarly, GMAC has a $7.4 billion line of credit, committed through June 2003, and an additional $7.4 billion committed through June 2006.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing Structure (concluded)

   On February 15, 2002, GM issued $875 million of 7.250% Senior Notes due February 15, 2052. The bonds mature in 50 years and are redeemable by GM, in whole or part, prior to 2052 if certain circumstances are satisfied. On March 6, 2002, GM also issued $3.8 billion of convertible debt securities as part of a comprehensive effort to improve the Corporation's financial flexibility. The offering includes $1.2 billion principal amount of 4.5% Series A Convertible Senior Debentures due 2032 and $2.6 billion principal amount of 5.25% Series B Convertible Senior Debentures due 2032. The securities mature in 30 years and are convertible into GM $1-2/3 par value common stock once specific conditions are satisfied. The proceeds of the offerings, combined with other cash generation initiatives, will be used to rebuild GM's liquidity position, reduce its under funded pension liability, and fund its postretirement health care obligations.

Automotive, Communications Services, and Other Operations

   At September 30, 2002, cash , marketable securities, and $3.0 billion of short-term assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities (for ACO including Hughes) totaled $19.0 billion, compared with $12.2 billion at December 31, 2001 and $11.7 billion at September 30, 2001. The increase from December 31, 2001 was primarily due to proceeds from the bond and convertible debt offerings, and strong operating cash flow from automotive operations. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $5.8 billion at September 30, 2002, compared with $4.9 billion at December 31, 2001 and $4.9 billion at September 30, 2001. GM previously indicated that it had a goal of maintaining at least $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $16.8 billion at September 30, 2002, compared with $10.7 billion at December 31, 2001 and $9.3 billion at September 30, 2001. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 88.3% at September 30, 2002, compared with 72.6% at December 31, 2001 and 39.5% at September 30, 2001. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 89.1% at September 30, 2002, compared with 76.5% at December 31, 2001 and 43.7% at September 30, 2001.
   Net liquidity excluding Hughes, calculated as cash, marketable securities, and $3.0 billion of short-term assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was $3.3 billion at September 30, 2002, compared with $1.0 billion at December 31, 2001 and $1.8 billion at September 30, 2001.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a two-part financing program through GECC which was renewed October 2, 2002 pursuant to a Trade Payables Agreement with GM wherein GECC (1) purchases GM receivables at a discount from GM suppliers prior to the due date of those receivables, and pays on behalf of GM the amount due on other receivables which have reached their due date (the first part) and (2) from time to time allows GM to defer payment to GECC with respect to all or a portion of receivables which it has purchased or paid on behalf of GM, which deferral could last from 10 days and up to 40 days. To the extent GECC can realize favorable economics from transactions arising in the first part of the program, they are shared with GM. Whenever GECC and GM agree that GM will defer payment beyond the normal due date for receivables under the second part of the program, GM becomes obligated to pay interest for the period of such deferral. Outstanding balances of GM receivables held by GECC are classified as accounts payable in GM's financial statements. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB- (GM's current rating is BBB) with a negative outlook or below BBB-, or a rating by Moody's of Baa3 (GM's current rating is A3) with a negative outlook or below Baa3, the program would be unavailable to GM and its suppliers. The maximum amount permitted under the program is $2 billion. At September 30, 2002, the outstanding balance under the first part of the program amounted to approximately $845 million, and there was no outstanding balance under the second part of the program.
   Beginning January 2004, Fiat has the right to exercise a put option to require GM to purchase 80% of FAH at fair market value. The put expires on July 24, 2009. The process for establishing the value that would be paid by GM to Fiat involves the determination of "Fair Market Value" by investment banks that would be retained by the parties pursuant to provisions set out in the Master Agreement between GM and Fiat, which has been made public in filings with the SEC. As noted elsewhere in this report, GM has, in order to satisfy applicable accounting principles, recently reviewed the appropriate carrying value of its 20% investment in FAH and written it down from $2.4 billion to $220 million. That action reflects GM's current perspective on the fair market value of FAH, based on the information relating to the business and operations of FAH available to GM. GM will continue to review the appropriate carrying value of its investment in FAH and make further adjustments to the carrying value as and when appropriate.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)

   Until a valuation is actually performed in accordance with provisions of the Master Agreement, the amount that GM may pay for 80% of FAH is not quantifiable. This is due in large part to the fact that there are many variables that could cause such a determination to rise or fall, including, but not limited to, the operating results and prospects of Fiat Auto, such factors as the timing of any possible exercise of the put, regional and global economic developments and those in the automotive industry, developments specific to the business of Fiat Auto, the resolution of any antitrust issues arising in the context of such a transaction, and other legislative developments in the countries in which Fiat Auto and GM conduct their business operations.
   If the put were exercised, GM would have the option to pay for the 80% interest in FAH entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. To the extent GM chooses to pay in cash, that portion of the purchase price may be paid to Fiat in four installments over a three-year period. GM would expect to fund any such payments from normal operating cash flows or financing activities. At this time it cannot be determined what the effects of the exercise of the put would be, if it ever occurs before July 24, 2009; however, if it is exercised, it could have a material effect on GM at or after the time of exercise. See Note 4 in the Notes to Consolidated Financial Statements and "Investment in Fiat Auto Holdings," in this MD&A.

Financing and Insurance Operations

   At September 30, 2002, GMAC owned assets and serviced automotive receivables totaling $239.0 billion, compared with $220.1 billion at December 31, 2001 and $205.5 billion at September 30, 2001. The increase from December 31, 2001 was primarily the result of an increase in serviced retail receivables, serviced wholesale receivables, mortgage loans held for investment, other assets, and investments in securities. These increases were partially offset by a decrease in cash and cash equivalents, mortgage servicing rights, commercial and other loan receivables, notes receivable from GM, and operating lease assets.
   Total automotive and commercial finance receivables serviced by GMAC, including sold receivables, totaled $140.0 billion at September 30, 2002, compared with $130.6 billion at December 31, 2001 and $117.7 billion at September 30, 2001. The increase from December 31, 2001 was primarily the result of a $11.0 billion increase in serviced retail receivables due to increased GM sponsored low rate retail financial programs.
   GMAC's liquidity, as well as its ability to profit from ongoing acquisition activity, is in large part dependent on its timely access to capital and the costs associated with raising funds in different segments of the capital markets. In this regard, GMAC regularly accesses the short-term, medium-term, long-term debt, and asset-backed securitization markets principally through commercial paper, notes, and underwritten transactions.
   At September 30, 2002, GMAC's total borrowings were $168.0 billion, compared with $152.0 billion at December 31, 2001 and $143.2 billion at September 30, 2001. GMAC's ratio of total debt to total stockholder's equity at September 30, 2002 was 9.6:1, compared with 9.4:1 at December 31, 2001 and 9.5:1 at September 30, 2001.

Off Balance Sheet Arrangements

   GM and GMAC use off-balance sheet special purpose entities ("SPEs") where the economics and sound business principles warrant their use. GM's principal use of SPEs occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GM's wholly-owned subsidiary GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist of trade receivables. GM and GMAC use SPEs in a manner consistent with conventional practices in the securitization industry, the purpose of which is to isolate the receivables for the benefit of securitization investors. The use of SPEs enables GM and GMAC to access the highly liquid and efficient markets for the sale of these types of financial assets when they are packaged in securitized forms.
   GM leases real estate and equipment from various SPEs which have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. All of the SPEs established to facilitate property leases to GM are owned by institutions which are independent of,

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off Balance Sheet Arrangements (concluded)

and not affiliated with, GM. These institutions maintain substantial equity investments in their SPEs. No officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such SPEs.

   Assets in SPEs were as follows (dollars in millions):
                                                  Sept. 30    Dec. 31,
                                                    2002        2001
                                                  --------    --------
Automotive, Communications Services, and Other Operations

Assets leased under operating leases              $2,648      $2,412
Trade receivables sold                               422         868
                                                   -----       -----
    Total                                         $3,070      $3,280
                                                   =====       =====

Financing and Insurance Operations

Receivables sold or securitized:
  - Mortgage loans                              $110,497    $104,678
  - Retail finance receivables                    15,181      11,978
  - Wholesale finance receivables                 13,986      16,227
                                                 -------     -------
    Total                                       $139,664    $132,883
                                                 =======     =======

U.S. Pension Plans

   During 2002, actual asset returns for GM's U.S. Hourly Employees and U.S. Salaried Employees Defined Benefit Pension Plans (the Hourly and Salaried plans) have been adversely affected by continued deterioration in the equity markets. For the nine months ended September 30, 2002, the asset returns on the Hourly and Salaried plans were approximately negative 10%. During the same time, corporate bond yields, which are used in determining the discount rate for future pension obligations, have continued to decline. The negative asset returns and declining discount rates are expected to unfavorably affect GM's 2002 year-end SFAS No. 87, "Employers' Accounting for Pensions," funded status and 2003 pension expense. 2003 pension expense would be further unfavorably affected to the extent the company lowers its expected return on asset assumption from its current level of 10% per annum. However, additional contributions would favorably impact the pension funded status and pension expense. Additionally, pension funding requirements will be unfavorably affected by lower asset returns in 2002. If 2003 to 2006 actual asset returns are 10% to 8% per annum, it is anticipated that present value contributions of $14 billion to $17 billion would be required in order for the Hourly and Salaried plans to avoid paying Pension Benefit Guarantee Corporation (PBGC) Variable Rate Premiums. Despite the significant contribution requirements forecast for the 2003 to 2007 period, no contributions are required prior to 2004 to avoid payment of PBGC Variable Rate Premiums.

BOOK VALUE PER SHARE

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $25.41 at September 30, 2002, compared with $24.79 at December 31, 2001 and $37.44 at September 30, 2001. Book value per share of GM Class H common stock, adjusted to reflect the GM Class H common stock split, was $5.08 at September 30, 2002, compared with $4.96 at December 31, 2001 and $7.49 at September 30, 2001.

DIVIDENDS

   Dividends may be paid on common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 6, 2002, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid September 10, 2002, to holders of record on August 16, 2002. With respect to GM Class H common stock, the GM Board determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its business.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EUROPEAN MATTERS

   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law in 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM has recorded after-tax charges of $55 million ($0.10 per share of GM $1-2/3 par value common stock) in the first nine months 2002 for those member states that have passed national laws as of September 30, 2002. Management is assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings in the fourth quarter of 2002 and in future periods as additional national laws are passed.
   The European Commission has approved a new block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. The current block exemption expires in October 2002, however there is a transition period until the end of September 2003 for existing agreements with dealers. In order to implement both the new regulatory changes as well as desired commercial strategies, GME issued a termination letter to all EU dealers (excluding those already under termination notice) while simultaneously also offering an unconditional Letter of Intent to remain part of GME's network. Dealer and authorized repairers are expected to sign new agreements until September 30, 2003 when the new regulation becomes fully effective. GME has maintained regular dialogue with its network partners throughout this process, and an extensive internal training and communication program was developed to support a successful implementation.

HUGHES/ECHOSTAR TRANSACTIONS

   On October 28, 2001, GM and its wholly owned subsidiary Hughes, together with EchoStar Communications Corporation ("EchoStar"), announced the signing of definitive agreements that, subject to stockholder approval, regulatory clearance, and certain other conditions, provide for the split-off of Hughes from GM and the subsequent merger of the Hughes business with EchoStar. These transactions are designed to address strategic challenges currently facing the Hughes business and to provide liquidity and value to GM, which would help to support the credit position of GM after the transactions.
   GM, Hughes, and EchoStar have agreed that, in the event that the transactions do not occur because of a failure to obtain certain specified regulatory clearances or financing to complete the Hughes/Echostar merger, EchoStar will be required to purchase Hughes' interest in PanAmSat Corporation for an aggregate purchase price of approximately $2.7 billion, which is payable, depending on the circumstances, solely in cash or in a combination of cash and either debt or equity securities of EchoStar. In addition, in the event that the transactions do not occur because certain of the specified regulatory clearances or approvals relating to United States federal, state or local antitrust and/or Federal Communication Commission ("FCC") matters have not been satisfied, EchoStar will be required to pay a $600 million termination fee to Hughes. GM, Hughes, and EchoStar have also agreed that, if the Hughes/EchoStar merger is not completed for certain limited reasons involving a competing transaction or a withdrawal by GM's Board of Directors of their recommendation of the EchoStar transaction, then Hughes will pay a termination fee of $600 million to EchoStar.
   On October 10, 2002, the FCC announced that it declined to approve the transfer of the licenses necessary to allow the Hughes/EchoStar merger to close without a public hearing. Accordingly, the application has been designated for hearing by an administrative law judge. The FCC, however, has given the parties until November 27, 2002 to file an amended application to address the FCC's concerns and to file a petition to suspend the hearing. On October 31, 2002, the U.S. Department of Justice ("DOJ"), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes and DIRECTV Enterprises LLC. The suit seeks to permanently enjoin the Hughes/EchoStar merger and a declaration that the proposed Hughes/Echostar merger violates Section 7 of the Clayton Act. On November 5, 2002, the District Court denied the defendants' petition for an expedited trial indicating that a trial would not be held before any merger termination date provided for in the merger agreement. GM and Hughes have not agreed to any extension of any merger termination date. GM and Hughes will continue to coordinate their efforts with EchoStar to proceed in accordance with the terms of the merger agreement.
No assurances can be given that the required regulatory clearances and approvals will be obtained from the DOJ and the FCC within the timeframes required by the merger agreement, or if so obtained, that all other conditions to the transactions will be satisfied such that the merger can be completed.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ISUZU RESTRUCTURING

   On October 25, 2002, GM confirmed that it had finalized details on agreements with Isuzu Motors Ltd. relating to Isuzu's previously announced three-year business plan. In addition to the GM agreements, Isuzu announced that it had reached agreement on broad financial restructuring with its banks, including Mizuho Corporate Bank. GM, Isuzu and the banks expect to finalize all transactions by the end of 2002. Under the restructuring package, GM would spend a total of Y60 billion (U.S. $500 million). The investment would be used to acquire a majority interest in certain of Isuzu's diesel engine businesses and complete ownership of certain diesel engine technologies. GM also would acquire a majority interest in a new diesel engine engineering joint venture with Isuzu as well as rights to use various related technologies. In addition, GM would have its existing equity in the company retired as part of Isuzu's financial restructuring plan, and GM would then purchase new equity in the company, leaving GM with a 12-percent ownership stake in Isuzu.

EMPLOYMENT AND PAYROLLS

Worldwide employment at September 30, (in thousands)
                                                  2002        2001
                                                  ----        ----

  GMNA                                            194         202
  GME                                              68          74
  GMLAAM                                           23          24
  GMAP                                             11          11
  GMAC                                             31          29
  Hughes                                           12          11
  Other                                            12          13
                                                  ---         ---
    Total employees                               351         364
                                                  ===         ===


                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      -------------------   ------------------
30,
                                      2002         2001     2002         2001
                                      ----         ----     ----         ----

Worldwide payrolls - (in billions)    $5.1         $4.9    $15.5        $15.0
                                       ===          ===     ====         ====

SIGNIFICANT ACCOUNTING POLICIES

   GM has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Corporation's most significant accounting policies are related to the following areas: sales allowances, policy and warranty, impairment of long-lived assets, employee costs, post employment benefits, allowance for credit losses, investments in operating leases, and accounting for derivatives and other contracts at fair value. Details regarding the Corporation's use of these policies and the related estimates are described fully in the Corporation's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to the Corporation's significant accounting policies that affected the Corporation's financial condition or results of operations in the third quarter of 2002.
   On August 6, 2002, GM announced that the Corporation will expense the fair market value of newly granted stock options granted to employees beginning in January 2003, pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." In 2003, GM expects the expense associated with stock options will be about $85 million, or $0.15 per share of GM $1-2/3 par value common stock for the year, assuming continuing option grants and values similar to recent years. SFAS No. 123 requires amortizing the expense of options over their vesting period. The cost of GM's annual option grants is expected to grow to about $130 million, or $0.24 per share, in 2005.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ADDITIONAL MATTERS

Asbestos Matters
   Like most domestic and foreign automobile manufacturers, over the years GM has used some brake products incorporating small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos containing friction products. There is a significant body of scientific data demonstrating that these asbestos containing friction products are safe and do not create an increased risk of asbestos related disease. GM believes that the use of asbestos in these products was appropriate.
   As with other companies that have used products containing asbestos, there has been an increase in the number of claims against GM related to allegations concerning the use of friction products in recent years. A growing number of auto mechanics are filing suit seeking recovery as a result of exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant's exposure to asbestos which do not involve GM or even asbestos containing friction products and many of which place users at much greater risk. Many of these claimants do not have an asbestos related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
      GM and the other domestic automobile manufacturers sought to have the asbestos brake claims against them transferred and consolidated with asbestos brake litigation in the Delaware bankruptcy court where the Federal Mogul bankruptcy is pending. The bankruptcy court in Delaware declined to consolidate the automobile manufacturers' cases, and the Court of Appeals affirmed that decision. The manufacturers are attempting to have that decision reviewed by the U.S. Supreme Court. That attempt to consolidate and the bankruptcy court's decision to decline to do so are procedural and do not affect any defenses available in these cases.
   Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower alleged exposure than the automotive friction claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in some locomotives resulting in lawsuits being filed against it by railroad workers seeking relief based on their exposure to asbestos. These claims usually identify numerous other potential sources for the claimant's exposure to asbestos which do not involve GM or even locomotives. Many of these claimants do not have an asbestos related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on exposure to asbestos containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant's exposure to asbestos which do not involve GM. Many of these claimants do not have an asbestos related illness and may never develop one.
   While General Motors has resolved many of these cases over the years and continues to do so for conventional strategic litigation reasons (avoiding defense costs and possible exposure to runaway verdicts), GM, as stated above, believes that the vast majority of such claims against GM are without merit. In this regard GM believes that it has very strong defenses based upon a number of published epidemiological studies prepared by highly respected scientists. GM believes there is compelling evidence warranting the dismissal of virtually all of these claims against GM. GM will vigorously press this evidence before judges and juries whenever possible. Additionally, GM believes there is strong statutory and judicial precedent supporting federal preemption of the asbestos tort claims asserted on behalf of railroad workers. Such preemption would mean that federal law entirely eliminates the possibility that such individuals could bring tort claims against GM.
   GM's aggregate expense associated with resolution of these claims in 2001 was approximately $10 million. This figure may grow in future years because of the number of claims, the many years it can take to resolve any given claim, and the increasing rate at which claims are being filed. Nevertheless, it is management's belief, based upon consultation with legal counsel, that these claims will not result in a material adverse effect on the consolidated financial condition or results of operations of GM.




                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES


   The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. Within 90 days prior to the date of this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of GM's management, the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


                                  * * * * * * *



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became a party during the quarter ended September 30, 2002, or subsequent thereto, but before the filing of this report are summarized below together with material developments relating to previously reported matters:

Other Matters
-------------

      DIRECTV, Inc. has filed a lawsuit against NDS Limited, the provider of DIRECTV's conditional access system. The lawsuit, which was filed under seal in U.S District Court in Los Angeles on September 6, alleges, among other things, breach of contract, fraud, breach of warranty and misappropriation of trade secrets. DIRECTV is seeking relief from the court that includes compensatory and other damages, delivery of software technology required by the contract, and a preliminary and permanent injunction that would enjoin NDS from engaging in further breaches of contract and misappropriation of trade secrets. NDS filed a Counterclaim against DIRECTV and a chip manufacturer, alleging that DIRECTV and the Chip manufacturer misappropriated NDS's intellectual property and infringed NDS's patents in developing new conditional access cards. NDS is seeking injunctive relief as well as an unspecified amount in restitution, disgorgement of profits and punitive damages. DIRECTV disputes these allegations, believes that counterclaim is without merit, and will vigorously defend the claims made by NDS.



                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit
Number              Exhibit Name                                     Page No.
------  -----------------------------------------------              --------

99      Hughes Electronics Corporation Financial Statements and
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             34

99.1    Certification of the Chief Executive Officer Pursuant to
         18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.                              96

99.2    Certification of the Chief Financial Officer Pursuant to
         18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
         of the Sarbanes-Oxley Act of 2002.                              97






(b) Reports on Form 8-K

   Fourteen reports on Form 8-K, were filed July 2, 2002, July 3, 2002, July 11, 2002, July 16, 2002 (2), July 31, 2002*, August 1, 2002, August 6, 2002, August
14, 2002*(2), August 14, 2002, August 21, 2002*, September 4, 2002 and September
25, 2002* during the quarter ended September 30, 2002 reporting matters under
Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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


                                        GENERAL MOTORS CORPORATION
                                               (Registrant)



Date: November 14, 2002             /s/ Peter R. Bible
-----------------------             ----------------------------------------
                                   (Peter R. Bible, Chief Accounting Officer)

                                  CERTIFICATION


I, G. Richard Wagoner, Jr., President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Motors Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                          /s/ G. RICHARD WAGONER, JR.
                                          ---------------------------
                                          G. Richard Wagoner, Jr.
                                          President and Chief Executive Officer

                                  CERTIFICATION


I, John M. Devine, Vice Chairman and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Motors Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002

                                      /s/ JOHN M. DEVINE
                                      -----------------------------------------
                                      John M. Devine
                                      Vice Chairman and Chief Financial Officer