Form 10-K
period 2002-12-31
GENERAL MOTORS CORP
filed 2003-03-13
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                             -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

                        For the transition period from to


                          Commission file number 1-143

                           GENERAL MOTORS CORPORATION
             (Exact Name of Registrant as Specified in its Charter)


        STATE OF DELAWARE                                  38-0572515
        -----------------                                  ----------
    (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

300 Renaissance Center, Detroit, Michigan                  48265-3000
-----------------------------------------                  ----------
(Address of Principal Executive Offices)                   (Zip Code)


        Registrant's telephone number, including area code (313) 556-5000
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
      Title of Each Class                           Which Registered
-------------------------------------              -------------------------
Common, $1-2/3 par value (560,560,818
 shares outstanding as of February 28, 2003)     New York Stock Exchange, Inc.
Class H Common, $0.10 par value (958,299,595
 shares outstanding as of February 28, 2003)     New York Stock Exchange, Inc.


Note: The $1-2/3 par value common stock of the Registrant is also listed for trading on:

      Chicago Stock Exchange, Inc.               Chicago, Illinois
      Pacific Exchange, Inc.                     San Francisco, California
      Philadelphia Stock Exchange, Inc.          Philadelphia, Pennsylvania
      Toronto Stock Exchange                     Toronto, Ontario, Canada
      Borse Frankfurt am Main                    Frankfurt on the Main, Germany
      Borse Dusseldorf                           Dusseldorf, Germany
      Bourse de Bruxelles                        Brussels, Belgium
      Courtiers en Valeurs Mobilieres            Paris, France
      The London Stock Exchange                  London, England


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes . No X.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No .


The aggregate market value (based upon the average of the highest and lowest sales prices on the Composite Tape on February 28, 2003) of General Motors Corporation $1-2/3 par value and GM Class H common stocks held by nonaffiliates on February 28, 2003 was approximately $19.0 billion and $9.8 billion, respectively.

GM's Class H common stock is a "tracking stock" designed to provide holders with financial returns based on the financial performance of Hughes Electronics Corporation and Subsidiaries (Hughes). However, in the event of a GM liquidation, insolvency or similar event, GM Class H stockholders would have no direct claim against the assets of Hughes. Rather, GM Class H stockholders would only have rights in the assets of GM as common stockholders of GM.

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

Documents incorporated by reference are as follows:

                                                    Part and Item Number of
                                                    Form 10-K into Which
Document                                            Incorporated
--------                                            -----------------------

General Motors Notice of Annual Meeting
of Stockholders and Proxy Statement
for the Annual Meeting of Stockholders
to be held June 3, 2003                           Part III, Items 10 through 13

















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

ITEM 1.  Business

General

     The following information is incorporated herein by reference to the indicated pages in Part II:

      Item                                                Page(s)
      ----                                                -------

      Wholesale Sales                                     II-6
      Employment and Payrolls                             II-13
      Note 25 of Notes to the GM Consolidated
       Financial Statements (Segment Reporting)           II-63 through II-66

   GM presents separate supplemental financial information for the following businesses: (1) Automotive, Communications Services, and Other Operations and
(2) Financing and Insurance Operations. GM participates in the automotive industry through the activities of its automotive business operating segment General Motors Automotive (GMA) which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP). GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER. GME, GMLAAM, and GMAP meet the demands of customers outside North America with vehicles designed, manufactured, and/or marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. GM's automotive regions also have equity ownership in Fiat Auto Holdings (FAH), Fuji Heavy Industries Ltd., Suzuki Motor Corporation (Suzuki), Isuzu Motors Limited, Shanghai General Motors Corporation (SGM), SAIC-GM-Wuling Automobile Company Ltd., and GM Daewoo Auto & Technology Company (GM Daewoo). These investees design, manufacturer and market vehicles under the following name plates: Fiat, Alfa Romeo, Subaru, Suzuki, Isuzu, Buick, Wuling, Daewoo, and commencing in 2003, Chevrolet. GM's communications services relate to Hughes, which includes digital entertainment, information and communications services, and satellite-based private business networks. GM's other operations include the design, manufacturing and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's Financing and Insurance Operations primarily relate to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential and commercial mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage.

   Substantially all automotive-related products are marketed through retail dealers and distributors in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 2002, there were approximately 7,790 GM vehicle dealers in the United States, 800 in Canada, and 210 in Mexico. Additionally, there were a total of approximately 11,800 outlets overseas which include dealers and authorized sales, service, and parts outlets.

Raw Materials and Services

   GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

Backlog of Orders

   Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates. Hughes had a $5.0 billion and $5.3 billion backlog of commercial contracts relating to its telecommunications business at the end of 2002 and 2001, respectively.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, DaimlerChrysler Corporation, Toyota Corporation (Toyota), Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Volkswagen A.G. (Volkswagen), Hyundai Motor Company, Ltd. (Hyundai), and Bayerische Motoren Werke AG (BMW). All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Suzuki and GM operate CAMI Automotive Inc. in Ingersoll, Ontario as a joint venture which currently builds light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 2002 are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) unit sales of domestic and foreign makes and GM's competitive position during the years ended December 31, 2002, 2001, and 2000 were as follows:

Vehicle Unit Sales (1)

                                             Years Ended December 31,
                                             -----------------------
                            2002                      2001                       2000
                 -----------------------------------------------------------------------------
                                  GM as                      GM as                     GM as
                                  a % of                     a % of                    a % of
                 Industry   GM   Industry   Industry   GM   Industry   Industry   GM   Industry
                 --------   --   --------   -------    --   --------   --------   --   --------
United States                             (units in thousands)
  Cars             8,131    2,069   25.4%    8,455    2,272   26.9%      8,857   2,532   28.6%
  Trucks           9,013    2,790   31.0%    9,020    2,633   29.2%      8,957   2,421   27.0%
                  ------    -----           ------    -----            -------   -----
    Total United
      States      17,144    4,859   28.3%   17,475    4,905   28.1%     17,814   4,953   27.8%

Canada, Mexico,
 and Other         2,974      764   25.7%    2,775      686   24.7%      2,781     707   25.4%
                  ------    -----            -----    -----             ------   -----
  Total GMNA      20,118    5,623   28.0%   20,250    5,591   27.6%     20,595   5,660   27.5%
  GME             19,172    1,662    8.7%   19,705    1,800    9.1%     20,158   1,856    9.2%
  GMLAAM           3,673      635   17.3%    4,009      665   16.6%      3,664     605   16.5%
  GMAP            14,373      605    4.2%   13,101      524    4.0%     12,880     476    3.7%
                  ------    -----           ------   ------             ------   -----
Total Worldwide   57,336    8,525   14.9%   57,065    8,580   15.0%     57,297   8,597   15.0%

(1) GM vehicle unit sales primarily represents vehicles manufactured by GM or manufactured by GM's investees and sold either under a GM nameplate or through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.


Research and Development

   In 2002, GM spent $5.8 billion for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. In addition, $72 million was spent for customer-sponsored activities. Comparably, $6.2 billion and $6.6 billion were spent on company-sponsored research and other product development activities in 2001 and 2000, respectively, and $82 million and $278 million were spent on customer-sponsored activities in 2001 and 2000, respectively.

Environmental Matters

Automotive Emissions Control
   Both the U.S. Federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.
   Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control systems or components discovered during such testing can lead to substantial cost for General Motors related to emissions recalls. New CARB and Federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Emissions Control - (concluded)
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Low-Emission Vehicles (LEV) II" standards, will begin phasing in for California vehicles in the 2004 model year. Similar federal "Tier 2" standards will also start in 2004. In addition, both the CARB and the EPA have adopted more stringent standards applicable to future heavy-duty trucks.
   California requires that a specified percentage of cars and certain light-duty trucks be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement starts at 10% in model year 2003 and increases in future years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credits, which are vehicles that meet very stringent emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. Currently California is in the process of further amending its ZEV regulations, including delaying its start date until 2005. California is likely to finalize any such amendments sometime in the second quarter of 2003.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the federal requirements and four states, New York, Massachusetts, Maine and Vermont, have done so. To provide states an alternative to the adoption of California standards, GM and other auto manufacturers began selling LEVs in the remaining 45 states in 2001, under the provisions of the National Low Emission Vehicle Program.
   In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both Federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles meet lower emission standards, and new diagnostics are required.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year Federally. Systems are being further modified to accommodate Federal onboard refueling vapor recovery (ORVR) control standards. ORVR was phased-in on passenger cars in the 1998 through 2000 model years, and is phasing-in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards apply in California, as well as Federally.
   Starting in the 2001 model year, the test procedure for exhaust emissions have become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle.

Industrial Environmental Control
   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.
   GM is in various stages of investigation or remediation for sites where contamination has been alleged, and recorded a liability of $219 million at December 31, 2002 and $253 million at December 31, 2001 for worldwide environmental investigation and remediation as summarized below:

      . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement has been verified. The total liability for sites involving GM was estimated to be $86 million at December 31, 2002. This compares with $85 million at December 31, 2001.

      . For closed plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, was estimated at $38 million at December 31, 2002. This compares with $56 million at December 31, 2001.

      . GM is involved in investigation and remediation activities at additional locations worldwide with an estimated liability of approximately $95 million at December 31, 2002. This compares with $112 million at December 31, 2001.



                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)
   The cost impact of the Clean Air Act Amendments under Title V is the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $500 million to $700 million in aggregate through the year 2005.
   The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2005 will be approximately $160
million.   Specific  environmental  expenses  are  difficult  to  isolate  since
expenditures   may  be  made  for  more  than  one   purpose,   making   precise
classification difficult.

Vehicular Noise Control
   Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. General Motors Corporation is committed to designing and developing all its products to meet these noise requirements. Addressing specific vehicle noise regulations for all state and local regulations however, is not practical or possible. The Corporation therefore compiles the most stringent requirement for all regulated markets and validates to the composite requirement. Public awareness of vehicle/traffic noise concerns is leading to an ever-increasing number of disparate state and local noise requirements. A comprehensive assessment is required to address the potential cost impact of meeting increasingly restrictive noise requirements.
   Medium to heavy-duty trucks are regulated at the Federal level. Federal truck regulations preempt all state/local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating (GVWR).

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 2002 model year domestic passenger car fleet attained a Corporate Average Fuel Economy
(CAFE) of 28.8 miles per gallon (mpg) versus the standard of 27.5 mpg. The CAFE estimate for 2003 model year domestic passenger cars is projected at 28.6 mpg versus the standard of 27.5 mpg.
   For GM's imported passenger cars, 2002 model year CAFE attained 27.8 mpg versus a standard of 27.5 mpg. The CAFE estimate for 2003 model year import passenger cars is 28.6 mpg versus the standard of 27.5 mpg.
   Fuel economy standards for light-duty trucks became effective in 1979. General Motors' light truck CAFE fleet average for the 2002 model year is 21.1 mpg versus a standard of 20.7 mpg. GM's 2003 model year truck CAFE is projected at 21.2 mpg versus a standard of 20.7 mpg.
   GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizeable civil penalties and could have to close plants or severely restrict product offerings to remain in compliance.

End of Life Vehicles
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM recorded, in cost of sales and other expenses in the GME segment, an after-tax charge of $55 million ($0.10 per share of GM $1-2/3 par value common stock) in 2002 for those member states that have passed national laws through December 31, 2002. Management is assessing the impact of this potential legislation on GM's financial position and results of operations and may include charges to earnings in future periods.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Segment Reporting Data

   Operating segment and principal geographic area data for 2002, 2001, and 2000 are summarized in Note 25 to the GM Consolidated Financial Statements in Part II.

                                   * * * * * *

   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has approximately 400 locations operating in approximately 40 states and approximately 230 cities in the United States. Of these, approximately 20 are engaged in the final assembly of GM cars and trucks; approximately 60 are service parts operations responsible for distribution or warehousing; approximately 10 major plants, offices, and research facilities relate to the operations of Hughes Electronics Corporation; and the remainder are offices or involved primarily in the testing of vehicles or the manufacturing of automotive components and power products. In addition, the Corporation has approximately 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in approximately 50 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Sweden, Belgium, Spain, China, Thailand, Argentina, Portugal, and Poland.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented in Note 25 to the GM Consolidated Financial Statements in
Part II.

ITEM 3.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 2002, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

   Seven putative nationwide and statewide class actions are pending against General Motors in state and federal courts alleging that the paint or paint application process used on some GM vehicles was defective due to the omission of a primer surfacer layer. Generally, plaintiffs allege that GM's failure to disclose the alleged paint defect is a fraudulent omission and a violation of various states' consumer protection laws. No determination has been made that any case may proceed as a class action.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

   With respect to the suits relating to the primer surfacer issue described above: Christian Amedee and Louis Fuxan v. General Motors Corporation, et al., Civil District Court for the Parish of New Orleans, State of Louisiana filed March 24, 1995, Cherise Miller, et al., v. General Motors Corporation, United States District Court for the Northern District of Illinois, filed on April 8, 1998 (the court determined that plaintiffs had not demonstrated that they could meet the requirements for certification of a nationwide class ), and Rose Ann Hayes v. General Motors Corporation et al. filed on May 22, 2001 in the Circuit Court for Madison County Illinois are purported nationwide class actions; Eddie Glorioso v. General Motors Corporation and Scott Arnold v. General Motors Corporation, consolidated in Superior Court for the City and County of San Francisco, California, both filed in July 1998, are purported California statewide class actions; Scott Haverdink v. General Motors Corporation, Court of Common Pleas of Philadelphia County, Pennsylvania, filed on May 16, 1999, is a putative Pennsylvania statewide class action; and Darryl Oshanek v. General Motors Corporation and General Motors of Canada, Limited, filed in the Supreme Court of British Columbia, Canada, on June 2, 1999, is putative class action on behalf of residents of British Columbia in which GM is appealing a decision that it is a proper party. GM intends to vigorously oppose class certification and defend these cases.

                                      * * *

   In February 2003, General Motors Corporation, General Motors of Canada, Ltd. and Ford, DaimlerChrysler, Toyota, Honda, Nissan and BMW and their Canadian subsidiaries, the National Automobile Dealers Association and the Canadian Automobile Dealers Association, were named as defendants in purported nationwide class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001. Those actions were filed in federal courts in California, Illinois, New York, Massachusetts and Florida and a parallel purported statewide class action on behalf of all purchasers of new motor vehicles in California since January 1, 2001, was filed against the same defendants in a state court in California.

   The nearly identical complaints allege that the manufacturer defendants, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to United States citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints allege that new vehicle prices in Canada are ten to thirty percent lower than those in the United States and that preventing the sale of these vehicles to United States citizens resulted in the payment of supracompetitive prices by United States consumers. The complaints seek treble damages under the antitrust laws, but do not specify damages. No determination has been made to certify any of these cases as a class action. General Motors believes its actions have been lawful and intends to vigorously defend these cases.

                                      * * *

   In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company ("Boeing"), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes' consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of December 31, 2002, approximately $670 million of proposed adjustments remain unresolved. Hughes is contessting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes' consolidated results of operations and financial position.


                                      * * *



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

   On June 3, 1999, the National Rural Telecommunications Cooperative ("NRTC") filed a lawsuit against DIRECTV, Inc. and Hughes Communications Galaxy, Inc., which Hughes refers to together in this description as "DIRECTV," in the United States District Court for the Central District of California, alleging that DIRECTV, Inc. breached its DBS Distribution Agreement with the NRTC. Hughes Communications Galaxy, Inc. was the original party to the DBS Distribution Agreement with the NRTC and assigned its rights and obligations to and under the DBS Distribution Agreement to DIRECTV, Inc. The DBS Distribution Agreement provides the NRTC with certain distribution rights, in certain specified portions of the United States, for a specified period of time, with respect to DIRECTV(R) programming delivered over 27 of the 32 frequencies at the 101 degrees west longitude orbital location. The NRTC claims that DIRECTV has wrongfully deprived it of the exclusive right to distribute programming formerly provided by United States Satellite Broadcasting Company, Inc. ("USSB"), over the other five frequencies at 101 degrees west longitude, and seeks recovery of related revenues from the date USSB was acquired by Hughes. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the former USSB programming because, among other things, the NRTC's exclusive distribution rights are limited to programming distributed over 27 of the 32 frequencies at 101 degrees west longitude. The NRTC also pled, in the alternative, the right to distribute former USSB programming on a non-exclusive basis, but stipulated to dismiss this claim without prejudice on August 25, 2000. DIRECTV maintains that the NRTC's right under the DBS Distribution Agreement is to market and sell the former USSB programming as its non-exclusive sales agent and that NRTC is not entitled to the additional claimed revenues. DIRECTV intends to vigorously defend against the NRTC claims. DIRECTV also filed a counterclaim against the NRTC seeking a declaration of the parties' rights under the DBS Distribution Agreement.

   On August 26, 1999, the NRTC filed a second lawsuit in the United States District Court for the Central District of California against DIRECTV alleging breach of the DBS Distribution Agreement. In this lawsuit, the NRTC is asking the court to require DIRECTV to pay the NRTC a proportionate share of unspecified financial benefits that DIRECTV derives from programming providers and other third parties. DIRECTV denies that it owes any sums to the NRTC on account of the allegations in these matters and plans to vigorously defend itself against these claims. On June 21, 2001, the court permitted the NRTC to amend the action to also seek an exclusive right to distribute in its territories, and to retain revenues from, "Advanced Services," which the NRTC defines to include services such as Wink, TiVo, Ultimate TV and AOL-TV. DIRECTV denies that the NRTC is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC has contractual rights.

   Pegasus Satellite Television, Inc. ("Pegasus") and Golden Sky Systems, Inc. ("Golden Sky"), the two largest NRTC affiliates, filed an action on January 11, 2000 against DIRECTV in the United States District Court for the Central District of California. The plaintiffs alleged, among other things, that DIRECTV has interfered with their contractual relationship with the NRTC. The plaintiffs alleged that their rights and damages are derivative of the rights and damages asserted by the NRTC in its two cases against DIRECTV. The plaintiffs also alleged that DIRECTV misused their subscriber information, thereby violating plaintiffs' trade secret rights, and interfered with their contractual relationships with manufacturers and distributors by preventing those parties from selling receiving equipment to the plaintiffs' retailers. On October 19, 2000, Golden Sky agreed to dismiss its equipment-related claims with prejudice. On November 1, 2002, the plaintiffs and DIRECTV stipulated to the dismissal of the plaintiffs' trade secret claims without prejudice, and on October 11, 2002, Pegasus and DIRECTV stipulated to the dismissal of Pegasus' equipment-related claims without prejudice. Neither dismissal required payment of funds by DIRECTV or the plaintiffs. DIRECTV denies that it has wrongfully interfered with any of the plaintiffs' business relationships and will vigorously defend the remaining claims in the lawsuit. DIRECTV filed a counterclaim on March 9, 2001, seeking judicial declarations that the contracts between Pegasus and the NRTC, and Golden Sky and the NRTC, do not include rights of first refusal and will terminate when the DIRECTV 1 satellite is removed from orbit. On June 21, 2001, the court permitted Pegasus and Golden Sky to amend their complaint to seek an exclusive right, also derivative from the NRTC's claimed right, to distribute in their territories, and to retain revenues from, the "Advanced Services." DIRECTV denies that Pegasus and Golden Sky are entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, Pegasus and Golden Sky, have contractual rights.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

   A class action suit was filed in the United States District Court for the Central District of California against DIRECTV on behalf of the NRTC's participating members on February 29, 2000. The court certified a class on December 27, 2000. The class asserted claims identical to the claims that were asserted by Pegasus and Golden Sky in their lawsuit against DIRECTV, described in the preceding paragraph. Similar to Golden Sky, however, the class has dismissed its equipment-related claims without prejudice. On November 1, 2002, the class and DIRECTV also stipulated to the dismissal without prejudice of the class' trade secret claims, without payment of funds by either DIRECTV or the class. DIRECTV filed counterclaims against the class identical to those filed against Pegasus and Golden Sky as described above. On June 21, 2001, the class was also permitted to amend its complaint to seek an exclusive right, derivative from the NRTC's claimed right, to distribute in their territories, and to retain revenues from, the "Advanced Services." DIRECTV denies that the class is entitled to exclusive distribution rights to the so-called Advanced Services because, among other things, the services are not services transmitted by DIRECTV over the 27 frequencies as to which the NRTC and derivatively, the class, have contractual rights.

   The United States District Court for the Central District of California consolidated for purposes of discovery and other pretrial proceedings each of the NRTC, Pegasus and Golden Sky and class action lawsuits described above. The court has ordered the parties to participate in a pre-trial mediation and has set each of the cases for trial on June 3, 2003. The process by which the cases will be tried has not been finally determined. An amount of loss, if any, cannot be estimated at this time in the NRTC, Pegasus and class action litigation.

   DIRECTV, Inc. (herein referred to as "DIRECTV") filed suit in California State Court, Los Angeles County, on June 22, 2001 against Pegasus and Golden Sky (herein referred to together as "Defendants") to recover monies calculated at approximately $52 million that Defendants owe DIRECTV under the parties' Seamless Marketing Agreement, which provides for reimbursement to DIRECTV of certain subscriber acquisition costs incurred by DIRECTV on account of new subscriber activations in Defendants' territory. Defendants had ceased making payments altogether, and indicated that they did not intend to make any further payments due under the agreement. On July 13, 2001, Defendants sent notice of termination of the agreement and on July 16, 2001, Defendants answered DIRECTV's complaint and filed a cross complaint alleging counts of fraud in the inducement, breach of contract, breach of the covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with prospective economic advantage and violation of California Bus. and Prof. Code 17200. Defendants also thereafter removed the action to federal district court, Central District of California, where it was transferred to the judge hearing the other cases among NRTC, Pegasus and a class of NRTC members, on the one hand, and DIRECTV on the other. The court consolidated the cases for purposes of discovery and other pretrial proceedings. On September 16, 2002, the court permitted Pegasus to amend its counterclaim to eliminate the interference and Section 17200 claims, and to add claims for both rescission of the agreement and specific performance of an audit right provided in the agreement, in the event it is determined that Pegasus breached the agreement and owes money thereunder to DIRECTV. On September 30, 2002, DIRECTV moved to dismiss Pegasus' claims for breach of the covenant of good faith and fair dealing and specific performance. The court granted DIRECTV's motion as to the specific performance claim, and further granted DIRECTV's motion on the good faith and fair dealing claim to the extent Pegasus sought punitive damages. DIRECTV denies any liability to Defendants, and intends to vigorously pursue its damages claim against Defendants and defend against Defendants' counterclaims. The case is also currently scheduled for trial beginning June 3, 2003. Based on Hughes' assessment of the merits of the case, Hughes does not believe that the litigation will have a material adverse impact on its consolidated results of operations or financial position.

   On February 1, 2001, the NRTC filed a third lawsuit in the United States District Court for the Central District of California against DIRECTV seeking a declaration from the court that it is not required to defend and indemnify DIRECTV for the Pegasus, Golden Sky and class action lawsuits. The NRTC has been paying and continues to pay DIRECTV's legal fees in those matters under protest. DIRECTV filed a counterclaim on February 21, 2001 seeking a declaratory judgment that the NRTC is indeed responsible for the defense and indemnity of DIRECTV.

   On September 19, 2001, the NRTC filed a fourth lawsuit against DIRECTV in the United States District Court of the Central District of California, seeking a declaration from the court that the NRTC is not required to defend and indemnify DIRECTV for the Pegasus Development Corporation and Personalized Media Communications, LLC lawsuit pending in the United States District Court for the District of Delaware. The NRTC has been paying and continues to pay DIRECTV's legal fees in that matter under protest. DIRECTV filed a counterclaim on October 26, 2001 seeking a declaratory judgment that the

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

NRTC is indeed responsible for the defense and indemnity of DIRECTV. The NRTC and DIRECTV each filed cross motions for summary judgment in this lawsuit in January 2002. On July 1, 2002, the court entered an order granting the motion of DIRECTV for partial summary judgment on the NRTC's duty to defend, and denying the NRTC's motion for summary judgment on all claims.

   The NRTC's two indemnity cases have been consolidated with each other, but are proceeding separately from DIRECTV's other litigation with the NRTC, Pegasus and Golden Sky, and the class, described above. The court has stayed further proceedings in the indemnity cases until determination of the merits of the other, underlying cases.

                                      * * *

   In April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV(R) system equipment, instituted arbitration proceedings against DIRECTV, Inc. with the American Arbitration Association in Los Angeles, California regarding his commissions and certain chargeback disputes. The parties have been proceeding with the arbitration, though no hearing date has been set. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV, Inc. and Hughes in Los Angeles County Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. Mr. Garcia alleges $300 million in class-wide damages and seeks certification of a class of plaintiffs to proceed in arbitration with court oversight. DIRECTV, Inc. and Hughes moved to dismiss and compel arbitration, which motion was heard on April 12, 2002. On April 17, 2002, the Los Angeles County Superior Court entered an order compelling plaintiffs in the purported class action of retailers to pursue their individual claims in arbitration. The court's order purported to retain jurisdiction, however, to determine whether the prerequisites for class treatment of dealer claims within arbitration are met. The court intends to set a schedule for class discovery and a class certification hearing. DIRECTV, Inc. and Hughes disagreed that the court could properly retain jurisdiction to conduct class proceedings, and believed that the court's order effectively denied DIRECTV, Inc. its contractual right to resolve individual dealer claims in arbitrations conducted under the Federal Arbitration Act. On May 2, 2002, DIRECTV, Inc. and Hughes filed a notice of appeal of the order. On December 11, 2002, the appellate court denied DIRECTV, Inc.'s appeal, thus permitting the trial court to set a schedule for class discovery and a class certification hearing. DIRECTV, Inc. and Hughes have petitioned the California Supreme Court for review of the order, and intend to oppose certification due to the individual nature of the claims involved, and to vigorously defend against plaintiffs' allegations.

                                      * * *

   On May 18, 2001, in Oklahoma State Court, plaintiffs Cable Connection, Inc., TV Options, Inc., Swartzel Electronics, Inc. and Orbital Satellite, Inc. filed a class action complaint against DIRECTV, Inc. and Hughes. All four plaintiffs purport to be independent retailers of satellite equipment (three residential and one commercial), who allege claims ranging from breach of contract to fraud, promissory estoppel, antitrust and unfair competition claims. The plaintiffs seek unspecified damages and injunctive relief. They claim to be bringing the complaint on behalf of all DIRECTV dealers, including former PRIMESTAR and USSB dealers. On August 17, 2001, DIRECTV, Inc. and Hughes successfully stayed the case and the court orally ordered the individual plaintiffs to pursue their claims in arbitration pursuant to the arbitration clause in each of the dealer's contracts with DIRECTV, Inc. None of the plaintiffs instituted arbitration proceedings. In March 2002, DIRECTV, Inc. filed a motion for a final order of arbitration. Plaintiffs then filed a motion requesting the court to order that a single arbitration be permitted on a class wide basis. DIRECTV, Inc. removed the action to federal court, plaintiffs moved to remand to state court and the federal court granted remand to state court on August 8, 2002. On September 5, 2002, the state court entered its final order compelling plaintiffs to pursue their individual claims in arbitration in Los Angeles, California, but purporting to retain jurisdiction to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met. DIRECTV, Inc. filed a notice of appeal of the order, and the State Supreme Court issued an order to show cause by October 14, 2002, as to why the appeal should not be dismissed. DIRECTV, Inc. responded to the notice and on January 7, 2003, the State Supreme Court issued an order permitting DIRECTV, Inc. to proceed with its appeal. DIRECTV, Inc. intends to vigorously seek to enforce its arbitration agreement, to oppose plaintiffs' efforts to obtain class treatment, and to defend against plaintiffs' allegations.

                                      * * *


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (continued)

   On June 27, 2000, SuperGuide Corporation ("SuperGuide") filed suit in the United States District Court for the Western District of North Carolina against DIRECTV Enterprises, Inc., DIRECTV, Inc. and DIRECTV Operations, Inc., which Hughes refers to together in this paragraph as the DIRECTV defendants, Hughes, Thomson Consumer Electronics, Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging infringement of three United States patents and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third-party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide. Based on beneficial rulings narrowing the scope of the asserted claims, the defendants filed motions for summary judgment, and on July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, Hughes and DIRECTV system manufacturers under all asserted claims of the three patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. Notices of appeal to the Court of Appeals for the Federal Circuit have been filed, and a hearing will be held in 2003.

                                      * * *

   On December 5, 2000, Personalized Media Communications, LLC ("PMC") and Pegasus Development Corporation ("Pegasus Development") filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes, Thomson Consumer Electronics, Inc. ("Thomson") and Philips Electronics North American Corp., alleging infringement of seven United States patents and seeking unspecified damages and injunctive relief. The case has been narrowed to 24 claims for purposes of discovery, and DIRECTV, Inc. may seek further narrowing prior to trial presently scheduled for the first quarter of 2004. Thomson has named Gemstar-TV Guide International, Inc. ("Gemstar"), Starsight Telecast, Inc. and TVG PMC, Inc. as third-party defendants, and has raised antitrust and patent misuse charges against Gemstar, Pegasus Development and PMC. The antitrust counts have been transferred to a multi-district proceeding in Atlanta for pre-trial development and have been bifurcated for separate trial. DIRECTV, Inc. has raised defenses of invalidity and non-infringement, in addition to license, laches and estoppel, and patent misuse. DIRECTV, Inc. intends to vigorously defend the lawsuit and pursue the counterclaims against Pegasus Development and PMC. DIRECTV, Inc. and Hughes have demanded indemnification by the NRTC, which the NRTC has been providing under protest. See the separate item above describing the action pending in the United States District Court of the Central District of California with respect to the indemnity issue.

                                      * * *

   On November 21, 2001, Broadcast Innovations, LLC filed suit in the United States District Court for the District of Colorado against DIRECTV, Inc., Hughes, Thomson multimedia, Inc., Pegasus Satellite Television, Inc., Dotcast, Inc., and EchoStar Communications Corporation, alleging infringement of two United States patents and seeking unspecified damages and injunction. One of the patents relates to conditional access technology, and DIRECTV, Inc. has turned over its defense to NDS Limited, the conditional access provider to the DIRECTV system. The case is in the discovery phase, and defendants will be filing potentially dispositive summary judgment motions. Depending on the outcome of these motions, the case may be tried in late 2003. DIRECTV, Inc. has raised defenses of non-infringement and invalidity, and intends to vigorously defend the lawsuit.

                                      * * *

   In April 1997, the International Electronics Technology Corp. filed suit in the United States District Court for the Central District of California against DIRECTV, Inc., Hughes Aircraft Co., and Thomson Consumer Electronics, Inc., alleging infringement of one United States patent and seeking unspecified damages and injunction. Plaintiff has asserted an interpretation of the claims at issue that relates to conditional access technology, and DIRECTV, Inc. has turned over the defense to NDS Limited. Trial has not yet been scheduled. DIRECTV, Inc. has raised defenses of non-infringement and/or invalidity, and intends to vigorously defend the lawsuit.

                                      * * *




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (concluded)

   DIRECTV, Inc., DIRECTV Enterprises, LLC, and DIRECTV Operations, LLC, referred to together below as "DIRECTV Parties," filed a lawsuit against NDS Limited and related entities ("NDS"), the provider of DIRECTV's conditional access system. The lawsuit, which was filed under seal in United States District Court in Los Angeles on September 6, 2002, alleges, among other things, breach of contract and misappropriation of trade secrets. The DIRECTV Parties are seeking relief from the court that includes compensatory and other damages, delivery of software technology required by the contract, and a preliminary and permanent injunction that would enjoin NDS from engaging in further breaches of contract and misappropriation of trade secrets. NDS filed a motion to dismiss many of the DIRECTV Parties' claims and on December 30, 2002, the court granted in part and denied in part NDS's motion. The DIRECTV Parties are evaluating their options for amending their complaint. On October 21, 2002, NDS filed counterclaims against the DIRECTV Parties and a chip manufacturer, alleging that the DIRECTV Parties and the chip manufacturer misappropriated NDS's intellectual property and infringed NDS's patents in developing new conditional access cards. NDS is seeking injunctive relief as well as an unspecified amount in restitution, disgorgement of profits and punitive damages. The DIRECTV Parties dispute these allegations on the basis that they have a license to use the technology and believes that the counterclaims are without merit, will seek to dismiss certain of the claims and will vigorously defend the remaining claims made by NDS. On December 23, 2002, NDS filed suit in Germany against the chip manufacturer seeking in part an injunction against their continued work on behalf of the DIRECTV Parties. The DIRECTV Parties are cooperating with the chip manufacturer, who believes the claim is without merit.

                                      * * *

   In connection with the proposed merger between Hughes and EchoStar, the agreements entered into by the parties provided that, subject to certain conditions, Hughes could terminate the merger and EchoStar would pay a $600 million termination fee and purchase all the shares of PanAmSat if the merger did not receive regulatory approval. After failure of the merger to receive such approval, Hughes and EchoStar agreed to a settlement whereby the merger agreement was terminated, EchoStar paid Hughes a $600 million termination fee and did not purchase the PanAmSat shares, and EchoStar and Hughes mutually released all claims against each other arising from the transaction agreements. On December 18, 2002, a purported class action (P. Shoenfeld Asset Management LLC, et al. v. Shaw, et al.) was filed in Delaware Chancery Court against Hughes and the PanAmSat Board of Directors, alleging that this settlement favored Hughes in violation of alleged fiduciary duties. The case has not been certified as a class action. On January 31, 2003, Hughes and the PanAmSat Board of Directors filed a motion to dismiss the case for the plaintiff's failure to state a claim upon which relief can be granted. Hughes and the PanAmSat Board of Directors believe this action is without merit and intend to vigorously defend against the allegations raised.

                                      * * *

(b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 2002, or subsequent thereto, but before the filing of this report are summarized below:

   As previously reported, Hughes has had periodic discussions with the United States Department of State ("State Department") directed at potential settlement of administrative concerns related to past export activities with China. On December 26, 2002, the State Department issued a formal charging letter to Hughes and Boeing Satellite Systems, Inc. ("BSS"). As part of the sale of the satellite systems manufacturing businesses to Boeing, Hughes retained liability for certain possible fines and penalties and certain financial consequences of debarment or suspension that could be imposed by the State Department in connection with this matter. Hughes and BSS have now settled this matter through execution of a Consent Agreement with the State Department and a separate agreement among Hughes, BSS and Boeing. The Consent Agreement requires the payment of a fine in the aggregate amount of $20 million ($5 million of which is to be reimbursed to Hughes by BSS) to be paid in 8 equal installments over 7 years, which has been provided for in Hughes' consolidated financial statements as of December 31, 2002, a commitment by Hughes to spend $2 million over 5 years on internal export compliance, and various improvements in Hughes' export program. The State Department has agreed that there will be no suspension or debarment for either company as part of the settlement. This Consent Agreement resolves all outstanding government action related to the China matters, and all claims among Boeing, BSS and Hughes related to these matters.

                                      * * *


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   As previously reported, Hughes Communications Galaxy, Inc. ("HCGI") filed a lawsuit on March 22, 1991 against the United States Government based upon the National Aeronautics and Space Administration's breach of contract to launch ten satellites on the Space Shuttle. On June 30, 2000, a final judgment was entered in favor of HCGI in the amount of $103 million and in April 2002, the United States government paid to Hughes the full amount of the judgment. As a result, Hughes recorded a $95 million gain, net of legal costs, as an offset to "Selling, general and administrative expenses" in the first quarter of 2002.

                                      * * *

   With respect to the previously reported dispute between General Electric Capital Corporation ("GECC") and DIRECTV arising out of a contract entered into between the parties on July 31, 1995, the parties executed an agreement on June 4, 2002 to settle the matter for $180 million. The settlement resulted in DIRECTV recording a second quarter 2002 pre-tax charge of $47 million to "Interest expense." In the first quarter of 2002, DIRECTV increased its provision for loss related to this matter by $83 million, of which $56 million was recorded as a charge to "Selling, general and administrative expenses" and $27 million was recorded as a charge to "Interest expense." Previously, DIRECTV had accrued $50 million in 1999 associated with the expected settlement of this claim. The $180 million settlement was paid to GECC in June 2002.

                                      * * *

   As previously reported, following the discontinuation of DIRECTV Japan's operations in September 2000, Global Japan, Inc. ("Global") commenced an action in the New York Supreme Court on October 5, 2000 against Hughes, DIRECTV Japan Management Company, Inc., DIRECTV International, Inc., DIRECTV, Inc. and the Hughes-appointed directors of DIRECTV Japan for alleged breach of contract and fiduciary duty, fraudulent conveyance and tortious interference in connection with the termination of two direct broadcast satellite distribution agreements between Global and DIRECTV Japan. Global sought, among other things, damages of approximately $100 million. On July 8, 2002, Hughes and Global executed an agreement to settle the matter for approximately $20 million. The settlement amount was charged against an existing accrual related to this matter. Payment for the approximate $20 million settlement was made to Global in July 2002.

                                      * * *

   On October 10, 2002, the Federal Communications Commission (FCC) announced that it declined to approve the transfer of the licenses necessary to allow the completion of the Hughes/EchoStar merger and designated the transfer for hearing by an administrative law judge. On October 31, 2002, the United States Department of Justice ("DOJ"), twenty-three states, the District of Columbia and Puerto Rico filed a complaint for permanent injunctive relief in the United States District Court for the District of Columbia against EchoStar, GM, Hughes and DIRECTV Enterprises LLC. As previously disclosed, Hughes and EchoStar terminated the merger agreement on December 9, 2002. In December 2002 and January 2003, the DOJ and the state actions were dismissed and the FCC released its order terminating the administrative hearing proceeding and any other proceedings related to the applications for FCC approval of the transfer of licenses.



                                * * * * * * * * *




                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant at February 28, 2003 and their positions and offices with the Registrant on that date are as follows:

Name and (Age)                               Positions and  Offices
--------------                               -----------------------

John F. Smith, Jr. (64)                 Chairman of the Board

G. Richard Wagoner, Jr. (50)            President and Chief Executive Officer

John M. Devine (58)                     Vice Chairman and Chief Financial
                                        Officer

Robert A. Lutz (71)                     Vice Chairman of Product Development
                                        and Chairman of GM North America

Thomas A. Gottschalk (60)               Executive Vice President, Law and
                                        Public Policy


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

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4A.  Executive Officers of the Registrant - concluded

   Mr. John F. Smith, Jr. has been associated with General Motors since 1961. He was elected Executive Vice President in charge of International Operations in 1988. Effective August 1990, he was elected Vice Chairman of the Board of Directors. On April 6, 1992, Mr. Smith was elected President and Chief Operating Officer. Effective November 1992, he was elected Chief Executive Officer and President. He served as President until October 1998 and Chief Executive Officer until June 2000. On January 1, 1996, Mr. Smith became Chairman of the Board of Directors. Effective May 1, 2003, Mr. Smith will retire from the Chairman's position and leave the Board of Directors.

   Mr. G. Richard Wagoner, Jr. has been associated with General Motors since 1977. He was elected Vice President in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected President and Managing Director of General Motors do Brasil. Effective November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors. In July 1994, he was named President of North American Operations. In October 1998, he was elected a director, President and Chief Operating Officer of General Motors. Effective June 1, 2000, he was elected Chief Executive Officer. Effective May 1, 2003, Mr. Wagoner will become Chairman of the Board of Directors.

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

   Mr. Thomas A. Gottschalk has been associated with General Motors since 1994. He previously held the position of Senior Vice President and General Counsel. He was elected to the position of Executive Vice President of General Motors with primary responsibility for Law and Public Policy on May 25, 2001. He retains the General Counsel responsibility in his current position and is also responsible for the Office of the Secretary. He is a member of the Automotive Strategy Board and is the global process leader for Law and Public Policy. Prior to General Motors, he was a partner and member of the management committee of the law firm of Kirkland & Ellis in Washington, D.C.







                                     PART II

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     General Motors' (GM's) common stocks are listed on the stock exchanges specified on the cover page of this Form 10-K under the trading symbols "GM" and "GMH." GM's Dividend Policy is described in the Management's Discussion and Analysis (MD&A) in Part II. As of December 31, 2002, there were 429,767 holders of record of GM $1-2/3 par value common stock and 177,355 holders of record of GM Class H common stock. As of December 31, 2001, there were 444,739 holders of record of GM $1-2/3 par value common stock and 185,553 holders of record of GM Class H common stock. The following table sets forth the high and low sale prices of GM's common stocks as reported on the Composite Tape and the quarterly dividends declared for the last two years.

                                                       2002 Quarters
                                                       -------------
                                             1st       2nd       3rd       4th
                                             ---       ---       ---       ---
Cash dividends per share of common stocks
   $1-2/3 par value                         $0.50     $0.50     $0.50    $0.50
   Class H                                  $-        $-        $-       $-

Price range of common stocks
  $1-2/3 par value (1):   High             $62.01    $68.17    $54.08   $41.50
                          Low              $47.92    $50.00    $38.11   $30.80
  Class H (1):            High             $17.55    $17.00    $11.25   $12.00
                          Low              $12.50     $8.49     $8.35    $8.00



                                                       2001 Quarters
                                                       -------------
                                             1st       2nd       3rd       4th
                                             ---       ---       ---       ---
Cash dividends per share of common stocks
   $1-2/3 par value                         $0.50     $0.50     $0.50    $0.50
   Class H                                  $-        $-        $-       $-

Price range of common stocks
  $1-2/3 par value (1):   High             $59.48    $64.89    $67.80   $53.22
                          Low              $50.25    $50.20    $39.17   $40.52
  Class H (1):            High             $28.00    $25.09    $21.65   $15.80
                          Low              $17.90    $17.50    $11.50   $12.12





(1) The principal market is the New York Stock Exchange, and prices are based on the Composite Tape. GM $1-2/3 par value common stock is also listed on the Chicago and Philadelphia stock exchanges and on the Pacific Exchange.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data

                                           Years Ended December 31
                                           -----------------------
                                 2002     2001     2000       1999        1998
                                 ----     ----     ----       ----        ----
                                 (dollars in millions except per share amounts)

Total net sales and revenues   $186,763 $177,260  $184,632  $176,558   $155,445
                                =======  =======   =======   =======    =======

Income from continuing           $1,736     $601    $4,452    $5,576     $3,049
operations
Income (loss) from
discontinued                          -       -          -       426        (93)
                                  -----      ---     -----     -----      -----
  Operations
  Net income (1)                 $1,736     $601    $4,452    $6,002     $2,956
                                  =====      ===     =====     =====      =====

$1-2/3 par value common stock
  Basic earnings per share
   (EPS) from continuing
   operations                     $3.37    $1.78     $6.80     $8.70      $4.40
  Basic earnings (losses) per
   share from discontinued
   operations                      $  -     $  -      $  -     $0.66     $(0.14)
  Diluted EPS from continuing
   operations                     $3.35    $1.77     $6.68     $8.53      $4.32
  Diluted earnings (losses)
   per share from
   discontinued operations         $  -     $  -      $  -     $0.65     $(0.14)
  Cash dividends declared per
   share                          $2.00    $2.00     $2.00     $2.00      $2.00
Class H common stock (2)
  Basic earnings (losses) per
   share from continuing
    operations                   $(0.21)  $(0.55)    $0.56    $(0.26)     $0.23
  Diluted earnings (losses)
    per share from continuing
   operations                    $(0.21)  $(0.55)    $0.55    $(0.26)     $0.23
  Cash dividends declared per
   share                           $  -     $  -      $  -      $  -       $  -

Total assets                   $370,782 $322,412  $301,129  $273,729   $245,872
Notes and loans payable        $201,940 $166,314  $144,655  $131,688   $116,075
GM-obligated mandatorily
 redeemable preferred
 securities of
 subsidiary trusts                 $  -     $  -      $139      $218       $220
Stockholders' equity             $6,814  $19,707   $30,175   $20,644    $15,052


Reference should be made to the notes to GM's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which ceased the amortization method of accounting for goodwill and changed to an impairment-only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually.

(2) Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the Hughes Electronics Corporation (Hughes) consolidated financial statements and MD&A for the period ended December 31, 2002, included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 2002, and related Hughes Annual Report on Form 10-K filed separately with the Securities and Exchange Commission (SEC); and the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 2002, filed separately with the SEC. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate supplemental financial information for the following businesses: Automotive, Communications Services, and Other Operations (ACO) and Financing and Insurance Operations (FIO).
   GM's reportable operating segments within its ACO business consist of:

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

   GM's reportable operating segments within its FIO business consist of GMAC and Other Financing, which includes financing entities operating in the U.S., Canada, Brazil, and Mexico that are not associated with GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

   For the year ended December 31, 2002, net income for the Corporation was $1.7 billion, or $3.35 per share of GM $1-2/3 par value common stock, compared with $601 million and $4.5 billion, or $1.77 and $6.68 per share of GM $1-2/3 par value common stock, for 2001 and 2000, respectively. Net income includes the special items on an after-tax basis outlined below:

List of Special Items - After Tax
(dollars in millions)
                                                                Total                   Total            Other
                               GMNA     GME    GMLAAM   GMAP     GMA   Hughes   Other    ACO    GMAC   Financing   Total GM
                               ----     ---    ------   ----     ---   ------   -----   -----   ----   ---------   --------
For Year Ended
December 31, 2002
Reported Net Income (Loss)    $2,900  $(1,011)  $(181)  $188  $1,896   $(239)  $(1,803)  $(146)  $1,870      $12      $1,736
  EchoStar Termination
   Payment (A)                     -        -       -      -       -    (372)        -    (372)       -        -        (372)
  Write-down of Crown Media
   Investment (B)                  -        -       -      -       -      27         -      27        -        -          27
  Write-down of XM
  Satellite Radio
   Investment (C)                  -        -       -      -       -      63         -      63        -        -          63
  Costs Related to
   Shut-down of
   DIRECTV Broad-band
   Business (D)                    -        -       -      -       -      97         -      97        -        -          97
  Loss on HTIL Transaction (E)     -        -       -      -       -      15         -      15        -        -          15
  Write-down of Fiat Auto
    Investment (F)                 -        -       -      -       -       -     1,371   1,371        -        -       1,371
  Production Footprint
   Charge (G)                    116        -       -      -     116       -         -     116        -        -         116
  Sale of Equity Interests  (H)    -        -       -      -       -     (68)        -     (68)       -        -         (68)
  End of Life Vehicle
    Charge (I)                     -       55       -      -      55       -         -      55        -        -          55
  Restructuring Charge (J)         -      407       -      -     407       -         -     407        -        -         407
  Space Shuttle Settlement (K)     -        -       -      -       -     (59)        -     (59)       -        -         (59)
  GECC Contractual Dispute  (L)    -        -       -      -       -      51         -      51        -        -          51
  Loan Guarantee Charge (M)        -        -       -      -       -      18         -      18        -        -          18
                               -----      ---     ---    ---   -----     ---       ---   -----    -----       --       -----
Adjusted Income (Loss)        $3,016    $(549)  $(181)  $188  $2,474   $(467)    $(432) $1,575   $1,870      $12      $3,457
                               =====      ===     ===    ===   =====     ===       ===   =====    =====       ==       =====

For Year Ended
December 31, 2001

Reported Net Income (Loss)    $1,270    $(765)   $(81)  $(57)   $367   $(618)    $(916)$(1,167)  $1,786     $(18)       $601
  Ste. Therese Charge (N)        194        -       -      -     194       -         -     194        -        -         194
  Raytheon Settlement (O)          -        -       -      -       -       -       474     474        -        -         474
  Gain on Sale of Thomson (P)      -        -       -      -       -     (67)        -      (67)      -        -         (67)
  Sky Perfect  Write-down (Q)      -        -       -      -       -     133         -     133        -        -         133
  Severance Charge (R)             -        -       -      -       -      40         -      40        -        -          40
  DIRECTV Japan Adjustment (S)     -        -       -      -       -     (21)        -     (21)       -        -         (21)
  Isuzu Restructuring (T)          -        -       -    133     133       -         -     133        -        -         133
  SFAS 133 Adjustment (U)         14       (2)      1      1      14       8         -      22      (34)       -         (12)
                               -----      ---     ---    ---   -----     ---       ---   -----    -----       --       -----
Adjusted Income (Loss)        $1,478    $(767)   $(80)   $77    $708   $(525)    $(442)  $(259)  $1,752     $(18)     $1,475
                               =====      ===     ===    ===   =====     ===       ===   =====    =====       ==       =====


For Year Ended
December 31, 2000

Reported Net Income (Loss)    $3,174    $(676)    $26  $(233) $2,291    $829     $(281) $2,839   $1,602      $11      $4,452
  Phase-out of Oldsmobile
   Charge (V)                    939        -       -      -     939       -         -     939        -        -         939
  Postemployment Benefits
   Charge (W)                    294        -       -      -     294       -         -     294        -        -         294
  Capacity Reduction
   Adjustment (X)                  -      419       -      -     419       -         -     419        -        -         419
  Satellite Businesses
   Gain (Y)                        -        -       -      -       -  (1,132)        -  (1,132)       -        -      (1,132)
                               -----      ---     ---    ---   -----     ---       ---   -----    -----       --       -----
Adjusted Income (Loss)        $4,407    $(257)    $26  $(233) $3,943   $(303)    $(281) $3,359   $1,602      $11      $4,972
                               =====      ===     ===    ===   =====     ===       ===   =====    =====       ==       =====


See footnotes on next page for further discussion of these items.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Footnotes:

(A) The EchoStar Termination Payment reflects the $600 million EchoStar paid to Hughes in connection with the termination of the October 28, 2001 merger agreement between Hughes and EchoStar.
(B) The Write-down of Crown Media Investment relates to the recognition of an other than temporary decline in the market value of Hughes' investment in Crown Media.
(C) The Write-down of XM Satellite Radio Investment relates to the recognition of an other-than-temporary decline in the market value of Hughes' investment in XM Satellite Radio.
(D) The Costs Related to Shut-down of DIRECTV Broad-band Business relates to Hughes' costs to close the business including contract termination payments, write-offs of equipment, and severance payments.
(E) The Loss on HTIL Transaction relates to the exchange of Hughes' ownership in Hughes Tele.com (India) Limited for an equity interest in and long-term receivables from Tata Teleservices Limited.
(F) The Write-down of Fiat Auto Investment relates to GM's investment in Fiat Auto Holdings, B.V. ("FAH") and reflects completion of an impairment study relating to the carrying value of that investment, which was reduced from $2.4 billion to $220 million.
(G) The Production Footprint Charge primarily relates to costs associated with the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan, which was recorded in the GMNA region.
(H) The Sale of Equity Interests relates primarily to the Hughes investment in Thomson multimedia S.A.
(I) The End of Life Vehicle Charge relates to the European Union's directive requiring member states to enact legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. See Note 24 to the consolidated financial statements.
(J) The Restructuring Charge relates to the initiative implemented in the first quarter of 2002 to improve the competitiveness of GM's automotive operations in Europe. See Note 24 to the consolidated financial statements.
(K) The Space Shuttle Settlement relates to the favorable resolution of a lawsuit that was filed against the U.S. government by Hughes on March 22, 1991, based upon the National Aeronautics and Space Administration's
      (NASA) breach of contract to launch 10 satellites on the Space Shuttle.
(L) The GECC Contractual Dispute relates to a loss associated with a contractual dispute settled with General Electric Capital Corporation.
(M) The Loan Guarantee Charge relates to a loan guarantee for a Hughes Network Systems affiliate in India.
(N) The Ste. Therese Charge relates to asset impairments and postemployment costs for termination and other postemployment benefits associated with the announcement of the closing of the Ste. Therese, Quebec, assembly plant.
(O) The Raytheon Settlement relates to Hughes' settlement with the Raytheon Company on a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense.
(P) The Gain on Sale of Thomson relates to Hughes' sale of 4.1 million shares of Thomson multimedia S.A. common stock.
(Q) The Sky Perfect write-down relates to Hughes' charge from the revaluation of its investment.
(R) The Severance Charge relates to Hughes' 10% company-wide work force reduction in the U.S.
(S) The DIRECTV Japan Adjustment relates to a favorable adjustment to the expected costs associated with the shutdown of Hughes' DIRECTV Japan business.
(T) The Isuzu Restructuring charges include GM's portion of severance payments and asset impairments that were part of the restructuring of its affiliate Isuzu Motors Ltd.
(U) The SFAS 133 Adjustment represents the net impact during the first quarter of 2001 from the initial adoption of SF,AS No. 133, "Accounting for Derivatives and Hedging Activities."
(V) The Phase-out of Oldsmobile Charge relates to the costs associated with GM's decision to phase out the Oldsmobile division as the current model lineup product life cycles come to an end, or when the models are no longer economically viable.
(W) The Postemployment Benefits Charge relates to postemployment costs for termination and other postemployment benefits associated with four North American manufacturing facilities slated for conversion and capacity reduction (Oklahoma City, Oklahoma; Delta Engine, Lansing, Michigan; Spring Hill, Tennessee; and Wilmington, Delaware).
(X) The Capacity Reduction Adjustment relates to costs associated with the reduction in production capacity, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the U.K.
(Y) The Satellite Businesses Gain relates to the sale of Hughes' satellite systems manufacturing businesses to The Boeing Company.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Sales (1)
                                  Years Ended December 31,
                                  ------------------------

                            2002                     2001                      2000
                 ------------------------  ------------------------  -------------------------
                                  GM as                     GM as                      GM as
                                  a % of                   a % of                      a % of
                 Industry   GM   Industry  Industry   GM   Industry   Industry   GM   Industry
                 --------   --   --------  --------   --   --------   --------   --   --------
United States                               (units in thousands)
  Cars             8,131   2,069   25.4%     8,455  2,272    26.9%      8,857   2,532   28.6%
  Trucks           9,013   2,790   31.0%     9,020  2,633    29.2%      8,957   2,421   27.0%
                  ------   -----             -----  -----              ------   -----
  Total United
    States        17,144   4,859   28.3%    17,475  4,905    28.1%     17,814   4,953   27.8%
Canada, Mexico,
  and Other        2,974     764   25.7%     2,775    686    24.7%      2,781     707   25.4%
                  ------   -----             -----  -----              ------   -----
  Total GMNA      20,118   5,623   28.0%    20,250  5,591    27.6%     20,595   5,660   27.5%
  GME             19,172   1,662    8.7%    19,705  1,800     9.1%     20,158   1,856    9.2%
  GMLAAM           3,673     635    17.3%    4,009    665    16.6%      3,664     605   16.5%
  GMAP            14,373     605    4.2%    13,101    524     4.0%     12,880     476    3.7%
                  ------   -----            ------ ------              ------  ------
Total Worldwide   57,336   8,525   14.9%    57,065  8,580    15.0%     57,297   8,597   15.0%

Wholesale Sales (2)
                                         Years Ended December 31,
                                         ------------------------
                                     2002           2001       2000
                                     ----           ----       ----
                                          (units in thousands)
GMNA
  Cars                              2,547          2,441       2,933
  Trucks                            3,174          2,746       2,842
                                    -----          -----       -----
   Total GMNA                       5,721          5,187       5,775
                                    -----          -----       -----

GME
  Cars                              1,545          1,666       1,744
  Trucks                              100             94         135
                                   ------        -------      ------
   Total GME                        1,645          1,760       1,879
                                    -----          -----       -----

GMLAAM
  Cars                                443            463         438
  Trucks                              197            203         196
                                      ---            ---         ---
   Total GMLAAM                       640            666         634
                                      ---            ---         ---

GMAP
  Cars                                185            202         175
  Trucks                              220            258         283
                                      ---            ---         ---
   Total GMAP                         405            460         458
                                      ---            ---         ---

Total Worldwide                     8,411          8,073       8,746
                                    =====          =====       =====

(1) GM vehicle unit sales primarily represents vehicles manufactured by GM or manufactured by GM's investees and sold either under a GM nameplate or through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

(2) Wholesale sales represent vehicles manufactured by GM and certain investees and distributed through a GM-owned distribution network.

GMA Financial Review

   GMA's income and margin adjusted to exclude special items (adjusted income and margin) was $2.5 billion and 1.7% for 2002, $708 million and 0.5% for 2001, and $3.9 billion and 2.7% for 2000. The increase in 2002 adjusted income and margin, compared with 2001, was primarily due to an increase in wholesale sales volume, favorable product mix, and reduced structural and material costs. These favorable conditions more than offset the unfavorable impact of pricing pressures experienced in North America and Europe. The decrease in 2001 adjusted income and margin, compared with 2000, was primarily due to a decrease in wholesale sales volume and pricing pressures in North America and Europe. These unfavorable conditions were partially offset by cost structure improvements, also primarily in North America and Europe.
   GMA's total net sales and revenues adjusted to exclude special items (adjusted total net sales and revenues) were $148.0 billion, $140.7 billion, and $148.1 billion for 2002, 2001, and 2000, respectively. The increase in 2002 adjusted total net sales and revenues, compared with 2001, was largely due to an increase in wholesale volumes offset partially by unfavorable pricing pressures in North America and Europe. The decrease in 2001 adjusted total net sales and revenues, compared with 2000, was largely due to lower wholesale volumes and unfavorable pricing pressures in North America and Europe.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

      GMNA's adjusted income was $3.0 billion, $1.5 billion, and $4.4 billion for 2002, 2001, and 2000, respectively. The increase in 2002 adjusted income from 2001 was primarily due to an increase in wholesale sales volume, improved product mix, material and structural costs reductions, and interest income from the resolution of certain prior tax years, partially offset by an increase in pension costs, other postretirement employee benefit costs (OPEB), and unfavorable net price of (2.1)% year-over-year. Net price comprehends the percent increase/(decrease) a retailer/distributor pays in the current period over the price paid in the previous year's period for a similar vehicle. The decrease in 2001 adjusted income from 2000 was primarily due to unfavorable net price of (1.3)% year-over-year and lower wholesale sales volumes. The decrease was partially offset by favorable product mix and improvements in manufacturing costs due to performance efficiencies, material cost savings, and engineering productivity.
    GME's adjusted loss was $549 million, $767 million, and $257 million for 2002, 2001, and 2000, respectively. The decrease in GME's 2002 adjusted loss from 2001 was primarily due to material, structural, and other cost improvements. This was partially offset by a decrease in wholesale sales volumes driven by a weak European industry and continuing competitive pricing pressures. The increase in GME's 2001 adjusted loss from 2000 was due to a continued shift in sales mix from larger, more profitable vehicles to smaller, less profitable entries, as well as a decrease in wholesale sales volume and continued competitive pricing pressures. These decreases were partially offset by improved material and structural cost performance.
   GMLAAM's adjusted loss was $181 million for 2002, compared with an adjusted loss of $80 million and an adjusted income of $26 million for 2001 and 2000, respectively. The increase in GMLAAM's 2002 adjusted loss from 2001 was primarily due to political unrest and economic uncertainty in Argentina, Brazil, and Venezuela, which have caused a significant deterioration in the industry for the region. The decrease in 2001 adjusted earnings, compared with 2000, was primarily due to material cost increases reflecting supplier cost pressures, manufacturing cost increases, and the devaluation of the currency in Argentina. These decreases were partially offset by nominal price increases and an increase in wholesale sales volumes.
   GMAP's adjusted income was $188 million for 2002, compared with adjusted income of $77 million and an adjusted loss of $233 million for 2001 and 2000, respectively. The increase in 2002 adjusted income, compared with 2001, was primarily due to equity income improvements from several joint ventures in the region, led by significantly improved results at the Shanghai GM joint venture. These improvements were partially offset by a decrease in wholesale sales volumes and increases in structural and other costs. The increase in 2001 adjusted earnings, compared with 2000, was primarily due to GMAP's suspension of recording its share of Isuzu's losses. GM reduced its investment balance in Isuzu to zero in the second quarter of 2001. In addition, there were equity income improvements from several joint ventures in the region, as well as slightly favorable price increases and increased wholesale sales volumes.

Hughes Financial Review
   Total adjusted net sales and revenues were $9.0 billion, $8.3 billion and $8.7 billion for 2002, 2001 and 2000, respectively. The increase in adjusted net sales and revenues in 2002, compared with 2001, was due to increased revenues at DIRECTV U.S. due to continued subscriber growth. The increase in adjusted net sales and revenues at DIRECTV U.S. was partially offset by a decrease in adjusted net sales and revenues at Hughes Network Systems (HNS), which was principally due to lower sales resulting from the substantial completion of two contracts in late 2001. PanAmSat Corporation (PanAmSat) also reported a decrease in adjusted net sales and revenues due to a sales-type lease transaction executed during 2001 for which there was no comparable transaction in 2002. The decrease in adjusted net sales and revenues in 2001, compared with 2000, was due to decreased revenues at PanAmSat, decreased revenues at HNS, and the sale of the satellite systems manufacturing businesses to The Boeing Company on October 6, 2000. The decrease in adjusted net sales and revenues at PanAmSat was primarily due to a decline of new outright sales and sales-type lease transactions executed during 2001 compared to 2000. The decrease in adjusted net sales and revenues at HNS was primarily due to decreased shipments of DIRECTV receiving equipment due primarily to DIRECTV completing the conversion of PRIMESTAR By DIRECTV customers to the high-power DIRECTV service in 2000. These decreases were partially offset by an increase in adjusted net sales and revenues at the Direct-To-Home businesses that resulted from the addition of approximately 1.5 million net new subscribers in the United States and Latin America since December 31, 2000.

      Hughes' adjusted losses were $467 million, $525 million, and $303 million for 2002, 2001 and 2000, respectively. The decrease in 2002 adjusted loss, compared with 2001, was primarily due to additional gross profits gained from the DIRECTV U.S. revenue growth mentioned above, lower expenses resulting from cost saving initiatives and a decrease in amortization expense related to goodwill as a result of the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (See Note 1 to the consolidated financial statements). These favorable factors were partially offset by a decrease in interest income due to lower average cash and cash equivalent balances in 2002, an increase in interest expense which included a $74 million charge in 2002 for losses associated with the final settlement of a contractual dispute with General Electric Capital Corporation, increased depreciation expense due to capital expenditures for property and satellites placed into service

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

since December 31, 2001 and a decrease in income tax benefit resulting from lower pre-tax losses in 2002. The increase in 2001 adjusted loss, compared with 2000, was primarily due to lower profits in 2001 from sales and sales-type lease transactions and higher operating costs at PanAmSat, increased costs associated with the rollout of new DIRECWAY services, lower profits resulting from decreased shipments of DIRECTV receiving equipment at HNS, the added cost of DIRECTV Broadband, and increased depreciation and amortization expense due to various acquisitions in 2001 and capital expenditures for satellites and property.

GMAC Financial Review

   GMAC's adjusted income was $1.9 billion, $1.8 billion, and $1.6 billion for 2002, 2001, and 2000, respectively.
                                                     Years Ended December 31,
                                                  -----------------------------
                                                     2002      2001      2000
                                                     ----      ----      ----
                                                      (dollars in millions)

Financing operations                               $1,239     $1,211    $1,055
Mortgage operations                                   544        332       327
Insurance operations                                   87        209       220
                                                   ------     ------    ------
   Adjusted income                                 $1,870     $1,752    $1,602
                                                    =====      =====     =====

   Income from financing operations totaled $1.2 billion, $1.2 billion, and $1.1 billion in 2002, 2001, and 2000, respectively. The increase in income in 2002, compared with 2001, was primarily due to higher asset levels which were partially offset by higher credit loss provisions and wider borrowing spreads that have occurred primarily as a result of rating agency downgrades in late 2001 and 2002. The increase in adjusted income in 2001, compared with 2000, was primarily due to lower market interest rates and increased asset levels. These increases were partially offset by weakness in off-lease residual values, higher credit losses, and wider borrowing spreads that occurred in the wake of negative rating agency actions.
   Income from mortgage operations totaled $544 million, $332 million, and $327 million in 2002, 2001, and 2000, respectively. The increase in income in 2002, compared with 2001, was primarily due to increased production volumes, higher servicing levels, and improved hedging results, which was partially offset by a decrease in the value of mortgage servicing rights. The increase in income in 2001, compared with 2000, was primarily due to strong origination volumes and securitizations which kept pace with the large run-off of home mortgages that occurred during periods of high refinancing activity.
   Income from insurance operations totaled $87 million, $209 million, and $220 million in 2002, 2001, and 2000, respectively. The decrease in income in 2002, compared with 2001, reflects a write-down of certain investment securities primarily due to the prolonged decline in equity markets, partially offset by improved underwriting results and a favorable tax settlement. The decrease in income in 2001, compared with 2000, was primarily due to a reduction in capital gains reflecting the general weakness in the equity markets. This decrease was partially offset by improved underwriting results.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In 2002, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. Downgrades to GM's and GMAC's credit ratings in October 2002 have reduced GM's long-term credit rating by Standard & Poor's to BBB and A3 by Moody's (GMAC is rated A2 by Moody's). Despite these downgrades GM's and GMAC's access to the commercial paper and unsecured debt markets remains sufficient to meet the Corporation's capital needs. Moreover, the downgrades have not had a significant adverse effect on GM's and GMAC's ability to obtain bank credit or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility. As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2006, an additional $3.2 billion in committed facilities with various maturities and uncommitted lines of credit of $2.7 billion. Similarly, GMAC has a $1.5 billion syndicated line of credit committed through June 2003, $7.4 billion committed through June 2006, $4.1 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $17.8 billion. In addition, New Center Asset Trust (NCAT) has $18.1 billion of liquidity facilities committed through June 2003. In October 2002, GMAC transferred $5.8 billion of credit lines from its syndicated facility (committed through June 2003) to NCAT. Mortgage Interest Networking Trust (MINT) has $4.1 billion of liquidity facilities committed through April 2003. NCAT and MINT are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper. See Off-Balance Sheet Arrangements for more discussion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing Structure (concluded)


   On February 7, 2002, GM issued $875 million of 7.250% Senior Notes due February 15, 2052. The bonds mature in 50 years and are redeemable by GM, in whole or part, prior to 2052 if certain circumstances are satisfied. On March 6, 2002, GM also issued $3.8 billion of convertible debt securities as part of a comprehensive effort to improve the Corporation's financial flexibility. The offering includes $1.2 billion principal amount of 4.5% Series A Convertible Senior Debentures due 2032 and $2.6 billion principal amount of 5.25% Series B Convertible Senior Debentures due 2032. The securities mature in 30 years and are convertible into GM $1-2/3 par value common stock once specific conditions are satisfied. The proceeds of the offerings, combined with other cash generation initiatives, were used to rebuild GM's liquidity position, reduce its underfunded pension liability, and fund its postretirement health care obligations.
   In 2002, GM contributed a total of $4.9 billion to its U.S. pension plans and $1.0 billion to the long-term Voluntary Employees' Beneficiary Association
(VEBA) Trust.
   Stockholders' equity decreased to $6.8 billion at December 31, 2002 from $19.7 billion at December 31, 2001. This decrease was primarily due to the increase in the minimum pension liability adjustment recorded at December 31, 2002. (See Note 14 to the consolidated financial statements.)

Automotive, Communications Services, and Other Operations

   At December 31, 2002, cash, marketable securities, and $3.0 billion of short-term assets of the VEBA trust invested in fixed-income securities totaled $18.5 billion, compared with $12.2 billion at December 31, 2001. The increase from December 31, 2001 was primarily due to proceeds from the bond and convertible debt offerings, and strong operating cash flow from automotive operations. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $5.8 billion and $4.9 billion at December 31, 2002 and 2001, respectively. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.
   Long-term debt was $16.7 billion and $10.7 billion at December 31, 2002 and 2001, respectively. The ratio of long-term debt to long-term debt and GM's net assets of ACO was 267.0% and 72.6% at December 31, 2002 and 2001, respectively. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of ACO was 234.3% and 76.5% at December 31, 2002 and 2001, respectively. The increase in both ratios is primarily due to the net assets of ACO changing to a net liability position as a result of the increase in the unfunded status of GM's pension plans at December 31, 2002.
   Net liquidity excluding Hughes, calculated as cash, marketable securities, and $3.0 billion of short-term assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was $2.3 billion and $1.0 billion at December 31, 2002 and 2001, respectively.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a two-part financing program through GECC which was renewed October 2, 2002 pursuant to a Trade Payables Agreement with GM wherein GECC (1) purchases GM receivables at a discount from GM suppliers prior to the due date of those receivables, and pays on behalf of GM the amount due on other receivables which have reached their due date (the first part) and (2) from time to time allows GM to defer payment to GECC with respect to all or a portion of receivables which it has purchased or paid on behalf of GM, which deferral could last from 10 days and up to 40 days. To the extent GECC can realize favorable economics from transactions arising in the first part of the program, they are shared with GM. Whenever GECC and GM agree that GM will defer payment beyond the normal due date for receivables under the second part of the program, GM becomes obligated to pay interest for the period of such deferral. Outstanding balances of GM receivables held by GECC are classified as accounts payable in GM's financial statements. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB- (GM's current rating is BBB) with a negative outlook or below BBB-, or a rating by Moody's of Baa3 (GM's current rating is A3) with a negative outlook or below Baa3, the program would be unavailable to GM and its suppliers. The maximum amount permitted under the program is $2 billion. At December 31, 2002, the outstanding balance under the first part of the program amounted to approximately $1.2 billion, and there was no outstanding balance under the second part of the program, compared with an outstanding balance under the first part of the program of $495 million and $1.2 billion outstanding balance under the second part of the program at December 31, 2001.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations

   GMAC's consolidated assets totaled $227.7 billion at December 31, 2002, representing an 18% increase from the $192.7 billion outstanding at December 31, 2001. The increase in total assets was primarily due to an increase in finance receivables and loans, from $109.7 billion at December 31, 2001 to $134.8 billion at December 31, 2002. The continued use of GM sponsored special rate financing programs in the United States fueled asset growth in the consumer retail contract portfolio. Additionally in 2002, GMAC structured more securitizations as financing transactions (for accounting purposes) instead of qualifying as sales, resulting in an increase in finance receivables and loans, primarily in the mortgage operations.
   Consistent with the growth in assets, GMAC's total debt increased to $183.1 billion at December 31, 2002, as compared to $152.0 billion at December 31, 2001. GMAC's 2002 year-end ratio of total debt to total stockholder's equity was 10.3:1 compared to 9.4:1 at December 31, 2001. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Liquidity is managed to preserve stable, reliable and cost effective sources of cash to meet all current and future obligations. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. A weak corporate bond market, combined with downgrades in certain of GMAC's credit ratings, increased GMAC's unsecured borrowing spreads to unprecedented levels in 2002. As a result, GMAC placed a greater emphasis on securitization and retail debt in its funding mix. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will continue at levels sufficient to meet GMAC's funding needs.

Investment in Fiat Auto Holdings

   On March 13, 2000, GM entered into a contract (the "Master Agreement") with Fiat S.p.A. ("Fiat") under which GM acquired 20% of FAH. A copy of the Master Agreement has been made public in filings with the SEC. Fiat continues to hold the other 80% of FAH through various subsidiaries. FAH is the sole stockholder of Fiat Auto S.p.A. ("Fiat Auto"), which owns and operates the global automotive group of Fiat (other than the Ferrari, Maserati and Iveco businesses, which are held separately by Fiat). Additionally, GM and Fiat Auto have formed joint ventures relating to powertrain and purchasing and initiated other collaborative activities.
   The Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat has the right to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at fair market value. Whether and when Fiat may seek to exercise the Put is unknown. It is uncertain as to whether the Put would ever be exercised due to the possibilities that it could be affected by subsequent agreements of the companies, it could become non-exercisable under other provisions of the Master Agreement, it could be rendered unenforceable by reason of actions Fiat may have taken, or Fiat may choose to not exercise the Put.
   If and when the Put is implemented, the fair market value of FAH shares would be determined by investment banks under procedures set forth in the Master Agreement. Until any such valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares is not quantifiable.
   If GM were to acquire Fiat's FAH shares and thus become the sole owner of Fiat Auto, GM would decide what, if any, additional capitalization would then be appropriate for Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions to provide any funding.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM.
   While GM and Fiat have discussed potential alternatives to the Master Agreement, no changes to it have been agreed upon. GM expects to continue working with Fiat on future product sharing and the powertrain and purchasing joint ventures they initiated in March 2000, which are providing significant cost savings in line with initial estimates to the operations of both companies. Additional opportunities for industrial cooperation among GM and Fiat Auto are being explored for the purpose of further reducing operating costs for both parties.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet special purpose entities (SPEs) where the economics and sound business principles warrant their use. The principal use of these SPEs occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GM's wholly-owned subsidiary GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist of trade receivables. GM and GMAC use SPEs in a manner consistent with conventional practices in the securitization industry, the purpose of which is to isolate the receivables for the benefit of securitization investors. Usually, the SPEs used in these transactions meet the criteria of a qualifying special purpose entity
(QSPE). The use of QSPEs enables GM and GMAC to access the highly liquid and efficient markets for the sale of these types of financial assets when they are packaged in securitized forms.
   GM leases real estate and equipment from various SPEs that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in SPEs. All of the SPEs established to facilitate property leases to GM are owned by institutions that are independent of, and not affiliated with, GM. No officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such entities.
    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation addresses consolidation of certain variable interest entities (VIEs), which include entities previously referred to as SPEs.
(See New Accounting Standards for further discussion.)

   Assets in SPEs were as follows (dollars in millions):

                                                               December 31,
                                                               ------------
                                                             2002        2001
                                                             ----        ----
Automotive, Communications Services, and Other
Operations

Assets leased under operating leases                       $2,904      $2,785
Trade receivables sold                                        439         868
                                                           ------      ------
  Total                                                    $3,343      $3,653
                                                            =====       =====

Financing and Insurance Operations

Receivables sold or securitized:
   Mortgage loans                                        $112,128    $113,100
   Retail finance receivables                              16,164      11,978
   Wholesale finance receivables                           17,415      16,227
                                                          -------     -------
  Total                                                  $145,707    $141,305
                                                          =======     =======

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock decreased to $9.06 at December 31, 2002, from $24.81 at December 31, 2001. Book value per share of GM Class H common stock decreased to $1.81 at December 31, 2002, from $4.96 at December 31, 2001.

DIVIDENDS

   Dividends may be paid on common stocks only when, as, and if declared by GM's Board of Directors in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   At December 31, 2002, the amount available for the payment of dividends on GM $1-2/3 par value and GM Class H common stocks was $10.3 billion and $21.3 billion, respectively. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1-2/3 par value common stock were $2.00 in 2002, 2001, and 2000. With respect to GM Class H common stock, the GM Board has not approved the payment of any cash dividends to date in order to allow cash to be retained for investment in the business of Hughes.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EUROPEAN MATTERS

   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states were required to transform the concepts detailed in the directive into national law. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM recorded, in cost of sales and other expenses in the GME segment, an after-tax charge of $55 million ($0.10 per diluted share of GM $1-2/3 par value common stock) in 2002 for those member states that have passed national laws through December 31, 2002. Management is assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings in future periods.
   During 2001, GM Europe announced its plan to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
   . Solid and profitable business performance as of 2003
   . A strengthened and optimized sales structure
   . A revitalized Opel/Vauxhall brand
   . Further market growth opportunities
   . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives include, among other things, reducing GME's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed. These initiatives resulted in a decrease to GM's pre-tax earnings and were recorded in the GME region in the first quarter of 2002 as follows: (1) $298 million related to employee separation costs for approximately 4,000 employees; (2) $235 million related to asset write-downs; and (3) $108 million related to the dealer network restructuring in Germany. The net income impact of these charges in the first quarter of 2002 was $407 million, or $0.72 per diluted share of GM $1-2/3 par value common stock ($553 million included in cost of sales and other expenses; $88 million included in selling, general, and administrative expenses; and $(234) million included in income tax expense).
   The European Commission has approved a new block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. The current block exemption expired in October 2002; however, there is a transition period until the end of September 2003 for existing agreements with dealers. In order to implement both the new regulatory changes as well as desired commercial strategies, GME issued a termination letter to all European Union dealers (excluding those already under termination notice) while simultaneously also offering an unconditional Letter of Intent to remain part of GME's network. Dealers and authorized repairers are expected to sign new agreements by September 30, 2003, when the new regulation becomes fully effective. Management does not believe that the future impact of the changes to the block exemption regulation will have a material adverse effect on GM's consolidated financial position or results of operations.

HUGHES TRANSACTIONS

   On December 9, 2002, Hughes, GM, and EchoStar Communications Corporation (EchoStar) entered into a Termination, Settlement, and Release Agreement (Termination Agreement), in which these parties agreed to terminate the Agreement and Plan of Merger, dated as of October 28, 2001, as amended, between Hughes and EchoStar (Merger Agreement) and certain related agreements. Under the terms of the Termination Agreement, EchoStar paid Hughes $600 million in cash and Hughes retained its 81% ownership position in PanAmSat. This resulted in a gain of $600 million ($372 million after-tax), or $0.21 per diluted share of GM $1-2/3 par value common stock, recorded in total net sales and revenues. The companies entered into the Termination Agreement because the Merger could not be completed within the time allowed by the Merger Agreement due to regulatory opposition.
   GM has announced that it is currently evaluating a variety of strategic options for Hughes, including a reduction or elimination of its retained economic interest in Hughes, transactions that would involve strategic investors and public offerings of GM Class H common stock or related securities for cash or in exchange for outstanding GM debt obligations. (See Note 26 to the consolidated financial statements.) Any such transaction might involve the separation of Hughes from GM. GM and Hughes have engaged in preliminary discussions with some parties. No decisions have been made regarding which options or combinations of options, if any, GM will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any transaction or offering will be announced or completed or as to the time at which such a transaction or offering might be completed.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ISUZU RESTRUCTURING

   On December 25, 2002 GM, Isuzu and its creditor banks finalized all transactions related to the contemplated restructuring of Isuzu. Under the restructuring package, GM invested a total of Y60 billion (approximately U.S. $500 million) to acquire a majority interest in certain of Isuzu's diesel engine businesses and complete ownership of certain diesel engine technologies. GM also acquired rights to use various related technologies. The allocation of the purchase price to the assets and liabilities acquired will be completed in 2003. In addition, GM had its existing equity in Isuzu retired as part of Isuzu's financial restructuring plan, and GM purchased new equity in Isuzu, leaving GM with a 12% ownership stake in Isuzu.

INVESTMENT IN GM DAEWOO

   On October 17, 2002, GM announced that the transfer of certain assets of Daewoo Motor Company had been completed, leading to the creation of GM Daewoo Auto & Technology Company (GM Daewoo). GM, Suzuki Motor Corporation, Shanghai Automotive Industry Corporation (SAIC), and creditors of Daewoo Motor Company are the stockholders in GM Daewoo.
   GM Daewoo owns three manufacturing plants and 10 subsidiaries in South Korea, Europe, Puerto Rico, and Vietnam. Included in GM Daewoo are design, engineering, research and development, sales, marketing, and administration assets located in Bupyung, South Korea.
   Daewoo Motor Company's manufacturing facility in Bupyung, South Korea, was formed into a new company, Daewoo Incheon Motor Company (DIMC), and will supply GM Daewoo with vehicles, engines, transmissions and components for at least six years. The agreements give GM Daewoo an option to acquire DIMC any time within the next six years.
   As of December 31, 2002, GM invested $251 million in GM Daewoo common stock for its purchase of 42.1% of GM Daewoo, and Daewoo's creditors will own 33%. Suzuki and SAIC will have a 14.9% and 10% equity interest, respectively, in GM Daewoo. GM accounts for this investment under the equity method.

EMPLOYMENT AND PAYROLLS

Worldwide employment at December 31, (in thousands)   2002     2001    2000
                                                      ----     ----    ----
  GMNA                                                 193     202      213
  GME                                                   66      73       89
  GMLAAM                                                24      24       25
  GMAP                                                  11      11       11
  GMAC                                                  32      29       29
  Hughes                                                12      14       12 (1)
  Other                                                 12      13       11
                                                      ----    ----     ----
   Total employees                                     350     366      390
                                                       ===     ===      ===

  Worldwide payrolls (in billions)                   $21.0   $19.8    $21.0 (1)
  U.S. hourly payrolls (in billions) (2) (4)          $9.1    $8.5     $9.4
  Average labor cost per active hour worked U.S.    $62.78  $57.76   $52.16
hourly (3) (4)

(1) Amounts have been adjusted to exclude Hughes' employees transferred to The Boeing Company.
(2) Includes employees "at work" (excludes laid-off employees receiving benefits). (3) Includes U.S. hourly wages and benefits divided by the number of hours worked. (4) Amounts have been adjusted to exclude Hughes employees.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES

   Accounting policies are integral to understanding this MD&A. The consolidated financial statements of GM are prepared in conformity with accounting principles generally accepted in the United States, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM's accounting policies are described in Note 1 to the consolidated financial statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

Sales Allowances

   At the later of the time of sale or the time an incentive is announced to dealers (applies to vehicles sold by GM and in dealer inventory), GM records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. Some factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product and the rate of customer acceptance of any incentive program. If the actual number of vehicles differs from this estimate, or if a different mix of incentives occurs, the sales allowances could be affected.

Policy and Warranty

   Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims.

Impairment of Long-Lived Assets

   GM periodically reviews the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, and assets to be disposed of when events and circumstances warrant such a review. This review is performed using estimates of future cash flows. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

Pension and Other Postretirement Employee Benefits (OPEB)

   Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with accounting principles generally accepted in the United States, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM's pension and other postretirement obligations and future expense.
   GM has established for its U.S. pension and OPEB plans a discount rate of 6.75% for year-end 2002. The 6.75% discount rate represents a 50 basis point reduction from the 7.25% discount rate used at year-end 2001. GM's U.S. pre-tax pension expense is forecasted to increase from approximately $1.0 billion in 2002, excluding curtailments and settlements, to approximately $2.9 billion in 2003 due to negative 2002 actual asset returns, a lower 2002 year-end discount rate, and lowering of the expected return on plan assets assumption from 10% to 9%.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   The following table illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2002 the Projected Benefit Obligation (PBO) for U.S. pension plans was $80.1 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $21.2 billion net of tax; see Note 14 to the consolidated financial statements):

                                                                 Impact on
                            Impact on 2003     Impact on        December 31,
                           Pre-Tax Pension    December 31,     2002 Equity
 Change in Assumption          Expense          2002 PBO       (Net of Tax)
-----------------------------------------------------------------------------
25 basis point
decrease in discount       +$120 million    +$1.9 billion    -$1.1 billion
rate

25 basis point
increase in discount       -$120 million    -$1.8 billion    +$1.1 billion
rate

25 basis point
decrease in expected       +$170 million          -                -
return on assets

25 basis point
increase in expected       -$170 million          -                -
return on assets

These changes in assumptions would have no impact on GM's funding requirements.

The following table illustrates the sensitivity to a change in the discount rate assumption related to GM's U.S. OPEB plans (the U.S. Accumulated Postretirement Benefit Obligation (APBO) was a significant portion of GM's worldwide APBO of $57.2 billion as of December 31, 2002; see Note 14 to the consolidated financial statements):

                           Impact on 2003           Impact on
                           Pre-Tax OPEB          December 31, 2002
Change in Assumption          Expense               APBO
------------------------  ----------------------------------------

25 basis point
decrease in discount       +$150 million       +$1.6 billion
rate

25 basis point
increase in discount       -$140 million       -$1.5 billion
rate

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

Mortgage Servicing Rights

   The Corporation capitalizes mortgage servicing rights associated with loans sold with servicing retained and servicing rights acquired through bulk and flow purchase transactions. The Corporation capitalizes the cost of originated mortgage servicing rights based upon the relative fair market value of the underlying mortgage loans and mortgage servicing rights at the time of sale of the underlying mortgage loan. The Corporation capitalizes purchased mortgage servicing rights at cost, an amount not exceeding the estimated fair market value of those purchased mortgage servicing rights.

Accounting for Derivatives and Other Contracts at Fair Value

   The Corporation uses derivatives in the normal course of business to manage its exposure to fluctuations in commodity prices and interest and foreign currency rates. Effective January 1, 2001, the Corporation accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such accounting is complex, evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimating of fair value in the absence of quoted market values.

NEW ACCOUNTING STANDARDS

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Corporation implemented SFAS No. 145 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan, and establishes that fair value is the objective for initial measurement of the liability. The Corporation implemented SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. On August 6, 2002, pursuant to SFAS No. 123, GM announced that the Corporation would expense the fair market value of stock options newly granted to employees beginning in January 2003. Assuming prospective application of SFAS No. 123, the expense associated with stock options will be approximately $51 million, or $0.09 per share of GM $1 2/3 par value common stock for 2003. However, management is currently evaluating the various methods of application of SFAS No. 123 outlined in SFAS No. 148 and the associated impact on GM's consolidated financial position or results of operations.
   In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management is currently evaluating the impact of recognizing such liabilities on GM's consolidated

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS (concluded)

financial position and results of operations. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. (See
Note 15 to the consolidated financial statements for these disclosures.)
   In January 2003, the FASB issued FIN 46, which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying SPEs subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.
   GM may be required to consolidate certain VIEs (previously collectively referred to as SPEs) with which it does business. Management is currently reviewing existing VIEs that may require consolidation. However, it is reasonably possible that certain VIEs with assets totaling approximately $1.1 billion, established exclusively to facilitate GM's leasing activities related to the ACO business, may require consolidation. Should GM default on all of its obligations with respect to its involvement in these entities, GM's maximum exposure to loss would be approximately $1.1 billion.
   With respect to the FIO business, VIE structures are used to facilitate various activities of GMAC, including securitization of loans, mortgage funding, and other investing activities. Based on management's preliminary assessment, it is reasonably possible that VIEs with assets totaling approximately $17.5 billion may require consolidation. Management is considering restructuring alternatives to ensure the continued non-consolidation of such assets. In the absence of successful alternatives, the consolidation of such VIEs would have the effect of increasing both assets and liabilities in an amount equal to the assets of the VIEs. GM's exposure to loss related to these entities is approximately $3.2 billion.

ADDITIONAL MATTERS

   Like most domestic and foreign automobile manufacturers, over the years GM has used some brake products incorporating small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos-containing friction products. There is a significant body of scientific data demonstrating that these asbestos-containing friction products are safe and do not create an increased risk of asbestos-related disease. GM believes that the use of asbestos in these products was appropriate.
   As with other companies that have used asbestos, there has been an increase in the number of claims against GM related to allegations concerning the use of asbestos-containing friction products in recent years. A growing number of auto mechanics are filing suit seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos which do not involve GM or even asbestos-containing friction products and many of which place users at much greater risk. The vast majority of these claimants do not have an asbestos-related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
   The efforts of GM and the other domestic auto manufacturers to consolidate their asbestos brake product litigation with similar and related claims currently pending against Federal Mogul in the Delaware bankruptcy court
(where the Federal Mogul bankruptcy is pending) were unsuccessful. Although such consolidation made sense for the effective and efficient resolution of the similar and related claims against GM, the failure of this effort will not affect GM's defenses which remain strong and will be presented in individual cases.
   Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower exposure than the automotive friction product claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in some locomotives resulting in lawsuits being filed against it by railroad workers seeking relief based on their alleged exposure to asbestos. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos, which do not involve GM or even locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos which do not involve GM. The vast majority of these claimants do not have an asbesto-related illness and may never develop one.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ADDITIONAL MATTERS (concluded)

   While General Motors has resolved many of these cases over the years and continues to do so for conventional strategic litigation reasons (avoiding defense costs and possible exposure to runaway verdicts), GM, as stated above, believes the vast majority of such claims against GM are without merit. Only a small percentage of the claims pending against GM allege the contraction of a malignant disease associated with asbestos exposure. The vast majority of claimants do not have an asbestos-related illness and may never develop one. In addition, GM believes that it has very strong defenses based upon a number of published epidemiological studies prepared by highly respected scientists. Indeed, GM believes there is compelling evidence warranting the dismissal of virtually all of these claims against GM. GM will vigorously press this evidence before judges and juries whenever possible. Furthermore, GM believes there is strong statutory and judicial precedent supporting Federal preemption of the asbestos tort claims asserted on behalf of railroad workers. Such preemption would mean that Federal Law entirely eliminates the possibility that such individuals could maintain a claim against GM. Many courts examining this issue have agreed with GM's position.
   GM's annual expenditures associated with the resolution of these claims have increased in nonmaterial amounts in recent years, but the amount expanded in any year is highly dependent on the number of claims filed, the amount of pretrial proceedings conducted, and the number of trials and settlements which occur during the period. While over the foreseeable future GM anticipates annual expenditures relating to these claims will increase somewhat as a function of the number of claims increasing, it is management's belief, based upon consultation with legal counsel, that the claims will not result in a material adverse effect upon the financial condition or results of operations of GM.

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed by GM with the SEC on Forms 10-Q and 8-K, and in related comments by management of GM and Hughes, our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgments on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports which GM may file with the SEC on Forms 10-Q and 8-K:
   . Changes in economic conditions, currency exchange rates, significant terrorist acts, or political instability in the major markets where the Corporation procures material, components, and supplies for the production of its principal products or where its products are produced, distributed, or sold (i.e., North America, Europe, Latin America, and Asia Pacific).
   . Shortages of fuel or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where the Corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Significant changes in the competitive environment in the major markets where the Corporation purchases material, components, and supplies for the production of its products or where its products are produced, distributed, or sold.
   . Changes in the laws, regulations, policies, or other activities of governments, agencies, and similar organizations where such actions may affect the production, licensing, distribution, or sale of the Corporation's products, the cost thereof, or applicable tax rates.
   . The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.
   . With respect to Hughes, additional risk factors include: economic conditions, product demand and market acceptance, government action, local political or economic developments in or affecting countries where Hughes has operations, including political, economic, and social uncertainties in many Latin American countries in which DIRECTV Latin America, LLC operates, foreign currency exchange rates, ability to obtain export licenses, competition, the outcome of legal proceedings, ability to achieve cost reductions, ability to timely perform material contracts, ability to renew programming contracts under favorable terms, technological risk, limitations on access to distribution channels, the success and timeliness of satellite launches, in orbit performance of satellites, loss of uninsured satellites, ability of customers to obtain financing, and Hughes' ability to access capital to maintain its financial flexibility.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options, primarily to maintain the desired level of exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.
   A discussion of GM's accounting policies for derivative financial instruments is included in Note 1 to the GM consolidated financial statements. Further information on GM's exposure to market risk is included in Notes 19 and 20 to the GM consolidated financial statements.
   The following analyses provide quantitative information regarding GM's exposure to foreign currency exchange rate risk, interest rate risk, and commodity and equity price risk. GM uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed as the result of operating cash flows and various financial instruments that are denominated in foreign currencies. At December 31, 2002, the net fair value asset of financial instruments with exposure to foreign currency risk was approximately $3.7 billion compared to a net fair value liability of $5.3 billion at December 31, 2001. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $370 million and $531 million for 2002 and 2001, respectively.

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. More specifically, the Corporation is exposed to interest rate risk associated with long-term debt and contracts to provide commercial and retail financing, retained mortgage servicing rights, and retained assets related to mortgage securitization. In addition, GM is exposed to prepayment risk associated with its capitalized mortgage servicing rights and its retained assets. This risk is managed with U.S. Treasury options and futures, exposing GM to basis risk since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights. At December 31, 2002 and 2001, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $27.7 billion and $23.3 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $1.6 billion and $1.6 billion for 2002 and 2001, respectively. At December 31, 2002 and 2001, the net fair value asset of financial instruments held for trading purposes with exposure to interest rate risk was approximately $4.4 billion and $3.6 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $26 million and $182 million for 2002 and 2001, respectively. This analysis excludes GM's operating lease portfolio. A fair value change in the debt that funds this portfolio would potentially have a different impact on the fair value of the portfolio itself. As such, the overall impact to the fair value of financial instruments from a hypothetical change in interest rates may be overstated.

Commodity Price Risk
   GM is exposed to changes in prices of commodities used in its Automotive business, primarily associated with various non-ferrous metals used in the manufacturing of automotive components. GM enters into commodity forward and option contracts to offset such exposure. At December 31, 2002 and 2001, the net fair value liability of such contracts was approximately $43 million and $78 million, respectively. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $159 million and $150 million for 2002 and 2001, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM is exposed to changes in prices of various available-for-sale equity securities in which it invests. At December 31, 2002 and 2001, the fair value of such investments was approximately $1.8 billion and $2.3 billion, respectively. The potential loss in fair value resulting from a 10% adverse change in equity prices would be approximately $182 million and $231 million for 2002 and 2001, respectively.

                                   * * * * * *

Independent Auditors' Report

General Motors Corporation, its Directors, and Stockholders:

We have audited the Consolidated Balance Sheets of General Motors Corporation and subsidiaries as of December 31, 2002 and 2001, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 2002. Our audits also included the Supplemental Information to the Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows and financial statement schedule listed at Item 15 (collectively, the financial statement schedules). These financial statements and the financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, General Motors Corporation changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
January 16, 2003
(March 12, 2003, as to Note 26)

ITEM 8

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                                   2002       2001       2000
                                                   ----       ----       ----
                                                   (dollars in millions except
                                                       per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues (Notes 1, 2 and
23)                                              $186,763  $177,260    $184,632
                                                  -------   -------     -------
Cost of sales and other expenses (Notes 2 and 3)  153,344   144,093     145,664
Selling, general, and administrative expenses      23,624    23,302      22,252
Interest expense (Note 13)                          7,715     8,347       9,552
                                                 --------   -------     -------
  Total costs and expenses                        184,683   175,742     177,468
                                                 -------    -------     -------
Income before income taxes and minority
interests                                           2,080     1,518       7,164
Income tax expense  (Note 8)                          533       768       2,393
Equity income (loss) and minority interests           189      (149)       (319)
                                                    -----    ------      ------
  Net income                                        1,736       601       4,452
Dividends on preference stocks                        (47)      (99)       (110)
                                                    -----      ----      ------
  Earnings attributable to common stocks           $1,689      $502      $4,342
                                                    =====       ===       =====

Basic earnings (losses) per share attributable
to common stocks
Earnings per share attributable to $1-2/3 par
value                                               $3.37     $1.78       $6.80
                                                     ====      ====        ====
Earnings per share attributable to Class H         $(0.21)   $(0.55)      $0.56
                                                     ====      ====        ====

Earnings (losses) per share attributable to
common stocks assuming dilution
Earnings per share attributable to $1-2/3 par
value                                               $3.35     $1.77       $6.68
                                                     ====      ====        ====
Earnings per share attributable to Class H         $(0.21)   $(0.55)      $0.55
                                                     ====      ====        ====




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2002       2001       2000
                                                   ----       ----       ----
                                                      (dollars in millions)
AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER
OPERATIONS
Total net sales and revenues (Notes 1, 2, and
23)                                              $159,737  $151,491    $160,627
                                                  -------   -------     -------
Cost of sales and other expenses (Notes 2 and 3)  144,550   135,620     138,303
Selling, general, and administrative expenses      14,993    16,043      16,246
                                                  -------   -------     -------
  Total costs and expenses                        159,543   151,663     154,549
                                                  -------   -------     -------
Interest expense (Note 13)                            789       751         815
Net expense from transactions with
  Financing and Insurance Operations (Note 1)         296       435         682
                                                   ------    ------      ------
(Loss) income  before income taxes and minority
interests                                            (891)   (1,358)      4,581
Income tax (benefit) expense (Note 8)                (489)     (270)      1,443
Equity income (loss) and minority interests           256       (79)       (299)
                                                      ---     -----       -----
  Net income (loss) - Automotive,
   Communications Services, and
   Other Operations                                 $(146)  $(1,167)     $2,839
                                                      ===     =====       =====

FINANCING AND INSURANCE OPERATIONS

Total revenues                                    $27,026   $25,769     $24,005
                                                   ------    ------      ------

Interest expense (Note 13)                          6,926     7,596       8,737
Depreciation and amortization expense (Note 9)      5,541     5,857       5,982
Operating and other expenses                        8,356     7,348       5,805
Provisions for financing and insurance losses
(Note 1)                                            3,528     2,527       1,580
                                                  -------   -------     -------

  Total costs and expenses                         24,351    23,328      22,104
                                                   ------    ------      ------
Net income from transactions with Automotive,
  Communications Services, and Other Operations
  (Note 1)                                           (296)     (435)       (682)
                                                   ------    ------      ------
Income before income taxes and minority
interests                                           2,971     2,876       2,583
Income tax expense (Note 8)                         1,022     1,038         950
Equity income (loss) and minority interests           (67)      (70)        (20)
                                                    -----    ------       -----
  Net income - Financing and Insurance
    Operations                                     $1,882    $1,768      $1,613
                                                    =====     =====       =====




The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive, Communications Services, and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                               ------------
                                                              2002       2001
                                                              ----       ----
                           ASSETS                         (dollars in millions)

Cash and cash equivalents (Note 1)                           $21,449  $18,555
Other marketable securities (Note 4)                          16,825   12,069
                                                              ------   ------
  Total cash and marketable securities                        38,274   30,624
Finance receivables - net (Note 5)                           134,647  109,211
Accounts and notes receivable (less allowances)               15,715   10,798
Inventories (less allowances) (Note 6)                         9,967   10,034
Deferred income taxes (Note 8)                                41,649   28,239
Equipment on operating leases
  (less accumulated depreciation) (Note 7)                    34,811   36,087
Equity in net assets of nonconsolidated associates             5,044    4,950
Property - net (Note 9)                                       37,973   36,440
Intangible assets - net (Notes 1 and 10)                      17,954   16,927
Other assets (Note 11)                                        34,748   39,102
                                                             -------  -------
  Total assets                                              $370,782 $322,412
                                                             =======  =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)                         $27,452  $26,197
Notes and loans payable (Note 13)                            201,940  166,314
Postretirement benefits other than pensions (Note 14)         38,187   38,393
Pensions (Note 14)                                            22,762   10,839
Deferred income taxes (Notes 8 and 12)                         8,964    6,690
Accrued expenses and other liabilities (Note 12)              63,829   53,526
                                                            -------- --------
  Total liabilities                                          363,134  301,959
Minority interests                                               834      746
Stockholders' equity (Note 17)
$1-2/3 par value common stock (outstanding, 560,447,797 and
558,439,976 shares)                                              936      932
Class H common stock (outstanding, 958,284,272 and
877,386,595 shares)                                               96       88
Capital surplus (principally additional paid-in capital)      21,583   21,519
Retained earnings                                             10,031     9,463
                                                              ------   -------
   Subtotal                                                   32,646   32,002
Accumulated foreign currency translation adjustments          (2,784)  (2,919)
Net unrealized losses on derivatives                            (205)    (307)
Net unrealized gains on securities                               372      512
Minimum pension liability adjustment                         (23,215)  (9,581)
   Accumulated other comprehensive loss                      (25,832) (12,295)
                                                             -------  -------

     Total stockholders' equity                                6,814   19,707
                                                              ------  -------

Total liabilities and stockholders' equity                  $370,782 $322,412
                                                             =======  =======




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

                                                                  December 31,
GENERAL MOTORS CORPORATION AND SUBSIDIARIES                      2002     2001
                                                                 ----     ----
                            ASSETS                         (dollars in millions)
Automotive, Communications Services, and Other Operations
Cash and cash equivalents (Note 1)                            $13,291   $8,432
Marketable securities (Note 4)                                  2,174      790
                                                              -------   ------
  Total cash and marketable securities                         15,465    9,222
Accounts and notes receivable (less allowances)                 5,861    5,406
Inventories (less allowances) (Note 6)                          9,967   10,034
Equipment on operating leases (less accumulated depreciation)
(Note 7)                                                        5,305    4,524
Deferred income taxes and other current assets (Note 8)        11,273    7,877
                                                               ------   ------
  Total current assets                                         47,871   37,063
Equity in net assets of nonconsolidated associates              5,044    4,950
Property - net (Note 9)                                        36,152   34,908
Intangible assets - net (Notes 1 and 10)                       14,611   13,721
Deferred income taxes (Note 8)                                 32,759   22,294
Other assets (Note 11)                                          7,323   17,274
                                                              -------  -------
Total Automotive, Communications Services, and
   Other Operations assets                                    143,760  130,210
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                              8,158   10,123
Investments in securities (Note 4)                             14,651   11,279
Finance receivables - net (Note 5)                            134,647  109,211
Investment in leases and other receivables (Note 7)            35,517   33,382
Other assets (Note 11)                                         34,049   28,207
Net receivable from Automotive, Communications Services, and
  Other Operations (Note 1)                                     1,089    1,557
                                                              -------  -------
  Total Financing and Insurance Operations assets             228,111  193,759
                                                              -------  -------
Total assets                                                 $371,871 $323,969
                                                              =======  =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services, and Other Operations
Accounts payable (principally trade)                          $20,169  $18,297
Loans payable (Note 13)                                         1,516    2,402
Accrued expenses (Note 12)                                     40,976   34,090
Net payable to Financing and Insurance Operations (Note 1)      1,089    1,557
                                                              -------  -------
  Total current liabilities                                    63,750   56,346
Long-term debt (Note 13)                                       16,651   10,726
Postretirement benefits other than pensions (Note 14)          34,275   34,515
Pensions (Note 14)                                             22,709   10,790
Other liabilities and deferred income taxes (Notes 8 and 12)   16,789   13,794
                                                              -------  -------
  Total Automotive, Communications Services, and Other
    Operations liabilities                                    154,174  126,171
Financing and Insurance Operations
Accounts payable                                                7,283    7,900
Debt (Note 13)                                                183,773  153,186
Other liabilities and deferred income taxes (Notes 8 and 12)   18,993   16,259
                                                              -------  -------
  Total Financing and Insurance Operations liabilities        210,049  177,345
                                                              -------  -------
   Total liabilities                                          364,223  303,516
Minority interests                                                834      746
Stockholders' equity (Note 17)
$1-2/3 par value common stock (outstanding, 560,447,797 and       936      932
558,439,976 shares)
Class H common stock (outstanding, 958,284,272 and                 96       88
877,386,595 shares)
Capital surplus (principally additional paid-in capital)       21,583   21,519
Retained earnings                                              10,031    9,463
                                                               ------   ------
   Subtotal                                                    32,646   32,002
Accumulated foreign currency translation adjustments           (2,784)  (2,919)
Net unrealized losses on derivatives                             (205)    (307)
Net unrealized gains on securities                                372      512
Minimum pension liability adjustment                          (23,215)  (9,581)
                                                               ------    -----
   Accumulated other comprehensive loss                       (25,832) (12,295)
                                                               ------   ------
     Total stockholders' equity                                 6,814   19,707
                                                              -------  -------
Total liabilities and stockholders' equity                   $371,871 $323,969
                                                              =======  =======

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive, Communications Services, and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For The Years Ended
                                                             December 31,
                                                             ------------
                                                       2002     2001      2000
                                                       ----     ----      ----
Cash flows from operating activities                    (dollars in millions)
Net income                                           $1,736      $601    $4,452
Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation and amortization expenses            12,938    12,908    13,411
   Postretirement benefits other than
     pensions,  net of payments                        (208)    1,881       799
     and VEBA contributions
   Pension expense, net of contributions             (3,380)      148       128
   Net change in mortgage loans                      (4,376)   (4,241)      242
   Net change in mortgage securities                   (656)     (777)     (577)
   Rental fleet vehicle  - acquisitions              (5,595)   (4,997)   (6,000)
   Rental fleet vehicle  - dispositions               4,774     6,116     6,008
   Change in other investments and miscellaneous
     assets                                           6,195    (1,235)     (538)
   Change in other operating assets and liabilities
     (Note 1)                                         4,600      (101)    3,229
   Other                                              1,081     2,682       291
                                                     ------    ------    ------
Net cash provided by operating activities           $17,109   $12,985   $21,445
                                                     ------    ------    ------

Cash flows from investing activities
Expenditures for property                            (7,443)   (8,631)   (9,722)
Investments in marketable securities - acquisitions (39,386)  (35,130)  (27,119)
Investments in marketable securities - liquidations  35,688    34,352    27,171
Net change in mortgage servicing rights              (1,711)   (2,075)   (1,084)
Increase in finance receivables                    (143,166) (107,440)  (73,754)
Proceeds from sales of finance receivables          117,276    95,949    59,221
Operating leases - acquisitions                     (16,624)  (12,938)  (15,415)
Operating leases - liquidations                      13,994    11,892    10,085
Investments in companies, net of cash acquired        (872)    (1,285)   (6,379)
(Note 1)
Other                                                   867    (1,184)    2,597
                                                     ------    ------    ------
Net cash used in investing activities               (41,377)  (26,490)  (34,399)
                                                     ------    ------    ------

Cash flows from financing activities
Net (decrease) increase in loans payable               (404)  (20,044)    7,865
Long-term debt - borrowings                          53,144    64,371    27,760
Long-term debt - repayments                         (24,889)  (21,508)  (22,459)
Repurchases of common and preference stocks             (97)     (264)   (1,613)
Proceeds from issuing common stocks                      62       100     2,792
Proceeds from sales of treasury stocks                   19       418         -
Cash dividends paid to stockholders                  (1,168)   (1,201)   (1,294)
                                                     ------    ------    ------
Net cash provided by financing activities            26,667    21,872    13,051
                                                     ------    ------    ------

Effect of exchange rate changes on cash and
  cash equivalents                                      495       (96)     (255)
                                                     ------   -------    ------
Net increase (decrease) in cash and cash equivalents  2,894     8,271      (158)
Cash and cash equivalents at beginning of the year   18,555    10,284    10,442
                                                     ------    ------    ------
Cash and cash equivalents at end of the year        $21,449   $18,555   $10,284
                                                     ======    ======    ======



Reference should be made to the notes to consolidated financial statements.


                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

    SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For The Years Ended December 31,
                                                            --------------------------------
                                                   2002                   2001                  2000
                                      -------------------------------------------------------------------------

                                      Automotive,   Financing   Automotive,   Financing   Automotive  Financing
                                      Comm.Serv.,      and      Comm.Serv.,      and      Comm.Serv.,    and
                                      and Other     Insurance   and Other     Insurance   and Other   Insurance
                                      ---------     ---------   ---------     ---------   ---------   ---------
Cash flows from operating                            (dollars in millions)
activities
Net income (loss)                      $(146)         $1,882    $(1,167)        $1,768      $2,839      $1,613
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities
   Depreciation and amortization
     expenses                          7,397           5,541      7,051          5,857       7,429       5,982
   Postretirement benefits other
     than pensions,  net of
     payments and VEBA contributions    (223)             15      1,861             20         772          27
   Pension expense, net of
     contributions                    (3,380)              -        148              -         128           -
   Net change in mortgage loans            -          (4,376)         -         (4,241)          -         242
   Net change in mortgage
     securities                            -            (656)         -           (777)          -        (577)
   Rental fleet vehicle  -
     acquisitions                     (5,595)              -     (4,997)             -      (6,000)          -
   Rental fleet vehicle  -
     dispositions                      4,774               -      6,116              -       6,008           -
   Change in other investments
     and miscellaneous assets          2,689           3,506        959         (2,194)      1,154      (1,692)

   Change in other operating
     assets and  liabilities (Note 1)  4,649             (49)    (2,056)         1,955         724       2,505

   Other                              (1,694)          2,775       (357)         3,039      (1,966)      2,257
                                       -----           -----      -----          -----      ------      ------
Net cash provided by operating
   activities                         $8,471          $8,638     $7,558         $5,427     $11,088     $10,357
                                       -----           -----      -----          -----      ------      ------
Cash flows from investing
   activities
Expenditures for property             (6,986)           (457)    (8,611)           (20)     (9,200)       (522)
Investments in marketable
   securities - acquisitions          (2,228)        (37,158)      (857)       (34,273)     (2,520)    (24,599)
Investments in marketable
   securities - liquidations             873          34,815      1,228         33,124       3,057      24,114
Net change in mortgage servicing
   rights                                  -          (1,711)         -         (2,075)          -      (1,084)
Increase in finance receivables            -        (143,166)         -       (107,440)          -     (73,754)
Proceeds from sales of finance
   receivables                             -         117,276          -         95,949           -      59,221
Operating leases - acquisitions            -         (16,624)         -        (12,938)          -     (15,415)
Operating leases - liquidations            -          13,994          -         11,892           -      10,085
Investments in companies, net of
   cash acquired (Note 1)               (690)           (182)      (743)          (542)     (4,302)     (2,077)
Net investing activity with
Financing and
   Insurance Operations                  400               -       (500)             -      (1,069)          -
Other                                  1,700            (833)      (768)          (416)      2,504          93
                                       -----          ------     ------         ------      ------      ------
Net cash used in investing
   activities                         (6,931)        (34,046)   (10,251)       (16,739)    (11,530)    (23,938)
                                       -----          ------     ------         ------      ------      ------
Cash flows from financing
   activities
Net (decrease) increase in loans
   payable                            (1,482)          1,078        194        (20,238)        142       7,723
Long-term debt - borrowings            6,295          46,849      5,849         58,522       5,279      22,481
Long-term debt - repayments             (328)        (24,561)    (2,602)       (18,906)     (6,196)    (16,263)
Net financing activity with
   Automotive, Communications
   Services, and Other Operations          -            (400)         -            500           -       1,069
Repurchases of common and
   preference stocks                     (97)              -       (264)             -      (1,613)          -
Proceeds from issuing common
   stocks                                 62               -        100              -       2,792           -
Proceeds from sales of treasury
   stocks                                 19               -        418              -           -           -
Cash dividends paid to
   stockholders                       (1,168)              -     (1,201)             -      (1,294)          -
                                       -----          ------      -----         ------       -----      ------
Net cash provided by (used in)
financing   activities                 3,301          22,966      2,494         19,878        (890)     15,010
                                       -----          ------      -----         ------         ---      ------
Effect of exchange rate changes
on cash and  cash equivalents            485              10        (74)           (22)       (249)         (6)

Net transactions with
   Automotive/Financing
   Operations                           (467)            467       (414)           414         970        (970)
                                       -----           -----      -----         ------       -----       -----
Net increase (decrease) in cash
   and cash  equivalents               4,859          (1,965)      (687)         8,958        (611)        453
Cash and cash equivalents at
beginning of the year                  8,432          10,123      9,119          1,165       9,730         712
                                      ------          ------      -----         ------       -----       -----
Cash and cash equivalents at end
of the year                          $13,291          $8,158     $8,432        $10,123      $9,119      $1,165
                                      ======           =====      =====         ======       =====       =====


The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive, Communications Services, and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

                                                                                   Accumulated
                                         Total                                         Other          Total
                                        Capital  Capital  Comprehensive  Retained  Comprehensive  Stockholders'
                                         Stock   Surplus  Income(Loss)   Earnings      Loss          Equity
                                         -----   -------  ------------   --------      ----          ------
                                                                (dollars in millions)
Balance at January 1, 2000              $1,047   $13,794                  $6,961     $(1,158)       $20,644
Shares reacquired                         (184)   (9,626)                      -           -         (9,810)
Shares issued                              139    16,852                       -           -         16,991
Comprehensive income:
  Net income                                 -         -     $4,452        4,452           -          4,452
                                                              -----
  Other comprehensive income (loss):
   Foreign currency translation              -         -       (469)           -           -              -
     adjustments
   Unrealized losses on securities           -         -       (415)           -           -              -
   Minimum pension liability                 -         -         76            -           -              -
     adjustment
     Other comprehensive loss                                  (808)                    (808)          (808)
                                                                ---
      Comprehensive income                   -         -     $3,644            -           -              -
                                                              =====
Cash dividends                               -         -                  (1,294)          -         (1,294)
                                         -----    ------                  ------      ------         ------
Balance at December 31, 2000             1,002    21,020                  10,119      (1,966)        30,175
Shares reacquired                            -      (125)                      -           -           (125)
Shares issued                               18       624                       -           -            642
Comprehensive income:
   Net income                                -         -       $601          601           -            601
                                                                ---
  Other comprehensive income (loss):
   Foreign currency translation
     adjustments                             -         -       (417)           -           -              -
   Unrealized losses on derivatives          -         -       (307)           -           -              -
   Unrealized losses on securities           -         -        (69)           -           -              -
   Minimum pension liability
     adjustment                              -         -     (9,536)           -           -              -
                                                             ------
     Other comprehensive loss                -         -    (10,329)                 (10,329)       (10,329)
                                                             ------
      Comprehensive loss                     -         -    $(9,728)           -           -              -
                                                             ======
Delphi spin-off adjustment (a)               -         -                     (56)          -            (56)
Cash dividends                               -         -                  (1,201)          -         (1,201)
                                        ------    ------                  ------     -------         ------
Balance at December 31, 2001             1,020    21,519                   9,463     (12,295)        19,707
Shares reacquired                            -    (2,086)                      -           -         (2,086)
Shares issued                               12     2,150                       -           -          2,162
Comprehensive income:
  Net income                                 -         -     $1,736        1,736           -          1,736
                                                              -----
  Other comprehensive income (loss):
   Foreign currency translation
     adjustments                             -         -        135            -           -              -
   Unrealized gains on derivatives           -         -        102            -           -              -
   Unrealized losses on securities           -         -       (140)           -           -              -
   Minimum pension liability
     adjsutment                              -         -    (13,634)           -           -              -
                                                             ------
     Other comprehensive loss                -         -    (13,537)           -     (13,537)       (13,537)
                                                             ------
      Comprehensive loss                     -         -   $(11,801)           -           -              -
                                                             ======
Cash dividends                               -         -                  (1,168)          -         (1,168)
                                         -----    ------                   -----      ------          -----
                                                       -
Balance at December 31, 2002            $1,032   $21,583                 $10,031    $(25,832)        $6,814
                                         =====    ======                  ======      ======          =====

(a) Resolution of workers' compensation, pension, and other postemployment liabilities owed to GM by Delphi Automotive Systems, which GM spun off in 1999.

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC) and Hughes Electronics Corporation and Subsidiaries (Hughes), (collectively referred to as the "Corporation," "General Motors" or "GM"). General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case, the cost method of accounting is used. GM encourages reference to the GMAC and Hughes Annual Reports on Form 10-K for the period ended December 31, 2002, filed separately with the U. S. Securities and Exchange Commission, and the Hughes consolidated financial statements included as Exhibit 99 to this GM Annual Report on Form 10-K for the period ended December 31, 2002.
   Certain amounts for 2001 and 2000 have been reclassified to conform with the 2002 classifications.

Nature of Operations, Financial Statement Presentation, and Supplemental Information
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive, Communications Services, and Other Operations
(ACO).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) ACO, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.

Use of Estimates in the Preparation of the Financial Statements
   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported therein. Due to the inherent uncertainties involved in making estimates, actual results reported in future periods may differ from those estimates.

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

Advertising and Research and Development
   Advertising, research and development, and other product-related costs are charged to expense as incurred. Advertising expense was $4.6 billion in 2002, $4.3 billion in 2001, and $4.6 billion in 2000. Research and development expense was $5.8 billion in 2002, $6.2 billion in 2001, and $6.6 billion in 2000.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Depreciation and Amortization
   Expenditures for special tools placed in service after January 1, 2002 are amortized using the straight-line method over their estimated useful lives. Expenditures for special tools placed in service prior to January 1, 2002, are amortized over their estimated useful lives, primarily using the units of production method. Replacements of special tools for reasons other than changes in products are charged directly to cost of sales. As of January 1, 2001, the Corporation adopted the straight-line method of depreciation for real estate, plants, and equipment placed in service after that date. Assets placed in service before January 1, 2001, continue generally to be depreciated using accelerated methods. The accelerated methods accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Management believes the adoption of the straight-line amortization/depreciation method for special tools placed into service after January 1, 2002, and real estate, plants, and equipment placed into service after January 1, 2001, better reflects the consistent use of these assets over their useful lives. The effect of these changes on the results of operations for the years ended December 31, 2002 and 2001 is estimated at $7 million and $26 million after-tax , respectively.
   Equipment on operating leases is depreciated using the straight-line method over the term of the lease agreement. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.

Valuation of Long-Lived Assets
   GM periodically evaluates the carrying value of long-lived assets to be held and used in the business, other than goodwill and intangible assets with indefinite lives, and assets held for sale when events and circumstances warrant, generally in conjunction with the annual business planning cycle. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value for assets to be held and used. For assets held for sale, such loss is further increased by costs to sell. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Long-lived assets to be disposed of other than by sale are considered held and used until disposed of.

Goodwill and Other Intangible Assets
   Prior to January 1, 2002, goodwill was amortized using the straight-line method over 20 to 40 year periods. On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which ceased the amortization method of accounting for goodwill and changed to an impairment-only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually.
   GM's reported net income and earnings per share information, exclusive of amortization expense recognized related to goodwill and amortization of intangibles with indefinite lives required under previous accounting standards on an after-tax basis, is as follows (dollars in millions except per share amounts):

                                                 Year-Ended December 31,
                                              ------------------------------
                                                2002      2001      2000
                                                ----      ----      ----

Reported net income                           $1,736      $601    $4,452
Add:

Goodwill amortization                              -       327       318
Amortization of intangibles with
  indefinite lives                                 -         7         7
                                               -----       ---     -----
  Adjusted net income                         $1,736      $935    $4,777
Basic earnings (losses) per share
  attributable to common stocks
EPS attributable to GM $1-2/3 par value:
  Reported                                     $3.37     $1.78     $6.80
  Adjusted                                     $3.37     $2.11     $7.16
EPS attributable to GM Class H:
  Reported                                    $(0.21)   $(0.55)    $0.56
  Adjusted                                    $(0.21)   $(0.38)    $0.74
Earnings (losses) per share attributable
  to common stocks assuming dilution
EPS attributable to GM $1-2/3 par value:
  Reported                                     $3.35     $1.77     $6.68
  Adjusted                                     $3.35     $2.10     $7.03
EPS attributable to GM Class H:
  Reported                                    $(0.21)   $(0.55)    $0.55
  Adjusted                                    $(0.21)   $(0.38)    $0.72

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Foreign Currency Transactions and Translation
   Foreign currency exchange transaction and translation losses, net of taxes, included in consolidated net income in 2002, 2001, and 2000, pursuant to SFAS No. 52, "Foreign Currency Translation," amounted to $98 million, $147 million, and $57 million, respectively.

Stock-Based Compensation
   Through December 31, 2002, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25) to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In August of 2002, GM announced that, beginning January 1, 2003, the Corporation will expense the fair market value of stock options newly granted to employees pursuant to SFAS No. 123. The following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock option and other stock-based employee compensation awards had been determined based on their fair values at the grant date, consistent with the method prescribed by SFAS No. 123 (dollars in millions except per share amounts):

                                                 Year-Ended December 31,
                                                 -----------------------
                                                 2002     2001     2000
                                                 ----     ----     ----
Net income, as reported                        $1,736     $601   $4,452
Less: stock-based compensation expense
  determined  using fair value based
  method in SFAS No. 123                         (318)    (374)    (327)
                                                -----      ---    -----
Pro forma net income                           $1,418     $227   $4,125
                                                =====      ===    =====


  Earnings (losses) attributable to
   common stocks
   $1-2/3 par value  - as reported             $1,885     $984   $3,957
                     - pro forma               $1,687     $769   $3,709
   Class H           - as reported              $(196)   $(482)    $385
                     - pro forma                $(316)   $(642)    $306

  Basic earnings (losses) per share
   attributable to  common stocks
   $1-2/3 par value  - as reported              $3.37    $1.78    $6.80
                     - pro forma                $3.01    $1.39    $6.38
   Class H           - as reported             $(0.21)  $(0.55)   $0.56
                     - pro forma               $(0.34)  $(0.73)   $0.45

  Diluted earnings (losses) per share
   attributable to common stocks
   $1-2/3 par value  - as reported              $3.35    $1.77    $6.68
                     - pro forma                $3.00    $1.38    $6.26
   Class H           - as reported             $(0.21)  $(0.55)   $0.55
                     - pro forma               $(0.34)  $(0.73)   $0.44

Policy and Warranty
   Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. (See Note 12).

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Statement of Cash Flows Supplementary Information
                                                     Years Ended December 31,
                                                    ---------------------------
Automotive, Communications Services, and Other       2002      2001      2000
Operations                                           ----      ----      ----
----------------------------------------------        (dollars in millions)
Increase (decrease) in cash due to changes in
  other operating assets and liabilities was as
  follows:
   Accounts receivable                              $(116)      $111     $(625)
   Prepaid expenses and other deferred charges        289       (254)       66
   Inventories                                        350        522      (297)
   Accounts payable                                   861        558     1,254
   Deferred taxes and income taxes payable         (1,921)    (1,444)     (629)
   Accrued expenses and other liabilities           5,186     (1,549)      955
                                                    -----      -----       ---
     Total                                         $4,649    $(2,056)     $724
                                                    =====      =====       ===

Cash paid for interest and income taxes
  was as follows:
   Interest                                        $1,341       $892      $968
   Income taxes                                    $1,726     $1,149    $2,310

   During 2002, ACO made investments in companies, net of cash acquired, of approximately $700 million. This amount consists primarily of GM's purchase of a 42.1% equity interest in GM Daewoo Auto & Technology Company (GM Daewoo) for approximately $251 million and GM's investments in Isuzu-related entities for $180 million.
   During 2001, the majority of the $740 million of investments made by ACO consisted of GM's purchase of an additional 10% ownership in Suzuki Motor Corporation (Suzuki) for approximately $520 million.
   During 2000, ACO made investments in companies, net of cash acquired, of approximately $4.3 billion. This amount consists primarily of GM's purchase of a 20% equity interest in Fuji Heavy Industries Ltd. (Fuji) for approximately $1.3 billion and GM's acquisition of a 20% interest in Fiat Auto Holdings, B.V. (FAH) for $2.4 billion. In addition during 2000, Fiat S.p.A. purchased approximately 32 million shares of GM $1-2/3 par value common stock for $2.4 billion which is included in proceeds from issuing common stocks.

                                                     Years Ended December 31,
                                                   ----------------------------
Financing and Insurance Operations                   2002      2001      2000
----------------------------------                   ----      ----      ----
                                                      (dollars in millions)
Increase (decrease) in cash due to changes in
  other operating assets and liabilities was as
  follows:
   Other receivables                              $(3,673)   $(1,386)    $(726)
   Other assets                                        23        (82)      (29)
   Accounts payable                                  (617)       483     3,155
   Deferred taxes and other liabilities             4,218      2,940       105
                                                    -----      -----    ------
     Total                                           $(49)    $1,955    $2,505
                                                       ==      =====     =====

Cash paid for interest and income taxes
  was as follows:
   Interest                                        $6,639     $7,239    $8,511
   Income taxes                                      $471       $694      $475

  FIO made investments in companies, net of cash acquired, of approximately $180 million, $540 million, and $2.1 billion in 2002, 2001, and 2000, respectively. The 2001 investments were primarily for a mortgage warehouse lending business. The 2000 investments were primarily for a commercial factoring business and a Japanese real estate holding company.

Derivative Instruments
   GM is party to a variety of foreign exchange rate, interest rate and commodity forward contracts, and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Derivative Instruments (concluded)
   All derivatives are recorded at fair value on the consolidated balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized gain / (loss) on derivatives, a separate component of accumulated other comprehensive loss. Amounts are reclassified from accumulated other comprehensive loss when the underlying hedged item impacts earnings and all ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

New Accounting Standards

   In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Corporation implemented SFAS No. 145 on January 1, 2003. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan, and establishes that fair value is the objective for initial measurement of the liability,. The Corporation implemented SFAS No. 146 on January 1, 2003, for transactions that occur after December 31, 2002. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. On August 6, 2002, pursuant to SFAS No. 123, GM announced that the Corporation would expense the fair market value of stock options newly granted to employees beginning January 1, 2003.
   In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Management is currently evaluating the impact of recognizing such liabilities on GM's consolidated financial position and results of operations. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note
15).
   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying SPEs subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.
   GM may be required to consolidate certain VIEs (previously collectively referred to as SPEs) with which it does business. Management is currently reviewing existing VIEs that may require consolidation. However, it is reasonably possible that certain VIEs with assets totaling approximately $1.1 billion, established exclusively to facilitate GM's leasing activities related to the ACO business, may require consolidation. Should GM default on all of its obligations with respect to its involvement in these entities, GM's maximum exposure to loss would be approximately $1.1 billion.
   With respect to the FIO business, VIE structures are used to facilitate various activities of GMAC, including securitization of loans, mortgage funding, and other investing activities. Based on management's preliminary assessment, it is reasonably possible that VIEs with assets totaling approximately $17.5 billion may require consolidation. Management is considering restructuring alternatives to ensure the continued non-consolidation of such assets. In the absence of successful alternatives, the consolidation of such VIEs would have the effect of increasing both assets and liabilities in an amount equal to the assets of the VIEs. GM's exposure to loss related to these entities is approximately $3.2 billion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 1.  Significant Accounting Policies (concluded)

New Accounting Standards (concluded)

Labor Force
   GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, a significant number of which will expire in 2003.

NOTE 2.  Asset Impairments

   GM recorded pre-tax charges against income for asset impairments of $254 million ($158 million after-tax, or $0.28 per share of GM $1-2/3 par value common stock) in 2002, $140 million ($90 million after-tax, or $0.16 per share of GM $1-2/3 par value common stock) in 2001 and $917 million ($587 million after-tax, or $0.99 per share of GM $1-2/3 par value common stock) in 2000. These charges are components of the following line items in the income statement:

                                          Years Ended December 31,
                                         ---------------------------
                                          2002       2001      2000
                                          ----       ----      ----
                                             (dollars in millions)
Total net sales and revenues                 $-      $   -     $315
Cost of sales and other expenses            254        140      602
                                            ---        ---      ---
  Total                                    $254       $140     $917
                                            ===        ===      ===

   In 2002, the pre-tax charges were comprised of $113 million ($70 million after-tax) for GM Europe (GME), and $141 million ($88 million after-tax) for GM North America (GMNA). The charges related to the write-down of equipment associated with GME's restructuring initiative implemented during the first quarter of 2002, (see Note 24). The GMNA charges relate to equipment write-downs associated with changes to the region's production facilities and the write-down of special tools.
   The 2001 charges related to the write-down of equipment as a result of the announcement of the closing of the Ste. Therese, Quebec, assembly plant in 2002 and the write-down of certain equipment on operating leases that was determined to be impaired in GMNA.
   In 2000, the pre-tax charges were comprised of $572 million ($356 million after-tax) for GMNA, and $345 million ($231 million after-tax) for GME. The charges related to the write-down of special tools and equipment on operating leases as a result of the phase-out of the Oldsmobile division as the current model lineup product life cycles come to an end, or until the models are no longer economically viable, and the reduction in production capacity at GME, including the restructuring of Vauxhall Motors Limited's manufacturing operations in the U.K.

NOTE 3. Postemployment Benefit Costs

   GM records liabilities for termination and other postemployment benefits to be paid pursuant to union or other contractual agreements in connection with closed plants in North America. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.
   In 2002, GM recognized postemployment benefit liabilities of $281 million ($174 million after-tax, or $0.31 per share of GM $1-2/3 par value common stock) primarily related to the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan. The Janesville charge relates to 772 employees and was included in cost of sales.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 3. Postemployment Benefit Costs (concluded)

   The adjustments of $159 million ($99 million after-tax, or $0.18 per share of GM $1-2/3 par value common stock), recorded in cost of sales, are primarily the result of a reversal of postemployment benefit liabilities for employees at the Spring Hill, Tennessee plant. This reversal was recorded due to approximately 400 employees, who had been included in the planned production capacity reduction, were instead absorbed into the continuing workforce due to a change in the plan.
   In 2001, GM recognized postemployment benefit liabilities related to the announced closing of the Ste. Therese, Quebec assembly plant in 2002. The 2001 charge relates to 1,350 employees and increased cost of sales by $137 million ($89 million after-tax, or $0.16 per share of GM $1-2/3 par value common stock).
   The liability for postemployment benefits as of December 31, 2002 totals approximately $613 million relating to 11 plants and approximately 3,400 employees, with anticipated spending of approximately 70% over the next three years. The liability for postemployment benefits was $626 million relating to 12 plants and approximately 5,600 employees as of December 31, 2001. The liability for postemployment benefits was $665 million relating to 12 plants and approximately 5,800 employees as of December 31, 2000. The following tables summarize the activity from December 31, 2000 through December 31, 2002 for this liability (dollars in millions):

Balance at December 31, 2000                      $665
  Spending                                        (214)
  Interest accretion                                38
  Additions                                        137
  Adjustments                                        -
                                                 -----
Balance at December 31, 2001                      $626
                                                   ===
  Spending                                        (182)
  Interest accretion                                47
  Additions                                        281
  Adjustments                                     (159)
                                                   ---
Balance at December 31, 2002                      $613
                                                   ===

NOTE 4.  Marketable Securities

   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale and held-to-maturity securities are included as a separate component of stockholders' equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Investments in marketable securities were as follows (dollars in millions):

                                                  Book/
                                                  Fair    Unrealized  Unrealized
                                       Cost       Value      Gains      Losses
                                                 December 31, 2002
                                    --------------------------------------------
Type of security
Bonds, notes, and other securities
  Corporate debt securities and
  other                              $1,915     $1,932         $22         $5
U.S. Government and Agencies            240        242           2          -
                                     ------     ------          --         --
Total marketable securities          $2,155     $2,174         $24         $5
                                      =====      =====          ==          =

                                                 December 31, 2001
                                    --------------------------------------------
Type of security
Bonds, notes, and other securities
   Corporate debt securities and
   other                               $777       $790         $13       $  -
                                        ---        ---          --        ---
Total marketable securities            $777       $790         $13       $  -
                                        ===        ===          ==        ===

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4.  Marketable Securities (concluded)

   Debt securities totaling $342 million mature within one year and $1.7 billion mature after one through five years, $27 million mature after five through ten years and $90 million mature after ten years. Proceeds from sales of marketable securities totaled $261 million in 2002, $373 million in 2001, and $1.3 billion in 2000. The gross gains related to sales of marketable securities were $3 million, $3 million, and $1 million in 2002, 2001, and 2000, respectively. The gross losses related to sales of marketable securities were zero, $7 million, and $12 million in 2002, 2001, and 2000, respectively.

Financing and Insurance Operations
----------------------------------

   Investments in securities were as follows (dollars in millions):

                                                  Book/
                                                   Fair    UnrealizedUnrealized
                                         Cost     Value      Gains    Losses
                                         ----     -----      -----    ------
                                                  December 31, 2002
                                       ----------------------------------------
Type of security
Bonds, notes, and other securities
   United States government and
     agencies                           $2,836   $2,875        $39        $-
   States and municipalities               599      650         52         1
   Foreign government securities           479      497         19         1
   Mortgage-backed securities            2,479    2,708        292        63
   Corporate debt securities and other   1,886    1,986        110        10
                                         -----    -----        ---        --
Total debt securities
  available-for-sale                     8,279    8,716        512        75
Mortgage-backed securities
  held-to-maturity                         305      305
Mortgage-backed securities held for
   trading purposes                      5,029    4,378          -       651
                                       -------  -------      -----       ---
Total debt securities                   13,613   13,399        512       726
Equity securities                        1,224    1,252        163       135
                                       -------  -------        ---       ---
   Total investment in securities      $14,837  $14,651       $675      $861
                                        ======   ======        ===       ===

Total consolidated other marketable
  securities                           $16,992  $16,825       $699      $866
                                        ======   ======        ===       ===

                                                  December 31, 2001
                                       ----------------------------------------
Type of security
Bonds, notes, and other securities
   United States government and
     agencies                             $615     $626        $14        $3
   States and municipalities               931      970         43         4
   Foreign government securities            35       37          2         -
   Mortgage-backed securities            2,334    2,509        203        28
   Corporate debt securities and other   1,704    1,721         43        26
                                         -----    -----       ----        --
Total debt securities
  available-for-sale                     5,619    5,863        305        61
Mortgage-backed securities held to
  maturity                                 375      375          -         -
Mortgage-backed securities held for
   trading purposes                      4,306    3,722          -       584
                                        ------    -----      -----       ---
Total debt securities                   10,300    9,960        305       645
Equity securities                        1,215    1,319        246       142
                                       -------  -------        ---       ---
   Total investment in securities      $11,515  $11,279       $551      $787
                                        ======   ======        ===       ===

Total consolidated other marketable
  securities                           $12,292  $12,069       $564      $787
                                        ======   ======        ===       ===

   Debt securities available-for-sale totaling $514 million mature within one year, $1.7 billion mature after one through five years, $1.3 billion mature after five years through 10 years, and $5.2 billion mature after 10 years. Proceeds from sales of marketable securities totaled $12.8 billion in 2002, $5.1 billion in 2001, and $3.5 billion in 2000. The gross gains related to sales of marketable securities were $402 million, $228 million, and $316 million in 2002, 2001, and 2000, respectively. The gross losses related to sales of marketable securities were $121 million, $145 million and $148 million in 2002, 2001, and 2000, respectively.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Finance Receivables and Securitizations

Finance Receivables - Net

   Finance receivables - net included the following (dollars in millions):
                                                     December 31,
                                                -----------------------
Consumer:                                          2002        2001
                                                   ----        ----
  Retail automotive                              $77,392     $66,560
  Residential mortgages                           15,238       2,879
                                                  ------     -------
Total consumer                                    92,630      69,439
Commercial:
  Automotive:
   Wholesale                                      21,462      15,580
   Leasing and lease financing                     5,985       8,572
   Term loans to dealers and others                5,584       5,545
  Commercial and industrial                        9,461      10,350
  Commercial real estate:
   Commercial mortgage                               621         473
   Construction                                    1,963       1,419
                                                --------    --------
Total commercial                                  45,076      41,939
                                                --------    --------
Total finance receivables and loans              137,706     111,378
                                                 -------     -------

Allowance for financing losses                    (3,059)     (2,167)
                                                 -------     -------
Total consolidated finance receivables - net(1) $134,647    $109,211
                                                 =======     =======

(1) Net of unearned income of $6.5 billion and $5.8 billion at December 31, 2002 and 2001, respectively.

   Finance receivables that originated outside the United States were $23.4 billion and $20.2 billion at December 31, 2002 and 2001, respectively. The aggregate amounts of total finance receivables maturing in each of the five years following December 31, 2002, is as follows: 2003-$60.4 billion; 2004-$25.6 billion; 2005-$19.4 billion; 2006-$13.0 billion; 2007-$7.1 billion; and 2008 and thereafter-$18.7 billion. Actual maturities may differ from those scheduled due to prepayments.

Securitizations of Finance Receivables and Mortgage Loans

   The Corporation securitizes automotive and mortgage financial assets as a funding source. The Corporation sells retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans, and commercial investment securities.
   The Corporation retains servicing responsibilities and subordinated interests for all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations; subordinate interests are retained for some of these securitizations. As of December 31, 2002, the weighted average servicing fees for GM's primary servicing activities were 190 basis points, 100 basis points, 33 basis points and 9 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, the Corporation receives the rights to cash flows remaining after the investors in the securitization trusts have received their contractual payments.
   The Corporation maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts are recorded in other assets and totaled $280 million, $937 million, $365 million, and $24 million as of December 31, 2002, for retail finance receivable, wholesale loan, residential mortgage loan, and commercial mortgage loan securitizations, respectively and $255 million, $893 million, $378 million, and $7 million as of December 31, 2001, respectively.

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Finance Receivables and Securitizations  (continued)

Securitizations of Finance Receivables and Mortgage Loans - (continued)

   The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed during 2002, 2001 and 2000:

                                              2002
                         --------------------------------------------------
                            Retail                      Mortgage loans
Year ended December 31,     finance     Wholesale  ------------------------
(in millions)            receivables     loans     Residential  Commercial
-------------            -----------     -----     -----------  ----------
Pre-tax gains on
  securitizations             $239         $ -         $619         $30
Cash flow information:
Proceeds from new
  securitizations            9,982       2,327       38,025       1,848
Servicing fees received        251         146          268          17
Other cash flows received
  on retained interests      1,120         235        1,044          86
Purchases of delinquent
  or foreclosed assets        (299)          -         (131)          -
Pool buyback cash flows       (289)        (55)        (714)          -
Servicing advances            (117)          -       (2,470)       (122)
Repayments of servicing
  advances                     117           -        2,352         116
Proceeds from collections
  reinvested in revolving
  securitizations              482     104,485            -           -

                                              2001
                         --------------------------------------------------
                            Retail                      Mortgage loans
Year ended December 31,     finance     Wholesale  ------------------------
(in millions)            receivables     loans     Residential  Commercial
-------------            -----------     -----     -----------  ----------
Pre-tax gains on
  securitizations              210         $ -          966          24
Cash flow information:
Proceeds from new
  securitizations            7,331       7,055       35,137       2,934
Servicing fees received        168         124          256          16
Other cash flows received
  on retained interests      1,160         400          844          60
Purchases of delinquent
  or forecloed assets         (240)          -          (34)          -
Pool buyback cash flows       (270)          -         (390)          -
Servicing advances             (88)          -       (1,861)        (95)
Repayments of servicing
  advances                      66           -        1,817          71
Proceeds from collections
  reinvested in revolving
  securitizations                -      81,563          364           -

                                              2000
                         --------------------------------------------------
                            Retail                      Mortgage loans
Year ended December 31,     finance     Wholesale  ------------------------
(in millions)            receivables     loans     Residential  Commercial
-------------            -----------     -----     -----------  ----------
Pre-tax gains on
  securitizations               14         $ -          682          33
Cash flow information:
Proceeds from ne
  securitizations            4,559       4,199       24,959       2,310
Servicing fees received        105          85          212          13
Other cash flows received
  on retained interest       1,550         631          483          44
Purchases of delinquent
  or foreclosed assets        (182)          -         (282)          -
Pool buyback cash flows       (348)          -            -           -
Servicing advances             (75)          -         (617)        (82)
Repayments of servicing
  advances                      66           -          586          74
Proceeds from collections
  reinvested in revolving
  securitizations                -      50,463            -           -

   Pre-tax gains recognized on commercial investment securities were $18 million, $17 million, and $7 million for the years ended December 31, 2002, 2001, and 2000, respectively. Cash proceeds from new securitizations of commercial investment securities were $439 million, $643 million, and $382 million for the years ended December 31, 2002, 2001, and 2000, respectively. In addition, cash flows received on retained interests of commercial investment securities aggregated $37 million, $16 million, and $2 million for the years ended December 31, 2002, 2001, and 2000, respectively.
   Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2002 and 2001, as of the dates of such sales, were as follows:


                                              2002
                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
Year ended December 31,     finance      -----------------------    investment
(in millions)            receivables(a)  Residential(b) Commercial  securities
-------------            -----------     -----------   -----------  ----------
Key assumptions
  (rates per annum):
Annual prepayment rate (c)  0.8-1.3%      6.9-54.7%    0.0-50.0%    0.0-90.0%
Weighted average life
  (in years)                1.5-2.6       1.3-4.5      1.0-7.8      2.7-16.4
Expected credit losses         (d)        0.0-24.8%    0.0-1.5%     0.0-0.9%
Discount rate              9.5-12.0%      6.5-13.5%    2.8-37.4%    3.4-23.9%
Variable returns to    1 month LIBOR +      Interest rate yield curve +
  transferees        contractual spread         contractual spread


                                              2001
                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
Year ended December 31,     finance      ------------------------   investment
(in millions)            receivables(a)  Residential(b) Commercial  securities
-------------            -----------     -----------    ----------  ----------
Key assumptions
  (rates per annum):
Annual prepayment rate (c)  0.8-1.3%      9.8-38.0%    0.0-50.0%    0.0-25.0%
Weighted average life
  (in years)                1.5-1.8       1.7-6.4      1.2-9.3      3.5-14.9
Expected credit losses         (d)        0.0-22.9%    0.0-1.9%     0.0-0.8%
Discount rate              9.5-12.0%      6.5-13.5%    6.9-54.7%    9.8-19.5%
Variable returns to     1 month LIBOR +       Interest rate yield curve +
  transferees        contractual spread          contractual spread

(a) The fair value of retained interests in wholesale securitizations approximates cost due to the short-term and floating rate nature of wholesale loans.
(b) Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c) Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial investment securities.
(d) A reserve totaling $127 million and $92 million at December 31, 2002 and 2001, respectively, has been established for expected credit losses on sold retail finance receivables.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Finance Receivables and Securitizations  (continued)

Securitizations of Finance Receivables and Mortgage Loans - (continued)

   The table below outlines the key economic assumptions and the sensitivity of the estimated fair value of retained interests at December 31, 2002 to immediate 10% and 20% adverse changes in those assumptions:

                              Retail
                              finance       Mortgage loans      Commercial
                            receivables  ---------------------- Investment
($ in millions)                 (a)      Residential Commercial Securities
----------------------------------------------------------------------------
Carrying value/fair value
of retained interests       $1,850 (b)     $1,661      $624        $336
----------------------------------------------------------------------------
Weighted average life (in
years)                        0.1-2.6      1.3-4.6    0.1-19.4    1.2-20.9
----------------------------------------------------------------------------
Annual prepayment rate        0.2-1.5%    6.6-80.7%   0.0-50.0%  0.0-90.0%
                               WAM          CPR         CPR        CPR
   Impact of 10% adverse
     change                   $ --         $(144)      $ --        $(1)
   Impact of 20% adverse
     change                     --          (267)        --         (2)
----------------------------------------------------------------------------
Loss assumption                 (b)      0.0-24.8%   0.0-4.1%   0.0-36.8%
   Impact of 10% adverse
     chnnge                   $(13)        $(205)       $(4)       $(5)
   Impact of 20% adverse
     change                    (26)         (399)        (8)        (9)
----------------------------------------------------------------------------
Discount rate                9.5-14.0%   6.5-13.5%   2.8-45.0%  3.6-28.5%
   Impact of 10% adverse
     change                   $(11)         $(39)      $(14)      $(21)
   Impact of 20% adverse
     change                    (21)          (78)       (27)       (41)
----------------------------------------------------------------------------
Market rate (d)              1.3-3.6%        (c)         (c)       (c)
   Impact of 10% adverse
     change                   $(13)        $(33)       $ --       $ --
   Impact of 20% adverse
     change                    (26)          (62)        --         --
----------------------------------------------------------------------------
(a) The fair value of retained interests in wholesale securitizations approximates cost due to the short-term and floating rate nature of wholesale receivables.
(b) The fair value of retained interests in retail securitizations is net of a reserve for expected credit losses totaling $127 million at December 31, 2002.
(c) Forward benchmark interest rate yield curve plus contractual spread. (d) Represents the rate of return paid to the investors.

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, the Corporation hedges interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein.
   Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on securitizations occurring in each year.

                                         Loans securitized in: (a)
                                    -------------------------------------
Years Ended December 31,               2002         2001       2000
-------------------------------------------------------------------------
Retail automotive                       0.4%        0.4%        1.0%
Residential mortgage                 0.0-24.8%   0.0-22.9%   0.0-21.7%
Commercial mortgage                   0.0-4.1%    0.0-2.3%    0.0-3.0%
Commercial investment
  securities                         0.0-36.8%   0.0-17.0%    0.0-0.8%

(a) Static pool losses not applicable to wholesale finance receivable securitizations due to their short-term nature.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Finance Receivables and Securitizations  (concluded)

Securitizations of Finance Receivables and Mortgage Loans - (concluded)

   The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses:

                               Total finance     Amount 60 days
                              receivables and          or           Net credit
                                   loans         more past due        losses
                              ----------------- ----------------- --------------
December 31, (in millions)     2002     2001     2002     2001    2002    2001
--------------------------------------------------------------------------------
Retail automotive             $92,890  $78,071   $637     $358     $844   $575
Residential mortgage          102,525   95,076  4,012    3,388      864    305
--------------------------------------------------------------------------------
  Total consumer              195,415  173,147  4,649    3,746    1,708    880
Wholesale                      38,877   31,807     88       64      (15)     6
Commercial mortgage            18,356   16,503    350      250        8      1
Other automotive and
commercial                     22,994   25,885    317      376      176    281
--------------------------------------------------------------------------------
  Total commercial             80,227   74,195    755      690      169    288
Total managed portfolio (a)   275,642  247,342 $5,404   $4,436   $1,877 $1,168
                                                --------------------------------
  Securitized finance        (123,337)(125,735)
receivable and loans
  Loans held for sale         (14,599) (10,229)
-----------------------------------------------
Total finance receivables
and loans                    $137,706 $111,378
-----------------------------------------------
(a) Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that the Corporation continues to service but with which it has no other continuing involvement.

NOTE 6.  Inventories

   Inventories included the following for ACO (dollars in millions):
                                                               December 31,
                                                           ---------------------
                                                               2002       2001
                                                               ----       ----
Productive material, work in process, and supplies           $4,915     $5,069
Finished product, service parts, etc.                         6,859      6,779
                                                              -----     ------
  Total inventories at FIFO                                  11,774     11,848
   Less LIFO allowance                                        1,807      1,814
                                                              -----     ------
     Total inventories (less allowances)                     $9,967    $10,034
                                                              =====     ======

   Inventories are stated generally at cost, which is not in excess of market. The cost of approximately 84% of U.S. inventories is determined by the last-in, first-out (LIFO) method. Generally, the cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Equipment on Operating Leases (concluded)

Automotive, Communications Services, and Other Operations

   Equipment on operating leases included in equipment on operating leases and other assets was as follows (dollars in millions):

                                                December 31,
                                            ---------------------
                                               2002      2001
                                               ----      ----
  Equipment on operating leases              $11,070    $9,864
  Less accumulated depreciation               (1,922)   (1,767)
                                              ------     -----
   Net book value                              9,148     8,097
                                               =====     =====

  Current                                     $5,305    $4,524
  Noncurrent (Note 11)                         3,843     3,573
                                               -----     -----
   Net book value                             $9,148    $8,097
                                               =====     =====

Financing and Insurance Operations

   Equipment on operating leases included in investment in leases and other receivables was as follows (dollars in millions):

                                                December 31,
                                            ---------------------
                                               2002      2001
                                               ----      ----
  Equipment on operating leases              $33,427   $36,534
  Less accumulated depreciation               (7,764)   (8,544)
                                             -------   -------
   Net book value                            $25,663   $27,990
                                              ======    ======

Total consolidated net book value            $34,811   $36,087
                                              ======    ======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2002, are as follows:
ACO - 2003-$568 million; 2004-$526 million; 2005 - $502 million; 2006 - $503 million; 2007-$409 million, and 2008 and beyond - $1.9 billion; FIO - 2003-$5.6 billion; 2004-$4.0 billion; 2005 - $2.1 billion; 2006 - $511 million; and 2007-$26 million. There are no leases maturing after 2007.

NOTE 8.  Income Taxes

   Income before income taxes and minority interests included the following (dollars in millions):

                                                     Years Ended December 31,
                                                   -----------------------------
                                                      2002      2001      2000
                                                      ----      ----      ----
U.S. income (loss)                                     $70   $(1,190)   $3,019
Foreign income                                       2,010     2,708     4,145
                                                     -----     -----     -----
  Total                                             $2,080    $1,518    $7,164
                                                     =====     =====     =====

   The provision for income taxes was estimated as follows (dollars in millions):
                                                     Years Ended December 31,
                                                   -----------------------------
                                                      2002      2001      2000
                                                      ----      ----      ----
Income taxes estimated to be payable currently
  U.S. federal                                         $48       $34       $45
  Foreign                                            1,472     1,347       971
  U.S. state and local                                 310        (9)       72
                                                    ------    -------   ------
   Total payable currently                           1,830     1,372     1,088
                                                     -----     -----     -----
Deferred income tax expense (credit) - net
  U.S. federal                                         (98)     (246)      742
  Foreign                                             (958)     (401)      281
  U.S. state and local                                (241)       43       282
                                                     -----      ----     -----
   Total deferred                                   (1,297)     (604)    1,305
                                                     -----       ---     -----

      Total income taxes                              $533      $768    $2,393
                                                       ===       ===     =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Income Taxes (continued)

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed permanently reinvested, of $11.9 billion at December 31, 2002, and $13.1 billion at December 31, 2001. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

                                                    Years Ended December 31,
                                                  ----------------------------
                                                     2002      2001      2000
                                                     ----      ----      ----
Tax at U.S. federal statutory income tax rate        $728      $485    $2,507
Foreign rates other than 35%                           27       134        78
Taxes on unremitted earnings of subsidiaries          (13)       29         -
Tax credits                                           (40)      (50)      (45)
Raytheon settlement (1)                                 -       180         -
ESOP dividend deduction (2)                           (85)        -         -
Other adjustments                                     (84)      (10)     (147)
                                                     -----     ----    ------

   Total income tax                                  $533      $768    $2,393
                                                      ===       ===     =====

(1) Non-tax deductible settlement with the Raytheon Company on a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense.
(2) Deduction for dividends paid on GM $1-2/3 par value held under the employee stock ownership portion of the GM Savings Plans, pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001.

   Deferred income tax assets and liabilities for 2002 and 2001 reflect the impact of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

                                                      December 31,
                                      ---------------------------------------
                                              2002                2001
                                      --------------------  ----------------
                                         Deferred Tax         Deferred Tax
                                         ------------         ------------
                                      Assets   Liabilities  Assets   Liabilities
                                      ------   -----------  -------  -----------
Postretirement benefits other than
  pensions                            $14,945        $ -   $15,057       $ -
Pension and other employee benefit
  plans                                 8,009        461       753        78
Warranties, dealer and customer
  allowances,claims, and discounts      6,047          -     4,376         -
Depreciation and amortization             380      4,110       412     3,671
Tax carryforwards                       4,630          -     3,993         -
Lease transactions                          -      4,732         -     4,426
Miscellaneous foreign                   6,175      2,007     4,465     1,463
Other                                   9,483      4,365     8,048     4,948
                                      -------    -------   -------   -------
  Subtotal                             49,669     15,675    37,104    14,586
Valuation allowances                   (1,309)         -     (969)         -
                                      -------    -------   -------    ------
  Total deferred taxes                $48,360    $15,675   $36,135   $14,586

Net deferred tax asset                $32,685              $21,549
                                       ======               ======

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Income Taxes (concluded)

   Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

                                                            2002        2001
                                                            ----        ----

   Current deferred tax assets                             $8,890      $5,945
   Current deferred tax liabilities                        (5,806)     (4,877)
   Non current deferred tax assets                         32,759      22,294
   Non current deferred tax liabilities                    (3,158)     (1,813)
                                                           ------      ------
     Total                                                $32,685     $21,549
                                                           ======      ======

   Of the tax carryforwards, approximately 16% relates to the alternative minimum tax credit (which can be carried forward indefinitely) and approximately 11% relates to the U.S. state net operating loss carryforwards, which will expire in the years 2003-2022 if not used. However, a substantial portion of the U.S. state net operating loss carryforwards will not expire until after the year 2006. The other tax credit carryforwards, consisting primarily of research and experimentation credits, will expire in the years 2019-2022 if not used. The valuation allowance principally relates to U.S. state and certain foreign operating loss carryforwards.

NOTE 9.  Property - Net

   Property - net was as follows (dollars in millions):

                                            Estimated
                                             Useful
                                          Lives (Years)      December 31,
                                          --------------    2002     2001
                                                            ----     ----
Automotive, Communications Services, and Other Operations
---------------------------------------------------------
  Land                                          -          $963      $899
  Buildings and land improvements             2-40       14,259    13,294
  Machinery and equipment                     3-30       44,468    41,091
  Construction in progress                      -         3,134     4,464
                                                        --------  -------
   Real estate, plants, and equipment                    62,824    59,748
   Less accumulated depreciation                        (35,907)  (33,404)
                                                         ------    ------
     Real estate, plants, and equipment - net            26,917    26,344
     Special tools - net                                  9,235     8,564
                                                        -------   -------
      Total property - net                              $36,152   $34,908
                                                         ------    ------

Financing and Insurance Operations
----------------------------------
  Equipment and other                         2-10       $2,329    $2,150
   Less accumulated depreciation                           (508)     (618)
                                                         ------    ------
      Total property - net                               $1,821    $1,532
                                                          -----     -----

Total consolidated property - net                       $37,973   $36,440
                                                         ======    ======

   Depreciation and amortization expense was as follows (dollars in millions):

                                                   Years Ended December 31,
                                                  ----------------------------
Automotive, Communications Services, and Other      2002     2001     2000
Operations                                          ----     ----     ----
----------------------------------------------
   Depreciation (Note 7)                           $4,701   $4,383   $4,368
   Amortization of special tools                    2,647    2,360    2,753
   Amortization of intangible assets (Note 10)         49      308      308
                                                    -----    -----    -----
     Total                                         $7,397   $7,051   $7,429
                                                    =====    =====    =====

Financing and Insurance Operations
----------------------------------
   Depreciation (Note 7)                           $5,522   $5,684   $5,842
   Amortization of intangible assets (Note 10)         19      173      140
                                                    -----    -----    -----
     Total                                         $5,541   $5,857   $5,982
                                                    =====    =====    =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 10. Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of December 31, 2002, were as follows (dollars in millions):
                                               Gross     Accumulated     Net
                                              Carrying   Amortization Carrying
                                               Amount                  Amount
                                            ------------------------------------
Automotive, Communications Services, and
Other Operations
-----------------------------------------

Amortizing intangible assets:
   Patents and intellectual property rights      $305          $1        $304
   Dealer network and subscriber base             356         165         191
                                                -----       -----        ----
      Total                                      $661        $166         495
                                                  ===         ===

Non-amortizing intangible assets:
   License fees - orbital slots                                           432
                                                                          ---

      Total acquired intangible assets                                    927
                                                                          ---

   Goodwill                                                             6,992
   Prepaid pension asset (Note 14)                                      6,692
                                                                       ------
      Total intangible assets                                         $14,611
                                                                       ======

                                            ------------------------------------
Financing and Insurance Operations
----------------------------------

Amortizing intangible assets:
   Customer lists and contracts                   $67         $24         $43
   Trademarks and other                            39          12          27
   Covenants not to compete                        18          18           -
                                                  ---         ---        ----
      Total                                      $124         $54          70
                                                  ===          ==
      Total acquired intangible assets                                     70

Non-amortizing intangible assets:

   Goodwill                                                             3,273
                                                                        -----
      Total intangible assets                                           3,343
                                                                        =====
Total consolidated intangible assets                                  $17,954
                                                                       ======

   Aggregate amortization expense on existing acquired intangible assets was $54 million for the year ended December 31, 2002. Estimated amortization expense in each of the next five years is as follows: 2003 - $121 million; 2004 - $78 million; 2005 - $56 million; 2006 - $56 million; and 2007 - $56 million.
   The changes in the carrying amounts of goodwill for the year ended December 31, 2002, were as follows (dollars in millions):

                                                                 Total
                             GMNA   GME   Other(1)   Hughes(1)    ACO    GMAC  Total GM
                             ----   ---   --------   ---------    ---    ----  --------

Balance as of
  December 31, 2001           $29  $283     $57      $6,440     $6,809 $3,144   $9,953
Goodwill acquired during
  the period                  118     -       -           -        118     96      214
Goodwill written off
  related to sale
  of business units            (8)    -       -           -         (8)    (9)     (17)
Effect of foreign currency
  translation                   -    55       -           -         55     42       97
Other                           -     -       -          18         18      -       18
                              ---   ---      --       -----      -----  -----   ------
Balance as of
  December 31, 2002          $139  $338     $57      $6,458     $6,992 $3,273  $10,265
                              ===   ===      ==       =====      =====  =====   ======

(1) The amount recorded for Hughes excludes GM's purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company. The carrying value of $57 million in goodwill associated with the purchase is reported in the Other segment. In the fourth quarter of 2002, Hughes, in its stand alone financial statements, wrote off $739 million for goodwill impairments at DIRECTV Latin America and DIRECTV Broadband; however, in accordance with SFAS No. 142, GM evaluated the carrying value of goodwill associated with its Hughes' Direct-to-Home Broadcast reporting unit in the aggregate and determined that the goodwill was not impaired.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11.  Other Assets

Automotive, Communications Services, and Other Operations

   Other assets included the following (dollars in millions):
                                                       December 31,
                                                   --------------------
                                                     2002      2001
                                                     ----      ----

Equipment on operating leases - noncurrent
  (Note 7)                                          $3,843    $3,573
Satellites                                           1,080     1,243
Investments in equity securities                       582     3,408
U.S. prepaid pension benefit cost (Note 14)              1     7,006
Other                                                1,817     2,044
                                                     -----   -------
  Total other assets                                $7,323   $17,274
                                                    ======    ======

   Investments in equity securities at December 31, 2002 and 2001, include GM's 20% investment in the common stock of FAH, the entity which is the sole shareholder of Fiat Auto S.p.A. (Fiat Auto), acquired for $2.4 billion in 2000. Subsequent to that acquisition, the European market for new vehicles experienced a continued decrease in volumes, and manufacturers have experienced increased pricing and general competitive pressures. Those market conditions and other factors led to deterioration in the performance of Fiat Auto. Accordingly, GM commenced a review of the appropriate carrying value of GM's investment in FAH. The review was completed during the third quarter of 2002 and resulted in a non-cash charge of $2.2 billion ($1.4 billion after-tax), recorded in cost of sales and other expenses in the ACO Other segment. This write-down brings the carrying value of GM's investment in FAH from $2.4 billion to $220 million. The carrying value is based on GM's 20% interest in the estimated market value of FAH equity, which comprises FAH's ownership of Fiat Auto, including 50% ownership interests in the purchasing and powertrain joint ventures between GM and Fiat Auto.
   In connection with the acquisition of 20% of the common stock of FAH, GM did not acquire the ability or right to appoint any directors to the board of Fiat Auto, its controlling stockholder, Fiat S.p.A.(Fiat), or any of the companies in the Fiat group. In fact, no officer, director, or employee of GM or any controlled affiliate of GM serves as a director, officer, or employee of Fiat Auto, Fiat, or any of the companies in the Fiat group. Accordingly, because GM is not able to exercise significant influence over the operating and financial decisions of Fiat Auto, this investment is accounted for using the cost method. (See Note 15 for further discussion of GM's investment alliance with Fiat).
   The balance in Investments in equity securities at December 31, 2002 and 2001, also includes the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM's intent to hold these securities for longer than one year. Balances include historical costs of $309 million and $704 million with unrealized gains of $76 million and $311 million and unrealized losses of $24 million and $38 million at December 31, 2002 and 2001, respectively.

Financing and Insurance Operations

   Other assets included the following (dollars in millions):
                                                                December 31,
                                                             ------------------
                                                              2002        2001
                                                              ----        ----
Mortgage servicing rights                                    $2,683      $4,840
Real estate mortgages - held for sale                        14,563      10,187
Other mortgage - related assets                               2,555       1,791
Premiums and other insurance receivables                      1,742       1,501
Deferred policy acquisition costs                               584         165
Rental car buybacks                                             377         235
Intangible assets (Note 10)                                   3,343       3,206
Property (Note 9)                                             1,821       1,532
Cash deposits held for securitization trusts                  1,481       1,281
Restricted cash collections for securitization trusts         1,244         447
Other                                                         3,656       3,022
                                                             ------     -------
  Total other assets                                        $34,049     $28,207
                                                             ======      ======

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11.  Other Assets (concluded)

Reclassification for Consolidated Balance Sheet Presentation

                                                                 December 31,
                                                           ---------------------
                                                               2002       2001
                                                               ----       ----
ACO - other assets, as detailed above                        $7,323     $17,274
FIO - other assets, as detailed above                        34,049      28,207
                                                             ------      ------
  Subtotal                                                   41,372      45,481
                                                             ------      ------
Equipment on operating leases - noncurrent (Note 7)          (3,843)     (3,573)
Prepaid assets and other                                      2,383       1,932
Intangible assets (Note 10)                                  (3,343)     (3,206)
Property (Note 9)                                            (1,821)     (1,532)
                                                             ------      ------
  Total consolidated other assets                           $34,748     $39,102
                                                             ======      ======

NOTE 12.  Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

   Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):
                                                               December 31,
                                                           ---------------------
                                                             2002        2001
                                                             ----        ----
Dealer and customer allowances, claims, and discounts      $10,388      $8,080
Deferred revenue, principally sales of vehicles to
  rental companies                                          10,496       8,331
Policy, product warranty, and recall campaigns               8,856       8,177
Payrolls and employee benefits (excludes postemployment)     4,331       3,419
Unpaid losses under self-insurance programs                  1,996       2,016
Taxes                                                        1,985       1,052
Interest                                                       725         904
Postemployment benefits (including extended
  disability benefits)                                       1,251       2,218
Other                                                        9,425       8,090
                                                             -----     -------
  Total accrued expenses and other liabilities             $49,453     $42,287

Pensions                                                        53          49
Postretirement benefits                                      3,146       3,128
Deferred income taxes                                        5,113       2,420
                                                            ------      ------

  Total accrued expenses, other liabilities,
    and deferred income taxes                              $57,765     $47,884
                                                            ======      ======

  Current                                                  $40,976     $34,090
  Non-current                                               16,789      13,794
                                                            ------      ------
  Total accrued expenses, other liabilities,
    and deferred income taxes                              $57,765     $47,884
                                                            ======      ======

                                                               Year Ended
Policy, product warranty and recall campaigns liability     December 31, 2002
-------------------------------------------------------     -----------------
Beginning balance                                                $8,177
Payments                                                         (4,106)
Increase in liability (warranties issued during period)           4,335
Adjustments to liability (pre-existing warranties)                  450
                                                                 ------
Ending balance                                                   $8,856
                                                                  =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 12. Accrued Expenses, Other Liabilities, and Deferred Income Taxes (concluded)

Financing and Insurance Operations
----------------------------------

   Other liabilities and deferred income taxes included the following (dollars in millions):
                                                               December 31,
                                                          ---------------------
                                                             2002        2001
                                                             ----        ----
Unpaid insurance losses, loss adjustment expenses, and
  unearned insurance premiums                               $5,637      $4,375
Income taxes                                                 1,659         483
Interest                                                     2,741       2,428
Interest rate derivatives                                      843       2,942

Payable to securitization trusts                             1,082         485
Other                                                        2,414         526
                                                           -------       -----
  Total other liabilities                                  $14,376     $11,239

Postretirement benefits                                        766         750
Deferred income taxes                                        3,851       4,270
                                                           -------     -------
  Total other liabilities and deferred income taxes        $18,993     $16,259
                                                            ======      ======

  Total consolidated accrued expenses and other
    liabilities                                            $63,829     $53,526
                                                            ======      ======
  Total deferred income tax liability (Note 8)              $8,964      $6,690
                                                             =====       =====

NOTE 13.  Long-Term Debt and Loans Payable

Automotive, Communications Services, and Other Operations
---------------------------------------------------------

  Long-term debt and loans payable were as follows (dollars in millions):

                                             Weighted-Average
                                              Interest Rate      December 31,
                                              -------------      ------------
                                              2002      2001     2002     2001
                                              ----      ----     ----     ----
Long-term debt and loans payable
  Payable within one year
   Current portion of long-term debt (1)        2.7%     2.5%    $624      $64
   Commercial paper (1)                         -        2.7%       -      129
   All other                                    5.7%     3.8%     892    2,209
                                                               ------   ------
     Total loans payable                                        1,516    2,402
  Payable beyond one year (1)                   6.0%     6.6%  16,625   10,720
  Unamortized discount                                            (22)     (27)
  Mark to market adjustment (2)                                    48       33
                                                               ------   ------
      Total long-term debt and loans payable                  $18,167  $13,128
                                                               ======   ======

(1) The weighted-average interest rates include the impact of interest rate swap agreements.
(2) Effective January 1, 2001, the Corporation began recording its hedged debt at fair market value on the balance sheet due to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

   Long-term debt payable beyond one year at December 31, 2002 included maturities as follows: 2004 - $140 million; 2005 - $1.6 billion; 2006 - $462 million; 2007 - $130 million; 2008 and after - $14.3 billion.
   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2002 included $1.7 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($815 million), the Japanese yen ($676 million), and the Brazilian real ($108 million).
   At December 31, 2002 and 2001, long-term debt and loans payable for ACO included $15.6 billion and $10.9 billion, respectively, of obligations with fixed interest rates and $2.6 billion and $2.2 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13.  Long-Term Debt and Loans Payable (continued)

   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap and cap agreements. The notional amounts of such agreements as of December 31, 2002 for ACO were approximately $1.7 billion relating to swap agreements ($988 million pay fixed and $745 million pay variable). No such cap agreements existed at December 31, 2002. The notional amounts of such agreements as of December 31, 2001 for ACO were approximately $1.7 billion relating to swap agreements ($239 million pay fixed and $1.5 billion pay variable) and $90 million relating to cap agreements.
   GM's ACO business maintains substantial lines of credit with various banks that totaled $11.5 billion at December 31, 2002, of which $2.6 billion represented short-term credit facilities and $8.9 billion represented long-term credit facilities. At December 31, 2001, bank lines of credit totaled $11.0 billion, of which $2.3 billion represented short-term credit facilities and $8.7 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $1.8 billion and $6.6 billion at December 31, 2002, compared with $1.8 billion and $6.7 billion at December 31, 2001. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2002.

Financing and Insurance Operations
----------------------------------

  Debt was as follows (dollars in millions):

                                             Weighted-Average
                                              Interest Rate       December 31,
                                              -------------       ------------
                                              2002      2001     2002      2001
                                              ----      ----     ----      ----
Debt
  Payable within one year
   Current portion of long-term debt (1)       3.5%     4.3%  $27,344   $22,014
   Commercial paper (1)                        2.7%     2.7%   13,425    16,620
   All other                                   3.0%     3.1%   25,383    20,640
                                                               ------    ------
     Total loans payable                                       66,152    59,274
  Payable beyond one year (1)                  5.2%     5.5%  115,218    93,717
  Unamortized discount                                           (717)     (693)
  Mark to market adjustment (2)                                 3,120
                                                              -------
                                                                            888
      Total debt                                             $183,773  $153,186
                                                              =======   =======

Total consolidated notes and loans payable                   $201,940  $166,314
                                                              =======   =======

(1)The weighted-average interest rates include the impact of interest rate swap agreements.
(2)Effective January 1, 2001, the Corporation began recording its hedged debt at fair market value on the balance sheet due to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

   Debt payable beyond one year at December 31, 2002 included maturities as follows: 2004 - $26.3 billion; 2005 - $16.5 billion; 2006 - $17.9 billion; 2007
- $8.4 billion; 2008 and after - $46.1 billion.
   Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2002 included $12.9 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($6.0 billion), the euro ($3.3 billion), the U.K. pound sterling ($1.7 billion), and the Australian dollar ($926 million).
   At December 31, 2002 and 2001, debt for FIO included $68.9 billion and $65.7 billion, respectively, of obligations with fixed interest rates and $112.4 billion and $87.3 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap, cap, and floor agreements. The notional amounts of such agreements as of December 31, 2002 for FIO were approximately $56.4 billion relating to swap agreements ($53.7 billion pay variable and $2.7 billion pay fixed). No such cap and floor agreements existed at December 31, 2002. The notional amounts of such agreements as of December 31, 2001 for FIO were approximately $46.2 billion relating to swap agreements ($41.3 billion pay variable and $4.9 billion pay fixed), $23 million relating to cap agreements, and $73 million relating to floor agreements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13.  Long-Term Debt and Loans Payable (concluded)

   GM's FIO business maintains substantial lines of credit with various banks that totaled $53.0 billion at December 31, 2002, of which $17.8 billion represented short-term credit facilities and $35.2 billion represented long-term credit facilities. At December 31, 2001, bank lines of credit totaled $49.8 billion, of which $19.0 billion represented short-term credit facilities and $30.8 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $7.4 billion and $34.7 billion at December 31, 2002 compared with $8.2 billion and $30.7 billion at December 31, 2001. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2002.

NOTE 14.  Pensions and Other Postretirement Benefits

   GM has a number of defined benefit pension plans covering substantially all employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and compensation history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   Pension plan assets are primarily invested in equity and fixed income securities, U.S. Government obligations, commingled pension trust funds, insurance contracts, GM $1-2/3 par value common stock (valued at December 31, 2002 at approximately $30 million), and GM Class H common stock (valued at December 31, 2002 at $1.6 billion).
   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made pension contributions to the U.S. hourly and salary plans of $4.8 billion in 2002, no pension contributions in 2001, and contributions of $5.0 billion in 2000 (consisting entirely of GM Class H common stock contributed during the second quarter of 2000). In addition, GM made pension contributions to all other U.S. plans of $106 million, $99 million, and $69 million in 2002, 2001, and 2000, respectively.
   Additionally, GM maintains hourly and salary benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Postretirement plan assets in GM's hourly VEBA trust are invested primarily in equity securities, fixed income securities, and GM Class H common stock (valued at December 31, 2002 at approximately $200 million).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14.  Pensions and Other Postretirement Benefits (continued)

   Certain of the Corporation's non-U.S. subsidiaries have postretirement plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM.



                                   U.S. Plans      Non-U.S. Plans
                                Pension Benefits  Pension Benefits   Other Benefits
                                ---------------------------------------------------
                                 2002    2001    2002    2001       2002     2001
                                 ----    ----    ----    ----       ----     ----
Change in benefit obligations                (dollars in millions)
Benefit obligation at
  beginning of year           $76,383  $76,131  $9,950   $9,911   $52,489   $49,889
Service cost                      885      901     194      176       506       480
Interest cost                   5,307    5,294     700      638     3,689     3,733
Plan participants'
  contributions                    25       25      25       24        55        50
Amendments                         83       33      31        2         -         -
Actuarial losses                3,678      152   1,040      346     3,802     1,582
Benefits paid                  (6,463)  (6,321)   (641)    (549)   (3,392)   (3,173)
Curtailments, settlements,
  and other                       216      168     830     (598)       80       (72)
                               ------   ------   -----   ------     -----    ------
  Benefit obligation at end
    of year                    80,114   76,383  12,129    9,950    57,229    52,489
                               ------   ------  ------    -----    ------    ------
Change in plan assets
Fair value of plan assets at
  beginning  of year           67,322   77,866   6,340    7,397     4,944     6,724
Actual return on plan assets   (4,933)  (4,444)   (329)    (391)     (150)     (479)
Employer contributions          4,906       99     258      224     1,000         -
Plan participants'
  contributions                    25       25      25       24         -         -
Benefits paid                  (6,463)  (6,321)   (641)    (549)        -    (1,300)
Curtailments, settlements,
  and other                         3       97     290     (365)        -         -
                               ------   ------  ------    -----    ------    ------
   Fair value of plan assets
    at end                     60,860   67,322   5,943    6,340     5,794     4,945
                               ------   ------  ------    -----    ------    ------
Funded status                 (19,254)  (9,061) (6,186)  (3,610)  (51,435)  (47,544)
Unrecognized actuarial loss    36,212   21,207   3,802    1,808    13,540     8,902
Unrecognized prior service
  cost                          6,002    7,174     691      740      (292)      249
Unrecognized transition             -        -      46       54         -         -
  obligation                   ------   ------  ------    -----    ------  --------
   Net amount recognized      $22,960  $19,320 $(1,647) $(1,008) $(38,187) $(38,393)
                               ======   ======  ======    =====   ======== ========
Amounts recognized in the
  consolidated balance
  sheets consist of:
     Prepaid benefit cost          $1   $7,006    $218     $521     $  -       $  -
     Accrued benefit
       liability              (17,237)  (7,617) (5,525)  (3,222)  (38,187)  (38,393)
     Intangible asset           6,002    5,625     690      606         -         -
     Accumulated other
       comprehensive income    34,194   14,306   2,970    1,087         -         -
                               ------   ------  ------    -----    ------    ------
     Net amount recognized    $22,960  $19,320 $(1,647) $(1,008) $(38,187) $(38,393)
                                =====   ======   =====    =====    ======    ======

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $92 billion, $89 billion, and $66 billion, respectively, as of December 31, 2002, and $59 billion, $59 billion, and $48 billion, respectively, as of December 31, 2001,

               GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 14.  Pensions and Other Postretirement Benefits (continued)

                                 U.S. Plans        Non-U.S. Plans
                              Pension Benefits     Pension Benefits      Other Benefits
                           ----------------------------------------------------------------
                            2002   2001    2000   2002   2001    2000  2002    2001   2000
                            ----   ----    ----   ----   ----    ----  ----    ----   ----
Components of expense                           (dollars in millions)
Service cost                 $885   $901   $900   $194   $176    $177   $506    $480   $448
Interest cost               5,307  5,294  5,425    700    638     630  3,688   3,733  3,346
Expected return on plan
  assets                   (7,133)(7,521)(7,666)  (580)  (605)   (578)  (390)   (542)  (650)
Amortization of prior
  service cost              1,255  1,325  1,416     93     93      97    (14)    (45)   (42)
Amortization of
  transition
  obligation/(asset)            -      -    (48)    25      3     (17)     -       -      -
Recognized net actuarial
  loss/(gain)                 733     82      8     62     (1)      2    320      96     70
Curtailments,
  settlements, and other      213     65    235     51    100      24      -       -      -
                            -----    ---    ---    ---    ---     ---  -----   -----  -----
Net expense                $1,260   $146   $270   $545   $404    $335 $4,110  $3,722 $3,172
                            =====    ===    ===    ===    ===     ===  =====   =====  =====
Weighted-average
assumptions
Discount rate                6.75%  7.25%  7.25%  6.23%  6.81%   7.06%  6.76%   7.25%  7.74%
Expected return on plan
  assets                     10.0%  10.0%  10.0%   8.8%   8.9%    9.0%   7.9%    7.9%   8.1%
Rate of compensation
  increase                    5.0%   5.0%   5.0%   3.4%   3.8%    4.0%   4.3%    4.7%   4.3%


   For measurement purposes, an approximate 7.2% annual rate of increase in the per capita cost of covered health-care benefits was assumed for 2003. The rate was assumed to decrease on a linear basis to 5.0% through 2009 and remain at that level thereafter.
   A one percentage point increase in the assumed health-care trend rate would have increased the Accumulated Postretirement Benefit Obligation (APBO) by $6.3 billion at December 31, 2002 and increased the aggregate service and interest cost components of non-pension postretirement benefit expense for 2002 by $523 million. A one percentage point decrease would have decreased the APBO by $5.3 billion and decreased the aggregate service and interest cost components of non-pension postretirement benefit expense for 2002, by $416 million.
   GM sets the discount rate assumption annually for each of its retirement-related benefit plans at their respective measurement dates to reflect the yield of high quality fixed-income debt instruments.
   GM's expected return on assets assumption is derived from a detailed periodic study conducted by GM's actuaries and GM's asset management group. The study includes a review of anticipated future long-term performance of individual asset classes and consideration of the appropriate asset allocation strategy given the anticipated requirements of the respective plans to determine the average rate of earnings expected on the funds invested to provide for the pension plan benefits. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate. Based on its recent study, GM is revising its expected long-term return assumption for its U.S. plans effective January 1, 2003 to 9%, a reduction from its previous level of 10%.
   The following table illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2002 the Projected Benefit Obligation (PBO) for U.S. pension plans was $80.1 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $21.2 billion net of tax):

                           Impact on 2003     Impact on        Impact on
                          Pre-Tax Pension    December 31,     December 31,
Change in Assumption          Expense            2002         2002 Equity
                                                 PBO          (Net of tax)
-----------------------------------------------------------------------------

25 basis point
decrease in discount       +$120 million    +$1.9 billion    -$1.1 billion
rate

25 basis point
increase in discount       -$120 million    -$1.8 billion    +$1.1 billion
rate

25 basis point
decrease in expected       +$170 million          -                -
return on assets

25 basis point
increase in expected       -$170 million          -                -
return on assets

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14.  Pensions and Other Postretirement Benefits (concluded)

These changes in assumptions would have no impact on GM's funding requirements.

The following table illustrates the sensitivity to a change in the discount rate assumption related to GM's U.S. OPEB plans (the U.S. APBO was a significant portion of GM's worldwide APBO of $57.2 billion as of December 31, 2002):

                           Impact on 2003        Impact on
                            Pre-Tax OPEB     December 31, 2002
Change in Assumption          Expense               APBO
------------------------------------------------------------------

25 basis point
decrease in discount       +$150 million       +$1.6 billion
rate

25 basis point
increase in discount       -$140 million       -$1.5 billion
rate

NOTE 15.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property: 2003-$822 million; 2004-$685 million; 2005-$533 million; 2006-$526 million; 2007-$405 million; and $1.4 billion in 2008 and thereafter. Certain of these minimum commitments fund the obligations of non-consolidated SPEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $985 million, $849 million, and $861 million in 2002, 2001, and 2000, respectively.
   GM sponsors a credit card program, entitled the GM Card program, that offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders (net of deferred program income) was $4.0 billion, $3.9 billion, and $3.8 billion at December 31, 2002, 2001, and 2000, respectively.
   At December 31, 2002, GM had unconditionally guaranteed approximately $45 million of the debt of unaffiliated suppliers. The debt is fully collateralized with supplier company assets and accordingly no liability has been recorded. In addition, GM has entered into agreements with certain suppliers that may require GM to make payments based on changes in the suppliers' costs. GM's maximum exposure under such agreements is approximately $38 million. No liabilities are recorded with respect to such agreements.
   GM has guaranteed a minimum value of $1.6 billion upon expiration of various leases or approximately 87% of appraised fair value at such time. These leases have terms of up to six years and many contain renewal options. At expiration, the fair values of all such properties are expected to fully mitigate GM's obligations under these guarantees. No liabilities are recorded with respect to these guarantees.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At December 31, 2002 approximately $50 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $2.7 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 15.  Commitments and Contingent Matters (continued)

Contingent Matters (concluded)
   In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company ("Boeing"), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes' consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of December 31, 2002, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. It is possible that the final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes' consolidated results of operations and financial position.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2002. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Investment in Fiat Auto Holdings
   On March 13, 2000, GM entered into a contract (the "Master Agreement") with Fiat under which GM acquired 20% of FAH. A copy of the Master Agreement has been made public in filings with the United States Securities and Exchange Commission
(SEC). Fiat continues to hold the other 80% of FAH through various subsidiaries. FAH is the sole stockholder of Fiat Auto, which owns and operates the global automotive group of Fiat (other than the Ferrari, Maserati and Iveco businesses, which are held separately by Fiat). Additionally, GM and Fiat Auto have formed joint ventures relating to powertrain and purchasing and initiated other collaborative activities.
   The Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat has the right to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at fair market value. Whether and when Fiat may seek to exercise the Put is unknown. It is uncertain as to whether the Put would ever be exercised due to the possibilities that it could be affected by subsequent agreements of the companies, it could become non-exercisable under other provisions of the Master Agreement, it could be rendered unenforceable by reason of actions Fiat may have taken, or Fiat may choose to not exercise the Put.
   If and when the Put is implemented, the fair market value of FAH shares would be determined by investment banks under procedures set forth in the Master Agreement. Until any such valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares is not quantifiable.
   If GM were to acquire Fiat's FAH shares and thus become the sole owner of Fiat Auto, GM would decide what, if any, additional capitalization would then be appropriate for Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions to provide any funding.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM. While GM and Fiat have discussed potential alternatives to the Master Agreement, no changes to it have been agreed upon.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  Preferred Securities of Subsidiary Trust

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

NOTE 17.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 2000 to December 31, 2002 (dollars in millions):
                                        Common Stocks
                                      ------------------
                                       $1-2/3               Total
                                        par                Capital
                                       value     Class H    Stock
                                       -----     -------   -----
Balance at January 1, 2000             $1,033      $14     $1,047
   Shares reacquired                     (184)       -       (184)
   Shares issued                           65       74        139
                                        -----       --     ------

Balance at December 31, 2000              914       88      1,002
   Shares reacquired                        -        -          -
   Shares issued                           18        -         18
                                         ----     ----     ------

Balance at December 31, 2001              932       88      1,020
   Shares reacquired                        -        -          -
   Shares issued                            4        8         12
                                        -----      ---     ------

Balance at December 31, 2002             $936      $96     $1,032
                                          ===       ==      =====

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity (continued)

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

Common Stocks
   During the second quarter of 2000, GM completed an exchange offer in which GM repurchased 86 million shares of GM $1-2/3 par value common stock and issued 92 million shares of GM Class H common stock. In addition, on June 12, 2000, GM contributed approximately 54 million shares and approximately 7 million shares of GM Class H common stock to the U.S. Hourly-Rate Employees Pension Plan and VEBA trust, respectively. The total value of the contributions was approximately $5.6 billion. As a result of the exchange offer and employee benefit plan contributions, the economic interest in Hughes attributable to GM $1-2/3 par value common stock decreased from approximately 62% to approximately 30% and the economic interest in Hughes attributable to GM Class H common stock increased from approximately 38% to 70% on a fully diluted basis.
   On June 6, 2000, the GM Board declared a three-for-one stock split of the GM Class H common stock. The stock split was in the form of a 200% stock dividend, paid on June 30, 2000 to GM Class H common stockholders of record on June 13, 2000. All GM Class H common stock per share amounts and numbers of shares for all periods presented have been adjusted to reflect the stock split. Furthermore, as a result of this stock split, the voting and liquidation rights of the GM Class H common stock were reduced from 0.6 votes per share and 0.6 liquidation units per share, to 0.2 votes per share and 0.2 liquidation units per share in order to avoid dilution in the aggregate voting or liquidation rights of any class. The voting and liquidation rights of the GM $1-2/3 par value common stock were not changed. The voting and liquidation rights of GM $1-2/3 par value common stock are one vote per share and one liquidation unit per share.
   On July 24, 2000, Fiat purchased for $2.4 billion approximately 32 million shares of GM $1-2/3 par value common stock, or approximately 5.4% of GM's $1-2/3 par value common stock outstanding as of that date. Fiat sold its entire stake in GM for $1.2 billion in December 2002. (See Notes 11 and 15).
   The liquidation rights of the GM $1-2/3 par value and GM Class H common stocks are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise, or if shares of one class of common stock are issued as a dividend to holders of another class of common stock. Holders of GM Class H common stock have no direct rights in the equity or assets of Hughes, but rather have rights in the equity and assets of GM (which includes 100% of the stock of Hughes).
   The outstanding shares of GM Class H common stock may be recapitalized as shares of GM $1-2/3 par value common stock at any time after December 31, 2002, at the sole discretion of the GM Board, or automatically, if at any time the Corporation should sell, liquidate, or otherwise dispose of 80% or more of the business of Hughes, based on the fair market value of the assets, both tangible and intangible, of Hughes as of the date that such proposed transaction is approved by the GM Board. In the event of any recapitalization, all outstanding shares of GM Class H common stock will automatically be converted into GM's $1-2/3 par value common stock at an exchange rate that would provide GM Class H common stockholders with that number of shares of GM $1-2/3 par value common stock that would have a value equal to 120% of the value of their GM Class H common stock, on such date. A recapitalization of the type described in the prior sentence would occur if any of the triggering events took place unless the holders of GM common stock (including the holders of GM $1-2/3 par value common stock and holders of the GM Class H common stock voting separately as individual classes) vote to approve an alternative proposal from the GM Board.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Stockholders' Equity (concluded)

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):



                                             Years Ended December 31,
                         --------------------------------------------------------------------------
                                    2002                      2001                      2000
                         ---------------------------------------------------------------------------
                         Pre-tax  Tax Exp.    Net   Pre-tax  Tax Exp.   Net   Pre-tax  Tax Exp.  Net
                         Amount   (Credit)  Amount   Amount  (Credit)  Amount  Amount  (Credit)  Amount
                         ------   --------  ------   ------  --------  ------  ------  --------  ------
Foreign currency
  translation
  adjustments              $117     $(18)    $135    $(565)   $(148)   $(417)  $(741)   $(272)   $(469)
Unrealized (loss) gain
on securities:
  Unrealized holding
   (loss) gain             (664)    (232)    (432)     (41)     (26)     (15)   (481)    (179)    (302)
   Reclassification
    adjustment              448      156      292      (81)     (27)     (54)   (175)     (62)    (113)
                            ---      ---      ---     ----       --       --     ---     ----     ----
    Net unrealized
     (loss) gain           (216)     (76)    (140)    (122)     (53)     (69)   (656)    (241)    (415)
                            ---       --      ---      ---       --       --     ---      ---      ---
Minimum pension
  liability adjustment  (21,771)  (8,137) (13,634) (15,320)  (5,784)  (9,536)    118       42       76
Net unrealized gain
  (loss) on  derivatives    151       49      102     (387)     (80)    (307)      -        -        -
                         ------    -----   ------   ------    -----    -----   - ---      ---     ----
Other comprehensive
  (loss) income        $(21,719) $(8,182)$(13,537)$(16,394) $(6,065)$(10,329)$(1,279)   $(471)   $(808)
                         ======   ======   ======   ======    =====   ======   =====      ===      ===

NOTE 18.  Earnings Per Share Attributable to Common Stocks

   Earnings per share (EPS) attributable to each class of GM common stock was determined based on the attribution of earnings to each such class of common stock for the period divided by the weighted-average number of common shares for each such class outstanding during the period. Diluted EPS attributable to each class of GM common stock considers the effect of potential common shares, unless the inclusion of the potential common shares would have an antidilutive effect. All GM Class H common stock per share amounts and numbers of shares for 2000 have been adjusted to reflect the three-for-one stock split, in the form of a 200% stock dividend, paid on June 30, 2000.
   The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

                                                      Years Ended December 31,
                                                    ---------------------------
                                                      2002      2001      2000
                                                      ----      ----      ----
Earnings attributable to common stocks
  Earnings attributable to $1-2/3 par value          $1,885      $984    $3,957
  Earnings (losses) attributable to Class H           $(196)    $(482)     $385

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   In 2001 and prior years, losses attributable to GM Class H common stock represent the ASCNI of Hughes, excluding the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes). Beginning in 2002, losses attributable to GM Class H common stock were not adjusted for the effects of GM purchase accounting, mentioned above, because the related goodwill is no longer being amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."
   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (920 million, 876 million, and 681 million for 2002, 2001, and 2000, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.3 billion during 2002, 2001, and 2000.

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

                               $1-2/3 Par Value Common Stock     Class H Common Stock
                               ------------------------------------------------------
                                               Per Share                     Per Share
                               Income  Shares   Amount   ASCNI    Shares      Amount
                               ------  ------   ------   -----    ------      ------
Year ended December 31, 2002
Income (loss)                  $1,900                    $(164)
Less: Dividends on preference
  stock                            15                       32
                               ------                     ----
Basic EPS
  Income (loss) attributable
   to common stock             $1,885     560     $3.37  $(196)      920      $(0.21)
                                                   ====                         ====
Effect of Dilutive Securities
  Assumed exercise of
  dilutive stock options            -       2                -         -
                               ------   -----             ----      ----
Diluted EPS
  Adjusted income (loss)
   attributable
   to common stock             $1,885     562     $3.35   (196)      920      $(0.21)
                                =====     ===      ====    ===       ===        ====
   to common stocks

Year ended December 31, 2001
Income (loss)                  $1,018                    $(417)
Less: Dividends on preference
  stocks                           34                       65
                               ------                     ----
Basic EPS
  Income (loss)
   attributable to common
   stock                         $984     551     $1.78  $(482)      876      $(0.55)
                                                   ====                         ====
Effect of Dilutive Securities
  Assumed exercise of
  dilutive stock options            -       5                -         -
                                -----   -----            -----      ----
Diluted EPS
  Adjusted income (loss)
   attributable to common
   stocks                        $984     556     $1.77  $(482)      876      $(0.55)
                                  ===     ===      ====    ===       ===        ====

Year ended December 31, 2000
Income                         $4,016                     $436
Less: Dividends on preference
  stock                            59                       51
                                -----                      ---
Basic EPS
  Income attributable to
   common stock                $3,957     582     $6.80   $385       681       $0.56
                                                   ====                         ====
Effect of Dilutive Securities
  Assumed exercise of
  dilutive stock options           (7)      9                7        27
                               ------   -----             ----       ---
Diluted EPS
  Adjusted income
  attributable to common
  stock                        $3,950     591     $6.68   $392       708       $0.55
                                =====     ===      ====    ===       ===        ====

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Derivative Financial Instruments and Risk Management

   Effective January 1, 2001, GM adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. GM assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $23 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income.
   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of minimizing exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.

Cash Flow Hedges

   GM uses financial instruments designated as cash flow hedges to hedge the Corporation's exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and its exposure to commodity price risk associated with changes in prices of commodities used in its automotive business, primarily non ferrous metals used in the manufacture of automotive components. For transactions denominated in foreign currencies, GM typically hedges forecasted and firm commitment exposure up to one year in the future. For commodities, GM hedges exposures up to six years in the future. For the years ended December 31, 2002 and December 31, 2001, hedge ineffectiveness associated with instruments designated as cash flow hedges increased cost of sales and other expenses by $0.1 million and $5 million, respectively; changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness and exclude transition adjustment) increased cost of sales and other expenses by $19 million and $53 million, respectively. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the year ended December 31, 2002, net derivative losses of $58 million were reclassified to cost of sales and other expenses. For the year ended December 31, 2001, net derivative gains of $2 million were likewise reclassified. These net losses/gains were offset by net gains/losses on the transactions being hedged. Approximately $6 million of net derivative losses included in other comprehensive income at December 31, 2002, will be reclassified into earnings within 12 months from that date. During 2002, there were net losses of approximately $4 million which were reclassified into earnings as a result of discontinuance of certain cash flow hedges.

Fair Value Hedges

   GM uses financial instruments designated as fair value hedges to manage certain of the Corporation's exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments is used to hedge GM's exposure associated with its fixed rate debt and mortgage servicing rights (MSR's). For the year ended December 31, 2002, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, decreased selling, general, and administrative expenses by $458 million and increased selling, general, and administrative expenses by $218 million in 2001. Changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness) decreased selling, general, and administrative expenses by $212 million in 2002 and $46 million in 2001.

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

   Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (dollars in millions):

                                                      December 31,
                                      ------------------------------------------
                                              2002                   2001
                                      ------------------------------------------
Automotive, Communications Services,    Book         Fair        Book    Fair
  and Other Operations                 Value        Value       Value   Value
-----------------------------------    -----        -----       -----   -----
Assets
  Other assets (1)                       $752        $582      $4,076    $4,040
  Derivative assets                      $364        $364        $187      $187
Liabilities
  Long-term debt (2)                  $16,651     $15,595     $10,726   $11,817
  Other liabilities (1)                  $531        $580        $487      $510
  Derivative liabilities                 $298        $298        $281      $281

                                                      December 31,
                                      ------------------------------------------
                                              2002                   2001
                                      ------------------------------------------
                                        Book         Fair        Book     Fair
Financing and Insurance Operations     Value        Value       Value    Value
----------------------------------     -----        -----       -----    -----
Assets
  Finance receivables - net (3)      $134,647    $135,890    $109,211  $110,877
  Derivative assets                    $6,369      $6,369      $1,673    $1,673
Liabilities
  Debt  (2)                          $183,773    $184,837    $153,186  $153,680
  Derivative liabilities                 $843        $843      $2,942    $2,942

      (1) Other assets include various financial instruments (e.g., long-term receivables and certain investments) that have fair values based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) were derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in other liabilities, were based on quoted market prices for the same or similar issues.
      (2) Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities.
      (3) The fair value was estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables.

   Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), ACO' loans payable and Financing and Insurance Operations' debt payable within one year for the periods ending December 31, 2002 and 2001.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Stock Incentive Plans

Stock-Based Compensation`

   GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 to its stock options and other stock-based employee compensation awards. Accordingly, no compensation expense related to employee stock options is reflected in net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Refer to Note 1 for GM's pro forma net income, earnings attributable to common stocks, and basic and diluted earnings per share attributable to common stocks if compensation cost for all outstanding and unvested stock option and other stock-based employee compensation awards had been determined based on the fair value at the grant date, consistent with the method prescribed by SFAS No. 123. The effects of the Delphi spin-off adjustment on the number of options and related exercise prices, as described below, are considered, under SFAS No. 123, to be modifications of the terms of the outstanding options. Accordingly, the pro forma disclosure includes compensation cost for the incremental fair value, under SFAS No. 123, resulting from such modifications. The pro forma amounts for compensation cost are not indicative of the effects on operating results for future periods.
   GM's stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (the "GMSIP"), the Hughes Electronics Corporation Incentive Plan (the "Hughes Plan"), and the General Motors 1998 Salaried Stock Option Plan (the "GMSSOP"). The GMSIP is administered by the Executive Compensation Committee of the GM Board. The GMSSOP is administered by the Vice President of Global Human Resources. The Hughes Plan is administered by the Executive Compensation Committee of the Board of Directors of Hughes.
   Under the GMSIP, as of December 31, 2002, 28 million shares of GM $1-2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 28 million were available for grants at December 31, 2002. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the Hughes Plan, Hughes may grant shares, rights, or options to acquire up to 159 million shares of GM Class H common stock through December 31, 2002, of which 5 million were available for grants at December 31, 2002. Option prices are 100% of fair market value on the dates of grant and the options generally vest over two to five years and expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1-2/3 par value common stock that may be granted each year is determined by management. Approximately 6 million shares of GM $1-2/3 par value common stock were available for grants at December 31, 2002. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.

                             (Column a)        (Column b)        (Column c)
                                                                 Number of
                                                                 securities
                              Number of                          remaining
                          Securities to be                      available for
                             issued upon   Weighted average   future issuance
                             exercise of    exercise price       under equity
                             outstanding    of outstanding      compensation
                              options,          options,       plans (excluding
                            warrants and      warrants and      reflected in
Plan Category                  rights            rights       column (Column a)
--------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders:
  GMSIP                        65,822,160         $56.45         28,108,941
  GMSIP and Hughes Plan        95,195,978         $22.99          4,645,893
Equity compensation plans
 not approved by security
 holders (1):
  GMSSOP                       18,957,199         $59.91          6,000,000
--------------------------------------------------------------------------------
Total                         179,975,337         $39.11         38,754,834
--------------------------------------------------------------------------------

(1) All equity compensation plans except the GMSSOP were approved by the shareholders. The GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plan is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Stock Incentive Plans (continued)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                        2002                  2001                  2000
                ----------------------------------------------------------------
                  GM   Hughes    GM     GM   Hughes   GM      GM   Hughes   GM
                 SIP    Plan    SSOP   SIP    Plan   SSOP    SIP    Plan   SSOP
                 ---    ----    ----   ---    ----   ----    ---    ----   ----

Interest rate     4.3%   4.7%    4.3%   4.6%   5.1%   4.6%    6.4%   6.5%   6.5%
Expected life
(years)           5.0    7.0     5.0    5.0    7.0    5.0     5.0    6.9    5.0
Expected
volatility       34.6%  51.6%   34.6%  31.2%  51.3%  31.1%   27.8%  42.1%  27.6%
Dividend yield    4.0%   -       4.0%   3.8%   -      3.8%    2.7%   -      2.7%

   Class H common stock share amounts and numbers of shares for 2000 have been adjusted to reflect the three-for-one stock split in the form of a 200% stock dividend paid on June 30, 2000.

   Changes in the status of outstanding options were as follows:


                           GMSIP              GMSIP and              GMSSOP
                      $1-2/3 Par Value       Hughes Plan        $1-2/3 Par Value
                           Common           Class H Common           Common
                    ---------------------------------------------------------------
                                Weighted-            Weighted-            Weighted-
                      Shares    Average    Shares    Average    Shares    Average
                       under    Exercise    under    Exercise    under    Exercise
                      Option     Price     Option     Price     Option     Price
-----------------------------------------------------------------------------------
Options
outstanding at      39,009,147    $51.30  50,265,246   $13.10  8,062,620    $58.73
January 1, 2000
-----------------------------------------------------------------------------------
Granted             11,231,004    $74.14  35,641,517   $37.05  4,182,955    $75.50
Exercised            6,831,078    $42.95   6,545,206   $11.45  1,635,248    $46.59
Terminated            283,967     $64.48  11,249,673   $30.96    242,863    $63.46
-----------------------------------------------------------------------------------
Options
outstanding at      43,125,106    $58.49  68,111,884   $22.76 10,367,464    $67.30
December 31, 2000
-----------------------------------------------------------------------------------
Granted             13,141,725    $52.49  38,029,467   $23.34  3,902,862    $52.35
Exercised            1,682,731    $39.66   2,068,506   $11.25     37,655    $46.59
Terminated           1,641,974    $61.08   6,565,541   $27.66    154,690    $66.27
-----------------------------------------------------------------------------------
Options
outstanding at      52,942,126    $57.52  97,507,304   $22.90 14,077,981    $63.22
December 31, 2001
-----------------------------------------------------------------------------------
Granted             17,294,937    $50.53    290,000    $15.71  5,015,553    $50.46
Exercised            2,729,511    $40.46    642,263    $12.80     71,663    $46.59
Terminated           1,685,392    $55.28  1,959,063    $20.77     64,672    $62.39
-----------------------------------------------------------------------------------
Options
outstanding at      65,822,160    $56.45  95,195,978   $22.99 18,957,199    $59.91
December 31, 2002
===================================================================================
Options
exercisable at      21,985,984    $47.57  29,640,511   $12.93  2,411,586    $46.59
December 31, 2000
-----------------------------------------------------------------------------------
December 31, 2001   29,890,175    $53.93  38,333,135   $15.75  6,148,695    $61.97
-----------------------------------------------------------------------------------
December 31, 2002   38,094,946    $58.18  56,222,452   $19.40 10,098,994    $67.48
-----------------------------------------------------------------------------------

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Stock Incentive Plans  (concluded)

   The following table summarizes information about GM's stock option plans at December 31, 2002:




                                    Weighted-
                                    Average      Weighted              Weighted
      Range of                      Remaining    -Average              -Average
      Exercise         Options      Contractual  Exercise   Options   Exercise
       Prices         Outstanding   Life (yrs.)  Price    Exercisable   Price
   -----------------------------------------------------------------------------
   GMSIP $1-2/3 Par Value Common
   $21.00 to $39.99   1,113,007       2.3         $32.40     1,041,527   $32.13
    40.00 to 49.99   15,551,259       4.2         $44.93    15,444,416   $44.93
    50.00 to 59.99   28,560,745       8.6         $51.42     4,358,047   $52.57
    60.00 to 83.50   20,597,149       6.5         $73.40    17,250,956   $73.03
   -----------------------------------------------------------------------------
   $21.00 to $83.50  65,822,160       6.8         $56.45    38,094,946   $58.18
   GMSIP and Hughes Plan Class H Common
   -----------------------------------------------------------------------------
    $3.00 to  $8.99   1,600,977       1.8          $7.18     1,600,977    $7.18
     9.00 to 16.99   29,469,411       5.0         $12.60    28,487,187   $12.54
    17.00 to 24.99   22,917,549       7.6         $19.57    11,412,872   $19.10
    25.00 to 32.99   17,519,754       8.0         $27.80     7,000,140   $28.34
    33.00 to 41.99   23,688,287       7.3         $37.09     7,721,276   $40.33
   -----------------------------------------------------------------------------
    $3.00 to $41.99  95,195,978       6.7         $22.99    56,222,452   $19.40
   GMSSOP $1-2/3 Par Value Common
   -----------------------------------------------------------------------------
        $46.59        2,282,027       5.0         $46.59     2,282,027   $46.59
         50.46        5,000,719       9.0         $50.46        -          $-
         52.35        3,857,486       8.0         $52.35        -          $-
         71.53        3,778,487       6.0         $71.53     3,778,487   $71.53
         75.50        4,038,480       7.0         $75.50     4,038,480   $75.50
   -----------------------------------------------------------------------------
   $46.59 to  $75.50 18,957,199       7.3         $59.91    10,098,994   $67.48

   -----------------------------------------------------------------------------

NOTE 22:  Hughes Transactions

   On December 9, 2002, Hughes, GM and EchoStar Communications Corporation (EchoStar) entered into a Termination, Settlement and Release Agreement (Termination Agreement), in which these parties agreed to terminate the Agreement and Plan of Merger, dated as of October 28, 2001, as amended, between Hughes and EchoStar (Merger Agreement) and certain related agreements. Under the terms of the Termination Agreement, EchoStar paid Hughes $600 million in cash and Hughes retained its 81% ownership position in PanAmSat. This resulted in a gain of $600 million ($372 million after-tax), or $0.21 diluted earnings per share of GM $1-2/3 par value common stock, recorded in total net sales and revenue. The companies entered into the Termination Agreement because the Merger could not be completed within the time allowed by the Merger Agreement due to regulatory opposition.
   GM has announced that it is currently evaluating a variety of strategic options for Hughes, including a reduction or elimination of its retained economic interest in Hughes, transactions that would involve strategic investors and public offerings of GM Class H common stock or related securities for cash or in exchange for outstanding GM debt obligations (see Note 26). Any such transaction might involve the separation of Hughes from GM. GM and Hughes have engaged in preliminary discussions with some parties. No decisions have been made regarding which options or combinations of options, if any, GM will pursue. Due to the numerous uncertainties involved in these matters, there can be no assurance that any transaction or offering will be announced or completed or as to the time at which such a transaction or offering might be completed.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 23.  Other Income

   Other income (included in total net sales and revenues) consisted of the following (dollars in millions):

                                                       Years Ended December 31,
                                                       ------------------------
                                                         2002    2001    2000
                                                         ----    ----    ----
Automotive, Communications Services, and Other Operations
Other income
  Interest income                                        $929    $771    $619
  Rental car lease revenue                              1,214   1,424   1,584
  Gain on EchoStar termination payment (Note 22)          600       -       -
  Gain on sale of Hughes' satellite systems (1)             -       -   2,036
  Claims, commissions, and grants                         781     767     756
  Other                                                   239     369     247
                                                       ------  ------  ------
   Total other income                                  $3,763  $3,331  $5,242
                                                        =====   =====   =====

(1) Represents the gain on the sale of Hughes' satellite systems manufacturing businesses to The Boeing Company for $3.8 billion in cash.

   Other income (included in total revenues) consisted of the following (dollars in millions):

                                                  Years Ended December 31,
                                                 -------------------------
                                                  2002     2001    2000
                                                  ----     ----    ----
Financing and Insurance Operations
Other income
  Interest income                               $2,951   $2,269  $1,794
  Insurance premiums                             2,188    1,524   1,394
  Mortgage banking income                        2,064    1,862   1,518
  Automotive securitization income               1,352    1,179     786
  Other                                          3,035    2,841   2,011
                                               -------    -----   -----
   Total other income                          $11,590   $9,675  $7,503
                                                ======    =====   =====

NOTE 24.  European Matters

   During 2001, GME announced its plan to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
   . Solid and profitable business performance as of 2003
   . A strengthened and optimized sales structure
   . A revitalized Opel/Vauxhall brand
   . Further market growth opportunities
   . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives include, among other things, reducing GME's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed. These initiatives resulted in a decrease to GM's pre-tax earnings and were recorded in the GME segment in the first quarter of 2002 as follows: (1) $298 million related to employee separation costs for approximately 4,000 employees; (2) $235 million related to asset write-downs; and (3) $108 million related to the dealer network restructuring in Germany. The net income impact of these charges in the first quarter of 2002 was $407 million, or $0.72 per diluted share of GM $1-2/3 par value common stock ($553 million included in cost of sales and other expenses; $88 million included in selling, general, and administrative expenses; and $(234) million included in income tax expense).
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states were required to transform the concepts detailed in the directive into national law in 2002. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. GM recorded, in cost of sales and other expenses in the GME segment, an after-tax charge of $55 million ($0.10 per diluted share of GM $1-2/3 par value common stock) in 2002 for those member states that have passed national laws through December 31, 2002. Management is assessing the impact of this potential legislation on GM's financial position and results of operations, and may include charges to earnings in future periods as additional national laws are passed.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 25: Segment Reporting

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its ACO business consist of General Motors Automotive (GMA) (which is comprised of four regions: GMNA, GME, GMLAAM,
GMAP), Hughes, and Other. GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER. GME, GMLAAM, and GMAP meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. Hughes includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks. The Other segment includes the design, manufacturing, and marketing of locomotives and heavy-duty transmissions, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's reportable operating segments within its FIO business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial and vehicle insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities operating in the U.S., Canada, Brazil, and Mexico which are not associated with GMAC.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                                                                                               Other      Total
                                   GMNA     GME    GMLAAM   GMAP     GMA    Hughes     Other     ACO    GMAC  Financing  Financing
                                   ----     ---    ------   ----     ---    ------     -----     ---    ----  ---------  ---------
2002                                                                   (dollars in millions)
Manufactured products sales and revenues:
  External customers            $113,731  $22,409  $4,698  $3,663 $144,501  $8,910       $2,563 $155,974      $ -     $ -       $ -
  Intersegment                    (2,038)   1,057     327     654        -      18          (18)       -        -       -         -
                                 -------    -----   -----   -----  -------  ------        -----  -------      ---     ---       ---
   Total manufactured products   111,693   23,466   5,025   4,317  144,501   8,928        2,545  155,974        -       -         -
Financing revenue                      -        -       -       -        -       -            -        -   14,710     726    15,436
Other income                       2,751      446      85     207    3,489     559         (285)   3,763   12,083    (493)   11,590
                                 -------    -----   -----   -----  -------  ------        -----  -------   ------     ---    ------
Total net sales and revenues    $114,444  $23,912  $5,110  $4,524 $147,990  $9,487       $2,260 $159,737  $26,793    $233   $27,026
                                 =======   ======   =====   =====   ======   =====        =====  =======   ======     ===    ======
Depreciation and amortization     $4,751   $1,080    $178    $143   $6,152  $1,073         $172   $7,397   $5,136    $405    $5,541
Interest income (a)               $1,002     $316     $24     $12   $1,354     $24        $(449)    $929   $3,221   $(270)   $2,951
Interest expense                    $709     $304    $145      $8   $1,166    $336        $(713)    $789   $6,736    $190    $6,926
Income tax expense (benefit)      $1,157    $(436)   $(76)    $55     $700   $(111)     $(1,078)   $(489)  $1,071    $(49)   $1,022
Earnings (losses) of
  nonconsolidated associates         $46      $76     $(3)   $231     $350    $(70)         $11     $291      $(1)    $(7)      $(8)
Net income (loss)                 $2,900  $(1,011)  $(181)   $188   $1,896   $(239)     $(1,803)(c)$(146)  $1,870     $12    $1,882
Investments in nonconsolidated      $534     $890    $397  $3,233   $5,054    $(53)         $43   $5,044     $237   $(237)       $-
affiliates
Segment assets                  $105,551  $20,344  $3,035  $1,689 $130,619 $18,549(f)(g)$(5,408)$143,760 $227,670    $441  $228,111
Expenditures for property         $4,370   $1,447    $197    $263   $6,277    $566(d)      $143   $6,986     $451      $6      $457

2001
Manufactured products sales and revenues:
  External customers            $105,859  $22,249  $5,615  $3,262 $136,985  $8,236       $2,939 $148,160      $ -     $ -       $ -
  Intersegment                    (1,772)     820     200     752        -      25          (25)       -        -       -         -
                                 -------    -----   -----   -----  -------  ------        -----  -------   ------     ---     -----
   Total manufactured products   104,087   23,069   5,815   4,014  136,985   8,261        2,914  148,160        -       -         -
Financing revenue                      -        -       -       -        -       -            -        -   15,083   1,011    16,094
Other income                       2,851      631      49     187    3,718      57         (444)   3,331   10,389    (714)    9,675
                                 -------    -----   -----   -----  -------  ------        -----  -------   ------     ---     -----
Total net sales and revenues    $106,938  $23,700  $5,864  $4,201 $140,703  $8,318       $2,470 $151,491  $25,472    $297   $25,769
                                 =======   ======   =====   =====  =======  ======        =====  =======   ======     ===    ======
Depreciation and amortization     $4,515     $994    $146    $117   $5,772  $1,144(b)      $135   $7,051   $5,305    $552    $5,857
Interest income (a)                 $831     $369     $27     $14   $1,241     $57        $(527)    $771   $2,696   $(427)   $2,269
Interest expense                    $969     $349     $95      $8   $1,421    $196        $(866)    $751   $7,606    $(10)   $7,596
Income tax expense (benefit)        $423    $(282)   $(18)    $24     $147   $(326)        $(91)   $(270)  $1,075    $(37)   $1,038
(Losses) earnings of
  nonconsolidated associates        $(37)     $41     $(6)   $(61)    $(63)   $(61)         $(5)   $(129)     $(5)     $3       $(2)
Net income (loss)                 $1,270    $(765)   $(81)   $(57)    $367   $(618)(b)    $(916) $(1,167)  $1,786    $(18)   $1,768
Investments in nonconsolidated      $665     $886    $614  $2,700   $4,865     $55          $30   $4,950   $1,062 $(1,062)      $ -
affiliates
Segment assets                   $89,501  $18,552  $4,181    $896 $113,130 $19,154(f)   $(2,074)$130,210 $192,721  $1,038  $193,759
Expenditures for property         $5,771   $1,477    $125    $194   $7,567    $799(d)      $245   $8,611      $13      $7       $20



See notes on next page

              GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 25.  Segment Reporting (continued)
                                                                                                                Other      Total
                                   GMNA     GME    GMLAAM   GMAP     GMA    Hughes     Other     ACO      GMAC  Financing  Financing
                                   ----     ---    ------   ----     ---    ------     -----     ---      ----  ---------  ---------
2000                                                                   (dollars in millions)
Manufactured products sales and revenues:
  External customers            $111,481  $23,815  $5,470  $2,999  $143,765  $8,514      $3,106 $155,385      $ -      $ -      $ -
  Intersegment                    (1,659)   1,040     184     435         -      34         (34)       -        -        -        -
                                 -------    -----   -----   -----   -------  ------       -----  -------   ------      ---    -----
   Total manufactured products   109,822   24,855   5,654   3,434   143,765   8,548       3,072  155,385        -        -        -
Financing revenue                      -        -       -       -         -       -           -        -   15,493    1,009   16,502
Other income                       2,901      503      59     172     3,635   2,141        (534)   5,242    8,168     (665)   7,503
                                 -------    -----   -----   -----   -------  ------       -----  -------   ------      ---    -----
Total net sales and revenues    $112,723  $25,358  $5,713  $3,606  $147,400 $10,689      $2,538 $160,627  $23,661     $344  $24,005
                                 =======   ======   =====   =====    ======  ======       =====  =======   ======      ===   ======
Depreciation and amortization     $4,564   $1,357    $272    $107    $6,300    $996(b)(e)  $133   $7,429   $5,505     $477   $5,982
Interest income (a)                 $633     $403     $22     $13    $1,071    $106       $(558)    $619   $2,231    $(437)  $1,794
Interest expense                  $1,175     $408    $101      $4    $1,688    $218     $(1,091)    $815   $8,295     $442   $8,737
Income tax expense (benefit)      $1,218    $(209)  $(122)    $17      $904    $577        $(38)  $1,443     $954      $(4)    $950
(Losses) earnings of
  nonconsolidated associates        $(74)      $7     $69   $(195)    $(193)  $(142)        $(1)   $(336)      $-       $4       $4
Net income (loss)                 $3,174    $(676)    $26   $(233)   $2,291    $829(b)(e) $(281)  $2,839   $1,602      $11   $1,613
Investments in nonconsolidated
  affiliates                        $780     $170    $436  $1,915    $3,301     $82        $114   $3,497     $982    $(982)      $-
Segment assets                   $90,502  $18,857  $4,166  $1,108  $114,633 $19,220(f)    $(497)$133,356 $168,410   $1,334 $169,744
Expenditures for property         $6,073   $1,517    $233    $168    $7,991    $939(d)     $270   $9,200     $518       $4     $522

--------------------------------


(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes amortization of GM purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company (HAC) of approximately $3 million and $16 million for 2001 and 2000, respectively. There is no adjustment in 2002 because the related goodwill is no longer being amortized effective January 1, 2002 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."
(c) Net income (loss) for ACO Other includes a non-cash charge of $1.4 billion after tax related to the write-down of GM's investment in FAH. See Note 11.
(d) Excludes satellite expenditures totaling $732 million, $944 million, and $777 million in 2002, 2001, and 2000, respectively.
(e) The amount reported for Hughes includes the write-off of approximately $329 million of unamortized goodwill related to the satellite systems manufacturing businesses at the time of the sale to The Boeing Company.
(f) The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $57 million at December 31, 2002, $57 million at December 31, 2001, and $60 million at December 31, 2000.
(g) The amount reported for Hughes excludes a writeoff of $739 million that was recorded in the fourth quarter of 2002 by Hughes in its stand alone financial statements for goodwill impairments at DIRECTV Latin America and DIRECTV Broadband; however, in accordance with SFAS No. 142, GM evaluated the carrying value of goodwill associated with its Hughes Direct-to-Home Broadcast reporting unit in the aggregate and determined that the goodwill was not impaired.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 25.  Segment Reporting (concluded)

   Information concerning principal geographic areas was as follows (dollars in millions):

                                    2002                 2001                 2000
                          -------------------------------------------------------------------
                          Net Sales   Long        Net Sales    Long       Net Sales   Long
                            &         Lived          &         Lived        &        Lived
                          Revenues    Assets(1)   Revenues     Assets(1)  Revenues   Assets(1)
                          --------    ---------   --------     ---------  --------   ---------
North America
  United States           $138,692    $52,364     $132,004     $53,246   $136,399    $55,967
  Canada and Mexico         15,023      7,094       11,769       6,294     13,986      6,496
                          --------    -------     --------     -------   --------    -------
   Total North America     153,715     59,458      143,773      59,540    150,385     62,463
Europe
  France                     2,082        177        1,829         130      1,986        139
  Germany                    5,886      4,605        6,133       4,165      6,582      4,423
  Spain                      1,738      1,055        1,772         728      1,650        729
  United Kingdom             5,677      2,044        5,024       1,487      5,035      1,491
  Other                     11,068      2,985       11,139       2,515     11,935      2,944
                            ------    -------       ------       -----     ------      -----
   Total Europe             26,451     10,866       25,897       9,025     27,188      9,726
Latin America
  Brazil                     2,479        769        2,889       1,166      3,395      1,281
  Other Latin America        2,230        337        2,249         479      1,843        392
                             -----      -----        -----       -----      -----      -----
   Total Latin America       4,709      1,106        5,138       1,645      5,238      1,673
All Other                    1,888      2,434        2,452       3,560      1,821      3,980
                           -------    -------     --------     -------    -------      -----
   Total                  $186,763    $73,864     $177,260     $73,770   $184,632    $77,842
                           =======     ======      =======      ======    =======     ======

(1) Primarily consist of property (Note 9), equipment on operating leases (Note
    7), and satellites (Note 11) net of accumulated depreciation.

NOTE 26.  Subsequent Events

   In the fourth quarter of 2002, the Corporation announced its agreement to sell its GM Defense operations (light armored vehicle business) to General Dynamics Corporation for approximately $1.3 billion in cash. The transaction closed on March 1, 2003 and is estimated to result in an after-tax gain of approximately $600 million.
   On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock to certain of its U.S. employee benefit plans. The shares will be held by United States Trust Company of New York as trustee for the employee benefit plans. An independent valuation firm that was retained to value the shares applied a discount to the market value due to, among other things, various restrictions on the transfer of the shares provided for in the agreements between GM and the trustee, resulting in an aggregate contribution value of approximately $1.24 billion. The contribution increased the amount of GM Class
H common stock held by GM's employee benefit plans to approximately 330 million shares, and reduced GM's retained economic interest in Hughes to approximately 19.9% from 30.7%. As a consequence of the contribution, GM now expects that its 2003 U.S. pre-tax pension expense will be approximately $2.8 billion instead of the $2.9 billion originally estimated.
   In the first quarter of 2003, Hughes completed a series of financing transactions to replace its previous credit facilities with a capital structure that is more long-term in nature. On February 28, 2003, DIRECTV issued $1.4 billion in senior notes due in 2013. The ten-year senior notes are unsecured indebtedness and bear interest at 8.375%. In addition, on March 6, 2003, DIRECTV entered into a new senior secured credit facility with total term loan and revolving loan commitments of $1.7 billion. The new senior secured credit facility is comprised of a $375 million Tranche A Term Loan, $200 million of which was undrawn at March 12, 2003, a $1.1 billion Tranche B Term Loan and a $250 million revolving credit facility which were undrawn at March 12, 2003. The new senior secured credit facility has a term of five to seven years and is secured by substantially all of DIRECTV's assets. The revolving credit facility and the term loans bear interest at LIBOR plus 3.5%. DIRECTV distributed to Hughes the net proceeds from the senior secured credit facility and the sale of the senior notes totaling $2.6 billion. The $200 million undrawn portion of the Tranche A Term Loan is expected to be drawn by December 31, 2003 with the net proceeds distributed to Hughes. The revolving portion of the senior secured credit facility will be available to DIRECTV to fund working capital and other requirements. The above distribution enabled Hughes to repay all amounts outstanding under its previous credit facilities, which were terminated on February 28, 2003.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                                         2002 Quarters
                                                         -------------
                                             1st (1)    2nd (2)    3rd (3)   4th (4)
                                             ---        ----       ---       ----
                                         (dollars in millions except per share amounts)

Total net sales and revenues               $46,264    $48,265    $43,578  $48,656

Income (losses) before income taxes
  and minority interests                      $354     $1,781    $(1,405)  $1,350
Income tax expense (benefit)                   125        563       (551)     396
Minority interests                             (22)       (19)       (32)     (21)
Earnings (losses) of nonconsolidated
associates                                      21         93         82       87
                                               ---      -----        ---    -----
  Net income (loss)                            228      1,292       (804)   1,020
Dividends on preference stocks                 (24)       (23)         -        -
                                               ---      -----        ---    -----
  Earnings (losses) attributable to
   common stocks                              $204     $1,269      $(804)  $1,020
                                               ===      =====        ===    =====

Earnings (losses) attributable to $1-2/3
  par value                                   $325     $1,389      $(795)    $961
(Losses) earnings attributable to Class H    $(121)     $(120)       $(9)     $59

Basic earnings (losses) per share
  attributable to                            $0.58      $2.48     $(1.42)   $1.71
  $1-2/3 par value
  Class H                                   $(0.14)    $(0.14)    $(0.01)   $0.06

Average number of shares of common
stocks outstanding - basic (in millions)
   $1-2/3 par value                            559        560        560      560
   Class H                                     878        884        958      958

Diluted earnings (losses) per share
attributable to                              $0.57      $2.43     $(1.42)   $1.71
  $1-2/3 par value
  Class H                                   $(0.14)    $(0.14)    $(0.01)   $0.06

Average number of shares of common
stocks outstanding - diluted (in millions)
   $1-2/3 par value                            570        572        560      561
   Class H                                     878        884        958      959


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

(1) First quarter 2002 results include the following:
    o a $407 million after-tax restructuring charge related to severance payments and asset impairments at GME that were part of the restructuring of GM's automotive operations in Europe;
    o a $59 million after-tax favorable adjustment related to Hughes' resolution of a lawsuit that was filed against the U.S. government relating to the National Aeronautics and Space Administration's (NASA) breach of contract to launch ten satellites on the Space Shuttle;
    o a $51 million after-tax charge related to Hughes' expected loss associated with a contractual dispute with General Electric Capital Corporation; and
    o a $18 million after-tax charge related to Hughes' loan guarantee for a Hughes Network Systems' affiliate in India.
(2) Second quarter 2002 results include a $55 million after-tax charge at GME related to the European Union's directive requiring member states to enact legislation regarding end-of-life vehicles to be the responsibility of manufacturers for dismantling and recycling vehicles they have sold.
(3) Third quarter 2002 results include the following:
    o a $1.4 billion after-tax charge related to the write-down of GM's investment in Fiat Auto Holdings, B.V. as a result of the completion of an impairment study of the carrying value of GM's investment;
    o a $116 million after-tax charge primarily related to GM's costs associated with the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan; and
    o a $68 million after-tax favorable adjustment related to Hughes' sale of equity interests primarily related to the investment in the Thomson multimedia S.A.;
(4) Fourth quarter 2002 results include the following:
    o a $372 million after-tax gain related to Hughes' receipt of $600 million EchoStar paid in connection with the termination of the October 28, 2001, merger agreement between Hughes and EchoStar;
    o a $27 million after-tax charge related to Hughes' write-down of their investment in Crown Media as a result of an other than temporary decline in the market value of their investment;
    o a $63 million after-tax charge related to Hughes' write-down of their investment in XM Satellite Radio as a result of an other than temporary decline in the market value of their investment;
    o a $97 million after-tax charge related to Hughes' shut-down of DIRECTV Broad-band Business Services for costs to close the business including contract termination payments, write-offs of equipment, and severance payments; and
    o a $15 million after-tax charge related to Hughes' loss in the exchange of Hughes' ownership in Hughes Tele.com (India) Limited for an equity interest in and long-term receivables from Tata Teleservices Limited.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)

                                                        2001 Quarters
                                                        -------------
                                           1st (5)     2nd (6)    3rd (7)      4th
                                           ---         ----       ---          ---
                                         (dollars in millions except per share amounts)

Total net sales and revenues             $42,615     $46,220     $42,475    $45,950

Income (losses) before income taxes
  and minority interests                    $504        $925       $(285)      $374
Income tax expense                           208         304          76        180
Minority interests                            (2)          7         (10)       (13)
Earnings (losses) of nonconsolidated
  associates                                 (57)       (151)          3         74
                                             ---         ---         ---        ---
  Net income (loss)                          237         477        (368)       255
Dividends on preference stocks               (28)        (23)        (25)       (23)
                                             ---         ---         ---        ---
  Earnings (losses) attributable to
   common stocks                            $209        $454       $(393)      $232
                                             ===         ===         ===        ===

Earnings (losses) attributable to $1-2/3
  par value                                 $296        $574       $(223)      $337
Losses attributable to Class H              $(87)      $(120)      $(170)     $(105)

Basic earnings (losses) per share
attributable to
  $1-2/3 par value                          $0.54       $1.05     $(0.41)      $0.61
  Class H                                  $(0.10)     $(0.14)    $(0.19)     $(0.12)

Average number of shares of common
stocks outstanding - basic (in millions)
   $1-2/3 par value                          548         549         551        556
   Class H                                   875         876         877        877

Diluted earnings (losses) per share
attributable to
  $1-2/3 par value                         $0.53       $1.03      $(0.41)      $0.60
  Class H                                 $(0.10)     $(0.14)     $(0.19)     $(0.12)

Average number of shares of common
stocks outstanding - diluted (in millions)
   $1-2/3 par value                          554         559         551        559
   Class H                                   875         876         877        877



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Selected Quarterly Data (Unaudited) - continued

(5) First quarter 2001 results include a $12 million after-tax increase to income for the net impact from initially adopting SFAS No. 133, "Accounting for Derivatives and Hedging Activities."
(6) Second quarter 2001 results include a $133 million after-tax restructuring charge related to General Motors' portion of severance payments and asset impairments that were part of the second quarter restructuring of its affiliate Isuzu Motors Ltd.
(7) Third quarter 2001 results include the following:
    o a $194 million after-tax charge for the announced closing of the Ste.Therese, Quebec, assembly plant;
    o a $474 million after-tax charge related to Hughes' settlement with Raytheon on a purchase price adjustment related to Raytheon's 1997 merger with Hughes defense;
    o a $67 million after-tax gain related to Hughes' sale of 4.1 million shares of Thomson multimedia S.A.common stock;
    o a $133 million after-tax charge related to Hughes' non-cash charge from the revaluation of its Sky Perfect investment;
    o a $40 million after-tax severance charge related to Hughes' 10% company-wide work force reduction in the United States; and
    o a $21 million after-tax favorable adjustment for the expected costs associated with the shutdown of Hughes' DIRECTV Japan business.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

      None

                                    PART III

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEMS 10, 11, 12, and 13

   Information required by Part III (Items 10, 11, 12, and 13) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.


                                  * * * * * * *


ITEM 14.  Controls and Procedures

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


                                  * * * * * * *
















                                      III-1

                                     PART IV

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.  Exhibits, Financial Statement Schedule, and Reports on         Page
            Form  8-K                                                   Number
          ---------------------------------------------------------------------

(a)  1.   All Financial Statements                                  See Part II
     2.   Financial Statement Schedule II -
           Allowances for the Years Ended
           December 31, 2002, 2001, and 2000                             IV-3
     3.   Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
------
(3)(a)    Restated Certificate of Incorporation filed as Exhibit 3(i) to the Current Report on Form 8-K of General Motors Corporation dated June 24, 1999, as amended by the amendment filed as
            Exhibit 3(i) to the Current Report on Form 8-K of General
            Motors Corporation dated June 6, 2000, and Amendment to
            Article Four of the Certificate of Incorporation -
            Division III - Preference Stock, by reason of the
            Certificates of Designations filed with the Secretary of
            State of the State of Delaware on September 14, 1987 and the Certificate of Decrease filed with the Secretary of State of the State of Delaware on September 29, 1987 (pertaining to the Six Series of Preference Stock contributed to the General Motors pension trusts), incorporated by reference to Exhibit
            19 to the Quarterly Report on Form 10-Q of General Motors Corporation for the quarter ended June 30, 1990 in the Form SE of General Motors Corporation dated August
            6, 1990; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on June 28, 1991 (pertaining to Series A Conversion Preference Stock), incorporated by reference to Exhibit 4(a) to
            Form S-8 Registration Statement No. 33-43744 in the Form
            SE of General Motors Corporation dated November 1, 1991; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on December
            9, 1991 (pertaining to Series B 9-1/8% Preference
            Stock), incorporated by reference to Exhibit 4(a) to
            Form S-3 Registration Statement No. 33-45216 in the Form SE
            of General Motors Corporation dated January 27, 1992; as
            further amended by the Certificate of Designations filed
            with the Secretary of State of the State of Delaware on
            February 14, 1992 (pertaining to Series C Convertible
            Preference Stock), incorporated by reference to Exhibit
            (3)(a) to the Annual Report on Form 10-K of General Motors Corporation for the year ended December 31, 1991 in the Form SE of General Motors Corporation dated March
            20, 1992; as further amended by the Certificate of
            Designations filed with the Secretary of
            State of the State of Delaware on July 15, 1992
            (pertaining to Series D 7.92% Preference Stock), incorporated by reference to Exhibit 3(a)(2) to the Quarterly Report on
            Form 10-Q of General Motors Corporation for the
            quarter ended June 30, 1992 in the Form SE of General
            Motors Corporation dated August 10, 1992; as further amended by the Certificate of Designations filed with the Secretary of State of the State of Delaware on December 15, 1992 (pertaining to Series G 9.12% Preference Stock), incorporated by reference to Exhibit 4(a) to Form S-3 Registration Statement No. 33-49309 in the Form SE of General Motors Corporation dated January 25, 1993; and as further amended by the Certificate of Designations filed with
            the Secretary of State of the State of Delaware on June
            24, 1999 (pertaining to Series H 6.25% Automatically
            Convertible Preference Stock), incorporated
            by reference to Exhibit 4(a) to Form S-8 Registration
            Statement No. 333-31846 in the Form SE of General Motors
            Corporation dated March 6, 2000.                              N/A
(3)(b)    By-Laws, of General Motors Corporation, as amended,
            incorporated by reference to Exhibit 3(ii) to the Current
            Report on Form 8-K of General Motors Corporation dated
            March 2, 1998; as further amended, incorporated by
            reference to Exhibit 3(ii) to the Current Reports on
            Form 8-K of General Motors Corporation dated June 24, 1999, August 2, 1999, March 6, 2000, June 6, 2000, October 3,
            2000, June 5, 2001, December 4, 2001 and December 3, 2002.    N/A

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

Exhibit                                                                   Page
Number                                                                   Number
------                                                                   ------
(4)(a)    Form of Indenture relating to the $500,000,000 8-1/8%
            Debentures Due April 15, 2016 dated as of April 1, 1986
            between General Motors Corporation and Citibank, N.A.,
            Trustee, incorporated by reference to Exhibit 4 to Amendment
            No. 1 to Form S-3 Registration Statement No. 33-4452 N/A and resolutions adopted by the Special Committee on April 15,
            1986, incorporated by reference to Exhibit 4(a) to the
            Current Report on Form 8-K of General Motors Corporation
            dated April 24, 1986.                                         N/A
(4)(c)    Form of Indenture relating to the $377,377,000 7.75%
            Debentures Due March 15, 2036 dated as of December 7, 1995 between General Motors Corporation  and Citibank, N.A.,
            Trustee, filed as Exhibit 4(a) to Amendment No. 1 to Form
            S-3 Registration Statement No. 33-64229.                      N/A
(4)(d)    Instruments defining the rights of holders of nonregistered debt of  the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries.  The Registrant
            agrees to furnish a copy of any such instrument to the
            Commission upon request.                                      N/A
(4)(f)(i) Indenture between General Motors Corporation and Wilmington
            Trust Company, incorporated by reference to Exhibit 4(d)(i)
            to the Current Report on Form 8-K of General Motors
            Corporation dated July 1, 1997.                               N/A
(4)(f)(ii)First Supplemental Indenture, dated March 4, 2002, between
            General Motors Corporation and Citibank, N.A. With Respect
            To The 4.50% Series A Convertible Senior Debentures due 2032
            and 5.25% Series B Convertible Senior Debentures due 2032, incorporated by reference to Exhibit 2 to the Current Report on Form 8-K of General Motors Corporation dated March 6,
            2002.                                                         N/A
(10)(a)** General Motors 2002 Annual Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 18, 2002.                      N/A
(10)(b)** General Motors 2002 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 18, 2002.                      N/A
(10)(c)** General Motors 2002Long-term Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 18, 2002.                      N/A
(10)(d)** Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 16, 1997.                      N/A
(10)(f)   Employment Contract with Robert A. Lutz dated September 1,
            2001, incorporated by reference                               N/A
(10)(g)   Extension to Employment Contract with Robert A. Lutz dated
            December 20, 2002                                             IV-9
(12)      Computation of Ratios of Earnings to Fixed Charges for the
            Years Ended  December 31, 2002, 2001, and 2000.               IV-10

(21)      Subsidiaries of the Registrant as of December 31, 2002          IV-11
(23)      Consent of Independent Auditors                                 IV-18
(99)      Hughes Electronics Corporation Financial Statements and
            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     IV-19
(99.1)    Certification of the Chief Executive Officer Pursuant to 18
            U.S.C. Section 1350, As Adopted Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002                             IV-104
(99.2)    Certification of the Chief Financial Officer Pursuant to 18
            U.S.C. Section 1350, As Adopted Pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002                             IV-105

--------------------
* The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.
**     Required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (concluded)


(b) Reports on Form 8-K
   Fifteen reports on Form 8-K, were filed October 1, 2002, October 8, 2002*, October 15, 2002, October 17, 2002, October 23, 2002, November 1, 2002, November 4, 2002, November 27, 2002, December 3, 2002 (3), December 10, 2002, December
16, 2002*, December 19, 2002, and December 19, 2002* during the quarter ended December 31, 2002 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                            SCHEDULE II - ALLOWANCES

                                                                    Additions    Additions
                                                     Balance at    charged to    charged to
                                                      beginning     costs and      other                Balance at
                                                       of year      expenses      accounts  Deductions  end of year
                                                       -------      --------      --------  ----------  -----------
Description                                                               (dollars in millions)
-----------
For the Year Ended December 31, 2002
Allowances Deducted from Assets
  Allowance for credit losses                          $2,167        $2,028            $-    $1,136(b)    $3,059
  Accounts and notes receivable (for doubtful
   receivables)                                           270           207            50(a)    259(b)       268
  Inventories (principally for obsolescence of
   service parts)                                         247            43(c)          -         -          290
  Other investments and miscellaneous assets
   (receivables and other)                                  8             -            18         -           26
  Miscellaneous allowances (mortgage and other)           156           108            16        75          205
                                                       ------        ------            --    ------       ------
     Total Allowances Deducted from Assets             $2,848        $2,386           $84    $1,470       $3,848
                                                        =====         =====            ==     =====        =====

For the Year Ended December 31, 2001
Allowances Deducted from Assets
  Allowance for credit losses                          $1,493        $1,472           $32(a)   $830(b)    $2,167
  Accounts and notes receivable (for doubtful
   receivables)                                           241           227            83(a)    281(b)       270
  Inventories (principally for obsolescence of
   service parts)                                         300             -             -        53(c)       247
  Other investments and miscellaneous assets
   (receivables and other)                                  6             -             2         -            8
  Miscellaneous allowances (mortgage and other)            82            98             5        29          156
                                                        -----         -----           ---     -----        -----
     Total Allowances Deducted from Assets             $2,122        $1,797          $122    $1,193       $2,848
                                                        =====         =====           ===     =====        =====

For the Year Ended December 31, 2000
Allowances Deducted from Assets
  Allowance for credit losses                          $1,282          $602           $45(a)   $436(b)    $1,493
  Accounts and notes receivable (for doubtful
   receivables)                                           301           173            44(a)    277(b)       241
  Inventories (principally for obsolescence of
   service parts)                                         364             -             -        64(c)       300
  Other investments and miscellaneous assets
   (receivables and other)                                  5             -             1         -            6
  Miscellaneous allowances (mortgage and other)           116            11             5        50           82
                                                        -----           ---            --       ---        -----
     Total Allowances Deducted from Assets             $2,068          $786           $95      $827       $2,122
                                                        =====           ===            ==       ===        =====

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


                                          GENERAL MOTORS CORPORATION
                                          ----------------------------
                                          (Registrant)

Date:  March 5, 2003                 By:  /s/JOHN F. SMITH, JR.
                                     ---  ----------------------------------
                                              (John F. Smith, Jr.
                                          Chairman of the Board of Directors)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 5th day of March 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                                 Title
--------------------------                ---------------------------------

/s/JOHN F. SMITH, JR.                     Chairman of the Board of Directors
---------------------
(John F. Smith, Jr.)

/s/G. RICHARD WAGONER, JR.                President, Chief Executive Officer,
--------------------------                and Director
(G. Richard Wagoner, Jr.)

/s/JOHN M. DEVINE                         Vice Chairman and
-----------------                         Chief Financial Officer
(John M. Devine)

/s/WALTER G. BORST                        Treasurer
------------------
(Walter G. Borst)

/s/PAUL W. SCHMIDT                        Controller
------------------
(Paul W. Schmidt)

/s/PETER R. BIBLE                         Chief Accounting Officer
-----------------
(Peter R. Bible)

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - concluded

Signature                                 Title
---------                                 -------------------------


/s/PERCY BARNEVIK                         Director
-----------------
(Percy Barnevik)


/s/JOHN H. BRYAN                          Director
----------------
(John H. Bryan)


/s/ARMANDO M. CODINA                      Director
--------------------
(Armando Codina)


/s/GEORGE M. C. FISHER                    Director
----------------------
(George M. C. Fisher)


/s/NOBUYUKI IDEI                          Director
-----------------
(Nobuyuki Idei)


/s/KAREN KATEN                            Director
----------------
(Karen Katen)


/s/ALAN G. LAFLEY                         Director
-----------------
(Alan G. Lafley)


/s/PHILIP A. LASKAWY                      Director
--------------------
(Philip A. Laskawy)


/s/E. STANLEY O'NEAL                      Director
--------------------
(E. Stanley O'Neal)


/s/ECKHARD PFEIFFER                       Director
-------------------
(Eckhard Pfeiffer)


/s/                                       Director
-------------------------------------
(Lloyd D. Ward)

                                  CERTIFICATION


I, G. Richard Wagoner, Jr., President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of General Motors
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 13, 2003

                                          /s/ G. RICHARD WAGONER, JR.
                                          ---------------------------
                                          G. Richard Wagoner, Jr.
                                          President and Chief Executive
                                          Officer

                                  CERTIFICATION


I, John M. Devine, Vice Chairman and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of General Motors
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 13, 2003


                                          /s/ JOHN M. DEVINE
                                          --------------------------
                                          John M. Devine
                                          Vice Chairman and Chief Financial
                                          Officer