Form 10-Q
period 2003-03-31
GENERAL MOTORS CORP
filed 2003-05-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF ---- 1934


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X. No .

         As of April 30, 2003, there were outstanding 560,631,107 shares of the issuer's $1-2/3 par value common stock and 1,107,648,029 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                      Page No.
                                                                      --------
Part I - Financial Information

      Item 1. Financial Statements (Unaudited)

              Consolidated Statements of Income for the Three Months
                Ended March 31, 2003 and 2002                              3


              Supplemental Information to the Consolidated Statements
                of Income for the Three Months Ended March 31,
                2003 and 2002                                              4

              Consolidated Balance Sheets as of March 31, 2003,
                December 31, 2002, and March 31, 2002                      5


              Supplemental Information to the Consolidated Balance
                Sheets as of  March 31, 2003, December 31, 2002,
                and March 31, 2002                                         6

              Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2003 and 2002                 7


              Supplemental Information to the Condensed Consolidated
                Statements of Cash Flows for the Three Months Ended
                March 31, 2003 and 2002                                    8

              Notes to Consolidated Financial Statements                   9

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       19


      Item 4. Controls and Procedures                                     27

Part II - Other Information (Unaudited)

      Item 1. Legal Proceedings                                           28

      Item 6. Exhibits and Reports on Form 8-K                            29

Signatures                                                                29

Certifications                                                            30

Exhibit 99    Hughes Electronics Corporation Financial Statements
                (Unaudited) and Management's Discussion and Analysis
                of Financial Condition and Results of Operations          32

Exhibit 99.1  Certification of the Chief Executive Officer Pursuant to
                18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002             79

Exhibit 99.2  Certification of the Chief Financial Officer Pursuant to
                18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002             80

                                     PART I


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                             2003       2002
                                                             ----       ----
                                                         (dollars in millions
                                                            except per share
                                                                amounts)

Total net sales and revenues                              $49,365    $46,214
                                                           ------     ------
Cost of sales and other expenses                           39,383     38,401
Selling, general, and administrative expenses               5,706      5,601
Interest expense                                            2,128      1,858
                                                          -------    -------
  Total costs and expenses                                 47,217     45,860
Income before income taxes and minority interests           2,148        354
Income tax expense                                            656        125
Equity income (loss) and minority interests                    (9)        (1)
                                                          -------    -------
  Net income                                                1,483        228
Dividends on preference stocks                                  -        (24)
                                                          -------    -------
  Earnings attributable to common stocks                   $1,483       $204
                                                            =====        ===

Basic earnings (losses) per share attributable
  to common stocks (Note 7)
Earnings per share attributable to $1-2/3 par value         $2.71      $0.58
                                                             ====       ====
Losses per share attributable to Class H                   $(0.04)    $(0.14)
                                                             ====       ====

Earnings (losses) per share attributable to
  common stocks assuming dilution (Note 7)
Earnings per share attributable to $1-2/3 par value         $2.71      $0.57
                                                             ====       ====
Losses per share attributable to Class H                   $(0.04)    $(0.14)
                                                             ====       ====






Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             2003       2002
                                                             ----       ----
                                                                (dollars in
                                                                 millions)
AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues                              $42,042    $39,773
                                                           ------     ------
Cost of sales and other expenses                           37,313     36,211
Selling, general, and administrative expenses               3,341      3,690
                                                           ------     ------
  Total costs and expenses                                 40,654     39,901
                                                           ------     ------
Interest expense                                              321        162
Net expense from transactions with
  Financing and Insurance Operations                           41         90
                                                            -----       ----
Income (loss) before income taxes and minority interests    1,026       (380)
Income tax expense (benefit)                                  226       (160)
Equity income (loss) and minority interests                     1         11
                                                            -----       ----
  Net income (loss) - Automotive, Communications
   Services, and Other Operations                            $801      $(209)
                                                              ===        ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                                             $7,323     $6,441
                                                            -----      -----

Interest expense                                            1,807      1,696
Depreciation and amortization expense                       1,506      1,361
Operating and other expenses                                2,177      1,905
Provisions for financing and insurance losses                 752        835
                                                            -----      -----
  Total costs and expenses                                  6,242      5,797
                                                            -----      -----
Net income from transactions with Automotive,
  Communications Services, and Other Operations               (41)       (90)
                                                            -----        ---
Income before income taxes and minority interests           1,122        734
Income tax expense                                            430        285
Equity income (loss) and minority interests                   (10)       (12)
                                                            -----        ---
  Net income - Financing and Insurance Operations            $682       $437
                                                              ===        ===



The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive, Communications Services, and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 Mar. 31,             Mar. 31,
                                                  2003      Dec. 31,    2002
                                               (Unaudited)   2002   (Unaudited)
                                                ---------   -------  ---------
                     ASSETS                          (dollars in millions)

Cash and cash equivalents                         $26,982    $21,449    $19,049
Marketable securities                              16,841     16,825     13,282
                                                   ------     ------     ------
  Total cash and marketable securities             43,823     38,274     32,331
Finance receivables - net                         141,273    134,647    112,686
Accounts and notes receivable (less allowances)    16,209     15,715     11,091
Inventories (less allowances) (Note 2)             10,769      9,967      9,802
Deferred income taxes                              39,000     39,865     28,677
Equipment on operating leases - (less
accumulated depreciation)                          36,997     32,988     32,378
Equity in net assets of nonconsolidated
associates                                          4,990      5,044      4,871
Property - net                                     37,681     37,514     35,512
Intangible assets - net (Note 3)                   17,961     17,954     16,972
Other assets                                       33,733     37,028     40,360
                                                  -------    -------    -------
  Total assets                                   $382,436   $368,996   $324,680
                                                  =======    =======    =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)              $28,738    $27,452    $26,456
Notes and loans payable                           211,726    201,940    166,470
Postretirement benefits other than pensions        38,239     38,187     38,586
Pensions                                           22,536     22,762     11,113
Deferred income taxes                               7,342      7,178      6,318
Accrued expenses and other liabilities             63,654     63,829     55,395
                                                  -------    -------    -------
  Total liabilities                               372,235    361,348    304,338
Minority interests                                    835        834        766
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  560,616,422; 560,447,797; and 560,021,275
  shares) (Note 7)                                    934        936        934
Class H common stock (outstanding,
  1,107,517,793; 958,284,272; and
  877,777,148 shares) (Note 7)                        111         96         88
Capital surplus (principally additional paid-in
  capital)                                         22,808     21,583     21,589
Retained earnings                                  11,234     10,031      9,387
                                                   ------     ------     ------
   Subtotal                                        35,087     32,646     31,998
Accumulated foreign currency translation
  adjustments                                      (2,665)    (2,784)    (3,014)
Net unrealized loss on derivatives                   (196)      (205)      (256)
Net unrealized gains on securities                    344        372        428
Minimum pension liability adjustment              (23,204)   (23,215)    (9,580)
                                                  -------    -------    -------
   Accumulated other comprehensive loss           (25,721)   (25,832)   (12,422)
                                                  -------    -------    -------
     Total stockholders' equity                     9,366      6,814     19,576
                                                  -------    -------    -------
Total liabilities and stockholders' equity       $382,436   $368,996   $324,680
                                                  =======    =======    =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS


                                                 Mar. 31,             Mar. 31,
                                                  2003      Dec. 31,    2002
                                               (Unaudited)   2002   (Unaudited)
                                                ---------   -------  ---------
                    ASSETS                           (dollars in millions)

Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                        $16,977    $13,291     $14,656
Marketable securities                              3,239      2,174         781
                                                  ------     ------      ------
  Total cash and marketable securities            20,216     15,465      15,437
Accounts and notes receivable (less allowances)    6,085      5,861       5,957
Inventories (less allowances) (Note 2)            10,769      9,967       9,802
Equipment on operating leases - (less
accumulated depreciation)                          5,661      5,305       3,675
Deferred income taxes and other current assets    10,957     10,816       7,974
                                                  ------     ------      ------
  Total current assets                            53,688     47,414      42,845
Equity in net assets of nonconsolidated
  associates                                       4,990      5,044       4,871
Property - net                                    35,856     35,693      33,888
Intangible assets - net (Note 3)                  14,623     14,611      13,745
Deferred income taxes                             30,473     31,431      22,826
Other assets                                       7,753      7,781      17,494
                                                 -------    -------     -------
  Total Automotive, Communications Services,
    and Other Operations assets                  147,383    141,974     135,669
Financing and Insurance Operations
Cash and cash equivalents                         10,005      8,158       4,393
Investments in securities                         13,602     14,651      12,501
Finance receivables - net                        141,273    134,647     112,686
Investment in leases and other receivables        39,476     35,517      31,794
Other assets                                      30,697     34,049      27,637
Net receivable from Automotive, Communications
  Services, and Other Operations                     486      1,089         477
                                                 -------    -------     -------
  Total Financing and Insurance Operations
    assets                                       235,539    228,111     189,488
                                                 -------    -------     -------
Total assets                                    $382,922    $370,085   $325,157
                                                 =======    =======     =======
     LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)             $21,659    $20,169     $19,367
Loans payable                                        815      1,516       1,591
Accrued expenses                                  41,718     40,518      34,352
Net payable to Financing and Insurance
  Operations                                         486      1,089         477
                                                 -------    -------     -------
  Total current liabilities                       64,678     63,292      55,787
Long-term debt                                    19,228     16,651      16,797
Postretirement benefits other than pensions       34,291     34,275      34,719
Pensions                                          22,481     22,709      11,072
Other liabilities and deferred income taxes       15,307      15,461     13,741
                                                 -------    -------     -------
  Total Automotive, Communications Services,
    and Other Operations liabilities             155,985    152,388     132,116

Financing and Insurance Operations
Accounts payable                                   7,079      7,283       7,089
Debt                                             191,683    183,773     148,082
Other liabilities and deferred income taxes       17,974     18,993      17,528
                                                 -------    -------     -------
  Total Financing and Insurance Operations
    liabilities                                  216,736    210,049     172,699
                                                 -------    -------     -------
   Total liabilities                             372,721    362,437     304,815
Minority interests                                   835        834         766
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  560,616,422; 560,447,797; and 560,021,275
  shares) (Note 7)                                   934        936         934
Class H common stock (outstanding,
  1,107,517,793; 958,284,272;
  and 877,777,148 shares) (Note 7)                   111         96          88
Capital surplus (principally additional
paid-in capital)                                  22,808     21,583      21,589
Retained earnings                                 11,234     10,031       9,387
                                                  ------     ------      ------
   Subtotal                                       35,087     32,646      31,998
Accumulated foreign currency translation          (2,665)    (2,784)     (3,014)
adjustments
Net unrealized loss on derivatives                  (196)      (205)       (256)
Net unrealized gains on securities                   344        372         428
Minimum pension liability adjustment             (23,204)   (23,215)     (9,580)
                                                  ------     ------      ------
   Accumulated other comprehensive loss          (25,721)   (25,832)    (12,422)
                                                  ------     ------      ------
     Total stockholders' equity                    9,366      6,814      19,576
                                                 -------    -------     -------
Total liabilities and stockholders' equity      $382,922   $370,085    $325,157
                                                 =======    =======     =======


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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                     2003        2002
                                                     ----        ----
                                                  (dollars in millions)

Net cash provided by operating activities         $10,055      $7,707

Cash flows from investing activities
Expenditures for property                          (1,686)     (1,904)
Investments in marketable securities -
  acquisitions                                     (2,830)    (12,883)
Investments in marketable securities -
  liquidations                                      2,906      12,182
Net originations and purchases of mortgage
  servicing rights                                   (461)       (551)
Increase in finance receivables                   (33,775)    (32,185)
Proceeds from sales of finance receivables         23,446      28,196
Operating leases - acquisitions                    (3,661)     (2,991)
Operating leases - liquidations                     2,510       2,307
Investments in companies, net of cash acquired        (32)       (161)
Proceeds from sale of business units                1,076           -
Other                                                (504)        318
                                                   ------       -----
Net cash used in investing activities             (13,011)     (7,672)
                                                   ------       -----

Cash flows from financing activities
Net decrease in loans payable                        (585)     (6,391)
Long-term debt - borrowings                        19,391      13,667
Long-term debt - repayments                       (10,066)     (6,543)
Proceeds from issuing common stocks                     -          50
Proceeds from sales of treasury stocks                  -          19
Cash dividends paid to stockholders                  (280)       (304)
                                                    -----       -----
Net cash provided by financing activities           8,460         498
                                                    -----         ---

Effect of exchange rate changes on cash and
  cash equivalents                                     29         (39)
                                                   ------      ------
Net increase in cash and cash equivalents           5,533         494
Cash and cash equivalents at beginning of the
  period                                           21,449      18,555
                                                   ------      ------
Cash and cash equivalents at end of the period    $26,982     $19,049
                                                   ======      ======





Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Automotive, Comm.    Financing and
                                             Serv. and Other       Insurance
                                            ----------------    --------------
                                               Three Months Ended March 31,
                                            ----------------------------------
                                              2003      2002     2003     2002
                                              ----      ----     ----     ----
                                                   (dollars in millions)

Net cash provided by operating activities   $4,680    $3,762   $5,375   $3,945

Cash flows from investing activities
Expenditures for property                   (1,582)   (1,888)    (104)     (16)
Investments in marketable securities -
  acquisitions                              (1,155)     (399)  (1,675) (12,484)
Investments in marketable securities -
  liquidations                                  90       408    2,816   11,774
Net originations and purchases of mortgage
  servicing rights                               -         -     (461)    (551)
Increase in finance receivables                  -         -  (33,775) (32,185)
Proceeds from sales of finance receivables       -         -   23,446   28,196
Operating leases - acquisitions                  -         -   (3,661)  (2,991)
Operating leases - liquidations                  -         -    2,510    2,307
Investments in companies, net of cash
  acquired                                     (32)      (39)       -     (122)
Proceeds from sale of business units         1,076         -        -        -
Other                                         (306)      524     (198)    (206)
                                             -----     -----   ------    -----
Net cash used in investing activities       (1,909)   (1,394) (11,102)  (6,278)
                                             -----     -----   ------    -----

Cash flows from financing activities
Net increase (decrease) in loans payable      (733)     (811)     148   (5,580)
Long-term debt - borrowings                  2,566     6,414   16,825    7,253
Long-term debt - repayments                    (36)     (392) (10,030)  (6,151)
Proceeds from issuing common stocks              -        50        -        -
Proceeds from sales of treasury stocks           -        19        -        -
Cash dividends paid to stockholders           (280)     (304)       -        -
                                             -----     -----    -----    -----
Net cash provided by (used in) financing
  activities                                 1,517     4,976    6,943   (4,478)
                                             -----     -----    -----    -----

Effect of exchange rate changes on cash and
  cash equivalents                               1       (40)      28        1
Net transactions with Automotive/Financing
  Operations                                  (603)   (1,080)     603    1,080
                                             -----     -----    -----    -----
Net increase (decrease) in cash and cash
  equivalents                                3,686     6,224    1,847   (5,730)
Cash and cash equivalents at beginning of
  the period                                13,291     8,432    8,158   10,123
                                            ------    ------   ------   ------
Cash and cash equivalents at end of the
  period                                   $16,977   $14,656  $10,005   $4,393
                                            ======    ======   ======    =====


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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 2002 consolidated financial statements and notes thereto included in General Motors Corporation's (the Corporation, General Motors, or GM) 2002 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the U.S. Securities and Exchange Commission.
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive, Communications Services, and Other Operations
(ACO).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) ACO, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Certain amounts for 2002 were reclassified to conform with the 2003 classifications.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of stock options newly granted to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Such expense for the three months ended March 31, 2003 was $13 million, net of tax, recorded in cost of sales and other expenses. For the three months ended March 31, 2002, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for this period, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", since GM adopted SFAS No. 123 effective January 1, 2003 for newly granted options only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation (continued)

                                                Three Months Ended
                                                    March 31
                                                ------------------
                                                 2003     2002
                                                 ----     ----

Net income, as reported                        $1,483     $228
Add: stock-based compensation expense with
  respect to newly granted options, included
  in reported net income, net of related tax
  effects                                          13        -
Less: stock-based compensation expense
  determined with respect to all outstanding
  options, net of related tax effects             (57)     (94)
                                                -----      ---
Pro forma net income                           $1,439     $134
                                                =====      ===

  Earnings (losses) attributable to common
   stocks
   $1-2/3 par value     - as reported          $1,521     $325
                        - pro forma             1,499      271
   Class H              - as reported            $(38)   $(121)
                        - pro forma               (60)    (161)

  Basic earnings (losses) per share
   attributable to common stocks
   $1-2/3 par value     - as reported           $2.71    $0.58
                        - pro forma              2.67     0.48
   Class H              - as reported          $(0.04)  $(0.14)
                        - pro forma             (0.06)   (0.18)

  Diluted earnings (losses) per share
   attributable to common stocks
   $1-2/3 par value     - as reported           $2.71    $0.57
                        - pro forma              2.67     0.48
   Class H              - as reported          $(0.04)  $(0.14)
                        - pro forma             (0.06)   (0.18)

   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities (SPEs) subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.
   GM may be required to consolidate certain VIEs (previously collectively referred to as SPEs) with which it does business. Management is currently reviewing existing VIEs that may require consolidation. With respect to GM's ACO business, it is reasonably possible that certain VIEs with assets totaling approximately $1.1 billion, established exclusively to facilitate GM's ACO leasing activities, may require consolidation. Should GM default on all of its obligations with respect to its involvement in these entities, GM's maximum exposure to loss would be approximately $1.1 billion ($680 million after-tax).
   With respect to the FIO business, VIE structures are used to facilitate various activities of GMAC, including securitization of loans, mortgage funding, and other investing activities. Based on management's preliminary assessment, it is reasonably possible that VIEs with assets totaling approximately $14.0 billion may require consolidation. Management is considering revising involvement in these entities, which could have an impact on the consolidation analysis under FIN 46. In the absence of any such revisions, the consolidation of such VIEs would have the effect of increasing both assets and liabilities in an amount equal to the assets of the VIEs. GM's exposure to loss related to these entities is approximately $4.4 billion ($2.7 billion after-tax) which primarily relates to retained interests in these facilities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation (concluded)

Sale of GM Defense Business

    On March 1, 2003 GM closed the transaction to sell its GM Defense operations (light armored vehicle business) to General Dynamics Corporation for net proceeds of approximately $1.1 billion in cash. The sale resulted in a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share of GM $1-2/3 par value common stock), which was recorded in net sales and revenues in GM's Consolidated Statements of Income for Other ACO operations.

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):

                                            March 31,  Dec. 31,  March 31,
                                              2003       2002      2002
                                              -----      ----      ----


Productive material, work in process,
  and supplies                               $4,857     $4,915    $5,130
Finished product, service parts, etc.         7,693      6,859     6,517
                                             ------     ------    ------
  Total inventories at FIFO                  12,550     11,774    11,647
   Less LIFO allowance                        1,781      1,807     1,845
                                             ------     ------    ------
     Total inventories (less allowances)    $10,769     $9,967    $9,802
                                             ======      =====     =====

Note 3. Goodwill and Acquired Intangible Assets

The components of the Corporation's acquired intangible assets as of March 31, 2003, were as follows (dollars in millions):
                                               Gross                     Net
                                              Carrying   Accumulated   Carrying
                                               Amount    Amortization   Amount
                                             ----------------------------------
Automotive, Communications Services,
and Other Operations
-----------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights    $228          $5          $223
   Dealer network and subscriber base           356         183           173
                                                ---         ---           ---
      Total                                    $584        $188           396
                                                ===         ===

Non-amortizing intangible assets:
   License fees - orbital slots                                           432
                                                                          ---

      Total acquired intangible assets                                    828
                                                                        -----

   Goodwill                                                             7,103
   Pension intangible asset                                             6,692
                                                                       ------
      Total intangible assets                                         $14,623
                                                                       ======

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                 $67         $25           $42
   Trademarks and other                          39          13            26
   Covenants not to compete                      18          18             -
                                                ---          --            --
      Total                                    $124         $56            68
                                                ===          ==

      Total acquired intangible assets                                     68


Non-amortizing intangible assets:

   Goodwill                                                             3,270
                                                                        -----
      Total intangible assets                                           3,338
                                                                        =====

Total consolidated intangible assets                                  $17,961
                                                                       ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3. Goodwill and Acquired Intangible Assets (concluded)

   Estimated amortization expense in each of the next five years is as follows:
2004 - $70 million; 2005 - $47 million; 2006 - $46 million; 2007 - $46 million;
and 2008 - $43 million.
   The changes in the carrying amounts of goodwill for the quarter ended March 31, 2003, were as follows (dollars in millions):

                                          (1)     (1)     Total          Total
                            GMNA   GME   Other   Hughes    ACO    GMAC    GM
                            ----   ---   -----   ------   -----   ----   -----

Balance as of December 31,  $139  $338     $57   $6,458  $6,992 $3,273 $10,265
2002
Goodwill acquired during     104     -       -        -     104     12     116
the period
Effect of foreign currency     -     7       -        -       7     (8)     (1)
translation
Impairment losses              -     -       -        -       -     (7)     (7)
                             ---   ---      --   ------   -----  -----  ------
Balance as of
  March 31, 2003            $243  $345     $57   $6,458  $7,103 $3,270 $10,373
                             ===   ===      ==    =====   =====  =====  ======

(1) The amount recorded for Hughes excludes GM's purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company. The carrying value of $57 million in goodwill associated with the purchase is reported in the Other segment.

Note 4.  Product Warranty Liability

Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                             Three Months     Twelve Months
                                                Ended             Ended
                                            March 31, 2003    Dec. 31, 2002
                                            --------------    -------------

Beginning balance                               $8,856           $8,177
Payments                                        (1,096)          (4,182)
Increase in liability (warranties issued
  during period)                                 1,072            4,418
Adjustments to liability (pre-existing
  warranties)                                        4              323
Effect of foreign currency translation              27              120
                                                 -----            -----
Ending balance                                  $8,863           $8,856
                                                 =====            =====

Note 5.  Commitments and Contingent Matters

Commitments
   At March 31, 2003, GM had unconditionally guaranteed approximately $45 million of the debt of unaffiliated suppliers. The debt is fully collateralized with supplier company assets and accordingly no liability has been recorded. In addition, GM has entered into agreements with certain suppliers that may require GM to make payments based on changes in the suppliers' costs. GM's maximum exposure under such agreements is approximately $38 million. GM has also guaranteed a minimum value of $1.6 billion upon expiration of various leases or approximately 89% of appraised fair value at such time. These leases have terms of up to six years and many contain renewal options. At expiration, the fair values of all such properties are expected to fully mitigate GM's obligations under these guarantees. Guarantees entered into by GM during the first quarter of 2003 were not significant. Accordingly, no liabilities were recorded with respect to such guarantees.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At March 31, 2003 approximately $50 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $3.0 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Commitments and Contingent Matters (continued)

Commitments - concluded
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   On March 18, 2003, DIRECTV Latin America, LLC (DLA LLC) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The filing does not include any of its operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.
   In connection with the 2000 sale by Hughes of its satellite systems manufacturing businesses to The Boeing Company (Boeing), the stock purchase agreement provides for potential adjustment to the purchase price based upon the final closing date financial statements of the satellite systems manufacturing businesses. The stock purchase agreement also provides for a dispute resolution process to resolve any disputes that arise in determining the purchase price adjustment. Based upon the final closing date financial statements of the satellite systems manufacturing businesses that were prepared by Hughes, Boeing is owed a purchase price adjustment of $164 million plus interest at a rate of 9.5% from the date of sale, the total amount of which has been provided for in Hughes' consolidated financial statements. However, Boeing has submitted additional proposed adjustments, which are being resolved through the dispute resolution process. As of March 31, 2003, approximately $670 million of proposed adjustments remain unresolved. Hughes is contesting the matter in the arbitration process, which will result in a binding decision unless the matter is otherwise settled. Although Hughes believes it has adequately provided for the disposition of this matter, the impact of its disposition cannot be determined at this time. The final resolution of this matter could result in Hughes making a cash payment to Boeing that would be material to Hughes' consolidated results of operations and financial position.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2003. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Investment in Fiat Auto Holdings
   At the April 23, 2003, Annual General Shareholders Meeting of Fiat Auto Holdings, B.V. (FAH), FAH adopted a Euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the next eighteen months. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat has stated that it intends to participate with a Euro 3 billion contribution. Currently, GM does not plan to participate. If and to the extent GM does not participate, GM's interest in FAH may be diluted to a lesser amount and Fiat's interest may increase.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Commitments and Contingent Matters (concluded)

   As discussed in the December 31, 2002 Annual Report on Form 10-K, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat has the right to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at fair market value. Whether and when Fiat may seek to exercise the Put is unknown. It is uncertain as to whether the Put would ever be exercised due to the possibilities that it could be affected by subsequent agreements of the companies, it could become non-exercisable under other provisions of the Master Agreement, it could be rendered unenforceable by reason of actions Fiat may have taken, or Fiat may choose to not exercise the Put.
   If and when the Put is implemented, the fair market value of FAH shares would be determined by investment banks under procedures set forth in the Master Agreement. Until any such valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares is not quantifiable.
   If GM were to acquire Fiat's FAH shares and thus become the sole owner of Fiat Auto, GM would decide what, if any, additional capitalization would then be appropriate for Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions to provide any funding.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM. While GM and Fiat have discussed potential alternatives to the Master Agreement, no changes to it have been agreed upon.

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

Note 6.  Comprehensive Income (Loss)

   GM's total comprehensive income (loss) was as follows (dollars in millions):

                                                Three Months Ended
                                                    March 31,
                                              ---------------------
                                                2003         2002

Net income                                     $1,483         $228
Other comprehensive income (loss)                 111         (127)
                                                -----          ---
  Total                                        $1,594         $101
                                                =====          ===

Note 7.  Earnings Per Share Attributable to Common Stocks

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 7.  Earnings Per Share Attributable to Common Stocks (continued)

   The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
                                                       2003      2002
                                                       ----      ----
Earnings (losses) attributable to common stocks
   Earnings attributable to $1-2/3 par value         $1,521      $325
   Losses attributable to Class H                      $(38)    $(121)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks, reduced by the losses attributable to GM Class H common stock for the respective period.
   Losses attributable to GM Class H common stock represent the net loss of Hughes, adjusted to exclude: (1) the effects of GM purchase accounting adjustments arising from GM's acquisition of Hughes Aircraft Company, and (2) the write-off of goodwill for DirecTV Latin America and DirectTV Broadband recorded in Hughes' stand alone financial statements and other adjustments. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," GM evaluated the carrying value of goodwill associated with its Direct-to-Home Broadcast reporting unit in the aggregate and determined the goodwill was not impaired. In addition, the calculated losses adjusted for these items are reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes).
   The calculated losses are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (990 million and 878 million during the three months ended March 31, 2003 and 2002, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.4 billion and 1.3 billion for the three months ended March 31, 2003 and 2002, respectively.
   In addition, the denominator used may be adjusted on occasion as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees, and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   Shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. On occasion, in anticipation of exercises of stock options, Hughes purchases GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock valued at approximately $1.24 billion to certain of its U.S. employee benefit plans. The contribution increased the amount of GM Class H common stock held by GM's employee benefit plans to approximately 331 million shares and reduced GM's retained economic interest in Hughes to approximately 19.9% from 30.7%.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.  Earnings Per Share Attributable to Common Stocks (concluded)

   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):

                               $1-2/3 Par Value Common       Class H Common Stock
                                      Stock
                               ----------------------------------------------------
                                               Per Share                  Per Share
                               Income  Shares   Amount   (Loss)   Shares   Amount
                               ------  ------   ------   ------   ------   ------
Three Months Ended
  March 31, 2003
Income (loss)                  $1,521                     $(38)
Less: Dividends on preference
  stocks                            -                        -
                                -----                      ---
Basic EPS
  Income (loss) attributable
    to common stocks           $1,521    561     $2.71    $(38)     990    $(0.04)
                                                  ====                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                   -      -                 -        -
                                -----    ---               ---      ---
Diluted EPS
  Adjusted income (loss)
    attributable to sstocks    $1,521    561     $2.71    $(38)     990    $(0.04)
                                =====    ===      ====      ==      ===      ====

Three Months Ended
  March 31, 2002
Income (loss)                    $333                    $(105)
Less: Dividends on preference
  stocks                            8                       16
                                  ---                      ---
Basic EPS
  Income (loss) attributable
    to common stocks             $325    559     $0.58   $(121)     878    $(0.14)
                                                  ====                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
    stock options                   -     11                 -        -
                                  ---    ---               ---      ---
Diluted EPS
  Adjusted income (loss)
    attributable to stocks       $325    570     $0.57   $(121)     878    $(0.14)
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

Note 8.  Depreciation and Amortization

   Depreciation and amortization included in Cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows (in millions):


                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      2003      2002
                                                      ----      ----

   Depreciation                                      $1,236    $1,132
   Amortization of special tools                        702       629
   Amortization of intangible assets                     24         3
                                                    -------   --------
     Total                                           $1,962    $1,764
                                                      =====     =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 9.  Segment Reporting

   GM's reportable operating segments within its ACO business consist of General
Motors Automotive (GMA) (which is comprised of four regions: GM North America
(GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia
Pacific (GMAP)), Hughes, and Other. GM's reportable operating segments within its FIO business consist of GMAC and Other. Selected information regarding GM's reportable operating segments were as follows:

                                                                    (b)                                    Other      Total   Total
                           GMNA      GME   GMLAAM   GMAP    GMA   Hughes    Other (b)     ACO      GMAC  Financing  Financing  GM
                           ----      ---   ------   ----    ---   ------    --------      ---      ----  ---------  --------- -----
For the Three Months Ended                                     (dollars in millions)
  March 31, 2003
Manufactured products
  sales and revenues:
  External customers     $30,471  $6,357    $933  $1,016  $38,777   $2,223     $1,042   $42,042    $7,330    $(7)   $7,323   $49,365
  Intersegment              (508)    265     112     131        -        4         (4)        -         -      -         -         -
                         -------  ------  --------------   ------    -----      -----    ------     -----     --     -----    ------
   Total manufactured
     products            $29,963  $6,622  $1,045  $1,147  $38,777   $2,227     $1,038   $42,042    $7,330    $(7)   $7,323   $49,365
                          ======   =====   =====   =====   ======    =====      =====    ======     =====     ==     =====    ======
Interest income (a)        $111      $82      $7      $1     $201       $6      $(131)      $76      $998   $(70)     $928    $1,004
Interest expense           $311      $91     $17      $2     $421      $81      $(181)     $321    $1,774    $33    $1,807    $2,128
Net income (loss)          $548     $(65)   $(12)    $75     $546     $(54)      $309      $801      $699   $(17)     $682    $1,483
Segment assets (d)      $111,538 $19,536  $3,010  $1,833 $135,917  $20,310(c) $(8,844) $147,383  $235,528    $11  $235,539  $382,436

For the Three Months Ended
  March 31, 2002
Manufactured products
  sales and revenues:
  External customers     $29,743  $5,384  $1,250    $904  $37,281   $2,007       $485   $39,773    $6,353    $88    $6,441   $46,214
  Intersegment              (404)    200      51     153        -        5         (5)        -         -      -         -         -
                          ------   -----   -----   -----   ------    -----       ----    ------     -----     --     -----    ------
   Total manufactured
     products            $29,339  $5,584  $1,301  $1,057  $37,281   $2,012       $480   $39,773    $6,353    $88    $6,441   $46,214
                          ======   =====   =====   =====   ======    =====        ===    ======     =====     ==     =====    ======
Interest income (a)          $85     $64      $7      $2     $158       $4       $(89)      $73      $704   $(89)     $615      $688
Interest expense            $114     $79     $28      $2     $223      $76      $(137)     $162    $1,677    $19    $1,696    $1,858
Net income (loss)           $654   $(532)   $(40)     $7      $89    $(156)     $(142)    $(209)     $439    $(2)     $437      $228
Segment assets (d)       $97,023 $17,589  $4,017  $1,115 $119,744  $19,684(c) $(3,759) $135,669  $189,413    $75  $189,488  $324,680


(a) Interest income is included in net sales and revenues from external customers.
(b) The amount reported for Hughes excludes the unamortized GM purchase accounting adjustments of approximately $57 million.
(c) The amount reported for Hughes excludes a write-off of $739 million that was recorded in the first quarter of 2002 by Hughes in its stand-alone financial statements for goodwill impairments at DIRECTV Latin America and DIRECTV Broadband and other adjustments; in accordance with SFAS No. 142, GM evaluated the carrying value of goodwill associated with its Hughes Direct-to-Home Broadcast reporting unit in the aggregate and determined that the goodwill was not impaired.
(d) Total GM assets exclude net payable/receivable between ACO and FIO of $486 million and $477 million as of March 31, 2003 and 2002, respectively.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10. Subsequent Events

   On April 9, 2003, GM, Hughes and The News Corporation Limited (News Corp.) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM's approximately 19.9% economic interest in Hughes to News Corp. for $14 per share, or approximately $3.8 billion. GM would receive at least $3.1 billion in cash with the remainder payable in News Corp. preferred American Depositary Shares ("News Corp. ADSs") and/or cash at News Corp.'s election. News Corp. would acquire an additional 14.1% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corp. with a total of 34% of the then outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. This dividend is expected to be paid by Hughes through available cash balances.
   Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.6% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corp. ADSs and/or cash. The number of News Corp. ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corp. ADS price of $22.40. This mandatory exchange of about 17.6% of the shares of Hughes common stock for News Corp. ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.
   If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corp., would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corp., would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of which would be independent directors.
   The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.
      During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corp. transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corp. Immediately after the completion of the News Corp. transactions, all of the shares of Hughes Class B common stock held by News Corp. will be converted into Hughes common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2002 consolidated financial statements and notes thereto along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or
GM) 2002 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the U.S. Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate financial information for the following businesses:
Automotive, Communications Services, and Other Operations (ACO) and Financing and Insurance Operations (FIO).
   GM's reportable operating segments within its ACO business consist of:

   .  GM Automotive (GMA), which is comprised of four regions: GM North America
      (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP);
   . Hughes, which includes activities relating to digital entertainment, information and communications services, and satellite-based private business networks; and
   . Other, which includes the design, manufacturing, and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Sales (1)

                                       Three Months Ended March 31,
                           -----------------------------------------------------
                                      2003                      2002
                           -----------------------------------------------------
                                              GM as                    GM as
                                              a % of                   a % of
                           Industry    GM    Industry Industry    GM   Industry
                           --------    --    -------- --------    --   --------
                                           (units in thousands)
GMNA
United States
  Cars                      1,824      454     24.9%   1,900      470    24.7%
  Trucks                    1,999      564     28.2%   2,101      660    31.4%
                            -----      ---             -----    -----
  Total United States       3,823    1,018     26.6%   4,001    1,130    28.2%
Canada, Mexico, and Other     653      151     23.1%     676      178    26.3%
                              ---      ---            ------    -----
  Total GMNA                4,476    1,169     26.1%   4,677    1,308    28.0%
  GME                       4,917      473      9.6%   5,069      465     9.2%
  GMLAAM                      808      128     15.8%     905      139    15.3%
  GMAP                      4,052      166      4.1%   3,605      159     4.4%
                            -----      ---            ------    -----
Total Worldwide            14,253    1,936     13.6%  14,256    2,071    14.5%
                           ======    =====            ======    =====

Wholesale Sales (2)

                                 Three Months Ended
                                     March 31,
                               ----------------------
                                  2003        2002
                                  ----        ----
                                (units in thousands)
GMNA
  Cars                             598         612
  Trucks                           840         750
                                 -----       -----
   Total GMNA                    1,438       1,362
                                 -----       -----
GME
  Cars                             400         395
  Trucks                            27          29
                                   ---         ---
   Total GME                       427         424
                                   ---         ---
GMLAAM
  Cars                              96         111
  Trucks                            25          44
                                   ---         ---
   Total GMLAAM                    121         155
                                   ---         ---
GMAP
  Cars                              87          47
  Trucks                            55          61
                                   ---         ---
   Total GMAP                      142         108
                                   ---         ---

Total Worldwide                  2,128       2,049
                                 =====       =====

(1) GM vehicle unit sales represent the transfer of vehicle ownership from GM's initial customer (e.g. a dealer) to a final customer (e.g. a retail consumer). These vehicles are manufactured by GM or manufactured by GM's affiliates and sold either under a GM nameplate or through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.
(2) Wholesale sales represent the transfer of vehicle ownership from GM to its initial customer (e.g. a dealer). These vehicles are manufactured by GM and certain affiliates and distributed through a GM-owned distribution network.

GMA Financial Review

   GMA's net income was $546 million and net margin was 1.4% on net sales and revenues of $38.8 billion for the first quarter of 2003, compared with net income of $89 million and net margin of 0.2% on net sales and revenues of $37.3 billion for the prior year quarter. Included in the first quarter 2002 results was a $407 million restructuring charge for GME relating to the initiative implemented in the quarter to improve the competitiveness of GM's automotive operations in Europe. The remaining increase in net income and net sales and revenues from the prior year quarter was primarily due to an increase in wholesale sales and cost reductions. These favorable conditions were primarily offset by continued pricing pressures in North America and Europe as well as increased pension and other postretirement employee benefit costs (OPEB) expense in the U.S.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GMNA's net income was $548 million for the first quarter of 2003, compared with net income of $654 million for the prior year quarter. The decrease in GMNA's first quarter 2003 net income was primarily the result of unfavorable net price of (3.2%) quarter-over-quarter. Net price comprehends the percent increase/(decrease) in revenue recognized by GMNA related to changes in vehicle pricing, sales incentives offers, and any adjustments made to incentives on previously sold vehicles. Net price represents a change in the current period revenue versus the same period in the prior year for a similar vehicle. Increased pension and OPEB expenses and currency exchange losses also resulted in decreased net income from the prior year quarter. These unfavorable conditions were partially offset by increased wholesale sales volume, favorable product mix and material cost savings.
   GME's net loss was $65 million for the first quarter of 2003, compared with a net loss of $532 million for the prior year quarter. Included in the 2002 net loss was a $407 million restructuring charge relating to the initiative implemented in the quarter to improve the competitiveness of GM's automotive operations in Europe. The remaining improvement in the results in the first quarter of 2003 was primarily due to structural cost reductions at SAAB and improved wholesale sales volume. These favorable conditions were partially offset by a deterioration in net price and currency exchange losses.
   GMLAAM's net loss was $12 million for the first quarter of 2003, compared with a net loss of $40 million for the prior year quarter. The decrease in net loss for the first quarter of 2003 was primarily due to improvements in Argentina resulting from greater exchange stability and vehicle exports and cost control in Brazil. These favorable conditions were partially offset by increased losses in Venezuela related to lower industry volume, as a result of the adverse economic climate in Venezuela.
   GMAP's net income was $75 million for the first quarter of 2003, compared with net income of $7 million for the prior year quarter. The increase in net income for the first quarter of 2003 was primarily due to improved equity earnings for the Shanghai GM and Suzuki investments.

Hughes Financial Review

   Total net sales and revenues increased to $2.2 billion for the first quarter of 2003, compared with $2.0 billion for the prior year quarter. Included in the prior year quarter's net sales and revenues was a $29 million loan guarantee charge relating to a Hughes Network Systems affiliate in India. The remaining increase in net sales and revenues for the first quarter of 2003 resulted primarily from increased revenues at DIRECTV(R) U.S. due to growth in subscriber base and higher monthly revenue per subscriber.
   Hughes' net loss was $54 million for the first quarter of 2003, compared with a net loss of $156 million for the prior year quarter. Included in the 2002 net loss were after-tax charges of $18 million for a loan guarantee relating to a Hughes Network Systems affiliate in India and $51 million for a contractual dispute associated with a General Electric Capital Corporation contract. Also included in the prior quarter net loss was an after-tax gain of $59 million for the favorable resolution of a lawsuit filed against the U.S. government by Hughes on the National Aeronautics and Space Administration's breach of contract to launch 10 satellites on the Space Shuttle. The remaining decrease in the net loss for the first quarter of 2003 was primarily due to an increase in operating profit at DIRECTV U.S. due to increased revenues discussed above, reduced expenses resulting from cost saving initiatives and the approximate $32 million loss recognized by DIRECTV Latin America in the first quarter of 2002 resulting from the devaluation of Argentina's currency. These favorable factors were partially offset by a lower income tax benefit for the first quarter of 2003 due primarily to lower pre-tax losses.
   On March 18, 2003, DIRECTV Latin America, LLC (DLA LLC) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The filing does not include any of its operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Sale of GM Defense Business

   Other ACO operations included a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share of GM $1-2/3 par value common stock), recorded in net sales and revenues in GM's Consolidated Statements of Income related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation on March 1, 2003. The sale also generated net proceeds of approximately $1.1 billion in cash.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's net income was $699 million for the first quarter of 2003, compared with net income of $439 million for the prior year quarter. Income from financing operations totaled $302 million for the first quarter of 2003, compared with income of $255 million for the prior year quarter. The increase reflects a combination of higher asset levels and lower credit loss provisions, which more than offset the unfavorable effect of wider borrowing spreads and weakness in lease residuals. Income from insurance operations totaled $26 million for the first quarter of 2003, compared with income of $36 million for the prior year quarter. The overall reduction in earnings reflects a write-down of certain investment securities due to continued weakness in equity markets, partially offset by improved underwriting results. Income from mortgage operations totaled $371 million for the first quarter of 2003, compared with income of $148 million for the prior year quarter. The increased earnings from mortgage operations reflect increased production volumes in both the residential and commercial mortgage divisions.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the first quarter of 2003, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. Downgrades to GM's and GMAC's credit ratings in October 2002 have reduced GM's long-term debt rating by Standard & Poor's to BBB and A3 by Moody's (GMAC is rated A2 by Moody's). On April 9, 2003 Standard & Poor's lowered its debt rating outlook on GM and GMAC to negative from stable. On April 22, 2003 Dominion Bond Rating Service (DBRS) downgraded GM's and GMAC's senior debt rating from A to A (low) and at the same time, confirmed the commercial paper rating at R-1 (low) with a stable outlook. On April 28, 2003, Fitch affirmed GM's and GMAC's long term debt rating at A-. On May 2, 2003, Moody's placed GM's and GMAC's credit rating under review for a possible downgrade. Refer to the table below for a summary of GM's and GMAC's credit ratings. Despite these actions GM's and GMAC's access to the commercial paper and unsecured debt markets remains sufficient to meet the Corporation's capital needs. Moreover, these actions have not had a significant adverse effect on GM's and GMAC's ability to obtain bank credit or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility.

                        GM      GMAC       GM       GMAC       GM        GMAC
--------------------------------------------------------------------------------
Rating Agency            Senior Debt      Commercial Paper        Outlook
--------------------------------------------------------------------------------
DBRS                  A (low)  A (low)  R-1 (low) R-1 (low) Stable    Stable

Fitch                    A-       A-      F-2      F-2      Negative   Negative

Moody's                 A-3      A-2    Prime-2   Prime-1   Negative   Negative

S&P                     BBB      BBB      A-2      A-2      Negative   Negative

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2006, an additional $3.2 billion in committed facilities with various maturities and uncommitted lines of credit of $2.7 billion. Similarly, GMAC has a $1.5 billion syndicated line of credit committed through June 2003, $7.4 billion committed through June 2006, $4.2 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $17.8 billion. In addition, New Center Asset Trust (NCAT) has $18.1 billion of liquidity facilities committed through June 2003. Mortgage Interest Networking Trust
(MINT) has $3.8 billion of liquidity facilities committed through April 2003. Effective April 2003, MINT renewed its liquidity facility for $3.4 billion, committed through April 2004. NCAT and MINT are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper. See Off-Balance Sheet Arrangements for more discussion.

Automotive, Communications Services, and Other Operations

   At March 31, 2003, cash, marketable securities, and $3.4 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $23.6 billion, compared with cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities totaling $18.5 billion at December 31, 2002 and $18.4 billion at March 31, 2002. The increase from December 31, 2002 was primarily due to earnings from automotive operations, sale of the GM Defense business, favorable working capital and approximately $2.0 billion of financing initiatives at Hughes. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $6.4 billion at March 31, 2003, compared with $5.8 billion at December 31, 2002 and $5.2 billion at March 31, 2002. GM previously indicated that it had a goal of maintaining $13.0 billion of cash and marketable securities in order to continue funding product development programs throughout the next downturn in the business cycle. This $13.0 billion target includes cash to pay certain costs that were pre-funded in part by VEBA contributions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)

   Long-term debt was $19.2 billion at March 31, 2003, compared with $16.7 billion at December 31, 2002 and $16.8 billion at March 31, 2002. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 181.0% at March 31, 2003, compared with 267.0% at December 31, 2002 and 82.5% at March 31, 2002. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 175.2% at March 31, 2003, compared with 234.3% at December 31, 2002 and 83.8% at March 31, 2002.
   Net liquidity, calculated as cash, marketable securities, and $3.4 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was $3.6 billion at March 31, 2003, compared with, including $3.0 billion of assets of the VEBA, $298 million at December 31, 2002 and $49 million at March 31, 2002.
    In order to provide financial flexibility to GM and its suppliers, GM maintains a two-part financing program through GECC wherein GECC (1) purchases GM receivables at a discount from GM suppliers prior to the due date of those receivables, and pays on behalf of GM the amount due on other receivables which have reached their due date (the first part) and (2) from time to time allows GM to defer payment to GECC with respect to all or a portion of receivables which it has purchased or paid on behalf of GM, which deferral could last from 10 days and up to 40 days.
   To the extent GECC can realize favorable economics from transactions arising in the first part of the program, they are shared with GM. Whenever GECC and GM agree that GM will defer payment beyond the normal due date for receivables under the second part of the program, GM becomes obligated to pay interest for the period of such deferral. Outstanding balances of GM receivables held by GECC are classified as accounts payable in GM's financial statements. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB-with a negative outlook (GM's current rating is BBB with a negative outlook) or below BBB-, or a rating by Moody's of Baa3 (GM's current rating is A3) with a negative outlook or below Baa3, the program would be unavailable to GM and its suppliers. The maximum amount permitted under the program is $2 billion. At March 31, 2003, the outstanding balance under the first part of the program amounted to approximately $1.4 billion, and there was no outstanding balance under the second part of the program.

Financing and Insurance Operations

   At March 31, 2003, GMAC's consolidated assets totaled $235.5 billion, compared with $227.7 billion at December 31, 2002 and $189.4 billion at March 31, 2002. The increase from December 31, 2002 was primarily the result of an increase in earning assets such as finance receivables and loans. The continued use of GM sponsored special rate financing programs, combined with an increased use of securitizations structured as financing transactions (primarily in mortgage operations) resulted in an increase in consumer finance receivables and loans. Additional asset growth was the result of an increase in wholesale receivables outstanding due to higher dealer inventories.
   Consistent with the growth in assets, GMAC's total debt increased to $191.0 billion at March 31, 2003, compared with $183.1 billion at December 31, 2002 and $147.0 billion at March 31, 2002. GMAC's ratio of total debt to total stockholder's equity at March 31, 2003 and December 31, 2002 was 10.3:1, compared with 8.9:1 at March 31, 2002. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Liquidity is managed to preserve stable, reliable and cost effective sources of cash to meet all current and future obligations. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. A weak corporate bond market, combined with further negative rating agency actions, increased GMAC's unsecured borrowing spreads. As a result, GMAC continues to place greater emphasis on securitization and retail debt in its funding mix. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will continue at levels sufficient to meet GMAC's funding needs.

Investment in Fiat Auto Holdings

   At the April 23, 2003, Annual General Shareholders Meeting of Fiat Auto Holdings, B.V. (FAH), FAH adopted a Euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the next eighteen months. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat has stated that it intends to participate with a Euro 3 billion contribution. Currently, GM does not plan to participate. If and to the extent GM does not participate, GM's interest in FAH may be diluted to a lesser amount and Fiat's interest may increase.
   As discussed in the December 31, 2002 Annual Report on Form 10-K, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat has the right to exercise a put option (the "Put") to require GM to purchase Fiat's

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investment in Fiat Auto Holdings (concluded)

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

Automotive, Communications Services, and        March 31,   Dec. 31,  March 31,
Other Operations                                  2003        2002       2002
----------------------------------------     ----------------------------------
Assets leased under operating leases             $2,685      $2,904     $2,678
Trade receivables sold                              407         439        453
                                                 ------      ------     ------
  Total                                          $3,092      $3,343     $3,131
                                                 ======      ======     ======

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
  - Mortgage loans                             $108,854    $112,128   $110,623
  - Retail finance receivables                   14,855      16,164     12,732
  - Wholesale finance receivables                17,520      17,415     16,244
                                               --------    --------   --------
  Total                                        $141,229    $145,707   $139,599
                                               ========    ========   ========

   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements  (concluded)

entities (SPEs) subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.
   GM may be required to consolidate certain VIEs (previously collectively referred to as SPEs) with which it does business. Management is currently reviewing existing VIEs that may require consolidation. With respect to GM's ACO business, it is reasonably possible that certain VIEs with assets totaling approximately $1.1 billion, established exclusively to facilitate GM's ACO leasing activities, may require consolidation. Should GM default on all of its obligations with respect to its involvement in these entities, GM's maximum exposure to loss would be approximately $1.1 billion ($680 million after-tax).
   With respect to the FIO business, VIE structures are used to facilitate various activities of GMAC, including securitization of loans, mortgage funding, and other investing activities. Based on management's preliminary assessment, it is reasonably possible that VIEs with assets totaling approximately $14.0 billion may require consolidation. Management is considering revising involvement in these entities, which could have an impact on the consolidation analysis under FIN 46. In the absence of any such revisions, the consolidation of such VIEs would have the effect of increasing both assets and liabilities in an amount equal to the assets of the VIEs. GM's exposure to loss related to these entities is approximately $4.4 billion ($2.7 billion after-tax) which primarily relates to retained interests in these facilities.

BOOK VALUE PER SHARE

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $11.98 at March 31, 2003, compared with $9.06 at December 31, 2002 and $24.58 at March 31, 2002. Book value per share of GM Class H common stock was $2.40 at March 31, 2003, compared with $1.81 at December 31, 2002 and $4.92 at March 31, 2002.

DIVIDENDS

   Dividends may be paid on GM's common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On February 4, 2003, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid March 10, 2003, to holders of record on February 14, 2003. With respect to GM Class H common stock, the GM Board has determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its businesses.

EUROPEAN MATTERS

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CONTRIBUTION OF GM CLASS H COMMON STOCK

   On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock valued at approximately $1.24 billion to certain of its U.S. employee benefit plans. The contribution increased the amount of GM Class H common stock held by GM's employee benefit plans to approximately 331 million shares and reduced GM's retained economic interest in Hughes to approximately 19.9% from 30.7%.

HUGHES TRANSACTIONS

   On April 9, 2003, GM, Hughes and The News Corporation Limited (News Corp.) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM's approximately 19.9% economic interest in Hughes to News Corp. for $14 per share, or approximately $3.8 billion. GM would receive at least $3.1 billion in cash with the remainder payable in News Corp. preferred American Depositary Shares ("News Corp. ADSs") and/or cash at News Corp.'s election. News Corp. would acquire an additional 14.1% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corp. with a total of 34% of the then outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. This dividend is expected to be paid by Hughes through available cash balances.
   Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.6% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corp. ADSs and/or cash. The number of News Corp. ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corp. ADS price of $22.40. This mandatory exchange of about 17.6% of the shares of Hughes common stock for News Corp. ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.
   If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corp., would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corp., would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of which would be independent directors.
   The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.

INVESTMENT IN GM DAEWOO

   As of December 31, 2002, GM had invested $251 million in GM Daewoo Auto & Technology Company (GM Daewoo) common stock. The original transaction agreements contemplated the Daewoo Creditor Group receiving approximately 82 million shares (of the total 250 million of authorized shares for this transaction) for a projected 33% equity participation in GM Daewoo, with the remaining shares allocated to GM, Suzuki Motor Corporation and Shanghai Automotive Industry Corporation (SAIC) for projected ownership of 42.1%, 14.9% and 10% in GM Daewoo, respectively.
   The Korea Development Bank (KDB), which was the sole member of the Daewoo Creditor Group at closing, subscribed for only 29.9% of the total common shares. Through June 30, 2003, GM and the other shareholders have the option to subscribe for the unsubscribed shares. Under the assumption that GM and the other shareholders do not subscribe for the remaining authorized shares, GM expects the capital structure to be allocated based on GM, Suzuki, SAIC and KDB owning 44.6%, 14.9%, 10.6% and 29.9%, respectively. GM will continue to account for its investment in GM Daewoo using the equity method.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EMPLOYMENT AND PAYROLLS

Worldwide employment at March 31, (in thousands)      2003      2002
                                                      ----      ----

  GMNA                                                194        201
  GME                                                  66         71
  GMLAAM                                               23         24
  GMAP                                                 12         11
  Hughes                                               11         12
  GMAC                                                 32         30
  Other                                                 7         10
                                                      ---        ---
   Total employees                                    345        359
                                                      ===        ===


                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                      2003      2002
                                                      ----      ----
Worldwide payrolls - (in billions)
                                                      $5.4      $5.0
                                                       ===       ===

CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
   GM has identified a number of critical accounting estimates. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material effect on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period.
   GM's critical accounting estimates relate to the following areas: sales allowances, policy and warranty, impairment of long-lived assets, pension and OPEB costs, postemployment benefits, allowance for credit losses, investments in operating leases, mortgage servicing rights, and accounting for derivatives and other contracts at fair value. These critical accounting estimates are discussed in the Corporation's 2002 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
   Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates. There have been no material changes to the Corporation's significant accounting policies that affected the Corporation's financial condition or results of operations in the first quarter of 2003.


                                  * * * * * * *


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


                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became party during the quarter ended March 31, 2003, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   In March 2003, the Michigan Department of Environmental Quality (MDEQ) asserted a claim for penalties in excess of $100,000 relating to various alleged violations of air discharge regulations at the GM-Powertrain Saginaw Metal Castings Plant. Officials of GM and the MDEQ continue to discuss resolution of these matters.

                                      * * *

   On January 20, 2003, the Georgia Department of Natural Resources (GDNR) delivered a proposed consent order to GM with respect to alleged violations of hazardous waste regulations at GM's plant in Doraville, Georgia seeking fines in excess of $100,000. Officials of GM and the GDNR continue to discuss resolution of this matter.

                                      * * *

Other Matters

   On April 11 and 14, 2003, two purported class actions (Young v. Pearce, et al.; Silverstein v. Pearce, et al.) were filed in Delaware Chancery Court on behalf of owners of GM Class H shares against Hughes Electronics Corporation, General Motors Corporation, News Corporation and the Hughes directors. On April 11 and 15, 2003, two purported class actions (Matcovsky, et al. v. Hughes Electronics Corporation, et al.; Brody v. Hughes Electronics Corporation, et al.) were filed in Superior Court in Los Angeles, California, against Hughes, GM and the Hughes and GM directors. The lawsuits allege that the proposed transactions involving News Corp.'s acquisition of a 34% interest in Hughes provides benefits to GM not available to all GM Class H shareholders, in violation of fiduciary duties. GM, Hughes and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

                                     * * *

   In addition to the above cases, two other purported stockholder class actions which name only General Motors and the GM directors have been brought in Delaware Chancery Court challenging the recently announced agreements with News Corp., Wyser-Pratte Management Company v. General Motors Corporation, et al., which was filed April 18, 2003, and Robert LaMarche v. General Motors Corporation, et al., which was filed April 28, 2003. The cases allege that GM and the GM directors performed ultra vires acts and that the GM directors breached their fiduciary duties by approving a transaction that is more favorable to the holders of GM $1-2/3 par value common stock than the holders of GM Class H Common Stock. They claim that the holders of GM Class H Common Stock will be treated unfairly because (i) GM will receive mostly cash for its shares while the holders of GM Class H Common Stock will receive News Corp. ADSs that may fluctuate in value, (ii) GM will be receiving a $275 million payment from Hughes, (iii) a substantial number of shares of GM Class H Common Stock were contributed to various GM employee benefit plans prior to announcement of the deal to improve the prospects of shareholder approval, and (iv) the transaction was announced just prior to the announcement of improved financial results at Hughes and PanAmSat to make it appear that holders of GM Class H Common Stock would receive a premium that would exceed the 20 percent recapitalization premium provided for in the GM Restated Certificate of Incorporation, as amended. Plaintiffs seek to enjoin the shareholder vote on the sale of GM's interest in Hughes, enjoin the transactions from proceeding and unspecified damages. GM and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit                                                                Page
Number      Exhibit Name                                               Number
------      ------------                                               ------

(99)        Hughes Electronics Corporation Financial Statements
              and Management's  Discussion and Analysis of
              Financial Condition and Results of Operations              32
(99.1)      Certification of the Chief Executive Officer Pursuant
              to 18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002              79
(99.2)      Certification of the Chief Financial Officer Pursuant
              to 18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002              80



(b) Reports on Form 8-K
   Fifteen reports on Form 8-K, were filed January 3, 2003, January 9, 2003*(2), January 10, 2003**, January 16, 2003, February 3, 2003, February 13, 2003*,
February 25, 2003, February 27, 2003*, February 28, 2003, March 3, 2003 (2),
March 7, 2003, March 19, 2003, and March 20, 2003 during the quarter ended March 31, 2003 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

--------------------------
* Reports submitted to the U.S. Securities and Exchange Commission under Item 9, Regulation FD Disclosure. Pursuant to General Instruction B of Form 8-K the reports submitted under Item 9 are not deemed to be "filed" for the purpose of
Section 18 of the Securities Exchange Act of 1934 and we are not subject to the liabilities of that section. We are not incorporating, and will not incorporate by reference these reports into a filing under the Securities Act or the Exchange Act.

** Includes a Form 8-K Amendment by subsequent filing on the following day.


                                   * * * * * *




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          (Registrant)

Date:  May 8, 2003                   By:  /s/PETER R. BIBLE.
                                     ---  -------------------------
                                          (Peter R. Bible,
                                          Chief Accounting Officer)

                                  CERTIFICATION


I, G. Richard Wagoner, Jr., Chairman and Chief Executive Officer, certify that:

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




Date:  May 8, 2003


                                          /s/ G. RICHARD WAGONER, JR.
                                          ---------------------------
                                          G. Richard Wagoner, Jr.
                                          Chairman and Chief Executive Officer

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




Date:  May 8, 2003



                                          /s/ JOHN M. DEVINE
                                          -------------------------
                                          John M. Devine
                                          Vice Chairman and
                                          Chief Financial Officer