Form 10-Q
period 2003-06-30
GENERAL MOTORS CORP
filed 2003-08-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2003


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
                         ---    ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X . No   .
                                        ---    ---

     As of July 31, 2003, there were outstanding 560,718,432 shares of the issuer's $1-2/3 par value common stock and 1,108,336,710 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I - Financial Information (Unaudited)

      Item 1. Financial Statements

              Consolidated Statements of Income for the Three Months
                and Six Months  Ended June 30, 2003 and 2002                3

              Supplemental Information to the Consolidated Statements
                of Income for the Three Months and Six Months
                Ended June 30, 2003 and 2002                                4

              Consolidated Balance Sheets as of June 30, 2003,
                December 31, 2002, and June 30, 2002                        5


              Supplemental Information to the Consolidated Balance
                Sheets as of  June 30, 2003, December 31, 2002,
                and June 30, 2002                                           6

              Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2003 and 2002                     7


              Supplemental Information to the Condensed Consolidated
                Statements of Cash Flows for the Six Months Ended
                June 30, 2003 and 2002                                      8

              Notes to Consolidated Financial Statements                    9

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        22


      Item 4. Controls and Procedures                                      32

Part II - Other Information (Unaudited)

      Item 1. Legal Proceedings                                            33

      Item 4  Submission of Matters to a Vote of Security Holders          35

      Item 6. Exhibits and Reports on Form 8-K                             37

Signatures                                                                 37

Exhibit 31.1  Section 302 Certification of the Chief Executive Officer     38
Exhibit 31.2  Section 302 Certification of the Chief Financial Officer     39
Exhibit 32.1  Certification of the Chief Executive Officer Pursuant to
                18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002              40
Exhibit 32.2  Certification of the Chief Executive Officer Pursuant to
                18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002              41
Exhibit 99    Hughes Electronics Corporation Financial Statements
                (Unaudited) and Management's Discussion and
                Analysis of Financial Condition and Results of Operations  42

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2003      2002       2003     2002
                                      ----      ----       ----     ----
                                    (dollars in millions except per share
                                                   amounts)

Total net sales and revenues        $48,308   $48,339   $97,673    $94,553
                                     ------    ------    ------     ------
Cost of sales and other expenses     38,940    38,396    78,323     76,797
Selling, general, and
administrative expenses               6,083     6,090    11,789     11,691
Interest expense                      2,265     2,072     4,393      3,930
                                     ------    ------    ------     ------
  Total costs and expenses           47,288    46,558    94,505     92,418
                                     ------    ------    ------     ------
Income before income taxes and
minority interests                    1,020     1,781     3,168      2,135
Income tax expense                      265       563       921        688
Equity income (loss) and minority
  interests                             146        74       137         73
                                        ---     -----     -----      -----

  Net income                            901     1,292     2,384      1,520
Dividends on preference stocks            -       (23)        -        (47)
                                        ---     -----     -----      -----
  Earnings attributable to common
    stocks                             $901    $1,269    $2,384     $1,473
                                        ===     =====     =====      =====


Basic earnings (losses) per share
attributable to common stocks
(Note 7)
Earnings per share attributable to
  $1-2/3 par value                    $1.58     $2.48     $4.30      $3.06
                                       ====      ====      ====       ====

Earnings (losses) per share
  attributable to Class H             $0.02    $(0.14)   $(0.02)    $(0.27)
                                       ====      ====      ====       ====


Earnings (losses) per share
attributable to common stocks
assuming dilution (Note 7)
Earnings per share attributable to
  $1-2/3 par value                    $1.58     $2.43     $4.29      $3.02
                                       ====      ====      ====       ====

Earnings (losses) per share
  attributable to Class H             $0.02    $(0.14)   $(0.02)    $(0.27)
                                       ====      ====      ====       ====





Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                         --------              --------
                                      2003      2002      2003      2002
                                      ----      ----      ----      ----
                                             (dollars in millions)
AUTOMOTIVE, COMMUNICATIONS SERVICES, AND OTHER OPERATIONS

Total net sales and revenues        $40,732   $41,718   $82,774   $81,491
                                     ------    ------    ------    ------
Cost of sales and other expenses     36,839    36,461    74,152    72,672
Selling, general, and
administrative expenses               3,781     3,818     7,122     7,508
Interest expense                        402       302       723       464
                                     ------    ------    ------    ------
  Total costs and expenses           41,022    40,581    81,997    80,644
Net expense from transactions with
  Financing and Insurance                34        46        75       136
                                     ------    ------    ------    ------
Operations
(Loss) income before income taxes
  and minority interests               (324)    1,091       702       711
Income tax (benefit) expense           (235)      311        (9)      151
Equity income (loss) and minority
  interests                             147        80       148        91
                                     ------    ------    ------    ------

  Net income  - Automotive,
  Communications Services, and Other
  Operations                            $58      $860      $859      $651
                                         ==       ===       ===       ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                       $7,576    $6,621   $14,899   $13,062
                                      -----     -----    ------    ------

Interest expense                      1,863     1,770     3,670     3,466
Depreciation and amortization
expense                               1,578     1,353     3,084     2,714
Operating and other expenses          2,068     1,951     4,245     3,856
Provisions for financing and
  insurance losses                      757       903     1,509     1,738
                                      -----     -----    ------    ------

  Total costs and expenses            6,266     5,977    12,508    11,774
                                      -----     -----    ------    ------
Net income from transactions with
  Automotive, Communications
  Services, and Other Operations        (34)      (46)      (75)     (136)
                                      -----       ---     -----     -----

Income before income taxes and
  minority interests                  1,344       690     2,466     1,424
Income tax expense                      500       252       930       537
Equity income (loss) and minority
  interests                              (1)       (6)      (11)      (18)
                                      -----       ---     -----     -----

  Net income - Financing and
  Insurance   Operations               $843      $432    $1,525      $869
                                        ===       ===     =====       ===


The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive, Communications Services, and Other Operations; and (2) Financing and Insurance Operations.


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                June 30,              June 30,
                                                   2003     Dec. 31,    2002
                                              (Unaudited)    2002   (Unaudited)
                                              -----------    ----   -----------
                    ASSETS                           (dollars in millions)

Cash and cash equivalents                        $31,009   $21,449     $18,363
Marketable securities                             18,777    16,825      14,304
                                                  ------    ------      ------
  Total cash and marketable securities            49,786    38,274      32,667
Finance receivables - net                        153,600   134,647     119,636
Accounts and notes receivable (less allowances)   19,420    15,715      12,677
Inventories (less allowances) (Note 2)            11,093     9,967       9,757
Deferred income taxes                             39,116    39,865      28,702
Equipment on operating leases - (less
  accumulated depreciation)                       36,576    32,988      33,598
Equity in net assets of nonconsolidated
  associates                                       5,249     5,044       5,115
Property - net                                    38,384    37,514      36,451
Intangible assets - net (Note 3)                  18,068    17,954      17,061
Other assets                                      39,553    37,028      40,665
                                                 -------    -------    -------
  Total assets                                  $410,845   $368,996   $336,329
                                                 =======    =======    =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)             $27,402   $25,082     $23,983
Notes and loans payable                          232,150   201,940     177,035
Postretirement benefits other than pensions       38,618    38,186      37,844
Pensions                                          23,968    22,762       9,451
Deferred income taxes                              7,359     7,178       6,851
Accrued expenses and other liabilities            69,976    66,200      59,686
                                                 -------   -------     -------
  Total liabilities                              399,473   361,348     314,850
Minority interests                                   991       834         788
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  560,712,564; 560,447,797; and
  560,223,424 shares) (Note 7)                       935       936         936

Class H common stock (outstanding,
  1,108,139,876; 958,284,272;
  and 958,005,494 shares) (Note 7)                   111        96          96
Capital surplus (principally additional
  paid-in capital)                                22,815    21,583      21,557
Retained earnings                                 11,855    10,031      10,376
                                                  ------    ------      ------
   Subtotal                                       35,716    32,646      32,965
Accumulated foreign currency translation
  adjustments                                     (2,292)   (2,784)     (2,770)
Net unrealized loss on derivatives                  (205)     (205)       (188)
Net unrealized gains on securities                   612       372         268
Minimum pension liability adjustment             (23,450)  (23,215)     (9,584)
                                                  ------    ------      ------
   Accumulated other comprehensive loss          (25,335)  (25,832)    (12,274)
                                                  ------    ------      ------
     Total stockholders' equity                   10,381     6,814      20,691
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $410,845  $368,996    $336,329
                                                 =======   =======     =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS


                                                June 30,              June 30,
                                                   2003     Dec. 31,    2002
                                              (Unaudited)    2002   (Unaudited)
                                              -----------    ----   -----------
                     ASSETS                          (dollars in millions)
Automotive, Communications Services, and Other
Operations
Cash and cash equivalents                        $18,582   $13,291     $14,421
Marketable securities                              4,913     2,174       1,014
                                                 -------   -------     -------
  Total cash and marketable securities            23,495    15,465      15,435
Accounts and notes receivable (less allowances)    6,584     5,861       5,686
Inventories (less allowances) (Note 2)            11,093     9,967       9,757
Equipment on operating leases - (less
  accumulated depreciation)                        5,946     5,305       4,390
Deferred income taxes and other current assets    10,917    10,816       8,730
                                                  ------    ------      ------
  Total current assets                            58,035    47,414      43,998
Equity in net assets of nonconsolidated            5,249     5,044       5,115
associates
Property - net                                    36,407    35,693      34,738
Intangible assets - net (Note 3)                  14,715    14,611      13,763
Deferred income taxes                             30,496    31,431      22,138
Other assets                                       8,016     7,781      17,307
                                                 -------   -------     -------
  Total Automotive, Communications Services, and
   Other Operations assets                       152,918   141,974     137,059
Financing and Insurance Operations
Cash and cash equivalents                         12,427     8,158       3,942
Investments in securities                         13,864    14,651      13,290
Finance receivables - net                        153,600   134,647     119,636
Investment in leases and other receivables        41,470    35,517      34,168
Other assets                                      36,566    34,049      28,234
Net receivable from Automotive, Communications
  Services, and Other Operations                   1,128     1,089         638
                                                 -------   -------     -------
  Total Financing and Insurance
    Operations assets                            259,055   228,111     199,908
                                                 -------   -------     -------
Total assets                                    $411,973  $370,085    $336,967
                                                 =======   =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services, and Other
Operations
Accounts payable (principally trade)             $21,351   $20,169     $19,459
Loans payable                                        705     1,516       1,545
Accrued expenses                                  43,720    40,518      36,513
Net payable to Financing and
  Insurance Operations                             1,128     1,089         638
                                                 -------   -------     -------
  Total current liabilities                       66,904    63,292      58,155
Long-term debt                                    20,513    16,651      16,831
Postretirement benefits other than pensions       34,674    34,275      33,990
Pensions                                          23,901    22,709       9,410
Other liabilities and deferred income taxes       15,634    15,461      14,506
                                                 -------   -------     -------
  Total Automotive, Communications Services, and
   Other Operations liabilities                  161,626   152,388     132,892
Financing and Insurance Operations
Accounts payable                                   6,051     4,913       4,524
Debt                                             210,932   183,773     158,659
Other liabilities and deferred income taxes       21,992    21,363      19,413
                                                 -------   -------     -------
  Total Financing and Insurance Operations
    liabilities                                  238,975   210,049     182,596
                                                 -------   -------     -------

   Total liabilities                             400,601   362,437     315,488
Minority interests                                   991       834         788
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  560,712,564;  560,447,797; and
  560,223,424 shares) (Note 7)                       935       936         936
Class H common stock (outstanding,
  1,108,139,876; 958,284,272;
  and 958,005,494 shares) (Note 7)                   111        96          96
Capital surplus (principally additional paid-in
  capital)                                        22,815    21,583      21,557
Retained earnings                                 11,855    10,031      10,376
                                                  ------    ------      ------
   Subtotal                                       35,716    32,646      32,965
Accumulated foreign currency translation
  adjustments                                     (2,292)   (2,784)     (2,770)
Net unrealized loss on derivatives                  (205)     (205)       (188)
Net unrealized gains on securities                   612       372         268
Minimum pension liability adjustment             (23,450)  (23,215)     (9,584)
                                                  ------    ------     -------
   Accumulated other comprehensive loss          (25,335)  (25,832)    (12,274)
                                                  ------    ------     -------
     Total stockholders' equity                   10,381     6,814      20,691
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $411,973  $370,085    $336,967
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months Ended June
                                                            30,
                                                  -----------------------
                                                     2003        2002
                                                     ----        ----
                                                 (dollars in millions)
Net cash provided by operating activities         $13,079     $12,876

Cash flows from investing activities
Expenditures for property                          (3,325)     (3,540)
Investments in marketable securities -
  acquisitions                                     (7,200)    (24,374)
Investments in marketable securities -
  liquidations                                      5,804      22,310
Net originations and purchases of mortgage
  servicing rights                                 (1,152)       (959)
Increase in finance receivables                   (71,636)    (67,200)
Proceeds from sales of finance receivables         49,635      56,852
Operating leases - acquisitions                    (6,728)     (7,053)
Operating leases - liquidations                     5,668       5,016
Investments in companies, net of cash acquired        (70)       (274)
Proceeds from sale of business units                1,076           -
Other                                              (1,111)        205
                                                   ------      ------
Net cash used in investing activities             (29,039)    (19,017)
                                                   ------      ------

Cash flows from financing activities
Net increase (decrease) in loans payable              825        (632)
Long-term debt - borrowings                        42,622      18,473
Long-term debt - repayments                       (17,803)    (11,407)
Repurchases of common and preference stocks             -         (97)
Proceeds from issuing common stocks                     -          69
Proceeds from sales of treasury stocks                  -          19
Cash dividends paid to stockholders                  (560)       (607)
                                                   ------      ------
Net cash provided by financing activities          25,084       5,818
                                                   ------       -----

Effect of exchange rate changes on cash and
  cash equivalents                                    436         131
                                                   ------      ------
Net increase (decrease) in cash and cash
  equivalents                                       9,560        (192)
Cash and cash equivalents at beginning of the
  period                                           21,449      18,555
                                                   ------      ------
Cash and cash equivalents at end of the period    $31,009     $18,363
                                                   ======      ======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTAL INFORMATION TO THE
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Automotive, Comm.    Financing and
                                             Serv. and Other       Insurance
                                                 Six Months Ended June 30,
                                            ------------------------------------
                                              2003     2002      2003     2002
                                              ----     ----      ----     ----
                                                   (dollars in millions)
Net cash provided by operating activities   $7,407    $5,580   $5,672   $7,296

Cash flows from investing activities
Expenditures for property                   (2,941)   (3,494)    (384)     (46)
Investments in marketable securities -
  acquisitions                              (2,839)     (802)  (4,361)  (23,572)
Investments in marketable securities -
  liquidations                                 100       578    5,704   21,732
Net originations and purchases of mortgage
  servicing rights                               -         -   (1,152)    (959)
Increase in finance receivables                  -         -  (71,636) (67,200)
Proceeds from sales of finance receivables       -         -   49,635   56,852
Operating leases - acquisitions                  -         -   (6,728)  (7,053)
Operating leases - liquidations                            -    5,668    5,016
Investments in companies, net of cash
  acquired                                     (70)     (124)       -     (150)
Proceeds from sale of business units         1,076         -        -        -
Other                                         (175)      510     (936)    (305)
                                             -----     -----   ------   ------
Net cash used in investing activities       (4,849)   (3,332) (24,190)  15,685)
                                             -----     -----   ------   ------

Cash flows from financing activities
Net increase (decrease) in loans payable      (943)     (857)   1,768      225
Long-term debt - borrowings                  4,060     6,186   38,562   12,287
Long-term debt - repayments                   (236)     (183) (17,567) (11,224)
Repurchase of common and preference stocks       -       (97)       -        -
Proceeds from issuing common stocks              -        69        -        -
Proceeds from sales of treasury stocks           -        19        -        -
Cash dividends paid to stockholders           (560)     (607)       -        -
                                             -----     -----   ------    -----
Net cash provided by financing activities    2,321     4,530   22,763    1,288
                                             -----     -----   ------    -----

Effect of exchange rate changes on cash and
  cash equivalents                             373       130       63        1
Net transactions with Automotive/Financing
  Operations                                    39      (919)     (39)     919
                                            ------    ------   ------   ------
Net increase (decrease) in cash and cash
  equivalents                                5,291     5,989    4,269   (6,181)
Cash and cash equivalents at beginning of
  the period                                13,291     8,432    8,158   10,123
                                            ------    ------   ------   ------
Cash and cash equivalents at end of the
  period                                   $18,582   $14,421  $12,427   $3,942
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 2002 consolidated financial statements and notes thereto included in General Motors Corporation's (the Corporation, General Motors, or GM) 2002 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the U.S. Securities and Exchange Commission.
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive, Communications Services, and Other Operations
(ACO).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) ACO, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing, fleet leasing, dealer financing, vehicle extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Certain amounts for 2002 were reclassified to conform with the 2003 classifications.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of stock options newly granted to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Such expense for the three and six months ended June 30, 2003 was $11 million and $24 million, net of tax, recorded in cost of sales and other expenses. For the three and six months ended June 30, 2002, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003 for newly granted options only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation (continued)

                                                 Three Months      Six Months
                                                Ended June 30,   Ended June 30,
                                                --------------   --------------
                                                 2003     2002    2003    2002
                                                 ----     ----    ----    ----
Net income, as reported                          $901   $1,292   $2,384  $1,520
Add: stock-based compensation expense with
   respect to newly granted options, included in
   reported net income, net of related tax
   effects                                         11        -       24       -
Less: stock-based compensation expense
   determined with respect to all outstanding
   options, net of related tax effects            (49)     (82)    (106)   (176)
                                                  ---    -----    -----   -----
Pro forma net income                             $863   $1,210   $2,302  $1,344
                                                  ===    =====    =====   =====


  Earnings (losses) attributable to common
   stocks
   $1-2/3 par value - as reported                $884   $1,389   $2,408  $1,715
                    - pro forma                   864    1,338    2,367   1,610
   Class H          - as reported                 $17    $(120)    $(24)  $(242)
                    - pro forma                    (1)    (151)     (65)   (313)

  Basic earnings (losses) per share
   attributable to common stocks
   $1-2/3 par value - as reported               $1.58    $2.48    $4.30   $3.06
                    - pro forma                  1.54     2.39     4.22    2.87
   Class H          - as reported               $0.02   $(0.14)  $(0.02) $(0.27)
                    - pro forma                     -    (0.17)   (0.06)  (0.36)

  Diluted earnings (losses) per share
   attributable to common stocks
   $1-2/3 par value - as reported               $1.58    $2.43    $4.29   $3.02
                    - pro forma                  1.54     2.34     4.22    2.83
   Class H          - as reported               $0.02   $(0.14)  $(0.02) $(0.27)
                    - pro forma                     -    (0.17)   (0.06)  (0.36)

   In December 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002 (see Note 5).
   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities (QSPEs) subject to the requirements of SFAS No. 140, VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.
   Management is currently reviewing existing VIEs that may require consolidation. With respect to GM's ACO business, it is reasonably possible that certain VIEs with assets totaling approximately $1.2 billion, established exclusively to facilitate GM's ACO leasing activities, may require consolidation. Should GM default on all of its obligations with respect to its involvement in these entities, GM's maximum exposure to loss would be approximately $1.2 billion ($740 million after-tax).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation (concluded)

   With respect to the FIO business, VIE structures are used to facilitate various activities of GMAC, including securitization of loans, mortgage funding, and other investing activities. Management has completed its analysis of its VIEs to determine if GMAC is the primary beneficiary and if consolidation is required effective July 1, 2003. Based on the results of this analysis, management anticipates that VIEs with approximately $4.1 billion in assets will be consolidated on GMAC's balance sheet due to the implementation of FIN 46. GM's maximum exposure to loss related to these entities is approximately $2.4 billion ($1.5 billion after-tax) which primarily relates to retained interests in these facilities.
   Due to the complexity and the evolving interpretations of the new guidance, management continues to assess the effects of FIN 46 on all of its interests in variable interest entities.
   In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.
   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):

                                             June 30,  Dec. 31,  June 30,
                                              2003       2002      2002
                                              -----      ----      ----

Productive material, work in process, and
   supplies                                  $4,885     $4,915    $5,211
Finished product, service parts, etc.         7,984      6,859     6,383
                                             ------     ------    ------
  Total inventories at FIFO                  12,869     11,774    11,594
   Less LIFO allowance                        1,776      1,807     1,837
                                             ------     ------    ------
     Total inventories (less allowances)    $11,093     $9,967    $9,757
                                             ======      =====     =====

Note 3. Goodwill and Acquired Intangible Assets

The components of the Corporation's acquired intangible assets as of June 30, 2003, were as follows (dollars in millions):

                                               Gross     Accumulated     Net
                                              Carrying   Amortization Carrying
                                               Amount                  Amount
                                            -----------------------------------
Automotive, Communications Services, and
Other Operations
------------------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $304         $10        $294
   Dealer network and subscriber base             356         202         154
                                                 ----        ----         ---
      Total                                       660         212         448
Non-amortizing intangible assets:
   License fees - orbital slots                                           432
                                                                          ---
      Total acquired intangible assets                                    880
                                                                          ---
   Goodwill                                                             7,041
   Pension intangible asset                                             6,794
                                                                       ------
      Total intangible assets                                          14,715

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3. Goodwill and Acquired Intangible Assets (concluded)

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $71         $30         $41
   Trademarks and other                            40          14          26
   Covenants not to compete                        18          18           -
                                                  ---          --         ---
      Total                                       129          62          67

      Total acquired intangible assets                                     67

Non-amortizing intangible assets:

   Goodwill                                                             3,286
                                                                        -----
      Total intangible assets                                           3,353

Total consolidated intangible assets                                  $18,068
                                                                       ======

   Estimated amortization expense in each of the next five years is as follows:
2004 - $70 million; 2005 - $47 million; 2006 - $47 million; 2007 - $47 million;
and 2008 - $43 million.
   The changes in the carrying amounts of goodwill for the six months ended June 30, 2003, were as follows (dollars in millions):

                                           (1)    (1)     Total           GM
For the Six Months Ended     GMNA   GME   Other  Hughes    ACO    GMAC   Total
June 30, 2003                ----   ---   -----  ------   -----   ----   -----

Balance as of
   December 31, 2002         $139  $338    $57   $6,458  $6,992 $3,273 $10,265
Goodwill acquired during
   the period                  16     -      -        3      19      6      25
Effect of foreign currency
   translation                  -    30      -        -      30     14      44
Impairment losses               -     -      -        -       -     (7)     (7)
                              ---   ---    ---    -----   -----  -----  ------
Balance as of June 30, 2003  $155  $368    $57   $6,461  $7,041 $3,286 $10,327
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

Note 4.  Product Warranty Liability

Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                         Six Months     Twelve Months
                                            Ended       Months Ended
                                       June 30, 2003    Dec. 31, 2002
                                       -------------    -------------

Beginning balance                           $8,856           $8,177
Payments                                    (2,132)          (4,182)
Increase in liability (warranties
   issued during period)                     2,240            4,418
Adjustments to liability (pre-existing        (264)             323
   warranties)
Effect of foreign currency translation          65              120
                                             -----            -----
Ending balance                              $8,765           $8,856
                                             =====            =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under lease arrangements and the residual value of lease assets totaling $1.5 billion. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At June 30, 2003 approximately $59 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $3.7 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations.
   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to income protection, pensions, post-retirement healthcare and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

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

Investment in Fiat Auto Holdings
   At the April 23, 2003, Annual General Shareholders Meeting of Fiat Auto Holdings, B.V. (FAH), FAH adopted a Euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20% (all shares of FAH are in fact owned by subsidiaries of Fiat and GM through which any additional capital contributions are channeled). Fiat has participated in the recapitalization by making a Euro 3 billion contribution, which was used by FAH to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   As discussed in GM's December 31, 2002 Annual Report on Form 10-K, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat, has recently stated in its 2002 Annual Report on Form 20F, filed with the U.S. Securities and Exchange Commission, that it views the exercise of the Put only as a secondary possibility. Fiat also stated in its Form 20F that it believes that the put is enforceable in accordance with the terms of the Master Agreement. GM believes, however, that whether the Put could ever be exercised is subject to the possibilities that it could be affected by subsequent agreements of the companies, it could be non-exercisable under other provisions of the Master Agreement, it could be unenforceable by reason of actions Fiat has taken or may take, or Fiat may choose to not exercise the Put.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Commitments and Contingent Matters (concluded)

Investment in Fiat Auto Holdings (concluded)
   If the Put were implemented, the fair market value of FAH shares would be determined by the average of three of the closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there was to be a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM was to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM.
   GM and Fiat have discussed potential alternatives to the Master Agreement, and further discussions regarding the status of the Master Agreement are planned.

European Matters
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states were required to transform the concepts detailed in the directive into national law. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. Management is assessing the impact of this potential legislation on GM's consolidated financial position and results of operations, and may include charges to earnings in future periods.
   The European Commission has approved a new block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. In order to implement both the new regulatory changes as well as desired commercial strategies, General Motors Europe (GME) issued a termination letter to all European Union dealers (excluding those already under termination notice) while simultaneously also offering an unconditional Letter of Intent to certain dealers to remain part of GME's network. Dealers and authorized repairers are expected to sign new agreements by September 30, 2003, when the new regulation becomes fully effective. Management does not believe that the future impact of the changes to the block exemption regulation will have a material adverse effect on GM's consolidated financial position or results of operations.

Note 6.  Comprehensive Income

   GM's total comprehensive income was as follows (dollars in millions):

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                -------------------------------------
                                 2003      2002      2003      2002
                                 ----      ----      ----      ----

Net income                       $901    $1,292    $2,384    $1,520
Other comprehensive income        386       148       497        21
                               ------    ------    ------    ------
  Total                        $1,287    $1,440    $2,881    $1,541
                                =====     =====     =====     =====

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

                                       Three Months Ended  Six Months Ended
                                            June 30,           June 30,
                                       ------------------------------------
                                         2003      2002      2003     2002
                                         ----      ----      ----     ----
Earnings (losses) attributable to
   common stocks
  Earnings attributable to $1-2/3 par
   value                                 $884    $1,389    $2,408   $1,715
  Earnings (losses) attributable to
   Class H                                $17     $(120)     $(24)   $(242)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings attributable to all GM common stocks, adjusted by the earnings / (losses) attributable to GM Class H common stock for the respective period.
   Earnings (losses) attributable to GM Class H common stock for the six month period ended June 30, 2002 represent the net income (loss) of Hughes, adjusted to exclude the write-off of goodwill for DIRECTV Latin America and DIRECTV Broadband recorded in Hughes' stand alone financial statements and other adjustments. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," GM as of January 1, 2002 evaluated the carrying value of goodwill associated with its Direct-to-Home Broadcast reporting unit in the aggregate and determined the goodwill was not impaired. In addition, the adjusted losses are reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes).
   The calculated earnings (losses) are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1,108 million and 884 million during the three months ended June 30, 2003 and 2002, respectively, and 1,049 million and 881 million during the six months ended June 30, 2003 and 2002, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.4 billion and 1.3 billion for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002, respectively.
   In addition, the denominator used may be adjusted on occasion as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees, and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation.
   Shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. From time to time, in anticipation of exercises of stock options, Hughes may purchase GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock valued at approximately $1.24 billion to certain of its U.S. employee benefit plans. The contribution increased the amount of GM Class H common stock held by GM's employee benefit plans to approximately 331 million shares and reduced GM's retained economic interest in Hughes to approximately 19.9% from 30.7%.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.  Earnings Per Share Attributable to Common Stocks (continued)

   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars in millions except per share amounts):

                               $1-2/3 Par Value Common Stock      Class H Common Stock
                              -----------------------------------------------------------
                                                Per Share      Income/          Per Share
                                 Income  Shares   Amount       (Loss)   Shares    Amount
Three Months Ended June 30, 2003
Income                            $884                            $17
Less: Dividends on preference
   stocks                            -                              -
                                   ---                             --
Basic EPS
  Income  attributable to
   common stocks                  $884     561     $1.58          $17   1,108      $0.02
                                                    ====                            ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                     -       -                      -       3
                                   ---     ---                    ---   -----
Diluted EPS
  Adjusted income attributable
   to common stocks               $884     561     $1.58          $17   1,111      $0.02
                                   ===     ===      ====           ==   =====       ====

Three Months Ended June 30, 2002
Income (loss)                   $1,397                          $(105)
Less: Dividends on preference
   stocks                            8                             15
                                 -----                            ---
Basic EPS
  Income (loss) attributable
   to common stocks              1,389     560     $2.48        $(120)    884     $(0.14)
                                                    ====                            ====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                     -      12                      -       -
                                 -----     ---                   ----     ---
stock options
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                $1,389     572     $2.43        $(120)    884     $(0.14)
                                 =====     ===      ====         ====     ===      =====

Six Months Ended June 30, 2003
Income (loss)                   $2,408                           $(24)
Less: Dividends on preference
   stocks                            -                              -
                                 -----                             --
Basic EPS
  Income (loss) attributable to
   common stocks                $2,408     561     $4.30         $(24)  1,049     $(0.02)
                                                    ====                           =====
Effect of Dilutive Securities
  Assumed exercise of dilutive       -       -                      -       -
                                 -----     ---                    ---   -----
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                $2,408     561     $4.29         $(24)  1,049     $(0.02)
                                 =====     ===      ====          ===   =====      =====
Six Months Ended June 30, 2002
Income (loss)                   $1,730                          $(210)
Less: Dividends on preference
   stocks                           15                             32
                                 -----                           ----
Basic EPS
  Income (loss) attributable to
   common stocks                $1,715     560     $3.06        $(242)    881     $(0.27)
                                                    ====                           =====
Effect of Dilutive Securities
  Assumed exercise of dilutive
   stock options                     -       8                      -       -
                                 -----     ---                   ----     ---
Diluted EPS
  Adjusted income (loss)
   attributable to
   common stocks                $1,715     568     $3.02        $(242)    881     $(0.27)
                                 =====     ===      ====         ====     ===      =====



   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and GM Class H common stock. In addition, for periods in which there was an adjusted loss attributable to common stocks, any outstanding options to purchase and/or securities convertible into shares of GM $1-2/3 par value common stock and GM Class H common stock with underlying exercise prices less than the average market prices were excluded from the calculations of diluted loss per share, as inclusion of these securities would have been antidilutive to the net loss per share.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.  Earnings Per Share Attributable to Common Stocks (concluded)

   The number of shares issuable pursuant to stock options and convertible securities not included in the computation of diluted earnings per share as discussed above was as follows:
                                      $1-2/3 Par Value       Class H
                                        Common Stock      Common Stock

Three Months Ended June 30, 2003        100,950,280        90,272,717
Three Months Ended June 30, 2002         73,055,706        96,537,709

Six Months Ended June 30, 2003          100,141,277        94,108,876
Six Months Ended June 30, 2002           74,759,302        96,868,939

Note 8.  Depreciation and Amortization

   Depreciation and amortization included in Cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows:

                                Three Months Ended     Six Months Ended
                                     June 30,             June 30,
                                  2003      2002        2003      2002
                                  ----      ----        ----      ----

  Depreciation                  $1,342    $1,143      $2,578    $2,275
  Amortization of special tools    651       622       1,353     1,251
  Amortization of intangible
   assets                           24         -          48         3
                                 -----     -----       -----     -----
   Total                        $2,017    $1,765      $3,979    $3,529
                                 =====     =====       =====     =====

Note 9. Hughes Transaction

   On April 9, 2003, GM, Hughes and The News Corporation Limited (News Corporation) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM's approximately 19.8% economic interest in Hughes to News Corporation for $14 per share, or approximately $3.8 billion. GM would receive approximately $3.1 billion in cash with the remainder payable in News Corporation preferred American Depositary Shares (News Corporation ADSs) and/or cash at News Corporation's election. News Corporation would acquire an additional 14.2% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corporation with a total of 34% of the then outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. This dividend is expected to be paid by Hughes through available cash balances.
   Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corporation ADSs and/or cash. The number of News Corporation ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.
   If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corporation, would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corporation, would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of which would be independent directors.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9. Hughes Transaction (concluded)

   The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.
   During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corporation transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corporation. Immediately after the completion of the News Corporation transactions, all of the shares of Hughes Class B common stock held by News Corporation will be converted into Hughes common stock.
   Upon completion of the Hughes split-off and sale transactions, GM will record the exchange of Hughes common stock for all the outstanding shares of GM Class H common stock in the Hughes split-off share exchange at book value. Simultaneously with the Hughes split-off, based on certain assumptions, GM will sell all of its retained economic interest in Hughes (in the form of the Hughes Class B common stock) to News Corporation for approximately $3.1 billion in cash and up to an additional approximately $770 million in News Corporation ADSs and/or cash, subject to adjustment based on the collar mechanism. Based on a price of $14.00 per share of GM Class H common stock, the net book value of Hughes at March 31, 2003, and certain other assumptions, the transactions would have resulted in a gain of approximately $1.2 billion, net of tax. In addition, GM currently anticipates that as a result of the transactions, there will be a net reduction of GM stockholders' equity of approximately $7.1 billion.
   The financial results of Hughes for all periods prior to the completion of the transactions will be reported as discontinued operations in GM's consolidated financial statements upon: (1) the receipt of the requisite GM common stockholder approval of all proposals relating to the transactions; and,
(2) the satisfaction of all regulatory related conditions to the transactions.

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
                                                                                                           Other    Total    Total
                           GMNA      GME   GMLAAM    GMAP    GMA    Hughes      Other      ACO     GMAC  Financing Financing   GM
                           ----      ---   ------    ----    ---    ------      -----      ---     ----  --------- ---------  ----
For the Three Months                                        (dollars in millions)
Ended June 30, 2003
Manufactured products sales
   and revenues:
  External customers     $29,034  $7,064     $984  $1,165  $38,247  $2,385        $100   $40,732    $7,580   $(4)  $7,576  $48,308
  Intersegment              (476)    239      135     102        -       4          (4)        -         -     -        -        -
                         -------  ------    -----   -----   ------   -----         ---    ------     -----   ---    -----   ------
   Total manufactured
     products            $28,558  $7,303   $1,119  $1,267  $38,247  $2,389         $96   $40,732    $7,580   $(4)  $7,576  $48,308
                          ======   =====    =====   =====   ======   =====          ==    ======     =====   ===    =====   ======
Interest income (a)         $133     $68       $4      $1     $206     $16       $(105)     $117    $1,180  $(64)  $1,116   $1,233
Interest expense            $325    $100      $26      $1     $452     $84       $(134)     $402    $1,822   $41   $1,863   $2,265
Net income (loss)            $83     $(3)   $(103)   $163     $140     $22       $(104)      $58      $834    $9     $843     $901
Segment assets (b)      $113,010 $21,509   $3,093  $2,255 $139,867 $20,313(c)  $(7,262) $152,918  $258,568  $487 $259,055 $410,845


For the Three Months
Ended June 30, 2002
Manufactured products sales
   and revenues:
  External customers     $31,029  $5,741   $1,233  $1,009  $39,012  $2,237        $469   $41,718    $6,599   $22   $6,621  $48,339
  Intersegment              (453)    260       73     120        -       4          (4)        -         -     -        -        -
                          ------  ------    -----   -----   ------   -----         ---    ------     -----   ---    -----   ------
   Total manufactured
     products            $30,576  $6,001   $1,306  $1,129  $39,012  $2,241        $465   $41,718    $6,599   $22   $6,621  $48,339
                          ======   =====    =====   =====   ======   =====         ===    ======     =====    ==    =====   ======
Interest income (a)         $166     $67       $5      $3     $241      $8       $(101)     $148      $735  $(40)    $695     $843
Interest expense            $268     $42      $30      $2     $342    $123       $(163)     $302    $1,534  $236   $1,770   $2,072
Net income (loss)         $1,277   $(170)    $(73)    $39   $1,073   $(156)       $(57)     $860      $431    $1     $432   $1,292
Segment assets (b)       $98,670 $19,299   $3,655  $1,340 $122,964 $19,193(c)  $(5,098) $137,059  $199,842   $66 $199,908 $336,329


See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10.  Segment Reporting (concluded)

                                                                                                           Other    Total    Total
                           GMNA      GME   GMLAAM    GMAP    GMA    Hughes      Other      ACO     GMAC  Financing Financing   GM
                           ----      ---   ------    ----    ---    ------      -----      ---     ----  --------- ---------  ----
For the Six Months                                        (dollars in millions)
Ended June 30, 2003
Manufactured products sales
   and revenues:
  External customers     $59,505 $13,421   $1,917  $2,181  $77,024  $4,608      $1,142   $82,774   $14,910  $(11) $14,899  $97,673
  Intersegment              (984)    504      247     233        -       8          (8)        -         -     -        -        -
                          ------  ------    -----   -----   ------   -----       -----    ------    ------    --   ------   ------
   Total manufactured
    products             $58,521 $13,925   $2,164  $2,414  $77,024  $4,616      $1,134   $82,774   $14,910  $(11) $14,899  $97,673
                          ======  ======    =====   =====   ======   =====       =====    ======    ======    ==   ======   ======
Interest income (a)         $244    $150      $11      $2     $407     $22       $(236)     $193    $2,178 $(134)  $2,044   $2,237
Interest expense            $636    $191      $43      $3     $873    $165       $(315)     $723    $3,596   $74   $3,670   $4,393
Net income (loss)           $631    $(68)   $(115)   $238     $686    $(32)       $205      $859    $1,533   $(8)  $1,525   $2,384


For the Six Months
Ended June 30, 2002
Manufactured products sales
   and revenues:
  External customers     $60,772 $11,125   $2,483  $1,913  $76,293  $4,244        $954   $81,491   $12,952  $110  $13,062  $94,553
  Intersegment              (857)    460      124     273        -       9          (9)        -         -     -        -        -
                          ------  ------    -----   -----   ------   -----         ---    ------    ------    --   ------   ------
   Total manufactured
    products             $59,915 $11,585   $2,607  $2,186  $76,293  $4,253        $945   $81,491   $12,952  $110  $13,062  $94,553
                          ======  ======    =====   =====   ======   =====         ===    ======    ======   ===   ======   ======
Interest income (a)         $250    $131      $12      $5     $398     $12       $(189)     $221    $1,439 $(129)  $1,310   $1,531
Interest expense            $382    $121      $58      $4     $565    $199       $(300)     $464    $3,211  $255   $3,466   $3,930
Net income (loss)         $1,931   $(702)   $(113)    $46   $1,162   $(312)(d)   $(199)     $651      $870   $(1)    $869   $1,520




(a) Interest income is included in net sales and revenues from external customers.
(b) Total GM assets exclude net payable/receivable between ACO and FIO of $1.1 billion and $638 million as of June 30, 2003 and 2002, respectively.
(c) The amount reported for Hughes excludes a write-off of $739 million that was recorded in the first quarter of 2002 by Hughes in its stand-alone financial statements for goodwill impairments at DIRECTV Latin America and DIRECTV Broadband, and other adjustments. In accordance with SFAS No. 142, GM evaluated the carrying value of goodwill associated with its Hughes Direct-to-Home Broadcast reporting unit in the aggregate and determined that the goodwill was not impaired.
(d) Amount for Hughes excludes the cumulative effect of accounting change recorded by Hughes in their stand alone financial statements as of January 1, 2002 related to the implementation of SFAS No. 142.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11. Subsequent Events

   On July 15, 2003, Hughes and The Boeing Company (Boeing) settled all matters related to the previously reported dispute arising out of the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing. Under the terms of the agreement, Hughes settled all outstanding purchase price adjustment disputes with Boeing and paid an aggregate $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also will be released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing's participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, Hughes Network Systems agreed to extend the scheduled launch date for the first Boeing built Spaceway satellite from the fourth quarter of 2003 until February 2004.
   In July, 2003 GM completed issuances of approximately $13.5 billion in GM senior notes and convertible debentures and approximately $4.4 billion in short-term GMAC senior notes and debt.
   The offerings include $4.3 billion of GM Series C convertible debentures with an annual coupon rate of 6.25% due July 15, 2033. The debentures can be converted into GM $1-2/3 par value common stock, subject to the terms of the conversion rights as described in the prospectus supplement, at a conversion price of $47.62 per share, which is equal to a conversion rate of 0.525 shares per $25.00 principal amount of Series C debentures, subject to adjustment.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with General Motors Corporation's (the Corporation, General Motors, or GM) December 31, 2002 consolidated financial statements and notes thereto included in the 2002 Annual Report on Form 10-K, along with the MD&A included in GM's Current Report on Form 8-K dated June 6, 2003, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the U.S. Securities and Exchange Commission. All earnings per share amounts included in the MD&A are reported as diluted.
   GM presents separate financial information for the following businesses:
Automotive, Communications Services, and Other Operations (ACO) and Financing and Insurance Operations (FIO).
   GM's reportable operating segments within its ACO business consist of:

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Sales (1)
                                       Three Months Ended June 30,
                           -----------------------------------------------------
                                      2003                      2002
                           -----------------------------------------------------
                                             GM as                     GM as
                                             a % of                    a % of
                           Industry    GM   Industry  Industry    GM  Industry
                           --------    --   --------  --------    --  --------
                                           (units in thousands)
GMNA
United States
  Cars                      2,074      515     24.8%   2,245      590    26.3%
  Trucks                    2,467      751     30.4%   2,332      694    29.8%
                            -----    -----             -----    -----
  Total United States       4,541    1,266     27.9%   4,577    1,284    28.1%
Canada, Mexico, and Other     768      179     23.3%     825      208    25.2%
                              ---    -----            ------    -----
  Total GMNA                5,309    1,445     27.2%   5,402    1,492    27.6%
  GME                       5,075      477      9.4%   5,154      471     9.1%
  GMLAAM                      805      127     15.7%     925      143    15.4%
  GMAP                      3,725      184      4.9%   3,615      178     4.9%
                            -----    -----            ------    -----
Total Worldwide            14,914      233     15.0%  15,096    2,284    15.1%
                           ======    =====            ======    =====


                                        Six Months Ended June 30,
                           -----------------------------------------------------
                                      2003                      2002
                           -----------------------------------------------------
                                             GM as                     GM as
                                             a % of                    a % of
                           Industry    GM   Industry  Industry    GM  Industry
                           --------    --   --------  --------    --  --------
                                           (units in thousands)
GMNA
United States
  Cars                      3,895      969     24.9%   4,144    1,060    25.6%
  Trucks                    4,467    1,315     29.4%   4,433    1,354    30.5%
                            -----    -----             -----    -----
  Total United States       8,362    2,284     27.3%   8,577    2,414    28.1%
Canada, Mexico, and Other   1,421      331     23.3%   1,503      388    25.8%
                            -----      ---            ------   ------
  Total GMNA                9,783    2,615     26.7%  10,080    2,802    27.8%
  GME                      10,033      951      9.5%  10,227      937     9.2%
  GMLAAM                    1,613      254     15.8%   1,832      281    15.3%
  GMAP                      7,875      350      4.4%   7,232      335     4.6%
                            -----      ---            ------    -----
Total Worldwide            29,304    4,170     14.2%  29,371    4,355    14.8%
                           ======    =====            ======    =====

Wholesale Sales (2)

                     Three Months Ended    Six Months Ended
                          June 30,             June 30,
                    ------------------------------------------
                       2003       2002       2003      2002
                       ----       ----       ----      ----
                              (units in thousands)
GMNA
  Cars                   589        704      1,187     1,316
  Trucks                 844        853      1,684     1,603
                       -----      -----      -----     -----
   Total GMNA          1,433      1,557      2,871     2,919
                       -----      -----      -----     -----
GME
  Cars                   424        418        824       813
  Trucks                  23         19         49        48
                          --       ----         --      ----
   Total GME             447        437        873       861
                         ---        ---        ---       ---
GMLAAM
  Cars                    96        112        192       223
  Trucks                  26         47         51        91
                          --       ----         --      ----
   Total GMLAAM          122        159        243       314
                         ---        ---        ---       ---
GMAP
  Cars                    84         47        172        94
  Trucks                  55         39        110       100
                          --         --        ---       ---
   Total GMAP            139         86        282       194
                         ---         --        ---       ---

Total Worldwide        2,141      2,239      4,269     4,288
                       =====      =====      =====     =====
See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

GMA Financial Review

   GMA's net income was $140 million for the second quarter of 2003, compared with net income of $1.1 billion for the prior year quarter. For the six months ended June 30, 2003, net income was $686 million, compared with $1.2 billion for the prior year six month period. The decrease in second quarter and year-to-date net income resulted from lower wholesale sales, continued pricing pressures in North America and Europe, increased pension and other postretirement employee benefit costs (OPEB) expense in the U.S, and unfavorable foreign exchange, partially offset by continued favorable mix, material cost savings and other cost savings.
   GMNA's net income was $83 million for the second quarter of 2003, compared with net income of $1.3 billion for the prior year quarter. For the six months ended June 30, 2003, net income was $631 million compared with $1.9 billion for the prior year six month period. The decrease in GMNA's second quarter and year-to-date 2003 net income was primarily the result of lower wholesale sales, intense pricing pressure, increased pension and OPEB expense, and higher currency-exchange losses versus the year-ago period, which more than offset improvements in sales mix, material cost, and a reduction in policy and warranty reserves due to improved quality performance. Vehicle revenue per unit was $18,565 for the second quarter of 2003, compared with $18,385 for the prior year quarter.
   On May 8, 2003, a tornado struck GM's Oklahoma City Car Assembly plant causing severe damage. The tornado destroyed a portion of the plant's paint shop, a powerhouse, and cooling towers and also caused damage to an adjoining body shop. About 600 newly assembled sport-utility vehicles were damaged, as were numerous employee vehicles in parking lots surrounding the facility. Management's estimate of the cost of damage and loss of production in the second quarter of 2003 was $168 million after-tax, or $0.30 per diluted share. Approximately seven weeks later, on June 30, 2003, GM resumed production at the plant.
   GME's net loss was $3 million for the second quarter of 2003, compared with a net loss of $170 million for the prior year quarter. For the six months ended June 30, 2003, GME's net loss was $68 million compared with $702 million for the prior six month period. The decrease in the second quarter and year-to-date 2003 loss was primarily due to structural and material cost reduction, increased wholesale sales volumes, and improved mix, which were partially offset by unfavorable foreign exchange, primarily at Saab. In addition, included in the 2002 net loss was a charge of $55 million related to the enacted end-of-life vehicle legislation in the second quarter of 2002, and a charge of $407 million related to the implementation of Project Olympia, in the first quarter of 2002.
   GMLAAM's net loss was $103 million for the second quarter of 2003, compared with a net loss of $73 million for the prior year quarter. For the six months ended June 30, 2003, the net loss was $115 million compared with a net loss of $113 million for the prior six month period. The increase in net loss for the second quarter 2003 was primarily due to lower wholesale sales as a result of the continuing economic weakness in Brazil and Venezuela. The increase in net loss for the six month period ended June 30, 2003 compared to the prior six month period was also due to continued economic weakness in Brazil and Venezuela and lower sales volume, offset by greater exchange stability.
   GMAP's net income was $163 million for the second quarter of 2003, compared with net income of $39 million for the prior year quarter. For the six months ended June 30, 2003, net income was $238 million compared with $46 million for the prior six month period. The increase in net income for the second quarter and year-to-date 2003 was primarily due to strong financial results at Holden, along with improved equity earnings from Shangahi GM, Suzuki Motor Corporation (Suzuki) and Fuji Heavy Industries Ltd., partially offset by equity losses at GM Daewoo Auto & Technology Company (GM Daewoo).

Hughes Financial Review

   Total net sales and revenues increased to $2.4 billion for the second quarter of 2003 and $4.6 billion for the first six months of 2003, compared with $2.2 billion and $4.3 billion for the comparable periods in 2002. The increase in net sales and revenues for the second quarter of 2003 and the first six months of 2003 resulted primarily from increased revenues at DIRECTV(R) U.S. due to growth in subscriber base and higher monthly revenue per subscriber, and increased revenues at Hughes Network Systems (HNS) due to higher sales in the set-top box and broadband consumer businesses. These increases were partially offset by $55 million of revenues associated with the 2002 World Cup at DIRECTV Latin America
(DLA).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Hughes Financial Review (concluded)

   Hughes' net income was $22 million for the second quarter of 2003 compared to a net loss of $156 million for the same period of 2002. Hughes net loss for the six months ended June 30, 2003 totaled $32 million compared to $312 million for the first six months of 2002. The change in net loss for the second quarter of 2003 and the first six months of 2003 was primarily due to additional margins from the higher revenues at DIRECTV U.S. and HNS, reduced expenses resulting from cost savings initiatives and the $75 million loss at DLA from the 2002 World Cup. These favorable factors were partially offset by a $37 million pre-tax gain in the second quarter of 2002 resulting from the resolution of remaining claims associated with the exit from the DIRECTV Japan business. In addition, included in the first quarter and the first six months of 2002 was an after-tax charge of $51 million for a contractual dispute associated with a General Electrical Capital Corporation (GECC) contract and an after-tax gain of $59 million for the favorable resolution of a lawsuit filed against the U.S. government by Hughes on the National Aeronautics and Space Administration's breach of contract to launch 10 satellites on the space shuttle.
   On March 18, 2003, DIRECTV Latin America, LLC (DLA LLC) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The filing does not include any of its operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Sale of GM Defense Business

   For the six months ended June 30, 2003, other ACO operations included a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share of GM $1-2/3 par value common stock), recorded in net sales and revenues in GM's Consolidated Statements of Income related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation on March 1, 2003. The sale also generated net proceeds of approximately $1.1 billion in cash.

GMAC Financial Review

   GMAC's net income was $834 million and $431 million for the second quarter ended June 30, 2003 and 2002, respectively and net income for the six month periods ended June 30, 2003 and 2002 was $1.5 billion and $870 million, respectively.

                                Three Months Ended   Six Months Ended
(Dollars in millions)                June 30,            June 30,
                                ---------------------------------------
                                  2003      2002      2003      2002
                                  ----      ----      ----      ----

Financing operations              $396      $347      $698      $602
Mortgage operations                415        58       786       206
Insurance operations                23        26        49        62
                                  ----      ----    ------      ----
   Net income                     $834      $431    $1,533      $870
                                   ===       ===     =====       ===

   Income from financing operations was $396 million for the second quarter of 2003, compared with income of $347 million for the prior year quarter. Income for the first six months of 2003 from financing operations totaled $698 million, compared with income of $602 million for the first six months in the prior year. For the second quarter 2003 the increase reflects lower credit loss provisions, which more than offset the unfavorable impact of lower net interest margins and continued weakness in lease termination values.
   Income from mortgage operations was $415 million for the second quarter of 2003, compared with income of $58 million for the prior year quarter. Income for the first six months of 2003 from mortgage operations totaled $786 million, compared with income of $206 million for the first six months in the prior year. Mortgage operations' record quarter earnings reflected exceptionally strong origination volume in the residential sector and continued strong results at commercial mortgage operations. Earnings were up $357 million compared to the second quarter last year, when results were negatively impacted by considerably higher write-downs of mortgage servicing rights.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

   Income from insurance operations was $23 million for the second quarter of 2003, compared with income of $26 million for the prior year quarter. Income for the first six months of 2003 from insurance operations totaled $49 million, compared with income of $62 million for the first six months in the prior year. While underwriting income increased for the second quarter 2003, earnings were adversely affected by a write-down of certain investment securities issues that have not sufficiently recovered in value during the recent strengthening in equity markets.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the second quarter of 2003, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. On April 9, 2003 Standard & Poor's affirmed GM and GMAC's ratings at BBB, but changed its rating outlook to negative, from stable. On April 22, 2003 Dominion Bond Rating Service (DBRS) downgraded GM's and GMAC's senior debt rating from A to A (low) and at the same time, confirmed the commercial paper rating at R-1 (low) with a stable outlook. On June 13, 2003, Moody's lowered GM's long-term rating to Baa1 from A3 and GMAC's to A3 from A2 with a rating outlook of negative. Moody's also reduced GMAC's short-term rating to Prime-2 from Prime-1. On June 19, 2003, Fitch downgraded GM's and GMAC's long-term debt rating to BBB+ from A- and confirmed the commercial paper rating at F2 with a rating outlook of negative. These ratings actions are not expected to have a significant adverse effect on GM's and GMAC's ability to obtain bank credit or to sell asset-backed securities. Refer to the table below for a summary of GM's and GMAC's credit ratings.

                       GM       GMAC    GM        GMAC       GM       GMAC
                       ------------------------------------------------------
Rating Agency          Senior Debt      Commercial Paper        Outlook
                       ------------------------------------------------------
DBRS                   A (low)  A (low) R1 (low)  R1 (low) Stable     Stable
Fitch                  BBB+     BBB+    F2        F2       Negative   Negative
Moody's                Baa1     A3      Prime-2   Prime-2  Negative   Negative
S&P                    BBB      BBB     A2        A2       Negative   Negative

   GM's and GMAC's access to the capital markets remained sufficient to meet the Corporation's capital needs. GM completed issuances of approximately $13.5 billion in GM senior notes and convertible debentures and approximately $4.4 billion in short-term GMAC senior notes and debt in a single event financing in the beginning of the third quarter of 2003. GM expects that substantially all of the $13.5 billion of proceeds of the GM senior notes and convertible debentures issued will be used to partially fund certain of GM's U.S. pension funds and certain other retiree benefit obligations. GM expects to make significant cash contributions to these funds by late 2003. GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the corporations needs for financial flexibility.
   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. In addition, GM has an additional $3.2 billion in committed facilities with various maturities and uncommitted lines of credit of $2.7 billion. Similarly, GMAC currently has a $4.2 billion syndicated line of credit committed through June 2004, $4.4 billion committed through June 2008, $4.3 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $17.8 billion. In addition, New Center Asset Trust (NCAT) has $19.2 billion of liquidity facilities committed through June 2004. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2004. NCAT and MINT are non-consolidated limited purpose statutory trusts, which are structured as qualifying special purpose entities (QSPEs), established to issue asset-backed commercial paper (See Off Balance Sheet Arrangements).

Automotive, Communications Services, and Other Operations

   At June 30, 2003, cash, marketable securities, and $3.4 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $26.9 billion, compared with cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities totaling $18.5 billion at December 31, 2002 and $18.4 billion at June 30, 2002. The increase from December 31, 2002 was primarily due to earnings from automotive operations, sale of the GM Defense business in the first quarter of 2003, and net debt issuances totaling $3.5 billion in the first six months of 2003 by GM and Hughes. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $6.7 billion at June 30, 2003, compared with $5.8 billion at December 31, 2002 and $6.0 billion at June 30, 2002. Strong cash flows from operations in the first six months of 2003 enabled GM to make a cash contribution of $3.0 billion to its VEBA trust on August 6, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive, Communications Services, and Other Operations (concluded)

   Long-term debt was $20.5 billion at June 30, 2003, compared with $16.7 billion at December 31, 2002 and $16.8 billion at June 30, 2002. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 173.8% at June 30, 2003, compared with 267.0% at December 31, 2002 and 80.2% at June 30, 2002. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 169.6% at June 30, 2003, compared with 234.3% at December 31, 2002 and 81.5% at June 30, 2002.
   Net liquidity, calculated as cash, marketable securities, and $3.4 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was $5.7 billion at June 30, 2003, compared with $298 million, including $3.0 billion of assets of the VEBA, at December 31, 2002 and $59 million, including $3.0 billion of assets of the VEBA, at June 30, 2002.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GECC under which GECC pays participating GM suppliers the amount due from GM in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, GM pays GECC the full amount. At June 30, 2003 GM owed approximately $957 million to GECC under this program, which is classified as accounts payable in GM's financial statements. In addition, GM has the right under the agreement to defer payment to GECC with respect to all or a portion of receivables which it has paid on behalf of GM. The deferral period ranges from 10 days to 40 days and would also be classified as accounts payable in GM's financial statements. Deferred payments are subject to interest during the deferral period. As of June 30, 2003, GM had not elected to defer payment on any such payables. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB- (GM's current rating is BBB, with a negative outlook) or below BBB-, or a rating by Moody's of Baa3, with a negative outlook (GM's current rating is Baa1, with a negative outlook) or below Baa3, the program would be unavailable to GM and its suppliers. GM does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of parts and materials to GM, nor would it have a material adverse effect on GM's financial position, results of operations or cash flows. The maximum amount permitted under the program is $2.0 billion.

Financing and Insurance Operations

   At June 30, 2003, GMAC's consolidated assets totaled $258.6 billion, compared with $227.7 billion at December 31, 2002 and $199.8 billion at June 30, 2002. The increase from December 31, 2002 was primarily the result of an increase in earning assets such as finance receivables and loans. The continued use of GM sponsored special rate financing programs, combined with an increased use of securitizations structured as financing transactions (primarily in mortgage operations) resulted in an increase in consumer finance receivables and loans. Additional asset growth was the result of an increase in wholesale receivables outstanding due to higher dealer inventories.
   Consistent with the growth in assets, GMAC's total debt increased to $210.2 billion at June 30, 2003, compared with $183.1 billion at December 31, 2002 and $157.8 billion at June 30, 2002. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Liquidity is managed to preserve stable, reliable and cost effective sources of cash to meet all current and future obligations. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. GMAC is experiencing historically high unsecured borrowing spreads due to a combination of volatility in the capital markets, weakness in the automotive sector of the corporate bond markets, and concerns regarding the financial outlook of GM. As a result, GMAC continues to use securitization and retail debt programs in addition to its unsecured debt sources. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will continue at levels sufficient to meet GMAC's funding needs.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investment in Fiat Auto Holdings

      At the April 23, 2003, Annual General Shareholders Meeting of Fiat Auto Holdings, B.V. (FAH), FAH adopted a Euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20% (all shares of FAH are in fact owned by subsidiaries of Fiat and GM through which any additional capital contributions are channeled). Fiat has participated in the recapitalization by making a Euro 3 billion contribution, which was used by FAH to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   As discussed in GM's December 31, 2002 Annual Report on Form 10-K, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat, has recently stated in its 2002 Annual Report on Form 20F, filed with the U.S. Securities and Exchange Commission, that it views the exercise of the Put only as a secondary possibility. Fiat also stated in its Form 20F that it believes that the put is enforceable in accordance with the terms of the Master Agreement. GM believes, however, that whether the Put could ever be exercised is subject to the possibilities that it could be affected by subsequent agreements of the companies, it could be non-exercisable under other provisions of the Master Agreement, it could be unenforceable by reason of actions Fiat has taken or may take, or Fiat may choose to not exercise the Put.
   If the Put were implemented, the fair market value of FAH shares would be determined by the average of three of the closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there was to be a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM was to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM.
   GM and Fiat have discussed potential alternatives to the Master Agreement, and further discussions regarding the status of the Master Agreement are planned.

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

   Assets in SPEs were as follows (dollars in millions):

Automotive, Communications Services, and        June 30,    Dec. 31,   June 30,
Other Operations                                  2003        2002       2002
-----------------------------------------     ---------------------------------
Assets leased under operating leases             $2,951      $2,904     $2,727
Trade receivables sold                              373         439        889
                                                 ------      ------     ------
  Total                                          $3,324      $3,343     $3,616
                                                  =====       =====      =====

Financing and Insurance Operations
----------------------------------
 Receivables sold or securitized:
  - Mortgage loans                             $106,415    $112,128   $110,228
  - Retail finance receivables                   13,436      16,164     13,291
  - Wholesale finance receivables                17,422      17,415     16,179
                                                -------     -------    -------
  Total                                        $137,273    $145,707   $139,698
                                                =======     =======    =======

   In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation addresses consolidation of certain variable interest entities (VIEs), which include entities previously referred to as SPEs. An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including QSPEs subject to the requirements of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." VIEs created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be consolidated as of July 1, 2003.
   Management is currently reviewing existing VIEs that may require consolidation. With respect to GM's ACO business, it is reasonably possible that certain VIEs with assets totaling approximately $1.2 billion, established exclusively to facilitate GM's ACO leasing activities, may require consolidation. Should GM default on all of its obligations with respect to its involvement in these entities, GM's maximum exposure to loss would be approximately $1.2 billion ($740 million after-tax).
   With respect to the FIO business, VIE structures are used to facilitate various activities of GMAC, including securitization of loans, mortgage funding, and other investing activities. Management has completed its analysis of its VIEs to determine if GMAC is the primary beneficiary and if consolidation is required effective July 1, 2003. Based on the results of this analysis, management anticipates that VIEs with approximately $4.1 billion in assets will be consolidated on GMAC's balance sheet due to the implementation of FIN 46. GM's exposure to loss related to these entities is approximately $2.4 billion ($1.5 billion after-tax) which primarily relates to retained interests in these facilities.
   Due to the complexity and evolving interpretations, management continues to assess the effects of FIN 46 on all of its interests in variable interest entities.

BOOK VALUE PER SHARE

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $13.27 at June 30, 2003, compared with $9.06 at December 31, 2002 and $27.52 at June 30, 2002. Book value per share of GM Class H common stock was $2.65 at June 30, 2003, compared with $1.81 at December 31, 2002 and $5.50 at June 30, 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

DIVIDENDS

   Dividends may be paid on GM's common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 6, 2003, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid June 10, 2003, to holders of record on May 16, 2003. With respect to GM Class H common stock, the GM Board has determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its businesses.

HUGHES TRANSACTIONS

   On April 9, 2003, GM, Hughes and The News Corporation Limited (News Corporation) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM's approximately 19.8% economic interest in Hughes to News Corporation for $14 per share, or approximately $3.8 billion. GM would receive approximately $3.1 billion in cash with the remainder payable in News Corporation preferred American Depositary Shares (News Corporation ADSs) and/or cash at News Corporation's election. News Corporation would acquire an additional 14.2% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corporation with a total of 34% of the then outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. This dividend is expected to be paid by Hughes through available cash balances.
   Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corporation ADSs and/or cash. The number of News Corporation ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.
   If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corporation, would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corporation, would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of which would be independent directors.
   The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. No assurances can be given that the approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.
   During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES TRANSACTIONS (concluded)

dividend base. In connection with the News Corporation transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corporation. Immediately after the completion of the News Corporation transactions, all of the shares of Hughes Class B common stock held by News Corporation will be converted into Hughes common stock.
   Upon completion of the Hughes split-off and sale transactions, GM will record the exchange of Hughes common stock for all the outstanding shares of GM Class H common stock in the Hughes split-off share exchange at book value. Simultaneously with the Hughes split-off, based on certain assumptions, GM will sell all of its retained economic interest in Hughes (in the form of the Hughes Class B common stock) to News Corporation for approximately $3.1 billion in cash and up to an additional approximately $770 million in News Corporation ADSs and/or cash, subject to adjustment based on the collar mechanism. Based on a price of $14.00 per share of GM Class H common stock, the net book value of Hughes at March 31, 2003, and certain other assumptions, the transactions would have resulted in a gain of approximately $1.2 billion, net of tax. In addition, GM currently anticipates that as a result of the transactions, there will be a net reduction of GM stockholders' equity of approximately $7.1 billion.
   The financial results of Hughes for all periods prior to the completion of the transactions will be reported as discontinued operations in GM's consolidated financial statements upon: (1) the receipt of the requisite GM common stockholder approval of all proposals relating to the transactions; and,
(2) the satisfaction of all regulatory related conditions to the transactions.

INVESTMENT IN GM DAEWOO

   In the fourth quarter of 2002, GM invested $251 million in GM Daewoo common stock. The original transaction agreements contemplated the Daewoo Creditor Group receiving approximately 82 million shares (of the total 250 million of authorized shares for this transaction) for a projected 33% equity participation in GM Daewoo, with the remaining shares allocated to GM, Suzuki and Shanghai Automotive Industry Corporation (SAIC) (together, the "GM Group shareholders") for projected ownership of 42.1%, 14.9% and 10% in GM Daewoo, respectively.
   The Korea Development Bank (KDB), which was the sole member of the Daewoo Creditor Group at closing, subscribed for only 29.9% of the total common shares. Through June 30, 2003, the GM Group shareholders had the option to subscribe for the unsubscribed shares, which was exercisable in the event that KDB was unable to identify another party to be an additional Daewoo Creditor Group shareholder. Prior to the expiration of the option (and following KDB's failure to identify an additional Daewoo Creditor Group shareholder), the GM Group shareholders, with the concurrence of KDB, collectively agreed to let the unissued shares remain unsubscribed. Therefore, the current capital structure reflects GM, Suzuki, SAIC and KDB owning 44.6%, 14.9%, 10.6% and 29.9%, respectively. GM will continue to account for its investment in GM Daewoo using the equity method.

EMPLOYMENT AND PAYROLLS

Worldwide employment at June 30, (in thousands)       2003      2002
                                                      ----      ----

  GMNA                                                192        199
  GME                                                  64         69
  GMLAAM                                               23         24
  GMAP                                                 13         11
  Hughes                                               11         12
  GMAC                                                 31         31
  Other                                                 7         11
                                                      ---        ---
   Total employees                                    341        357
                                                      ===        ===


                                            Three Months Ended Six Months Ended
                                                 June 30,           June 30
                                            -----------------------------------
                                              2003     2002     2003     2002
                                              ----     ----     ----     ----

Worldwide payrolls - (in billions)            $5.3     $5.4    $10.7    $10.4
                                               ===      ===     ====     ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
   GM has identified a number of critical accounting estimates. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material effect on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period.
   GM's critical accounting estimates relate to the following areas: sales allowances, policy and warranty, impairment of long-lived assets, pension and OPEB costs, postemployment benefits, allowance for credit losses, investments in operating leases, mortgage servicing rights, and accounting for derivatives and other contracts at fair value. These critical accounting estimates are discussed in the Corporation's 2002 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission.
   Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates. There have been no material changes to the Corporation's significant accounting policies that affected the Corporation's financial condition or results of operations in the second quarter of 2003.


                                   * * * * * *


ITEM 4.  Controls and Procedures

   The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Corporation's Chief Executive Officer and Chief Financial Officer evaluated, with the participation of GM's management, the effectiveness of the Corporation's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended June 30, 2003, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters
-------------
   As previously reported, DIRECTV is involved in several lawsuits with the National Rural Telecommunications Cooperative (NRTC), Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. (collectively Pegasus) and a class of NRTC members (the Class), regarding premium programming, launch fees, certain advanced services, contract term and post-contract rights of first refusal. On September 11, 2002, DIRECTV filed a motion for summary judgment pertaining to the damages sought by the NRTC for breaches alleged with respect to premium programming, launch fees and advanced services. DIRECTV also moved for summary judgment on tort interference and California Business & Professions Code ss.17200 claims (17200 Claims) of Pegasus and the Class. In rulings in May and June 2003, the Court held that the NRTC has no damage recovery with respect to advanced services, and that the NRTC can only prove damages with respect to premium programming and launch fees if it is able to establish a willful and intentional breach done by decision of the Board or by an empowered senior executive. The Court further granted DIRECTV's motion on the interference claims of Pegasus and the Class, eliminating all their claims for compensatory and punitive damages. The Court also narrowed their ss.17200 Claims, granting summary judgment to DIRECTV on claims that DIRECTV acted unlawfully or fraudulently and eliminating some claims for restitution. The Court ruled that there was a disputed issue of fact as to whether DIRECTV, Pegasus and the Class are competitors. If it is determined that they are competitors, judgment will be entered in DIRECTV's favor. If not, Pegasus and the Class must prove that DIRECTV acted unfairly within the meaning of the California Business & Professions Code. In addition, the Court granted DIRECTV's motion for summary judgment on its declaratory relief claim that the contracts between NRTC and each of Pegasus Satellite Television, Inc., Golden Sky Systems, Inc., and the Class, respectively, do not include rights of first refusal. The trial date in this matter has been set for August 7, 2003.

                                      * * *

   On June 27, 2000, SuperGuide Corporation (SuperGuide) filed suit in the United States District Court for the Western District of North Carolina against DIRECTV Enterprises, Inc., DIRECTV, Inc. and DIRECTV Operations, Inc., which Hughes refers to together in this paragraph as the DIRECTV defendants, Hughes, Thomson Consumer Electronics, Inc., EchoStar Communications Corporation, EchoStar Satellite Corporation and EchoStar Technologies Corporation, alleging infringement of three United States patents and seeking unspecified damages and injunctive relief. Gemstar Development Corp. was added as a third-party defendant because it asserts to have exclusive control of the patents by reason of a license agreement with SuperGuide. Based on beneficial rulings narrowing the scope of the asserted claims, the defendants filed motions for summary judgment, and on July 3, 2002, the court granted summary judgment of non-infringement to the DIRECTV defendants, Hughes and DIRECTV system manufacturers under all asserted claims of the three patents in the case. Judgment for all defendants dismissing all claims of infringement and awarding costs to defendants was entered on July 25, 2002. Notices of appeal to the Court of Appeals for the Federal Circuit were filed, and the appeal was argued on July 10, 2003.

                                      * * *

(b) Previously reported legal proceedings which have been terminated, either during the quarter ended June 30, 2003, or subsequent thereto, but before the filing of this report are summarized below:

   On November 21, 2001, Broadcast Innovations, LLC filed suit in the United States District Court for the District of Colorado against DIRECTV, Inc., Hughes, Thomson multimedia, Inc., Pegasus Satellite Television, Inc., Dotcast, Inc., and EchoStar Communications Corporation, alleging infringement of two United States patents and seeking unspecified damages and injunction. In July 2003, DIRECTV system defendants (DIRECTV, Hughes and Thomson) entered into a settlement agreement and the matter was dismissed with prejudice on July 17, 2003.

                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LEGAL PROCEEDINGS (concluded)

   Hughes also has reported previously on a purported class action, P. Shoenfeld Asset Management LLC, et al. v. Shaw et al., filed in Delaware Chancery Court on December 18, 2002, against Hughes and the PanAmSat Board of Directors. The suit alleged that the settlement between EchoStar Communications Corporation and Hughes of all claims related to the termination of the proposed merger between EchoStar and Hughes favored Hughes in violation of alleged fiduciary duties. On July 10, 2003, the Delaware Chancery Court granted defendants' motions to dismiss all claims with prejudice and denied plaintiffs' motion for leave to amend the complaint. On August 4, 2003 the plaintiffs filed a notice of appeal with the Delaware Supreme Court.
   On July 15, 2003, Hughes and The Boeing Company (Boeing) settled all matters related to the previously reported dispute arising out of the 2000 sale by Hughes of its satellite systems manufacturing businesses to Boeing. Under the terms of the agreement, Hughes settled all outstanding purchase price adjustment disputes with Boeing and paid an aggregate $360 million in cash on July 18, 2003 in satisfaction of both the disputed and undisputed portions of the purchase price adjustment. Boeing also will be released from its commitment to pay Hughes $4.4 million over the next seven years in connection with Boeing's participation in the settlement with the U.S. Department of State on China launch issues of the mid-1990s. Also in connection with the settlement, Hughes Network Systems
(HNS) agreed to extend the scheduled launch date for the first Boeing built Spaceway satellite from the fourth quarter of 2003 until February 2004.

                                      * * *



                                     * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 3, 2003.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       2003 General Motors Annual Meeting
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

         Percy N. Barnevik             For          618,901,619       97.8%
                                       Withheld      13,870,316        2.2
         John H. Bryan                 For          597,986,323       94.5
                                       Withheld      34,785,612        5.5
         Armando M. Codina             For          620,036,485       98.0
                                       Withheld      12,735,450        2.0
         George M. C. Fisher           For          598,141,334       94.5
                                       Withheld      34,630,601        5.5
         Karen Katen                   For          598,122,727       94.5
                                       Withheld      34,649,208        5.5
         Alan G. Lafley                For          610,920,852       96.5
                                       Withheld      21,851,083        3.5
         Philip A. Laskawy             For          610,870,585       96.5
                                       Withheld      21,901,350        3.5
         E. Stanley O'Neal             For          617,352,592       97.6
                                       Withheld      15,419,343        2.4
         Eckhard Pfeiffer              For          612,627,468       96.8
                                       Withheld      20,144,467        3.2
         G. Richard Wagoner, Jr.       For          618,538,541       97.8
                                       Withheld      14,233,394        2.2


         In addition, 2,734 votes were cast                            0.0
         for each of the following:
         John Chevedden, James Dollinger,
         William Dean Fitzpatrick, Lucy Kessler,
         John Lauve, Louis Lauve III, Steve Mahac,
         Erik Nielsen, Larry Parks, Danny Taylor,
         William L. Walde, William Woodward, M.D.


Item No. 2
         A proposal of the Board of    For          602,711,448       95.2%
         Directors that the            Against       20,889,147        3.3
         stockholders ratify the       Abstain        9,171,340        1.5
         selection of Deloitte
         & Touche as independent public
         accountants for the year 2003.

Item No. 3
         A stockholder proposal that   For           37,485,864        7.2%
         the Board take the necessary  Against      470,464,403       90.3
         steps to have the accounting  Abstain       13,086,533        2.5
         consulting firm not be a
         spin-off from the same
         accounting firm.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Proposal                                                   Voting Results
--------                                                   --------------
                                                        Votes*       Percent**
                                                        ------       ---------

Item No. 4
         A stockholder proposal that   For           29,613,661        5.7%
         GM report by August 2003 on   Against      447,190,782       85.8
         estimated  total annual       Abstain       44,232,361        8.5
         greenhouse gas emissions
         from operations and products,
         how GM can reduce greenhouse
         gas emissions from its vehicles,
         and an evaluation of public
         policies that would assist GM
         in achieving emissions reductions.

Item No. 5
         A stockholder proposal that   For           41,731,548        8.0%
         the Board amend the bylaws    Against      467,922,358       89.8
         to require a strictly         Abstain       11,382,818        2.2
         independent director, who is
         not the current or former CEO
         of GM, to serve as chairman.

Item No. 6
         A stockholder proposal that   For          165,078,006       31.7%
         GM not adopt, maintain or     Against      344,534,378       66.1
         extend  any poison pill       Abstain       11,424,414        2.2
         unless submitted to a
         stockholder vote.

Item No. 7
         A stockholder proposal that   For          158,535,001       30.4%
         the Board adopt a cumulative  Against      345,329,404       66.3
         voting bylaw.                 Abstain       17,172,292        3.3

Item No. 8
         A stockholder proposal that   For           55,565,117       10.7%
         strictly independent          Against      453,202,674       87.0
         directors be nominated        Abstain       12,269,011        2.3
         for key Board committees to
         the fullest extent possible.

Item No. 9
         A stockholder proposal that   For           53,714,860       10.3%
         the Board  adopt a policy     Against      454,931,082       87.3
         that all future stock options Abstain       12,390,758        2.4
         to senior executives and
         directors be performance-based.

Item No. 10
         A stockholder proposal that   For           48,105,465        9.2%
         the Board  appoint as         Against      460,332,842       88.4
         independent auditors only     Abstain       12,598,442        2.4
         firms and their affiliates
         that agree not to provide GM
         with non-audit consulting
         services.


* Numbers represent the aggregate voting power of all votes cast as of June 3, 2003, with holders of GM $1-2/3 par value common stock casting one vote per share and holders of GM Class H common stock casting 0.2 vote per share, which represents the applicable voting power after the three-for-one stock split of the GM Class H common stock in the form of a 200% stock dividend, paid on June 30, 2000, to GM Class H common stockholders of record on June 13, 2000.

** Percentages represent the aggregate voting power of both classes of GM common stock cast for each item.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit                                                                 Page
Number      Exhibit Name                                                Number
------      ------------                                                ------


(31.1)      Section 302 Certification of the Chief Executive Officer      38
(31.2)      Section 302 Certification of the Chief Financial Officer      39
(32.1)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the  Sarbanes-Oxley Act of 2002              40

(32.2)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the  Sarbanes-Oxley Act of 2002              41
(99)        Hughes Electronics Corporation Financial Statements and
              Management's  Discussion and Analysis of Financial
              Condition and Results of Operations                         42





(b) Reports on Form 8-K

   Seventeen reports on Form 8-K, were filed April 1, 2003, April 10, 2003, April 14, 2003, April 15, 2003*, April 23, 2003, May 1, 2003, May 15, 2003, June
3, 2003, June 6, 2003, June 10, 2003*, June 12, 2003*, June 13, 2003, June 19,
2003 (3), and June 20, 2003 (2) during the quarter ended June 30, 2003 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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


                                       GENERAL MOTORS CORPORATION
                                       --------------------------
                                       (Registrant)
Date:  August 8, 2003             By:  /s/PETER R. BIBLE.
                                  ---  ------------------
                                       (Peter R. Bible,
                                        Chief Accounting Officer)