Form 10-Q
period 2003-09-30
GENERAL MOTORS CORP
filed 2003-11-13
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2003


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

     As of October 31, 2003, there were outstanding 560,750,876 shares of the issuer's $1-2/3 par value common stock and 1,108,902,873 shares of GM Class H $0.10 par value common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.
Part I - Financial Information (Unaudited)                              --------

      Item 1. Financial Statements

              Consolidated Statements of Income for the Three Months
                and Nine Months Ended September 30, 2003 and 2002            3

              Supplemental Information to the Consolidated Statements
                of Income for the Three Months and Nine Months
                Ended September 30, 2003 and 2002                            4

              Consolidated Balance Sheets as of September 30, 2003,
                December 31, 2002, and September 30, 2002                    5

              Supplemental Information to the Consolidated Balance
                Sheets as of September 30, 2003, December 31, 2002,
                and September 30, 2002                                       6

              Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2003 and 2002                7


              Supplemental Information to the Condensed Consolidated
                Statements of Cash Flows for the Nine Months Ended
                September 30, 2003 and 2002                                  8

              Notes to Consolidated Financial Statements                     9

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         24


      Item 4. Controls and Procedures                                       34

Part II - Other Information (Unaudited)

      Item 1. Legal Proceedings                                             34

      Item 4. Submission of Matters to a Vote of Security Holders           35

      Item 6. Exhibits and Reports on Form 8-K                              37

Signatures                                                                  38

Exhibit 31.1  Section 302 Certification of the Chief Executive Officer      39
Exhibit 31.2  Section 302 Certification of the Chief Financial Officer      40
Exhibit 32.1  Certification of the Chief Executive Officer Pursuant to
                18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002               41
Exhibit 32.2  Certification of the Chief Financial Officer Pursuant to
                18 U.S.C. Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002               42
Exhibit 99    Hughes Electronics Corporation Financial Statements
                (Unaudited)and Management's Discussion and Analysis
                of Financial Condition and Results of Operations            43

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                       ------------       -------------
                                      2003      2002       2003     2002
                                      ----      ----       ----     ----
                               (dollars in millions except per share amounts)

Total net sales and revenues        $45,929   $43,580   $143,602   $138,133
                                     ------    ------    -------    -------
Cost of sales and other expenses 37,016 36,957 115,339 113,754 Selling, general, and
administrative expenses               6,003     6,104     17,792     17,795
Interest expense                      2,567     1,924      6,960      5,854
                                     ------    ------    -------    -------

  Total costs and expenses           45,586    44,985    140,091    137,403
                                     ------    ------    -------    -------
Income (loss) before income taxes
  and minority interests                343    (1,405)     3,511        730
Income tax expense (benefit)             89      (551)     1,010        137
Equity income and minority
  interests                             171        50        308        123
                                        ---      ----     ------        ---

  Net income (loss)                     425      (804)     2,809        716
Dividends on preference stocks            -         -          -        (47)
                                        ---       ---      -----        ---
  Earnings (losses) attributable
    to common stocks                   $425     $(804)    $2,809       $669
                                        ===       ===      =====        ===


Basic earnings (losses) per share
  attributable to common stocks
  (Note 8)
$1-2/3 par value                      $0.79    $(1.42)     $5.09      $1.65
                                       ====      ====       ====       ====
Class H                              $(0.02)   $(0.01)    $(0.04)    $(0.28)
                                       ====      ====       ====       ====

Earnings (losses) per share
  attributable to common stocks
  assuming dilution (Note 8)
$1-2/3 par value                      $0.79    $(1.42)     $5.08      $1.63
                                       ====      ====       ====       ====
Class H                              $(0.02)   $(0.01)    $(0.04)    $(0.28)
                                       ====      ====       ====       ====







Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                     Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       ------------         -------------
                                       2003      2002       2003       2002
                                       ----      ----       ----       ----
                                             (dollars in millions)
AUTOMOTIVE, COMMUNICATIONS SERVICES,
  AND OTHER OPERATIONS

Total net sales and revenues        $38,431   $36,657   $121,205   $118,148
                                     ------    ------    -------    -------
Cost of sales and other expenses 34,900 34,868 109,052 107,540 Selling, general, and
administrative expenses               3,495     3,645     10,617     11,153
Interest expense                        587       242      1,310        706
                                     ------    ------    -------    -------
  Total costs and expenses           38,982    38,755    120,979    119,399
Net expense from transactions with
  Financing and Insurance
  Operations                             64        72        139        208
                                       ----    ------        ---        ---

Income (loss) before income taxes
  and minority interests               (615)   (2,170)        87     (1,459)
Income tax (benefit)                   (285)     (835)      (294)      (684)
Equity income and minority
  interests                             129        88        277        179
                                        ---     -----        ---        ---
  Net income (loss) - Automotive,
    Communications Services, and
    Other Operations                  $(201)  $(1,247)      $658      $(596)
                                        ===     =====        ===        ===


FINANCING AND INSURANCE OPERATIONS

Total revenues                       $7,498    $6,923    $22,397    $19,985
                                      -----     -----     ------     ------

Interest expense                      1,980     1,682      5,650      5,148
Depreciation and amortization
  expense                             1,484     1,395      4,568      4,109
Operating and other expenses          2,315     2,315      6,560      6,171
Provisions for financing and
  insurance losses                      825       838      2,334      2,576
                                      -----     -----     ------     ------

  Total costs and expenses            6,604     6,230     19,112     18,004
Net income from transactions with
  Automotive, Communications Services,
  and Other Operations                  (64)      (72)      (139)      (208)
                                        ---       ---      -----      -----

Income before income taxes and
  minority interests                    958       765      3,424      2,189
Income tax expense                      374       284      1,304        821
Equity income (loss) and minority
  interests                              42       (38)        31        (56)
                                        ---       ---      -----      -----

  Net income - Financing and
    Insurance Operations               $626      $443     $2,151     $1,312
                                        ===       ===      =====      =====


The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive, Communications Services, and Other Operations; and (2) Financing and Insurance Operations.


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                Sept. 30,             Sept. 30,
                                                  2003     Dec. 31,     2002
                                              (Unaudited)   2002    (Unaudited)
                                              -----------   ----    -----------
                    ASSETS                           (dollars in millions)

Cash and cash equivalents                        $41,854   $21,449     $22,008
Marketable securities                             21,368    16,825      15,022
                                                  ------    ------      ------
  Total cash and marketable securities            63,222    38,274      37,030
Finance receivables - net                        160,233   134,647     125,958
Accounts and notes receivable (less allowances)   17,817    15,715      14,116
Inventories (less allowances) (Note 2)            11,229     9,967      10,673
Deferred income taxes                             38,902    39,865      29,778
Equipment on operating leases - net               35,982    32,988      32,871
Equity in net assets of nonconsolidated
  associates                                       5,803     5,044       5,045
Property - net                                    39,171    37,514      36,328
Intangible assets - net (Note 3)                  18,064    17,954      17,100
Other assets                                      44,054    37,028      38,777
                                                 -------   -------     -------
  Total assets                                  $434,477  $368,996    $347,676
                                                 =======   =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)             $30,129   $25,082     $24,572
Notes and loans payable                          261,323   201,940     186,531
Postretirement benefits other than pensions       35,875    38,186      37,976
Pensions                                          19,127    22,762       9,785
Deferred income taxes                              6,965     7,178       5,969
Accrued expenses and other liabilities            68,965    66,200      62,894
                                                 -------   -------     -------
  Total liabilities                              422,384   361,348     327,727
Minority interests                                 1,324       834         817
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  560,741,759; 560,447,797; and
  560,322,989 shares) (Note 8)                       935       936         936
Class H common stock (outstanding,
  1,108,731,138; 958,284,272;
  and 958,110,288 shares) (Note 8)                   111        96          96
Capital surplus (principally additional
  paid-in capital)                                22,884    21,583      21,561
Retained earnings                                 12,000    10,031       9,291
                                                  ------    ------     -------
   Subtotal                                       35,930    32,646      31,884
Accumulated foreign currency translation
  adjustments                                     (2,099)   (2,784)     (3,009)
Net unrealized losses on derivatives                (130)     (205)       (286)
Net unrealized gains on securities                   515       372         141
Minimum pension liability adjustment             (23,447)  (23,215)     (9,598)
                                                  ------    ------      ------
   Accumulated other comprehensive loss          (25,161)  (25,832)    (12,752)
                                                  ------    ------      ------
     Total stockholders' equity                   10,769     6,814      19,132
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $434,477  $368,996    $347,676
                                                 =======   =======     =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

                                                Sept. 30,             Sept. 30,
                                                  2003     Dec. 31,     2002
                                              (Unaudited)   2002    (Unaudited)
                                              -----------   ----    -----------
                     ASSETS                         (dollars in millions)
Automotive, Communications Services,
  and Other Operations
Cash and cash equivalents                        $20,530   $13,291     $14,670
Marketable securities                              8,022     2,174       1,360
                                                  ------   -------      ------
  Total cash and marketable securities            28,552    15,465      16,030
Accounts and notes receivable (less allowances)    6,613     5,861       5,649
Inventories (less allowances) (Note 2)            11,229     9,967      10,673
Equipment on operating leases
  (less accumulated depreciation)                  6,401     5,305       4,524

Deferred income taxes and other current assets    10,842    10,816       9,061
                                                  ------    ------      ------
  Total current assets                            63,637    47,414      45,937
Equity in net assets of nonconsolidated
  associates                                       5,803     5,044       5,045
Property - net                                    37,174    35,693      34,569
Intangible assets - net (Note 3)                  14,808    14,611      13,796
Deferred income taxes                             30,353    31,431      22,884
Other assets                                       7,980     7,781      15,112
                                                 -------   -------     -------
  Total Automotive, Communications Services,
    and Other Operations assets                  159,755   141,974     137,343
Financing and Insurance Operations
Cash and cash equivalents                         21,324     8,158       7,338
Investments in securities                         13,346    14,651      13,662
Finance receivables - net                        160,233   134,647     125,958
Investment in leases and other receivables        38,781    35,517      34,629
Other assets                                      41,038    34,049      28,746
Net receivable from Automotive, Communications
  Services, and Other Operations                   1,735     1,089         529
                                                 -------   -------     -------
  Total Financing and Insurance Operations
    assets                                       276,457   228,111     210,862
                                                 -------   -------     -------
Total assets                                    $436,212  $370,085    $348,205
                                                 =======   =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive, Communications Services,
  and Other Operations
Accounts payable (principally trade)             $22,727   $20,169     $19,851
Loans payable                                      1,105     1,516       1,472
Accrued expenses                                  42,207    40,518      36,817
Net payable to Financing and
  Insurance Operations                             1,735     1,089         529
                                                  ------    ------      ------
  Total current liabilities                       67,774    63,292      58,669
Long-term debt                                    34,150    16,651      16,794
Postretirement benefits other than pensions       31,949    34,275      34,138
Pensions                                          19,063    22,709       9,742
Other liabilities and deferred income taxes       15,560    15,461      15,764
                                                 -------   -------     -------
  Total Automotive, Communications Services,
   and Other Operations liabilities              168,496   152,388     135,107
Financing and Insurance Operations
Accounts payable                                   7,402     4,913       4,721
Debt                                             226,068   183,773     168,265
Other liabilities and deferred income taxes       22,153    21,363      20,163
                                                 -------   -------     -------
  Total Financing and Insurance Operations
    liabilities                                  255,623   210,049     193,149
                                                 -------   -------     -------
    Total liabilities                            424,119   362,437     328,256
Minority interests                                 1,324       834         817
  Total stockholders' equity                      10,769     6,814      19,132
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $436,212  $370,085    $348,205
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                   ---------------------
                                                     2003        2002
                                                     ----        ----
                                                   (dollars in millions)
Net cash provided by operating activities         $10,299     $17,190

Cash flows from investing activities
Expenditures for property                          (5,224)     (4,990)
Investments in marketable securities -
  acquisitions                                    (12,600)    (35,024)
Investments in marketable securities -
  liquidations                                      7,997      32,425
Net originations and purchases of mortgage
  servicing rights                                 (2,029)     (1,290)
Increase in finance receivables                  (103,738)   (102,899)
Proceeds from sales of finance receivables         76,177      85,492
Operating leases - acquisitions                    (9,282)     (9,817)
Operating leases - liquidations                     8,137       7,722
Investments in companies, net of cash acquired       (206)       (306)
Proceeds from sale of business units                1,076           -
Other - net                                          (918)        223
                                                   ------      ------
Net cash used in investing activities             (40,610)    (28,464)
                                                   ------      ------

Cash flows from financing activities
Net increase (decrease) in loans payable             (436)      7,528
Long-term debt - borrowings                        80,065      25,731
Long-term debt - repayments                       (28,579)    (18,009)
Repurchases of common and preference stocks             -         (97)
Proceeds from issuing common stocks                     -          64
Proceeds from sales of treasury stocks                  -          19
Cash dividends paid to stockholders                  (840)       (887)
                                                   ------      ------
Net cash provided by financing activities          50,210      14,349
                                                   ------      ------

Effect of exchange rate changes on cash and
  cash equivalents                                    506         378
                                                   ------      ------
Net increase in cash and cash equivalents          20,405       3,453
Cash and cash equivalents at beginning of the
  period                                           21,449      18,555
                                                   ------      ------

Cash and cash equivalents at end of the period    $41,854     $22,008
                                                   ======      ======


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Automotive, Comm.   Financing and
                                             Serv. and Other      Insurance
                                             ---------------      ---------
                                              Nine Months Ended September 30,
                                             ----------------------------------
                                              2003     2002      2003     2002
                                              ----     ----      ----     ----
                                                   (dollars in millions)
Net cash provided by operating activities   $1,121    $8,147   $9,178   $9,043

Cash flows from investing activities
Expenditures for property                   (4,756)   (4,920)    (468)     (70)
Investments in marketable securities -
  acquisitions                              (7,033)   (1,391)  (5,567) (33,633)
Investments in marketable securities -
  liquidations                               1,185       821    6,812   31,604
Net originations and purchases of mortgage
  servicing rights                               -         -   (2,029)  (1,290)
Increase in finance receivables                  -         - (103,738)(102,899)
Proceeds from sales of finance receivables       -         -   76,177   85,492
Operating leases - acquisitions                  -         -   (9,282)  (9,817)
Operating leases - liquidations                  -         -    8,137    7,722
Investments in companies, net of cash
  acquired                                     (64)     (156)    (142)    (150)
Proceeds from sale of business units         1,076         -        -        -
Other - net                                   (277)      258     (641)     (35)
                                             -----     -----   ------   ------

Net cash used in investing activities       (9,869)   (5,388) (30,741) (23,076)
                                             -----     -----   ------   ------

Cash flows from financing activities
Net increase (decrease) in loans payable      (866)     (930)     430    8,458
Long-term debt - borrowings                 17,262     6,149   62,803   19,582
Long-term debt - repayments                   (588)     (183) (27,991) (17,826)
Repurchase of common and preference stocks       -       (97)       -        -
Proceeds from issuing common stocks              -        64        -        -
Proceeds from sales of treasury stocks           -        19        -        -
Cash dividends paid to stockholders           (840)     (887)       -        -
                                            ------     -----   ------   ------
Net cash provided by financing activities   14,968     4,135   35,242   10,214
                                            ------     -----   ------   ------

Effect of exchange rate changes on
  cash and cash equivalents                    373       372      133        6
Net transactions with Automotive/Financing
  Operations                                   646    (1,028)    (646)   1,028
                                            ------    ------   ------   ------
Net increase (decrease) in cash and cash
  equivalents                                7,239     6,238   13,166   (2,785)
Cash and cash equivalents at beginning of
  the period                                13,291     8,432    8,158   10,123
                                            ------    ------   ------   ------

Cash and cash equivalents at end of the
  period                                   $20,530   $14,670  $21,324   $7,338
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. For further information, refer to the December 31, 2002 consolidated financial statements and notes thereto included in General Motors Corporation's (the Corporation, General Motors, or GM) 2002 Annual Report on Form 10-K, and all other GM, Hughes Electronics Corporation (Hughes), and General Motors Acceptance Corporation (GMAC) filings with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive, Communications Services, and Other Operations
(ACO).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) ACO, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and heavy-duty transmissions and related parts and accessories, as well as the operations of Hughes; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing, fleet leasing, dealer financing, vehicle extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Certain amounts for 2002 were reclassified to conform with the 2003 classifications.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of stock options newly granted to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Such expense for the three and nine months ended September 30, 2003 was $19 million and $58 million ($12 million and $36 million, net of tax), recorded in cost of sales and other expenses. For the three and nine months ended September 30, 2002, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003 for newly granted options only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Financial Statement Presentation (continued)

                                                 Three Months     Nine Months
                                                     Ended          Ended
                                                 September 30,    September 30,
                                                 -------------    -------------
                                                 2003     2002     2003    2002
                                                 ----     ----     ----    ----
Net income (loss), as reported                   $425    $(804)  $2,809    $716
Add: stock-based compensation expense with
  respect to newly granted options, included in
  reported net income, net of related tax
  effects                                          12        -       36       -
Less: stock-based compensation expense
  determined with respect to all outstanding      (39)     (75)    (145)   (251)
                                                  ---      ---    -----     ---
options, net of related tax effects
Pro forma net income (loss)                      $398    $(879)  $2,700    $465
                                                  ===      ===    =====     ===


  Earnings (losses) attributable to common
    stocks
   $1-2/3 par value - as reported                $443    $(795)  $2,852    $922
                    - pro forma                   429     (843)   2,796     769
   Class H          - as reported                $(18)     $(9)    $(43)  $(253)
                    - pro forma                   (31)     (36)     (96)   (351)

  Basic earnings (losses) per share
    attributable to common stocks
   $1-2/3 par value - as reported               $0.79   $(1.42)   $5.09   $1.65
                    - pro forma                  0.77    (1.50)    4.99    1.37
   Class H          - as reported              $(0.02)  $(0.01)  $(0.04) $(0.28)
                    - pro forma                 (0.03)   (0.04)   (0.09)  (0.39)

  Diluted earnings (losses) per share
    attributable to common stocks
   $1-2/3 par value - as reported               $0.79   $(1.42)   $5.08   $1.63
                    - pro forma                  0.76    (1.50)    4.98    1.36
   Class H          - as reported              $(0.02)  $(0.01)  $(0.04) $(0.28)
                    - pro forma                 (0.03)   (0.04)   (0.09)  (0.39)

   In December 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 6.
   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIEs expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities (QSPEs) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.
   In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. GM adopted FIN 46 as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. The application of the consolidation provisions of FIN 46 resulted in an increase in assets and debt of approximately $4.7 billion ($972 million in ACO, and $3.7 billion in FIO), and a cumulative effect of accounting change recorded in cost of sales and other expenses of $92 million after-tax, related to ACO and no net income impact at FIO. Refer to Note 5 to the Consolidated Financial Statements for further discussion of GM's involvement in Variable Interest Entities.

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

Note 2.  Inventories

   Inventories included the following for Automotive, Communications Services, and Other Operations (dollars in millions):
                                            Sept. 30,   Dec. 31, Sept. 30,
                                              2003       2002      2002
                                              ----       ----      ----
Productive material, work in process, and
   and supplies                              $4,979     $4,915    $5,274
Finished product, service parts, etc.         8,023      6,859     7,236
                                             ------     ------    ------
  Total inventories at FIFO                  13,002     11,774    12,510
   Less LIFO allowance                        1,773      1,807     1,837
                                             ------      -----    ------
     Total inventories (less allowances)    $11,229     $9,967   $10,673
                                             ======      =====    ======

Note 3. Goodwill and Intangible Assets

The components of the Corporation's intangible assets as of September 30, 2003, were as follows (dollars in millions):

                                               Gross                     Net
                                              Carrying   Accumulated  Carrying
                                               Amount    Amortization  Amount
                                            -----------------------------------
Automotive, Communications Services, and
Other Operations
----------------------------------------

Amortizing intangible assets:
   Patents and intellectual property rights     $303         $20        $283
   Dealer network and subscriber base            355         214         141
                                                 ---         ---         ---
      Total                                      658         234         424

Non-amortizing intangible assets:

   License fees - orbital slots                                          432
                                                                         ---
      Total acquired intangible assets                                   856
                                                                         ---

   Goodwill                                                            7,143
   Pension intangible asset                                            6,809
                                                                      ------
      Total intangible assets                                         14,808

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 3. Goodwill and Intangible Assets (concluded)

                                               Gross                     Net
                                              Carrying   Accumulated  Carrying
                                               Amount    Amortization  Amount
                                              --------------------------------
Financing and Insurance Operations
----------------------------------

Amortizing intangible assets:
   Customer lists and contracts                  $70         $31         $39
   Trademarks and other                           49          15          34
   Covenants not to compete                       18          18           -
                                                 ---         ---         ---
      Total                                      137          64          73

      Total intangible assets                                             73


Non-amortizing intangible assets:

   Goodwill                                                            3,183
                                                                       -----
      Total intangible assets                                          3,256

Total consolidated intangible assets                                 $18,064
                                                                      ======

   Estimated amortization expense in each of the next five years is as follows:
2004 - $71 million; 2005 - $48 million; 2006 - $48 million; 2007 - $48 million;
and 2008 - $44 million.
   The changes in the carrying amounts of goodwill for the nine months ended September 30, 2003, were as follows (dollars in millions):

                                           (1)     (1)     Total          Total
For the Nine Months Ended    GMNA   GME   Other   Hughes    ACO    GMAC    GM
September 30, 2003           ----   ---   ------  -------   ---    ----   -----

Balance as of December 31,
   2002                     $139  $338     $57   $6,458   $6,992 $3,273 $10,265
Goodwill acquired during
   the period                109     -       -        4      113     14     127
Goodwill written off due to
   sale of assets             (4)    -       -        -       (4)     -      (4)
Effect of foreign currency
   translation                 -    42       -        -       42     14      56
Impairment/Other (2)           -     -       -        -        -   (118)   (118)
                             ---   ---     ---    -----    -----  -----  ------
Balance as of September 30,
   2003                     $244  $380     $57   $6,462   $7,143 $3,183 $10,326
                             ===   ===     ===    =====    =====  =====  ======

(1) The amount recorded for Hughes excludes GM's purchase accounting adjustments related to GM's acquisition of Hughes Aircraft Company. The carrying value of $57 million in goodwill associated with the purchase is reported in the Other segment.
(2) In September 2003, GMAC received $110 million related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 million was considered a purchase price adjustment, reducing the related goodwill; the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

Note 4.  Product Warranty Liability

Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                      Nine Months Ended    Twelve Months Ended
                                       Sept. 30, 2003        Dec. 31, 2002
                                       --------------        -------------

Beginning balance                           $8,856               $8,177
Payments                                    (3,338)              (4,182)
Increase in liability (warranties
issued during period)                        3,400                4,418
Adjustments to liability (pre-existing
   warranties)                                (351)                 323
Effect of foreign currency translation          68                  120
                                             -----               ------
Ending balance                              $8,635               $8,856
                                             =====                =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Variable Interest Entities

   As discussed in Note 1 to the Consolidated Financial Statements, GM applied the provisions of FIN 46 for all entities beginning July 1, 2003. In connection with the application of FIN 46, GM is providing information below concerning variable interest entities that: (1) are consolidated by GM because GM is deemed to be the primary beneficiary and (2) those entities that GM does not consolidate because, although GM has significant interests in such variable interest entities, GM is not the primary beneficiary.

Automotive, Communications Services, and Other Operations

   Synthetic Leases -- GM leases real estate and equipment from various special purpose entities (SPEs) that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46. For those leases where GM provides a residual value guarantee of the leased property and is considered the primary beneficiary under FIN 46, GM consolidated these entities as of July 1, 2003. This resulted in an increase in assets and debt of $917 million, and a cumulative effect of accounting change related to ACO (recorded as a charge to cost of sales and other expenses) of $27 million after-tax.
   Investments-- Hughes has investments in local operating companies providing DIRECTV programming services in Venezuela and Puerto Rico, of which Hughes owns 19.5% and 40.0%, respectively. These entities were determined to be VIEs and Hughes is considered to be the primary beneficiary. GM consolidated these entities as of July 1, 2003, resulting in an increase in assets of $55 million and a cumulative effect of accounting change (recorded as a charge to cost of sales and other expenses) of $65 million after-tax.
   The total after-tax charge to ACO net income was $92 million.

Financing and Insurance Operations

   Mortgage warehouse funding -- GMAC's Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS No. 140 and as such creditors of these facilities have no recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46. For certain mortgage warehouse entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46. The assets in these entities totaled $1.9 billion, of which $1.1 billion represents GMAC's maximum exposure to loss. The maximum exposure would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities. In other entities, GMAC was considered the primary beneficiary, and the activities of these entities were either terminated prior to July 1, 2003 or GMAC consolidated these entities pursuant to FIN 46. The consolidation of particular entities was a decision driven in part by the Company's desire to invest in certain asset classes on the balance sheet. Had management not had any interest in investing in such assets, the Company might have restructured the entities to ensure continued off-balance sheet treatment. As of September 30, 2003 the assets in these entities were classified as mortgage loans held for sale ($1.8 billion) and consumer mortgage loans ($1.7 billion) in GMAC's consolidated balance sheet with corresponding liabilities reflected as a component of debt.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.  Variable Interest Entities (concluded)

   Interests in Real Estate Partnerships -- The Company's Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Company are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated tax credit partnerships that contain a guarantee are reflected in the Company's financial statements under the financing method. In addition, the Company has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Company's variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in these partnerships approximated $2.5 billion at September 30, 2003. GMAC's exposure to loss at such time was $567 million, representing the amount payable to investors in the event of liquidation of the partnerships.
The Company's exposure to loss increases as unaffiliated investors place additional quaranteed commitments with the Company. Considering such committed amounts, the Company's exposure to loss in future periods is not expected to exceed $1 billion.
   Collateralized debt obligations (CDOs) -- GMAC's Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Company sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Company were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46. For the Company's remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46 because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $1.3 billion of which GMAC's maximum exposure to loss is $98 million, representing GMAC's retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities.
   Automotive Finance Receivables -- In certain securitization transactions, GMAC securitizes consumer and commercial finance receivables into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other sellers into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $12 billion as of September 30, 2003. While GMAC has a variable interest in these conduits, the Company is not deemed to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC's maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $149 million and would only be realized in the event of a complete loss on the assets that GMAC sold.

Note 6.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $604 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At September 30, 2003 approximately $76 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $4.0 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to income protection, pensions, post-retirement healthcare and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6.  Commitments and Contingent Matters (continued)

   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   On March 18, 2003, DIRECTV Latin America, LLC (DLA LLC) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The filing does not include any of its operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession. As a debtor-in-possession, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Investment in Fiat Auto Holdings
   At the April 23, 2003, Annual General Shareholders Meeting of Fiat Auto Holdings, B.V. (FAH), FAH adopted a Euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a Euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   As discussed in GM's Annual Report on Form 10-K for the period ending December 31, 2002, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat has recently stated in its 2002 Annual Report on Form 20F, filed with the U.S. Securities and Exchange Commission, that it views the exercise of the Put only as a secondary possibility. Fiat also stated in its Form 20F that it believes that the put is enforceable in accordance with the terms of the Master Agreement. GM has, however, asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Master Agreement, including the Put, is terminable by GM. Notwithstanding these different views, GM and Fiat share a desire to continue to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement, and to provide an opportunity to pursue a resolution of these different views. Towards that end, Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004.
On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6.  Commitments and Contingent Matters (concluded)

   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM were to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM if GM chooses to fund such needs.
   GM and Fiat have discussed potential alternatives to the Master Agreement, and further discussions regarding the status of the Master Agreement are planned.

European Matters
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states were required to transform the concepts detailed in the directive into national law. The laws developed in the individual national legislatures throughout Europe will have a significant impact on the amount ultimately paid by the manufacturers for this issue. Management is assessing the impact of this potential legislation on GM's consolidated financial position and results of operations, and may include charges to earnings in future periods.
   The European Commission has approved a new block exemption regulation that provides for a reform of the rules governing automotive distribution and service in Europe. The European Commission's proposal would eliminate the current block exemption in place since 1985 that permits manufacturers to control where their dealerships are located and the brands that they sell. In order to implement both the new regulatory changes as well as desired commercial strategies, General Motors Europe (GME) issued a termination letter to all European Union dealers (excluding those already under termination notice) while simultaneously also offering an unconditional Letter of Intent to certain dealers to remain part of GME's network. Dealers and authorized repairers have signed new agreements as of October 1, 2003, as the new regulation is becoming fully effective. Management does not believe that the future impact of the changes to the block exemption regulation will have a material adverse effect on GM's consolidated financial position or results of operations.

Note 7.  Comprehensive Income (loss)

   GM's total comprehensive income was as follows (dollars in millions):

                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                ---------------------------------------
                                  2003      2002      2003      2002
                                  ----      ----      ----      ----

Net income (loss)                 $425     $(804)   $2,809      $716
Other comprehensive income
   (loss)                          174      (478)      671      (457)
                                   ---     -----     -----       ---
      Total                       $599   $(1,282)   $3,480      $259
                                   ===     =====     =====       ===


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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (continued)

                                       Three Months Ended     Nine Months
                                          September 30,          Ended
                                                             September 30,
                                       ------------------------------------
                                         2003      2002      2003     2002
                                         ----      ----      ----     ----
Earnings (losses) attributable to
   common stocks
  $1-2/3 par value                       $443     $(795)   $2,852     $922
  Class H                                $(18)      $(9)     $(43)   $(253)

   Earnings attributable to GM $1-2/3 par value common stock for the period represent the earnings (losses) attributable to all GM common stocks, adjusted by the losses attributable to GM Class H common stock for the respective period.
   Losses attributable to GM Class H common stock for the nine month period ended September 30, 2002 represent the net loss of Hughes, adjusted to exclude the write-off of goodwill for DIRECTV Latin America and DIRECTV Broadband recorded in Hughes' stand alone financial statements and other adjustments. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," GM as of January 1, 2002 evaluated the carrying value of goodwill associated with its Direct-to-Home Broadcast reporting unit in the aggregate and determined the goodwill was not impaired. In addition, the adjusted losses are reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes).
   The calculated losses are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1.1 billion and 958 million during the three months ended September 30, 2003 and 2002, respectively, and 1.1 billion and 907 million during the nine months ended September 30, 2003 and 2002, respectively), and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.4 billion for the three months ended September 30, 2003 and 2002, and for the for the nine months ended September 30, 2003 and 2002, 1.4 billon and 1.3 billion respectively.
   In addition, the denominator used may be adjusted on occasion as deemed appropriate by the GM Board to reflect subdivisions or combinations of the GM Class H common stock, certain transfers of capital to or from Hughes, the contribution of shares of capital stock of GM to or for the benefit of Hughes employees, and the retirement of GM Class H common stock purchased by Hughes. The GM Board's discretion to make such adjustments is limited by criteria set forth in GM's Restated Certificate of Incorporation. The denominator of the GM Class H fraction as of September 30, 2003 was 1,383,050,745.
   Shares of GM Class H common stock delivered by GM in connection with the award of such shares to and the exercise of stock options by employees of Hughes increase the numerator and denominator of the fraction referred to above. From time to time, in anticipation of exercises of stock options, Hughes may purchase GM Class H common stock from the open market. Upon purchase, these shares are retired and therefore decrease the numerator and denominator of the fraction referred to above.
   On March 12, 2003, GM contributed 149.2 million shares of GM Class H common stock valued at approximately $1.24 billion to certain of its U.S. employee benefit plans. The contribution increased the amount of GM Class H common stock held by GM's employee benefit plans to approximately 331 million shares and reduced GM's retained economic interest in Hughes to approximately 19.9% from 30.7%.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (continued)

   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (dollars and shares in millions except per share amounts):

                                $1-2/3 Par Value Common Stock   -   Class H Common Stock
                                ----------------------------------------------------------
                                Income/            Per Share   Income/          Per Share
                                 (Loss)   Shares     Amount    (Loss)   Shares    Amount
                                 ------   ------     ------    ------   ------    ------
Three Months Ended
   September 30, 2003
Income (loss)                     $443                          $(18)
Less: Dividends on preference
   stocks                            -                             -
                                   ---                           ---
Basic EPS
   Income (loss) attributable
     to common stock              $443      561       $0.79     $(18)   1,108     $(0.02)
                                                       ====                        =====
Effect of Dilutive Securities
   Assumed exercise of dilutive
     stock options                   -        -                    -        -
                                   ---      ---                  ---    -----
Diluted EPS
   Adjusted income (loss)
    attributable to
    common stocks                 $443      561       $0.79     $(18)   1,108     $(0.02)
                                   ===      ===        ====      ===    =====      =====

Three Months Ended
   September 30, 2002
Loss                             $(795)                          $(9)
Less: Dividends on preference
   stocks                            -                             -
                                   ---                           ---
Basic EPS
   Loss attributable to common
     stocks                       (795)     560      $(1.42)     $(9)     958     $(0.01)
                                                       ====                        =====
Effect of Dilutive Securities
   Assumed exercise of dilutive
     stok options                    -        -                    -        -
                                   ---      ---                  ---      ---
Diluted EPS
  Adjusted loss attributable to
   common stocks                 $(795)     560      $(1.42)     $(9)     958     $(0.01)
                                   ===      ===        ====        =      ===      =====

Nine Months Ended
   September 30, 2003
Income (loss)                   $2,852                          $(43)
Less: Dividends on preference
   stocks                            -                             -
                                 -----                           ---
Basic EPS
   Income (loss) attributable
     to common stocks           $2,852      561       $5.09     $(43)   1,069     $(0.04)
                                                       ====                         ====
Effect of Dilutive Securities
   Assumed exercise of dilutive
     stock options                   -        -       (0.01)       -        -
                                 -----      ---                  ---    -----
Diluted EPS
   Adjusted income (loss)
     attributable to
     common stocks              $2,852      561       $5.08     $(43)   1,069     $(0.04)
                                 =====      ===        ====      ===    =====      =====

Nine Months Ended
   September 30, 2002
Income (loss)                     $937                         $(221)
Less: Dividends on preference
   stocks                           15                            32
                                   ---                           ---
Basic EPS
   Income (loss) attributable to
     common stocks                $922      560       $1.65    $(253)     907     $(0.28)
                                                                                   =====
Effect of Dilutive Securities
   Assumed exercise of dilutive
     stock options                   -        5       (0.02)       -        -
                                   ---      ---        ----      ---      ---
Diluted EPS
   Adjusted income (loss)
     attributable to
     common stocks                $922      565       $1.63    $(253)     907     $(0.28)
                                   ===      ===        ====      ===      ===      =====

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8.  Earnings Per Share Attributable to Common Stocks (concluded)

   Options to purchase shares of common stock not included in the computation of diluted earnings per share because of their antidilutive effect were as follows (shares in millions):

                                      $1-2/3 Par Value       Class H
                                        Common Stock      Common Stock
                                        ------------      ------------

Three Months Ended September 30, 2003        81                92
Three Months Ended September 30, 2002        86                96

Nine Months Ended September 30, 2003         81                94
Nine Months Ended September 30, 2002         29                97

   In addition, securities convertible into 147 million shares of GM $1-2/3 par value common stock were outstanding at September 30, 2003. These shares are not currently issuable.

Note 9.  Depreciation and Amortization

   Depreciation and amortization included in Cost of sales and other expenses for Automotive, Communications Services, and Other Operations was as follows:

                               Three Months Ended   Nine Months Ended
                                  September 30,       September 30,
                                  2003     2002     2003       2002
                                  ----     ----     ----       ----

  Depreciation                  $1,326   $1,166   $3,904     $3,441
  Amortization of special tools    676      645    2,029      1,896
  Amortization of intangible
    assets                          29        3       77          6
                                 -----    -----    -----      -----
   Total                        $2,031   $1,814   $6,010     $5,343
                                 =====    =====    =====      =====


Note 10. Hughes Transaction

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 10. Hughes Transaction (concluded)

   If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corporation, would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corporation, would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of which would be independent directors.
   The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. On September 11, 2003, GM received a private-letter ruling from the U.S. Internal Revenue Service confirming that the distribution of Hughes Electronics common stock to the holders of GM Class H common stock, in connection with the split-off of Hughes, would be tax-free to GM and its Class H stockholders for federal income tax purposes. On October 6, 2003 GM announced that stockholders had approved the transactions. (See Note 12). No assurances can be given that the governmental approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.
   During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corporation transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corporation. Immediately after the completion of the News Corporation transactions, all of the shares of Hughes Class B common stock held by News Corporation will be converted into Hughes common stock.
   Upon completion of the Hughes split-off and sale transactions, GM will record the exchange of Hughes common stock for all the outstanding shares of GM Class H common stock in the Hughes split-off share exchange at book value. Simultaneously with the Hughes split-off, based on certain assumptions, GM will sell all of its retained economic interest in Hughes (in the form of the Hughes Class B common stock) to News Corporation for approximately $3.1 billion in cash and up to an additional approximately $770 million in News Corporation ADSs and/or cash, subject to adjustment based on the collar mechanism. Based on a price of $14.00 per share of GM Class H common stock, the net book value of Hughes at September 30, 2003, and certain other assumptions, the transactions would have resulted in a gain of approximately $1.2 billion, net of tax. In addition, GM currently anticipates that as a result of the transactions, there will be a net reduction of GM stockholders' equity of approximately $7.1 billion. The financial results of Hughes for all periods prior to the completion of the transactions will be reported as discontinued operations in GM's consolidated financial statements upon: (1) the receipt of the requisite GM common stockholder approval of all proposals relating to the transactions (received on October 6, 2003); and, (2) the satisfaction of all regulatory related conditions to the transactions.

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

                                                                                                           Other    Total    Total
                           GMNA      GME   GMLAAM    GMAP    GMA    Hughes       Other      ACO     GMAC  Financing Financing   GM
                           ----      ---   ------    ----    ---    ------       -----      ---     ----  --------- ---------  ----
For the Three Months                                        (dollars in millions)
Ended September 30, 2003
 Manufactured products
 sales and revenues:
  External customers     $27,339  $6,085   $1,150  $1,194  $35,768  $2,582          $81   $38,431   $7,473   $25    $7,498  $45,929
  Intersegment              (529)    185      154     190        -       4           (4)        -        -     -         -        -
                          ------   -----    -----   -----   ------   -----           --    ------    -----   ---     -----   ------
   Total manufactured
    products             $26,810  $6,270   $1,304  $1,384  $35,768  $2,586          $77   $38,431   $7,473   $25    $7,498  $45,929
                          ======   =====    =====   =====   ======   =====           ==    ======    =====    ==     =====   ======
Interest income (a)         $281    $116       $4      $1     $402     $10        $(123)     $289   $1,388  $(52)   $1,336   $1,625
Interest expense            $400     $66      $40      $3     $509     $76           $2      $587   $1,950   $30    $1,980   $2,567
Net income (loss)           $128   $(152)   $(104)   $162      $34    $(23)       $(212)    $(201)    $630   $(4)     $626     $425
Segment assets (b)      $114,930 $21,439   $3,068  $2,723 $142,160 $19,583(c)   $(1,988) $159,755 $275,852  $605  $276,457 $434,477


For the Three Months
Ended September 30, 2002
 Manufactured products
 sales and revenues:
  External customers     $27,195  $5,326   $1,064  $1,002  $34,587  $2,174        $(104)  $36,657   $6,801  $122    $6,923  $43,580
  Intersegment              (491)    238       97     156        -       4           (4)        -        -     -         -        -
                          ------   -----    -----   -----   ------   -----          ---    ------    -----   ---     -----   ------
   Total manufactured
     products            $26,704  $5,564   $1,161  $1,158  $34,587  $2,178        $(108)  $36,657   $6,801  $122    $6,923  $43,580
                          ======   =====    =====   =====   ======   =====          ===    ======    =====   ===     =====   ======
Interest income (a)         $165     $80       $7      $4     $256      $5        $(108)     $153     $852  $(42)     $810     $963
Interest expense            $211     $92      $78      $2     $383     $76        $(217)     $242   $1,745  $(63)   $1,682   $1,924
Net income (loss)           $417   $(180)    $(61)    $76     $252    $(13)     $(1,486)  $(1,247)    $476  $(33)     $443    $(804)
Segment assets (b)      $100,889 $18,815   $3,104  $1,265 $124,073 $18,708 (c)  $(5,438) $137,343 $210,988 $(126) $210,862 $347,676


See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 11.  Segment Reporting (concluded)

                                                                                                           Other    Total    Total
                           GMNA      GME   GMLAAM    GMAP    GMA    Hughes       Other      ACO     GMAC  Financing Financing   GM
                           ----      ---   ------    ----    ---    ------       -----      ---     ----  --------- ---------  ----
For the Nine Months                                         (dollars in millions)
Ended September 30, 2003
 Manufactured products
 sales and revenues:
  External customers     $86,844 $19,506   $3,067  $3,375 $112,792  $7,190       $1,223  $121,205  $22,383   $14   $22,397 $143,602
  Intersegment            (1,513)    689      401     423        -      12          (12)        -        -     -         -        -
                          ------  ------    -----   -----  -------   -----        -----   -------   ------    --    ------  -------
   Total manufactured
     products            $85,331 $20,195   $3,468  $3,798 $112,792  $7,202       $1,211  $121,205  $22,383   $14   $22,397 $143,602
                          ======  ======    =====   =====  =======   =====        =====   =======   ======    ==    ======  =======
Interest income (a)         $525    $266      $15      $3     $809     $32        $(359)     $482   $3,566 $(186)   $3,380   $3,862
Interest expense          $1,036    $257      $83      $6   $1,382    $241        $(313)   $1,310   $5,546  $104    $5,650   $6,960
Net income (loss)           $759   $(220)   $(219)   $400     $720    $(55)         $(7)     $658   $2,163  $(12)   $2,151   $2,809


For the Nine Months
Ended September 30, 2002
 Manufactured products
 sales and revenues:
  External customers     $87,967 $16,451   $3,547  $2,915 $110,880  $6,418         $850  $118,148  $19,753  $232   $19,985 $138,133
  Intersegment            (1,348)    698      221     429        -      13          (13)        -        -     -         -        -
                          ------  ------    -----   -----  -------   -----          ---   -------   ------   ---    ------  -------
   Total manufactured    $86,619 $17,149   $3,768  $3,344 $110,880  $6,431         $837  $118,148  $19,753  $232   $19,985 $138,133
                          ======  ======    =====   =====  =======   =====          ===   =======   ======   ===    ======  =======
Interest income (a)         $415    $211      $19      $9     $654     $17        $(297)     $374   $2,291 $(171)   $2,120   $2,494
Interest expense            $593    $213     $136      $6     $948    $275        $(517)     $706   $4,956  $192    $5,148   $5,854
Net income (loss)         $2,348   $(882)   $(174)   $122   $1,414   $(325)(d)  $(1,685)    $(596)  $1,346  $(34)   $1,312     $716



(a) Interest income is included in net sales and revenues from external customers.
(b) Total GM assets exclude net payable/receivable between ACO and FIO of $1.7 billion and $529 million as of September 30, 2003 and 2002, respectively.
(c) The amount reported for Hughes excludes a write-off of $739 million that was recorded in the first quarter of 2002 by Hughes in its stand-alone financial statements for goodwill impairments at DIRECTV Latin America and DIRECTV Broadband, and other adjustments. In accordance with SFAS No. 142, GM evaluated the carrying value of goodwill associated with its Hughes Direct-to-Home Broadcast reporting unit in the aggregate and determined that the goodwill was not impaired.
(d) Amount for Hughes excludes the cumulative effect of accounting change recorded by Hughes in their stand alone financial statements as of January 1, 2002 related to the implementation of SFAS No. 142.

                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 12. Subsequent Events

   On October 6, 2003 GM announced that stockholders had approved transactions that will result in the split off of its subsidiary, Hughes Electronics Corp., and the acquisition of 34 percent of Hughes common stock by News Corporation. Of the stockholders who participated in the solicitation, approximately 94 percent of the GM $1-2/3 par value common stock and approximately 94 percent of the GM Class H stock was voted in support of the proposals. With respect to the combined vote of both classes of stockholders, more than 94 percent of those votes were cast in support of each proposal. In total, about 61 percent of GM $1-2/3 par value common stock and about 75 percent of GM Class H stock was voted in support of each of the proposals presented in the consent solicitation statement. About 65 percent of the combined vote of both classes of stockholders was in favor of each proposal. See Part II, Item 4 for additional details.
   The 2003 United Auto Workers (UAW) labor contract was ratified on October 6, 2003 covering a four-year term from 2003-2007. The contract includes a $3,000 lump sum payment per UAW employee paid in October 2003, and a 3% performance bonus per UAW employee to be paid in October 2004. GM will amortize these payments over the 12 month period following the respective payment dates. UAW employees will receive a gross wage increase of 2% in 2005 and 3% in 2006. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses. The retiree lump sum payments and vehicle discount vouchers will result in a charge to GM's 2003 fourth quarter cost of sales of approximately $1.2 billion ($725 million after-tax).
   In early October 2003, GM made a cash contribution of $8.0 billion to its U.S. pensions trust. This contribution, in addition to the $5.5 billion contributed in September 2003, completed the planned contribution of the net proceeds from the GM senior notes and convertible debentures issued during July, 2003.
   On October 26, 2003 Fiat and General Motors agreed to delay by one year the start of an agreement that would allow Fiat to sell its 90 percent ownership in FAH to GM. GM currently owns the remaining 10 percent of FAH. The Master Agreement provides that Fiat may seek to exercise a put option (the "Put") to require GM to purchase FAH shares at fair market value starting in 2004. However, under the new agreement, the term of the put will be delayed one year until January 24, 2005, and will last until 2010. See Note 6.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Vehicle Unit Sales (1)
                                     Three Months Ended September 30,
                           -----------------------------------------------------
                                      2003                      2002
                           -----------------------------------------------------
                                              GM as                    GM as
                                              a % of                   a % of
                           Industry    GM    Industry Industry    GM   Industry
                           --------    --    -------- --------    --   --------
                                           (units in thousands)
GMNA
United States
  Cars                      2,017      530     26.3%   2,180      547    25.1%
  Trucks                    2,507      768     30.6%   2,358      723    30.6%
                            -----   ------             -----   ------
  Total United States       4,524    1,298     28.7%   4,538    1,270    28.0%
Canada, Mexico, and Other     725      183     25.2%     733      183    25.0%
                           ------   ------            ------   ------
  Total GMNA                5,249    1,481     28.2%   5,271    1,453    27.6%
  GME                       4,713      433      9.2%   4,610      416     9.0%
  GMLAAM                      888      137     15.4%     911      152    16.7%
  GMAP                      3,916      192      4.9%   3,697      174     4.7%
                           ------    -----            ------    -----
Total Worldwide            14,766    2,243     15.2%  14,489    2,195    15.1%
                           ======    =====            ======    =====

                                     Nine Months Ended September 30,
                           -----------------------------------------------------
                                      2003                      2002
                           -----------------------------------------------------
                                              GM as                    GM as
                                              a % of                   a % of
                           Industry    GM    Industry Industry    GM   Industry
                           --------    --    -------- --------    --   --------
                                           (units in thousands)
GMNA
United States
  Cars                      5,913    1,499     25.4%   6,325    1,608    25.4%
  Trucks                    6,972    2,083     29.9%   6,791    2,077    30.6%
                           ------    -----            ------    -----
  Total United States      12,885    3,582     27.8%  13,116    3,685    28.1%
Canada, Mexico, and Other   2,147      514     23.9%   2,235      570    25.5%
                           ------    -----            ------    -----
  Total GMNA               15,032    4,096     27.3%  15,351    4,255    27.7%
  GME                      14,804    1,387      9.4%  14,841    1,354     9.1%
  GMLAAM                    2,554      391     15.3%   2,742      433    15.8%
  GMAP                     11,754      542      4.6%  10,894      509     4.7%
                           ------    -----            ------    -----
Total Worldwide            44,144    6,416     14.5%  43,828    6,551    14.9%
                           ======    =====            ======    =====

Wholesale Sales (2)
                     Three Months Ended   Nine Months Ended
                       September 30,        September 30,
                    ------------------------------------------
                       2003       2002      2003      2002
                       ----       ----      ----      ----
                              (units in thousands)
GMNA
  Cars                   519        564      1,706     1,880
  Trucks                 733        744      2,417     2,347
                       -----     ------      -----     -----
   Total GMNA          1,252      1,308      4,123     4,227
                       -----      -----      -----     -----
GME
  Cars                   351        341      1,175     1,154
  Trucks                  21         23         71        71
                        ----       ----     ------    ------
   Total GME             372        364      1,246     1,225
                         ---        ---      -----     -----
GMLAAM
  Cars                   104        116        296       339
  Trucks                  30         46         81       137
                         ---       ----       ----       ---
   Total GMLAAM          134        162        377       476
                         ---        ---        ---       ---
GMAP
  Cars                    75         50        246       144
  Trucks                  56         69        166       169
                         ---       ----        ---     -----
   Total GMAP            131        119        412       313
                         ---        ---        ---       ---

Total Worldwide        1,889      1,953      6,158     6,241
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

GMA Financial Review
   GMA's net income was $34 million for the third quarter of 2003, compared with net income of $252 million for the prior year quarter. For the nine months ended September 30, 2003, net income was $720 million, compared with $1.4 billion for the prior year nine month period. The decrease in third quarter and year-to-date net income was a result of lower wholesale sales, continued pricing pressures in North America and Europe, increased pension and other postretirement employee benefit costs (OPEB) expense in the U.S., and unfavorable foreign exchange, partially offset by continued strong product mix, material cost savings and improved equity results at GMAP.
   In connection with the upcoming completion of the reviews being performed as part of GM's annual budget and business planning process, it is likely that global operating charges will result in the fourth quarter of 2003, as GM completes analyses and takes appropriate actions to improve automotive profitability in the future.
   GMNA's net income was $128 million for the third quarter of 2003, compared with net income of $417 million for the prior year quarter. For the nine months ended September 30, 2003, net income was $759 million compared with $2.3 billion for the prior year nine month period. The decrease in third quarter net income resulted from lower wholesale sales, the impact of pricing and incremental pension and OPEB expense in the U.S., which were offset by favorable product mix and material cost performance. In addition, included in GMNA's income for the third quarter of 2003 was a charge related to the adoption of FIN 46 in cost of sales and other expenses of $27 million, after-tax; a benefit of $70 million after-tax related to decreased pension expense as a result of the $13.5 billion pension contributions in September and October 2003 (See Liquidity and Capital Resources, Financing Structure within Management Discussion and Analysis, for further detail); and a $55 million after-tax decrease in the product recall campaign accrual as a result of the analysis performed in the third quarter. The decrease in year-to-date 2003 net income relates to lower wholesale sales, intense pricing pressure, increased pension and OPEB expense and higher currency-exchange losses versus the year ago period, which more than offset improvements in product mix and material cost. In addition, included in 2002 third quarter and year-to-date net income is an after-tax charge of $116 million related to costs associated with the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan. Vehicle revenue per unit was $18,984 for the third quarter of 2003, compared with $18,782 for the prior year quarter.
   The 2003 United Auto Workers (UAW) labor contract was ratified on October 6, 2003 covering a four-year term from 2003-2007. The contract includes a $3,000 lump sum payment per UAW employee paid in October 2003, and a 3% performance bonus per UAW employee to be paid in October 2004. GM will amortize these payments over the 12 month period following the respective payment dates. UAW employees will receive a gross wage increase of 2% in 2005 and 3% in 2006. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses. The retiree lump sum payments and vehicle discount vouchers will result in a charge to GM's 2003 fourth quarter cost of sales of approximately $1.2 billion ($725 million after-tax).
   GME's net loss was $152 million for the third quarter of 2003, compared with a net loss of $180 million for the prior year quarter. For the nine months ended September 30, 2003, GME's net loss was $220 million compared with a net loss of $882 million for the prior nine month period. The decrease in the third quarter and year-to-date 2003 net loss was primarily due to structural and material cost reduction, increased wholesale sales volumes, and improved mix, which were partially offset by unfavorable foreign exchange. In addition, included in the 2002 net loss was a charge of $55 million after-tax related to the enacted end-of-life vehicle legislation in the second quarter of 2002, and a charge of $407 million after-tax related to the implementation of Project Olympia, in the first quarter of 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMA Financial Review (concluded)

   GMLAAM's net loss was $104 million for the third quarter of 2003, compared with a net loss of $61 million for the prior year quarter. For the nine months ended September 30, 2003, the net loss was $219 million compared with a net loss of $174 million for the prior nine month period. The increase in net loss for the third quarter and year-to-date 2003 was primarily due to the continued economic weakness in Brazil and increases in material costs, which were partially offset by favorable net price.
   GMAP's net income was $162 million for the third quarter of 2003, compared with net income of $76 million for the prior year quarter. For the nine months ended September 30, 2003, net income was $400 million compared with $122 million for the prior nine month period. The increase in net income for the third quarter was primarily due to strong equity earnings from Shanghai GM, and Suzuki Motor Corporation (Suzuki), partially offset by equity losses at GM Daewoo Auto & Technology Company (GMDAT). The increase in year-to-date 2003 net income was primarily due to strong equity earnings from Shanghai GM, Suzuki, and Fuji Heavy Industries Ltd., partially offset by equity losses at GMDAT.

Hughes Financial Review

   Total net sales and revenues increased to $2.6 billion for the third quarter of 2003 and $7.2 billion for the first nine months of 2003, compared with $2.2 billion and $6.4 billion for the comparable periods in 2002. The increase in net sales and revenues for the third quarter of 2003 and the first nine months of 2003 resulted primarily from increased revenues at DIRECTV U.S. due to growth in subscriber base and higher monthly revenue per subscriber, and increased revenues at Hughes Network Systems (HNS) due to increased sales in the HNS satellite based business. In the first nine months of 2003, the increase was partially offset by lower DIRECTV Latin America revenues related to the World Cup programming services in 2002 as well as smaller subscriber base and further devaluations to several Latin American currencies in 2003.
   Hughes' net loss was $23 million for the third quarter of 2003 compared to a net loss of $14 million for the same period of 2002. Hughes net loss for the nine months ended September 30, 2003 totaled $55 million compared to a net loss of $325 million for the first nine months of 2002. The higher net loss for the third quarter of 2003 was primarily due to a $159 million pre-tax gain in 2002 resulting from the sale of 8.8 million shares of Thomson Multimedia common stock and a third quarter 2003 non-cash charge of $65 million related to the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). These charges were partially offset by higher 2003 operating profit primarily due to additional margins from higher revenues at DIRECTV U.S. and HNS as well as reduced expenses resulting from cost saving initiatives, the favorable resolution of certain tax refund claims for $48 million in the quarter, a $32 million write-down of two equity investments and a pre-tax loss of $25 million related to the sale of SkyPerfecTV! common stock in the third quarter of 2002, and the absence of net losses in 2003 at DIRECTV Broadband due to its shutdown on February 28, 2003. The lower pre-tax losses recorded in the first nine months of 2003 were also due to the $75 million pre-tax loss at DLA from the 2002 World Cup and an after-tax charge of $51 million for a contractual dispute associated with a General Electric Capital Corporation contract in 2002. These improvements were partially offset by the higher income tax benefit generated in 2002 resulting from larger pre-tax losses and an after-tax gain of $59 million in 2002 due to the favorable resolution of a lawsuit filed with the U.S. government on March 22, 1991.
   On March 18, 2003, DIRECTV Latin America, LLC (DLA LLC) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Bankruptcy Court). The filing does not include any of its operating companies in Latin America and the Caribbean, which will continue regular operations. DLA LLC continues to manage its business as a debtor-in-possession. Under Chapter 11 of the bankruptcy code, management is authorized to operate the business, but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval. Subsequent to the filing of its Chapter 11 petition, DLA LLC obtained Bankruptcy Court orders that, among other things, authorized DLA LLC to pay certain pre-petition obligations related to employee wages and benefits and to take certain actions where such payments or actions will benefit its estate or preserve the going concern value of the business enterprise, thereby enhancing the prospects of reorganization.

Sale of GM Defense Business

   For the nine months ended September 30, 2003, other ACO operations included a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share of GM $1-2/3 par value common stock), recorded in net sales and revenues in GM's Consolidated Statements of Income related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation on March 1, 2003. The sale also generated net proceeds of approximately $1.1 billion in cash.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's net income was $630 million and $476 million for the third quarter ended September 30, 2003 and 2002, respectively and net income for the nine month periods ended September 30, 2003 and 2002 was $2.2 billion and $1.3 billion, respectively.

                                Three Months Ended    Nine Months Ended
(Dollars in millions)              September 30,        September 30,
                                -----------------------------------------
                                  2003      2002        2003       2002
                                  ----      ----        ----       ----

Financing operations              $320      $303    $1,018         $904
Mortgage operations                253       153     1,039          359
Insurance operations                57        20       106           83
                                   ---       ---     -----        -----
   Net income                     $630      $476    $2,163       $1,346
                                   ===       ===     =====        =====

   Net Income from financing operations was $320 million for the third quarter of 2003, compared with net income of $303 million for the prior year quarter. Net Income for the first nine months of 2003 from financing operations totaled $1.0 billion, compared with net income of $904 million for the first nine months in the prior year. For the third quarter 2003 the increase reflects lower credit loss provisions, which more than offset the unfavorable impact of lower net interest spreads earned on higher asset levels.
   Net Income from mortgage operations was $253 million for the third quarter of 2003, compared with net income of $153 million for the prior year quarter. Net Income for the first nine months of 2003 from mortgage operations totaled $1.0 billion, compared with net income of $359 million for the first nine months in the prior year. Mortgage operations' increased earnings reflected higher origination and securitization volumes in both the residential and commercial mortgage sectors.
   Net Income from insurance operations was $57 million for the third quarter of 2003, compared with net income of $20 million for the prior year quarter. Net Income for the first nine months of 2003 from insurance operations totaled $106 million, compared with net income of $83 million for the first nine months in the prior year. The increases in income for the quarter and year-to date were attributed mainly to net capital losses incurred during 2002, which included the write-down of certain investment securities.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the third quarter of 2003, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. On October 21, 2003 Standard & Poor's affirmed GM and GMAC's ratings at BBB, with a rating outlook of negative. This rating action is not expected to have a significant adverse effect on GM's and GMAC's ability to obtain bank credit or to sell asset-backed securities. Refer to the table below for a summary of GM's and GMAC's credit ratings.

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

   GM's and GMAC's access to the capital markets remained sufficient to meet the Corporation's capital needs. GM completed issuances of approximately $13.5 billion in GM senior notes and convertible debentures and approximately $4.4 billion in short-term GMAC senior notes and debt in a single event financing in the beginning of the third quarter of 2003. GMAC also continued to have access to various other forms of capital. GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the corporation's needs for financial flexibility.
   In September and in October, 2003 GM made contributions to partially fund certain of GM's U.S. pension funds of $5.5 billion and $8.0 billion, respectively, using the net proceeds of the GM senior notes and convertible debentures. Including $900 million in GM Class H common stock contributed in March 2003, total contributions to GM's U.S. pension funds equal $14.4 billion for the year.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing Structure (concluded)

   Pension plan assets for GM's U.S. Hourly and Salaried pension plans earned returns of 14% through the end of September. As a result of year-to-date contributions, assuming asset returns remain at 14% for the full year and a 6.25% discount rate, the U.S. hourly and salary pension plans will be underfunded by approximately $7.0 billion at year-end. GM intends to contribute an additional $4 to $6 billion to the U.S. pension plans with the successful completion of the Hughes transactions, which could further reduce the unfunded position to approximately $1 to $3 billion.
   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. GM also has an additional $3.2 billion in committed facilities with various maturities and uncommitted lines of credit of $2.7 billion. Similarly, GMAC currently has a $4.2 billion syndicated line of credit committed through June 2004, $4.3 billion committed through June 2008, $4.4 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $17.2 billion. In addition, New Center Asset Trust (NCAT) has $19.2 billion of liquidity facilities committed through June 2004. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2004. NCAT and MINT are non-consolidated limited purpose statutory trusts established to issue asset-backed commercial paper (See Off Balance Sheet Arrangements).

Automotive, Communications Services, and Other Operations

   At September 30, 2003, cash, marketable securities, and $3.4 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $32.0 billion, compared with cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities totaling $18.5 billion at December 31, 2002 and $19.0 billion at September 30, 2002. The increase from December 31, 2002 was primarily due to earnings from automotive operations, the sale of the GM Defense business in the first quarter of 2003, and net debt issuances totaling $15.8 billion in the first nine months of 2003 by GM and Hughes. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $10.0 billion at September 30, 2003, compared with $5.8 billion at December 31, 2002 and $5.8 billion at September 30, 2002. Strong cash flows from operations in the first six months of 2003 enabled GM to make a cash contribution of $3.0 billion to its VEBA trust on August 6, 2003 which was in addition to the $300 million of Class H stock contributed to the VEBA in March 2003.
   Long-term debt was $34.1 billion at September 30, 2003, compared with $16.7 billion at December 31, 2002 and $16.8 billion at September 30, 2002. The ratio of long-term debt to long-term debt and GM's net assets of Automotive, Communications Services, and Other Operations was 134.4% at September 30, 2003, compared with 267.0% at December 31, 2002 and 88.3% at September 30, 2002. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive, Communications Services, and Other Operations was 133.0% at September 30, 2003, compared with 234.3% at December 31, 2002 and 89.1% at September 30, 2002.
   Net liquidity, calculated as cash, marketable securities, and $3.4 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was a negative $3.3 billion at September 30, 2003, compared with $298 million, including $3.0 billion of assets of the VEBA, at December 31, 2002 and $764 million, including $3.0 billion of assets of the VEBA, at September 30, 2002.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GECC under which GECC pays participating GM suppliers the amount due from GM in advance of the original due date. In exchange for the earlier payment, these suppliers accept a discounted payment. On the original due date of the payables, GM pays GECC the full amount. At September 30, 2003 GM owed approximately $1.1 billion to GECC under this program, which is classified as accounts payable in GM's financial statements. In addition, GM has the right under the agreement to defer payment to GECC with respect to all or a portion of receivables which it has paid on behalf of GM. The deferral period ranges from 10 days to 40 days and would also be classified as accounts payable in GM's financial statements. Deferred payments are subject to interest during the deferral period. As of September 30, 2003, GM had elected not to defer payment on any such payables. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB-, with a negative outlook (GM's current rating is BBB, with a negative outlook) or below BBB-, or a rating by Moody's of Baa3, with a negative outlook (GM's current rating is Baa1, with a negative outlook) or below Baa3, GE may immediately terminate the program to GM and its suppliers. GM does not anticipate that discontinuance of the availability of the GECC program would result in a material disruption to the supply of parts and materials to GM, nor would it have a material adverse effect on GM's financial position, results of operations or cash flows. The maximum amount permitted under the program is $2.0 billion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing and Insurance Operations

   At September 30, 2003, GMAC's consolidated assets totaled $275.9 billion, compared with $227.7 billion at December 31, 2002 and $211.0 billion at September 30, 2002. The increase from December 31, 2002 was primarily the result of an increase in earning assets such as finance receivables and loans. The continued use of GM sponsored special rate financing programs, combined with an increased use of securitizations structured as financing transactions (primarily in mortgage operations) resulted in an increase in consumer finance receivables and loans. Additional asset growth was the result of an increase in wholesale receivables outstanding due to higher dealer inventories.
   Consistent with the growth in assets, GMAC's total debt increased to $225.4 billion at September 30, 2003, compared with $183.1 billion at December 31, 2002 and $167.6 billion at September 30, 2002. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Liquidity is managed to preserve stable, reliable and cost effective sources of cash to meet all current and future obligations. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. GMAC is experiencing historically high unsecured borrowing spreads due to a combination of volatility in the capital markets, weakness in the automotive sector of the corporate bond markets, and concerns regarding the financial outlook of GM. As a result, GMAC continues to use securitization and retail debt programs in addition to its unsecured debt sources. Management expects to continue to use diverse funding sources to maintain its financial flexibility and expects that access to the capital markets will continue at levels sufficient to meet GMAC's funding needs.

Investment in Fiat Auto Holdings
   At the April 23, 2003, Annual General Shareholders Meeting of Fiat Auto Holdings, B.V. (FAH), FAH adopted a Euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a Euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   As discussed in GM's Annual Report on Form 10-K for the period ending December 31, 2002, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat has recently stated in its 2002 Annual Report on Form 20F, filed with the U.S. Securities and Exchange Commission, that it views the exercise of the Put only as a secondary possibility. Fiat also stated in its Form 20F that it believes that the put is enforceable in accordance with the terms of the Master Agreement. GM has, however, asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Master Agreement, including the Put, is terminable by GM. Notwithstanding these different views, GM and Fiat share a desire to continue to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement, and to provide an opportunity to pursue a resolution of these different views. Towards that end, Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investment in Fiat Auto Holdings (concluded)
   If and when GM were to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM if GM chooses to fund such needs.
   GM and Fiat have discussed potential alternatives to the Master Agreement, and further discussions regarding the status of the Master Agreement are planned.

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet entities where the economics and sound business principles warrant their use. GM's principal use of off-balance sheet entities occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GM's wholly-owned subsidiary GMAC and its subsidiaries and, to a lesser extent, by GM. In addition, GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. For further discussion of GM's use of off-balance sheet entities, refer to the Off-Balance Sheet Arrangements section of Management's Discussion and Analysis in GM's 2002 Annual Report on Form 10-K.
   The amount of off-balance sheet entities used by the Automotive, Communications Services, and Other Operations has decreased since December 31, 2002 due to GM's implementation of FIN 46 as of July 1, 2003. FIN 46 required the consolidation of certain off-balance sheet entities that were determined to be VIEs in which GM was the primary beneficiary. (See Note 6).
   The amounts outstanding in off-balance sheet facilities used by the Financing and Insurance Operations has decreased since December 31, 2002 as GMAC continues to use securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and are recorded as debt on the balance sheet.
Assets in off-balance sheet entities were as follows (dollars in millions):

Automotive, Communications Services, and       Sept. 30, Dec. 31,  Sept.30,
Other Operations                                 2003      2002      2002
----------------------------------------         ----      ----      ----
Assets leased under operating leases            $2,139    $2,904    $2,845
Trade receivables sold                             378       439       422
                                                ------    ------    ------
      Total                                     $2,517    $3,343    $3,267
                                                ======    ======    ======

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
      - Mortgage loans                        $100,749  $112,128  $110,497
      - Retail finance receivables              11,404    16,164    15,181
      - Wholesale finance receivables           17,284    17,415    13,986
                                               -------   -------   -------
      Total                                   $129,437  $145,707  $139,664
                                               =======   =======   =======

BOOK VALUE PER SHARE

   Book value per share is determined based on the liquidation rights of the various classes of common stock. Book value per share of GM $1-2/3 par value common stock was $13.76 at September 30, 2003, compared with $9.06 at December 31, 2002 and $25.44 at September 30, 2002. Book value per share of GM Class H common stock was $2.75 at September 30, 2003, compared with $1.81 at December 31, 2002 and $5.09 at September 30, 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

DIVIDENDS

   Dividends may be paid on GM's common stocks only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on each class of common stock will be reduced on occasion by dividends paid on that class and will be adjusted on occasion for changes to the amount of surplus attributed to the class resulting from the repurchase or issuance of shares of that class.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 5, 2003, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid September 10, 2003, to holders of record on August 15, 2003. With respect to GM Class H common stock, the GM Board has determined that it will not pay any cash dividends at this time in order to allow the earnings of Hughes to be retained for investment in its businesses.

HUGHES TRANSACTIONS

   On April 9, 2003, GM, Hughes and The News Corporation Limited (News Corporation) announced the signing of definitive agreements that provide for, among other things, the split-off of Hughes from GM and the simultaneous sale of GM's approximately 19.8% economic interest in Hughes to News Corporation for $14 per share, or approximately $3.8 billion. GM would receive approximately $3.1 billion in cash with the remainder payable in News Corporation preferred American Depositary Shares (News Corporation ADSs) and/or cash at News Corporation's election. News Corporation would acquire an additional 14.2% stake in Hughes from the holders of GM Class H common stock through a mandatory exchange of a portion of their Hughes common stock received in the split-off, which would provide News Corporation with a total of 34% of the then outstanding capital stock of Hughes. In addition, GM would receive a cash dividend from Hughes of $275 million in connection with the transactions. This dividend is expected to be paid by Hughes through available cash balances.
   Under the terms of the proposed transactions, holders of GM Class H common stock would first exchange their shares for Hughes common stock on a share-for-share basis in the split-off, followed immediately by an exchange of approximately 17.7% of the Hughes common stock they receive in the split-off for approximately $14 per share in News Corporation ADSs and/or cash. The number of News Corporation ADSs payable to GM and Hughes common stockholders, based on a fixed-price of $14 per Hughes share, will be adjusted within a collar range of 20% above or below the News Corporation ADS price of $22.40. This mandatory exchange of about 17.7% of the shares of Hughes common stock for News Corporation ADSs and/or cash would be taxable to the Hughes common stockholders at the time. The transactions are structured in a manner that will not result in the recapitalization of GM Class H common stock into GM $1-2/3 par value common stock at a 120% exchange ratio, as currently provided for under certain circumstances in the General Motors Restated Certificate of Incorporation, as amended.
   If the transactions are completed, Rupert Murdoch, chairman and chief executive officer of News Corporation, would become chairman of Hughes, and Chase Carey, who is currently serving as an advisor to News Corporation, would become president and chief executive officer of Hughes. Eddy Hartenstein, Hughes senior executive vice president, would be named vice chairman of Hughes. Hughes would have 11 directors, the majority of which would be independent directors.
   The transactions are subject to a number of conditions, including, among other things, obtaining U.S. antitrust and Federal Communications Commission approvals, approval by a majority of each class of GM stockholders - GM $1-2/3 and GM Class H - voting both as separate classes and together as a single class and a favorable ruling from the Internal Revenue Service that the split-off of Hughes from GM would be tax-free to GM and its stockholders for U.S. federal income tax purposes. On September 11, 2003, GM received a private-letter ruling from the U.S. Internal Revenue Service confirming that the distribution of Hughes Electronics common stock to the holders of GM Class H common stock, in connection with the split-off of Hughes, would be tax-free to GM and its Class H stockholders for federal income tax purposes. On October 6, 2003 GM announced that stockholders had approved the transactions. (See Note 12). No assurances can be given that the governmental approvals will be obtained or the transactions will be completed. The financial and other information regarding Hughes contained in this Quarterly Report do not give any effect to or make any adjustment for the anticipated completion of the transactions.
   During April 2003, the Hughes Board of Directors approved the reclassification of the outstanding Hughes Series B convertible preferred stock into Hughes Class B common stock of equivalent value, and a subsequent stock split of Hughes common stock and Hughes Class B common stock through dividends of additional shares. GM, in its capacity as the holder of all outstanding Hughes capital stock, approved the reclassification. Shortly thereafter, GM converted some of its Hughes common stock into an equivalent number of shares of Hughes Class B common stock. As a result of these transactions, Hughes currently has 1,207,518,237 shares of Hughes common stock and 274,373,316 shares of Hughes

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

HUGHES TRANSACTIONS (concluded)

Class B common stock issued and outstanding, all of which are owned by GM. The terms of the Hughes common stock and Hughes Class B common stock are identical in all respects (with the exception of provisions regarding stock-on-stock dividends) and, at the option of the holder, the Hughes common stock may be converted at any time into Hughes Class B common stock and vice versa. These transactions had no impact on the outstanding number of shares of GM Class H common stock or the Class H dividend base. In connection with the News Corporation transactions, GM Class H common stock will be exchanged for Hughes common stock, and the Hughes Class B common stock will be sold by GM to News Corporation. Immediately after the completion of the News Corporation transactions, all of the shares of Hughes Class B common stock held by News Corporation will be converted into Hughes common stock.
   Upon completion of the Hughes split-off and sale transactions, GM will record the exchange of Hughes common stock for all the outstanding shares of GM Class H common stock in the Hughes split-off share exchange at book value. Simultaneously with the Hughes split-off, based on certain assumptions, GM will sell all of its retained economic interest in Hughes (in the form of the Hughes Class B common stock) to News Corporation for approximately $3.1 billion in cash and up to an additional approximately $770 million in News Corporation ADSs and/or cash, subject to adjustment based on the collar mechanism. Based on a price of $14.00 per share of GM Class H common stock, the net book value of Hughes at September 30, 2003, and certain other assumptions, the transactions would have resulted in a gain of approximately $1.2 billion, net of tax. In addition, GM currently anticipates that as a result of the transactions, there will be a net reduction of GM stockholders' equity of approximately $7.1 billion.
The financial results of Hughes for all periods prior to the completion of the transactions will be reported as discontinued operations in GM's consolidated financial statements upon: (1) the receipt of the requisite GM common stockholder approval of all proposals relating to the transactions (received on October 6, 2003); and, (2) the satisfaction of all regulatory related conditions to the transactions.

EMPLOYMENT AND PAYROLLS

Worldwide employment at September 30,             2003      2002
(in thousands)                                    ----      ----

  GMNA                                             190       197
  GME                                               63        68
  GMLAAM                                            23        23
  GMAP                                              14        11
  Hughes                                            12        12
  GMAC                                              32        31
  Other                                              6         8
                                                   ---       ---
   Total employees                                 340       350
                                                   ===       ===


                                         Three Months Ended Nine Months Ended
                                           September 30,      September 30
                                         ------------------------------------
                                            2003     2002     2003     2002
                                            ----     ----     ----     ----

Worldwide payrolls - (in billions)          $5.0      $5.1   $15.7     $15.6
                                             ===       ===    ====      ====


CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.
   GM has identified a number of critical accounting estimates. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material effect on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period.
   GM's critical accounting estimates relate to the following areas: sales allowances, policy and warranty, impairment of long-lived assets, pension and OPEB costs, postemployment benefits, allowance for credit losses, investments in operating leases, mortgage servicing rights, and accounting for derivatives and

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES  (concluded)

other contracts at fair value. These critical accounting estimates are discussed in the Corporation's 2002 Annual Report on Form 10-K filed with the SEC.
   Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates. There have been no material changes to the Corporation's significant accounting policies that affected the Corporation's financial condition or results of operations in the third quarter of 2003.


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


                                   * * * * * *


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended September 30, 2003, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

      As previously reported, four purported class actions were brought in Delaware Chancery Court and two in Los Angeles Superior Court challenging the proposed split off of Hughes Electronics Corporation (Hughes) and the acquisition by The News Corporation Ltd. of approximately 34% of Hughes. Plaintiffs in both Delaware and California have filed consolidated complaints. The new consolidated complaints are similar to the original complaints, except that Delaware complaint adds allegations challenging the adequacy of the disclosures in the Consent Solicitation and only names GM and members of the GM board of directors as defendants. The Delaware plaintiffs filed a motion for preliminary injunction and to expedite discovery and hearing on their motion so that their motion could be decided before the anticipated closing of the transaction. The Delaware Chancery Court on October 2, 2003, denied plaintiffs' motion for expedition. GM has filed motions to dismiss the Delaware case, and, with Hughes, has filed a motion to stay the California case.


                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  LEGAL PROCEEDINGS (concluded)

   As previously reported, DIRECTV is involved in lawsuits with the National Rural Telecommunications Cooperative ("NRTC"), Pegasus Satellite Television, Inc. and Golden Sky Systems, Inc. (collectively "Pegasus") and a class of NRTC members (the "Class"), regarding premium programming, launch fees, certain advanced services, contract term and post-contract rights of first refusal. On August 11, 2003, DIRECTV, NRTC and the Class entered into a settlement agreement to resolve all claims and disputes between those parties. The settlement agreement will not become final until the Court approves the terms of the Class settlement. On September 23, 2003, the Class filed its ex parte application for preliminary approval of the settlement and approval of the form of class notice. After a hearing on the application, the Court signed an order giving preliminary approval to the settlement and setting January 5, 2004 as the date for hearing replies and objections to the proposed settlement. The terms of the settlement will not have a material adverse effect upon the financial condition or results of operations for DIRECTV or Hughes. Pegasus has not agreed to the settlement and filed a motion to intervene. The Court has tentatively ruled against the Pegasus motion, and the parties await the Court's final order.


                                      * * *

   As previously reported, in April 2001, Robert Garcia, doing business as Direct Satellite TV, an independent retailer of DIRECTV(R) system equipment, instituted arbitration proceedings against DIRECTV, Inc. in Los Angeles, California regarding his commissions and certain charge-back disputes. On October 4, 2001, Mr. Garcia filed a class action complaint against DIRECTV, Inc. and Hughes in Los Angeles County Superior Court asserting the same chargeback/commissions claims and a Consumer Legal Remedies Act claim. On April 17, 2002, the Los Angeles County Superior Court entered an order compelling plaintiffs in the purported class action of retailers to pursue their individual claims in arbitration, but the court's order purported to retain jurisdiction to determine whether the prerequisites for class treatment of dealer claims within an arbitration are met. DIRECTV, Inc. and Hughes appealed the order, which appeal was denied. DIRECTV and Hughes then petitioned the California Supreme Court for review of the order, which was also denied. In June 2003, however, the United States Supreme Court issued a decision in the case Bazzle v. Green Tree Financial, finding that whether an agreement to arbitrate permits class action arbitration is a decision for the arbitrator, not a trial court, to make. DIRECTV and Hughes filed a writ of certiorari with the United States Supreme Court requesting that it vacate the state court decisions and remand the Garcia case for further proceedings consistent with the Bazzle decision. On October 6, 2003, the United States Supreme Court granted DIRECTV's writ of certiorari and all relief requested by DIRECTV.

                                     * * * *


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

a) In connection with proposed transactions that would result in the split-off of GM's subsidiary, Hughes Electronics Corp. (Hughes), and the acquisition of 34 percent of Hughes common stock by The News Corporation Limited, on August 21, 2003, GM filed definitive materials with the Securities and Exchange Commission, including a Definitive Consent Solicitation Statement of GM on Schedule 14A.

   The matters relating to the transactions that GM shareholders were asked to approve constituted five proposals, all of which required shareholder approval in order for the transactions to be completed. An additional proposal, approval of which was not required in order to complete the transactions, was also submitted for shareholder approval.

   Each proposal required all of the following shareholder approvals:
   - a majority of the shares of GM $1-2/3 par value common stock outstanding as of August 1, 2003 (the "record date"), voting as a separate class;
   - a majority of the shares of GM Class H common stock outstanding as of the record date, voting as a separate class; and
   - a majority of the voting power of the shares of GM $1-2/3 par value common stock and GM Class H common stock outstanding as of the record date, voting together as a single class based on their respective per share voting power pursuant to the provisions set forth in the GM restated certificate of incorporation.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS (continued)

    In total, the holders of approximately 65 percent of GM $1-2/3 par value common stock, approximately 79 percent of GM Class H stock and approximately 69 percent of the combined voting power of both classes voting together as a single class, based on their respective per share voting power, participated in the consent solicitation. As reflected below, an overwhelming percentage of both classes of GM stock that voted on these matters was in support of the transactions. Of the votes cast in response to the consent solicitation, approximately 94 percent of the GM $1-2/3 par value common stock and approximately 95 percent of the GM Class H common stock voted was in support of each of the proposals. With respect to the combined vote of both classes of stockholders, more than 94 percent of the votes cast were in support of each of the proposals.

   As of October 3, 2003 the following unrevoked written consents of the holders of the following shares of GM common stock regarding the proposals had been received by GM:


Proposal                                                              Voting Results
                                            --------------------------------------------------------------
                                                 GM $1-2/3 par
                                                    value              GM Class H          Total as a
                                                 common stock         common stock         single class
                                            --------------------------------------------------------------
                                               Votes     Percent    Votes    Percent      Votes    Percent
                                                (1)        (2)       (1)       (2)        (3)       (4)
Proposal No. 1
   Approval of the first    Consent          341,298,702   60.9%  825,183,098  74.5%   506,335,321   64.7%
   GM charter amendment in  Withold consent   13,007,803    2.3%   35,699,050   3.2%    20,147,613    2.6%
   order to provide GM      Abstain            8,957,970    1.6%   14,814,310   1.3%    11,920,832    1.5%
   the ability to           Not voted        197,453,957   35.2%  232,640,252  21.0%   243,982,007   31.2%
   implement the Hughes
   split-off share
   exchange
Proposal No. 2
   Ratification of the      Consent          343,734,998   61.3%  853,261,237  77.0%   514,387,246   65.8%
   new Hughes certificate   Withhold consent  10,582,101    1.9%    7,601,785   0.7%    12,102,458    1.5%
   of incorporation,        Abstain            8,947,376    1.6%   14,833,437   1.3%    11,914,063    1.5%
   including the            Not voted        197,453,957   35.2%  232,640,252  21.0%   243,982,007   31.2%
   excess stock provision
Proposal No. 3
   Ratification of the      Consent          344,626,533   61.5%  854,492,505  77.1%   515,525,034   65.9%
   Hughes split-off,        Withhold consent   9,770,615    1.7%     6,429,300  0.6%    11,056,475    1.4%
   including the special    Abstain            8,867,327    1.6%   14,774,654   1.3%    11,822,258    1.5%
   dividend                 Not voted        197,453,957   35.2%  232,640,252  21.0%   243,982,007   31.2%
Proposal No. 4
   Ratification of the      Consent          344,360,937   61.4%  836,589,032  75.5%   511,678,743   65.4%
   GM/News stock sale       Withhold consent   9,840,134    1.8%   24,227,029   2.2%    14,685,539    1.9%
                            Abstain            9,063,405    1.6%   14,880,398   1.3%    12,039,484    1.5%
                            Note voted       197,453,957    5.2%  232,640,252  21.0%   243,982,007   31.2%
Proposal No. 5
   Ratification of the      Consent          344,310,353   61.4%  836,582,955  75.5%   511,626,944   65.4%
   News stock acquisition   Withhold consent   9,854,247    1.8%   24,232,701   2.2%    14,700,787    1.9%
                            Abstain            9,099,875    1.6%   14,880,803   1.3%    12,076,036    1.5%
                            Not voted        197,453,957   35.2%  232,640,252  21.0%   243,982,007   31.2%
Proposal No. 6
   Approval of the second   Consent          342,855,073   61.2%  836,665,474  75.5%   510,188,168   65.2%
   GM charter amendment     Withhold consent  11,086,152    2.0%   24,126,054   2.2%    15,911,363    2.0%
   to eliminate certain     Abstain            9,323,250    1.6%   14,904,931   1.3%    12,304,236    1.6%
   provisions               Not voted        197,453,957   35.2%  232,640,252  21.0%   243,982,007   31.2%
   relating to the GM
   class H  common stock
   after completion of
   the transactions




See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS (concluded)

1) Numbers represent shares of each class of GM common stock as held as of the record date.
2) Percentages represent the percentage of the total of each class of GM common stock as held as of the record date.
3) Numbers represent the aggregate voting power of all shares as held as of the record date, with holders of GM $1-2/3 par value common stock casting one vote per share and holders of GM Class H common stock casting 0.2 vote per share, which represents the applicable voting power after the three-for-one stock split of the GM Class H common stock in the form of a 200% stock dividend, paid on June 30, 2000, to GM Class H common stockholders of record on June 13, 2000.
4) Percentages represent the aggregate voting power of both classes of GM common stock as of the record date.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit                                                                 Page
Number      Exhibit Name                                                Number
------      ------------                                                ------


(31.1)      Section 302 Certification of the Chief Executive Officer       39
(31.2)      Section 302 Certification of the Chief Financial Officer       40
(32.1)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                41

(32.2)      Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                42

(99)        Hughes Electronics Corporation Financial Statements and
              Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    43



(b) Reports on Form 8-K

   Nine reports on Form 8-K, were filed July 2, 2003, July 16, 2003, July 17, 2003*, July 23, 2003*, July 24, 2003, August 1, 2003, September 3, 2003,
September 12, 2003 and September 29, 2003* during the quarter ended September 30, 2003 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

--------------------------
* This asterisk indicates Reports submitted to the Securities and Exchange Commission which include information "furnished" pursuant to Items 9 and 12 of Form 8-K, which pursuant to General Instruction B of Form 8-K is not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934. The information furnished pursuant to Items 9 and 12 in such reports is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, is not incorporated into this Report on Form 10-Q and GM does not intend to incorporate these reports by reference into any filing under the Securities
Act or the Exchange Act.


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
Date:  November 13, 2003             By:  /s/PETER R. BIBLE.
                                     ---  ------------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)