Form 10-K
period 2003-12-31
GENERAL MOTORS CORP
filed 2004-03-11
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
       Title of Each Class                          Which Registered
  ----------------------------                 -----------------------------
Common, $1-2/3 par value                       New York Stock Exchange, Inc.



Note: The $1-2/3 par value common stock of the Registrant is also listed for trading or traded on the following exchanges:

      Chicago Stock Exchange, Inc.               Chicago, Illinois
      Pacific Exchange, Inc.                     San Francisco, California
      Philadelphia Stock Exchange, Inc.          Philadelphia, Pennsylvania
      Toronto Stock Exchange                     Toronto, Ontario, Canada
      Frankfurter Wertpapierborse                Frankfurt am Main, Germany
      Borse Dusseldorf                           Dusseldorf, Germany
      Bourse de Bruxelles                        Brussels, Belgium
      Euronext Paris                             Paris, France
      The London Stock Exchange                  London, England


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X.  No      .
                                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes X No     .
                   ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X No     .
                                             ----

As of June 30, 2003, the aggregate market value of General Motors Corporation
(GM) $1-2/3 par value common stock held by nonaffiliates of GM was approximately $20.2 billion. The closing price on June 30, 2003 as reported on the New York Stock Exchange was $36.00 per share. As of June 30, 2003, the number of shares outstanding of GM $1-2/3 par value common stock was 560,712,564 shares.

Documents incorporated by reference are as follows:

                                                  Part and Item Number of
                                                  Form 10-K into Which
 Document                                         Incorporated
--------------                                    -------------------------

General Motors Notice of Annual Meeting of
   Stockholders and Proxy Statement for the
   Annual Meeting of Stockholders to be
   to be held June 2, 2004                        Part III, Items 10 through 13


Website Access to Company's Reports

General Motor's (GM's) internet website address is www.gm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.













































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

ITEM 1.  Business

General

   The following information is incorporated herein by reference to the indicated pages in Part II:

      Item                                                 Page(s)
      ----                                                 ------------

      Wholesale Sales                                      II-6 through II-8
      Employment and Payrolls                              II-15
      Note 26 to the GM Consolidated Financial
        Statements (Segment Reporting)                     II-68 through II-71

   GM presents separate supplemental financial information for the following businesses:
   o   Automotive and Other Operations
   o   Financing and Insurance Operations

   GM participates in the automotive industry through the activities of its automotive business operating segment General Motors Automotive (GMA) which is comprised of four regions:
   o   GM North America (GMNA),
   o   GM Europe (GME),
   o   GM Latin America/Africa/Mid-East (GMLAAM), and
   o   GM Asia Pacific (GMAP)

   GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER.
   GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and/or marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. GM's automotive regions also have equity ownership in Fiat Auto Holdings (FAH), Fuji Heavy Industries Ltd., Suzuki Motor Corporation (Suzuki), Isuzu Motors Ltd., Shanghai General Motors Corporation (SGM), SAIC-GM-Wuling Automobile Company Ltd., and GM Daewoo Auto & Technology Company (GM Daewoo). These investees design, manufacturer and market vehicles under the following nameplates: Fiat, Lancia, Alfa Romeo, Subaru, Suzuki, Isuzu, Buick, Wuling, Daewoo, and Chevrolet.
   GM's other operations include the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities.
   GM's Financing and Insurance Operations primarily relate to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential and commercial mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. See related business discussion in GMAC's Form 10-K, Item 1, which is incorporated herein by reference. GMAC's Form 10-K is filed separately with the Securities and Exchange Commission (SEC).
   Until its split-off on December 22, 2003, GM's business included Hughes Electronics Corporation. Hughes' activities included digital entertainment, information and communication services, and satellite-based private business networks.
   Substantially all automotive-related products are marketed through retail dealers and distributors in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 2003, there were approximately 7,700 GM vehicle dealers in the United States, 800 in Canada, and 260 in Mexico. Additionally, there were a total of approximately 15,500 outlets overseas which include dealers and authorized sales, service, and parts outlets.

Raw Materials and Services

   GM purchases materials, parts, supplies, freight transportation, energy, and other services from numerous unaffiliated firms. Interruptions in production or delivery of these goods or services could adversely affect GM.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Backlog of Orders

   Shipments of GM automotive products are made as promptly as possible after receipt of firm sales orders; therefore, no significant backlog of unfilled orders accumulates.

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, DaimlerChrysler Corporation, Toyota Corporation (Toyota), Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Volkswagen A.G. (Volkswagen), Hyundai Motor Company, Ltd. (Hyundai), and Bayerische Motoren Werke AG (BMW). All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Suzuki and GM operate CAMI Automotive Inc. in Ingersoll, Ontario as a joint venture which currently builds light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 2003 are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) unit sales of domestic and foreign makes and GM's competitive position during the years ended December 31, 2003, 2002, and 2001 were as follows:

Vehicle Unit Sales (1)


                                                Years Ended December 31,
                          2003                          2002                         2001
                 -----------------------------------------------------------------------------------
                                    GM as                        GM as                        GM as
                                    a % of                       a % of                       a % of
                 Industry   GM     Industry   Industry   GM     Industry   Industry   GM     Industry
                 --------   --     --------   --------   --     --------   --------   --     --------
United States                                   (units in thousands)
  Cars            7,630   1,961      25.7%     8,131   2,069      25.4%     8,455   2,272      26.9%
  Trucks          9,336   2,796      29.9%     9,013   2,790      31.0%     9,020   2,633      29.2%
                  -----   -----                -----   -----                -----   -----
  Total United   16,966   4,757      28.0%    17,144   4,859      28.3%    17,475   4,905      28.1%
States
Canada, Mexico,
and Other         2,855     683      23.9%     2,974     762      25.6%     2,775     686      24.7%
                  -----     ---                -----   -----                -----   -----
  Total GMNA     19,821   5,440      27.4%    20,118   5,621      27.9%    20,250   5,591      27.6%
  GME            19,468   1,821       9.4%    19,172   1,765       9.1%    19,705   1,800       9.1%
  GMLAAM          3,570     570      16.0%     3,673     565      15.7%     4,009     665      16.6%
  GMAP           15,720     764       4.9%    14,373     674       4.6%    13,101     524       4.0%
                 ------   -----               ------   -----               ------   -----

Total Worldwide  58,579   8,595      14.7%    57,336   8,625      15.0%    57,065   8,580      15.0%

(1) GM vehicle unit sales primarily represent vehicles manufactured by GM or manufactured by GM's investees and sold either under a GM nameplate or through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Research and Development

   In 2003, GM spent $5.7 billion for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. Comparably, $5.7 billion and $6.1 billion were spent on company-sponsored research and other product development activities in 2002 and 2001, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Environmental Matters

Automotive Emissions Control
   Both the U.S. Federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.
   Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control systems or components discovered during such testing, or discovered during government required defect reporting, can lead to substantial cost for General Motors related to emissions recalls. New CARB and Federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Low-Emission Vehicles (LEV) II" standards, began phasing in for California vehicles in the 2004 model year. Similar federal "Tier 2" standards will also start in 2004. In addition, both the CARB and the EPA have adopted more stringent standards applicable to future heavy-duty trucks.
   California requires that a specified percentage of cars and certain light-duty trucks be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement starts at 10% in model year 2003 and increases in future years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credits, which are vehicles that meet very stringent emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria. Currently California is in the process of further amending its ZEV regulations, including delaying its start date until 2005. California is likely to finalize these amendments sometime in the first quarter of 2004.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the federal requirements, and four states (New York, Massachusetts, Maine and Vermont) have done so. Additional states could adopt the California standards in the future. To provide states an alternative to the adoption of California standards, GM and other auto manufacturers began selling LEVs in the remaining 45 states in 2001, under the provisions of the National Low Emission Vehicle Program.
   In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both Federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles meet lower emission standards, and new diagnostics are required. California has adopted more stringent OBD requirements beginning in the 2004 model year, including new design requirements and more stringent enforcement procedures.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year Federally. Systems are being further modified to accommodate Federal onboard refueling vapor recovery (ORVR) control standards. ORVR was phased-in on passenger cars in the 1998 through 2000 model years, and is phasing-in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards apply in California, as well as Federally.
   Starting in the 2001 model year, the test procedure for exhaust emissions has become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle.

Industrial Environmental Control
   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)
   GM is in various stages of investigation or remediation for sites where contamination has been alleged, and recorded a liability of $226 million at December 31, 2003 and $219 million at December 31, 2002 for worldwide environmental investigation and remediation as summarized below:

      . GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement has been verified. The total liability for sites involving GM was estimated to be $85 million at December 31, 2003. This compares with $86 million at December 31, 2002.

      . For closed plants owned by the Corporation, an estimated liability for environmental investigation and remediation is typically recognized at the time of the closure decision. Such liability, which is based on an environmental assessment of the plant property, was estimated at $22 million at December 31, 2003. This compares with $38 million at December 31, 2002.

      . GM is involved in investigation and remediation activities at additional locations worldwide with an estimated liability of approximately $119 million at December 31, 2003. This compares with $95 million at December 31, 2002.

   The cost impact of the Clean Air Act Amendments under Title V is the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $300 million to $500 million in aggregate through the year 2007.
   The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2007 will be approximately $125 million. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.

Vehicular Noise Control
   Passenger cars and light-duty trucks are subject to state and local motor vehicle noise regulations. General Motors Corporation is committed to designing and developing all its products to meet these noise requirements. Addressing specific vehicle noise regulations for all state and local regulations however, is not practical or possible. The Corporation therefore compiles the most stringent requirement for all regulated markets and validates to the composite requirement. In instances where a state or local noise regulation is more stringent than the composite requirement, a waiver of the requirement is requested.
   Medium to heavy-duty trucks are regulated at the Federal level. Federal truck regulations preempt all state/local noise regulations for trucks over 10,000 lbs. gross vehicle weight rating (GVWR).

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 2003 model year domestic passenger car fleet is projected to attain a Corporate Average Fuel Economy (CAFE) of 28.7 miles per gallon (mpg) versus the standard of 27.5 mpg. GM's CAFE estimate for 2004 model year domestic passenger cars is projected at 28.8 mpg versus the standard of 27.5 mpg.
   For GM's imported passenger cars, 2003 model year CAFE is projected to attain
28.2 mpg versus a standard of 27.5 mpg. The CAFE estimate for 2004 model year import passenger cars is 29.3 mpg versus the standard of 27.5 mpg.
   Fuel economy standards for light-duty trucks became effective in 1979. General Motors' light truck CAFE fleet average for the 2003 model year is projected at 21.1 mpg versus a standard of 20.7 mpg. GM's 2004 model year truck CAFE is projected at 21.2 mpg versus a standard of 20.7 mpg.
   GM's ability to meet increased CAFE standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM could not comply with any new CAFE standards, GM could be subject to sizeable civil penalties and could have to severely restrict product offerings or close plants to remain in compliance.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

End of Life Vehicles
   During September 2000, the European parliament passed a directive requiring member states to adopt legislation regarding end-of-life vehicles and the responsibility of manufacturers for dismantling and recycling vehicles they have sold. European Union member states are required to transform the concepts detailed in the directive into national law. Under the directive, manufacturers are financially responsible for at least a portion of the cost of the take-back of vehicles placed in service after July 2002 and all vehicles placed in service prior to July 2002 that are still in operation in January 2007. The laws developed in the individual national legislatures throughout Europe will effect the amount ultimately paid by the manufacturers for this issue. GM does not expect this legislation to have a material effect on its financial position, cash flow or results of operations.

Seasonal Nature of Business

   In the automotive business, there are retail sales fluctuations of a seasonal nature, and production varies from month to month. Certain changeovers occur throughout the year for reasons such as new market entries and new vehicle changes; however, the changeover period related to the annual new model introduction has traditionally occurred in the third quarter of each year. Production is typically lower during the third quarter due to these annual product changeovers and the fact that annual plant shutdowns are planned during this time to facilitate product changes. For this reason, third quarter operating results are, in general, less favorable than those in the other three quarters of the year. The degree to which the third quarter results are affected depends on the magnitude of the changeover needed to commence production of new models incorporating, for example, design modifications related to more fuel-efficient vehicle packaging, stricter government standards for safety and emission controls, and consumer-oriented improvements in performance, comfort, convenience, and style.

Segment Reporting Data

   Operating segment and principal geographic area data for 2003, 2002, and 2001 are summarized in Note 26 to the GM Consolidated Financial Statements in Part II.


                                   * * * * * *


   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has approximately 370 locations operating in approximately 40 states and approximately 210 cities in the United States. Of these, approximately 20 are engaged in the final assembly of GM cars and trucks; approximately 60 are service parts operations responsible for distribution or warehousing; and the remainder are offices or involved primarily in the testing of vehicles or the manufacturing of automotive components and power products. In addition, the Corporation has approximately 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in approximately 50 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Sweden, Belgium, Spain, China, Thailand, Argentina, Portugal, Poland and Korea.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented in Note 26 to the GM Consolidated Financial Statements in
Part II.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 3.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 2003, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   In March 2003, the Michigan Department of Environmental Quality (MDEQ) asserted a claim for penalties in excess of $100,000 relating to various alleged violations of air discharge regulations at the GM-Powertrain Saginaw Metal Castings Plant. Officials of GM and the MDEQ continue to discuss resolution of these matters.


                                      * * *

   The US EPA Region V filed an Administrative complaint against three General Motor's facilities on October 17, 2003. The three GM assembly facilities named in the complaint are Moraine, Ohio, Pontiac, Michigan, and Orion, Michigan. The complaint alleges multiple violations of the hazardous waste rules as applied to GM's painting and purge operations. EPA seeks unspecified penalties. GM believes that the lawsuit is without merit because the purge material in question is not a "waste" but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed and reused by GM in its processes. The position being taken by EPA Regional V is the subject of a lawsuit filed by GM on August 2, 2002 in the DC Circuit Court of Appeals seeking an order by the Court declaring the position an unlawful "rulemaking" by US EPA.

                                      * * *

Other Matters

   Six putative nationwide and statewide class actions are pending against General Motors in state and federal courts alleging that the paint or paint application process used on some GM vehicles was defective due to the omission of a primer surfacer layer. Generally, plaintiffs allege that GM's failure to disclose the alleged paint defect is a fraudulent omission and a violation of various states' consumer protection laws. No determination has been made that any case may proceed as a class action.

   With respect to the suits relating to the primer surfacer issue described above: Christian Amedee and Louis Fuxan v. General Motors Corporation, et al., Civil District Court for the Parish of New Orleans, State of Louisiana filed March 24, 1995, Cherise Miller, et al., v. General Motors Corporation, United States District Court for the Northern District of Illinois, filed on April 8, 1998 (the court determined that plaintiffs had not demonstrated that they could meet the requirements for certification of a nationwide class ), and Rose Ann Hayes v. General Motors Corporation et al. filed on May 22, 2001 in the Circuit Court for Madison County Illinois are purported nationwide class actions; Eddie Glorioso v. General Motors Corporation and Scott Arnold v. General Motors Corporation, consolidated in Superior Court for the City and County of San Francisco, California, both filed in July 1998, are purported California statewide class actions; Scott Haverdink v. General Motors Corporation, Court of Common Pleas of Philadelphia County, Pennsylvania, filed on May 16, 1999, is a putative Pennsylvania statewide class action. Darryl Oshanek v. General Motors Corporation and General Motors of Canada, Limited, filed in the Supreme Court of British Columbia, Canada, on June 2, 1999, is a putative class action on behalf of residents of British Columbia, has been dismissed. GM intends to vigorously oppose class certification and defend these cases.


                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Seventy-nine purported class actions on behalf of all purchasers of new motors vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Ltd. and Ford, Daimler Chrysler, Toyota, Honda, Nissan and BMW and their Canadian affiliates, the National Automobile Dealers Association and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings in federal court in Main and the more than 30 California cases have been consolidated in state court in San Francisco.
   The nearly identical complaints allege that the manufacture defendants, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to United States citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints allege that new vehicle prices in Canada are ten to thirty percent lower than those in the United States and that preventing the sale of these vehicles to United States citizens resulted in the payment of supracompetitive prices by United States consumers. The complaints seek treble damages under the antitrust laws, but do not specify damages. No determination has been made to certify any of these cases as a class action. General Motors believes its actions have been lawful and intends to vigorously defend these cases.

                                      * * *

   On April 11 and 14, 2003, two purported class actions (Young v. Pearce, et al.; Silverstein v. Pearce, et al.) were filed in Delaware Chancery Court on behalf of owners of GM Class H shares against Hughes Electronics Corporation, General Motors Corporation, News Corporation and the Hughes directors. On April 11 and 15, 2003, two purported class actions (Matcovsky, et al., v. Hughes Electronics Corporation, et al.; Brody v. Hughes Electronics Corporation, et al.) were filed in Superior Court in Los Angeles, California, against Hughes, GM and the Hughes and GM directors. Two purported stockholder class actions which name only General Motors and the GM directors have been brought in Delaware Chancery Court challenging the recently announced agreements with News Corp., Wyser-Pratte Management Company v. General Motors Corporation, et al., which was filed April 18, 2003, and Robert LaMarche v. General Motors Corporation, et al., which was filed April 28, 2003. The Delaware cases have been consolidated in the Delaware Chancery Court and the California cases have been consolidated in state court in Los Angeles and plaintiffs in both cases have filed consolidated complaints.
   The Delaware cases allege that GM and the GM directors performed ultra vires acts and that the GM directors breached their fiduciary duties by approving a transaction that is more favorable to the holders of GM $1-2/3 par value common stock than the holders of GM Class H Common stock. They claim that the holders of GM Class H Common Stock will be treated unfairly because (i) GM will receive mostly cash for its shares while the holders of GM Class H Common Stock will receive News Corp. American Depositary Shares (ADSs) that may fluctuate in value, (ii) GM will be receiving a $275 million payment from Hughes, (iii) a substantial number of shares of GM Class H Common Stock were contributed to various GM employee benefit plans prior to announcement of the deal to improve the prospects of shareholder approval, and (iv) the transaction was announced just prior to the announcement of improved financial results at Hughes and PanAmSat to make it appear that holders of GM Class H Common Stock would receive a premium that would exceed the 20 percent recapitalization premium provided for in the GM Restated Certificate of Incorporation, as amended. The California cases allege that the proposed transactions involving News Corp.'s acquisition of a 34% interest in Hughes provides benefits to GM not available to all GM Class H shareholders, in violation of fiduciary duties. The new consolidated complaints are similar to the original complaints, except that the Delaware complaint adds allegations challenging the adequacy of the disclosures in the Consent Solicitation and only names GM and members of the GM board of directors as defendants. Plaintiffs in both cases seek unspecified damages. GM has moved to dismiss the Delaware cases and plaintiffs are seeking to amend their complaint. In the California cases, the claims against directors without any connection to California have been dismissed and the consolidated case has been stayed pending a ruling on the motion to dismiss the Delaware consolidated complaint. GM, Hughes and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.

(b) Previously reported legal proceedings which have been terminated, either during the year ended December 31, 2003, or subsequent thereto, but before the filing of this report are summarized below:

   On January 20, 2003, the Georgia Department of Natural Resources (GDNR) delivered a proposed consent order with respect to alleged violations of hazardous waste regulations at GM's plant in Doraville, Georgia seeking fines in excess of $100,000. GM denies the alleged violations, but amicably resolved them by entering into and administrative consent order No. EPD-HW-1534 with the GDNR. A $50,000 settlement was paid by GM to the State of Georgia under this consent order, effective October 23, 2003.


                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant and their positions and offices with the Registrant are as follows:

Name and (Age)                          Positions and Offices
-------------                           ---------------------

G. Richard Wagoner, Jr. (51)            Chairman and Chief Executive Officer

John M. Devine (59)                     Vice Chairman and Chief Financial
                                           Officer

Robert A. Lutz (72)                     Vice Chairman of Product Development,
                                           Chairman of GM North America,
                                           Interim President of GM Europe

Thomas A. Gottschalk (61)               Executive Vice President, Law and
                                           Public Policy

   The following information pertains to all other officers of the Registrant who file reports pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended:

Name and (Age)                          Positions and Offices
-------------                           ---------------------

Troy A. Clarke (48)                     Group Vice President, Manufacturing and
                                           Labor Relations

Gary Cowger (56)                        Group Vice President and President,
                                           GM North America

Eric A. Feldstein (44)                  Group Vice President and Chairman,
                                           General Motors Acceptance
                                           Corporation

Frederick A. Henderson (45)             Group Vice President and President,
                                           GM Asia Pacific

Maureen Kempston-Darkes (55)            Group Vice President and President,
                                           GM Latin America, Africa and
                                           Middle East

Thomas G. Stephens (55)                 Group Vice President, GM Powertrain

Ralph J. Szygenda (55)                  Group Vice President,
                                           Information Systems, and
                                           Chief Information Officer

Kathleen S. Barclay (49)                Vice President, Global Human Resources

Lawrence D. Burns (52)                  Vice President, Research & Development
                                           and Planning

Thomas J. Kowaleski (52)                Vice President, Communications

Peter R. Bible (45)                     Chief Accounting Officer

Walter G. Borst (42)                    Treasurer

Paul W. Schmidt (59)                    Controller

   There are no family relationships, as defined, between any of the officers named above, and there is no arrangement or understanding between any of the officers named above and any other person pursuant to which he or she was selected as an officer. Each of the officers named above was elected by the Board of Directors to hold office until the next annual election of officers and until his or her successor is elected and qualified or until his or her earlier resignation or removal. The Board of Directors elects the officers in conjunction with each annual meeting of the stockholders.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Mr. G. Richard Wagoner, Jr. has been associated with General Motors since 1977. Mr. Wagoner was elected Vice President in charge of finance for General Motors Europe in June 1989. In July 1991, he was elected President and Managing Director of General Motors do Brasil. In November 1992, he was elected Executive Vice President and Chief Financial Officer of General Motors. In July 1994, he was named President of North American Operations. In October 1998, he was elected a director, President and Chief Operating Officer of General Motors. On June 1, 2000, Mr. Wagoner was named Chief Executive Officer and became Chairman of the Board of Directors on May 1, 2003. Mr. Wagoner is Chairman of the Automotive Strategy Board.

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

   Mr. Robert A. Lutz was named Vice Chairman of Product Development of General Motors Corporation, effective September 1, 2001. He was named Chairman of GM North America on November 13, 2001, and was appointed interim president of GM Europe on March 1, 2004 until June 1, 2004. He serves as global process leader for Product Development and is a member of the Automotive Strategy Board and the North America Strategy Board. Mr. Lutz was Chairman and Chief Executive Officer of Exide Technologies, immediately prior to his GM appointment. He continues to serve as a member of Exide's board of directors. He also has held a number of executive positions with Ford Motor Company until 1986 and the former Chrysler Corporation from which he retired in 1998.

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

   Mr. Troy A. Clarke was appointed Group Vice President and Executive Vice President, GM Asia Pacific on February 4, 2004, and President of GM Asia Pacific, effective June 1, 2004. Mr. Clarke was named GM group vice president of manufacturing and labor relations in June 2002. Mr. Clarke had been vice president of labor relations since January 2001 and was appointed president and managing director of GM de Mexico and a GM corporate vice president in December 1997, after having served as director of manufacturing for GM de Mexico since June 1997. Mr. Clarke is a member of the Automotive Strategy Board.

   Mr. Gary L. Cowger has been associated with General Motors since 1965. Mr. Cowger was elected a Vice President of General Motors Corporation, effective October 1, 1994. On September 1, 1994, he was appointed President and Managing Director of General Motors de Mexico. Mr. Cowger was then named Vice President, Manufacturing, General Motors Europe, on January 1, 1998 and Chairman and Managing Director of Adam Opel AG effective June 19, 1998. Mr. Cowger became Group Vice President - Labor Relations, on November 1, 1998 and Group Vice President in charge of GM Manufacturing and Labor Relations on January 1, 2001. He was named GM Group Vice President and President of General Motors North America on November 13, 2001. He is a member of the Automotive Strategy Board, global process leader for Manufacturing, and Chairman of the North America Strategy Board.

   Mr. Eric A. Feldstein has been associated with General Motors since 1981. Mr. Feldstein was named GM Vice President and Treasurer in 1997 and GM Vice President of Finance and Treasurer in 2001. He was named GM Group Vice President and Chairman of General Motors Acceptance Corporation (GMAC) in November 2002. He is a member of the Automotive Strategy Board and Chairman and President of the GMAC Mortgage Group.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4A.  Executive Officers of the Registrant - concluded

   Mr. Frederick A. Henderson has been associated with General Motors since 1984. From 1997 to 2000, Mr. Henderson was GM Vice President and Managing Director of GM do Brasil, and from June 1, 2000 served as Group Vice President and President of the GM Latin America, Africa and Middle East (LAAM) region. He was named GM Group Vice President and President of General Motors Asia Pacific effective January 1, 2002. Effective June 1, 2004, he was appointed Group Vice President and President of GM Europe. He is currently a member of the Automotive Strategy Board and Chairman of the Asia Pacific Strategy Board.

   Ms. Maureen Kempston-Darkes has been associated with General Motors since 1975. Ms. Kempston-Darkes was GM Vice President and President and General Manager of General Motors of Canada Limited from 1994 to 2001. She was named GM Group Vice President and President of GM LAAM effective January 1, 2002. She is a member of the Automotive Strategy Board and Chairman of the Latin America, Africa, and Middle East Strategy Board.

   Mr. Thomas G. Stephens is the Group Vice President responsible for GM Powertrain. He is a member of the Automotive Strategy Board and Chairman of GM's Energy and Environmental Strategy Board. From May 1996 through December 2000, Mr. Stephens was GM vice president and group director of engineering operations for the GM Truck Group. He was appointed vice president of vehicle integration in January 2001 and held this position prior to being named group vice president for GM Powertrain in 2001.

   Mr. Ralph J. Szygenda was named Group Vice President and Chief Information Officer on January 7, 2000. He is a member of the Automotive Strategy Board and is responsible for the Information Systems & Services organization. Mr. Szygenda is a member of the board of directors of the Handleman Company. He joined GM in 1996 as Vice President and Chief Information Officer.

   Ms. Kathleen S. Barclay has been associated with General Motors since 1985. She was elected Vice President in charge of global human resources and General Motors University in 1998. Prior to that she was general director of human resource management at GM North America Operations since 1996. She is a member of the Automotive Strategy Board.

   Mr. Lawrence D. Burns has been associated with General Motors since 1969. He was named Vice President of Research & Development and Planning in May 1998. He is a member of the Automotive Strategy Board and serves as global process leader for R&D and Planning.

   Mr. Thomas J. Kowaleski was elected Vice President in charge of global GM communications, effective January 1, 2004. He is a member of the GM Automotive Strategy Board and directs GM's corporate, product, brand, and internal communications around the world. Mr. Kowaleski joined General Motors in March 1999 as executive director product and brand communications. He became GM North America vice president of communications in June 2001. He is a member of the Automotive Strategy Board.

   Mr. Peter R. Bible joined General Motors as Chief Accounting Officer in December 1996. He is responsible for worldwide accounting, financial reporting and forecasting; Securities and Exchange Commission (SEC) reporting; financial controls; financial systems development; and government contract accounting.

   Mr. Walter G. Borst assumed the role of General Motors Treasurer in February 2003. Prior to that assignment, Mr. Borst was executive director of finance and chief financial officer for GM's German subsidiary, Adam Opel AG. Borst was named chief financial officer of Adam Opel AG, based in Russelsheim, Germany, in October 2000. Prior to that, he served as assistant treasurer in the GM Treasurer's Office from 1997 to 2000.

   Mr. Paul W. Schmidt has been associated with General Motors since 1969. He was named Controller in 2002. Mr. Schmidt had been executive-in-charge of GM's investor relations since August 2001. Prior to that, he was executive-in-charge of GM North America Finance since 1994.

                                     PART II

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

   General Motors (GM) lists its common stock on the stock exchanges specified on the cover page of this Form 10-K under the trading symbol "GM". On December 22, 2003, General Motors completed the split-off of Hughes by distributing Hughes common stock to the holders of GM Class H (GMH)common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8 percent economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred ADSs).

   All GMH stock ceased to be outstanding and accordingly was delisted from exchanges specified on the cover page of this report. GM's Dividend Policy is described in the Management's Discussion and Analysis (MD&A) in Part II. As of December 31, 2003, there were 418,540 holders of record of GM $1-2/3 par value common stock and no shares of GMH. As of December 31, 2002, there were 429,767 holders of record of GM $1-2/3 par value common stock and 177,355 holders of record of GM Class H common stock. The following table sets forth the high and low sale prices of GM's common stocks as reported on the Composite Tape and the quarterly dividends declared for the last two years.

                                                       2003 Quarters
                                                       -------------
                                             1st       2nd       3rd       4th
                                             ---       ---       ---       ---
Cash dividends per share of common stocks
   $1-2/3 par value                         $0.50     $0.50     $0.50    $0.50
   Class H                                  $-        $-        $-       $-

Price range of common stocks
  $1-2/3 par value (1): High               $41.12    $39.50    $43.23   $54.39
                        Low                $29.75    $32.84    $35.00   $40.04
  Class H (1):          High               $12.41    $13.56    $15.10   $16.72
                        Low                 $9.40    $10.17    $12.74   $14.25


                                                       2002 Quarters
                                                       -------------
                                             1st       2nd       3rd       4th
                                             ---       ---       ---       ---
Cash dividends per share of common stocks
   $1-2/3 par value                         $0.50     $0.50     $0.50    $0.50
   Class H                                  $-        $-        $-       $-

Price range of common stocks
  $1-2/3 par value (1): High               $62.01    $68.17    $54.08   $41.50
                        Low                $47.92    $50.00    $38.11   $30.80
  Class H (1):          High               $17.55    $17.00    $11.25   $12.00
                        Low                $12.50     $8.49     $8.35    $8.00


 --------------------
(1) The principal market is the New York Stock Exchange, and prices are based on the Composite Tape.

   The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 23 to the Consolidated Financial Statements in Part II.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters (concluded)



                              Number of                           Number of
                          securities to be  Weighted average      securities
                             issued upon     exercise price       remaining
                             exercise of     of outstanding     available for
Plan Category                outstanding        options,       future issuance
                              options,        warrants and       under equity
                            warrants and         rights          compensation
                               rights                             plans (1)
-------------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders:
  GMSIP                     74,485,566         $54.38            17,194,942

Equity compensation plans
  not approved by security
  holders (2):
  GMSSOP                    24,390,056         $55.33             3,626,225
-------------------------------------------------------------------------------
Total                       98,875,622         $54.61            20,821,167
-------------------------------------------------------------------------------

(1) Excludes securities reflected in the first column, "Number of securities to be issued upon exercise of outstanding options, warrants and rights."
(2) All equity compensation plans except the GMSSOP were approved by the shareholders. The GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data

                                          Years Ended  December 31
                                2003      2002      2001       2000      1999
                                ----      ----      ----       ----      ----
                                (dollars in millions except per share amounts)

Total net sales and revenues $185,524  $177,324  $169,051   $173,943  $168,964
                              =======   =======   =======    =======   =======

Income from continuing
  operations                   $2,862    $1,975    $1,222     $3,639    $5,867
Income (loss) from
  discontinued
  operations                     (219)     (239)     (621)       813       135
Gain from sale of
  discontinued operations       1,179         -         -          -         -
                                -----     -----       ---      -----     -----
  Net income (1)               $3,822    $1,736      $601     $4,452    $6,002
                                =====     =====       ===      =====     =====

$1-2/3 par value common stock
  Basic earnings per share
   (EPS) from continuing
   operations                   $5.10     $3.53     $2.21      $6.23     $9.08
  Basic earnings (losses) per
   share from discontinued
   operations                   $2.14    $(0.16)   $(0.42)     $0.59     $0.29
  Diluted EPS from continuing
   operations                   $5.03     $3.51     $2.20      $6.12     $8.91
  Diluted earnings (losses)
   per share from discontinued
   operations                   $2.11    $(0.16)   $(0.43)     $0.58     $0.28
  Cash dividends declared per
   share                        $2.00     $2.00     $2.00      $2.00     $2.00

Class H common stock (2)
  Basic earnings (losses) per
   share from discontinued
   operations                  $(0.22)   $(0.21)   $(0.55)     $0.55    $(0.27)
  Diluted earnings (losses)
   per share from
   discontinued operations     $(0.22)   $(0.21)   $(0.55)     $0.54    $(0.27)
  Cash dividends declared per
   share                         $  -      $  -      $  -       $  -      $  -

Total assets                 $448,507  $369,053  $322,412   $301,129  $273,729
Notes and loans payable      $271,756  $200,168  $165,361   $144,783  $129,547
GM-obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts              $  -      $  -      $  -       $139      $218

Stockholders' equity          $25,268    $6,814   $19,707    $30,175   $20,644


 -----------------
Reference should be made to the notes to GM's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which ceased the amortization method of accounting for goodwill and changed to an impairment only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually.
(2) Adjusted to reflect the three-for-one stock split of the GM Class H common stock, in the form of a 200% stock dividend, paid on June 30, 2000.



                                   * * * * * *

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 2003, filed separately with the Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
   GM presents separate supplemental financial information for the following businesses: Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO).
   GM's reportable operating segments within its Auto & Other business consist of:

   -  GM Automotive (GMA), which is comprised of four regions: GM North America
      (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP); and
   - Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities.

   GM's reportable operating segments within its FIO business consist of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Consolidated Results

   GM's total net sales and revenues were $186 billion, $177 billion and $169 billion for 2003, 2002 and 2001, respectively, and GM's net income was $3.8 billion, $1.7 billion and $601 million for 2003, 2002 and 2001, respectively.

                                                 Years Ended December 31,
                                             ---------------------------------
                                                2003       2002       2001
                                                ----       ----       ----
                                                  (dollars in millions)

Total net sales and revenues                 $185,524   $177,324   $169,051
Income from continuing operations              $2,862     $1,975     $1,222
Net income                                     $3,822     $1,736       $601
Net margin from continuing operations             1.5%       1.1%       0.7%

   The increase in 2003 total net sales and revenues, compared with 2002, was due to increases in GMA revenue of $5.2 billion, despite lower GMNA and global volumes and worldwide pricing competitiveness, and increases in FIO revenue of $2.6 billion. The increase in 2002 total net sales and revenues, compared with 2001, was largely due to an increase in wholesale sales at GMA.
   Despite increased revenues, cost savings, and strong equity income in 2003 compared to 2002, continued automotive pricing pressures, higher pension and other postretirement employee benefit (OPEB) expenses in the U.S., and unfavorable foreign currency exchange resulted in GMA net income decreasing in 2003 compared to 2002. GMAC had record net income of $2.8 billion in 2003, compared to $1.9 billion in the prior year, due primarily to income growth from GMAC's mortgage operations. The increase in 2002 net income compared to 2001 was primarily due to increased volumes at GMA offset partially by pricing pressures in North America and Europe.

   2003 highlights included:
   o Market share increased in three of four automotive regions;
   o Strong cash flow was generated;
   o GM fully funded the combined U.S. hourly and salaried pension plans with $18.5 billion in total contributions;
   o Pension plans earned an approximate 22% return on assets;
   o Completed the Hughes transactions (1);
   o GMAC and GMAP each generated strong net income; and
   o GM completed the sale of its defense business

(1)In the Hughes transactions, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8 percent economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred
   ADSs).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Financial Review

   GMA's total net sales and revenues were $155 billion, $149 billion and $142 billion for 2003, 2002 and 2001, respectively, and GMA's net income was $553 million, $2.0 billion and $445 million for 2003, 2002 and 2001, respectively.

                                                Years Ended December 31,
                                             -------------------------------
                                                2003      2002      2001
                                                ----      ----      ----
                                                 (dollars in millions)

GMA total net sales and revenues             $154,513   $149,355  $141,939
GMA net income                                   $553     $1,988      $445
GMA net margin                                    0.4%       1.3%      0.3%

Net income (loss) by region
GMNA                                             $811     $2,992    $1,348
GME                                              (504)    (1,011)     (765)
GMLAAM                                           (331)      (181)      (81)
GMAP                                              577        188       (57)
                                                 ----     ------      ----
     Net income                                  $553     $1,988      $445
                                                  ===      =====       ===

GM global market share                           14.7%      15.0%     15.0%

   The increase in 2003 total net sales and revenues, compared with 2002, was largely due to favorable product mix and a weaker U.S. dollar, partially offset by unfavorable pricing pressures in North America and Europe and lower wholesale volumes. The increase in 2002 total net sales and revenues, compared with 2001, was largely due to an increase in wholesale sales volumes partially offset by unfavorable pricing pressures in North America and Europe. GM's global market share was 14.7% and 15.0% for the years ended 2003, and 2002, respectively. Market share gains were recognized in three out of four automotive regions (see discussion below under each region) with GMNA posting a 0.5 percentage point decline, to 27.4%. As GM introduces several new models for 2004 and overall economic conditions improve, GM's goal is to achieve market share growth in all regions during 2004.
   The decrease in GMA's 2003 net income compared with 2002 was a result of lower wholesale sales, continued pricing pressures in North America and Europe, increased pension and OPEB expense in the U.S., and unfavorable foreign exchange, partially offset by continued strong product mix, material cost savings and strong equity results at GMAP. The increase in 2002 net income, compared with 2001, was primarily due to an increase in wholesale sales volume, favorable product mix, and reduced structural and material costs. These favorable conditions more than offset the unfavorable effect of pricing pressures experienced in North America and Europe.

   GM Automotive Regional Results.

GM North America
                                          Years Ended December 31,
                                      ----------------------------------
                                         2003       2002       2001
                                         ----       ----       ----
GMNA:                                       (dollars in millions)
  Net income                              $811     $2,992     $1,348
  Net margin                               0.7%       2.6%       1.2%

Wholesale sales                            (volumes in thousands)
  Cars                                   2,340      2,547      2,441
  Trucks                                 3,267      3,174      2,746
                                         -----      -----      -----
   Total GMNA                            5,607      5,721      5,187

Vehicle unit sales
  Industry - North America              19,821     20,118     20,250
  GM as a percentage of industry          27.4%      27.9%      27.6%

  Industry - U.S.                       16,966     17,144     17,475
  GM as a percentage of industry          28.0%      28.3%      28.1%
  GM cars                                 25.7%      25.4%      26.9%
  GM trucks                               29.9%      31.0%      29.2%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America (continued)
   North American industry vehicle unit sales decreased to 19.8 million units during 2003. With this decrease in industry sales, GMNA's market share decreased by 0.5 percentage points. GMNA ended the year with a market share of 27.4% for 2003, compared to 27.9% for 2002.
   During 2003, industry vehicle unit sales in the United States decreased slightly to 17.0 million units. In conjunction with this slight decrease in industry volume, GM's U.S. market share decreased by 0.3 percentage points. GM ended the year with a market share of 28.0% for 2003, versus 28.3% for 2002. U.S. car market share rose modestly by 0.3 percentage points to 25.7%, while U.S. truck market share ended the year at 29.9%, down 1.1 percentage points, contributing to the slight decline in overall U.S. market share. As GM introduces several new models in North America during 2004, GM anticipates increasing market share in the United States and North America during 2004.
   Net income from GMNA totaled $811 million, $3.0 billion, and $1.3 billion in 2003, 2002, and 2001, respectively. The decrease in GMNA's 2003 net income from 2002 was primarily due to unfavorable pricing, increased pension and OPEB expense in the U.S., and higher currency-exchange losses. During 2003, GMNA incurred charges of $448 million, after tax, related to the October 2003 contract with the United Auto Workers, which provided for lump-sum payments and vehicle discount vouchers for retirees and adjusted a previously established reserve for idled workers, primarily related to the Janesville, Wisconsin plant, resulting in $103 million of income, after tax. Also, GMNA incurred various structural cost adjustments, asset impairment and other charges, favorable interest income from settlements of prior year tax matters, and income related to the market valuation of XM Satellite Radio warrants. These items netted to approximately $90 million of income for the year.
   Vehicle revenue per unit was $18,992 for 2003, compared with $18,698 for 2002. Even though trucks as a percent of total sales were flat, mix remained strong during 2003, as customers continued to buy upgraded vehicles which resulted in revenue per unit growth of $294.
   The increase in 2002 net income from 2001 was primarily due to an increase in wholesale sales volume, improved product mix, material and structural costs reductions, and interest income from the resolution of certain prior tax years, partially offset by an increase in pension expense, OPEB expense and unfavorable price. In addition, during 2002, GMNA incurred charges of $116 million, after tax, primarily related to costs associated with the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan.

GM Europe
                                           Years Ended December 31,
                                       ----------------------------------
                                          2003       2002       2001
                                          ----       ----       ----
                                             (dollars in millions)
GME net loss                              $(504)   $(1,011)     $(765)
GME net margin                             (1.8%)     (4.2%)     (3.2%)

Wholesale sales                             (volumes in thousands)
  Cars                                    1,563      1,545      1,666
  Trucks                                     94        100         94
                                         ------     ------     ------
   Total GME                              1,657      1,645      1,760

Vehicle unit sales
  Industry                               19,468     19,172     19,705
  GM as a percentage of industry            9.4%       9.1%       9.1%

GM market share - Germany                  10.5%      10.3%      11.4%
GM market share - United Kingdom           13.7%      13.1%      12.7%

   While industry vehicle unit sales remained relatively flat in Europe during 2003 (an increase of approximately 300,000 units over 2002), GME increased its total market share to 9.4%, up 0.3 percentage points from 2002. In two of GM's largest markets in Europe, GM continued to perform well with increased market share gain: market share increased to 10.5% in Germany, a 0.2 percentage point increase over 2002, and 13.7% in the United Kingdom, an increase of 0.6 percentage points over 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe (concluded)
   Net loss from GME totaled $504 million, $1.0 billion, and $765 million in 2003, 2002, and 2001, respectively. The decrease in GME's 2003 net loss from 2002 was primarily due to favorable product mix, and reduced material and structural costs. These favorable conditions were partially offset by unfavorable pricing and foreign currency translation as the euro and Swedish krona strengthened relative to the U.S. dollar during 2003. GME's net loss included a restructuring charge in 2003 of $218 million, after tax, related to an initiative to improve the competitiveness of GM's automotive operations in Europe (see Note 25 to the Consolidated Financial Statements).
   The increase in GME's 2002 net loss from 2001 was primarily due to a decrease in wholesale sales volumes driven by a weak European industry, continuing competitive pricing pressures and a restructuring initiative implemented in the first quarter of 2002, which resulted in a charge of $407 million, after tax. These decreases were partially offset by improved material and structural cost performance.

GM Latin America/Africa/Mid-East
                                           Years Ended December 31,
                                      -----------------------------------
                                         2003       2002        2001
                                         ----       ----        ----
                                            (dollars in millions)
GMLAAM net loss                         $(331)     $(181)      $(81)
GMLAAM net margin                        (6.1%)     (3.5%)     (1.4%)

Wholesale sales                             (volumes in thousands)
  Cars                                    438        443        463
  Trucks                                  123        197        203
                                         ----       ----       ----
   Total GMLAAM                           561        640        666

Vehicle unit sales
  Industry                              3,570      3,673      4,009
  GM as a percentage of industry         16.0%      15.7%      16.6%

GM market share - Brazil                 23.3%      23.0%      22.6%

   Despite unfavorable economic conditions in Latin America, GM was able to increase overall GMLAAM vehicle market share to 16.0% in 2003.
   Net loss from GMLAAM totaled $331 million, $181 million, and $81 million in 2003, 2002, and 2001, respectively. The increase in GMLAAM's 2003 net loss from 2002 was primarily due to continued economic weakness in the region as industry vehicle sales decreased 100,000 units to 3.6 million for 2003. In 2003, GMLAAM incurred asset impairment charges and unfavorable exchange impacts, which were partially offset by net price increases. The increase in GMLAAM's 2002 net loss from 2001 was primarily due to political unrest and economic uncertainty in Argentina, Brazil, and Venezuela, which caused a significant deterioration in the industry for the region.

GM Asia Pacific
                                          Years Ended December 31,
                                      ----------------------------------
                                         2003       2002       2001
                                         ----       ----       ----
                                            (dollars in millions)
GMAP net income (loss)                   $577       $188       $(57)
GMAP net margin                          10.8%       4.2%      (1.4%)

Wholesale sales                            (volumes in thousands)
  Cars                                    203        185        202
  Trucks                                   70        220        258
                                         ----       ----       ----
   Total GMAP                             273        405        460

Vehicle unit sales
  Industry                             15,720     14,373     13,101
  GM as a percentage of industry          4.9%       4.6%       4.0%

GM market share  - Australia             20.4%      23.1%      22.4%
GM market share  - China                  8.5%       7.8%       4.1%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Financial Review (concluded)

GM Asia Pacific (concluded)
   GMAP increased its total market share to 4.9%, up 0.3 percentage points from 2002 and GM's market share in China increased to 8.5%, an increase of 0.7 percentage points over 2002. China is now the third largest automotive market in the world and is GM's fourth largest market.
   Net income (loss) from GMAP totaled $577 million, $188 million, and $(57) million in 2003, 2002, and 2001, respectively. The increase in GMAP's net income, compared with 2002, was primarily due to strong equity earnings from Shanghai GM and other equity investees, as well as earnings at Holden in Australia. The increase in GMAP's 2002 net income, compared with 2001, was primarily due to equity income improvements from several joint ventures, led by significantly improved results at Shanghai GM. Results from equity investments in 2001 included a restructuring charge of $133 million, after tax, with respect to GM's portion of severance payments and asset impairments that were part of the restructuring of its affiliate Isuzu Motors, Ltd. In 2002, these improvements were partially offset by a decrease in wholesale sales volumes and increases in structural and other costs.

Other Operations

   Other Operations' total net sales and revenues include a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share), related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation on March 1, 2003. The sale generated net proceeds of approximately $1.1 billion in cash.
   Also, Other Operations' includes charges of approximately $277 million ($0.49 per diluted share) related to the October 2003 contract with the UAW which provided for lump-sum payments and vehicle vouchers for Delphi retirees, as well as net interest expense of approximately $200 million related to 2003 debt issuances.
   In 2002, GM completed a review of the carrying value of its investment in Fiat Auto S.p.A. (Fiat Auto) which resulted in a non-cash impairment charge of $2.2 billion ($1.4 billion, after-tax), recorded in cost of sales. The write-down decreased the carrying value of GM's investment in Fiat Auto Holdings, B.V. (FAH) from $2.4 billion to $220 million with the remaining $220 million being attributable to the investment of FAH in certain joint ventures with GME.

Discontinued Operations

   As of the completion of the Hughes transactions on December 22, 2003, the results of operations, cash flows, and the assets and liabilities of Hughes Electronics Corporation were classified as discontinued operations for all periods presented in GM's consolidated financial statements. The transactions resulted in an after-tax gain of approximately $1.2 billion which is classified as gain on sale of discontinued operations in GM's consolidated statement of income for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements for further discussion.

GMAC Financial Review

   GMAC's net income was $2.8 billion, $1.9 billion, and $1.8 billion for 2003, 2002 and 2001 respectively.
                                               Years Ended December 31,
                                       ----------------------------------------
                                           2003          2002          2001
                                           ----          ----          ----
                                                 (dollars in millions)
Financing operations                      $1,360        $1,239        $1,254
Mortgage operations                        1,254           544           331
Insurance operations                         179            87           201
                                           -----        ------        ------
   Net income                             $2,793        $1,870        $1,786
                                           =====         =====         =====

   Net income from financing operations totaled $1.4 billion, $1.2 billion, and $1.3 billion in 2003, 2002, and 2001, respectively. The increase in net income in 2003, compared with 2002, was primarily due to lower credit loss provisions and increased revenues from higher asset levels, which more than offset the unfavorable effect of lower net interest margins. The decrease in 2002 net income compared with 2001 was due to a combination of higher credit loss provisions and wider borrowings spreads which was offset by income from higher asset levels. In addition, 2001 results reflect a favorable impact from the cumulative effect of adopting SFAS 133.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Net income from mortgage operations totaled $1.3 billion, $544 million, and $331 million in 2003, 2002, and 2001, respectively. The increase in net income in 2003, compared with 2002, was primarily due to higher production and securitization volumes in both the residential and commercial mortgage sectors. The increase in net income in 2002, compared with 2001, was primarily due to increased loan production volumes, higher servicing levels, and improved hedging results, which was partially offset by a decrease in the value of mortgage servicing rights.
   Net income from insurance operations totaled $179 million, $87 million, and $201 million in 2003, 2002, and 2001, respectively. The increase in net income in 2003, compared with 2002, primarily relates to increased underwriting volume and increased investment income resulting from reduced levels of impairments in 2003, as compared to 2002, related to the Insurance Group's investment portfolio. The decrease in net income in 2002, compared with 2001, reflects a write-down of certain investment securities primarily due to the prolonged decline in equity markets, partially offset by improved underwriting results and a favorable tax settlement.

2004 Priorities/Targets

   For 2004, GM has established certain operating priorities and financial targets including:
   o Attaining earnings per share between $6.00 and $6.50 at current dilution levels;
   o Generating $5.0 billion of operating cash flow;
   o Increasing automotive market share in all regions;
   o Reducing structural and material costs;
   o Capital spending of $7.0 billion; and
   o Regional/sector income targets, as follows:

                              Income target
                              -------------
                               (dollars in
                                millions)

    GMNA                    $1,000  - $1,400
    GME                         $0  - $ 100
    GMLAAM                  $ (200) - $ (100)
    GMAP                    $  700  - $ 800
    GMAC                   Greater than $2,000

  Cash flow, cost savings and regional income targets are formulated using a management approach which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In 2003, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's need for financial flexibility. On June 13, 2003, Moody's lowered GM's long-term rating to Baa1 from A3 and GMAC's to A3 from A2 with a rating outlook of negative. Moody's also reduced GMAC's short-term rating to Prime-2 from Prime-1 and reaffirmed GM's short-term rating at Prime-2. On October 21, 2003 Standard & Poor's affirmed GM and GMAC's long-term ratings at BBB and short-term ratings at A2, with a rating outlook of negative. On November 14, 2003 Fitch affirmed GM and GMAC's long-term ratings at BBB+ and the commercial paper ratings at F2 with a rating outlook of negative. On December 10, 2003 Dominion Bond Rating Service (DBRS) confirmed GM and GMAC's senior debt ratings at A (low) and the commercial paper ratings at R1 (low) with a stable outlook. These rating actions are not expected to have a significant adverse effect on GM's and GMAC's ability to obtain bank credit or to sell asset-backed securities. The table below summarizes GM's and GMAC's credit ratings as of December 31, 2003.

                       GM       GMAC    GM        GMAC     GM       GMAC
                       ------------------------------------------------------
Rating Agency            Senior Debt    Commercial Paper       Outlook
-------------          ------------------------------------------------------
DBRS                   A (low)  A (low) R1 (low)  R1 (low) Stable   Stable
Fitch                  BBB+     BBB+    F2        F2       Negative Negative
Moody's                Baa1     A3      Prime-2   Prime-2  Negative Negative
S&P                    BBB      BBB     A2        A2       Negative Negative

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing Structure (concluded)

   GM's and GMAC's access to the capital markets remained sufficient to meet the Corporation's capital needs. In the second quarter of 2003, GM issued approximately $1.5 billion of senior notes. In the beginning of the third quarter of 2003, in a combined single event financing, GM issued approximately $13.5 billion of GM senior notes and convertible debentures and GMAC issued approximately $4.4 billion of short-term senior notes and debt. In addition, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the corporation's needs for financial flexibility.
   In 2003, GM contributed to its Voluntary Employees' Beneficiary Association
(VEBA) trust a total $3.3 billion (including $0.3 billion in GM Class H common stock) and $18.5 billion (including $0.9 billion in GM Class H common stock) to its U.S. pension plans. At December 22, 2003, under terms of the Hughes transactions, the shares of GM H common stock contributed to the VEBA trust in 2003 were converted into or were exchanged for approximately 34 million shares of Hughes Electronics Corporation common stock and approximately 4 million News Corporation Preferred ADSs. Similarly, the shares of GM Class H common stock contributed to the pension plans in 2003 were converted into or were exchanged for approximately 89 million shares of Hughes Electronics Corporation common stock and approximately 10 million News Corporation Preferred ADSs.
   Pension plan assets for GM's U.S. hourly and salaried pension plans earned returns of approximately 22% in 2003. In addition, as a result of the $18.5 billion 2003 pension contributions, the combined U.S. hourly and salaried pension plans were $0.3 billion overfunded at year-end 2003 using a 6.00% discount rate.
   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. GM also has an additional $0.8 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.7 billion. Similarly, GMAC currently has a $4.2 billion syndicated line of credit committed through June 2004, $4.3 billion committed through June 2008, $4.7 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $18.0 billion. In addition, New Center Asset Trust (NCAT) has $19.2 billion of liquidity facilities committed through June 2004. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2004. NCAT and MINT are non-consolidated qualified special purpose entities administered by GMAC for the purpose of purchasing assets as part of GMAC's securitization and mortgage warehouse funding programs. These entities fund the purchases of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Corporation.
   Stockholders' equity increased to $25.3 billion at December 31, 2003 from $6.8 billion at December 31, 2002. This increase was primarily due to the decrease in the minimum pension liability adjustment that was favorably effected by the much improved funded status of the pension plans recorded as of December 31, 2003 and partly offset by the split-off of Hughes. (See Note 19 to the Consolidated Financial Statements).

Automotive and Other Operations

   At December 31, 2003, cash, marketable securities, and $3.4 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $26.9 billion, compared with cash, marketable securities, and $3.0 billion of assets of the VEBA trust invested in fixed-income securities totaling $17.3 billion at December 31, 2002. The increase of approximately 55% from December 31, 2002 was primarily due to strong cash flow from operations, proceeds from the Hughes transactions and sale of the GM Defense business in the aggregate amount of $5.3 billion, and net proceeds from debt issuances totaling $14.5 billion offset by U.S. hourly and salaried pension and VEBA cash contributions of $20.6 billion in 2003 by GM. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $10.0 billion at December 31, 2003, compared with $5.8 billion at December 31, 2002, an increase of approximately 72%. Strong cash flows from operations during 2003 enabled GM to make a cash contribution of $3.0 billion to its VEBA trust in August 2003, which was in addition to the $0.3 billion of Class H stock contributed to the VEBA in March 2003. These contributions to the VEBA trust were converted into or exchanged for approximately 34 million shares of Hughes Electronics Corporation common stock and approximately 4 million News Corporation Preferred ADSs.
   Long-term debt was $29.6 billion at December 31, 2003, compared with $14.3 billion at December 31, 2002. As mentioned above, the proceeds from the issuance of debt securities were used to fund GM's U.S. hourly and salaried pension plans. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 85.2% at December 31, 2003, compared with 433.2% at December 31, 2002. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 86.4% at December 31, 2003,

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations (concluded)

compared with 307.5% at December 31, 2002. The decrease in these ratios was due to the improvement in GM's net asset position resulting from the improved funded status of GM's U.S. hourly and salaried pension plans.
   Net liquidity, calculated as cash, marketable securities, and $3.4 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was a negative $5.5 billion at December 31, 2003, compared with $1.1 billion, including $3.0 billion of assets of the VEBA, at December 31, 2002.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GECC under which GECC pays participating GM suppliers the amount due to them from GM in advance of their contractual original due dates. In exchange for the early payment, these suppliers accept a discounted payment. On the original due date of the payables, GM pays GECC the full amount. At December 31, 2003 and 2002, GM owed approximately $1.2 billion, to GECC under this program, which is classified as short-term debt in GM's consolidated financial statements. In addition, GM has the right under the agreement to defer payment to GECC with respect to all or a portion of receivables which it has paid on behalf of GM. The permissible deferral periods range from 10 days to 40 days and would also be classified as short-term debt in GM's financial statements. Deferred payments are subject to interest during the deferral period. As of December 31, 2003, GM had elected not to defer payment on any such payables. The maximum amount permitted under both parts of the program is $2.0 billion. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB-, with a negative outlook (GM's current rating is BBB, with a negative outlook) or below BBB-, or a rating by Moody's of Baa3, with a negative outlook (GM's current rating is Baa1, with a negative outlook) or below Baa3, GECC would be permitted to immediately terminate continued access to the program by GM and its suppliers. GM does not anticipate that discontinuance of the future availability of the GECC program would result in a material disruption to the supply of parts and materials to GM, nor would it have a material adverse effect on GM's financial position, results of operations or cash flows.

Financing and Insurance Operations

   GMAC's consolidated assets totaled $288.2 billion at December 31, 2003, representing a 26.6% increase from the $227.7 billion outstanding at December 31, 2002. The increase in total assets was primarily due to an increase in finance receivables and loans, from $134.1 billion at December 31, 2002 to $172.7 billion at December 31, 2003. The increased use of securitizations structured as financing transactions (primarily in mortgage operations) combined with the continued use of GM sponsored special rate financing programs, resulted in an increase in consumer finance receivables and loans. Additional asset growth was the result of an increase in wholesale receivables outstanding due to higher dealer inventories.
   Consistent with the growth in assets, GMAC's total debt increased to $238.9 billion at December 31, 2003, as compared to $183.2 billion at December 31, 2002. GMAC's 2003 year-end ratio of total debt to total stockholder's equity was 11.8:1 compared to 10.3:1 at December 31, 2002. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Liquidity is managed to preserve stable, reliable and cost effective sources of cash to meet all current and future obligations. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. In 2003, GMAC continued to experience a difficult funding environment caused by high funding requirements (due to continued growth in assets levels), negative credit rating agency activity, and general instability in the corporate bond markets. The challenges presented by this environment resulted in GMAC's funding effort continuing to reach beyond traditional unsecured debt sources and increase the emphasis on securitization (including transactions accounted for as secured financings) and retail debt programs. Management expects that based on the Corporation's current financial position, its funding strategy and diversified financing sources will provide sufficient access to the capital markets to meet the Corporations' funding needs.

Investment in Fiat Auto Holdings

   At the April 23, 2003, Annual General Shareholders Meeting of FAH, FAH adopted a euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investment in Fiat Auto Holdings (concluded)

   As discussed in GM's Annual Report on Form 10-K for the period ended
December 31, 2002, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat stated in its 2002 Annual Report on Form 20F, filed with the U.S. Securities and Exchange Commission, that it views the exercise of the Put only as a secondary possibility. Fiat also stated in its Form 20F that it believes that the put is enforceable in accordance with the terms of the Master Agreement. GM has, however, asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Master Agreement, including the Put, is terminable by GM. Notwithstanding these different views, GM is continuing to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement, and is pursuing a resolution of these different views. Towards that end, Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM were to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM if GM chooses to fund such needs or allows the consolidation of GM's financial statements with those of FAH and Fiat Auto.
   GM has discussed with Fiat potential alternatives to the Master Agreement and expects to have further discussions regarding the relationship between the parties.

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet arrangements where the economics and sound business principles warrant their use. GM's principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist principally of trade receivables.
   In addition, GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent lessors that GM believes are creditworthy. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM.
   There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities and each is owned by institutions that are independent of, and not affiliated with, GM. GM believes that no officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such entities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements (concluded)

   The amounts outstanding in off-balance sheet facilities used by the Financing and Insurance Operations have decreased since December 31, 2002 as GMAC continues to use securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and are recorded as receivables and debt on the balance sheet.

Assets in off-balance sheet entities were as follows (dollars in millions):

                                                   December 31
                                                   -----------
Automotive and Other Operations                  2003      2002
-------------------------------                  ----      ----
Assets leased under operating leases            $2,287    $2,126
Trade receivables sold (1)                         759       725
                                                -------   ------
      Total                                     $3,046    $2,851
                                                 =====     =====

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
      - Mortgage loans                         $80,798  $106,520
      - Retail finance receivables               9,548    16,164
      - Wholesale finance receivables           21,142    17,415
                                               -------   -------
      Total                                   $111,488  $140,099
                                               =======   =======

(1) In addition, trade receivables were sold to GMAC for $553 million in 2003 and $434 million in 2002.

Contractual Obligations and Other Long-Term Liabilities

   GM has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on GM and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on GM's balance sheet under GAAP. Based on this definition, the tables below include only those contracts, which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.
   The following table provides aggregated information about Auto & Other outstanding contractual obligations and other long-term liabilities as of December 31, 2003.

                                           Payments due by period
                            ---------------------------------------------------
                                                            2009 and
(in millions)                 2004    2005-2006  2007-2008    after      Total
-------------------------------------------------------------------------------
Debt                           $1,090     $1,116    $1,798    $26,800  $30,804
Capital lease obligations         105        205       459        649    1,418
Operating lease obligations       668      1,191     1,638      1,763    5,260
Contractual commitments for
   capital expenditures         1,223        137         -          -    1,360
Other contractual
   commitments:
   Postretirement benefits(1)   3,005      6,459     3,416          -   12,880
     Less:  VEBA assets (2)    (3,005)    (6,459)     (534)         -   (9,998)
                                -----      -----     -----             -------
   Net                              -          -     2,882          -    2,882
   Material                       901      1,613     1,447        605    4,566
   Information technology         161        147        11          -      319
   Marketing                      171        181         8          3      363
   Facilities                     201        270        99        396      966
   Rental car repurchases       8,204          -         -          -    8,204
   Policy, product warranty
     and recall campaigns
     liability                  3,593      3,837       825        419    8,674
                               ------      -----     -----     ------   ------
Total contractual
   commitments                $16,317     $8,697    $9,167    $30,635  $64,816
                               ======      =====     =====     ======   ======
Remaining balance
   postretirement benefits       $734     $1,527    $5,170    $43,154  $50,585
                                  ===      =====     =====     ======   ======

(1)Amounts include postretirement benefits under the current contractual labor agreements in North America. The remainder of the estimated liability, for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits.
(2)Total VEBA assets were allocated based on projected spending requirements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Contractual Obligations and Other Long-Term Liabilities (concluded)

   The combined U.S. hourly and salaried pension plans were $0.3 billion overfunded at year-end 2003. GM does not expect any contribution to its U.S. hourly and salaried pension plans until the next decade to meet ERISA (legal) Minimum funding requirements or to avoid Variable Rate Premiums to the Pension Benefit Guaranty Corporation.
   The following table provides aggregated information about FIO outstanding contractual obligations and other long-term liabilities as of December 31, 2003.

                                           Payments due by period
                            ---------------------------------------------------
                                                            2009 and
(in millions)                 2004    2005-2006  2007-2008    after      Total
-------------------------------------------------------------------------------
Debt                         $77,424   $64,555    $19,996    $75,455  $237,430
Operating lease
   obligations                   142       220        136        184       682
Mortgage purchase and sale
   commitments                16,021     3,057          -          -    19,078
Lending commitments           13,496     1,222        954      5,206    20,878
Commitments to provide
   capital to equity
   method investees              109         2         16         28       155
Purchase obligations              49        46         19          1       115
                             -------    ------     ------     ------   -------
   Total contractural
     commitments            $107,241   $69,102    $21,121    $80,874  $278,338
                             =======    ======     ======     ======   =======

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock increased to $44.96 at December 31, 2003, from $9.06 at December 31, 2002.

DIVIDENDS

   Dividends may be paid on common stock only when, as, and if declared by GM's Board of Directors in its sole discretion. At December 31, 2003, the amount available for the payment of dividends on GM $1-2/3 par value was $27.9 billion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1-2/3 par value common stock were $2.00 in 2003, 2002, and 2001.

EMPLOYMENT AND PAYROLLS

Worldwide employment at December 31,
   (in thousands)                                  2003     2002     2001
                                                   ----     ----     ----
  GMNA                                              190      198      207
  GME                                                62       66       73
  GMLAAM                                             23       24       24
  GMAP                                               14       11       11
  GMAC                                               32       32       29
  Other                                               5        7        8
                                                    ---      ---      ---
   Total employees                                  326      338      352
                                                    ===      ===      ===

  Worldwide payrolls (in billions)                $20.9    $20.4    $19.1
  U.S. hourly payrolls (in billions) (1)           $8.9     $9.1     $8.5
  Average labor cost per active hour
   worked U.S. hourly (2)                        $78.39   $62.78   $57.76

----------------------
(1)Includes employees "at work" (excludes laid-off employees receiving benefits).
(2)Includes U.S. hourly wages and benefits divided by the number of hours worked.

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

Pension and Other Postretirement Employee Benefits (OPEB)
   Pension and OPEB costs and obligations are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM's pension and other postretirement obligations and future expense.
   GM has established for its U.S. pension plans a discount rate of 6.00% for year-end 2003, which represents a 75 basis point reduction from the 6.75% discount rate used at year-end 2002. GM's U.S. pre-tax pension expense is forecasted to decrease from approximately $2.6 billion in 2003, excluding curtailments and settlements, to approximately $1.4 billion in 2004 due to the $18.5 billion 2003 pension contribution and the approximately 22% 2003 actual return on assets, partially offset by a lower 2003 year-end discount rate.
   The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2003 the Projected Benefit Obligation (PBO) for U.S. pension plans was $87 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $125 million net of tax):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                         Effect on
                              Effect on 2004         December 31, 2003
Change in Assumption      Pre-Tax Pension Expense           PBO
--------------------------------------------------------------------------

25 basis point decrease
   in discount rate            +$150 million           +$2.1 billion

25 basis point increase
   in discount rate            -$150 million           -$2.1 billion

25 basis point decrease
   in expected return on
   assets                      +$220 million                 -

25 basis point increase
   in expected return on
   assets                      -$220 million                 -

   The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.
   These changes in assumptions would have no effect on GM's funding requirements. In addition, at December 31, 2003, a 25 basis point decrease in the discount rate would decrease stockholders' equity by $14.0 billion, net of tax; a 25 basis point increase in the discount rate would increase stockholders' equity by $20.0 million, net of tax. With a 25 basis point decrease in the discount rate, certain pension plans would become Accumulated Benefit Obligation
(ABO) underfunded resulting in a significantly larger impact on equity compared to a 25 basis point increase in the discount rate. In addition, the impact of greater than a 25 basis point decrease in discount rate would not be proportional to the first 25 basis point decrease in the discount rate.
   GM has established for its U.S. OPEB plans a discount rate of 6.25% for year-end 2003, which represents a 50 basis point reduction from the 6.75% discount rate used at year-end 2002.
   The following table illustrates the sensitivity to a change in the discount rate assumption related to GM's U.S. OPEB plans (the U.S. Accumulated Postretirement Benefit Obligation [APBO] was a significant portion of GM's worldwide APBO of $67.5 billion as of December 31, 2003):

                                  Effect on 2004               Effect on
                                   Pre-Tax OPEB            December 31, 2003
Change in Assumption                 Expense                     APBO
-------------------------------------------------------------------------------

25 basis point decrease in
   discount rate                +$170 million              +$1.9 billion

25 basis point increase in
   discount rate                -$170 million              -$1.9 billion

   The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Postemployment Benefits
   GM establishes reserves for termination and other postemployment benefit liabilities to be paid pursuant to union or other contractual agreements in connection with closed plants. The reserve is based on a comprehensive study that considers the impact of the annual production and labor forecast assumptions as well as redeployment scenarios.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES (concluded)

Allowance for Credit Losses
   The allowance for credit losses is management's estimate of incurred losses in GMAC's consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the adequacy of the allowance for credit losses, based on historical and anticipated trends and other factors affecting credit quality. These factors include the historical trends of repossessions, charge-offs, recoveries, and credit losses; the careful monitoring of portfolio credit quality, including the impact of acquisitions; and current and projected economic and market conditions. Different assumptions or changes in economic circumstances could result in changes to the allowance for credit losses.

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

Accounting for Derivatives and Other Contracts at Fair Value
   The Corporation uses derivatives in the normal course of business to manage its exposure to fluctuations in commodity prices and interest and foreign currency rates. Effective January 1, 2001, the Corporation accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Such accounting is complex, evidenced by significant interpretations of the primary accounting standard, which continues to evolve, as well as the significant judgments and estimates involved in the estimating of fair values in the absence of quoted market prices.

NEW ACCOUNTING STANDARDS

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 common stock on the date of grant. The total expense for 2003 was $229 million ($142 million net of tax), recorded in cost of sales and other expenses. For 2002, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Refer to Note 1 to the Consolidated Financial Statements for the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date.
   In December 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 18 to the Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS (concluded)

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities (QSPEs) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.
   In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. GM adopted FIN 46 as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. The application of the consolidation provisions of FIN 46 resulted in an increase in assets and debt of approximately $4.6 billion ($917 million in Auto & Other, and $3.7 billion in FIO), and a cumulative effect of accounting change recorded in cost of sales of $27 million after-tax, related to Auto & Other and no net income impact at FIO. Refer to Note 7 to the Consolidated Financial Statements for further discussion of GM's involvement in variable interest entities.
   In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. The Corporation is currently reviewing the provisions of FIN 46R and will adopt FIN 46R for the quarterly reporting period ending March 31, 2004.
   In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.
   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.
   In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. Refer to Note 17 to the Consolidated Financial Statements for further discussion of GM's pension and other postretirement benefits obligations.

ADDITIONAL MATTERS

   Like most domestic and foreign automobile manufacturers, over the years GM has used some brake products each of which incorporated small amounts of encapsulated asbestos. These products, generally brake linings, are known as asbestos-containing friction products. There is a significant body of scientific data demonstrating that these asbestos-containing friction products are not unsafe and do not create an increased risk of asbestos-related disease. GM believes that the use of asbestos in these products was appropriate.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ADDITIONAL MATTERS (concluded)

   As with other companies that have used asbestos, there has been an increase in the number of claims against GM related to allegations concerning the use of asbestos-containing friction products in recent years. A growing number of auto mechanics are filing suit seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos which do not involve GM or even asbestos-containing friction products and many of these other potential sources would place users at much greater risk. The vast majority of these claimants do not have an asbestos-related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
   Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower exposure than the automotive friction product claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in the manufacturing of some locomotives. These uses have been the basis of lawsuits being filed against GM by railroad workers seeking relief based on their alleged exposure to asbestos. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos, which do not involve GM or even locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos which do not involve GM. The vast majority of these claimants do not have an asbestos-related illness and may never develop one.
   While General Motors has resolved many of these cases over the years and continues to do so for conventional strategic litigation reasons (avoiding defense costs and possible exposure to runaway verdicts), GM, as stated above, believes the vast majority of such claims against GM are without merit. Only a small percentage of the claims pending against GM allege the contraction of a malignant disease associated with asbestos exposure. The vast majority of claimants do not have an asbestos-related illness and may never develop one. In addition, GM believes that it has very strong defenses based upon a number of published epidemiological studies prepared by highly respected scientists. Indeed, GM believes there is compelling evidence warranting the dismissal of virtually all of these claims against GM. GM will vigorously press this evidence before judges and juries whenever possible. The West Virginia Supreme Court and an Ohio trial court have ruled that Federal law preempts asbestos tort claims asserted on behalf of railroad workers. Such preemption means that Federal law entirely eliminates the possibility that railroad workers could maintain claims against GM.
   GM's annual expenditures associated with the resolution of these claims have increased in nonmaterial amounts in recent years, but the amount expended in any year is highly dependent on the number of claims filed, the amount of pretrial proceedings conducted, and the number of trials and settlements which occur during the period. While over time GM anticipates annual expenditures relating to these claims may increase somewhat as a function of the number of claims increasing, it is management's belief, based upon consultation with legal counsel, that the claims will not result in a material adverse effect upon the financial condition or results of operations of GM.

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed by GM with the SEC on Form 10-Q and filed or furnished on Form 8-K, and in related comments by management of GM our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports which GM may file with the SEC on Form 10-Q and filed or furnished on Form 8-K:
   . Changes in economic conditions, currency exchange rates or political stability;
   . Shortages of and price increase for fuel, labor strikes or work stoppages, market acceptance of the Corporation's new products;
   . Significant changes in the competitive environment
   . Changes in the laws, regulations, and tax rates; and . The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.

                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options, primarily to maintain the desired level of exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.
   A discussion of GM's accounting policies for derivative financial instruments is included in Note 1 to the GM Consolidated Financial Statements. Further information on GM's exposure to market risk is included in Notes 19 and 21 to the Consolidated Financial Statements.
   The following analyses provide quantitative information regarding GM's exposure to foreign currency exchange rate risk, interest rate risk, and commodity and equity price risk. GM uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed as the result of operating cash flows and various financial instruments that are denominated in foreign currencies. At December 31, 2003, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $3.2 billion compared to a net fair value asset of $4.1 billion at December 31, 2002. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $323 million and $411 million for 2003 and 2002, respectively.

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. More specifically, the Corporation is exposed to interest rate risk associated with long-term debt and contracts to provide commercial and retail financing, retained mortgage servicing rights, and retained assets related to mortgage securitizations. In addition, GM is exposed to prepayment risk associated with its capitalized mortgage servicing rights and its retained assets. This risk is managed with U.S. Treasury options and futures, exposing GM to basis risk since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights. At December 31, 2003 and 2002, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $51.5 billion and $26.6 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $2.7 billion and $1.6 billion for 2003 and 2002, respectively. At December 31, 2003 and 2002, the net fair value asset of financial instruments held for trading purposes with exposure to interest rate risk was approximately $4.1 billion and $4.4 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $11 million and $26 million for 2003 and 2002, respectively. This analysis excludes GM's operating lease portfolio. A fair value change in the debt that funds this portfolio would potentially have a different impact on the fair value of the portfolio itself. As such, the overall effect to the fair value of financial instruments from a hypothetical change in interest rates may be overstated.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk (concluded)

Commodity Price Risk
   GM is exposed to changes in prices of commodities used in its Automotive business, primarily associated with various non-ferrous metals used in the manufacturing of automotive components. GM enters into commodity forward and option contracts to offset such exposure. At December 31, 2003 the net fair value asset of such contracts was approximately $194 million. At December 31, 2002 the net fair value liability of such contracts was $40 million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $190 million and $189 million for 2003 and 2002, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM is exposed to changes in prices of various available-for-sale equity securities in which it invests. At December 31, 2003 and 2002, the fair value of such investments was approximately $2.2 billion and $1.6 billion, respectively. The potential loss in fair value resulting from a 10% adverse change in equity prices would be approximately $216 million and $157 million for 2003 and 2002, respectively.

Independent Auditors' Report

General Motors Corporation, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2003 and 2002, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 2003. Our audits also included the Supplemental Information to the Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules). These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the
Corporation: (1) effective July 1, 2003, began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," (2) effective January 1, 2003, began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and (3) effective January 1, 2002, changed its method of accounting for goodwill and other intangible assets to conform to SFAS No. 142, "Goodwill and Other Intangible Assets."


/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
March 10, 2004

ITEM 8

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31,
                                                   ------------------------
                                                   2003      2002        2001
                                                   ----      ----        ----
                                                  (dollars in millions except
                                                       per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues (Notes 1 and 24)  $185,524  $177,324    $169,051
                                                -------   -------     -------
Cost of sales and other expenses (Note 5)       152,071   146,793     138,847
Selling, general, and administrative expenses    21,008    20,690      19,433
Interest expense (Note 16)                        9,464     7,503       8,317
                                                -------   -------     -------
  Total costs and expenses                      182,543   174,986     166,597
                                                -------   -------     -------
Income from continuing operations before
  income taxes, equity income
  and minority interests                          2,981     2,338       2,454
Income tax expense (Note 11)                        731       644       1,094
Equity income (loss) and minority interests         612       281        (138)
                                                  -----     -----       -----
Income from continuing operations                 2,862     1,975       1,222
Loss from discontinued operations (Note 2)         (219)     (239)       (621)
Gain on sale of discontinued operations           1,179         -           -
                                                  -----     -----       -----
  Net income                                      3,822     1,736         601
Dividends on preference stocks                        -       (46)        (99)
                                                  -----     -----       -----
  Earnings attributable to common stocks
    (Note 20)                                    $3,822    $1,690        $502
                                                  =====     =====         ===

Basic earnings (loss) per share attributable to
  common stocks
$1-2/3 par value
  Continuing operations                           $5.10     $3.53       $2.21
  Discontinued operations                         $2.14    $(0.16)     $(0.42)
                                                   ----      ----        ----
Earnings per share attributable to
  $1-2/3 par value                                $7.24     $3.37       $1.79
                                                   ====      ====        ====
Losses per share from discontinued operations
  attributable to Class H                        $(0.22)   $(0.21)     $(0.55)
                                                   ====      ====        ====

Earnings (loss) per share attributable to
  common stocks assuming dilution
$1-2/3 par value
  Continuing operations                           $5.03     $3.51       $2.20
  Discontinued operations                         $2.11    $(0.16)     $(0.43)
                                                   ----      ----        ----
Earnings per share attributable to $1-2/3
  par value                                       $7.14     $3.35       $1.77
                                                   ====      ====        ====
Losses per share from discontinued operations
  attributable to Class H                        $(0.22)   $(0.21)     $(0.55)
                                                   ====      ====        ====


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2003      2002        2001
                                                   ----      ----        ----
                                                      (dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues (Notes 1 and 24)  $155,831  $150,250    $143,173
                                                -------   -------     -------
Cost of sales and other expenses (Note 5)       143,464   138,359     130,158
Selling, general, and administrative expenses    11,863    11,749      12,430
                                                -------   -------     -------
  Total costs and expenses                      155,327   150,108     142,588
                                                -------   -------     -------
Interest expense (Note 16)                        1,780       479         572
Net expense from transactions with
  Financing and Insurance Operations (Note 1)       232       296         435
                                                    ---       ---         ---
(Loss) from continuing operations before
  income taxes, equity income,
  and minority interests                         (1,508)     (633)       (422)
Income tax (benefit) expense (Note 11)             (869)     (378)         56
Equity income (loss) and minority interests         674       348         (68)
                                                    ---       ---       -----
Income (loss) from continuing operations             35        93        (546)
(Loss) from discontinued operations (Note 2)       (219)     (239)       (621)
Gain on sale of discontinued operations           1,179         -           -
                                                  -----       ---       -----
  Net income (loss) - Automotive and Other
    Operations                                     $995     $(146)    $(1,167)
                                                    ===       ===       =====

FINANCING AND INSURANCE OPERATIONS

Total revenues                                  $29,693   $27,074     $25,878
                                                 ------    ------      ------

Interest expense (Note 16)                        7,684     7,024       7,745
Depreciation and amortization expense (Note 12)   6,032     5,541       5,857
Operating and other expenses                      8,529     8,306       7,308
Provisions for financing and insurance losses
  (Note 1)                                        3,191     3,528       2,527
                                                 ------    ------      ------
  Total costs and expenses                       25,436    24,399      23,437
                                                 ------    ------      ------
Net income from transactions with Automotive
  and Other Operations (Note 1)                    (232)     (296)       (435)
                                                  -----     -----       -----
Income before income taxes, equity income and
  minority interests                              4,489     2,971       2,876
Income tax expense (Note 11)                      1,600     1,022       1,038
Equity income (loss) and minority interests         (62)      (67)        (70)
                                                  -----     -----       -----
  Net income - Financing and Insurance
    Operations                                   $2,827    $1,882      $1,768
                                                  =====     =====       =====


The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                              ------------
                                                              2003     2002
                           ASSETS                         (dollars in millions)

Cash and cash equivalents (Note 1)                         $32,554    $20,320
Other marketable securities  (Note 6)                       22,215     16,825
                                                            ------     ------
  Total cash and marketable securities                      54,769     37,145
Finance receivables - net (Note 8)                         173,137    134,643
Loans held for sale                                         19,609     15,720
Accounts and notes receivable (less allowances)             20,532     16,337
Inventories (less allowances) (Note 9)                      10,960      9,737
Assets of discontinued operations                                -     18,653
Deferred income taxes (Note 11)                             27,190     39,767
Net equipment on operating leases
  (less accumulated depreciation) (Note 10)                 34,383     31,026
Equity in net assets of nonconsolidated affiliates           6,032      5,097
Property - net (Note 12)                                    38,211     35,956
Intangible assets - net (Notes 1 and 13)                     4,760     10,796
Other assets (Note 14)                                      58,924     14,176
                                                           -------    -------
  Total assets                                            $448,507   $369,053
                                                           =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)                       $25,422    $21,138
Notes and loans payable (Note 16)                          271,756    200,168
Liabilities of discontinued operations                           -      7,956
Postretirement benefits other than pensions (Note 17)       36,292     38,152
Pensions (Note 17)                                           8,024     22,679
Deferred income taxes (Notes 11 and 15)                      7,508      6,523
Accrued expenses and other liabilities (Note 15)            73,930     65,344
                                                           -------    -------
  Total liabilities                                        422,932    361,960
Minority interests                                             307        279
Stockholders' equity (Note 19)
$1-2/3 par value common stock (outstanding,
  561,997,725 and  560,447,797 shares)                         937        936
Class H common stock (outstanding,
  958,284,272 shares in  2002)                                   -         96
Capital surplus (principally additional paid-in capital)    15,185     21,583
Retained earnings                                           12,752     10,031
                                                            ------     ------
   Subtotal                                                 28,874     32,646
Accumulated foreign currency translation adjustments        (1,815)    (2,784)
Net unrealized gains (losses) on derivatives                    51       (205)
Net unrealized gains on securities                             618        372
Minimum pension liability adjustment                        (2,460)   (23,215)
                                                             -----     ------
  Accumulated other comprehensive loss                      (3,606)   (25,832)
                                                             -----     ------
     Total stockholders' equity                             25,268      6,814
                                                           -------    -------
Total liabilities and stockholders' equity                $448,507   $369,053
                                                           =======    =======


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

                                                                December 31,
GENERAL MOTORS CORPORATION AND SUBSIDIARIES                   2003       2002
                                                              ----       ----
                            ASSETS                        (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents (Note 1)                         $14,424    $12,162
Marketable securities (Note 6)                               9,067      2,174
                                                            ------     ------
  Total cash and marketable securities                      23,491     14,336
Accounts and notes receivable (less allowances)              5,380      4,735
Inventories (less allowances) (Note 9)                      10,960      9,737
Assets of discontinued operations                                -     18,653
Net equipment on operating leases (less accumulated
  depreciation) (Note 10)                                    7,173      5,305
Deferred income taxes and other current assets (Note 11)    10,851      9,631
                                                            ------     ------
  Total current assets                                      57,855     62,397
Equity in net assets of nonconsolidated affiliates           6,032      5,097
Property - net (Note 12)                                    36,071     34,135
Intangible assets - net (Notes 1 and 13)                     1,479      7,453
Deferred income taxes (Note 11)                             18,086     31,431
Other assets (Note 14)                                      42,262      1,461
                                                           -------     ------
  Total Automotive and Other Operations assets             161,785    141,974
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                          18,130      8,158
Investments in securities (Note 6)                          13,148     14,651
Finance receivables - net (Note 8)                         173,137    134,643
Loans held for sale                                         19,609     15,720
Net equipment on operating leases (less accumulated
  depreciation) (Note 10)                                   27,210     25,721
Other assets (Note 14)                                      35,488     28,186
Net receivable from Automotive and Other Operations
  (Note 1)                                                   1,492      1,089
                                                           -------    -------
  Total Financing and Insurance Operations assets          288,214    228,168
                                                           -------    -------
Total assets                                              $449,999   $370,142
                                                           =======    =======

             LIABILITIES AND STOCKHOLDERS' EQUITY

Automotive and Other Operations
Accounts payable (principally trade)                       $21,542    $17,919
Loans payable (Note 16)                                      2,813      1,994
Liabilities of discontinued operations                           -      7,956
Accrued expenses (Note 15)                                  45,417     39,113
Net payable to Financing and Insurance Operations (Note 1)   1,492      1,089
                                                            ------     ------
  Total current liabilities                                 71,264     68,071
Long-term debt (Note 16)                                    29,593     14,261
Postretirement benefits other than pensions (Note 17)       32,285     34,244
Pensions (Note 17)                                           7,952     22,633
Other liabilities and deferred income taxes
  (Notes 11 and 15)                                         15,567     13,734
                                                           -------    -------
  Total Automotive and Other Operations liabilities        156,661    152,943
Financing and Insurance Operations
Accounts payable                                             3,880      3,219
Debt (Note 16)                                             239,350    183,913
Other liabilities and deferred income taxes
  (Note 11 and 15)                                          24,533     22,974
                                                           -------    -------
  Total Financing and Insurance Operations liabilities     267,763    210,106
                                                           -------    -------
   Total liabilities                                       424,424    363,049
Minority interests                                             307        279
  Total stockholders' equity                                25,268      6,814
                                                           -------    -------
Total liabilities and stockholders' equity                $449,999   $370,142
                                                           =======    =======

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For The Years Ended December 31,
                                               2003        2002         2001
                                               ----        ----         ----
Cash flows from operating activities               (dollars in millions)
Income from continuing operations            $2,862      $1,975       $1,222
Adjustments to reconcile income from
  continuing operations to net  cash
  provided by operating activities
   Depreciation and amortization expenses    13,978      11,865       11,764
   Mortgage servicing rights
    amortization                              1,602       3,871          948
   Provision for financing losses             1,608       2,028        1,472
   Other postretirement employee benefit
    (OPEB) expense                            4,599       4,108        3,720
   OPEB payments                             (3,536)     (3,334)      (3,120)
   VEBA (contributions)/ withdrawls          (3,000)     (1,000)       1,300
   Pension expense                            3,412       1,780          540
   Pension contributions                    (18,168)     (5,156)        (317)
   Retiree lump sum and vehicle voucher
    expense, net of payments                    923        (254)        (136)
   Net change in mortgage loans                 456      (4,715)      (4,615)
   Net change in mortgage securities            236        (656)        (777)
   Change in other investments and
    miscellaneous assets                      1,741       1,335          180
   Change in other operating assets and
    liabilities (Note 1)                        792       4,477         (234)
   Other                                         95        (842)         233
                                              -----      ------       ------
Net cash provided by operating activities    $7,600     $15,482      $12,180
                                              -----      ------       ------

Cash flows from investing activities
Expenditures for property                    (7,330)     (6,871)      (7,832)
Investments in marketable securities -
  acquisitions                              (28,660)    (39,386)     (38,248)
Investments in marketable securities -
  liquidations                               24,253      35,688       37,560
Net change in mortgage servicing rights      (2,557)     (1,711)      (2,075)
Increase in finance receivables            (149,419)   (143,024)    (107,566)
Proceeds from sale of finance receivables   107,505     117,276       95,949
Proceeds from sale of business units          4,148           -            -
Operating leases - acquisitions             (11,761)    (16,624)     (12,938)
Operating leases - liquidations               9,952      13,994       11,892
Investments in companies, net of cash
  acquired (Note 1)                            (201)       (870)      (1,283)
Other                                        (1,422)      1,004          126
                                             ------     -------      -------
Net cash used in investing activities       (55,492)   (40,524)     (24,415)
                                             ------     -------      -------

Cash flows from financing activities
Net increase (decrease) in loans payable        235         770      (21,740)
Long-term debt - borrowings                  97,391      51,411       62,956
Long-term debt - repayments                 (38,963)    (24,365)     (19,789)
Repurchases of common and preference stocks       -         (97)        (264)
Proceeds from issuing common stocks               -          62          100
Proceeds from sales of treasury stocks           60          19          418
Cash dividends paid to stockholders          (1,121)     (1,121)      (1,105)
Other                                         1,320         333          924
                                             ------      ------       ------
Net cash provided by financing activities    58,922      27,012       21,500
                                             ------      ------       ------

Net cash provided by discontinued operations    275           -            -

Effect of exchange rate changes on
  cash and cash equivalents                     929         495          (96)
                                             ------      ------       ------

Net increase in cash and cash equivalents    12,234       2,465        9,169
Cash and cash equivalents at beginning of
  the year                                   20,320      17,855        8,686
                                             ------      ------       ------

Cash and cash equivalents at end
  of the year                               $32,554     $20,320      $17,855
                                             ======      ======       ======


Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For The Years Ended December 31,

                                               2003                   2002                      2001
                                      -------------------------------------------------------------------------

                                      Automotive  Financing   Automotive    Financing    Automotive   Financing
                                      and Other      and      and Other        and       and Other       and
                                      Operations  Insurance   Operations    Insurance    Operations   Insurance
                                      ----------  ---------   ----------    ---------    ----------   ---------
Cash flows from operating                                     (dollars in millions)
  activities
Income (loss) from continuing
  operations                               $35    $2,827           $93      $1,882         $(546)     $1,768
Adjustments to reconcile income
  (loss) from continuing
  operations to net cash provided
  by operating activities
   Depreciation and amortization
    expenses                             7,946     6,032         6,324       5,541          5,907       5,857
   Mortgage servicing rights
    amortization                             -     1,602             -       3,871              -         948
   Provision for financing losses            -     1,608             -       2,028              -       1,472
   Postretirement benefits other
    than pensions,
    net of payments and VEBA
    contributions                       (1,957)       20          (241)         15          1,893           7
   Pension expense, net of
    contributions                      (13,869)       36        (3,639)          9             74          13
   Net change in mortgage loans              -       456             -      (4,715)             -      (4,615)
   Net change in mortgage
    securities                               -       236             -        (656)             -        (777)
   Change in other investments
     and miscellaneous assets             (200)    1,941         2,064        (729)           591        (411)
   Change in other operating
    assets and liabilities (Note 1)      3,067    (2,275)        3,808         669         (1,152)        918
   Other                                  (348)      443          (398)       (444)         1,020        (787)
                                         ------    ------       ------      ------          -----       -----
Net cash (used in) provided by
  operating activities                 $(5,326)  $12,926        $8,011      $7,471         $7,787      $4,393
                                         -----    ------         -----       -----          -----       -----
Cash flows from investing
  activities
Expenditures for property               (6,616)     (714)       (6,414)       (457)        (7,812)        (20)
Investments in marketable
  securities - acquisitions            (13,138)  (15,522)       (2,228)    (37,158)          (767)    (37,481)
Investments in marketable
  securities - liquidations              7,109    17,144           873      34,815          1,228      36,332
Net change in mortgage servicing
  rights                                     -    (2,557)            -      (1,711)             -      (2,075)
Increase in finance receivables              -  (149,419)            -    (143,024)             -    (107,566)
Proceeds from sales of finance
  receivables                                -   107,505             -     117,276              -      95,949
Proceeds from sale of business
  units                                  4,148         -             -           -              -           -
Operating leases - acquisitions              -   (11,761)            -     (16,624)             -     (12,938)
Operating leases - liquidations              -     9,952             -      13,994              -      11,892
Investments in companies, net of
  cash acquired  (Note 1)                  (57)     (144)         (688)       (182)          (741)       (542)
Net investing activity with
  Financing and Insurance Operations     1,000         -           400           -           (500)          -
Other                                      332    (1,754)        1,513        (509)           244        (118)
                                         -----     -----         -----      ------          -----      ------
Net cash provided by in
  investing activities                  (7,222)  (47,270)       (6,544)    (33,580)        (8,348)    (16,567)
                                         -----    ------         -----      ------          -----      ------
Cash flows from financing
  activities
Net (decrease) increase in loans
  payable                                 (234)      469          (335)      1,105         (1,440)    (20,300)
Long-term debt - borrowings             14,785    82,606         4,562      46,849          4,435      58,521
Long-term debt - repayments                (19)  (38,944)         (145)    (24,220)          (884)    (18,905)
Net financing activity with
Automotive and Other
  Operations                                 -    (1,000)            -        (400)             -         500
Repurchases of common and
  preference stocks                          -         -           (97)          -           (264)          -
Proceeds from issuing common
  stocks                                     -         -            62           -            100           -
Proceeds from sales of treasury
  stocks                                    60         -            19           -            418           -
Cash dividends paid to
  stockholders                          (1,121)        -        (1,121)          -         (1,105)          -
Other                                        -     1,320             -         333              -         924
                                        ------    ------         -----      ------          -----      ------
Net cash provided by financing
  activities                            13,471    44,451         2,945      23,667          1,260      20,740
                                        ------    ------         -----      ------          -----      ------
Net cash provided by
  discontinued operations                  275         -             -           -              -           -
Effect of exchange rate changes
  on cash and cash equivalents             661       268           485          10            (74)        (22)
Net transactions with
  Automotive/Financing
  Operations                               403      (403)         (467)        467           (414)        414
                                        ------     -----        ------      ------            ---       -----
Net increase (decrease) in cash
  and cash equivalents                   2,262     9,972         4,430      (1,965)           211       8,958
Cash and cash equivalents at
  beginning of the year                 12,162     8,158         7,732      10,123          7,521       1,165
                                        ------    ------        ------      ------          -----      ------
Cash and cash equivalents at end
  of the year                          $14,424   $18,130       $12,162      $8,158         $7,732     $10,123
                                        ======    ======        ======       =====          =====      ======

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

                                                                                   Accumulated
                                         Total                                         Other         Total
                                       Capital   Capital  Comprehensive  Retained  Comprehensive   Stockholders'
                                         Stock   Surplus  Income (Loss)  Earnings       Loss          Equity
                                         -----   -------  -------------  --------       ----          ------
                                                               (dollars in millions)
Balance at January 1, 2001              $1,002   $21,020                   $10,119    $(1,966)        $30,175
Shares reacquired                            -      (125)                        -          -            (125)
Shares issued                              18        624                         -          -             642
Comprehensive income:
   Net income                                -         -          $601         601          -             601
                                                                   ---
  Other comprehensive income (loss):
   Foreign currency translation
    adjustments                              -         -          (417)          -          -               -
   Unrealized losses on derivatives          -         -          (307)          -          -               -
   Unrealized losses on securities           -         -           (69)          -          -               -
   Minimum pension liability
    adjustment                               -         -        (9,536)          -          -               -
                                                                 -----
    Other comprehensive loss                 -         -       (10,329)               (10,329)        (10,329)
                                                                ------
      Comprehensive loss                     -         -       $(9,728)          -          -               -
                                                                 =====
Delphi spin-off adjustment (a)               -         -                       (56)         -             (56)
Cash dividends                               -         -                    (1,201)         -          (1,201)
                                         -----    ------                     -----     ------          ------
Balance at December 31, 2001             1,020    21,519                     9,463    (12,295)         19,707
Shares reacquired                            -    (2,086)                        -          -          (2,086)
Shares issued                               12     2,150                         -          -           2,162
Comprehensive income:
  Net income                                 -         -        $1,736       1,736          -           1,736
                                                                 -----
  Other comprehensive income (loss):
   Foreign currency translation
    adjustments                              -         -           135           -          -               -
   Unrealized gains on derivatives           -         -           102           -          -               -
   Unrealized losses on securities           -         -          (140)          -          -               -
   Minimum pension liability
    adjustment                               -         -       (13,634)          -          -               -
                                                                ------
    Other comprehensive loss                 -         -       (13,537)          -    (13,537)        (13,537)
                                                                ------
      Comprehensive loss                     -         -      $(11,801)          -          -               -
                                                                ======
Cash dividends                               -         -                    (1,168)         -          (1,168)
                                         -----    ------                    ------     ------           -----
Balance at December 31, 2002            $1,032   $21,583                   $10,031   $(25,832)         $6,814
Shares issued                               16     1,324                         -          -           1,340
Comprehensive income:
  Net income                                 -         -        $3,822       3,822          -           3,822
                                                                 -----
  Other comprehensive income:
   Foreign currency translation
    adjustments                              -         -           969           -          -               -
   Unrealized gains on derivatives           -         -           256           -          -               -
   Unrealized losses on securities           -         -           246           -          -               -
   Minimum pension liability
    adjustment                               -         -        20,755           -          -               -
                                                                ------
    Other comprehensive income               -         -        22,226           -     22,226          22,226
                                                                ------
      Comprehensive income                   -         -       $26,048           -          -               -
                                                                ======
Effect of Hughes transactions
  (Note 2)                                (111)   (8,056)                                              (8,167)
Stock Options                                        334                                                  334
Delphi spin-off adjustment (b)               -         -                        20          -              20
Cash dividends                               -         -                    (1,121)         -          (1,121)
                                           ---    ------                    ------      -----          ------
 Balance at December 31, 2003             $937   $15,185                   $12,752    $(3,606)        $25,268
                                           ===    ======                    ======      =====          ======

(a) Resolution of workers' compensation, pension, and other postemployment liabilities owed to GM by Delphi Automotive Systems, which GM spun off in 1999.
(b) Write off deferred taxes related to the 1999 spin-off of Delphi Automotive Systems.

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the "Corporation," "General Motors" or "GM"). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case, the cost method of accounting is used. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 2003, filed separately with the U.S. Securities and Exchange Commission (SEC).
   Certain amounts for 2002 and 2001 have been reclassified to conform with the 2003 classifications.

Nature of Operations, Financial Statement Presentation, and Supplemental Information
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.

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

Advertising and Research and Development
   Advertising, research and development, and other product-related costs are charged to expense as incurred. Advertising expense was $4.7 billion in 2003, $4.4 billion in 2002, and $4.1 billion in 2001. Research and development expense was $5.7 billion in 2003 and 2002, and $6.1 billion in 2001.

Depreciation and Amortization
   Expenditures for special tools placed in service after January 1, 2002 are amortized using the straight-line method over their estimated useful lives. Expenditures for special tools placed in service prior to January 1, 2002, are amortized over their estimated useful lives, primarily using the units of production method. Replacements of special tools for reasons other than changes in products are charged directly to cost of sales. As of January 1, 2001, the Corporation adopted the straight-line method of depreciation for real estate, plants, and equipment placed in service after that date. Assets placed in service before January 1, 2001, continue generally to be depreciated using accelerated methods. The accelerated methods accumulate depreciation of approximately two-thirds of the depreciable cost during the first half

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Depreciation and Amortization (concluded) of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Management believes the adoption of the straight-line amortization/depreciation method for special tools placed into service after January 1, 2002, and real estate, plants, and equipment placed into service after January 1, 2001, better reflects the consistent use of these assets over their useful lives.
   Equipment on operating leases is depreciated using the straight-line method over the term of the lease agreement. The difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to the provision for depreciation.

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

Goodwill and Other Intangible Assets
   Prior to January 1, 2002, goodwill was amortized using the straight-line method over 20 to 40 year periods. On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which ceased the amortization method of accounting for goodwill and changed to an impairment-only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually.
   GM's reported income and earnings per share from continuing operations information, exclusive of amortization expense recognized related to goodwill required under previous accounting standards on an after-tax basis, is as follows (dollars in millions except per share amounts):

                                                Years-Ended December 31,
                                              ----------------------------
                                                2003      2002      2001
                                                ----      ----      ----

Net Income from continuing operations, as
   reported                                   $2,862    $1,975    $1,222
Add:
Goodwill amortization                              -         -       107
                                               -----     -----     ------
  Adjusted net income                         $2,862    $1,975    $1,329
Basic earnings per share from continuing
   operations attributable to GM $1-2/3 par
   value
   Reported                                    $5.10     $3.53     $2.21
   Adjusted                                    $5.10     $3.53     $2.41

Earnings per share from continuing
   operations attributable to GM $1-2/3 par
   value assuming dilution
   Reported                                    $5.03     $3.51     $2.20
   Adjusted                                    $5.03     $3.51     $2.39

Foreign Currency Transactions and Translation
   Foreign currency exchange transaction and translation losses, including the effect of derivatives, net of taxes, included in consolidated net income in 2003, 2002, and 2001, pursuant to SFAS No. 52, "Foreign Currency Translation," amounted to $122 million, $103 million, and $129 million, respectively.

Policy and Warranty
   Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. (See Note 15.)

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Statements of Cash Flows Supplementary Information
                                                     Years Ended December 31,
                                                  -----------------------------
Automotive and Other Operations                      2003      2002      2001
-------------------------------                      ----      ----      ----
                                                      (dollars in millions)
Increase (decrease) in cash due to changes in
   other operating assets and liabilities was as
   follows:
   Accounts receivable                              $(575)      $(93)      $76
   Prepaid expenses and other deferred charges       (578)       268       (93)
   Inventories                                       (518)       221       545
   Accounts payable                                 2,400      1,053       545
   Deferred taxes and income taxes payable          2,219     (1,825)   (1,404)
   Accrued expenses and other liabilities           3,049      5,517    (1,384)
   Fleet rental - acquisitions                     (7,761)    (5,595)   (4,997)
   Fleet rental - liquidations                      4,831      4,262     5,560
                                                    -----      -----     -----
     Total                                         $3,067     $3,808   $(1,152)
                                                    =====      =====     =====

Cash paid for interest                             $1,398     $1,033      $700

   During 2003, Auto & Other made investments in companies, net of cash acquired, of approximately $60 million.
   During 2002, Auto & Other made investments in companies, net of cash acquired, of approximately $700 million. This amount consists primarily of GM's purchase of a 44.6% equity interest in GM Daewoo Auto & Technology Company (GM Daewoo) for approximately $251 million and GM's investments in Isuzu-related entities for $180 million.
   During 2001, the majority of the $740 million of investments made by Auto & Other consisted of GM's purchase of an additional 10% ownership in Suzuki Motor Corporation (Suzuki) for approximately $520 million.

                                                     Years Ended December 31,
                                                  ----------------------------
Financing and Insurance Operations                   2003      2002      2001
----------------------------------                   ----      ----      ----
                                                      (dollars in millions)
Increase (decrease) in cash due to changes in
   other
  Operating assets and liabilities was as follows:
   Other receivables                              $(1,050)     $(278)    $(736)
   Accounts payable and other liabilities             733        264     1,306
   Deferred taxes and income taxes payable         (1,958)       683       348
                                                    -----        ---       ---
     Total                                        $(2,275)      $669      $918
                                                    =====        ===       ===

Cash paid for interest                             $6,965     $6,333    $6,932

   FIO made investments in companies, net of cash acquired, of approximately $140 million, $180 million, and $540 million, in 2003, 2002, and 2001, respectively. The 2001 investments were primarily for a mortgage warehouse lending business.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Derivative Instruments
   GM is party to a variety of foreign exchange rate, interest rate and commodity forward contracts, and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
   All derivatives are recorded at fair value on the consolidated balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized gain / (loss) on derivatives, a separate component of other income
(loss). Amounts are reclassified from accumulated other comprehensive loss when the underlying hedged item affects earnings and all ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset to the extent the derivative was effective by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 common stock on the date of grant. The total expense for 2003 was $229 million ($142 million net of tax), recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003 for newly granted stock based compensation awards only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):
                                                 Year-Ended December 31,
                                                 -----------------------
                                                 2003      2002      2001
                                                 ----      ----      ----
Net income from continuing operations, as
   reported                                    $2,862    $1,975    $1,222

Add: stock-based compensation expense,
   included in reported net income, net of
   related tax effects                            142        44        18
Deduct: total stock-based compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                       (195)     (187)     (156)
                                                -----     -----     -----
Pro forma net income from continuing
   operations                                  $2,809    $1,832    $1,084
                                                =====     =====     =====

  Earnings from continuing operations
   attributable to
   GM $1-2/3 par value common stock
                 - as reported                 $2,862    $1,975    $1,220
                 - pro forma                   $2,809    $1,832    $1,082

  Basic earnings per share from continuing
   operations attributable to
   GM $1-2/3 par value
                 - as reported                  $5.10     $3.53     $2.21
                 - pro forma                    $5.01     $3.27     $1.96

  Diluted earnings per share from continuing
   operations attributable to
   GM $1-2/3 par value
                 - as reported                  $5.03     $3.51     $2.20
                 - pro forma                    $4.93     $3.26     $1.95

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

New Accounting Standards (continued)

   In December 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. This interpretation is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also contains disclosure provisions surrounding existing guarantees, which are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 18.
   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (VIEs). An entity is considered to be a VIE when it has equity investors who lack the characteristics of having a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, relating to qualifying special purpose entities (QSPEs) subject to the requirements of SFAS No. 140. Upon its original issuance, FIN 46 required that VIEs created after January 31, 2003 would be consolidated immediately, while VIEs created prior to February 1, 2003 were to be consolidated as of July 1, 2003.
   In October 2003, the FASB deferred the effective date for consolidation of VIEs created prior to February 1, 2003 to December 31, 2003 for calendar year-end companies, with earlier application encouraged. GM adopted FIN 46 as of its original effective date of July 1, 2003 for entities created prior to February 1, 2003. The application of the consolidation provisions of FIN 46 resulted in an increase in assets and debt of approximately $4.6 billion ($917 million in Auto & Other, and $3.7 billion in FIO), and a cumulative effect of accounting change recorded in cost of sales of $27 million after-tax, related to Auto & Other and no net income effect at FIO. Refer to Note 7 for further discussion of GM's involvement in variable interest entities.
   In December 2003, the FASB published a revision to FIN 46 (FIN 46R) to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. FIN 46R provides special effective date provisions to enterprises that fully or partially applied FIN 46 prior to the issuance of the revised interpretation. In particular, entities that have already adopted FIN 46 are not required to adopt FIN 46R until the quarterly reporting period ended March 31, 2004. The Corporation is currently reviewing the provisions of FIN 46R and will adopt FIN 46R for the quarterly reporting period ending March 31, 2004.
   In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.
   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Corporation's financial condition or results of operations.
   In December 2003, the FASB issued SFAS No. 132 (revised 2003),"Employers' Disclosures about Pensions and Other Postretirement Benefits." The revisions to SFAS 132 are intended to improve financial statement disclosures for defined benefit plans and was initiated in 2003 in response to concerns raised by investors and other users of financial statements about the need for greater transparency of pension information. In particular the standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant quantitative and qualitative information. The guidance is effective for fiscal years ending after December 15, 2003. Refer to Note 17 for further discussion of GM's pension and other postretirement benefits obligations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (concluded)

Labor Force
   GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, of which certain contracts expired in 2003.
   The 2003 United Auto Workers (UAW) labor contract was ratified on October 6, 2003 covering a four-year term from 2003-2007. The contract included a $3,000 lump sum payment per UAW employee paid in October 2003, and a 3% performance bonus per UAW employee to be paid in October 2004. GM will amortize these payments over the 12-month period following the respective payment dates. UAW employees will receive a gross wage increase of 2% in 2005 and 3% in 2006. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses. The retiree lump sum payments and vehicle discount vouchers resulted in a charge to GM's 2003 fourth quarter cost of sales of approximately $1.2 billion ($725 million after-tax).

NOTE 2.  Discontinued Operations

   On December 22, 2003 GM completed a series of transactions that resulted in the split-off of Hughes from GM and the simultaneous sale of GM's approximately
19.8 percent economic interest in Hughes to the News Corporation, Ltd. (News Corporation).
   In the transactions, GM split-off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8 percent economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred ADSs). All shares of GM Class H common stock were then cancelled. News Corporation then acquired from the former GM Class H common stockholders an additional 14.2 percent of the outstanding shares of Hughes common stock in exchange for News Corporation Preferred ADSs.
   GM sold 80 percent of its 19.8 percent retained economic interest in Hughes to News Corporation for a total of approximately $3.1 billion in cash. GM sold the remaining 20 percent of its retained economic interest in Hughes to News Corporation for approximately 28.6 million News Corporation Preferred ADSs, valued at $819 million at December 22, 2003. Including Hughes' transaction expenses of approximately $90 million, GM recorded a net gain of $1.2 billion from the sale of GM's approximately 19.8% economic interest in Hughes, reported as gain on sale of discontinued operations in GM's Consolidated Statement of Income for 2003. In addition, as a result of the transactions, there was a net reduction to GM's stockholders' equity of approximately $7.0 billion.
   All News Corporation Preferred ADSs were sold by GM in January 2004.
   The financial data related to GM's investment in Hughes through December 22, 2003 is classified as discontinued operations for all periods presented. The financial data of Hughes reflect the historical results of operations and cash flows of the businesses that were considered part of the Hughes business segment of GM during each respective period, and the assets and liabilities of Hughes as of the respective dates.
   Hughes' net sales included in discontinued operations were $9.8 billion, $9.5 billion and $8.3 billion for 2003, 2002 and 2001, respectively, and Hughes' net losses from discontinued operations were $219 million, $239 million and $621 million for 2003, 2002 and 2001, respectively.
   The Hughes amounts reported as assets and liabilities of discontinued operations were as follows (in millions):

                                       December 31,
                                           2002
                                           ----
Current assets                           $3,670
Property and equipment - net              1,558
Intangible assets -net                    7,158
Other assets                              6,267
                                         ------
Assets of discontinued operations       $18,653
                                         ======

Current liabilities                      $3,177
Long-term debt                            2,390
Other liabilities                         2,389
                                          -----
Liabilities of discontinued
   operations                            $7,956
                                          =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  Asset Impairments

   GM recorded pre-tax charges against income for asset impairments of $835 million ($533 million after-tax, or $0.94 per diluted share) in 2003, $254 million ($158 million after-tax, or $0.28 per diluted share) in 2002 and $140 million ($90 million after-tax, or $0.16 per diluted share) in 2001. These charges were recorded in cost of sales and other expenses in the income statement.
   In 2003, the pre-tax charges were comprised of $767 million ($491 million after-tax) related to special tools and other assets related to product lines and $68 million ($42 million after-tax) related to real estate.
   In 2002 the charges were related to production facilities and special tools. The 2001 charges related to the write-down of equipment as a result of the announcement of the closing of the Ste. Therese, Quebec, assembly plant in 2002 and the write-down of certain equipment on operating leases that was determined to be impaired in GMNA.

NOTE 4.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates are those investees of GM for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over the operating and financial decisions of the affiliate. GM's significant affiliates and GM's ownership percentage include the following:
Italy - GM-Fiat Powertrain (50% in 2003, 2002, 2001); Japan - Fuji Heavy Industries Ltd. (20% in 2003, 21% in 2002, 2001), Suzuki Motor Corporation (20.1%, 20.2% and 20.3% in 2003, 2002, 2001, respectively); China - Shanghai
General Motors Corporation (50% in 2003, 2002, 2001); Korea - GM Daewoo (44.6% in 2003 and 2002, 0% in 2001).
   Further information regarding the book value of GM's investments and its share of income for all affiliates, as well as the total assets and liabilities of the above significant affiliates, is included in the table below:

2003                                   Italy   Japan   China   Korea
----
                                      ---------------------------------
Book value of GM's investments in
   affiliates                           $946   $2,781    $964    $200
GM's share of affiliates' net income
   (loss)                                $95     $196    $437    $(74)

Total assets of significant
   affiliates (1)                     $7,939  $29,622  $2,723  $3,263
Total liabilities of significant
   affiliates (1)                     $5,309  $17,764  $1,175  $2,892

2002
----
Book value of GM's investments in
   affiliates                           $753   $2,322    $659    $252
GM's share of affiliates' net income
   (loss)                                $80     $133    $142    $(45)

Total assets of significant
   affiliates (1)                     $6,589  $24,579  $1,698  $2,277
Total liabilities of significant
   affiliates (1)                     $4,479  $14,966    $634  $1,771

2001
----
Book value of GM's investment in
   affiliates                           $699   $2,214    $486      $0
GM's share of affiliates' net income
   (loss)                                $32    $(102)    $38      $0

Total assets of significant
   affiliates (1)                     $5,361  $23,960  $1,374      $0
Total liabilities of significant
   affiliates (1)                     $3,936  $14,911    $530      $0

(1) As defined above.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 5.  Postemployment Benefit Costs

   GM records liabilities for termination and other post-employment benefits to be paid pursuant to the union or other contractual agreements in connection with closed plants in North America. GM reviews the adequacy and continuing need for these liabilities on an annual basis in conjunction with its year-end production and labor forecasts. Furthermore, GM reviews the reasonableness of these liabilities on a quarterly basis.
   The liability for post-employment benefits as of December 31, 2003 totals approximately $384 million relating to 9 plants and approximately 2,900 employees, with anticipated spending of approximately 96% over the next three years. The liability for post-employment benefits was $613 million relating to 11 plants and approximately 3,400 employees as of December 31, 2002. The liability for post-employment benefits was $626 million relating to 12 plants and approximately 5,800 employees as of December 31, 2001. The following table summarizes the activity from December 31, 2001 through December 31, 2003 for this liability (dollars in millions):

 Balance at December 31, 2001                     $626
   Spending                                       (182)
   Interest accretion                               47
   Additions                                       281
   Adjustments                                    (159)
                                                   ---
 Balance at December 31, 2002                     $613
   Spending                                       (189)
   Interest accretion                               31
   Additions                                         -
   Adjustments                                     (71)
                                                   ---
 Balance at December 31, 2003                     $384
                                                   ===

   In 2003, GM recognized adjustments of $71 million to reduce the liability balance of existing closed plants ($44 million after tax, or $0.08 per share of GM $1-2/3 par value common stock), recorded in cost of sales. The adjustments are primarily the result of the reversal of the remaining post-employment liabilities for employees at the Janesville, Wisconsin plant location, a reduction of the respective liabilities for employees at the Oklahoma City, Oklahoma plant, and an increase to the respective liabilities at the Wilmington, Delaware plant. The Janesville charge was established in 2002, relating to 772 employees impacted by the transfer of commercial truck production from Janesville, to Flint, Michigan. The reversal is primarily due to earlier than anticipated retirements of 479 employees. The adjustments also include a reduction in the reserve for the Oklahoma City plant, as employees have been absorbed into the continuing workforce due to increased manpower requirements. The Wilmington plant reserve is increased to account for increased duration that employees will not be absorbed into the continuing workforce due to a change in the production plan.
   In 2002, GM recognized post-employment benefit liabilities of $281 million ($174 million after tax, or $0.31 per share of GM $1-2/3 par value common stock) primarily related to the transfer of commercial truck production from Janesville, to Flint. The Janesville charge related to 772 employees and was included in cost of sales. The adjustments of $159 million ($99 million after tax of $0.18 per share of GM $1-2/3 par value common stock), recorded in cost of sales, are primarily the result of a reversal of post-employment benefit liabilities for employees at the Spring Hill, Tennessee, plant. This reversal was recorded due to approximately 400 employees, who had been included in the planned production capacity reduction but were instead absorbed into the continuing workforce due to a change in the plan.

NOTE 6.  Marketable Securities

   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities, and News Corporation ADSs, which are classified as trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale and held-to-maturity securities are included as a separate component of stockholders' equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Marketable Securities (continued)

Automotive and Other Operations
-------------------------------

   Investments in marketable securities were as follows (dollars in millions):

                                              Book/Fair  Unrealized Unrealized
                                      Cost      Value      Gains      Losses
                                      ----      -----      -----      ------
                                                  December 31, 2003
                                    ------------------------------------------
Type of security
Corporate debt securities and other  $5,246     $5,246        $9         $9
U.S. government and agencies          2,865      2,867         9          7
Mortgage backed securities               90         90         -          -
                                      -----      -----
Total debt securities available
   for sale                           8,201      8,203         -          -
News Corporation ADSs                   819        864         -          -
                                      -----      -----        --         --
Total marketable securities          $9,020     $9,067       $18        $16
                                      =====      =====        ==         ==

                                                 December 31, 2002
                                    -------------------------------------------
Type of security
Corporate debt securities and other  $1,456     $1,469       $18         $5
U.S. government and agencies            606        612         6          -
Mortgage backed securities               93         93         -          -
                                      -----      -----        --         --
Total marketable securities          $2,155     $2,174       $24         $5
                                      =====      =====        ==          =

   Debt securities totaling $752 million mature within one year and $7.1 billion mature after one through five years, $79 million mature after five through ten years and $247 million mature after ten years. Proceeds from sales of marketable securities totaled $7.1 billion in 2003, $4.7 billion in 2002, and $373 million in 2001. The gross gains related to sales of marketable securities were $7 million, $3 million, and $3 million in 2003, 2002, and 2001, respectively. The gross losses related to sales of marketable securities were $11 million in 2003, $1 million in 2002 and $7 million in 2001.

Financing and Insurance Operations
----------------------------------

   Investments in marketable securities were as follows (dollars in millions):

                                              Book/Fair  Unrealized Unrealized
                                      Cost      Value      Gains      Losses
                                      ----      -----      -----      ------
                                                  December 31, 2003
                                    ------------------------------------------
Type of security
Bonds, notes, and other securities
   United States government and
     agencies                          $716       $722        $7         $1
   States and municipalities            595        647        52          -
   Foreign government securities        543        550         8          1
   Mortgage and asset-backed
     securities                       1,806      1,949       150          7
   Corporate debt securities
     and other                        3,078      3,200       129          7
                                      -----      -----       ---          -
Total debt securities
   available-for-sale                 6,738      7,068       346         16
Mortgage-backed securities
   held-to-maturity                     240        240         -          -
Mortgage-backed securities held for
   trading purposes                   4,483      4,142         -        341
                                     ------     ------       ---        ---
Total debt securities                11,461     11,450       346        357
Equity securities                     1,185      1,698       522          9
                                     ------     ------       ---        ---
   Total investment in marketable
     securities                     $12,646    $13,148      $868       $366
                                     ======     ======       ===        ===

Total consolidated other
   marketable securities            $21,666    $22,215      $886       $382
                                     ======     ======       ===        ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Marketable Securities (concluded)

                                             Book/Fair  Unrealized Unrealized
                                      Cost      Value      Gains      Losses
                                      ----      -----      -----      ------
                                                  December 31, 2002
                                    ------------------------------------------
Type of security
Bonds, notes, and other securities
   United States government and
     agencies                        $2,836     $2,875       $39         $-
   States and municipalities            599        650        52          1
   Foreign government securities        479        497        19          1
   Mortgage and asset-backed
     securities                       2,529      2,761       296         64
   Corporate debt securities
     and other                        1,836      1,933       106          9
                                      -----      -----       ---          -
Total debt securities
   available-for-sale                 8,279      8,716       512         75
Mortgage-backed securities
   held-to-maturity                     305        305         -          -
Mortgage-backed securities held for
   trading purposes                   5,176      4,378         -        798
                                     ------     ------       ---        ---
Total debt securities                13,760     13,399       512        873
Equity securities                     1,224      1,252       163        135
                                     ------     ------       ---      -----
   Total investment in marketable
     securities                     $14,984    $14,651      $675     $1,008
                                     ======     ======       ===      =====

Total consolidated other
   marketable securities            $17,139    $16,825      $699     $1,013
                                     ======     ======       ===      =====

   Debt securities available-for-sale totaling $1.1 billion mature within one year, $2.0 billion mature after one through five years, $1.6 billion mature after five years through 10 years, and $2.4 billion mature after 10 years. Proceeds from sales of marketable securities totaled $7.6 billion in 2003, $12.8 billion in 2002, and $5.1 billion in 2001. The gross gains related to sales of marketable securities were $270 million, $402 million, and $228 million in 2003, 2002, and 2001, respectively. The gross losses related to sales of marketable securities were $202 million, $121 million and $145 million in 2003, 2002, and 2001, respectively.

NOTE 7.  Variable Interest Entities

   As discussed in Note 1, GM applied the provisions of FIN 46 to all variable interest entities beginning July 1, 2003. In connection with the application of FIN 46, GM is providing information below concerning variable interest entities that: (1) are consolidated by GM because GM is deemed to be the primary beneficiary and (2) those entities that GM does not consolidate because, although GM has significant interests in such variable interest entities, GM is not the primary beneficiary.

Automotive and Other Operations

   Synthetic Leases -- GM leases real estate and equipment from various special purpose entities (SPEs) that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46. For those leases where GM provides a residual value guarantee of the leased property and is considered the primary beneficiary under FIN 46, GM consolidated these entities as of July 1, 2003. This resulted, for Auto & Other, in an initial increase in assets and debt of $917 million and a cumulative effect of accounting change recorded in cost of sales of $27 million after-tax. As of December 31, 2003, the carrying amount of assets and liabilities consolidated under FIN 46 amounted to $878 million and $945 million respectively. Assets consolidated are classified as "Property" in GM's consolidated financial statements. GM's maximum exposure to loss related to consolidated VIEs amounts to $795 million. For other such lease arrangements involving VIEs, GM holds significant variable interests but is not considered the primary beneficiary under FIN 46. GM's maximum exposure to loss related to VIE's where GM has a significant variable interest, but does not consolidate the entity, amounts to $557 million.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Variable Interest Entities (concluded)

Financing and Insurance Operations

   Mortgage warehouse funding -- GMAC's Mortgage operations sell commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include sales to off-balance sheet warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as sales based on the provisions of SFAS 140 and as such creditors of these facilities have no recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46. For certain mortgage warehouse entities, management determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46. The assets in these entities totaled $2.4 billion, of which $0.8 billion represents GMAC's maximum exposure to loss. The maximum exposure would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities. In other entities, GMAC was considered the primary beneficiary, and the activities of these entities were either terminated prior to July 1, 2003 or GMAC consolidated these entities pursuant to FIN 46. As of December 31, 2003 the consolidated entities had no assets remaining and had been terminated.
   Interests in Real Estate Partnerships -- The Corporation's Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors and, in certain partnerships, guarantee the timely payment of a specified return to those investors. Returns to investors in the partnerships syndicated by the Corporation are derived from tax credits and tax losses generated by underlying operating partnership entities that develop, own, and operate affordable housing properties throughout the United States. Syndicated tax credit partnerships that contain a guarantee are reflected in the Corporation's financial statements under the financing method. In addition, the Corporation has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of the Corporation's variable interest analysis indicated that GMAC is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46. Assets outstanding in these partnerships approximated $3 billion at December 31, 2003. GMAC's exposure to loss at such time was $675 million, representing the amount payable to investors in the event of liquidation of the partnerships. The Corporation's exposure to loss increases as unaffiliated investors place additional guaranteed commitments with the Corporation. Considering such committed amounts, the Corporation's exposure to loss in future periods is not expected to exceed $1.2 billion.
   Collateralized debt obligations (CDOs) -- GMAC's Mortgage operations sponsor, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certificates, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, the Corporation sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by the Corporation were initially structured or have been restructured (with approval by the senior beneficial interest holders) as qualifying special purpose entities, and are therefore exempt from FIN 46. For the Corporation's remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46 because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.0 billion of which GMAC's maximum exposure to loss is $40 million, representing GMAC's retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on the underlying assets of the entities.
   Automotive Finance Receivables -- In certain securitization transactions, GMAC securitizes consumer and commercial finance receivables into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other sellers into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $13 billion as of December 31, 2003. While GMAC has a variable interest in these conduits, the Corporation is not deemed to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC's maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $179 million and would only be realized in the event of a complete loss on the assets that GMAC sold.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Finance Receivables and Securitizations

Finance Receivables - Net

   Finance receivables - net included the following (dollars in millions):
                                                     December 31,
                                                -----------------------
Consumer:                                          2003        2002
                                                   ----        ----
  Retail automotive                              $87,163     $78,857
  Residential mortgages                           46,307      15,238
                                                 -------      ------
Total consumer                                   133,470      94,095
Commercial:
  Automotive:
   Wholesale                                      25,517      21,459
   Leasing and lease financing                     1,465       5,910
   Term loans to dealers and others                3,912       4,190
  Commercial and industrial                        9,783       9,464
  Commercial real estate:
   Commercial mortgage                               180         621
   Construction                                    2,053       1,963
                                                 -------     -------
Total commercial                                  42,910      43,607
                                                 -------     -------
Total finance receivables and loans              176,380     137,702
Allowance for financing losses                    (3,243)     (3,059)
                                                 -------     -------
Total consolidated finance receivables -
   net  (1)                                     $173,137    $134,643
                                                 =======     =======

(1) Net of unearned income of $7.2 billion and $6.5 billion at December 31, 2003 and 2002, respectively.

   Finance receivables that originated outside the United States were $29.1 billion and $23.1 billion at December 31, 2003 and 2002, respectively. The aggregate amounts of total finance receivables maturing in each of the five years following December 31, 2003, is as follows: 2004-$64.0 billion; 2005-$25.6 billion; 2006-$22.0 billion; 2007-$15.0 billion; 2008-$7.3 billion; and 2009 and thereafter-$49.1 billion. Actual maturities may differ from those scheduled due to prepayments.

Securitizations of Finance Receivables and Mortgage Loans

   The Corporation securitizes automotive and mortgage financial assets as a funding source. GMAC sells retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial investment securities.
   The Corporation retains servicing responsibilities and subordinated interests for all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations and the Corporation may retain subordinated interests in some of these securitizations. GMAC also holds subordinated interests and acts as collateral manager in the securitizations of its commercial investment securities. As of December 31, 2003, the weighted average servicing fees for GM's primary servicing activities were 200 basis points, 100 basis points, 27 basis points and 8 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans and commercial mortgage loans, respectively. Additionally, the Corporation retains the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments.
   The Corporation maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $162 million, $1.2 billion, $6 million, $5 million, and $70 million as of December 31, 2003 related to securitizations of retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial investment securities, respectively, and $280 million, $937 million, $21 million, $4 million and $20 million as of December 31, 2002, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Finance Receivables and Securitizations (continued)

   The following table summarizes pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for sales of finance receivables and loans that were completed during 2003, 2002 and 2001:

                                              2003
                         --------------------------------------------------
                            Retail                      Mortgage loans
Year ended December 31,     finance     Wholesale  ------------------------
(in millions)            receivables     loans     Residential  Commercial
-------------            -----------     -----     -----------  ----------
Pre-tax gains on
  securitizations              $37         $ -         $522         $75
Cash flow information:
Proceeds from new
  securitizations            1,604       3,625       29,566       3,342
Servicing fees received        228         164          250          20
Other cash flows received
  on retained interests        753         174          955         317
Purchases of delinquent
  or foreclosed assets        (275)          -         (262)         (5)
Pool buyback cash flows       (885)          -       (1,953)          -
Servicing advances            (118)          -       (1,944)       (117)
Repayments of servicing
  advances                     114           -        2,017         116
Proceeds from collections
  reinvested in revolving
  securitizations              862      97,829            -           5


                                              2002
                         --------------------------------------------------
                            Retail                      Mortgage loans
Year ended December 31,     finance     Wholesale  ------------------------
(in millions)            receivables     loans     Residential  Commercial
-------------            -----------     -----     -----------  ----------
Pre-tax gains on
  securitizations             $239         $ -         $562         $30
Cash flow information:
Proceeds from new
  securitizations            9,982       2,327       28,241       1,848
Servicing fees received        247         146          201          17
Other cash flows received
  on retained interests      1,361         318        1,044          86
Purchases of delinquent
  or foreclosed assets        (299)          -         (504)          -
Pool buyback cash flows       (289)        (55)        (216)          -
Servicing advances            (117)          -       (1,582)       (122)
Repayments of servicing
  advances                     117           -        1,447         116
Proceeds from collections
  reinvested in revolving
  securitizations              482     104,485            -           -

                                              2001
                         --------------------------------------------------
                            Retail                      Mortgage loans
Year ended December 31,     finance     Wholesale  ------------------------
(in millions)            receivables     loans     Residential  Commercial
-------------            -----------     -----     -----------  ----------
Pre-tax gains on
  securitizations             $210         $ -         $966         $24
Cash flow information:
Proceeds from new
  securitizations            7,331       7,055       35,137       2,934
Servicing fees received        168         124          256          16
Other cash flows received
  on retained interests      1,282         417          844          60
Purchases of delinquent
  or forecloed assets         (240)          -          (34)          -
Pool buyback cash flows       (270)          -         (390)          -
Servicing advances             (88)          -       (1,861)        (95)
Repayments of servicing
  advances                      66           -        1,817          71
Proceeds from collections
  reinvested in revolving
  securitizations                -      81,563          364           -
--------------------------------------------------------------------------------

   In addition to the information presented in the preceding table, pre-tax gains recognized on commercial investment securities were $14 million, $18 million and $17 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash proceeds from new securitizations of commercial investment securities were $1.9 billion, $439 million and $643 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, cash flows received on retained interests of commercial investment securities aggregated $69 million, $37 million and $16 million for the years ended December 31, 2003, 2002 and 2001, respectively.
   Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2003 and 2002, as of the dates of such sales, were as follows:

                                              2003
                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
Year ended December 31,     finance      -----------------------    investment
                        receivables(a)  Residential(b) Commercial   securities
----------------------   -----------     -----------   -----------  ----------
Key assumptions (c)
  (rates per annum):
Annual prepayment rate (d)     0.9%       3.1-59.9%    0.0-50.0%      0.0%
Weighted average life
  (in years)                   1.6        1.7-5.9      1.4-6.2      2.5-25.1
Expected credit losses         (e)        0.0-7.3%     0.0-0.8%     0.0-1.6%
Discount rate                  9.5%       6.5-14.5%    2.6-10.8%    8.6-10.0%


                                              2002
                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
Year ended December 31,     finance      -----------------------    investment
                        receivables(a)  Residential(b) Commercial   securities
----------------------   -----------     -----------   -----------  ----------
Key assumptions (c)
  (rates per annum):
Annual prepayment rate (d)  0.8-1.3%      6.6-54.7%    0.0-50.0%    0.0-90.0%
Weighted average life
  (in years)                1.5-2.6       1.3-4.5      1.0-7.8      3.0-36.0
Expected credit losses         (e)        0.0-24.8%    0.0-1.5%     0.0-0.9%
Discount rate              9.5-12.0%      6.5-13.5%    2.8-20.1%    3.6-12.7%
------------------------------------------------------------------------------

(a)The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b)Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c)The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve, plus a contractual spread, as appropriate. The actual yield curve utlized varies depending on the specific retained interests.
(d)Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial investment securities.
(e)A reserve totaling $83 million and $127 million at December 31, 2003 and 2002, respectively, has been established for expected credit losses on finance receivables securitized in off-balance sheet transactions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Finance Receivables and Securitizations (continued)

   The table below outlines the key economic assumptions and the sensitivity of the estimated fair value of retained interests at December 31, 2003 to immediate 10% and 20% adverse changes in those assumptions.

                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
($ in millions)            finance      -----------------------    investment
                        receivables(a)  Residential(b) Commercial   securities
-------------------------------------------------------------------------------
Carrying value/fair
  value of retained
  interests                $1,045 (b)      $1,171        $620          $318
Weighted average life
  (in years)                0.1-1.0       1.1-5.9      0.1-18.4      0.5-25.1
Annual prepayment rate  0.7-1.6% WAM  7.0-65.0%CPR 0.0-50.0% CPR  0.0-37.0% CPR
  Impact of 10% adverse
    change                    $--          $(69)         $(2)          $(2)
  Impact of 20% adverse
    change                    (1)          (132)          (3)           (3)
-------------------------------------------------------------------------------
Loss assumption               (b)       0.0-26.1%     0.0-6.6%     0.9-33.7%
  Impact of 10% adverse
    change                   $(8)         $(123)        $(5)         $(10)
  Impact of 20% adverse
    change                   (17)          (252)        (10)          (19)
-------------------------------------------------------------------------------
Discount rate              9.5-12.0%    6.5-14.5%     2.5-20.1%    3.6-13.2%
  Impact of 10% adverse
    change                   $(5)         $(31)         $(8)         $(18)
  Impact of 20% adverse
    change                   (10)          (61)         (16)          (34)
-------------------------------------------------------------------------------
Market rate (d)            2.1-3.2%        (c)           (c)          (c)
  Impact of 10% adverse
    change                   $(6)         $(19)          $--          $--
  Impact of 20% adverse
    change                   (11)          (39)           --           --
-------------------------------------------------------------------------------
(a)The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale receivables.
(b The fair value of retained interests in securitizations is net of a reserve for expected credit losses totaling $83 million at December 31, 2003.
(c)Forward benchmark interest rate yield curve plus contractual spread.
(d)Represents the rate of return paid to the investors.

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, the Corporation hedges interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein.
   Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on securitizations completed each year.

               Loans securitized in
                        (a)
               ------------------------------------------------
December 31,              2003          2002           2001
---------------------------------------------------------------
Retail automotive         0.4%           0.6%           0.7%
Residential mortgage    0.0-26.0%      0.0-24.8%      0.0-22.9%
Commercial mortgage     0.0-6.6%       0.0-4.1%       0.0-2.3%
Commercial investment
   securities           0.9-33.7%      0.3-36.8%      0.0-17.0%
---------------------------------------------------------------

(a) Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 8.  Finance Receivables and Securitizations (concluded)

   The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses.

                             Total finance      Amount 60 days
                            receivables and          or
                                 loans          more past due      Net credit losses
                           ---------------------------------------------------------
December 31, (in millions)    2003     2002      2003     2002      2003     2002
------------------------------------------------------------------------------------
Retail automotive           $99,196   $93,848     $749     $637    $1,179     $844
Residential mortgage        104,378    93,955    4,974    3,973       682      644
------------------------------------------------------------------------------------
  Total consumer            203,574   187,803    5,723    4,610     1,861    1,488
------------------------------------------------------------------------------------
Wholesale                    46,644    38,722       46       88         5      (15)
Commercial mortgage          22,621    19,513      652      350        66        8
Other automotive and
   commercial                17,364    21,678      167      317       194      176
------------------------------------------------------------------------------------
  Total commercial           86,629    79,913      865      755       265      169
------------------------------------------------------------------------------------
Total managed portfolio (a) 290,203   267,716   $6,588   $5,365    $2,126   $1,657
                                               =====================================
  Securitized finance
   receivables and loans    (94,622) (114,767)
  Loans held for sale
   (unpaid principal)       (19,609)  (15,756)
----------------------------------------------
Total finance receivables
   and loans               $175,972  $137,193
==============================================

(a)Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

NOTE 9.  Inventories

   Inventories included the following for Automotive and Other Operations (dollars in millions):
                                                            December 31,
                                                        --------------------
                                                           2003        2002
                                                           ----        ----
Productive material, work in process, and supplies       $4,899      $4,803
Finished product, service parts, etc.                     7,642       6,741
                                                         ------      ------
  Total inventories at FIFO                              12,541      11,544
   Less LIFO allowance                                    1,581       1,807
                                                         ------       -----
     Total inventories (less allowances)                $10,960      $9,737
                                                         ======       =====

   Inventories are stated generally at cost, which is not in excess of market. The cost of approximately 92% of U.S. inventories is determined by the last-in, first-out (LIFO) method. Generally, the cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.
   During 2003, U.S. LIFO eligible inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2003 purchases, the effect of which decreased cost of goods sold by approximately $200 million, pre-tax.

NOTE 10.  Equipment on Operating Leases

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

Automotive and Other Operations
-------------------------------

   Equipment on operating leases and accumulated depreciation was as follows (dollars in millions):

                                                December 31,
                                            ---------------------
                                                2003      2002
                                                ----      ----
  Equipment on operating leases               $7,994    $5,729
  Less accumulated depreciation                 (821)     (424)
                                              ------    ------
   Net book value                             $7,173    $5,305
                                               =====     =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 10.  Equipment on Operating Leases (concluded)

Financing and Insurance Operations
----------------------------------

   Equipment on operating leases and accumulated depreciation was as follows (dollars in millions):

                                                December 31,
                                            ---------------------
                                               2003       2002
                                               ----       ----
  Equipment on operating leases              $35,800    $33,422
  Less accumulated depreciation               (8,590)    (7,701)
                                              ------     ------
   Net book value                            $27,210    $25,721
                                              ======     ======

  Total consolidated net book value          $34,383    $31,026
                                              ======     ======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2003, are as follows:
Auto & Other - none, as the payment is received upfront and the income is deferred over the lease period; FIO - 2004 $6.4 billion; 2005-$4.3 billion; 2006
- $2.4 billion; 2007 - $711 million; and 2007-$54 million. There are no leases maturing after 2008.

NOTE 11.  Income Taxes

   Income from continuing operations before income taxes and minority interests included the following (dollars in millions):

                                                Years Ended December 31,
                                              -----------------------------
                                                2003      2002      2001
                                                ----      ----      ----
U.S. income (loss)                             $1,786     $126     $(329)
Foreign income                                  1,195    2,212     2,783
                                                -----    -----     -----
  Total                                        $2,981   $2,338    $2,454
                                                =====    =====     =====

   The provision for income taxes was estimated as follows (dollars in millions):

                                                Years Ended December 31,
                                              ----------------------------
                                                2003      2002      2001
                                                ----      ----      ----
Income taxes estimated to be payable
   currently
  U.S. federal                                   $123      $48       $34
  Foreign                                       1,701    1,394     1,292
  U.S. state and local                            414      325        45
                                                -----    -----     -----
   Total payable currently                      2,238    1,767     1,371
                                                -----    -----     -----
Deferred income tax expense (credit) - net
  U.S. federal                                    239       81        86
  Foreign                                      (1,712)    (958)     (400)
  U.S. state and local                            (34)    (246)        37
                                                -----    -----     ------
   Total deferred                              (1,507)  (1,123)     (277)
                                                -----    -----     -----

      Total income taxes                         $731     $644    $1,094
                                                  ===      ===     =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11.  Income Taxes (continued)

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes in 2003, 2002, and 2001 was $1.7 billion, $2.2 billion, and $2.1 billion, respectively.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed permanently reinvested, of $11.6 billion at December 31, 2003, and $11.8 billion at December 31, 2002. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

                                               Years Ended December 31,
                                              ----------------------------
                                                 2003      2002     2001
                                                 ----      ----     ----
Tax at U.S. federal statutory income tax rate  $1,043      $818     $859
State and local tax expense                       261        91       56
Foreign rates other than 35%                      (31)       16      131
Taxes on unremitted earnings of subsidiaries        6       (13)      29
Tax credits                                       (52)      (82)     (57)
Raytheon settlement (1)                             -         -      180
Settlement of prior year tax matters             (194)       18        -
ESOP dividend deduction (2)                       (53)      (85)       -
Stock contribution to pension plans (3)           (87)        -        -
Other adjustments                                (162)     (119)    (104)
                                                  ---       ---    -----

   Total income tax                              $731      $644   $1,094
                                                  ===       ===    =====

(1) Non-tax deductible settlement with the Raytheon Company on a purchase price adjustment related to Raytheon's 1997 merger with Hughes Defense.
(2) Deduction for dividends paid on GM $1-2/3 par value common stock held under the employee stock ownership portion of the GM Savings Plans, pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001.
(3) Additional tax benefit related to the GM Class H Common Stock contribution to the pension and VEBA plans.

   Deferred income tax assets and liabilities for 2003 and 2002 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.
   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

                                                  December 31,
                                     --------------------------------------
                                             2003                2002
                                         Deferred Tax        Deferred Tax
                                         ------------        ------------
                                     Assets   Liabilities  Assets   Liabilities
                                     ------   -----------  ------   -----------
Postretirement benefits other
   than pensions                    $15,280       $ -     $14,945       $ -
Pension and other employee
   benefit plans                      4,060    12,521       8,009       461
Warranties, dealer and customer
   allowances, claims,
   and discounts                      6,541       108       6,047         -
Depreciation and amortization         3,901     2,832       2,386     2,967
Tax carryforwards                     3,313         -       3,707         -
Lease transactions                       10     4,297           -     4,732
Miscellaneous foreign                 6,363     2,602       5,165     2,007
Other                                 7,136     2,885       8,277     3,942
                                     ------    ------      ------    ------
  Subtotal                           46,604    25,245      48,536    14,109
Valuation allowances                 (1,677)        -      (1,183)        -
                                     ------    ------      ------    ------
  Total deferred taxes              $44,927   $25,245     $47,353   $14,109
                                     ------    ------      ------    ------

  Net deferred tax assets           $19,682               $33,244
                                     ======                ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11.  Income Taxes (concluded)

   Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

                                                  2003        2002
                                                  ----        ----

   Current deferred tax assets                   $9,104      $8,336
   Current deferred tax liabilities              (5,671)     (5,348)
   Non-current deferred tax assets               18,086      31,431
   Non-current deferred tax liabilities          (1,837)     (1,175)
                                                 ------      ------
     Total                                      $19,682     $33,244
                                                 ======      ======

   Of the tax carryforwards, approximately 17.2% relates to the alternative minimum tax credit (which can be carried forward indefinitely) and approximately 17.7% relates to the U.S. state net operating loss carryforwards, which will expire in the years 2004-2022 if not used. However, a substantial portion of the U.S. state net operating loss carryforwards will not expire until after the year 2006. The other tax credit carryforwards, consisting primarily of research and experimentation credits, will expire in the years 2019-2022 if not used. The valuation allowance principally relates to U.S. state and certain foreign operating loss carryforwards.

NOTE 12.  Property - Net

   Property - net was as follows (dollars in millions):

                                            Estimated       December 31,
                                             Useful       --------------
                                         Lives (Years)    2003       2002
                                         --------------   --------------
Automotive and Other Operations
-------------------------------
  Land                                          -        $1,004      $913
  Buildings and land improvements             2-40       15,272    13,912
  Machinery and equipment                     3-30       44,851    41,500
  Construction in progress                      -         2,722     2,757
                                                         ------    ------
   Real estate, plants, and equipment                    63,849    59,082
   Less accumulated depreciation                        (37,535)  (34,182)
                                                         ------    ------
     Real estate, plants, and equipment - net            26,314    24,900
     Special tools - net                                  9,757     9,235
                                                         ------    ------
      Total property - net                              $36,071   $34,135
                                                         ------    ------

Financing and Insurance Operations
----------------------------------
  Equipment and other                         2-10       $3,160    $2,329
   Less accumulated depreciation                         (1,020)     (508)
                                                          -----    ------
      Total property - net                               $2,140    $1,821
                                                          -----     -----

Total consolidated property - net                       $38,211   $35,956
                                                         ======    ======

   Depreciation and amortization expense was as follows (dollars in millions):

                                                   Years Ended December 31,
                                                  ---------------------------
Automotive and Other Operations                     2003      2002     2001
-------------------------------                     ----      ----     ----
   Depreciation                                   $4,526    $3,675   $3,533
   Amortization of special tools                   3,391     2,648    2,360
   Amortization of intangible assets                  29         1       14
                                                   -----     -----    -----
     Total                                        $7,946    $6,324   $5,907
                                                   =====     =====    =====

Financing and Insurance Operations
----------------------------------
   Depreciation                                   $6,021    $5,522   $5,684
   Amortization of intangible assets                  11        19      173
                                                   -----     -----    -----
     Total                                        $6,032    $5,541   $5,857
                                                   =====     =====    =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13. Goodwill and Intangible Assets

   The components of the Corporation's intangible assets as of December 31, 2003 and 2002 were as follows (dollars in millions):

                                               Gross     Accumulated     Net
December 31, 2003                             Carrying   Amortization Carrying
                                               Amount                  Amount
                                            -----------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $31        $272
Non-amortizing intangible assets:
   Goodwill                                                               567
   Prepaid pension asset (Note 17)                                        640
                                                                        -----
      Total goodwill and intangible assets                             $1,479
                                                                        -----

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $65         $31         $34
   Trademarks and other                            40          16          24
   Covenants not to compete                        18          18           -
                                                  ---          --          --
      Total                                      $123         $65         $58
                                                  ===          ==
Non-amortizing intangible assets:
   Goodwill                                                             3,223
                                                                        -----
      Total goodwill and intangible assets                              3,281
                                                                        -----
Total consolidated goodwill and intangible assets                      $4,760
                                                                        =====

December 31, 2002
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $305         $28        $277
Non-amortizing intangible assets:
   Goodwill                                                               477
   Prepaid pension asset (Note 17)                                      6,699
                                                                        -----
      Total goodwill and intangible assets                             $7,453
                                                                        -----

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $67         $24         $43
   Trademarks and other                            39          12          27
   Covenants not to compete                        18          18           -
                                                  ---          --          --
      Total                                      $124         $54         $70
                                                  ===          ==
Non-amortizing intangible assets:
   Goodwill                                                             3,273
                                                                        -----
      Total goodwill and intangible assets                              3,343
                                                                        -----
Total consolidated goodwill and intangible assets                     $10,796
                                                                       ======

   Aggregate amortization expense on existing acquired intangible assets was $37 million for the year ended December 31, 2003. Estimated amortization expense in each of the next five years is as follows: 2004 - $38 million; 2005 - $38 million; 2006 - $37 million; 2007 - $37 million; and 2008 - $34 million.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13. Goodwill and Intangible Assets (concluded)

   The changes in the carrying amounts of goodwill for the year ended December 31, 2003, were as follows (dollars in millions):

                                                       Total
                                                      Auto &
                                      GMNA     GME     Other    GMAC   Total GM
                                      ----     ---     -----    ----   --------
Balance as of December 31, 2001        $29     $283     $312  $3,144   $3,456
Goodwill acquired during the period    118        -      118      96      214
Goodwill written off related to
   sale of business units               (8)       -       (8)    (9)      (17)
Effect of foreign currency               -       55       55      42       97
                                       ---      ---      ---   -----    -----
translation
Balance as of December 31, 2002        139      338      477   3,273    3,750
Goodwill acquired during the period      -        -        -      18       18
Goodwill written off related to
   sale of business units               (4)       -       (4)     -        (4)
Effect of foreign currency
   translation                           6       75       81      51      132
Impairment/Other                        13        -       13    (119)(1) (106)
                                       ---      ---      ---   -----    -----
Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
                                       ===      ===      ===   =====    =====

(1)In September 2003, GMAC received $110 million related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 million was considered a purchase price adjustment, reducing the related goodwill; the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

NOTE 14.  Other Assets

Automotive and Other Operations

   Other assets included the following (dollars in millions):
                                                           December 31,
                                                      -----------------------
                                                       2003           2002
                                                       ----           ----

Investments in equity securities                        $470          $334
U.S. prepaid pension benefit cost (Note 17)           39,904             -
Other                                                  1,888         1,127
                                                     -------         -----
  Total other assets                                 $42,262        $1,461
                                                      ======         =====

   Investments in equity securities at December 31, 2003 and 2002 includes the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM's intent to hold these securities for longer than one year. Balances include historical costs of $114 million and $60 million with unrealized gains of $142 million and $75 million and unrealized losses of $6 million and $21 million at December 31, 2003 and 2002, respectively.
   Also included in investments in equity securities is GM's investment in the common stock of Fiat Auto Holdings B.V. (FAH), the entity that is the sole shareholder of Fiat Auto S.p.A. (Fiat Auto), acquired for $2.4 billion in 2000. Subsequent to that acquisition, unfavorable European market conditions and other factors led to deterioration in the performance of Fiat Auto. Accordingly, GM commenced a review of the appropriate carrying value of GM's investment in FAH, completed in the third quarter of 2002, which resulted in a non-cash charge of $2.2 billion ($1.4 billion after-tax), recorded in cost of sales and other expenses in the Other segment of Auto & Other. This write-down brought the carrying value of GM's investment in FAH from $2.4 billion to $220 million. The carrying value is based on GM's interest in the estimated market value of FAH equity, which comprises FAH's ownership of Fiat Auto, including 50% ownership interests in the purchasing and powertrain joint ventures between GM and Fiat Auto. GM's investment in FAH was reduced from 20% to 10% when Fiat recapitalized FAH in 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14.  Other Assets (concluded)

Financing and Insurance Operations

   Other assets included the following (dollars in millions):
                                                               December 31,
                                                           --------------------
                                                              2003       2002
                                                              ----       ----
Mortgage servicing rights                                   $3,720     $2,683
Premiums and other insurance receivables                     1,960      1,742
Deferred policy acquisition costs                            1,038        584
Derivative assets                                           10,026      7,185
Repossessed and foreclosed assets, net                         786        418
Equity investments                                           1,560        587
Intangible assets (Note 13)                                  3,281      3,343
Property (Note 12)                                           2,140      1,821
Cash deposits held for securitization trusts                 1,922      1,481
Restricted cash collections for securitization trusts        2,291      1,244
Accrued interest and rent receivable                           767        673
Real estate investments                                        788        819
Debt issuance costs                                            716        508
Servicer advances                                              946        838
Other                                                        3,547      4,260
                                                            ------     ------
  Total other assets                                       $35,488    $28,186
                                                            ======     ======

Reclassification for Consolidated Balance Sheet Presentation
                                                               December 31,
                                                           --------------------
                                                              2003       2002
                                                              ----       ----
AO -  other assets, as detailed above                      $42,262     $1,461
FIO  - other assets, as detailed    above                   35,488     28,186
                                                            ------     ------
  Subtotal                                                  77,750     29,647
                                                            ------     ------
Prepaid assets and other                                     1,747      1,295
Accounts and notes receivable                              (15,152)   (11,602)
Intangible assets (Note 13)                                 (3,281)    (3,343)
Property (Note 12)                                          (2,140)    (1,821)
                                                            ------     ------
  Total consolidated other assets                          $58,924    $14,176
                                                            ======     ======

NOTE 15.  Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive and Other Operations
-------------------------------
   Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):
                                                               December 31,
                                                           --------------------
                                                              2003       2002
                                                              ----       ----
Dealer and customer allowances, claims, and discounts      $11,145    $10,388
Deferred revenue, principally sales of vehicles to rental
   companies                                                13,157     10,311
Policy, product warranty, and recall campaigns               8,674      8,850
Payrolls and employee benefits (excludes postemployment)     5,081      4,283
Unpaid losses under self-insurance programs                  2,027      1,990
Taxes                                                        3,437      1,670
Interest                                                       932        669
Postemployment benefits (including extended disability
   benefits)                                                 1,212      1,251
Other                                                        8,492      7,576
                                                            ------     ------
  Total accrued expenses and other liabilities             $54,157    $46,988

Pensions                                                        72         46
Postretirement benefits                                      3,210      3,142
Deferred income taxes                                        3,545      2,671
                                                            ------     ------

  Total accrued expenses, other liabilities, and deferred
    income taxes                                           $60,984    $52,847
                                                            ======     ======

  Current                                                  $45,417     $39,113
  Non-current                                               15,567      13,734
                                                            ------      ------
  Total accrued expenses, other liabilities, and deferred
     income taxes                                          $60,984     $52,847
                                                            ======      ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 15. Accrued Expenses, Other Liabilities, and Deferred Income Taxes (continued)

Automotive and Other Operations (concluded)
-------------------------------------------
                                                               December 31,
                                                             -----------------
                                                              2003       2002
                                                              ----       ----
Policy, product warranty and recall campaigns liability
Beginning balance                                           $8,850     $8,171
Payments                                                    (4,435)    (4,182)
Increase in liability (warranties issued during period)      4,390      4,418
Adjustments to liability (pre-existing warranties)            (367)       323
Effect of foreign currency translation                         236        120
                                                             -----      -----
Ending balance                                              $8,674     $8,850
                                                             =====      =====

Financing and Insurance Operations
----------------------------------

   Other liabilities and deferred income taxes included the following (dollars in millions):

                                                               December 31,
                                                           --------------------
                                                              2003       2002
                                                              ----       ----
Unpaid insurance losses, loss adjustment expenses, and
   unearned insurance premiums                              $6,568     $5,637

Income taxes                                                   139      1,659
Interest                                                     3,135      2,741
Deposits                                                     5,074      3,732
Interest rate derivatives                                    1,121        843
Other                                                        3,736      3,744
                                                            ------     ------
  Total other liabilities                                  $19,773    $18,356

Postretirement benefits                                        797        766
Deferred income taxes                                        3,963      3,852
                                                            ------     ------

  Total other liabilities and deferred income taxes        $24,533    $22,974
                                                            ======     ======

  Total consolidated accrued expenses and other
    liabilities                                            $73,930    $65,344
                                                            ======     ======
  Total consolidated deferred income tax liability
    (Note 11)                                               $7,508     $6,523
                                                             =====      =====

NOTE 16.  Long-Term Debt and Loans Payable

Automotive and Other Operations
-------------------------------

  Long-term debt and loans payable were as follows (dollars in millions):

                                           Weighted-Average
                                            Interest Rate      December 31,
                                            -------------      ------------
                                            2003      2002     2003     2002
                                            ----      ----     ----     ----
Long-term debt and loans payable
  Payable within one year
   Current portion of long-term debt (1)      1.4%     3.8%   $1,090     $424
   All other                                  3.3%     2.9%    1,723    1,570
                                                               -----    -----
     Total loans payable                                       2,813    1,994
  Payable beyond one year (1)                 6.8%     6.0%   29,632   14,234
  Unamortized discount                                          (108)     (21)
  Mark to market adjustment (2)                                   69       48
                                                              ------   -----
      Total long-term debt and loans payable                 $32,406  $16,255

(1) The weighted-average interest rates include the impact of interest rate swap agreements.
(2) Effective January 1, 2001, the Corporation began recording its hedged debt at fair market value on the balance sheet due to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Long-term debt payable beyond one year at December 31, 2003 included maturities as follows: 2005 - $575 million; 2006 - $541 million; 2007 - $198 million; 2008 - $1.6 billion; 2009 and after - $26.8 billion.
   To protect against foreign exchange risk, GM has entered into cross currency swap agreements. The notional amounts of such agreements as of December 31, 2003 for Auto & Other were approximately $2.4 billion. The notional amounts of such agreements as of December 31, 2002 for Auto & Other were approximately $238 million.
   Amounts payable beyond one year after cross currency swaps at December 31, 2003 included $2.3 billion in currencies other than the U.S. dollar, primarily the euro ($1.9 billion), the Brazilian real ($197 million) and the Australian dollar ($186 million)
   At December 31, 2003 and 2002, long-term debt and loans payable for Auto & Other included $27.4 billion and $14.8 billion, respectively, of obligations with fixed interest rates and $5.0 billion and $1.5 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap and swaption agreements. The notional amount of pay variable swap agreements as of December 31, 2003 for Auto & Other was approximately $ 3.5 billion. There were no such swaption agreements as of December 31, 2003. The notional amount of such agreements as of December 31, 2002 for Auto & Other was approximately $745 million ($645 million pay variable swap agreements and $100 million relating to pay variable swaption agreements).
   GM's Auto & Other business maintains substantial lines of credit with various banks that totaled $8.6 billion at December 31, 2003, of which $2.6 billion represented short-term credit facilities and $6.0 billion represented long-term credit facilities. At December 31, 2002, bank lines of credit totaled $8.5 billion, of which $2.6 billion represented short-term credit facilities and $5.9 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $2.1 billion and $5.9 billion at December 31, 2003, compared with $1.8 billion and $5.8 billion at December 31, 2002. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2003.

Financing and Insurance Operations
----------------------------------

  Debt was as follows (dollars in millions):

                                           Weighted-Average
                                            Interest Rate       December 31,
                                            -------------       ------------
                                            2003      2002     2003      2002
                                            ----      ----     ----      ----
Debt
  Payable within one year
   Current portion of long-term debt (1)     3.1%      3.5%  $34,284   $27,344
   Commercial paper (1)                      2.1%      2.5%   13,182    13,425
   All other                                 2.6%      3.0%   30,344    22,063
                                                              ------    ------
     Total loans payable                                      77,810    62,832
  Payable beyond one year (1)                5.0%      5.1%  160,108   118,678
  Unamortized discount                                          (679)     (717)
  Mark to market adjustment (2)                                2,111     3,120
                                                             -------   -------
      Total debt                                            $239,350  $183,913
                                                             -------   -------

Total consolidated notes and loans payable                  $271,756  $200,168
                                                             =======   =======
---------------------
(1) The weighted-average interest rates include the impact of interest rate swap agreements.
(2) Effective January 1, 2001, the Corporation began recording its hedged debt at fair market value on the balance sheet due to the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

   Debt payable beyond one year at December 31, 2003 included maturities as follows: 2005 - $33.6 billion; 2006 - $30.9 billion; 2007 - $11.9 billion; 2008
- $8.1 billion; 2009 and after - $75.6 billion. Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2003 included $19.6 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($8.7 billion), the euro ($3.9 billion), the U.K. pound sterling ($3.8 billion), and the Australian dollar ($1.3 billion).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  Long-Term Debt and Loans Payable (concluded)

   At December 31, 2003 and 2002, debt for FIO included $96.9 billion and $71.5 billion, respectively, of obligations with fixed interest rates and $142.5 billion and $112.4 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap, cap, and floor agreements. The notional amounts of such agreements as of December 31, 2003 for FIO were approximately $94.4 billion relating to swap agreements ($70.9 billion pay variable and $23.5 billion pay fixed). The notional amounts of such agreements as of December 31, 2002 for FIO were approximately $56.4 billion relating to swap agreements ($53.7 billion pay variable and $2.7 billion pay fixed).
   GM's FIO business maintains substantial lines of credit with various banks that totaled $54.4 billion at December 31, 2003, of which $18.5 billion represented short-term credit facilities and $35.9 billion represented long-term credit facilities. At December 31, 2002, bank lines of credit totaled $53.0 billion, of which $17.8 billion represented short-term credit facilities and $35.2 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $6 billion and $35.2 billion at December 31, 2003 compared with $7.4 billion and $34.7 billion at December 31, 2002. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2003.

NOTE 17.  Pensions and Other Postretirement Benefits

   GM sponsors a number of defined benefit pension plans covering substantially all U.S. and Canadian employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain foreign locations are generally based on years of service and compensation history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations. GM made pension contributions to the U.S. hourly and salaried pension plans of $18.5 billion in 2003, $4.8 billion in 2002, and no pension contributions in 2001. In addition, GM made pension contributions to all other U.S. plans of $117 million, $98 million, and $93 million in 2003, 2002, and 2001, respectively. GM does not have any contributions due in 2004 for its U.S. hourly and salaried pension plans to meet ERISA minimum funding requirements or to avoid paying variable rate premiums to the Pension Benefit Guaranty Corporation. It also does not anticipate any discretionary contributions to its U.S. hourly and salaried pension plans. GM expects to contribute approximately $120 million to its other U.S. pension plans during 2004.
   Additionally, GM maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Certain of the Corporation's non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government-sponsored or administered programs. The cost of such programs generally is not significant to GM. GM has contributed $3.3 billion and $1.0 billion to its Voluntary Employees' Beneficiary Association (VEBA) trust for other postretirement employee benefit plans (OPEB) during 2003 and 2002, respectively, and made no contributions in 2001. GM has also contributed $5.0 billion to its VEBA trust in the first quarter of 2004. Contributions by participants to the other OPEB plans were $84 million and $55 million for the years ended December 31, 2003, and 2002, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Pensions and Other Postretirement Benefits (continued)

   GM uses a December 31 measurement date for the majority of its U.S. pension plans and a September 30 measurement date for U.S. OPEB plans.

                              U.S. Plans      Non-U.S. Plans
                           Pension Benefits  Pension Benefits  Other Benefits
                           ---------------------------------------------------
                              2003     2002    2003    2002     2003     2002
                              ----     ----    ----    ----     ----     ----
Change in benefit                        (dollars in millions)
  obligations
Benefit obligation at
  beginning of year        $79,617  $75,927 $12,129  $9,950  $57,195  $52,461
Service cost                   919      864     228     194      537      505
Interest cost                5,162    5,273     803     700    3,798    3,686
Plan participants'
  contributions                 22       23      23      25       84       55
Amendments                   2,244       83       -      31        -        -
Actuarial losses             5,684    3,652     222   1,040    9,026    3,796
Benefits paid               (6,501)  (6,420)   (732)   (641)  (3,621)  (3,389)
Exchange rate movements          -        -   2,398     776        -        -
Curtailments,
  settlements, and other       138      215      17      54      523       81
                            ------   ------  ------  ------   ------   ------
Benefit obligation at
  end of year               87,285   79,617  15,088  12,129   67,542   57,195
                            ------   ------  ------  ------   ------   ------

Change in plan assets
Fair value of plan assets
  at beginning of  year     60,498   66,906   5,943   6,340    5,794    4,944
Actual return on plan
  assets                    13,452   (4,911)    703    (329)     865     (150)
Employer contributions      18,621    4,898     442     258    3,339    1,000
Plan participants'
  contributions                 22       23      23      25        -        -
Benefits paid               (6,501)  (6,420)   (732)   (641)       -        -
Exchange rate movements          -        -   1,181     259        -        -
Curtailments,
  settlements, and other        77        3       -      31        -        -
                            ------   ------   -----   -----    -----   ------
  Fair value of plan
    assets at end of year   86,169   60,499   7,560   5,943    9,998    5,794
                            ------   ------   -----   -----   ------   ------
Funded status (1)           (1,116) (19,118) (7,528) (6,186) (57,544) (51,401)
Unrecognized actuarial
  loss                      32,997   36,105   4,401   3,802   21,821   13,542
Unrecognized prior
  service cost               7,087    5,981     694     691     (569)    (293)
Unrecognized transition
  obligation                     -        -      43      46        -        -
                            ------   ------   -----   -----   ------   ------
Net amount recognized      $38,968  $22,968 $(2,390)$(1,647)$(36,292)$(38,152)
                            ======   ======   =====   =====   ======   ======
Amounts recognized in the
  consolidated balance
  sheets consist of:
   Prepaid benefit cost    $39,904     $  -    $344    $218     $  -     $  -
   Accrued benefit
     liability              (1,139) (17,163) (6,885) (5,525) (36,292) (38,152)
   Intangible asset              1    6,009     639     690        -        -
   Accumulated other
     comprehensive income      202   34,122   3,512   2,970        -        -
                            ------   ------   -----   -----   ------   ------
  Net amount recognized    $38,968  $22,968 $(2,390)$(1,647)$(36,292)$(38,152)
                            ======   ======   =====   =====   ======   ======

(1)Includes overfunded status of the combined U.S. hourly and salaried pension plans of $0.3 billion as of December 31, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Pensions and Other Postretirement Benefits (continued)

   The accumulated benefit obligation for all pension plans was $99 billion as of December 31, 2003 and $89 billion as of December 31, 2002. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $15 billion and $7 billion respectively as of December 31, 2003, and $89 billion and $66 billion respectively as of December 31, 2002. The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $45 billion and $35 billion respectively as of December 31, 2003, and $91 billion and $66 billion respectively as of December 31, 2002.


                                 U.S. Plans        Non-U.S. Plans
                              Pension Benefits     Pension Benefits    Other Benefits
                            --------------------------------------------------------------
                             2003   2002   2001   2003   2002  2001   2003   2002   2001
                            --------------------------------------------------------------
Components of expense                           (dollars in millions)
Service cost                  $919   $864    $885 $228   $194   $176   $537    $505   $480
Interest cost                5,162  5,273   5,261  803    700    638  3,798  $3,686  3,731
Expected return on plan
  assets                    (6,374)(7,096) (7,480)(573)  (580)  (605)  (444)   (390)  (542)
Amortization of prior
  service cost               1,148  1,253   1,323  101     93     93    (12)    (14)   (45)
Amortization of transition
  obligation/(asset)             -      -       -   11     25      3      -       -      -
Recognized net actuarial
  loss/(gain)                1,744    730      82  167     62     (1)   717     321     96
Curtailments, settlements,
  and other                     27    211      65   49     51    100      3       -      -
                             -----  -----     ---  ---    ---    ---  -----   -----  -----
Net expense                 $2,626 $1,235    $136 $786   $545   $404 $4,599  $4,108 $3,720
                             =====  =====     ===  ===    ===    ===  =====   =====  =====

Weighted-average
  assumptions used to
  determine benefit
  obligations at December 31(1)
Discount rate                6.00%  6.75%   7.25% 6.12% 6.23%  6.81%  6.25%   6.75%  7.25%
Rate of compensation
  increase                   5.0%   5.0%    5.0%  3.4%  3.4%   3.8%   4.1%    4.3%   4.7%

Weighted-average
  assumptions used to
  determine net expense for
  years ended December 31 (2)
Discount rate                6.75%  7.25%   7.25% 6.23% 6.81%  7.06%  6.75%   7.25%  7.75%
Expected return on plan
  assets                     9.0%  10.0%   10.0%  8.5%  8.8%   8.9%   7.0%    7.9%   8.1%
Rate of compensation
  increase                   5.0%   5.0%    5.0%  3.4%  3.8%   4.0%   4.3%    4.7%   4.3%

(1) Determined as of end of year
(2) Determined as of beginning of year

   GM sets the discount rate assumption annually for each of its retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits.

Assumed Health Care Trend Rates at December 31       2003        2002
---------------------------------------------------------------------
Initial Health Care Cost Trend Rate                  8.5%        7.2%
Ultimate Health Care Cost Trend Rate                 5.0%        5.0%
Number of Years to Ultimate Trend Rate               6           6

   A one percentage point increase in the assumed health care trend rate would have increased the Accumulated Postretirement Benefit Obligation (APBO) by $7.6 billion at December 31, 2003 and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2003 by $539 million. A one percentage point decrease would have decreased the APBO by $6.4 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2003 by $444 million.
   GM's expected return on assets assumption is derived from a detailed periodic study conducted by GM's actuaries and GM's asset management group. The study includes a review of the asset allocation strategy, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the funds' asset mix. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term, prospective rate.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Pensions and Other Postretirement Benefits (concluded)

   Based on a study performed in 2002, GM revised its expected long-term return assumption for its U.S. plans effective January 1, 2003 to 9%, a reduction from its previous level of 10%. In anticipation of 2003 contributions, GM's asset management group in conjunction with GM's actuaries, studied alternatives to lower asset return volatility of U.S. pension plans. As a result of the study, the GM U.S. pension plans have approved and commenced implementation of certain changes in the long-run strategic allocations of the pension funds in the second half of 2003. In setting the strategic mix, the ability of the selected mix to fund the pension plan liabilities effectively, meet the long-term asset return target of 9% and align the selected mix with the risk tolerance of the plans' fiduciaries were taken into account.
   The current strategic mix for U.S. pension plans has reduced exposure to equity market risks and increased allocation to asset classes which are not highly correlated as well as asset classes where active management has historically generated excess returns and places greater emphasis on manager skills to produce excess return while employing various risk mitigation strategies to reduce volatility. When fully implemented, GM pension assets will have the following allocations: global equity: 41%-49%, global bonds: 32%-36%, real estate: 8%-12%, and alternatives: 9%-13%. Overall, the current strategic policy mix is expected to result in comparable but less volatile returns than GM's prior asset mix.
   VEBA assets are managed with a short-term portion, which is intended to maintain adequate liquidity for benefit payments, and a long-term portion, which targets achieving long-term asset returns through following investment strategies similar to the U.S. pension plans. Based on the asset allocation to short-term and long-term portion, the blended expected return on assets assumption for the VEBA was 7.0% in 2003.
   U.S. pension plans and OPEB plans have the following asset allocations, as of their respective measurement dates in 2002 and 2003:

                          Plan Assets
                       U.S. Pension Plans     Plan Assets OPEB
                   ---------------------------------------------
                    Actual Percentage of    Actual Percentage of
                      Plan Assets at            Plan Assets at
                       December 31,             September 30,
                   ---------------------------------------------
Asset Category       2003       2002          2003        2002
--------------       ----       ----          ----        ----
Equity Securities     49%        55%           38%         23%
Debt Securities       31%        34%           58%         71%
Real Estate            8%        10%            1%          2%
Other                 12%         1%            3%          4%
                     ---        ---           ---         ---
   Total             100%       100%          100%        100%
                     ===        ===           ===         ===

   Equity securities include GM common stock in the amounts of $41 million (less than 1% of total pension plan assets) and $30 million (less than 1% of total pension plan assets) at December 31, 2003, and 2002, respectively.
   On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to the levels of benefits provided under GM's U.S. health care plans, management has concluded that GM's U.S. health care plans are at least actuarially equivalent to Medicare Part D.
   GM has elected not to defer accounting for the effects of the Act and has remeasured GM's postretirement benefit obligation as of December 8, 2003. The remeasurement will reduce GM's APBO by approximately 6% to $63.4 billion, increase plan assets by $0.4 billion, and decrease the unrecognized actuarial loss by $4.3 billion. The impact of this remeasurement will be amortized over the average working life of GM's employees eligible for postretirement benefits beginning January 1, 2004. Despite this favorable impact, GM expects 2004 OPEB expense to be consistent with 2003 expense due to changes in the discount rate and healthcare trend rate.
   In accordance with GAAP, the impact of the Act is not reflected in the table above. Specific authoritative guidance on the accounting for the Act is pending and guidance, when issued, could result in an adjustment to the accounting treatment described above.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable capital leases having remaining terms in excess of one year, primarily for property
(dollars in millions):

                                                               2009
                       2004   2005   2006   2007    2008    and after
                       ----   ----   ----   ----    ----    ----------
Minimum commitments    $119   $117   $116   $121    $366       $816
Sublease income         (14)   (14)   (14)   (14)    (14)      (167)
                      ----------------------------------------------
Net minimum
  commitments          $105   $103   $102   $107    $352       $649
                      ==============================================

   GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property
(dollars in millions):

                                                               2009
                       2004   2005   2006   2007    2008    and after
                       ----   ----   ----   ----    ----    ----------
Minimum commitments    $918   $850   $811   $778  $1,326     $4,628
Sublease income        (250)  (235)  (235)  (233)   (233)    (2,865)
                      ----------------------------------------------
Net minimum
  commitments          $668   $615   $576   $545  $1,093     $1,763
                      ==============================================

   Certain of these minimum commitments fund the obligations of non-consolidated SPEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $926 million, $985 million, and $849 million in 2003, 2002, and 2001, respectively.
   GM sponsors a credit card program, entitled the GM Card program, which offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders (net of deferred program income) was $4.1 billion, $4.0 billion, and $3.9 billion at December 31, 2003, 2002 and 2001, respectively.
   GM has guarantees related to its performance under operating lease arrangements and the residual value of leased assets totaling $604 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At December 31, 2003 approximately $51 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $2.9 billion.
   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to income protection, pensions, postretirement healthcare and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Commitments and Contingent Matters (concluded)

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2003. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Investment in Fiat Auto Holdings
   At the April 23, 2003, Annual General Shareholders Meeting of FAH, FAH adopted a euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   As discussed in GM's Annual Report on Form 10-K for the period ended
December 31, 2002, the Master Agreement provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the "Put") to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat stated in its 2002 Annual Report on Form 20F, filed with the U.S. Securities and Exchange Commission, that it views the exercise of the Put only as a secondary possibility. Fiat also stated in its Form 20F that it believes that the Put is enforceable in accordance with the terms of the Master Agreement. GM has, however, asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Master Agreement, including the Put, is terminable by GM. Notwithstanding these different views, GM is continuing to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement, and is pursuing a resolution of these different views. Towards that end, Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM were to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM if GM chooses to fund such needs or allows the consolidation of GM's financial statements with those of FAH and Fiat Auto.
   GM has discussed with Fiat potential alternatives to the Master Agreement and expects to have further discussions regarding the relationship between the parties.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 2001 to December 31, 2003 (dollars in millions):

                                       Common Stocks
                                     -----------------    Total
                                     $1-2/3              Capital
                                   Par Value    Class H   Stock
                                   ---------    -------   -----

Balance at January 1, 2001              $914       $88   $1,002
   Shares issued                          18         -       18
                                         ---       ---    -----

Balance at December 31, 2001             932        88    1,020
   Shares issued                           4         8       12
                                         ---       ---    -----

Balance at December 31, 2002             936        96    1,032
   Shares issued                           1        15       16
   Hughes split-off                        -      (111)    (111)
                                         ---       ---    -----

Balance at December 31, 2003            $937      $  -     $937
                                         ===       ===      ===

   GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. All shares of GM Class H common stock were then cancelled.

Preference Stock
   On June 24, 2002, approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock held by AOL Time Warner (AOL) mandatorily converted into approximately 80 million shares of GM Class H common stock as provided for pursuant to the terms of the preference stock. GM originally issued the shares of preference stock to AOL in 1999 in connection with AOL's $1.5 billion investment in, and its strategic alliance with, Hughes. The preference stock accrued quarterly dividends at a rate of 6.25% per year. No GM preference stock has been issued or outstanding since.

Common Stocks
   The liquidation rights of the GM $1-2/3 par value common stock are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise.

Convertible Debentures
   As of December 31, 2003, GM had $8.1 billion of convertible senior debentures of outstanding, including $1.2 billion principal amount of 4.5% Series A convertible senior debentures (Series A) due 2032, $2.6 billion principal amount of 5.25% Series B convertible senior debentures (Series B) due 2032 and $4.3 billion principal amount of GM 6.25% Series C convertible senior debentures (Series C) due 2033. The securities are convertible into shares of GM's $1-2/3 par value common stock, at investors' option, under any of the following circumstances:
(1)  The closing sale price of GM's $1-2/3 par value common stock exceeds
     120% of the conversion price ($70.20 for Series A, $64.90 for Series
     B, and $47.62 for Series C, respectively) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or
(2) During the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of GM's $1-2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or
(3)  The debentures have been called for redemption; or
(4)  Upon the occurrence of specified corporate events.
   The number of shares potentially convertible is 16,380,600 for Series A, 40,060,800 for Series B, and 90,300,000 for Series C. The contingently convertible shares are not included in diluted earnings per share as of December 31, 2003 as they have not met the requirements for conversion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Stockholders' Equity (concluded)

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):


                                                     Years Ended December 31,
                        -----------------------------------------------------------------------------------
                                   2003                        2002                   2001
                        -----------------------------------------------------------------------------------
                        Pre-tax  Tax Exp.   Net     Pre-tax   Tax Exp.    Net   Pre-tax   Tax Epx.     Net
                        Amount   (Credit)  Amount    Amount   (Credit)   Amount  Amount   (Credit)   Amount
                        ------    ------   ------    ------    ------    ------  ------    ------    ------
Foreign currency
  translation
  adjustments           $1,642     $673     $969       $67      $(18)      $85     $(504)   $(148)    $(356)
Unrealized (loss) gain
  on securities:
  Unrealized holding
   (loss) gain             465      166      299      (501)     (166)     (335)      162       56       106
  Reclassification
   adjustment              (84)     (31)     (53)      611       220       391      (176)     (66)     (110)
                           ---      ---      ---       ---       ---       ---       ---       --       ---
Net unrealized
  (loss) gain              381      135      246       110        54        56       (14)     (10)       (4)
Minimum pension
  liability adjustment  33,378   12,623   20,755   (21,746)   (8,127)  (13,619)  (15,317)  (5,783)   (9,534)
Net unrealized gain
  (loss) on derivatives    329       73      256       151        49       102      (387)     (80)     (307)
Amounts attributable to
  Hughes                     -        -        -      (300)     (139)     (161)     (172)     (44)     (128)
                        ------   ------   ------    ------     -----    ------    ------    -----    ------
Other comprehensive
  (loss) income        $35,730  $13,504  $22,226  $(21,718)  $(8,181) $(13,537) $(16,394) $(6,065) $(10,329)
                        ======   ======   ======    ======     =====    ======    ======    =====    ======

NOTE 20.  Earnings Per Share Attributable to Common Stocks

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

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2003      2002      2001
                                                    ----      ----      ----
Earnings attributable to common stocks
  $1-2/3 par value
     Continuing operations                         $2,862    $1,975   $1,220
     Discontinued operations                          (48)      (90)    (234)
     Gain on sale of discontinued operations        1,249         -        -
                                                    -----     -----    -----
  Earnings attributable to $1-2/3 par value        $4,063    $1,885     $986

  Earnings from discontinued operations
    attributable to Class H                         $(241)    $(195)   $(484)
                                                      ---       ---      ---

  Total earnings attributable to common stocks     $3,822    $1,690     $502
                                                    =====     =====      ===

   Earnings attributable to GM $1-2/3 par value common stock for each period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   In 2001 and prior years, losses attributable to GM Class H common stock represent the ASCNI of Hughes, reduced by the amount of dividends accrued on the Series A Preferred Stock of Hughes (as an equivalent measure of the effect that GM's payment of dividends on the GM Series H 6.25% Automatically Convertible Preference Stock would have if paid by Hughes).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 20.  Earnings Per Share Attributable to Common Stocks (concluded)

   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1.1 billion as of December 22, 2003, 920 million as of December 31, 2002, and 876 million as of December 31, 2001) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.4 billion at December 22, 2003 and 1.3 billion as of December 31, 2002 and 2001.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (dollars in millions except per share amounts):

                                              $1-2/3 Par Value Common Stock
                                              -------------------------------
                                                                  Per Share
                                               Income    Shares    Amount
                                               ------    ------    ------
Year ended December 31, 2003
Basic EPS
  Income from continuing operations
   attributable to common stocks               $2,862       561       $5.10
                                                                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -        8
                                                -----       --
Diluted EPS
  Adjusted income attributable to common
   stocks                                      $2,862       569       $5.03
                                                =====       ===        ====

Year ended December 31, 2002
Basic EPS
  Income from continuing operations
   attributable to  common stocks              $1,975       560       $3.53
                                                                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         2
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
   stocks                                      $1,975       562       $3.51
                                                =====       ===        ====

Year ended December 31, 2001
  Income from continuing operations            $1,222
  Less:  Dividends on preference stocks             2
                                                -----
Basic EPS
  Income from continuing operations
   attributable to common stocks               $1,220       551       $2.21
                                                                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         5
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
   stocks                                      $1,220       556       $2.20
                                                =====       ===        ====

   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 176 million, 66 million, and 29 million as of December 31, 2003, 2002 and 2001, respectively.

NOTE 21.  Derivative Financial Instruments and Risk Management

   Effective January 1, 2001, GM adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted, which requires that all derivatives be recorded at fair value on the balance sheet and establishes criteria for designation and effectiveness of derivative transactions for which hedge accounting is applied. GM assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policies. As a result of the adoption of this standard as of January 1, 2001, GM recorded a transition adjustment representing a one-time after-tax charge to income totaling $15 million, as well as an after-tax unrealized gain of $4 million to other comprehensive income.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 21.  Derivative Financial Instruments and Risk Management (concluded)

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

Cash Flow Hedges
   GM uses financial instruments designated as cash flow hedges to hedge the Corporation's exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and to variability in cash flows related to floating rate debt, and its exposure to commodity price risk associated with changes in prices of commodities used in its automotive business, primarily non ferrous metals used in the manufacture of automotive components. For transactions denominated in foreign currencies, GM typically hedges forecasted and firm commitment exposure up to one year in the future. For commodities, GM hedges exposures up to five years in the future. For the year ended December 31, 2003, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $50 million. For the year ended December 31, 2002, hedge ineffectiveness associated with instruments designated as cash flow hedges increased cost of sales and other expenses by $0.1 million; changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness and exclude transition adjustment) increased cost of sales and other expenses by $30 million and $19 million, respectively. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the year ended December 31, 2003, net derivative gains of $245 million were reclassified to cost of sales and other expenses. For the year ended December 31, 2002, net derivative losses of $65 million were likewise reclassified. These net losses/gains were offset by net gains/losses on the transactions being hedged. Approximately $91 million of net derivative gains included in other comprehensive income at December 31, 2003, will be reclassified into earnings within 12 months from that date.

Fair Value Hedges
   GM uses financial instruments designated as fair value hedges to manage certain of the Corporation's exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments is used to hedge GM's exposure associated with its fixed rate debt and mortgage servicing rights (MSR's). For the year ended December 31, 2003, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, decreased selling, general, and administrative expenses by $390 million and increased selling, general, and administrative expenses by $458 million in 2002. Changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness) decreased selling, general, and administrative expenses by $175 million in 2003 and $212 million in 2002.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22.  Fair Value of Financial Instruments (concluded)

   Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (dollars in millions):

                                                 December 31,
                                 ---------------------------------------------
                                         2003                   2002
                                 ---------------------------------------------

Automotive and Other Operations  Book Value  Fair Value  Book Value  Fair Value
-------------------------------  ----------  ----------  ----------  ----------
Assets
  Other assets (1)                   $771        $500        $496        $327
  Derivative assets                $1,234      $1,234        $364        $364
Liabilities
  Long-term debt (2)              $29,593     $31,859     $14,261     $13,832
  Other liabilities (1)              $528        $571        $531        $580
  Derivative liabilities             $356        $356        $298        $298

Financing and Insurance Operations
----------------------------------
Assets
  Finance receivables - net (3)  $172,423    $174,547    $133,964    $135,890
  Derivative assets               $10,026     $10,026      $7,185      $7,185
Liabilities
  Debt  (2)                      $239,350    $244,642    $183,913    $186,360
  Derivative liabilities           $1,196      $1,196        $843        $843

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

   Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Auto & Other loans payable and FIO debt payable within one year for the periods ending December 31, 2003 and 2002.

NOTE 23.  Stock Incentive Plans

   GM's stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 1997 Performance Achievement Plan (GMPAP), and the General Motors 2002 Long Term Incentive Plan (GMLTIP). The GMSIP, the GMPAP, and the GMLTIP are administered by the Executive Compensation Committee of the GM Board. The GMSSOP is administered by the Vice President of Global Human Resources.
   Under the GMSIP, 27.4 million shares of GM $1-2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 17.2 million were available for grants at December 31, 2003. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 23.  Stock Incentive Plans (continued)

   Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1-2/3 par value common stock that may be granted each year is determined by management. Approximately 3.6 million shares of GM $1-2/3 par value common stock were available for grants at December 31, 2003. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
   The GMPAP and the GMLTIP consist of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The target number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. These grants are subject to a two- or three-year performance period and the final award payout may vary based on the achievement of those criteria. As of December 31, 2003, a total of
3.8 million shares had been granted as award opportunities under the GMPAP and the GMLTIP. This is the targeted number of shares that would finally be granted should all corporate business criteria be achieved.

                              Number of                           Number of
                          securities to be  Weighted average      securities
                             issued upon     exercise price       remaining
                             exercise of     of outstanding     available for
Plan Category                outstanding        options,       future issuance
                              options,        warrants and       under equity
                            warrants and         rights          compensation
                               rights                             plans (1)
-------------------------------------------------------------------------------
Equity compensation plans
  approved by security
  holders:
  GMSIP                        74,485,566         $54.38         17,194,942

Equity compensation plans
  not approved by security
  holders (2):
  GMSSOP                       24,390,056         $55.33          3,626,225
-------------------------------------------------------------------------------
Total                          98,875,622         $54.61         20,821,167
-------------------------------------------------------------------------------

(1)Excludes securities reflected in the first column, "Number of securities to be issued upon exercise of outstanding options, warrants and rights."
(2)All equity compensation plans except the GMSSOP were approved by the shareholders. The GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          2003              2002              2001
                    ------------------------------------------------------
                       GM       GM       GM       GM       GM       GM
                      SIP      SSOP     SIP      SSOP     SIP      SSOP
                      ---      ----     ---      ----     ---      ----

Interest rate          2.9%     2.9%     4.3%     4.3%     4.6%     4.6%
Expected life
  (years)              5.0      5.0      5.0      5.0      5.0      5.0
Expected volatility   35.4%    35.4%    34.6%    34.6%    31.2%    31.1%
Dividend yield         5.0%     5.0%     4.0%     4.0%     3.8%     3.8%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 23.  Stock Incentive Plans (concluded)

   Changes in the status of outstanding options were as follows:

                                         GMSIP                  GMSSOP
                                   $1-2/3 Par Value       $1-2/3 Par Value
                                        Common                  Common
                                -----------------------------------------------
                                             Weighted-               Weighted-
                                  Shares      Average     Shares      Average
                                   under     Exercise      under     Exercise
                                  Option       Price      Option       Price
-------------------------------------------------------------------------------
Options outstanding at
January 1, 2001                43,125,106      $58.49   10,367,464     $67.30
-------------------------------------------------------------------------------
Granted                        13,141,725      $52.49    3,902,862     $52.35
Exercised                       1,682,731      $39.66       37,655     $46.59
Terminated                      1,641,974      $61.08      154,690     $66.27
-------------------------------------------------------------------------------
Options outstanding at
December 31, 2001              52,942,126      $57.52   14,077,981     $63.22
-------------------------------------------------------------------------------
Granted                        17,294,937      $50.53    5,015,553     $50.46
Exercised                       2,729,511      $40.46       71,663     $46.59
Terminated                      1,685,392      $55.28       64,672     $62.39
-------------------------------------------------------------------------------
Options outstanding at
December 31, 2002              65,822,160      $56.45   18,957,199     $59.91
Granted                        11,148,605      $40.06    5,666,127     $40.05
-------------------------------------------------------------------------------
Exercised                       1,489,170      $42.28            -          -
-------------------------------------------------------------------------------
Terminated                        996,029      $55.06      233,270     $56.92
-------------------------------------------------------------------------------
Options outstanding at
December 31, 2003              74,485,566      $54.38   24,390,056     $55.33
===============================================================================
-------------------------------------------------------------------------------
Options exercisable at
December 31, 2001              29,890,175      $53.93    6,148,695     $61.97
-------------------------------------------------------------------------------
December 31, 2002              38,094,946      $58.18   10,098,994     $67.48
-------------------------------------------------------------------------------
December 31, 2003              48,932,216      $58.56   13,825,058     $63.29
-------------------------------------------------------------------------------

   The following table summarizes information about GM's stock option plans at December 31, 2003:

                                Weighted-
                                 Average    Weighted-    Weighted-
                                Remaining     Average    Average
    Range of       Options     Contractual   Exercise    Options     Exercise
 Exercise Prices  Outstanding  Life (yrs.)     Price   Exercisable    Price
-------------------------------------------------------------------------------
GMSIP $1-2/3 Par Value Common
$21.00 to $39.99     886,116       2.0         $33.51      804,179    $33.24
  40.00 to 49.99  24,860,743       5.9         $42.80   13,971,139    $44.93
  50.00 to 59.99  28,259,174       7.6         $51.42   13,696,365    $51.78
  60.00 to 83.50  20,479,533       5.5         $73.40   20,460,533    $73.41
-------------------------------------------------------------------------------
$21.00 to $83.50  74,485,566       6.4         $54.38   48,932,216    $58.56
-------------------------------------------------------------------------------
GMSSOP $1-2/3 Par Value Common
     $40.05        5,631,365       9.1         $40.05            -        $-
      46.59        2,264,335       4.0         $46.59    2,264,335    $46.59
      50.46        4,933,633       8.0         $50.46            -        $-
      52.35        3,824,905       7.0         $52.35    3,824,905    $52.35
      71.53        3,739,403       5.0         $71.53    3,739,403    $71.53
      75.50        3,996,415       6.0         $75.50    3,996,415    $75.50
-------------------------------------------------------------------------------
$40.05 to $75.50  24,390,056       6.9         $55.33   13,825,058    $63.29
-------------------------------------------------------------------------------

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24.  Other Income

   Other income (included in total net sales and revenues) consisted of the following (dollars in millions):

                                                 Years Ended December 31,
                                               --------------------------
                                                 2003     2002     2001
                                                 ----     ----     ----
Automotive and Other Operations
Other income
  Interest income                              $1,389     $905     $714
  Rental car lease revenue                      1,460    1,214    1,424
  Claims, commissions, and grants                 916      846      767
  Gain on sale of GM Defense                      814        -        -
  Other                                           400      239      369
                                                -----    -----    -----
   Total other income                          $4,979   $3,204   $3,274
                                                =====    =====    =====

                                                 Years Ended December 31,
                                               --------------------------
                                                 2003     2002     2001
                                                 ----     ----     ----
Financing and Insurance Operations
Other income
  Interest income                                $684   $2,951   $2,269
  Insurance premiums                            2,544    2,188    1,524
  Mortgage banking income                       2,696    2,064    1,862
  Automotive securitization income              1,057    1,357    1,183
  Other                                         3,419    3,034    2,840
                                               ------   ------    -----
   Total other income                         $10,400  $11,594   $9,678
                                               ======   ======    =====

NOTE 25.  European Matters

   During 2001, GM Europe announced its plan to turn around its business with the implementation of Project Olympia. The initial stages of Project Olympia sought to identify initiatives that could deliver:
  . Solid and profitable business performance as of 2003
  . A strengthened and optimized sales structure
  . A revitalized Opel/Vauxhall brand
  . Further market growth opportunities
  . Continuous improvement by refocusing the organizational structure
   The project identified several initiatives which aim to address the goals mentioned above. These initiatives include, among other things, reducing GME's manufacturing capacity, restructuring the dealer network in Germany, and redefining the way vehicles are marketed. These initiatives resulted in a decrease to GM's pre-tax earnings and were recorded in the GME region in the first quarter of 2002 as follows: (1) $298 million related to employee separation costs for approximately 4,000 employees; (2) $235 million related to asset write-downs; and (3) $108 million related to the dealer network restructuring in Germany. The net income impact of these charges in the first quarter of 2002 was $407 million, or $0.72 per diluted share of GM $1-2/3 par value common stock ($553 million included in cost of sales and other expenses; $88 million included in selling, general, and administrative expenses; and $(234) million included in income tax expense).
   In 2003, GME recorded a $311 million pre-tax ($218 million after-tax) charge to improve the competitiveness of GM's automotive operations in Europe. This charge was comprised of the following: $207 million related to employee separation costs for approximately 2,900 employees; and $104 million related to asset write-downs and other costs. These charges were recorded in cost of sales and other expenses.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 26: Segment Reporting

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its Auto & Other business consist of General Motors Automotive (GMA) (which is comprised of four regions: GMNA, GME, GMLAAM, GMAP), and Other. GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER. GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. The Other segment includes the design, manufacturing, and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's reportable operating segments within its FIO business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial and vehicle insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities that are not consolidated by GMAC.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 26.  Segment Reporting (continued)


                                                                                      Auto &               Other     Total
                                   GMNA     GME    GMLAAM   GMAP     GMA     Other    Other         GMAC  Financing  Financing
                                   ----     ---    ------   ----     ---      ----    -----         ----  ---------  ---------
2003                                                             (dollars in millions)
Manufactured products sales and revenues:
  External customers            $114,756  $25,960  $4,755  $4,578  $150,049     $803 $150,852         $ -      $ -       $ -
  Intersegment                    (2,044)     946     555     543         -       -         -           -        -         -
                                 -------   ------   -----   -----   -------      ---  -------          --       --        --
   Total manufactured products   112,712   26,906   5,310   5,121   150,049     803   150,852           -        -         -
Financing revenue                      -        -       -       -         -       -         -      18,663      630    19,293
Other income                       3,598      572      77     217     4,464     515     4,979      10,962     (562)   10,400
                                 -------   ------   -----   -----   -------   -----   -------      ------      ---    ------
Total net sales and revenues    $116,310  $27,478  $5,387  $5,338  $154,513  $1,318  $155,831     $29,625      $68   $29,693
                                 =======   ======   =====   =====   =======   =====   =======      ======      ===    ======
Depreciation and amortization     $6,199   $1,211    $248    $233    $7,891     $55    $7,946      $5,744     $288    $6,032
Interest income (a)               $1,445     $375     $36      $4    $1,860   $(471)   $1,389        $937    $(253)     $684
Interest expense                  $1,762     $343    $119     $11    $2,235   $(455)   $1,780      $7,564     $120    $7,684
Income tax expense (benefit)        $171    $(303)  $(149)    $44     $(237)  $(632)    $(869)     $1,591       $9    $1,600
Earnings (losses) of
  nonconsolidated associates        $113     $102      $7    $560      $782    $(48)     $734         $(3)     $(4)      $(7)
Net income (loss) from
  continuing operations             $811    $(504)  $(331)   $577      $553   $(518)      $35      $2,793      $34    $2,827
Investments in nonconsolidated
  affiliates                        $462   $1,139    $431  $3,944    $5,976     $56    $6,032         $50     $(50)        -
Segment assets                  $130,279  $23,835  $3,039  $3,349  $160,502  $1,283  $161,785    $288,163      $51  $288,214
Expenditures for property         $4,650   $1,202    $110    $576    $6,538     $78    $6,616        $712       $2      $714


2002
Manufactured products sales and revenues:
  External customers            $115,041  $22,409  $4,698  $3,663  $145,811  $1,253  $147,064         $ -      $ -      $ -
  Intersegment                    (2,038)   1,057     327     654         -     (18)      (18)          -        -        -
                                 -------   ------   -----   -----   -------   -----   -------       -----      ---    ------
   Total manufactured products   113,003   23,466   5,025   4,317   145,811   1,235   147,046           -        -         -
Financing revenue                      -        -       -       -         -       -         -      14,758      726    15,484
Other income                       2,806      446      85     207     3,544    (340)    3,204      12,083     (493)   11,590
                                 -------   ------   -----   -----   -------   -----   -------       -----      ---    ------
Total net sales and revenues    $115,809  $23,912  $5,110  $4,524  $149,355    $895  $150,250     $26,841     $233   $27,074
                                 =======   ======   =====   =====   =======     ===   =======      ======      ===    ======
Depreciation and amortization     $4,853   $1,080    $178    $143    $6,254     $70    $6,324      $5,136     $405    $5,541
Interest income (a)               $1,003     $316     $24     $12    $1,355   $(450)     $905      $3,221    $(270)   $2,951
Interest expense                    $738     $304    $145      $8    $1,195   $(716)     $479      $6,834     $190    $7,024
Income tax expense (benefit)      $1,213    $(436)   $(76)    $55      $756 $(1,134)    $(378)     $1,071     $(49)   $1,022
Earnings (losses) of
  nonconsolidated associates         $46      $76     $(3)   $231      $350     $11      $361         $(1)     $(7)      $(8)
Net income (loss) from
  continuing operations           $2,992  $(1,011)  $(181)   $188    $1,988 $(1,895)      $93      $1,870      $12    $1,882
Investments in nonconsolidated
  affiliates                        $534     $890    $397  $3,233    $5,054     $43    $5,097        $237    $(237)        -
Segment assets                  $105,382  $20,344  $3,035  $1,689  $130,450 $(7,129) $141,974(b) $227,728     $440  $228,168
Expenditures for property         $4,448   $1,448    $200    $263    $6,359     $55    $6,414        $451       $6      $457



See notes on next page

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 26.  Segment Reporting (continued)


                                                                                      Auto &               Other     Total
                                   GMNA     GME    GMLAAM   GMAP     GMA     Other    Other         GMAC  Financing  Financing
                                   ----     ---    ------   ----     ---      ----    -----         ----  ---------  ---------
2001                                                             (dollars in millions)
Manufactured products sales and revenues:
  External customers            $107,087  $22,249  $5,615  $3,262  $138,213  $1,711  $139,924         $ -      $ -       $ -
  Intersegment                    (1,772)     820     200     752         -     (25)      (25)          -        -         -
                                 -------   ------   -----   -----   -------   -----   -------      ------    -----    ------
   Total manufactured products   105,315   23,069   5,815   4,014   138,213   1,686   139,899           -        -         -
Financing revenue                      -        -       -       -         -       -         -      15,189    1,011    16,200
Other income                       2,859      631      49     187     3,726    (452)    3,274      10,392     (714)    9,678
                                 -------   ------   -----   -----   -------   -----   -------      ------    -----    ------
Total net sales and revenues    $108,174  $23,700  $5,864  $4,201  $141,939  $1,234  $143,173     $25,581     $297   $25,878
                                 =======   ======   =====   =====   =======   =====   =======      ======      ===    ======
Depreciation and amortization     $4,597     $994    $146    $117    $5,854     $53    $5,907      $5,305     $552    $5,857
Interest income (a)                 $831     $369     $27     $14    $1,241   $(527)     $714      $2,696    $(427)   $2,269
Interest expense                    $986     $349     $95      $8    $1,438   $(866)     $572      $7,755     $(10)   $7,745
Income tax expense (benefit)        $468    $(282)   $(18)    $24      $192   $(136)      $56      $1,047      $(9)   $1,038
(Losses) earnings of
  nonconsolidated associates        $(37)     $41     $(6)   $(61)     $(63)    $(5)     $(68)        $(5)      $3       $(2)
Net income (loss) from
  continuing operations           $1,348    $(765)   $(81)   $(57)     $445   $(991)    $(546)     $1,786     $(18)   $1,768
Investments in nonconsolidated
  affiliates                        $665     $886    $614  $2,700    $4,865     $30    $4,895      $1,062  $(1,062)      $ -
Segment assets                   $91,086  $18,552  $4,181    $896  $114,715 $(3,659) $130,210(b) $192,855     $904  $193,759
Expenditures for property         $5,914   $1,476    $125    $194    $7,709    $103    $7,812         $13       $7       $20

(a)Interest income is included in net sales and revenues from external customers.
(b)Includes assets of discontinued operations of $18,653 and $19,154 at December 31, 2002 and 2001 respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 26.  Segment Reporting (concluded)

   Information concerning principal geographic areas was as follows (dollars in millions):

                                  2003                  2002                    2001
                        ------------------------------------------------------------------
                        Net Sales     Long      Net Sales     Long      Net Sales     Long
                            &        Lived         &         Lived          &        Lived
                         Revenues   Assets(1)   Revenues    Assets (1)  Revenues    Assets (1)
                        ----------  --------    ---------   --------    --------   --------
North America
  United States          $133,897  $47,594     $129,781     $45,964     $124,543   $46,908
  Canada and Mexico        14,619    8,529       15,023       6,897       11,712     6,087
                          -------  -------      -------      ------      -------    ------
   Total North America    148,516   56,123      144,804      52,861      136,255    52,995
Europe
  France                    2,429      216        2,078         183        1,825       130
  Germany                   6,361    5,593        5,824       4,605        5,901     4,165
  Spain                     2,143    1,256        1,744       1,076        1,771       738
  United Kingdom            6,474    2,275        5,672       2,096        5,062     1,549
  Other                    12,350    3,537       10,565       2,953       10,602     2,500
                           ------   ------       ------      ------       ------     -----
   Total Europe            29,757   12,877       25,883      10,913       25,161     9,082
Latin America
  Brazil                    2,319      584        2,479         619        2,889       946
  Other Latin America       1,674      186        2,265         185        2,285       278
                            -----      ---        -----         ---        -----     -----
   Total Latin America      3,993      770        4,744         804        5,174     1,224
All Other                   3,258    2,824        1,893       2,404        2,461     3,529
                          -------   ------      -------      ------      -------    ------
   Total                 $185,524  $72,594     $177,324     $66,982     $169,051   $66,830
                          =======   ======      =======      ======      =======    ======

(1) Consists of property (Note 12), equipment on operating leases (Note 10), net of accumulated depreciation.

                  GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) (1)

                                                       2003 Quarters
                                                       -------------
                                             1st (2)     2nd     3rd    4th (3)
                                             ---         ---     ---    ---
                                               (dollars in millions except
                                                     per share amounts)

Total net sales and revenues               $47,146    $45,944 $43,351  $49,084

Income (losses) from continuing
  operations before income taxes and
  minority interests                        $2,198       $931    $387    $(536)
Income tax expense (benefit)                   682        244     134     (329)
Minority interests                             (20)       (11)     19     (103)
Earnings of nonconsolidated associates          41        203     176      308
                                             -----        ---     ---   - ----
Income (losses) from continuing operations   1,537        879     448       (2)
Income (losses) from discontinued operations   (54)        22     (23)    (164)
Gain from sale of discontinued operations        -          -       -    1,179
                                             -----        ---     ---    -----
  Net income                                $1,483       $901    $425   $1,013
                                             =====        ===     ===    =====

Earnings (losses) attributable to
  $1-2/3 par value
  Continuing operations                     $1,537       $879    $448      $(2)
  Discontinued operations                      (16)         5      (5)   1,218
                                             -----        ---     ---    -----
   Earnings attributable to
     $1-2/3 par value                       $1,521       $884    $443   $1,216
                                             =====        ===     ===    =====
Earnings (losses) from discontinued
  operations attributable to Class H          $(38)       $17    $(18)   $(203)

Basic earnings (losses) per share
  attributable to common stocks
$1-2/3 par value
  Continuing operations                      $2.74      $1.57   $0.80       $-
  Discontinued operations                    (0.03)      0.01   (0.01)    2.17
                                              ----       ----    ----     ----
Earnings per share attributable to
  $1-2/3 par value                           $2.71      $1.58   $0.79    $2.17
                                              ====       ====    ====     ====
Earnings (losses) per share from
  discontinued operations
  attributable to Class H                   $(0.04)     $0.02  $(0.02)  $(0.18)

Average number of shares of common
  stocks outstanding - basic (in millions)
   $1-2/3 par value                            561        561     561      561
   Class H                                     990      1,108   1,108    1,109

Earnings (loss) per share attributable to
  common stocks assuming dilution
$1-2/3 par value
  Continuing operations                      $2.74      $1.57   $0.80       $-
  Discontinued operations                    (0.03)      0.01   (0.01)    2.13
                                              ----       ----    ----     ----
Earnings per share attributable to
  $1-2/3 par value                           $2.71      $1.58   $0.79    $2.13
                                              ====       ====    ====     ====
Earnings (losses) per share from
  discontinued operations
  attributable to Class H                   $(0.04)     $0.02  $(0.02)  $(0.18)

Average number of shares of common
  stocks outstanding - diluted (in millions)
   $1-2/3 par value                            561        561     561      571
   Class H                                     990      1,111   1,108    1,109

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) - continued

(1) Previously reported quarters have been restated to reflect the results of Hughes as discontinued operations.

(2) First quarter 2003 results include a $505 million after-tax gain from the sale of GM's light armored vehicle business (GM Defense) to General Dynamics Corporation. Net proceeds were approximately $1.1 billion.

(3)   Fourth quarter 2003 results include the following:
      o A $725 million after-tax charge for lump-sum payments and vehicle discount vouchers for retirees as provided by the October 2003 contract with the United Auto Workers;
      o A $103 million after-tax favorable adjustment related primarily to previously established reserves for idled workers at the Janesville, Wisconsin plant; and
      o A $218 million after-tax charge for an initiative implemented to improve competitiveness of GM's automotive operations in Europe.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) - continued (4)

                                                      2002 Quarters
                                                      -------------
                                           1st (5)    2nd (6)   3rd (7)  4th
                                           ---        ---       ---      ---
                                                 (dollars in millions except
                                                   per share amounts)

Total net sales and revenues               $44,210  $46,113  $41,417  $45,584

Income (losses) from continuing
  operations before income taxes and
  minority interests                          $585   $2,011  $(1,410)  $1,152
Income tax expense                             217      656     (546)     317
Minority interests                             (15)     (16)     (28)      (13)
Earnings of nonconsolidated associates          31      109      101      112
                                              ----    -----      ---    -----
Income from continuing operations              384    1,448     (791)     934
Income (loss) from discontinued operations    (156)    (156)     (13)      86
                                               ---    -----     ----    -----
  Net income (loss)                            228    1,292     (804)   1,020
Dividends on preference stocks                 (24)     (23)       -         -
                                               ---    -----      ---    ------
    Earnings (losses) attributable to
     common stocks                            $204   $1,269    $(804)  $1,020
                                               ===    =====      ===    =====

Earnings (losses) attributable to $1-2/3
  par value
  Continuing operations                       $384   $1,448    $(791)    $934
  Discontinued operations                      (59)     (59)      (4)      27
                                                --       --        -       --
   Earnings (losses) attributable to
   $1-2/3 par value                           $325   $1,389    $(795)    $961
                                               ===    =====      ===      ===
Earnings (losses) from discontinued
  operations attributable to Class H         $(121)   $(120)     $(9)     $59

Basic earnings (losses) per share
  attributable to Common stocks
$1-2/3 par value
  Continuing operations                      $0.69    $2.58   $(1.41)   $1.67
  Discontinued operations                    (0.11)   (0.10)   (0.01)    0.04
                                              ----     ----     ----     ----
Earnings per share attributable to $1-2/3
  par value                                  $0.58    $2.48   $(1.42)   $1.71
                                              ====     ====     ====     ====
(Losses) earnings per share from
  discontinued operations attributable to
  Class H                                   $(0.14)  $(0.14)  $(0.01)   $0.06

Average number of shares of common
  stocks outstanding - basic (in millions)
   $1-2/3 par value                            559      560      560      560
   Class H                                     878      884      958      958

Earnings (losses) per share attributable
  to Common stocks assuming dilution
$1-2/3 par value
  Continuing operations                      $0.67    $2.53   $(1.41)   $1.67
  Discontinued operations                    (0.10)   (0.10)   (0.01)    0.04
                                              ----     ----     ----     ----
Earnings (losses) per share attributable to
  $1-2/3 par value                           $0.57    $2.43   $(1.42)   $1.71
                                              ====     ====     ====     ====
(Losses) earnings per share from
  discontinued operations attributable to
  Class H                                   $(0.14)  $(0.14)  $(0.01)   $0.06

Average number of shares of common
  stocks outstanding - diluted (in millions)
   $1-2/3 par value                            570      572      560      561
   Class H                                     878      884      958      959

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) - concluded

(4) Previously reported quarters have been restated to reflect the results of Hughes as discontinued operations.

(5) First quarter 2002 results include a $407 million after-tax restructuring charge related to severance payments and asset impairments at GME that were part of the restructuring of GM's automotive operations in Europe;

(6) Second quarter 2002 results include a $55 million after-tax charge at GME related to the European Union's directive requiring member states to enact legislation regarding end-of-life vehicles to be the responsibility of manufacturers for dismantling and recycling vehicles they have sold.

(7)   Third quarter 2002 results include the following:
      o A $1.4 billion after-tax charge related to the write-down of GM's investment in Fiat Auto Holdings, B.V. as a result of the completion of an impairment study of the carrying value of GM's investment; and
      o A $116 million after-tax charge primarily related to GM's costs associated with the transfer of commercial truck production from Janesville, Wisconsin, to Flint, Michigan.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

   None

                                  * * * * * * *


ITEM 9A.  Controls and Procedures

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


                                  * * * * * * *

                                    PART III

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEM 10.  Code of Ethics for Senior Executives

   General Motors Corporation has adopted a code of ethics that applies to the Corporation's directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, Chief Accounting Officer, and any other persons performing similar functions. The text of GM's code of ethics, "Winning With Integrity," has been posted on the Corporation's Internet website at http://investor.gm.com at "Investor Information - Corporate Governance."


                                  * * * * * * *



ITEMS 10, 11, 12, 13, and 14

   Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.


                                  * * * * * * *




















                                    III-1

                                   PART IV

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

                                                                       Page
                                                                       Number
                                                                       ------
(a)  1.   All Financial Statements                                 See Part II
     2.   Financial Statement Schedule II - Allowances for
            the Years Ended December 31, 2003, 2002, and 2001            IV-3
     3.   Exhibits (Including Those Incorporated by Reference)

Exhibit
Number
---------
(3)(i)    Restated Certificate of Incorporation filed March 1, 2004       N/A
(3)(ii)   Bylaws, of General Motors Corporation, as amended,
            February 29, 2004                                             N/A
(4)(a)    Form of Indenture relating to the $500,000,000 8-1/8%
            Debentures Due April 15, 2016 dated as of April 1, 1986
            between General Motors Corporation and Citibank, N.A.,
            Trustee, incorporated by reference to Exhibit 4 to
            Amendment No. 1 to Form S-3 Registration Statement
            No. 33-4452 and resolutions adopted by the Special
            Committee on April 15, 1986, incorporated by reference
            to Exhibit 4(a) to the Current Report on Form 8-K of
            General  Motors Corporation dated April 24, 1986.             N/A
(4)(c)    Form of Indenture relating to the $377,377,000 7.75%
            Debentures Due March 15, 2036 dated as of December 7,
            1995 between General Motors Corporation and Citibank,
            N.A., Trustee, filed as Exhibit 4(a) to Amendment No. 1
            to Form S-3 Registration Statement No. 33-64229.              N/A
(4)(d)    Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this
            exhibit index because the amount of debt authorized
            under any such instrument does not exceed 10% of the
            total assets of the Registrant and its subsidiaries.
            The Registrant agrees to furnish a copy of any such
            instrument to the Commission upon request.                    N/A
(4)(f)(i) Indenture between General Motors Corporation and Wilmington
            Trust Company, incorporated by reference to Exhibit
            4(d)(i) to the  Current Report on Form 8-K
            of General Motors Corporation dated July 1, 1997.             N/A
(4)(f)(ii)First Supplemental Indenture, dated March 4, 2002, between
            General Motors Corporation and Citibank, N.A. With Respect
            To The 4.50% Series A Convertible Senior Debentures
            due 2032 and 5.25% Series B Convertible Senior Debentures
            due 2032, incorporated by reference to Exhibit 2 to the
            Current Report on Form 8-K of General Motors Corporation
            dated March 6, 2002.                                          N/A
(10)(a)** General Motors 2002 Annual Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 18, 2002.                      N/A
(10)(b)** General Motors 2002 Stock Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 18, 2002.                      N/A
(10)(c)** General Motors 2002 Long-term Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of
            General Motors Corporation dated April 18, 2002.              N/A
(10)(d)** Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit A to the Proxy Statement of General
            Motors Corporation dated April 16,1997.                       N/A
(10)(f)   Employment Contract with Robert A. Lutz dated September 1,
            2001, incorporated by reference.                              N/A
(10)(g)   Extension to Employment Contract with Robert A. Lutz dated
            December 20, 2002.                                            N/A
(12)      Computation of Ratios of Earnings to Fixed Charges
            for the Years Ended December 31, 2003, 2002, and 2001.       IV-6
(21)      Subsidiaries of the Registrant as of December 31, 2003         IV-7
(23)      Consent of Independent Auditors                               IV-12
(31.1)    Section 302 Certification of the Chief Executive Officer      IV-13
(31.2)    Section 302 Certification of the Chief Financial Officer      IV-14
(32.1)    Certification of the Chief Executive Officer Pursuant to
            18 U.S.C. Section 1350, As Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.                      IV-15
(32.2)     Certification of the Chief Financial Officer Pursuant to
            18 U.S.C.  Section 1350, As Adopted Pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.                      IV-16

* The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.

** Required to be filed as an exhibit pursuant to Item 15 of Form 10-K.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K (concluded)

(b) Reports on Form 8-K
   Thirteen reports on Form 8-K, were filed October 1, 2003, October 15, 2003*
(2), October 27, 2003, November 3, 2003, November 21, 2003, December 2, 2003,
December 3, 2003, December 12, 2003*, December 15, 2003*, December 22, 2003 (2),
and December 30, 2003 during the quarter ended December 31, 2003 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

--------------------------
* This asterisk indicates Reports submitted to the Securities and Exchange Commission which include information "furnished" pursuant to Items 9 and 12 of Form 8-K, which pursuant to General Instruction B of Form 8-K is not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934. The information furnished pursuant to Items 9 and 12 in such reports is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, is not incorporated into this Report on Form 10-K and GM does not intend to incorporate these reports by reference into any filing under the Securities Act or the Exchange Act.


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                            SCHEDULE II - ALLOWANCES

                                                                    Additions    Additions
                                                     Balance at    charged to    charged to
                                                      beginning     costs and      other                Balance at
                                                       of year      expenses      accounts  Deductions  end of year
                                                       -------      --------      --------  ----------  -----------
Description                                                               (dollars in millions)
-----------
For the Year Ended December 31, 2003
Allowances Deducted from Assets
  Allowance for credit losses                          $3,059        $1,608           $90    $1,514(b)    $3,243
  Accounts and notes receivable (for doubtful
   receivables)                                           166            63            15(a)     32(b)       212
  Inventories (principally for obsolescence of
   service parts)                                         255           138(c)          -         -          393
  Other investments and miscellaneous assets
   (receivables and other)                                 26             -            58         -           84
  Miscellaneous allowances (mortgage and other)           225           135             9        52          317
                                                        -----         -----           ---     -----        -----
     Total Allowances Deducted from Assets             $3,731        $1,944          $172    $1,598       $4,249
                                                        =====         =====           ===     =====        =====

For the Year Ended December 31, 2002
Allowances Deducted from Assets
  Allowance for credit losses                          $2,167        $2,028            $-    $1,136(b)    $3,059
  Accounts and notes receivable (for doubtful
   receivables)                                           159            57             -        50(b)       166
  Inventories (principally for obsolescence of
   service parts)                                         220            35(c)          -         -          255
  Other investments and miscellaneous assets
   (receivables and other)                                  8             -            18         -           26
  Miscellaneous allowances (mortgage and other)           176           108            16        75          225
                                                        -----         -----            --     -----        -----
     Total Allowances Deducted from Assets             $2,730        $2,228           $34    $1,261       $3,731
                                                        =====         =====            ==     =====        =====

For the Year Ended December 31, 2001
Allowances Deducted from Assets
  Allowance for credit losses                          $1,493        $1,472           $32      $830(b)    $2,167
  Accounts and notes receivable (for doubtful
   receivables)                                           151            76             -        68(b)       159
  Inventories (principally for obsolescence of
   service parts)                                         265             -             -        45(c)       220
  Other investments and miscellaneous assets
   (receivables and other)                                  6             -             2         -            8
  Miscellaneous allowances (mortgage and other)           102            98             5        29          176
                                                        -----         -----            --       ---        -----
     Total Allowances Deducted from Assets             $2,017        $1,646           $39      $972       $2,730
                                                        =====         =====            ==       ===        =====

-----------------------
Notes:  (a)  Primarily reflects the recovery of accounts previously written-off.
        (b)  Accounts written off.
        (c)  Represents net change of inventory allowances.


Reference should be made to the notes to the GM consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          (Registrant)
Date:  February 29, 2004             By:  /s/G. RICHARD WAGONER, JR.
                                     ---  --------------------------
                                             G. Richard Wagoner, Jr.
                                          Chairman and Chief Executive Offier


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 29th day of February 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

    Signature                                            Title

/s/G. RICHARD WAGONER, JR.                Chairman and Chief Executive Officer
--------------------------
(G. Richard Wagoner, Jr.)

/s/JOHN M. DEVINE                         Vice Chairman and
-----------------                         Chief Financial Officer
(John M. Devine)

/s/WALTER G. BORST                        Treasurer
------------------
(Walter G. Borst)

/s/PAUL W. SCHMIDT                        Controller
------------------
(Paul W. Schmidt)

/s/PETER R. BIBLE                         Chief Accounting Officer
-----------------
(Peter R. Bible)

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - concluded

Signature                                 Title
-----------                               -----------


/s/PERCY BARNEVIK                         Director
-----------------
(Percy Barnevik)


/s/JOHN H. BRYAN                          Director
----------------
(John H. Bryan)


/s/ARMANDO M. CODINA                      Director
--------------------
(Armando Codina)


/s/GEORGE M.C. FISHER                     Director
---------------------
(George M.C. Fisher)


/s/KAREN KATEN                            Director
--------------
(Karen Katen)


/s/KENT KRESA                             Director
--------------
(Kent Kresa)


/s/                                       Director
-----------------
(Alan G. Lafley)


/s/PHILIP A. LASKAWY                      Director
--------------------
(Philip A. Laskawy)


/s/E. STANLEY O'NEAL                      Director
--------------------
(E. Stanley O'Neal)


/s/ECKHARD PFEIFFER                       Director
-------------------
(Eckhard Pfeiffer)