Form 10-Q
period 2004-03-31
GENERAL MOTORS CORP
filed 2004-05-06
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004


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
                         ---    ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X  No   .
                                        ---   ---

     As of April 30, 2004, there were outstanding 564,617,724 shares of the issuer's $1-2/3 par value common stock.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                     Page No.
                                                                     --------
Part I - Financial Information

      Item 1.   Financial Statements (Unaudited)

                Consolidated Statements of Income for the
                  Three Months Ended March 31, 2004 and 2003              3

                Supplemental Information to the Consolidated
                  Statements of Income for the Three Months
                  Ended March 31, 2004 and 2003                           4

                Consolidated Balance Sheets as of March 31, 2004,
                  December 31, 2003, and March 31, 2003                   5

                Supplemental Information to the Consolidated Balance
                  Sheets as of March 31, 2004, December 31, 2003,
                  and March 31, 2003                                      6

                Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2004 and 2003      7

                Supplemental Information to the Condensed Consolidated
                  Statements of Cash Flows for the Three Months Ended
                  March 31, 2004 and 2003                                 8

                Notes to Consolidated Financial Statements                9

      Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      18

      Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                            28

      Item 4.   Controls and Procedures                                  28

Part II - Other Information (Unaudited)

      Item 1.   Legal Proceedings                                        29

      Item(2e). Purchase of equity securities                            29

      Item 6.   Exhibits and Reports on Form 8-K                         30

Signatures                                                               30

Certifications

Exhibit 31.1    Section 302 Certification of the
                  Chief Executive Officer                                31
Exhibit 31.2    Section 302 Certification of the
                  Chief Financial Officer                                32
Exhibit 32.1    Certification of the Chief Executive Officer
                  Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley          33
Exhibit 32.2    Certification of the Chief Financial Officer
                  Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley          34

                                     PART I


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                             2004      2003
                                                             ----      ----
                                                          (dollars in millions
                                                            except per share
                                                                amounts)

Total net sales and revenues                              $47,779    $47,146
                                                           ------     ------
Cost of sales and other expenses                           38,663     37,762
Selling, general, and administrative expenses               5,048      5,106
Interest expense                                            2,767      2,080
                                                           ------     ------
  Total costs and expenses                                 46,478     44,948
Income from continuing operations before income taxes,
  equity income and minority interests                      1,301      2,198
Income tax expense                                            273        682
Equity income (loss) and minority interests                   252         21
                                                            -----      -----
Income from continuing operations                           1,280      1,537
Loss from discontinued operations (Note 2)                      -        (54)
                                                            -----      -----
  Net income                                               $1,280     $1,483
                                                            =====      =====

Basic earnings (loss) per share attributable to common
  stocks (Note 9)
$1-2/3 par value
  Continuing Operations                                     $2.27      $2.74
  Discontinued Operations                                   $   -     $(0.03)
                                                             ----       ----
Earnings per share attributable to $1-2/3 par value         $2.27      $2.71
                                                             ====       ====
Losses per share from discontinued operations
  attributable to Class H                                   $   -     $(0.04)
                                                             ====       ====


Earnings (loss) per share attributable to common stocks
  assuming dilution (Note 9)
$1-2/3 par value
  Continuing Operations                                     $2.25      $2.74
  Discontinued Operations                                   $   -     $(0.03)
                                                             ----       ----
Earnings per share attributable to $1-2/3 par value         $2.25      $2.71
                                                             ====       ====
Losses per share from discontinued operations
  attributable to Class H                                   $   -     $(0.04)
                                                             ====       ====




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
                                                             2004      2003
                                                             ----      ----
                                                           (dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues                              $40,137    $39,815
                                                           ------     ------
Cost of sales and other expenses                           36,440     35,824
Selling, general, and administrative expenses               3,036      2,625
                                                           ------     ------
  Total costs and expenses                                 39,476     38,449
                                                           ------     ------
Interest expense                                              562        249
Net expense from transactions with
  Financing and Insurance Operations                           35         41
                                                              ---      -----
Income from continuing operations before income taxes,
  equity income, and minority interests                        64      1,076

Income tax expense (benefit)                                 (176)       252
Equity income (loss) and minority interests                   254         31
                                                              ---      -----
Income from continuing operations                             494        855
Loss from discontinued operations (Note 2)                      -        (54)
                                                              ---        ---
  Net income - Automotive and Other Operations               $494       $801
                                                              ===        ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                                             $7,642     $7,331
                                                            -----      -----
Interest expense                                            2,205      1,831
Depreciation and amortization expense                       1,455      1,506
Operating and other expenses                                1,943      2,161
Provisions for financing and insurance losses                 837        752
                                                            -----      -----
  Total costs and expenses                                  6,440      6,250
                                                            -----      -----
Net income from transactions with Automotive
  and Other Operations                                        (35)       (41)
                                                            -----      -----
Income before income taxes, equity income,
  and minority interests                                    1,237      1,122
Income tax expense                                            449        430
Equity income (loss) and minority interests                    (2)       (10)
                                                            -----      -----
  Net income - Financing and Insurance Operations            $786       $682
                                                              ===        ===



The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                 Mar. 31,            Mar. 31,
                                                  2004      Dec.31,     2003
                                               (Unaudited)   2003   (Unaudited)
                                                ---------    ----    ---------
                     ASSETS                           (dollars in millions)

Cash and cash equivalents                         $28,535   $32,554    $24,020
Marketable securities                              21,036    22,215     16,841
                                                   ------    ------     ------
  Total cash and marketable securities             49,571    54,769     40,861
Finance receivables - net                         184,563   173,137    140,764
Loans held for sale                                18,285    19,609     12,496
Accounts and notes receivable (less allowances)    19,515    20,532     16,784
Inventories (less allowances) (Note 3)             11,718    10,960     10,479
Assets of discontinued operations                       -         -     20,414
Deferred income taxes                              27,357    27,190     38,915
Net equipment on operating leases - (less          33,624    34,383     35,068
accumulated depreciation)
Equity in net assets of nonconsolidated             6,054     6,032      5,027
affiliates
Property - net                                     37,664    38,211     36,133
Intangible assets - net (Note 4)                    4,727     4,760     10,821
Other assets                                       61,149    58,924     14,729
                                                  -------   -------    -------
  Total assets                                   $454,227  $448,507   $382,491
                                                  =======   =======    =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)              $27,163   $25,422    $22,489
Notes and loans payable                           278,972   271,756    208,151
Liabilities of discontinued operations                  -         -      9,773
Postretirement benefits other than pensions        31,512    36,292     38,205
Pensions                                            7,795     8,024     22,446
Deferred income taxes                               7,660     7,508      6,738
Accrued expenses and other liabilities             74,440    73,930     65,052
                                                  -------   -------    -------
  Total liabilities                               427,542   422,932    372,854
Minority interests                                    319       307        271
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  564,488,127; 561,997,725; and
  560,616,422 shares)                                 941       937        934

Class H common stock (outstanding
  1,107,517,793 shares at March 31, 2003)               -         -        111
Capital surplus (principally additional
  paid-in capital)                                 15,135    15,185     22,808
Retained earnings                                  13,750    12,752     11,234
                                                   ------    ------     ------
   Subtotal                                        29,826    28,874     35,087
Accumulated foreign currency translation
  adjustments                                      (1,768)   (1,815)    (2,665)
Net unrealized gains (losses) on derivatives           (8)       51       (196)
Net unrealized gains on securities                    762       618        344
Minimum pension liability adjustment               (2,446)   (2,460)   (23,204)
                                                  -------    ------    -------
   Accumulated other comprehensive loss            (3,460)   (3,606)   (25,721)
                                                  -------    ------    -------
     Total stockholders' equity                    26,366    25,268      9,366
                                                  -------   -------    -------
Total liabilities and stockholders' equity       $454,227  $448,507   $382,491
                                                  =======   =======    =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS


                                                 Mar. 31,            Mar. 31,
                                                  2004      Dec.31,     2003
                                               (Unaudited)   2003   (Unaudited)
                                                ---------    ----    ---------
                     ASSETS                           (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                         $11,262   $14,424    $14,015
Marketable securities                               8,763     9,067      3,239
                                                   ------    ------     ------
  Total cash and marketable securities             20,025    23,491     17,254
Accounts and notes receivable (less allowances)     6,868     5,380      4,975
Inventories (less allowances) (Note 3)             11,718    10,960     10,479
Assets of discontinued operations                       -         -     20,414
Net equipment on operating leases - (less
  accumulated depreciation)                         6,519     7,173      5,661
Deferred income taxes and other current assets     10,855    10,851      9,858
                                                   ------    ------     ------
  Total current assets                             55,985    57,855     68,641
Equity in net assets of nonconsolidated
  affiliates                                        6,054     6,032      5,027
Property - net                                     35,768    36,071     34,308
Intangible assets - net (Note 4)                    1,438     1,479      7,483
Deferred income taxes                              18,302    18,086     30,473
Other assets                                       42,103    42,262      1,451
                                                  -------   -------    -------
  Total Automotive and Other Operations assets    159,650   161,785    147,383
Financing and Insurance Operations
Cash and cash equivalents                          17,273    18,130     10,005
Investments in securities                          12,273    13,148     13,602
Finance receivables - net                         184,563   173,137    140,764
Loans held for sale                                18,285    19,609     12,496
Net equipment on operating leases (less
  accumulated depreciation)                        27,105    27,210     29,407
Other assets                                       35,078    35,488     28,834
Net receivable from Automotive and Other
  Operations                                        1,660     1,492        486
                                                  -------   -------    -------
  Total Financing and Insurance Operations
    assets                                        296,237   288,214    235,594
                                                  -------   -------    -------

Total assets                                     $455,887  $449,999   $382,977
                                                  =======   =======    =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)              $23,970   $21,542    $19,076
Loans payable                                       2,868     2,813      2,212
Liabilities of discontinued operations                  -         -      9,773
Accrued expenses                                   45,255    45,417     40,412
Net payable to Financing and Insurance
  Operations                                        1,660     1,492       486
                                                  -------    ------    -------
  Total current liabilities                        73,753    71,264     71,959
Long-term debt                                     29,557    29,593     14,248
Postretirement benefits other than pensions        27,519    32,285     34,260
Pensions                                            7,731     7,952     22,398
Other liabilities and deferred income taxes        15,617    15,567     13,684
                                                  -------   -------    -------
  Total Automotive and Other Operations
    liabilities                                   154,177   156,661    156,549
Financing and Insurance Operations
Accounts payable                                    3,193     3,880      3,413
Debt                                              246,547   239,350    191,691
Other liabilities and deferred income taxes        25,285    24,533     21,687
                                                  -------   -------    -------
  Total Financing and Insurance Operations
    liabilities                                   275,025   267,763    216,791
                                                  -------   -------    -------
   Total liabilities                              429,202   424,424    373,340
Minority interests                                    319       307        271
     Total stockholders' equity                    26,366    25,268      9,366
                                                  -------   -------    -------
Total liabilities and stockholders' equity       $455,887  $449,999   $382,977
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                     2004        2003
                                                     ----        ----
                                                   (dollars in millions)

Net cash provided by operating activities          $1,098      $8,938

Cash flows from investing activities
Expenditures for property                          (1,399)     (1,612)
Investments in marketable securities -
  acquisitions                                     (2,652)     (2,830)
Investments in marketable securities -
  liquidations                                      2,905       2,906
Net originations and purchases of mortgage
  servicing rights                                   (300)       (455)
Increase in finance receivables                   (34,156)    (33,947)
Proceeds from sales of finance receivables         25,034      23,446
Proceeds from sale of business units                    -       1,076
Operating leases - acquisitions                    (3,163)     (3,661)
Operating leases - liquidations                     2,028       2,510
Investments in companies, net of cash acquired          5         (21)
Other                                              (2,626)         78
                                                   ------      ------
Net cash used in investing activities             (14,324)    (12,510)

Cash flows from financing activities
Net increase (decrease) in loans payable            2,217         (19)
Long-term debt - borrowings                        20,677      16,832
Long-term debt - repayments                       (15,068)    (10,019)
Proceeds from issuing common stocks                    34           -
Cash dividends paid to stockholders                  (282)       (280)
Other                                               1,730         809
                                                    -----       -----
Net cash provided by financing activities           9,308       7,323

Effect of exchange rate changes on cash
  and cash equivalents                               (101)        (51)
                                                    -----       -----
Net (decrease) increase in cash and cash
  equivalents                                      (4,019)      3,700
Cash and cash equivalents at beginning of the
  period                                           32,554      20,320
                                                   ------      ------
Cash and cash equivalents at end of the period    $28,535     $24,020
                                                   ======      ======




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                            Automotive and     Financing and
                                                Other            Insurance
                                              Three Months Ended March 31,
                                            ----------------------------------
                                              2004     2003      2004     2003
                                              ----     ----      ----     ----
                                                   (dollars in millions)
Net cash (used in) provided by operating
  activities                               $(1,809)  $4,447    $2,907   $4,491

Cash flows from investing activities
Expenditures for property                   (1,298)  (1,508)     (101)    (104)
Investments in marketable securities -
  acquisitions                                (700)  (1,155)   (1,952)  (1,675)
Investments in marketable securities -
  liquidations                               1,004       90     1,901    2,816
Net change in mortgage services rights           -        -      (300)    (455)
Increase in finance receivables                  -        -   (34,156) (33,947)
Proceeds from sales of finance receivables       -        -    25,034   23,446
Proceeds from sale of business units             -    1,076         -        -
Operating leases - acquisitions                  -        -    (3,163)  (3,661)
Operating leases - liquidations                  -        -     2,028    2,510
Investments in companies, net of cash
  acquired                                     (16)     (21)       21        -
Other                                          (16)    (176)   (2,610)     254
                                             -----    -----    ------   ------
Net cash used in investing activities       (1,026)  (1,694)  (13,298) (10,816)

Cash flows from financing activities
Net (decrease) increase in loans payable      (149)     (23)    2,366        4
Long-term debt - borrowings                     24        7    20,653   16,825
Long-term debt - repayments                    (26)      (1)  (15,042) (10,018)
Proceeds from issuing common stocks             34        -         -        -
Cash dividends paid to stockholders           (282)    (280)        -        -
Other                                            -        -     1,730      809
                                            ------   ------     -----   ------
Net cash (used in) provided by financing
  activities                                  (399)    (297)    9,707    7,620
Effect of exchange rate changes on cash and
  cash equivalents                             (96)       1        (5)     (52)
Net transactions with Automotive/Financing     168     (604)     (168)     604
                                            ------   ------       ---   ------
Operations
Net (decrease) increase in cash and cash    (3,162)   1,853      (857)   1,847
equivalents
Cash and cash equivalents at beginning of
  teh period                                14,424   12,162    18,130    8,158
                                            ------   ------    ------   ------
Cash and cash equivalents at end of the
  period                                   $11,262  $14,015   $17,273  $10,005
                                            ======   ======    ======   ======



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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

   The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the "Corporation," "General Motors" or "GM"). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM and GMAC Annual Reports on Form 10-K for the period ended December 31, 2003 and the GMAC Quarterly Report on form 10-Q for the period ended March 31, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Certain amounts for 2003 have been reclassified to conform with the 2004 classifications.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 common stock on the date of grant. The total expense for the three months ended March 31, 2004 and 2003 was $35 million ($22 million net of tax) and $47 million ($29 million net of tax), respectively, recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003 for newly granted stock based compensation awards only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

New Accounting Standards (continued)

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 2004      2003
                                                 ----      ----
Income from continuing operations,
  as reported                                  $1,280    $1,537

Add: stock-based compensation expense,
  included in reported net income,
  net of related tax effects                       22        29
Deduct: total stock-based compensation
  expense determined under fair
  value based method for all awards,
  net of related tax effects                      (26)      (41)
                                                -----     -----
Pro forma income from continuing operations    $1,276    $1,525
                                                =====     =====

  Earnings from continuing operations
   attributable to
   GM $1-2/3 par value common stock
                 - as reported                 $1,280    $1,537
                 - pro forma                   $1,276    $1,525

  Basic earnings per share from continuing
   operations attributable to GM $1-2/3 par
   value
                 - as reported                  $2.27     $2.74
                 - pro forma                    $2.26     $2.72

  Diluted earnings per share from continuing
   operations attributable to GM $1-2/3 par
   value
                 - as reported                  $2.25     $2.74
                 - pro forma                    $2.24     $2.72

   In December 2003, the Financial Accounting Standards Board (FASB) published a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R) to clarify certain provisions of the original interpretation and to exempt certain entities from its requirements. GM adopted FIN 46R as of January 1, 2004. The adoption of FIN 46R did not have a significant effect on the Corporation's financial condition or results of operations.

Sale of GM Defense Business

   On March 1, 2003 GM closed the transaction to sell its GM Defense operations (light armored vehicle business) to General Dynamics Corporation for net proceeds of approximately $1.1 billion in cash. The sale resulted in a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share of GM $1-2/3 par value common stock), which was recorded in net sales and revenues in GM's Consolidated Statements of Income for Automotive and Other Operations.

NOTE 2.  Discontinued Operations

   On December 22, 2003, GM completed a series of transactions that resulted in the split-off of Hughes Electronics Corporation (Hughes) from GM and the simultaneous sale of GM's approximately 19.8 percent economic interest in Hughes to The News Corporation, Ltd. (News Corporation). All News Corporation Preferred ADSs, received as a result of the transaction, were sold by GM in January 2004.
   The financial data related to GM's investment in Hughes through December 22, 2003 is classified as discontinued operations. The financial data of Hughes reflect the historical results of operations and cash flows of the businesses that were considered part of the Hughes business segment of GM during the respective period and the assets and liabilities of Hughes as of the respective dates.
   Hughes' net sales included in discontinued operations were $2.2 billion for the period ended March 31, 2003, and Hughes' net losses from discontinued operations were $54 million for the period ending March 31, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 2.  Discontinued Operations (concluded)

   The Hughes amounts reported as assets and liabilities of discontinued operations were as follows (in millions):

                                       March 31,
                                         2003
                                       ---------
Current assets                           $5,461
Property and equipment - net              1,548
Intangible assets -net                    7,140
Other assets                              6,265
                                         ------
Assets of discontinued operations       $20,414
                                         ======

Current liabilities                      $2,493
Long-term debt                            4,980
Other liabilities                         2,300
                                          -----
Liabilities of discontinued
  operations                             $9,773
                                          =====

NOTE 3.  Inventories

   Inventories included the following for Automotive and Other Operations (dollars in millions):

                                            March 31,  Dec. 31,  March 31,
                                              2004       2003      2003
                                              -----      ----      ----


Productive material, work in process, and    $5,155    $4,899     $4,688
  supplies
Finished product, service parts, etc.         8,149     7,642      7,572
                                             ------    ------     ------
  Total inventories at FIFO                  13,304    12,541     12,260
   Less LIFO allowance                       (1,586)   (1,581)    (1,781)
                                             ------    ------     ------
     Total inventories (less allowances)    $11,718   $10,960    $10,479
                                             ======    ======     ======

NOTE 4.  Goodwill and Acquired Intangible Assets

The components of the Corporation's acquired intangible assets as of March 31, 2004, were as follows (dollars in millions):
                                               Gross     Accumulated     Net
                                              Carrying   Amortization Carrying
                                               Amount                  Amount
                                            -----------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $37        $266
Non-amortizing intangible assets:
   Goodwill                                                               536
   Pension intangible asset                                               636
                                                                        -----
      Total goodwill and intangible assets                             $1,438
                                                                        =====

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $65         $33          32
   Trademarks and other                            40          17          23
   Covenants not to compete                        18          18           -
                                                  ---          --          --
      Total                                      $123         $68         $55
                                                  ===          ==          ==

Non-amortizing intangible assets:
   Goodwill                                                             3,234
                                                                        -----
      Total goodwill and intangible assets                              3,289
                                                                        =====

Total consolidated goodwill and intangible
  assets                                                               $4,727
                                                                        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 4.  Goodwill and Acquired Intangible Assets (concluded)

   Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $30 million to $40 million.
   The changes in the carrying amounts of goodwill for the quarter ended March 31, 2004, were as follows (dollars in millions):
                                                       Total
                                                      Auto &
                                      GMNA     GME     Other    GMAC   Total GM
                                      ----     ---     -----    ----   --------
Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
Goodwill acquired during the period      -        -        -       3        3
Goodwill written off related to
  sale of business units                 -        -        -       -        -
Effect of foreign currency
  translation                           (2)     (24)     (26)     8       (18)
Impairment/ Other                       (5)       -       (5)      -       (5)
                                       ---      ---      ---   -----    -----
Balance as of March 31,2004           $147     $389     $536  $3,234   $3,770
                                       ===      ===      ===   =====    =====

NOTE 5.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates, and the percent of GM's current equity ownership, or voting interest, in them include the following: Italy - GM-Fiat Powertrain (50% at March 31, 2004 and 2003); Japan - Fuji Heavy Industries Ltd. (20.1% and 21.1% at March 31, 2004 and 2003, respectively), Suzuki Motor Corporation (20.3% at March 31, 2004 and 2003); China - Shanghai General Motors Co., Ltd (50% at March 31, 2004 and 2003), SAIC GM Wu Ling Automobile Co., Ltd (34% at March 31, 2004 and
2003); Korea - GM Daewoo (44.6% at March 31, 2004 and 2003).
   Information regarding GM's share of income for all affiliates in the following countries is included in the table below (in millions):

GM's share of affiliates' net income
  (loss)                                  March 31,
-------------------------------------   ------------
                                        2004    2003
                                        ----    ----
Italy                                    $18     $8
Japan                                   $106    $32
China                                   $162    $44
Korea                                    $(8)  $(12)

NOTE 6.  Product Warranty Liability

   Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                      Three Months  Twelve Months  Three Months
                                         Ended          Ended         Ended
                                    March 31, 2004 Dec. 31, 2003 March 31, 2003
                                    -------------- ------------- --------------

Beginning balance                           $8,674       $8,850        $8,856
Payments                                    (1,131)      (4,435)       (1,096)
Increase in liability (warranties
  issued during period)                      1,483        4,390         1,072
Adjustments to liability (pre-existing
  warranties)                                    6         (367)            4
Effect of foreign currency translation         (80)         236            27
                                             -----        -----         -----
Ending balance                              $8,952       $8,674        $8,863
                                             =====        =====         =====

   The change in "increase in liability," from $1.1 billion at March 31, 2003 to $1.5 billion at March 31, 2004, is attributable to higher North American recall campaigns of approximately $200 million, a favorable adjustment made in 2003 related to the sale of GM Defense, and other regional volume and cost factors.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $604 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers that guarantee the value of the supplier's assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $94 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At March 31, 2004 approximately $54 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $3.0 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to income protection, pensions, post-retirement healthcare and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2004. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Investment in Fiat Auto Holdings (FAH)
   At the April 23, 2003, Annual General Shareholders Meeting of FAH, FAH adopted a euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   The Master Agreement between GM and Fiat provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the Put) to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat stated in its 2002 Annual Report on Form 20F, filed with the SEC, that it views the exercise of the Put only as a secondary possibility. Fiat has also stated that it believes that the Put is enforceable in accordance with the terms of the Master Agreement. GM has, however, asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto S.p.A. (Fiat Auto) and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Master Agreement, including the Put, is terminable by GM. Notwithstanding these different views, GM is continuing to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7.  Commitments and Contingent Matters (concluded)

Investment in Fiat Auto Holdings (concluded) the Master Agreement, and is pursuing a resolution of these different views. Towards that end, Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM were to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM if GM chooses to fund such needs or allows the consolidation of GM's financial statements with those of FAH and Fiat Auto.
   GM has discussed with Fiat potential alternatives to the Master Agreement and expects to have further discussions regarding the relationship between the parties.

NOTE 8.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):

                                                Three Months Ended
                                                    March 31,
                                               ---------------------
                                                 2004         2003
                                                 ----         ----

Net income                                     $1,280       $1,483
Other comprehensive income                        126          111
                                                -----        -----
  Total                                        $1,406       $1,594
                                                =====        =====

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9.  Earnings Per Share Attributable to Common Stocks

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      2004      2003
                                                      ----      ----
Earnings attributable to common stocks
  $1-2/3 par value
   Continuing operations                             $1,280   $1,537
   Discontinued operations                                -      (16)
                                                      -----    -----
  Earnings attributable to $1-2/3 par value          $1,280   $1,521

  Earnings from discontinued operations
    attributable to Class H                            $  -     $(38)
                                                      -----    -----
  Total earnings attributable to common stocks       $1,280   $1,483
                                                      =====    =====

   Earnings attributable to GM $1-2/3 par value common stock for each period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (990 million as of March 31, 2003) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock, which if issued and outstanding, would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.4 billion for the three months ended March 31, 2003.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                                                   Per Share
                                                Income    Shares     Amount
                                                ------    ------     ------
Three Months Ended March 31, 2004
Basic EPS
  Income from continuing operations
    attributable to common stocks              $1,280       564        $2.27
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         5
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                     $1,280       569        $2.25
                                                =====       ===         ====
Three Months Ended March 31, 2003
Basic EPS
  Income from continuing operations
attributable to common stocks                  $1,537       561        $2.74
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stock                                      $1,537       561        $2.74
                                                =====       ===         ====

   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 223 million as of March 31, 2004 and 157 million as of March 31, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                      2004      2003
                                                      ----      ----

   Depreciation                                      $1,148      $986
   Amortization of special tools                        726       702
   Amortization of intangible assets                      7         5
                                                      -----     -----
     Total                                           $1,881    $1,693
                                                      =====     =====

NOTE 11. Pensions and Other Postretirement Benefits

                               U.S. Plans      Non-U.S. Plans
                            Pension Benefits  Pension Benefits  Other Benefits
                            ----------------------------------------------------
                              Three Months      Three Months     Three Months
                                  Ended            Ended            Ended
                                March 31,        March 31,        March 31,
                            ----------------------------------------------------
                             2004      2003    2004    2003      2004     2003
                            ----------------------------------------------------
Components of expense                          (in millions)
Service cost                 $273      $230     $62     $54      $151     $134
Interest cost               1,260     1,291     223     189       980      947
Expected return on plan
  assets                   (1,953)   (1,541)   (163)   (135)     (273)    (102)
Amortization of prior
  service cost                319       287      24      25       (20)      (3)
Amortization of transition
  obligation/(asset)            -         -       1       2         -        -
Recognized net actuarial
  loss/(gain)                 464       436      48      40       302      178

Curtailments, settlements,
  and other                    34         6       6       9         -        1
                              ---       ---     ---     ---     -----    -----
Net expense                  $397      $709    $201    $184    $1,140   $1,155
                              ===       ===     ===     ===     =====    =====


   During the first quarter of 2004, GM contributed $5 billion to its VEBA trust. GM is considering making additional contributions to its VEBA trust in the future.




                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

NOTE 12.  Segment Reporting

                                                                                  Auto &                Other      Total
                                  GMNA     GME   GMLAAM   GMAP    GMA    Other    Other         GMAC  Financing  Financing
                                  ----     ---   ------   ----    ---    -----    -----         ----  ---------  ---------
For the Three Months Ended
March 31, 2004
Manufactured products sales
and revenues:
  External customers           $29,643  $7,278  $1,729  $1,428  $40,078     $59   $40,137      $7,634      $ 8     $7,642
  Intersegment                    (540)    265     104     171        -       -         -           -        -          -
                                ------   -----   -----   -----   ------      --    ------       -----       --      -----
   Total manufactured products $29,103  $7,543  $1,833  $1,599  $40,078     $59   $40,137      $7,634      $ 8     $7,642
                                ======   =====   =====   =====   ======      ==    ======       =====       ==      =====
Interest income (a)               $186     $81     $11      $2     $280   $(123)     $157        $242     $(69)      $173
Interest expense                  $639     $87     $(6)     $7     $727   $(165)     $562      $2,206      $(1)    $2,205
Net income (loss) from
  continuing operations           $451   $(116)     $1    $275     $611   $(117)     $494        $786      $ -       $786
Segment assets                $129,926 $24,013  $3,595  $3,791 $161,325 $(1,675) $159,650    $296,839    $(602)  $296,237

For the Three Months Ended
March 31, 2003
Manufactured products sales
and revenues:
  External customers           $30,471  $6,357    $933  $1,016  $38,777  $1,042   $39,819      $7,338      $(7)    $7,331
  Intersegment                    (508)    265     112     131        -      (4)       (4)          -        -          -
                                ------   -----   -----   -----   ------   -----    ------       -----       --      -----
   Total manufactured products $29,963  $6,622  $1,045  $1,147  $38,777  $1,038   $39,815      $7,338      $(7)    $7,331
                                ======   =====   =====   =====   ======   =====    ======       =====       ==      =====
Interest income (a)               $111     $82      $7      $1     $201   $(131)      $70        $998     $(70)      $928
Interest expense                  $320     $91     $17      $2     $430   $(181)     $249      $1,794      $37     $1,831
Net income (loss) from
  continuing operations           $548    $(65)   $(12)    $75     $546    $309      $855        $699     $(17)      $682
Segment assets                $111,538 $19,536  $3,010  $1,833 $135,917 $(8,948) $147,383(b) $235,583      $11   $235,594


(a) Interest income is included in net sales and revenues from external customers.
(b) Includes assets of discontinued operations of $20,414 at March
    31, 2003.



                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto (the 2003 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or GM) 2003 Annual Report on Form 10-K, as well as General Motors Acceptance Corporation's (GMAC) Annual Report on Form 10-K for the period ended December 31, 2003 and the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed separately with the Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
   GM presents separate supplemental financial information for the following businesses: Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO).
   GM's reportable operating segments within its Auto & Other business consist of:

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

   GM's reportable operating segments within its FIO business consist of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.
   Consistent with industry practice, market share information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 RESULTS OF OPERATIONS

 Consolidated Results

   GM's total net sales and revenues were $47.8 billion and $47.1 billion for the first quarter of 2004 and 2003, respectively, and GM's net income was $1.3 billion and $1.5 billion for the first quarter of 2004 and 2003, respectively.

                                               Three Months Ended
                                                   March 31,
                                             ----------------------
                                                2004       2003
                                                ----       ----
                                             (dollars in millions)
Total net sales and revenues                  $47,779    $47,146
Income from continuing operations              $1,280     $1,537
Net income                                     $1,280     $1,483
Net margin from continuing operations             2.7%       3.3%

   The increase in first quarter 2004 total net sales and revenues, compared with first quarter 2003, was due to increases in GMA revenue of $1.3 billion, primarily driven by foreign exchange, despite lower global production volumes and worldwide pricing competitiveness, and increases in FIO revenue of $311 million.
   Consolidated net income decreased $203 million to $1.3 billion in the first quarter of 2004, compared to the first quarter of 2003. Net income in the first quarter of 2003 included a gain of $505 million from the sale of GM's Defense operations to General Dynamics Corporation. GMA net income increased in the first quarter of 2004 $65 million over the year-earlier quarter, despite lower net income in GMNA and higher losses in GME, primarily from higher equity income in GMAP. GMAC had record first quarter net income of $786 million in 2004, compared to $699 million in the first quarter of 2003, due to higher net income from financing and insurance operations. In addition, tax benefits associated with the recently enacted Medicare legislation in the U.S. had a favorable effect on consolidated net income, and contributed to the Corporation's reduced effective tax rate of 21% compared to the first quarter of 2003.

First quarter 2004 highlights included:
o     Increased market share in three of four automotive regions;
o     Increased net income at GMAC and GMAP; and
o Contributions of $5.0 billion to fund part of GM's other postretirement employee benefits (OPEB) liability.

GM Automotive Financial Review

   GMA's total net sales and revenues were $40.1 billion and $38.8 billion for the first quarter of 2004 and 2003, respectively, and GMA's net income was $611 million and $546 million for the first quarter of 2004 and 2003, respectively.

                                              Three Months Ended
                                                  March 31,
                                             ---------------------
                                                2004      2003
                                                ----      ----
                                             (dollars in millions)

GMA total net sales and revenues              $40,078    $38,777
GMA net income                                   $611       $546
GMA net margin                                    1.5%       1.4%

Net income (loss) by region
GMNA                                             $451       $548
GME                                              (116)       (65)
GMLAAM                                              1        (12)
GMAP                                              275         75
                                                  ---        ---
     Net income                                  $611       $546
                                                  ===        ===

GM global market share                           13.7%      13.6%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

    The increase in first quarter 2004 total net sales and revenues, compared with the first quarter of 2003, was the result of increased revenues in GME, GMLAAM and GMAP, partially offset by lower revenue in GMNA. GM's global market share was 13.7% and 13.6% for the first quarter of 2004 and 2003, respectively. Market share gains were recognized in three out of four automotive regions (see discussion below under each region) with GME posting a slight decline, to 9.5%. As GM introduces several new models for 2004 and overall economic conditions improve, GM's goal is to achieve market share growth in all regions during 2004.
   GMA's first quarter 2004 net income was $611 million, an increase of $65 million compared with the first quarter of 2003. The increase was due primarily to higher equity earnings in GMAP, as well as significant material cost savings and favorable foreign currency exchange. These items were partially offset by product volume and mix, which were unfavorable, negative pricing in GMNA and GME, and increased product recall campaigns. Decreased pension expense was almost fully offset by increased interest expense due to GM's mid-year 2003 debt issuances.

   GM Automotive Regional Results

GM North America
                                       Three Months Ended
                                            March 31,
                                      ----------------------
                                         2004       2003
                                         ----       ----
GMNA:                                 (dollars in millions)

  Net income                              $451       $548
  Net margin                               1.5%       1.8%

Wholesale sales                       (volumes in thousands)
  Cars                                     584        598
  Trucks                                   799        840
                                         -----      -----
   Total GMNA                            1,383      1,438

Vehicle unit sales
  Industry - North America               4,657      4,474
  GM as a percentage of industry          26.4%      26.1%

  Industry - U.S.                        3,993      3,821
  GM as a percentage of industry          26.7%      26.7%
  GM cars                                 25.9%      24.9%
  GM trucks                               27.3%      28.2%

   North American industry vehicle unit sales increased to 4.7 million in the first quarter of 2004 from 4.5 million in the first quarter of 2003. With this increase in industry sales, GMNA's market share increased by 0.3 percentage points. GMNA achieved a market share of 26.4% in the first quarter of 2003, compared to 26.1% in the first quarter of 2003.
   During the first quarter of 2004, industry vehicle unit sales in the United States increased 4.5% to 4.0 million units from 3.8 million units in the first quarter of 2003. GM's U.S. market share increased by 0.07 percentage point to 26.7% compared to the first quarter of 2003. U.S. car market share rose by 1.0 percentage point to 25.9%, while U.S. truck market share declined to 27.3%, down
0.9 percentage point. As GM introduces several new models in North America during 2004, GM's goal remains to increase market share in the United States and North America during 2004.
   Net income from GMNA totaled $451 million and $548 million in the first quarter of 2004 and 2003, respectively. The decrease in GMNA's 2004 first quarter net income compared to 2003 was primarily due to lower production volume, unfavorable pricing, higher product recall campaigns, and higher interest expense related to the mid-year 2003 debt issuances. These factors were partially offset by lower pension expense and material cost savings.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America (concluded)
   Vehicle revenue per unit was $19,084 for the first quarter of 2004, compared with $19,089 for the first quarter of 2003. Trucks as a percent of total sales were higher by 1.4 percentage points, offset by higher fleet sales compared to the first quarter of 2003, resulting in essentially flat revenue per unit.

GM Europe
                                        Three Months Ended
                                             March 31,
                                       ----------------------
                                          2004       2003
                                          ----       ----
                                       (dollars in millions)
GME net loss                              $(116)      $(65)
GME net margin                             (1.5%)     (1.0%)

Wholesale sales                        (volumes in thousands)
  Cars                                      409        400
  Trucks                                     24         27
                                            ---        ---
   Total GME                                433        427

Vehicle unit sales
  Industry                                5,279      4,970
  GM as a percentage of industry            9.5%       9.6%

GM market share - Germany                  10.6%      11.1%
GM market share - United Kingdom           14.0%      14.3%

   Industry vehicle unit sales increased in Europe during the first quarter of 2004 by approximately 6% to 5.3 million, from 5.0 million in the first quarter of 2003, with strong year-over-year growth in Central and Eastern Europe, and moderate growth in Western Europe. However, GME's market share decreased 0.1 percentage point to 9.5% over the same period. In two of GM's largest markets in Europe, GM lost market share: share declined to 10.6% in Germany, a 0.5 percentage point decrease versus the first quarter of 2003, and declined to 14.0% in the United Kingdom, a decrease of 0.3 percentage points versus the same period. Market share improved in the smaller Eastern and Central European markets.
   Net loss from GME totaled $116 million and $65 million in the first quarter of 2004 and 2003 respectively. Lower income at Opel/Vauxhall was partially offset by improved results at Saab. The increase in GME's first quarter 2004 net loss over 2003 was primarily due to decreased volume, continued price pressure, and lower aftermarket sales. In addition, movement of the euro and Swedish krona against the Great Britain pound and U.S. dollar, respectively, continued to negatively affect GME's results. These unfavorable factors were partially offset by reduced material and structural cost.

GM Latin America/Africa/Mid-East

                                       Three Months Ended
                                            March 31,
                                      ----------------------
                                         2004       2003
                                         ----       ----
                                      (dollars in millions)
GMLAAM net income (loss)                   $1       $(12)
GMLAAM net margin                         0.1%      (1.1%)

Wholesale sales                      (volumes in thousands)
  Cars                                    127         97
  Trucks                                   40         24
                                          ---        ---
   Total GMLAAM                           167        121

Vehicle unit sales
  Industry                                937        841
  GM as a percentage of industry         17.1%      15.7%

GM market share - Brazil                 23.6%      23.6%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Financial Review (concluded)

GM Latin America/Africa/Mid-East (concluded)

   Industry vehicle unit sales in the LAAM region increased over 11% in the first quarter of 2004, to 937 thousand units, compared to the first quarter of 2003. Overall, GMLAAM's market share for the region was up 1.4 percentage points, to 17.1% in the first quarter of 2004.
   GMLAAM achieved net income of $1 million in the quarter, up from a loss of $12 million in the first quarter of 2003. Higher volumes and improved results in Venezuela and South Africa offset continued losses in Brazil, which remains a major concern due to continued economic problems. Effective January 1, 2004, GM increased its ownership of Delta Motor Co. in South Africa to 100%, from 49% previously, moving from the equity method of accounting to full consolidation. The company is now known as General Motors South Africa.

GM Asia Pacific

                                       Three Months Ended
                                            March 31,
                                      ----------------------
                                         2004       2003
                                         ----       ----
                                      (dollars in millions)
GMAP net income                          $275        $75
GMAP net margin                          17.2%       6.5%

Wholesale sales                       (volumes in thousands)
  Cars                                     47         51
  Trucks                                   15         11
                                           --         --
   Total GMAP                              62         62


Vehicle unit sales
  Industry                              4,556      4,129
  GM as a percentage of industry          4.7%       4.3%

GM market share - Australia              20.1%      20.6%
GM market share - China                   9.5%       6.7%

   Industry vehicle unit sales in the Asia Pacific region increased more than 10% in the first quarter of 2004, to 4.6 million units, from 4.1 million units in the first quarter of 2003. The greatest increase in volume was in China, where sales increased to 1.3 million from 1.0 million units. GMAP increased its retail (including affiliates) sales in the Asia Pacific region more than 20% in the period, to 215 thousand units from 178 thousand in 2003, which drove GMAP's first quarter 2004 market share to 4.7%, from 4.3% in the first quarter of 2003. GMAP's market share in China increased to 9.5% in the first quarter of 2004, from 6.7% in the first quarter of 2003. In the first quarter of 2004, China was GM's second largest market, surpassing Canada and the United Kingdom for the first time.
   Net income from GMAP was $275 million and $75 million in the first quarter of 2004 and 2003, respectively. The increase in GMAP's net income, compared with the first quarter of 2003, was primarily due to strong equity earnings from Shanghai GM and equity investees in Japan, as well as improved earnings at GM operations in Thailand and India, and lower losses at GM Daewoo Auto & Technology Company in South Korea.

Other Operations

   In the first quarter of 2003, Other Operations' total net sales and revenues included a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share), related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation on March 1, 2003. The sale generated net proceeds of approximately $1.1 billion in cash.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Discontinued Operations

   In December 2003, GM split off Hughes Electronics Corporation (Hughes) by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8 percent economic interest in Hughes to The News Corporation Ltd. (News Corporation) in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred ADSs). These transactions are referred to as "the Hughes transactions."
   As of the completion of the Hughes transactions on December 22, 2003, the results of operations, cash flows, and the assets and liabilities of Hughes were classified as discontinued operations for all periods through such date presented in GM's consolidated financial statements. See Note 2 to the 2003 Consolidated Financial Statements for further discussion.

GMAC Financial Review

   GMAC's net income was $786 million and $699 million in the first quarter of 2004 and 2003, respectively.
                                        Three Months Ended March
                                                   31,
                                        ------------------------
                                           2004          2003
                                           ----          ----
                                             (in millions)
Financing operations                       $442          $302
Mortgage operations                         253           371
Insurance operations                         91            26
                                            ---           ---
   Net income                              $786          $699
                                            ===           ===

   Net income from financing operations totaled $442 million and $302 million in the first quarter of 2004 and 2003, respectively. The increase in net income in the first quarter of 2004, compared with 2003, was primarily due to increased revenues from higher asset levels, lower credit loss provisions, improved remarketing performance of off-lease vehicles, and favorable foreign currency movements (primarily the euro relative to the U.S. dollar). These more than offset the unfavorable effect of lower net interest margins.
   Net income from mortgage operations totaled $253 million and $371 million in the first quarter of 2004 and 2003, respectively. The decrease in net income in the first quarter of 2004, compared with 2003, was primarily due to a decrease in gains on sales of loans during the first quarter of 2004, compared to the same period in 2003, as a result of lower loan production volume and decreased price margins as residential mortgage refinance activity decreased year-over-year. This was partially offset by a decrease of amortization and impairment charges with respect to mortgage servicing rights, reflecting larger valuation adjustments in the first quarter of 2003, compared to the first quarter of 2004. In addition, net financing revenue, including provision for credit losses, increased year-over-year, primarily due to continued growth in the balance of mortgage loans held as collateral for secured financings.
   Net income from insurance operations totaled $91 million and $26 million in the first quarter of 2004 and 2003, respectively. The increase in net income in the first quarter of 2004, compared with 2003, was primarily due to both higher earned premiums and underwriting income, and increased investment income resulting from capital gains realized in the first quarter of 2004, compared with capital losses realized, including the write down of certain investment securities, in the first quarter of 2003.

2004 Priorities / Targets

   As previously reported, GM's operating priorities and financial targets for 2004 are as follows:
  o Attaining earnings per share of $7.00 for the calendar year, compared to $6.00 to $6.50 previously estimated, and between $2.00 and $2.25 for the second quarter of 2004, at current dilution levels;
  o GME's target income of breakeven to income of $100 million for 2004 may be difficult to achieve;
  o GM expects a lower effective tax rate in the second quarter due to settlements of prior years' tax matters;
  o GM expects interest rates to rise somewhat in late 2004. The effect of this is comprehended in the earnings per share outlook for the year; and
  o GMNA incentives in the second quarter are expected to reflect seasonal patterns of spending.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the first quarter of 2004, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's and GMAC's need for financial flexibility. On April 16, 2004 Standard & Poor's affirmed GMAC's rating at BBB with negative outlook. On April 22, 2004 DBRS affirmed GM's and GMAC's ratings at A (low), with a rating outlook of stable. On April 29, 2004 Moody's affirmed GM's and GMAC's ratings at Baa1 and A3 respectively, with a rating outlook of negative. On May 4, 2004 Fitch affirmed GM's and GMAC's ratings at BBB+ with negative outlook. These rating actions are not expected to have a material effect on GM's and GMAC's ability to obtain bank credit or to sell asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility. The table below summarizes GM's and GMAC's credit ratings as of March 31, 2004.

                  --------------------  -------------------  -------------------
                     GM       GMAC         GM      GMAC         GM       GMAC
                  --------------------  -------------------  -------------------
Rating Agency         Senior Debt        Commercial Paper          Outlook
-------------     --------------------  -------------------  -------------------
DBRS              A (low)   A (low)     R1 (low) R1 (low)    Stable    Stable
Fitch             BBB+      BBB+        F2       F2          Negative  Negative
Moody's           Baa1      A3          Prime-2  Prime-2     Negative  Negative
S&P               BBB       BBB         A2       A2          Negative  Negative

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. GM also has an additional $0.8 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.7 billion. Similarly, GMAC currently has a $4.2 billion syndicated line of credit committed through June 2004, $4.3 billion committed through June 2008, $4.6 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $17.8 billion. In addition, New Center Asset Trust (NCAT) has $19.2 billion of liquidity facilities committed through June 2004. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2005. NCAT and MINT are non-consolidated qualified special purpose entities administered by GMAC for the purpose of purchasing assets as part of GMAC's securitization and mortgage warehouse funding programs. These entities fund the purchases of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Corporation.

Automotive and Other Operations

   At March 31, 2004, cash, marketable securities, and $3.5 billion of assets of the Voluntary Employees' Beneficiary Association (VEBA) trust invested in fixed-income securities totaled $23.5 billion, compared with cash, marketable securities, and $3.4 billion of assets of the VEBA trust invested in fixed-income securities totaling $26.9 billion at December 31, 2003 and $20.6 billion at March 31, 2003. The decrease of approximately 13% from December 31, 2003 was primarily due to $5.0 billion of VEBA cash contributions in the first quarter of 2004, which resulted in $1.8 billion of net cash used in operating activities. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $15.9 billion at March 31, 2004, $10.0 billion at December 31, 2003, and $6.4 billion at March 31, 2003. In addition to the first quarter 2004 contribution of $5.0 billion noted above, strong cash flows from operations during 2003 enabled GM to make a cash contribution of $3.0 billion to its VEBA trust in August 2003, in addition to the $0.3 billion of GM Class H common stock contributed to the VEBA in March 2003. At December 22, 2003, under terms of the Hughes transactions, these shares of GM Class H common stock were converted into or were exchanged for approximately 34 million shares of Hughes Electronics Corporation common stock and approximately 4 million News Corporation Preferred ADSs.
   Long-term debt was $29.6 billion at March 31, 2004 and December 31, 2003, compared with $14.2 billion at March 31, 2003. The increase from March 31, 2003 is due to net debt issuances of $14.5 billion in the second and third quarters of 2003. The proceeds from these issuances of debt securities were used to fund GM's U.S. hourly and salaried pension plans. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 84.4% at March 31, 2004, 85.2% at December 31, 2003, and 280.4% at March 31,
2003. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 85.6% at March 31, 2004, 86.4% at December 31, 2003, and 225.7% at March 31, 2003. The
decrease in these ratios compared to March 31, 2003 was due to the improvement in GM's net asset position resulting from the improved funded status of GM's U.S. hourly and salaried pension plans.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations (concluded)

   Net liquidity, calculated as cash, marketable securities, and $3.5 billion of assets of the VEBA trust invested in fixed-income securities less the total of loans payable and long-term debt, was a negative $8.9 billion at March 31, 2004, compared with a negative $5.5 billion at December 31, 2003, and compared to $4.2 billion, including $3.4 billion of assets of the VEBA, at March 31, 2003.

Financing and Insurance Operations

   At March 31, 2004, GMAC's consolidated assets totaled $296.8 billion, compared with $288.2 billion at December 31, 2003 and $235.5 billion at March 31, 2003. The increase from December 31, 2003 was primarily due to an increase in net finance receivables and loans, from $172.7 billion at December 31, 2003 to $184.7 billion at March 31, 2004, driven by increases in residential mortgages and wholesale automotive receivables. The increase in GMAC's consolidated assets at March 31, 2004 compared with March 31, 2003 was also due to higher net finance receivables and loans, primarily residential mortgages. The higher mortgage balances are primarily the result of the increased use of securitizations structured as financing transactions. The increase in wholesale automotive receivables outstanding is primarily due to higher dealer inventories.
   Consistent with the growth in assets, GMAC's total debt increased to $247.1 billion at March 31, 2004, compared with $238.9 billion at December 31, 2003 and $191.0 at March 31, 2003. GMAC's ratio of total debt to total stockholder's equity at March 31, 2004 was 11.7:1, compared with 11.8:1 at December 31, 2003, and 10.3:1 at March 31, 2003. GMAC's liquidity, as well as its ongoing profitability, in large part depends on its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $53 billion at March 31, 2004, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC has $30 billion in funding commitments (with $19 billion used) with third party asset-backed commercial paper conduits that GMAC's Financing and Mortgage operations may use as additional secured funding sources.

Investment in Fiat Auto Holdings (FAH)

   At the April 23, 2003, Annual General Shareholders Meeting of FAH, FAH adopted a euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   The Master Agreement between GM and Fiat provides that, from January 24, 2004 to July 24, 2009, Fiat may seek to exercise a put option (the Put) to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown, although Fiat stated in its 2002 Annual Report on Form 20F, filed with the SEC, that it views the exercise of the Put only as a secondary possibility. Fiat has also stated that it believes that the Put is enforceable in accordance with the terms of the Master Agreement. GM has, however, asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto S.p.A. (Fiat Auto) and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Master Agreement, including the Put, is terminable by GM. Notwithstanding these different views, GM is continuing to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement, and is pursuing a resolution of these different views. Towards that end, Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010.





                                       25
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet arrangements where economics and sound business principles warrant their use. GM's principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist principally of trade receivables.
   In addition, GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent lessors that GM believes are creditworthy. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM.
   There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities and each is owned by institutions that are independent of, and not affiliated with, GM. GM believes that no officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such entities.
   The amounts outstanding in off-balance sheet facilities used by the Financing and Insurance Operations have decreased since March 31, 2003 as GMAC continues to use securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and are recorded as receivables and debt on the balance sheet.

Assets in off-balance sheet entities were as follows (dollars in millions):
                                            March 31,  Dec. 31,  March 31,
Automotive and Other Operations               2004      2003       2003
-------------------------------               ----      ----       ----
Assets leased under operating leases         $2,303    $2,287    $2,143
Trade receivables sold (1)                      795       759       747
                                              -----     -----     -----
      Total                                  $3,098    $3,046    $2,890
                                              =====     =====     =====

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
      - Mortgage loans                      $84,267   $80,798  $108,854
      - Retail finance receivables            8,501     9,548    14,855
      - Wholesale finance receivables        18,702    21,142    17,520
                                            -------   -------   -------
      Total                                $111,470  $111,488  $141,229
                                            =======   =======   =======

(1) In addition, trade receivables sold to GMAC were $506 million, $553 million and $435 million for the periods ended March 31, 2004, December 31, 2003, and March 31, 2003, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $46.71 at March 31, 2004, $44.96 at December 31, 2003, and $11.98 at March
31, 2003.

DIVIDENDS

   Dividends may be paid on GM's $1-2/3 par value common stock only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on common stock will be reduced on occasion by dividends paid and will be adjusted on occasion for changes to the amount of surplus attributed to the stock resulting from the repurchase or issuance of shares of stock.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On February 3, 2004, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid March 10, 2004, to holders of record on February 13, 2004.

EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned
subsidiaries at March 31, (in thousands)              2004      2003
                                                      ----      ----

  GMNA                                                186        194
  GME                                                  63         66
  GMLAAM *                                             25         23
  GMAP                                                 14         12
  GMAC                                                 33         31
  Other                                                 5          7
                                                      ---        ---
   Total employees                                    326        333
                                                      ===        ===


                                                   Three Months Ended
                                                        March 31
                                                   --------------------
                                                      2004      2003
                                                      ----      ----

Worldwide payrolls - (in billions)                    $5.5      $5.3
                                                       ===       ===

* 2004 includes 3,000 employees as a result of the consolidation of GM South Africa.

CRITICAL ACCOUNTING ESTIMATES

   Accounting policies are integral to understanding this MD&A. The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM's accounting policies are described in Note 1 to the 2003 Consolidated Financial Statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   There have been no significant changes in the Corporation's exposure to market risk since December 31, 2003. See Item 7A in GM's Annual Report on Form 10-K for the year ended December 31, 2003.


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


                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended March 31, 2004, or subsequent thereto, but before the filing of this report are summarized below:

Other Matters

In previously reported litigation against automobile manufacturers in the United States and Canada, including GM and GM of Canada, alleging that restrictions on the export of vehicles from Canada to the U.S. by Canadian dealers violates federal antitrust and various state laws, the U.S. District Court in Maine responsible for coordinated pretrial proceedings in the 26 federal cases has granted in part the defendants' motion to dismiss. On March 5, 2004, the Court issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages. The Court allowed a separate claim seeking to enjoin future alleged violations to continue. On April 23, 2004, plaintiffs filed an amended complaint that added claims under state laws for alleged state antitrust violations, violation of state unfair trade practices acts and unjust enrichment. The California State Court responsible for the consolidated California State Court cases denied defendants' demurrers. State Courts in New York and New Jersey granted motions to dismiss statewide purported class actions.

Environmental Matters

As previously reported, the U.S. EPA Region V filed an Administrative complaint against General Motors on October 17, 2003 seeking unspecified penalties for alleged multiple violations of hazardous waste rules with respect to GM's painting and purge operations at GM plants in Moraine, Ohio; Pontiac, Michigan; and Orion, Michigan. GM filed a lawsuit on August 2, 2002 in the DC Circuit Court of Appeals seeking an order by the Court declaring that the position of the EPA in its Administrative complaint constituted an "unlawful rulemaking." On April 2, 2004, the DC Circuit Court of Appeals ruled that it did not have jurisdiction to consider GM's claims. Therefore, the EPA Region V Administrative complaint will now proceed as a normal enforcement matter. GM will vigorously defend.



                                * * * * * * * * *


ITEM 2(e).  Purchases of Equity Securities

GM made the following purchases of GM $1-2/3 par value common stock during the three months ended March 31, 2004:

                                                             (d) Maximum Number
                                           (c) Total Number     (or Approximate
                                                  of Shares       Dollar Value)
                                                  (or Units)      of Shares (or
            (a) Total Number   (b) Average     Purchased as     Units) that May
                   of Shares    Price Paid  Part of Publicly   Yet Be Purchased
                   (or Units     per Share   Announced Plans    Under the Plans
                  Purchased)     (or Unit)        or Program        or Programs
-------------------------------------------------------------------------------
January 1 to
January 31, 2004      12,305         $54.15            NA              NA
February 1 to
February 29,                                           NA              NA
2004                     677         $49.22
March 1 to
March 31, 2004         2,215         $46.56            NA              NA
--------------------------------------------------------------------------------
Total                 15,197         $52.82            NA              NA
--------------------------------------------------------------------------------


                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit                                                                Page
Number      Exhibit Name                                               Number
------      -------------                                              -------

(31.1)      Section 302 Certification of the Chief Executive Officer     31
(31.2)      Section 302 Certification of the Chief Financial Officer     32
(32.1)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002              33
(32.2)      Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002              34


(b) Reports on Form 8-K
    Eight reports on Form 8-K, were filed January 5, 2004, January 8, 2004*, January 20, 2004 (2)*, February 3, 2004, February 4, 2004, March 2, 2004, and
March 30, 2004 during the quarter ended March 31, 2004 reporting matters under
Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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


                                          GENERAL MOTORS CORPORATION
                                          (Registrant)
Date:  May 6, 2004                   By:  /s/PETER R. BIBLE
                                     ---  -----------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)