Form 10-Q
period 2004-06-30
GENERAL MOTORS CORP
filed 2004-08-05
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF ---- 1934


        For the transition period from ------------- to ----------------

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

     As of July 31, 2004, there were outstanding 564,747,915 shares of the issuer's $1-2/3 par value common stock.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                      Page No.
                                                                      --------
Part I - Financial Information (Unaudited)

      Item 1.   Financial Statements

                Consolidated Statements of Income for the
                  Three Months and Six Months Ended
                  June 30, 2004 and 2003                                   3

                Supplemental Information to the Consolidated
                  Statements of Income for the Three Months and
                  Six Months Ended June 30, 2004 and 2003                  4

                Consolidated Balance Sheets as of June 30, 2004,
                  December 31, 2003, and June 30, 2003                     5


                Supplemental Information to the Consolidated Balance
                  Sheets as of June 30, 2004, December 31, 2003,
                  and June 30, 2003                                        6

                Condensed Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 2004 and 2003              7

                Supplemental Information to the Condensed Consolidated
                  Statements of Cash Flows for the Six Months Ended
                  June 30, 2004 and 2003                                   8

                Notes to Consolidated Financial Statements                 9

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     21


      Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                             32

      Item 4.   Controls and Procedures                                   33

Part II - Other Information (Unaudited)

      Item 1.   Legal Proceedings                                         33

      Item 2(e).Purchases of equity securities                            33

      Item 4.   Submission of Matters to a Vote of Security Holders       34

      Item 6.   Exhibits and Reports on Form 8-K                          36

Signatures                                                                36

Exhibit 31.1    Section 302 Certification of the
                  Chief Executive Officer                                 37
Exhibit 31.2    Section 302 Certification of the
                  Chief Financial Officer                                 38
Exhibit 32.1    Certification of the Chief Executive
                  Officer Pursuant to 18 U.S.C. Section 1350,
                  As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                              39
Exhibit 32.2    Certification of the Chief Financial
                  Officer Pursuant to 18 U.S.C. Section 1350,
                  As Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                              40

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2004      2003       2004     2003
                                      ----      ----       ----     ----
                                (dollars in millions except per share amounts)

Total net sales and revenues        $49,148   $45,881   $96,833    $92,932
                                     ------    ------    ------     ------
Cost of sales and other expenses     39,464    37,253    78,127     75,015
Selling, general, and
administrative expenses               5,413     5,480    10,367     10,491
Interest expense                      2,814     2,217     5,581      4,297
                                     ------    ------    ------     ------
  Total costs and expenses           47,691    44,950    94,075     89,803
                                     ------    ------    ------     ------
Income from continuing operations
  before income taxes, equity
  income, and minority interests      1,457       931     2,758      3,129
Income tax expense                      306       244       579        926
Equity income (loss) and minority
  interests                             190       192       442        213
                                      -----       ---    ------     ------
Income from continuing operations     1,341       879     2,621      2,416
Income (loss) from discontinued
  operations (Note 2)                     -        22         -        (32)
                                      -----       ---     -----      -----
  Net Income                         $1,341      $901    $2,621     $2,384
                                      =====       ===     =====      =====

Basic earnings (loss) per share
  attributable to common stocks
  (Note 9)
$1-2/3 par value
  Continuing Operations               $2.37     $1.57     $4.64      $4.31
  Discontinued Operations                 -     $0.01         -     $(0.01)
                                       ----      ----      ----       ----
Earnings per share attributable to
  $1-2/3 par value                    $2.37     $1.58     $4.64      $4.30
                                       ====      ====      ====       ====
Earnings (loss) per share from
  discontinued operations
  attributable to Class H              $  -     $0.02      $  -     $(0.02)
                                        ===      ====       ===       ====

Earnings (loss) per share
  attributable to common  stocks
  assuming dilution (Note 9)
$1-2/3 par value
  Continuing Operations               $2.36     $1.57     $4.61      $4.30
  Discontinued Operations                 -     $0.01         -     $(0.01)
                                       ----      ----      ----       ----
Earnings per share attributable to
  $1-2/3 par value                    $2.36     $1.58     $4.61      $4.29
                                       ====      ====      ====       ====
Earnings (loss) per share from
  discontinued operations
  attributable to Class H              $  -     $0.02     $  -      $(0.02)
                                        ===      ====       ===       ====



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended   Six Months Ended
                                         June 30,            June 30,
                                      2004      2003       2004     2003
                                      ----      ----       ----     ----
                                             (dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues        $41,202   $38,343   $81,339    $78,158
                                     ------    ------    ------     ------
Cost of sales and other expenses     37,307    35,331    73,747     71,155
Selling, general, and
  administrative expenses             3,144     3,065     6,180      5,690
                                     ------    ------    ------     ------
  Total costs and expenses           40,451    38,396    79,927     76,845
Interest expense                        596       326     1,158        575
Net expense from transactions with
  Financing and Insurance
  Operations                             32        34        67         75
                                       ----      ----      ----       ----
Income (loss) from continuing
  operations before income
  taxes, equity income,
  and minority interests                123      (413)      187        663
Income tax (benefit)                   (182)     (256)     (358)        (4)
Equity income (loss) and minority
  interests                             190       193       444        224
                                        ---       ---       ---        ---
Income from continuing operations       495        36       989        891
Income (loss) from discontinued
  operations (Note 2)                     -        22         -        (32)
                                        ---        --       ---        ---
  Net Income - Automotive and          $495       $58      $989       $859
                                        ===        ==       ===        ===
Other Operations

FINANCING AND INSURANCE OPERATIONS

Total revenues                       $7,946    $7,538   $15,494    $14,774
                                      -----     -----    ------     ------
Interest expense                      2,218     1,891     4,423      3,722
Depreciation and amortization
  expense                             1,145     1,578     2,600      3,084
Operating and other expenses          2,434     2,015     4,283      4,081
Provisions for financing and
  insurance losses                      847       744     1,684      1,496
                                      -----     -----    ------     ------

  Total costs and expenses            6,644     6,228    12,990     12,383
                                      -----     -----    ------     ------
Net income from transactions with
  Automotive and Other Operations       (32)      (34)      (67)       (75)
                                      -----     -----     -----      -----
Income before income taxes, equity
  income, and minority interests      1,334     1,344     2,571      2,466

Income tax expense                      488       500       937        930
Equity income (loss) and minority
  interests                               -        (1)       (2)       (11)
                                      -----     -----     -----      -----
  Net income - Financing and
    Insurance Operations               $846      $843    $1,632     $1,525
                                        ===       ===     =====      =====



The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                June 30,             June 30,
                                                 2004     Dec. 31,     2003
                                             (Unaudited)   2003    (Unaudited)
                                             -----------   ----    -----------
                    ASSETS                           (dollars in millions)

Cash and cash equivalents                        $29,901   $32,554     $27,824
Marketable securities                             20,816    22,215      18,777
                                                  ------    ------      ------
  Total cash and marketable securities            50,717    54,769      46,601
Finance receivables - net                        191,563   174,731     154,449
Loans held for sale                               17,393    19,609      17,385
Accounts and notes receivable (less allowances)   16,989    20,532      20,019
Inventories (less allowances) (Note 3)            11,576    10,960      10,796
Assets of discontinued operations (Note 2)             -         -      20,417
Deferred income taxes                             27,379    27,190      39,027
Net equipment on operating leases - (less
  accumulated depreciation)                       32,800    32,790      33,207
Equity in net assets of nonconsolidated
  affiliates                                       6,381     6,032       5,325
Property - net                                    37,578    38,211      36,859
Intangible assets - net (Note 4)                   4,696     4,760      10,944
Other assets                                      58,408    58,923      15,894
                                                 -------   -------     -------
  Total assets                                  $455,480  $448,507    $410,923
                                                 =======   =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)             $26,377   $25,422     $22,974
Notes and loans payable                          277,027   271,756     228,281
Liabilities of discontinued operations (Note 2)        -         -       9,724
Postretirement benefits other than pensions       31,691    36,292      38,583
Pensions                                           7,559     8,024      23,873
Deferred income taxes                              8,101     7,508       6,773
Accrued expenses and other liabilities            76,624    73,930      69,920
                                                 -------   -------     -------
  Total liabilities                              427,379   422,932     400,128
Minority interests                                   328       307         414
Stockholders' equity
$1-2/3 par value common stock
  (outstanding, 564,721,304; 561,997,725;
  and 560,712,564 shares)                            941       937         935
Class H common stock (outstanding,
  1,108,139,876 shares at June 30, 2003)               -         -         111
Capital surplus (principally additional
  paid-in capital)                                15,181    15,185      22,815
Retained earnings                                 14,809    12,752      11,855
                                                  ------    ------      ------
   Subtotal                                       30,931    28,874      35,716
Accumulated foreign currency translation
  adjustments                                     (1,685)   (1,815)     (2,292)
Net unrealized gain (loss) on derivatives            369        51        (205)
Net unrealized gains on securities                   557       618         612
Minimum pension liability adjustment              (2,399)   (2,460)    (23,450)
                                                  ------    ------      ------
   Accumulated other comprehensive loss           (3,158)   (3,606)    (25,335)
                                                  ------   -------      ------
     Total stockholders' equity                   27,773    25,268      10,381
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $455,480  $448,507    $410,923
                                                 =======   =======     =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS


                                                June 30,             June 30,
                                                 2004     Dec. 31,     2003
                                             (Unaudited)   2003    (Unaudited)
                                             -----------   ----    -----------
                     ASSETS                              (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                        $13,182   $14,424     $15,397
Marketable securities                              8,319     9,067       4,913
                                                  ------    ------      ------
  Total cash and marketable securities            21,501    23,491      20,310
Accounts and notes receivable
  (less allowances)                                6,396     5,380       5,528
Inventories (less allowances) (Note 3)            11,576    10,960      10,796
Assets of discontinued operations (Note 2)             -         -      20,417
Net equipment on operating leases (less
  accumulated depreciation)                        6,914     7,173       5,946
Deferred income taxes and other current assets    10,876    10,851       9,884
                                                  ------    ------      ------
  Total current assets                            57,263    57,855      72,881
Equity in net assets of nonconsolidated
  affiliates                                       6,381     6,032       5,325
Property - net                                    35,684    36,071      34,882
Intangible assets - net (Note 4)                   1,412     1,479       7,591
Deferred income taxes                             18,316    18,086      30,496
Other assets                                      41,657    42,262       1,743
                                                 -------   -------     -------
  Total Automotive and Other Operations assets 160,713 161,785 152,918 Financing and Insurance Operations
Cash and cash equivalents                         16,719    18,130      12,427
Investments in securities                         12,497    13,148      13,864
Finance receivables - net                        191,563   174,731     154,449
Loans held for sale                               17,393    19,609      17,385
Net equipment on operating leases (less
  accumulated depreciation)                       25,886    25,617      27,261
Other assets                                      30,709    35,487      32,619
Net receivable from Automotive and Other
  Operations                                       2,004     1,492       1,128
                                                 -------   -------     -------

  Total Financing and Insurance
    Operations assets                            296,771   288,214     259,133
                                                 -------   -------     -------
Total assets                                    $457,484  $449,999    $412,051
                                                 =======   =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)             $23,084   $21,542     $19,371
Loans payable                                      2,625     2,813       1,599
Liabilities of discontinued operations (Note 2)        -         -       9,724
Accrued expenses                                  46,726    45,417      42,286
Net payable to Financing and
  Insurance Operations                             2,004     1,492       1,128
                                                 -------   -------     -------
  Total current liabilities                       74,439    71,264      74,108
Long-term debt                                    29,814    29,593      15,567
Postretirement benefits other than pensions       27,721    32,285      34,642
Pensions                                           7,489     7,952      23,812
Other liabilities and deferred income taxes       15,467    15,567      14,074
                                                 -------   -------     -------
  Total Automotive and Other Operations
    liabilities                                  154,930   156,661     162,203
Financing and Insurance Operations
Accounts payable                                   3,293     3,880       3,603
Debt                                             244,588   239,350     211,115
Other liabilities and deferred income taxes       26,572    24,533      24,335
                                                 -------   -------     -------
  Total Financing and Insurance Operations
    liabilities                                  274,453   267,763     239,053
                                                 -------   -------     -------
    Total liabilities                            429,383   424,424     401,256
Minority interests                                   328       307         414
     Total stockholders' equity                   27,773    25,268      10,381
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $457,484  $449,999    $412,051
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                     2004        2003
                                                     ----        ----
                                                   (dollars in millions)

Net cash provided by operating activities          $7,599     $10,648

Cash flows from investing activities
Expenditures for property                          (3,201)     (3,146)
Investments in marketable securities -
  acquisitions                                     (6,466)     (7,198)
Investments in marketable securities -
  liquidations                                      7,064       5,804
Net originations and purchases of mortgage
  servicing rights                                   (816)     (1,152)
Increase in finance receivables                   (66,456)    (71,799)
Proceeds from sales of finance receivables         51,172      49,635
Proceeds from sale of business unit                     -       1,076
Operating leases - acquisitions                    (7,015)     (6,131)
Operating leases - liquidations                     4,019       5,362
Investments in companies, net of cash acquired        (32)        (59)
Other                                                 552        (606)
                                                   ------      ------
Net cash used in investing activities             (21,179)    (28,214)

Cash flows from financing activities
Net increase in loans payable                       2,137       1,100
Long-term debt - borrowings                        37,784      40,063
Long-term debt - repayments                       (30,986)    (17,302)
Cash dividends paid to stockholders                  (564)       (560)
Other                                               2,804       1,333
                                                   ------      ------
Net cash provided by financing activities          11,175      24,634

Effect of exchange rate changes on cash and
  cash equivalents                                   (248)        436
                                                   ------      ------
Net increase (decrease) in cash and cash
  equivalents                                      (2,653)      7,504
Cash and cash equivalents at beginning of the
  period                                           32,554      20,320
                                                   ------      ------
Cash and cash equivalents at end of the period    $29,901     $27,824
                                                   ======      ======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTAL INFORMATION TO THE
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Automotive and     Financing and
                                                   Other           Insurance
                                                 Six Months Ended June 30,
                                            ------------------------------------
                                              2004     2003      2004     2003
                                              ----     ----      ----     ----
                                                   (dollars in millions)

Net cash provided by operating activities     $955   $6,844    $6,644   $3,804

Cash flows from investing activities
Expenditures for property                   (3,038)  (2,762)     (163)    (384)
Investments in marketable securities -
  acquisitions                                (855)  (2,837)   (5,611)  (4,361)
Investments in marketable securities -
  liquidations                               1,603      100     5,461    5,704
Net change in mortgage servicing rights          -        -      (816)  (1,152)
Increase in finance receivables                  -        -   (66,456) (71,799)
Proceeds from sales of finance receivables       -        -    51,172   49,635
Proceeds from sale of business unit              -    1,076         -        -
Operating leases - acquisitions                  -        -    (7,015)  (6,131)
Operating leases - liquidations                  -        -     4,019    5,362
Investments in companies, net of cash
  acquired                                     (53)     (59)       21        -
Other                                          110      (35)      442     (571)
                                             -----    -----    ------   ------
Net cash used in investing activities       (2,233)  (4,517)  (18,946) (23,697)

Cash flows from financing activities
Net increase (decrease) in loans payable      (437)    (427)    2,574    1,527
Long-term debt - borrowings                    756    1,501    37,028   38,562
Long-term debt - repayments                    (55)     (18)  (30,931) (17,284)
Cash dividends paid to stockholders           (564)    (560)        -        -
Other                                            -        -     2,804    1,333
                                               ---      ---    ------   ------
Net cash provided by  (used in) financing
  activities                                  (300)     496    11,475   24,138
Effect of exchange rate changes on cash and
  cash equivalents                            (176)     373       (72)      63
Net transactions with Automotive/Financing
  Operations                                   512       39      (512)     (39)
                                             -----   -------    -----   -------

Net increase (decrease) in cash and cash    (1,242)   3,235    (1,411)   4,269
equivalents
Cash and cash equivalents at beginning of
  the period                                14,424   12,162    18,130    8,158
                                            ------   ------    ------   ------

Cash and cash equivalents at end of the
  period                                   $13,182  $15,397   $16,719  $12,427
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the Corporation, General Motors or GM). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM and GMAC Annual Reports on Form 10-K for the period ended December 31, 2003 and the GMAC Quarterly Report on form 10-Q for the period ended June 30, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists principally of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Certain amounts for 2003 have been reclassified to conform with the 2004 classifications.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 par value common stock on the date of grant. The total expense was $19 million ($12 million net of tax) and $55 million ($34 million net of tax), respectively, for the three and six months ended June 30, 2004 and $9 million ($6 million net of tax) and $56 million ($35 million net of tax), respectively, for the three and six months ended June 30, 2003, recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No.123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003 for newly-granted stock-based compensation awards only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

New Accounting Standards (continued)
                                     Three Months Ended   Six Months Ended
                                          June 30,          June 30,
                                          --------          --------
                                        2004     2003    2004     2003
                                        ----     ----    ----     ----
Income from continuing operations,
  as reported                         $1,341     $879  $2,621   $2,416

Add: stock-based compensation
  expense, included in reported net
  income, net of related tax effects      12        6      34       35
Deduct: total stock-based
  compensation expense
  determined under fair
  value based method for all
  awards, net of related tax
  effects                                (17)     (20)    (43)     (61)
                                       -----     ----   -----    -----
Pro forma income from continuing
  operations                          $1,336     $865  $2,612   $2,390
                                       =====      ===   =====    =====

  Earnings from continuing
    operations attributable
    to GM $1-2/3 par value
    common stock
                 - as reported        $1,341     $879  $2,621   $2,416
                 - pro forma          $1,336     $865  $2,612   $2,390

  Basic earnings per share from
    continuing operations
    attributable to GM $1-2/3
    par value
                 - as reported         $2.37    $1.57   $4.64    $4.31
                 - pro forma           $2.37    $1.54   $4.63    $4.26

  Diluted earnings per share from
    continuing operations
    attributable to GM $1-2/3
    par value
                 - as reported         $2.36    $1.57   $4.61    $4.30
                 - pro forma           $2.35    $1.54   $4.59    $4.26

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

Sale of GM Defense Business

   On March 1, 2003 GM sold its GM Defense operations (light armored vehicle business) to General Dynamics Corporation for net proceeds of approximately $1.1 billion in cash. The sale resulted in a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share of GM $1-2/3 par value common stock), which was recorded in net sales and revenues in GM's Consolidated Statements of Income for Automotive and Other Operations.

NOTE 2.  Discontinued Operations

   On December 22, 2003, GM completed a series of transactions that resulted in the split-off of Hughes Electronics Corporation (Hughes) from GM and the simultaneous sale of GM's approximately 19.8% economic interest in Hughes to The News Corporation, Ltd. (News Corporation).
   The financial data related to GM's investment in Hughes through December 22, 2003 is classified as discontinued operations. The financial data of Hughes reflect the historical results of operations and cash flows of the businesses that were considered part of the Hughes business segment of GM during the respective periods and the assets and liabilities of Hughes as of the respective dates. Hughes' net sales were $2.4 billion and net income was $22 million for the three months ended June 30, 2003. Hughes' net sales were $4.6 billion and net losses were $32 million for the six months ended June 30, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 2.  Discontinued Operations (concluded)

   The Hughes amounts reported as assets and liabilities of discontinued operations were as follows (in millions):

                                       June 30, 2003
                                       -------------
Current assets                            $5,571
Property and equipment - net               1,524
Intangible assets - net                    7,124
Other assets                               6,198
                                          ------
Assets of discontinued operations        $20,417
                                          ======

Current liabilities                       $2,520
Long-term debt                             4,946
Other liabilities                          2,258
                                           -----
Liabilities of discontinued
  operations                              $9,724
                                           =====

NOTE 3.  Inventories

   Inventories included the following for Automotive and Other Operations (dollars in millions):

                                             June 30,  Dec. 31,  June 30,
                                              2004       2003      2003
                                              -----      ----      ----

Productive material, work in process, and
  supplies                                   $5,324     $4,899    $4,691
Finished product, service parts, etc.         7,838      7,642     7,881
                                             ------     ------    ------
  Total inventories at FIFO                  13,162     12,541    12,572
   Less LIFO allowance                       (1,586)    (1,581)   (1,776)
                                             ------     ------    ------
     Total inventories (less allowances)    $11,576    $10,960   $10,796
                                             ======     ======    ======

NOTE 4.  Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of June 30, 2004 and 2003 were as follows (dollars in millions):

                                               Gross                      Net
June 30, 2004                                 Carrying   Accumulated   Carrying
-------------                                  Amount    Amortization   Amount
                                            -----------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
  Patents and intellectual property rights      $303         $50         $253
Non-amortizing intangible assets:
  Goodwill                                                                540
  Pension intangible asset                                                619
                                                                        -----
      Total goodwill and intangible assets                             $1,412
                                                                        =====

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
  Customer lists and contracts                    $65        $35           30
  Trademarks and other                             40         18           22
  Covenants not to compete                         18         18            -
                                                  ---         --           --
      Total                                      $123        $71          $52
                                                  ===         ==           ==

Non-amortizing intangible assets:
  Goodwill                                                              3,232
                                                                        -----
    Total goodwill and intangible assets                                3,284
                                                                        =====

Total consolidated goodwill and intangible
  assets                                                               $4,696
                                                                        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4.  Goodwill and Acquired Intangible Assets (concluded)

                                               Gross                      Net
June 30, 2003                                 Carrying   Accumulated   Carrying
-------------                                  Amount    Amortization   Amount
                                            -----------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
  Patents and intellectual property rights       $304        $10         $294
Non-amortizing intangible assets:
  Goodwill                                                                523
  Pension intangible asset                                              6,774
                                                                        -----
      Total goodwill and intangible assets                             $7,591
                                                                        =====

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
  Customer lists and contracts                    $71        $30           41
  Trademarks and other                             40         14           26
  Covenants not to compete                         18         18            -
                                                  ---         --           --
      Total                                      $129        $62          $67
                                                  ===         ==           ==

Non-amortizing intangible assets:
   Goodwill                                                             3,286
                                                                        -----
      Total goodwill and intangible assets                              3,353
                                                                        =====

Total consolidated goodwill and intangible
  assets                                                              $10,944
                                                                       ======

   Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated to range between $40 million and $50 million.
   The changes in the carrying amounts of goodwill for the six months ended June 30, 2004 and 2003, were as follows (dollars in millions):

                                                      Total
                                                      Auto &
                                      GMNA     GME    Other    GMAC   Total GM
                                      ----     ---    -----    ----   --------
Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
Goodwill acquired during the period      -        -        -       5        5
Effect of foreign currency
  translation                           (2)     (20)     (22)      4      (18)

Impairment / Other                      (5)       -       (5)      -       (5)
                                       ---      ---      ---   -----    -----
Balance as of June 30, 2004           $147     $393     $540  $3,232   $3,772
                                       ===      ===      ===   =====    =====


Balance as of December 31, 2002       $139     $338     $477  $3,273   $3,750
Goodwill acquired during the period     16        -       16       8       24
Effect of foreign currency
  translation                            -       30       30      14       44

Impairment / Other                       -        -        -      (9)      (9)
                                       ---      ---      ---   -----    -----
Balance as of June 30, 2003           $155     $368     $523  $3,286   $3,809
                                       ===      ===      ===   =====    =====

NOTE 5.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates, and the percent of GM's current equity ownership, or voting interest, in them include the following: Italy - GM-Fiat Powertrain (50% at June 30, 2004 and 2003); Japan - Fuji Heavy Industries Ltd. (20.1% and 21.1% at June 30, 2004 and 2003, respectively), Suzuki Motor Corporation (20.3% at June 30, 2004 and 2003); China - Shanghai General Motors Co., Ltd (50% at June 30, 2004 and 2003), SAIC GM Wu Ling Automobile Co., Ltd (34% at June 30, 2004 and 2003); South Korea - GM Daewoo Auto & Technology Company (44.6% at June 30, 2004 and
2003).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 5.  Investment in Nonconsolidated Affiliates (concluded)

   Information regarding GM's share of income for all affiliates in the following countries is included in the table below (in millions):

                                      Three Months Ended   Six Months Ended
GM's share of affiliates' net income        June 30,            June 30,
(loss)                                ---------------------------------------
-------------------------------------

                                        2004     2003      2004      2003
                                        ----     ----      ----      ----
Italy                                    $11      $15       $29       $23
Japan                                    $53      $51      $159       $83
China                                   $148     $124      $310      $168
South Korea                              $(8)    $(16)     $(16)     $(28)

NOTE 6.  Product Warranty Liability

   Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                        Six Months   Twelve Months  Six Months
                                          Ended         Ended         Ended
                                     June 30, 2004  Dec. 31, 2003  June 30, 2003
                                     -------------  ------------- --------------

Beginning balance                           $8,674       $8,850        $8,856
Payments                                    (2,261)      (4,435)       (2,132)
Increase in liability (warranties
  issued during period)                      2,754        4,390         2,240
Adjustments to liability (pre-existing
  warranties)                                 (157)        (367)         (264)
Effect of foreign currency translation         (23)         236            65
                                             -----        -----         -----
Ending balance                              $8,987       $8,674        $8,765
                                             =====        =====         =====

   The change in "increase in liability," from $2.2 billion at June 30, 2003 to $2.8 billion at June 30, 2004, is attributable to higher North American recall campaigns of approximately $400 million, a favorable adjustment made in 2003 at the time of the sale of GM Defense, and other regional volume and cost factors.

NOTE 7.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $604 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers that guarantee the value of the supplier's assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $90 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At June 30, 2004 approximately $37.6 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $2.8 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to income protection, pensions, post-retirement healthcare and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 7.  Commitments and Contingent Matters (concluded)

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2004. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Investment in Fiat Auto Holdings (FAH)
   At the April 23, 2003, Annual General Shareholders Meeting of FAH, FAH adopted a euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   When originally entered into in March 2000, the Master Agreement between GM and Fiat provided that, from January 24, 2004 to July 24, 2009, Fiat could seek to exercise a put option (the Put) to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown. GM has asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto S.p.A. (Fiat Auto) and the recapitalization of FAH represent material breaches of the master Agreement, with the result that the Put is unenforceable. Fiat has stated that it believes that the Put is enforceable in accordance with the terms of the Master Agreement. Notwithstanding these different views, GM and Fiat are continuing to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement.
   Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010. Fiat has stated that it does not intend to renew the standstill agreement. Discussions on these topics are continuing between the two companies.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.
   If and when GM were to acquire Fiat's FAH shares, and thus become the sole owner of FAH, GM would decide what, if any, additional capitalization would then be appropriate for FAH and Fiat Auto. Specifically, if Fiat Auto were to need additional funding, GM would have to decide whether or not to provide such funding and under what conditions it might do so.
   Unless FAH or Fiat Auto were subject to liquidation or insolvency, FAH's consolidated financial statements would be required for financial reporting purposes to be consolidated with those of GM. Any indebtedness, losses and capital needs of FAH and Fiat Auto after their acquisition by GM are not presently determinable, but they could have a material adverse effect on GM if GM chooses to fund such needs or allows the consolidation of GM's financial statements with those of FAH and Fiat Auto.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
NOTE 8.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):

                                  Three Months        Six Months
                                      Ended              Ended
                                    June 30,           June 30,
                                ----------------   ----------------
                                  2004     2003     2004     2003
                                  ----     ----     ----     ----

Net income                      $1,341     $901   $2,621   $2,384
Other comprehensive income         302      386      448      497
                                 -----    -----    -----    -----
  Total                         $1,643   $1,287   $3,069   $2,881
                                 =====    =====    =====    =====

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


                                     Three Months        Six Months
                                        Ended              Ended
                                       June 30,           June 30,
                                    ---------------   --------------
                                     2004     2003     2004     2003
                                     ----     ----     ----     ----
Earnings (loss) attributable to
  common stocks $1-2/3 par value
   Continuing operations            $1,341     $879   $2,621  $2,416
   Discontinued operations               -        5        -      (8)
                                     -----      ---    -----   -----
  Earnings attributable to $1-2/3
    par value                       $1,341     $884   $2,621  $2,408

  Earnings (loss) from
    discontinued operations
    attributable to Class H              -       17        -     (24)
                                     -----      ---    -----   -----
  Total earnings attributable to
    common  stocks                  $1,341     $901   $2,621  $2,384
                                     =====      ===    =====   =====

   Earnings attributable to GM $1-2/3 par value common stock for each period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1,108 million and 1,049 million for the three and six months ended June 30, 2003, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock, which if issued and outstanding, would represent a 100% interest in the earnings of Hughes (the Average Class H dividend base). The Average Class H dividend base was 1.4 billion for the three and six months ended June 30, 2003, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 9.  Earnings Per Share Attributable to Common Stocks (continued)

   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                                                    Per Share
                                                Income    Shares     Amount
Three Months Ended June 30, 2004
Basic EPS
  Income from continuing operations
    attributable to common stocks              $1,341       565        $2.37
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         3
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                     $1,341       568        $2.36
                                                =====       ===         ====

Three Months Ended June 30, 2003
Basic EPS
  Income from continuing operations
    attributable to common stocks                $879       561        $1.57
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -
                                                  ---       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                       $879       561        $1.57
                                                  ===       ===         ====
Six Months Ended June 30, 2004
Basic EPS
  Income from continuing operations
    attributable to  common stocks             $2,621       565        $4.64
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         4
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                     $2,621       569        $4.61
                                                =====       ===         ====

Six Months Ended June 30, 2003
Basic EPS
  Income from continuing operations
    attributable to common stocks              $2,416       561        $4.31
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                     $2,416       561        $4.30
                                                =====       ===         ====

   Certain stock options and the contingently convertible securities discussed below were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 223 million for the three and six months ended June 30, 2004 and 156 million for the three and six months ended June 30, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 9.  Earnings Per Share Attributable to Common Stocks (concluded)

   As of June 30, 2004 GM had $8.1 billion of convertible debentures outstanding, including $1.2 billion principal amount of 4.5% Series A convertible senior debentures due 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due 2032 (Series B), and $4.3 billion principal amount of 6.25% Series C convertible senior debentures due 2033 (Series C). The various circumstances under which conversion of the securities may occur are described in the paragraphs 1-4 below, while paragraph 5 describes the circumstances under which GM might be required to repurchase the securities. Upon a conversion or repurchase event, GM may satisfy its payment obligations with cash, shares of GM $1-2/3 par value common stock or a combination of cash and stock, with the choice of using cash, stock or a combination being in the sole discretion of GM, subject to the terms of the indenture.
1) If the closing sale price of GM's $1-2/3 par value common stock exceeds 120% of the conversion price (of $70.20 for Series A, of $64.90 for Series B and of $47.62 for Series C respectively) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or
2) During the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of GM's $1-2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or
3) If the debentures have been called for redemption (Series A on March 6, 2007, Series B on March 6, 2009 and Series C on July 20, 2010); or
4)    Upon the occurrence of specified corporate events; or
5) If the investor requires GM to repurchase the debentures (Series A: on March 6 of 2007, 2012, 2017, 2022 and 2027, or, if any of those days is not a business day, on the next succeeding business day; Series B: on March 6 of 2014, 2019, 2024 and 2029, or, if any of those days is not a business day, on the next succeeding business day; Series C: on July 15 of 2018, 2023 and 2028 or, if any of those days is not a business day, on the next succeeding business day).
   The number of shares potentially convertible is 16,380,600 for Series A, 40,060,800 for Series B, and 90,300,000 for Series C. The contingently convertible shares are not included in diluted earnings per share as of June 30, 2004, as they have not met the requirements for conversion.

NOTE 10.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                ---------------------------------------
                                  2004      2003      2004     2003
                                  ----      ----      ----     ----

   Depreciation                  $1,441    $1,097    $2,589   $2,083
   Amortization of special
     tools                          774       651     1,500    1,353
   Amortization of intangible
     assets                           9         5        16       10
                                  -----     -----     -----    -----
     Total                       $2,224    $1,753    $4,105   $3,446
                                  =====     =====     =====    =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 11. Pensions and Other Postretirement Benefits

                               U.S. Plans       Non-U.S.Plans
                            Pension Benefits   Pension Benefits  Other Benefits
                            ----------------------------------------------------
                              Three Months      Three Months     Three Months
                                  Ended            Ended            Ended
                                June 30,          June 30,         June 30,
                            ----------------------------------------------------
                              2004     2003    2004     2003    2004     2003
                            ----------------------------------------------------
Components of expense                          (in millions)
Service cost                  $275     $230     $60      $57    $151     $134
Interest cost                1,263    1,291     216      200     979      949
Expected return on plan
  assets                    (1,955)  (1,541)   (163)    (143)   (275)    (101)
Amortization of prior
  service cost                 319      287      23       26     (20)      (3)
Amortization of transition
  obligation/(asset)             -        -       1        2       -        -
Recognized net actuarial
  loss/(gain)                  464      436      47       42     302      180
Curtailments, settlements,
  and other                      -        -       -       11       -        -
                               ---      ---     ---      ---   -----    -----
Net expense                   $366     $703    $184     $195  $1,137   $1,159
                               ===      ===     ===      ===   =====    =====

                            ----------------------------------------------------
                            Six Months Ended  Six Months Ended Six Months Ended
                                June 30,          June 30,         June 30,
                            ----------------------------------------------------
                              2004     2003    2004     2003    2004     2003
                            ----------------------------------------------------
Components of expense                          (in millions)
Service cost                  $548     $460    $122     $111    $302     $268
Interest cost                2,523    2,582     439      389   1,959    1,896
Expected return on plan
  assets                    (3,908)  (3,082)   (326)    (278)   (548)    (203)
Amortization of prior
  service cost                 638      574      47       51     (40)      (6)
Amortization of transition
  obligation/(asset)             -        -       2        4       -        -
Recognized net actuarial
  loss/(gain)                  928      872      95       82     604      358
Curtailments, settlements,
  and other                     34        6       6       20       -        1
                               ---    -----     ---      ---   -----    -----
Net expense                   $763   $1,412    $385     $379  $2,277   $2,314
                               ===    =====     ===      ===   =====    =====

   During the second quarter of 2004, GM made no contributions to its VEBA trust. For the six months ended June 30, 2004 GM contributed $5 billion to its VEBA trust. GM is considering making additional contributions to its VEBA trust in the future. During the second quarter of 2004, GM contributed $0.3 billion to certain of its GM of Canada Ltd. pension plans.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
Note 12.  Segment Reporting


   GM's reportable operating segments within its Auto & Other business consist of General Motors Automotive (GMA) (which is comprised of four regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP)), and Other. GM's reportable operating segments within its FIO business consist of GMAC and Other. Selected information regarding GM's reportable operating segments was as follows (dollars in millions):


                                                                                    Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP    GMA    Other      Other       GMAC  Financing  Financing
                                  ----     ---   ------   ----    ---    -----      -----       ----  ---------  ---------
For the Three Months Ended                                             (dollars in millions)
June 30, 2004
Manufactured products sales
and revenues:
  External customers          $29,988  $7,917  $1,764  $1,456  $41,125     $77      $41,202   $7,709     $237     $7,946
  Intersegment                   (559)    177     145     237        -       -            -        -        -          -
                               ------   -----   -----   -----   ------      --       ------    -----       --      -----
    Total manufactured
     products                 $29,429  $8,094  $1,909  $1,693  $41,125     $77      $41,202   $7,709     $237     $7,946
                               ======   =====   =====   =====   ======      ==       ======    =====      ===      =====
Interest income (a)              $212     $92     $(3)     $4     $305   $(170)        $135     $256     $(68)      $188
Interest expense                 $655     $88     $16      $5     $764   $(168)        $596   $2,228     $(10)    $2,218
Net income (loss) from
  continuing  operations         $328    $(45)    $10    $236     $529    $(34)        $495     $860     $(14)      $846
Segment assets               $129,862 $24,829  $3,672  $3,925 $162,288 $(1,575)    $160,713 $296,988    $(217)  $296,771

For the Three Months Ended
June 30, 2003
Manufactured products sales
and revenues:
  External customers          $29,034  $7,064    $984  $1,165  $38,247    $100      $38,347   $7,542      $(4)    $7,538
  Intersegment                   (476)    239     135     102        -      (4)          (4)       -        -          -
                               ------  ------   -----   -----   ------     ---       ------    -----       --      -----
   Total manufactured
    products                  $28,558  $7,303  $1,119  $1,267  $38,247     $96      $38,343   $7,542      $(4)    $7,538
                               ======   =====   =====   =====   ======      ==       ======    =====       ==      =====
Interest income (a)              $133     $68      $4      $1     $206   $(105)        $101   $1,180     $(64)    $1,116
Interest expense                 $333    $100     $26      $1     $460   $(134)        $326   $1,850      $41     $1,891
Net income (loss) from
  continuing  operations          $83     $(3)  $(103)   $163     $140   $(104)         $36     $834       $9       $843
Segment assets               $113,010 $21,509  $3,093  $2,255 $139,867 $(7,366)(b) $152,918 $258,646     $487   $259,133


See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 12.  Segment Reporting (concluded)



                                                                                    Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP    GMA    Other      Other       GMAC  Financing  Financing
                                  ----     ---   ------   ----    ---    -----      -----       ----  ---------  ---------
For the Six Months Ended                                             (dollars in millions)
June 30, 2004
Manufactured products sales
and revenues:
  External customers          $59,631 $15,195  $3,493  $2,884  $81,203    $136      $81,339  $15,249     $245    $15,494
  Intersegment                 (1,099)    442     249     408        -       -            -        -        -          -
                               ------  ------   -----   -----   ------     ---       ------   ------      ---     ------
   Total manufactured
    products                  $58,532 $15,637  $3,742  $3,292  $81,203    $136      $81,339  $15,249     $245    $15,494
                               ======  ======   =====   =====   ======     ===       ======   ======      ===     ======
Interest income (a)              $398    $173      $8      $6     $585   $(293)        $292     $498    $(137)      $361
Interest expense               $1,294    $175     $10     $12   $1,491   $(333)      $1,158   $4,434     $(11)    $4,423
Net income (loss) from
  continuing operations          $779   $(161)    $11    $511   $1,140   $(151)        $989   $1,646     $(14)    $1,632


For the Six Months Ended
June 30, 2003
Manufactured products sales
and revenues:
  External customers          $59,505 $13,421  $1,917  $2,181  $77,024  $1,142      $78,166  $14,785     $(11)   $14,774
  Intersegment                   (984)    504     247     233        -      (8)          (8)       -        -          -
                               ------  ------   -----   -----   ------   -----       ------   ------       --     ------
   Total manufactured
    products                  $58,521 $13,925  $2,164  $2,414  $77,024  $1,134      $78,158  $14,785     $(11)   $14,774
                               ======  ======   =====   =====   ======   =====       ======   ======      ===     ======
Interest income (a)              $244    $150     $11      $2     $407   $(236)        $171   $2,178    $(134)    $2,044
Interest expense                 $653    $191     $43      $3     $890   $(315)        $575   $3,648      $74     $3,722
Net income (loss) from
  continuing operations          $631    $(68)  $(115)   $238     $686    $205         $891   $1,533      $(8)    $1,525




(a) Interest income is included in net sales and revenues from external customers.
(b) Includes assets of discontinued operations of $20,417 at June 30, 2003.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto (the 2003 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or GM) 2003 Annual Report on Form 10-K, as well as General Motors Acceptance Corporation's (GMAC) Annual Report on Form 10-K for the period ended December 31, 2003 and GMAC's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a diluted basis.
   GM presents separate supplemental financial information for the following businesses: Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO).
   GM's reportable operating segments within its Auto & Other business consist of:

o     GM Automotive (GMA), which is comprised of four regions: GM North America
      (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP); and
o Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 RESULTS OF OPERATIONS

 Consolidated Results

   GM's total net sales and revenues were $49.1 billion and $45.9 billion for the second quarter of 2004 and 2003, respectively, and GM's net income was $1.3 billion and $901 million for the second quarter of 2004 and 2003, respectively. Total net sales and revenues were $96.8 billion and $92.9 billion for the six months ended June 30, 2004 and 2003, respectively, and net income was $2.6 billion and $2.4 billion for the same periods.

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                ----------------------------------------
                                  2004      2003      2004      2003
                                  ----      ----      ----      ----
                                         (dollars in millions)
Total net sales and revenues    $49,148   $45,881   $96,833   $92,932
Income from continuing
  operations                     $1,341      $879    $2,621    $2,416
Net income                       $1,341      $901    $2,621    $2,384
Net margin from continuing
  operations                        2.7%      1.9%      2.7%      2.6%

   The increase of $3.3 billion in second quarter 2004 total net sales and revenues, compared with second quarter 2003, was due to increases in GMA revenue of $2.9 billion, primarily driven by higher wholesale unit sales across all regions and overall favorable pricing, and increases in FIO revenue of $408 million. The increase of $3.9 billion in year-to-date 2004 total net sales and revenues compared to the year-earlier period was due to higher GMA revenue of $4.2 billion, led by increases in GMLAAM and GME, and increases in FIO revenue of $720 million. Total net sales and revenues in Other Operations for the six months ended June 30, 2003 decreased $1.0 billion, primarily due to the gain on sale of GM Defense in the first quarter of 2003.
   Consolidated net income increased $440 million to $1.3 billion in the second quarter of 2004, compared to the second quarter of 2003. GMA net income increased $389 million in the second quarter of 2004 over the year-earlier quarter due to higher net income in three of four regions, while GME incurred increased net losses. GMA net income in the second quarter of 2003 included an estimated loss of $168 million after-tax from damage and lost production due to a tornado that struck GM's Oklahoma City Car Assembly plant. GMAC had second quarter net income of $860 million in 2004, compared to $834 million in the second quarter of 2003. In addition, tax benefits associated with the Medicare legislation enacted in the U.S. in the first quarter of 2004 had a favorable effect on consolidated net income, and contributed to the Corporation's reduced effective tax rate of 21% compared to 26% in the second quarter of 2003.
   Net income for the six months ended June 30, 2004 increased $237 million compared with the year-earlier period. Income increased in all automotive regions except GME, as did GMAC net income. Net income for the six months ended June 30, 2003 included a gain of $505 million from the sale of GM's Defense operations to General Dynamics Corporation in the first quarter of 2003, recorded in Other, as well as the estimated loss of $168 million in GMA noted above.
   Net income for the quarter and six months ended June 30, 2003 included income of $22 million and a loss of $32 million, respectively, from Hughes Electronics Corporation (Hughes), classified as income (loss) from discontinued operations.

Second quarter 2004 highlights included:

o     Net income growth in three of four automotive regions;
o     Record quarterly net income at GMAC; and
o Continued improvement in North American manufacturing productivity and product quality as measured by independent surveys.

GM Automotive Financial Review

   GMA's total net sales and revenues were $41.1 billion and $38.2 billion for the second quarter of 2004 and 2003, respectively, and GMA's net income was $529 million and $140 million for the second quarter of 2004 and 2003, respectively. Total net sales and revenues were $81.2 billion and $77.0 billion for the six months ended June 30, 2004 and 2003, respectively, and net income was $1.1 billion and $686 million for the same periods.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                               Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                               --------------------------------------
                                 2004     2003      2004     2003
                                 ----     ----      ----     ----
                                       (dollars in millions)

GMA total net sales and
  revenues                     $41,125  $38,247   $81,203  $77,024
GMA net income                    $529     $140    $1,140     $686
GMA net margin                     1.3%     0.4%      1.4%     0.9%

Net income (loss) by region
GMNA                              $328      $83      $779     $631
GME                                (45)      (3)     (161)     (68)
GMLAAM                              10     (103)       11     (115)
GMAP                               236      163       511      238
                                   ---      ---    ------      ---
     Net income                   $529     $140    $1,140     $686
                                   ===      ===     =====      ===

GM global market share            14.7%    14.9%     14.1%    14.2%

    The increase of $2.9 billion in second quarter 2004 total net sales and revenues, compared with the second quarter of 2003, was the result of increased revenues in all regions, in conjunction with a 5.3% increase in global production volume. GM's global market share was 14.7% and 14.9% for the second quarter of 2004 and 2003, respectively. Market share gains were recognized in three out of four automotive regions (see discussion below under each region) with GMNA posting a one percentage-point decline, to 26.2%. As GM introduces several new models for 2004 and overall economic conditions improve, GM's goal is to achieve market share growth in all regions during 2004.
   GMA's second quarter 2004 net income was $529 million, an increase of $389 million compared with the second quarter of 2003. The increase was due primarily to higher net income at GMNA and GMLAAM. Favorable pricing and material cost savings were partially offset by higher GMNA recall campaigns and less favorable product mix.
   For the six months ended June 30, 2004, GMA's total net sales and revenues increased $4.2 billion over the year-earlier period, with increases in all regions except GMNA, which was essentially flat. Over the same period, GMA net income increased $454 million to $1.1 billion, with increases at GMNA and GMLAAM, higher equity earnings at GMAP, and increased losses at GME.

   GM Automotive Regional Results

GM North America
                               Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                               --------------------------------------
                                  2004     2003      2004     2003
                                  ----     ----      ----     ----
                                        (dollars in millions)
  GMNA net income                 $328      $83     $779     $631
  GMNA net margin                  1.1%     0.3%       1.3%   1.1%

Wholesale sales                        (volumes in thousands)
  Cars                             611      589    1,195    1,187
  Trucks                           837      844    1,636    1,684
                                 -----    -----    -----    -----
   Total GMNA                    1,448    1,433    2,831    2,871
                                 =====    =====    =====    =====

Vehicle unit sales
  Industry - North America       5,391    5,309   10,066    9,783
  GM as a percentage of
    industry                      26.2%    27.2%    26.3%    26.7%

  GMNA revenue per unit
    (dollars)                  $18,801  $18,565

  Industry - U.S.                4,597    4,541    8,591    8,362
  GM as a percentage of
    industry                      26.7%    27.9%    26.7%    27.3%
  GM cars                         23.5%    24.8%    24.6%    24.9%
  GM trucks                       29.4%    30.4%    28.4%    29.4%
  GM dealer inventories -
    U.S. (units in thousands)    1,367    1,248


   North American industry vehicle unit sales increased slightly to 5.4 million in the second quarter of 2004 from 5.3 million in the second quarter of 2003, while GMNA's market share decreased by 1.0 percentage point to 26.2% in the

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES second quarter of 2004, compared to 27.2% in the second quarter of 2003.
   During the second quarter of 2004, industry vehicle unit sales in the United States increased to 4.6 million units from 4.5 million units in the second quarter of 2003. GM's U.S. market share decreased by 1.2 percentage points to 26.7%, compared to the second quarter of 2003. U.S. car market share fell by 1.3 percentage points to 23.5%, while U.S. truck market share declined to 29.4%, down 1.0 percentage point.
   Net income from GMNA totaled $328 million and $83 million in the second quarter of 2004 and 2003, respectively. The increase in GMNA's 2004 second-quarter net income compared to 2003 was primarily due to material cost savings and improved price, including improved auction results for off-lease vehicles, partially offset by unfavorable product mix and recall campaigns.
   North American industry vehicle unit sales increased 2.9% to 10.1 million in the first six months of 2004 from 9.8 million in the first six months of 2003, while GMNA's market share decreased by 0.4 percentage point to 26.3% in 2004 year-to-date, compared to 26.7% in 2003.
   For the first six months of 2004, industry vehicle unit sales in the United States increased 2.7% to 8.6 million units from 8.4 million units in the year-earlier period. GM's 2004 year-to-date U.S. market share decreased by 0.6 percentage point, compared to 2003, to 26.7%. U.S. car market share fell by 0.3 percentage point to 24.6%, while U.S. truck market share declined to 28.4%, down
1.0 percentage point from 2003. As GM continues to introduce new models in North America during 2004, GM's goal remains to increase market share in the United States and North America during 2004.
   For the six months ended June 30, 2004, GMNA's net income increased $148 million, to $779 million, primarily due to continued material cost savings and improved price in the second quarter, partially offset by unfavorable mix, lower production in the first quarter, and higher recall expense.
   Vehicle revenue per unit was $18,801 for the second quarter of 2004, compared with $18,565 for the second quarter of 2003. The increase of $236 per unit was primarily due to year-over-year invoice price increases and improved auction results for off-lease vehicles, partially offset by negative mix.
   Two major independent survey organizations recognized GMNA's continued progress in important measures of quality and productivity. The 2004 J.D. Power and Associates Initial Quality Study reported that GMNA's products achieved a 10% improvement in initial quality overall compared to 2003, and named Cadillac as the top luxury-car brand for initial quality. The Harbour Report North America 2004 indicated that GM improved its North American manufacturing productivity 5.2% over 2003.

GM Europe
                               Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                               --------------------------------------
                                  2004     2003      2004     2003
                                  ----     ----      ----     ----
                                        (dollars in millions)
  GME net loss                    $(45)     $(3)   $(161)    $(68)
  GME net margin                  (0.6%)      -     (1.0%)   (0.5%)

Wholesale sales                        (volumes in thousands)
  Cars                             455      424      864      825
  Trucks                            22       23       46       49
                                   ---     ----     ----     ----
   Total GME                       477      447      910      874
                                   ===      ===      ===      ===

Vehicle unit sales
  Industry                       5,511    5,146   10,857   10,112
  GM as a percentage of
    industry                       9.8%     9.4%     9.6%     9.5%

GM market share - Germany         10.8%    10.4%    10.7%    10.7%
GM market share - United Kingdom  13.9%    13.2%    14.0%    13.8%

   Industry vehicle unit sales increased in Europe during the second quarter of 2004 by approximately 7% to 5.5 million, from 5.1 million in the second quarter of 2003, with strong year-over-year growth in central and eastern Europe, and moderate growth in western Europe. GM's market share in Europe increased 0.4 percentage point to 9.8% over the same period, led by gains in GM's two largest markets in Europe. GM's market share was 10.8% in Germany, a 0.4 percentage point increase versus the second quarter of 2003, and 13.9% in the United Kingdom, an increase of 0.7 percentage point over the second quarter 2003. Market share also improved in the smaller eastern and central European markets.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Net loss from GME totaled $45 million and $3 million in the second quarter of 2004 and 2003 respectively. The greater loss in 2004 is primarily due to increasing price pressure, higher structural costs, mainly related to the launch of the new Astra, and continuing restructuring costs related to GM's share of its powertrain joint venture with Fiat Auto S.p.A. (Fiat Auto). In addition, the relative strength of the Swedish krona against the U.S. dollar continued to negatively affect GME's results. These unfavorable factors were partially offset by reduced material cost.
   For the first six months of 2004, the European industry trends noted above generally held, with industry vehicle unit sales showing more than 7% growth to
10.9 million units in 2004, and stronger year-over-year increases in the central and eastern regions than in western Europe. GM's market share in Europe for the first six months of 2004 showed smaller gains over 2003 levels than for the second quarter, up 0.1 percentage point to 9.6%. GM's share was flat in Germany, at 10.7%, and increased 0.2 percentage point in the U.K. to 14.0%.
   For the six months ended June 30, 2004, GME's net loss increased $93 million to $161 million, again primarily due to intense price pressure and foreign exchange losses, partially offset by material cost savings.

GM Latin America/Africa/Mid-East
                               Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                               --------------------------------------
                                  2004     2003      2004     2003
                                  ----     ----      ----     ----
                                         (dollars in millions)
  GMLAAM net income (loss)         $10    $(103)     $11    $(115)
  GMLAAM net margin                0.5%    (9.2%)    0.3%    (5.3%)

Wholesale sales                         (volumes in thousands)
  Cars                             135       96      263      192
  Trucks                            41       26       81       51
                                   ---      ---      ---      ---
   Total GMLAAM                    176      122      344      243
                                   ===      ===      ===      ===

Vehicle unit sales
  Industry                         999      831    1,970    1,679
  GM as a percentage of
    industry                      17.4%    15.6%    17.0%    15.6%

GM market share - Brazil          23.5%    23.0%    23.5%    23.3%

   Industry vehicle unit sales in the LAAM region increased over 20% in the second quarter of 2004, to 999 thousand units, compared to the second quarter of 2003. Industry sales in Brazil, where GM is the market leader, increased 17% over low, recessionary levels in 2003, and Argentina and Venezuela's industries showed significant improvement. Overall, GMLAAM's market share for the region was up 1.8 percentage points, to 17.4% in the second quarter of 2004.
   Industry vehicle unit sales in the LAAM region increased over 17% in the first six months of 2004, to 2.0 million units, compared to 1.7 million in the same period of 2003. Overall, GMLAAM's market share for the region was up 1.4 percentage points, to 17.0% for the first half of 2004.
   GMLAAM earned net income of $10 million in the quarter, up from a loss of $103 million in the second quarter of 2003. For the six-month periods ended June 30, 2004 and 2003, GMLAAM's results were net income of $11 million and net loss of $115 million, respectively. Overall, the improvement in 2004 was the result of favorable pricing and volume and mix improvements, which more than offset increased costs. Effective January 1, 2004, GM increased its ownership of Delta Motor Co. in South Africa to 100%, from 49% previously, moving from the equity method of accounting to full consolidation. The company is now known as General Motors South Africa.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Financial Review (concluded)

GM Asia Pacific
                               Three Months Ended   Six Months Ended
                                    June 30,           June 30,
                               --------------------------------------
                                  2004     2003      2004     2003
                                  ----     ----      ----     ----
                                         (dollars in millions)
  GMAP net income                 $236     $163     $511     $238
  GMAP net margin                 13.9%    12.9%    15.5%     9.9%

Wholesale sales                          (volumes in thousands)
  Cars                              48       50       95      101
  Trucks                            23       19       38       30
                                    --       --      ---      ---
   Total GMAP                       71       69      133      131
                                    ==       ==      ===      ===

Vehicle unit sales
  Industry                       4,053    3,769    8,617    7,898
  GM as a percentage of
    industry                       5.4%     4.8%     5.0%     4.6%

GM market share - China            9.2%     7.4%     9.2%     7.7%
GM market share - Australia       19.3%    20.5%    19.7%    20.6%

   Industry vehicle unit sales in the Asia Pacific region increased more than 7% in the second quarter of 2004, to 4.1 million units, from 3.8 million units in the second quarter of 2003. The greatest increase in volume was in China, where sales increased to 1.3 million from 1.1 million units. GMAP increased its retail sales (including affiliates) in the Asia Pacific region more than 21% in the period, to 220 thousand units from 181 thousand in 2003, which drove GMAP's second quarter 2004 market share to 5.4%, from 4.8% in the second quarter of 2003. GMAP's market share in China increased to 9.2% in the second quarter of 2004, from 7.4% in the second quarter of 2003.
   For the first six months of 2004, industry vehicle unit sales in the Asia Pacific region increased 719 thousand units, more than 9%, to 8.6 million. GM's retail sales (including affiliates) over the same period increased almost 21%, from 360 thousand in 2003 to 435 thousand in 2004. GM's first-half 2004 Asia Pacific market share increased to 5.0%, up 0.4 percentage point from the first six months of 2003. GM's share in China increased to 9.2% from 7.7% over the same period.
   Net income from GMAP was $236 million and $163 million in the second quarters of 2004 and 2003, respectively. For the six months ended June 30, 2004, GMAP's net income increased $273 million to $511 million. The increase in GMAP's 2004 net income, compared with the corresponding periods of 2003, was primarily due to strong equity earnings from Shanghai GM and equity investees in Japan, as well as improved earnings at GM operations in Thailand and India, and lower losses at GM Daewoo Auto & Technology Company in South Korea.
   In June 2004, GM announced plans to increase the investment in its joint ventures in China by $3 billion, pending approval by the Chinese government, over the next three years. The funding for these investments is expected to be generated by profits of the operations. The funds will be used to introduce new vehicles and powertrains, increase manufacturing capacity, and create new engineering and design facilities.

Other Operations

   In the first six months of 2003, Other Operations' total net sales and revenues included a pre-tax gain of approximately $814 million, or approximately $505 million after-tax ($0.90 per diluted share), related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation on March 1, 2003. The sale generated net proceeds of approximately $1.1 billion in cash.

Discontinued Operations

   In December 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to The News Corporation Ltd. (News Corporation) in exchange for cash and News Corporation Preferred American Depositary Shares. These transactions are referred to as "the Hughes transactions."
   As of the completion of the Hughes transactions on December 22, 2003, the results of operations, cash flows, and the assets and liabilities of Hughes were classified as discontinued operations for all periods through such date presented in GM's consolidated financial statements. See Note 2 to the 2003 Consolidated Financial Statements for further discussion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's net income was $860 million and $834 million in the second quarter of 2004 and 2003, respectively. Net income for the second quarter of 2004 was GMAC's highest ever for a quarter. Net income for the six-month periods ended June 30, 2004 and 2003 was $1.6 billion and $1.5 billion, respectively.

                        Three Months Ended   Six Months Ended
                             June 30,           June 30,
                        -------------------------------------
                           2004      2003      2004      2003
                           ----      ----      ----      ----
                                    (in millions)

Financing                  $452      $396      $894      $698
Mortgage                    333       415       586       786
Insurance                    75        23       166        49
                            ---       ---     -----     -----
   Net income              $860      $834    $1,646    $1,533
                            ===       ===     =====     =====

   Net income from financing operations totaled $452 million and $396 million in the second quarter of 2004 and 2003, respectively, and $894 million and $698 million for the first six months of 2004 and 2003, respectively. The increase in net income for 2004, compared with 2003, was primarily due to lower credit loss provisions and improved remarketing results for off-lease vehicles, which more than offset the unfavorable effect of lower net interest margins. The lower level of loss provisions reflects an improvement in the credit quality of the consumer automotive loan portfolio, resulting from a general improvement in the U.S. economy and stabilizing loss severity trends helped by strengthening in the used car market. During the second quarter of 2004, remarketing results of off-lease vehicles continued to improve, with the average gain per vehicle increasing from $148 in 2003 to $587 per vehicle in 2004.
   Net income from mortgage operations was $333 million and $415 million in the second quarter of 2004 and 2003, respectively, and $586 million and $786 million for the six month periods ending June 30, 2004 and 2003, respectively. The decrease in net income in 2004, compared with 2003, was primarily due to lower mortgage volume versus the prior year and decreased pricing margins, somewhat offset by higher earning assets. The lower volume, coupled with decreased pricing margins and growth in residential mortgages loans held as collateral for secured financings, resulted in significant year-over-year decreases in gains on sales of loans for both the second quarter and six months ended June 30, 2004.
   Net income from insurance operations totaled $75 million and $23 million in the second quarter of 2004 and 2003, respectively, and $166 million and $49 million for the first six months of 2004 and 2003, respectively. The increase in net income in 2004, compared with 2003, was primarily due to favorable underwriting results and net capital gains in the investment portfolio instead of the net capital losses realized in 2003, which included the write down of certain investment securities.

2004 Priorities / Targets

   With respect to GM's previously reported operating priorities and financial targets for 2004:
   o GM's estimate of 2004 calendar-year earnings per share of $7.00, at current dilution levels, remains unchanged,
   o Third quarter 2004 earnings per share are expected to be between $0.75 and $1.00, at current dilution levels;
   o GM's goal to increase market share in all regions is on track, except for GMNA;
   o For the calendar year:
       o GMNA is expected to earn between $1.0 billion and $1.4 billion;
       o GME is expected to incur a net loss;
       o GMLAAM is expected to lose between $(100) million and $(200) million;
       o GMAP is expected to earn between $700 million and $800 million; and
       o GMAC is expected to earn more than $2.0 billion; and
   o GM expects a lower effective tax rate in the second half of 2004 due to settlements of prior years' tax matters.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the second quarter of 2004, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's and GMAC's need for financial flexibility. On April 16, 2004 Standard & Poor's affirmed GMAC's rating at BBB with negative outlook and on May 7, 2004 affirmed GM's rating at BBB with negative outlook. On April 22, 2004 DBRS affirmed GM's and GMAC's ratings at A (low), with a rating outlook of stable. On April 29, 2004

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Financing Structure (concluded)

Moody's affirmed GM's and GMAC's ratings at Baa1 and A3 respectively, with a rating outlook of negative. On May 4, 2004 Fitch affirmed GM's and GMAC's ratings at BBB+ with negative outlook. These rating actions are not expected to have a material effect on GM's and GMAC's ability to obtain bank credit or to sell term debt or asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility. The table below summarizes GM's and GMAC's credit ratings as of June 30, 2004.

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

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. GM also has an additional $0.8 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.7 billion. Similarly, GMAC currently has a $4.6 billion syndicated line of credit committed through June 2005, $4.3 billion committed through June 2008, $4.3 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $20.4 billion. In addition, New Center Asset Trust (NCAT) has $19.5 billion of liquidity facilities committed through June 2005. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2005. NCAT and MINT are qualified special purpose entities administered by GMAC for the purpose of purchasing assets as part of GMAC's securitization and mortgage warehouse funding programs. These entities fund the purchase of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Corporation. GMAC also has $53 billion in funding commitments (with $26 billion used) with third parties (including third party asset-backed commercial paper conduits) that may be used as additional secured funding sources.

Automotive and Other Operations

   At June 30, 2004, cash, marketable securities, and $3.5 billion of short-term assets of the Voluntary Employees' Beneficiary Association (VEBA) trust totaled $25.0 billion, compared with $26.9 billion at December 31, 2003 and $23.7 billion at June 30, 2003. The decrease of approximately 7% from December 31, 2003 was primarily due to $5.0 billion of VEBA cash contributions in the first quarter and a $0.3 billion cash contribution to certain GM of Canada Ltd. pension plans in the second quarter of 2004, partially offset by operating cash flow generation and net debt issuances. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $15.9 billion at June 30, 2004, $10.0 billion at December 31, 2003, and $6.7 billion at June 30, 2003.
   Long-term debt was $29.8 billion at June 30, 2004, $29.6 billion at December 31, 2003, and $15.6 billion at June 30, 2003. The increase from June 30, 2003 is primarily due to debt issuances of $0.7 billion in the second quarter of 2004 and $13.5 billion in the third quarter of 2003. The proceeds from the 2003 issuances of debt securities were used to fund GM's U.S. hourly and salaried pension plans. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 83.8% at June 30, 2004, 85.2% at December 31, 2003, and 247.8% at June 30, 2003. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 84.9% at June 30, 2004, 86.3% at December 31, 2003, and 217.8% at June 30, 2003. The decrease in these ratios compared to June 30, 2003 was due to the improvement in GM's net asset position resulting from the improved funded status of GM's U.S. hourly and salaried pension plans.
   Net liquidity, calculated as cash, marketable securities, and $3.5 billion of short-term assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $7.4 billion at June 30, 2004, compared with a negative $5.5 billion at December 31, 2003, and compared to $6.5 billion, including $3.4 billion of short-term assets of the VEBA, at June 30, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (concluded)

Financing and Insurance Operations

   At June 30, 2004, GMAC's consolidated assets totaled $297.0 billion, compared with $288.2 billion at December 31, 2003 and $258.6 billion at June 30, 2003. The increase from December 31, 2003 was primarily due to an increase in net finance receivables and loans, from $174.3 billion at December 31, 2003 to $191.7 billion at June 30, 2004, driven by increases in residential mortgages and wholesale automotive receivables. The increase in GMAC's consolidated assets at June 30, 2004 compared with June 30, 2003 was also due to higher net finance receivables and loans, primarily residential mortgages. The higher mortgage balances are primarily the result of the increased use of securitizations structured as financing transactions. The increase in wholesale automotive receivables outstanding is primarily due to higher dealer inventories.
   Consistent with the growth in assets, GMAC's total debt increased to $245.1 billion at June 30, 2004, compared with $238.9 billion at December 31, 2003 and $210.2 at June 30, 2003. GMAC's ratio of total debt to total stockholder's equity at June 30, 2004 was 11.1:1, compared with 11.8:1 at December 31, 2003, and 10.7:1 at June 30, 2003. GMAC's liquidity, as well as its ongoing profitability, in large part depends on its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $57 billion at June 30, 2004, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC has $53 billion in funding commitments (with $26 billion used) through a variety of committed facilities with third parties (including third party asset- backed commercial paper conduits) that GMAC's Financing and Mortgage operations may use as additional secured funding sources.

Investment in Fiat Auto Holdings (FAH)

   At the April 23, 2003, Annual General Shareholders Meeting of FAH, FAH adopted a euro 5 billion recapitalization plan that provides shareholders the option to make pro-rata capital contributions over the eighteen months following adoption of the plan. When the plan was adopted, Fiat S.p.A. (Fiat) held 80% of FAH and GM 20%. Fiat participated in the recapitalization by making a euro 3 billion contribution, which FAH used to repay inter-company debts owed to Fiat or its affiliates. Currently, GM does not plan to participate. Due to Fiat's participation in the recapitalization, and GM's non-participation, Fiat has reported that GM's interest in FAH has been reduced from 20% to 10%.
   When originally entered into in March of 2000, the Master Agreement between GM and Fiat provides that, from January 24, 2004 to July 24, 2009, Fiat could seek to exercise a put option (the Put) to require GM to purchase Fiat's FAH shares at their fair market value. Whether and when Fiat may seek to exercise the Put is unknown. GM has asserted to Fiat that the sale of certain assets of the financing business of Fiat Auto S.p.A. (Fiat Auto) and the recapitalization of FAH represent material breaches of the Master Agreement, with the result that the Put is unenforceable. Fiat has stated that it believes that the Put is enforceable in accordance with the terms of the Master Agreement. Notwithstanding these different views, GM and Fiat are continuing to build on the cooperation the parties have worked on for the past several years in the joint ventures and other cooperative contractual arrangements they have entered into which are independent of the Master Agreement.
   Fiat and GM entered into a standstill agreement on October 26, 2003, the provisions of which enable GM to defer until December 15, 2004, the necessity of electing the remedy of termination of the Master Agreement, and with it the Put, without such deferral prejudicing the right of GM to elect that remedy after December 15, 2004. On October 26, 2003, Fiat and GM also entered into an amendment to the Master Agreement that shifts the Put period by one year, so that it begins on January 24, 2005 and runs to July 24, 2010. Fiat has stated that it does not intend to renew the standstill agreement. Discussions on these topics are continuing between the two companies.
   If the Put were implemented, the fair market value of FAH shares would be determined by the averaging of the three closest of four valuations that would be prepared by four investment banks after conducting due diligence under procedures set forth in the Master Agreement and based upon terms and conditions to be incorporated in a purchase agreement which, at this time, the parties have not prepared. Unless such a process and valuation is completed, the amount, if any, that GM might have to pay for Fiat's FAH shares if there were to be a valid exercise of the Put, is not quantifiable.
   If there were a valid exercise of the Put, GM would have the option to pay for Fiat's FAH shares entirely in shares of GM $1-2/3 par value common stock, entirely in cash, or in whatever combination thereof GM may choose. Under such circumstances, if and to the extent GM chose to pay in cash, that portion of the purchase price could be paid to Fiat in four installments over a three-year period and GM would expect to fund any such payments from normal operating cash flows or financing activities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Investment in Fiat Auto Holdings (FAH) (concluded)

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

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet arrangements where economics and sound business principles warrant their use. GM's principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets by GMAC and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist principally of trade receivables.
   In addition, GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent lessors that GM believes are creditworthy. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM.
   There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities and each is owned by institutions that are independent of, and not affiliated with, GM. GM believes that no officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such entities.
   The amounts outstanding in off-balance sheet facilities used by the Financing and Insurance Operations have decreased since December 31, 2003 as GMAC continues to use securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and are recorded as receivables and debt on the balance sheet.

Assets in off-balance sheet entities were as follows (dollars in millions):
                                            June 30,  Dec. 31,  June 30,
Automotive and Other Operations               2004      2003      2003
-------------------------------               ----      ----      ----
Assets leased under operating leases         $2,293    $2,287    $2,141
Trade receivables sold (1)                      910       759       742
                                              -----     -----     -----
      Total                                  $3,203    $3,046    $2,883
                                              =====     =====     =====

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
      - Mortgage loans                      $82,852   $80,798  $106,415
      - Retail finance receivables            7,072     9,548    13,436
      - Wholesale finance receivables        17,231    21,142    17,422
                                            -------   -------   -------
      Total                                $107,155  $111,488  $137,273
                                            =======   =======   =======

(1) In addition, trade receivables sold to GMAC were $456 million, $578 million and $470 million for the periods ended June 30, 2004, December 31, 2003, and June 30, 2003, respectively.

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $49.18 at June 30, 2004, $44.96 at December 31, 2003, and $13.27 at June 30,
2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
DIVIDENDS

   Dividends may be paid on GM's $1-2/3 par value common stock only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on common stock will be reduced on occasion by dividends paid and will be adjusted on occasion for changes to the amount of surplus attributed to the stock resulting from the repurchase or issuance of shares of stock.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 4, 2004, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid June 10, 2004, to holders of record on May 14, 2004.

EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned
subsidiaries at June 30, (in thousands)              2004     2003
                                                     ----     ----

  GMNA                                                186      192
  GME                                                  62       64
  GMLAAM *                                             27       23
  GMAP                                                 14       13
  GMAC                                                 33       31
  Other                                                 5        7
                                                      ---      ---
   Total employees                                    327      330
                                                      ===      ===


                                      Three Months Ended  Six Months Ended
                                           June 30,           June 30,
                                      ------------------------------------
                                        2004      2003     2004     2003
                                        ----      ----     ----     ----

Worldwide payrolls - (in billions)      $5.5      $5.1    $11.0    $10.4
                                         ===       ===     ====     ====

* 2004 includes 3,000 employees as a result of the increase in ownership of GM South Africa from 49% to 100%.

CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM's accounting policies are described in Note 1 to the 2003 Consolidated Financial Statements. Critical accounting estimates are described in this section, as follows. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates could reasonably have been used; or if changes in the estimate that would have a material impact on the Corporation's financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

NEW ACCOUNTING STANDARDS

   In July 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) announced that it had reached a tentative consensus with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The EITF's tentative consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in diluted earnings per share computations (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, "Earnings Per Share - an amendment of FASB Statement No. 128." This Exposure Draft requires contracts that contain an option to settle in cash or stock be assumed to settle in stock for diluted earnings per share computations. If these proposals become effective, they could require GM to include an additional 146.7 million shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense) in

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS (concluded)

its computation of diluted earnings per share for the year ending December 31, 2004 and subsequent years. Depending upon the text of any final changes in applicable accounting principles and their effect on GM, GM may be required to restate prior period earnings per share and amounts presented for comparative purposes.
   GM currently has $8.1 billion of outstanding contingently convertible securities. GM has the option of unilaterally and irrevocably waiving, or giving up, its right (the waiver option) to use stock to settle the principal amount of the securities, and commit to settle the principal amount of the securities in cash, if holders ever choose to convert the securities or require GM to repurchase them. If GM were to give up its right to settle the principal amount using stock, it would nevertheless retain the right to use either cash or stock to settle any amount that might become due to security holders in excess of the principal amount (the in-the-money amount).
   If GM chooses to implement its waiver option, GM's fully diluted earnings per share would be affected only at such time in the future as and when GM's stock price were to rise above the conversion prices specified for the various series of securities GM has issued. The level of dilution would be equal to the number of shares needed to satisfy the in-the-money amount. Under such circumstances, GM's earnings per share would not experience any dilution at today's stock price. Management of the Corporation has recommended to the Board of Directors that the Corporation elect to employ the waiver option described above in the event that the FASB adopts either of the proposals.
   See Note 9 to the consolidated financial statements for a discussion of GM's convertible securities.

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed or furnished by GM with the SEC on Form 8-K, and in related comments by management of GM our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports that GM may file or furnish with the SEC on Form 8-K:
   . Changes in economic conditions, currency exchange rates or political stability;
   . Shortages of and price increase for fuel, labor strikes or work stoppages, market acceptance of the Corporation's new products;
   . Significant changes in the competitive environment
   . Changes in the laws, regulations, and tax rates; and . The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.

                                  * * * * * * *


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

                                  * * * * * * *


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

(a) There were no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended June 30, 2004, or subsequent thereto, but before the filing of this report.





                                * * * * * * * * *


ITEM 2(e).  Purchases of Equity Securities

GM made the following purchases of GM $1-2/3 par value common stock during the three months ended June 30, 2004:

                                                                (d)Maximum
                                                                   Number (or
                                                                   Approximate
                                                                   Dollar Value)
                                                                   of Shares
                                               (c)Total Number     (or Units)
                                                  of Shares (or    that May Yet
                (a) Total      (b) Average        Units)Purchased  Be Purchased
                    Number of      Price          as Part of       Under the
                    Shares (or     Paid           Publicly         Plans
                    Units          per Share      Announced Plans   or
Period              Purchased)     (or Unit)      or Program       Programs
--------------------------------------------------------------------------------
April 1 to
  April 30             2,207         $49.38            NA              NA

May 1 to May 31          527         $42.63            NA              NA
June 1 to June 30      1,011         $47.34            NA              NA
--------------------------------------------------------------------------------
Total                  3,745         $47.85            NA              NA
--------------------------------------------------------------------------------

                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) The annual meeting of stockholders of the Registrant was held on June 2, 2004.

     At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                       2004 General Motors Annual Meeting
                              Final Voting Results
                        (Common Stock, $1-2/3 Par Value)

Proposal                                                     Voting Results
--------                                                ---------------------
                                                        Votes        Percent
                                                        -----        -------

Item No. 1
      Nomination and Election of Directors

      The Judges subscribed and delivered a certificate reporting that the following nominees for directors had received the number of votes* set opposite their respective names.

         Percy N. Barnevik             For          449,892,523       97.4%
                                       Withheld      11,859,760        2.6
         John H. Bryan                 For          427,974,436       92.7
                                       Withheld      33,777,847        7.3
         Armando M. Codina             For          449,981,360       97.5
                                       Withheld      11,770,923        2.5
         George M. C. Fisher           For          429,910,161       93.1
                                       Withheld      31,842,122        6.9
         Karen Katen                   For          429,991,943       93.1
                                       Withheld      31,760,340        6.9
         Kent Kresa                    For          447,313,272       96.9
                                       Withheld      14,439,011        3.1
         Alan G. Lafley                For          447,356,755       96.9
                                       Withheld      14,395,528        3.5
         Philip A. Laskawy             For          450,049,994       97.5
                                       Withheld      11,702,289        2.5
         E. Stanley O'Neal             For          441,301,510       95.6
                                       Withheld      20,450,773        4.4
         Eckhard Pfeiffer              For          449,903,239       97.4
                                       Withheld      11,849,044        2.6
         G. Richard Wagoner, Jr.       For          448,131,986       97.1
                                       Withheld      13,620,297        2.9


         In addition, 1,289 votes were cast                            0.0
         for each of the following:
         John Chevedden, James Dollinger,
         William Dean Fitzpatrick,
         Lucy Kessler, John Lauve,
         Louis Lauve III, Steve Mahac,
         Erik Nielsen, Larry Parks,
         Danny Taylor, William L. Walde,
         William Woodward, M.D.


Item No. 2
      A proposal for stockholders      For          443,761,806       96.1
      to ratify the selection by       Against        9,381,402        2.0
      the Audit Committee with         Abstain        8,609,075        1.9
      concurrence by the Board of
      Directors of Deloitte &
      Touche LLP as independent
      public accountants for the
      year 2004.


Item No. 3
      A stockholder proposal to        For           21,871,790        6.0
      eliminate awarding, repricing,   Against      334,744,414       91.0
      or renewingstock options.        Abstain       11,092,659        3.0

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Proposal                                                     Voting Results
--------                                                ---------------------
                                                        Votes        Percent
                                                        -----        -------
Item No. 4
      A stockholder proposal to        For           21,036,347        5.7
      consider deleting all rights,    Against      335,475,046       91.2
      options, SARs, and severance     Abstain       11,197,470        3.1
      payments to top management
      after expiration of existing
      plans or commitments.


Item No. 5
      A stockholder proposal to        For           48,646,964       13.2
      require  an independent          Against      308,215,225       83.8
      director separate from the       Abstain       10,846,674        3.0
      chief executive officer to
      serve as chairman of the
      Board of Directors.


Item No. 6
      A stockholder proposal that      For           39,693,240       10.8
      only strictly independent        Against      316,927,931       86.2
      directors are nominated          Abstain       11,087,692        3.0
      to key Board committees.


Item No. 7
      A stockholder proposal that      For           23,260,630        6.3
      GM report by August 2004         Against      308,275,227       83.8
      estimated total greenhouse       Abstain       36,173,006        9.9
      gas emissions from its products,
      how GM will be competitive
      in light of regulatory
      requirements, and how GM can
      reduce greenhouse gas
      emissions from its vehicles.

Item No. 8
      A stockholder proposal           For           85,091,772       23.1
      requesting stockholder           Against      270,813,188       73.7
      approval of future golden        Abstain       11,803,903        3.2
      parachutes for senior
      executives, which would apply
      to benefits exceeding 200%
      of base salary and bonus.

Item No. 9
      A stockholder proposal that      For           29,543,362        8.0
      senior executives and            Against      327,226,001       89.0
      directors hold throughout        Abstain       10,939,500        3.0
      their tenure at least half of
      all GM shares obtained by
      exercising stock options.



                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit                                                                   Page
Number      Exhibit Name                                                  Number
-----       ------------                                                  ------

(31.1)      Section 302 Certification of the Chief Executive Officer         37
(31.2)      Section 302 Certification of the Chief Financial Officer         38
(32.1)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                  39
(32.2)      Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                  40


(b) Reports on Form 8-K
   Nine reports on Form 8-K, were filed April 1, 2004, April 20, 2004* (2), April 29, 2004, May 4, 2004, May 20, 2004, June 2, 2004, June 14, 2004*, and
June 16, 2004*(amendment) during the quarter ended June 30, 2004 reporting matters under Item 5, Other Events, reporting certain agreements under Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

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

Date:  August 5, 2004                By:  /s/PETER R. BIBLE
                                     ---  -----------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)