Form 10-Q
period 2004-09-30
GENERAL MOTORS CORP
filed 2004-11-10
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004


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

         As of October 31, 2004, there were outstanding 564,825,923 shares of the issuer's $1-2/3 par value common stock.

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

                                      INDEX


                                                                      Page No.
                                                                      --------
Part I - Financial Information (Unaudited)

     Item 1.    Financial Statements

                Consolidated Statements of Income for the Three Months
                  and Nine Months Ended September 30, 2004 and 2003         3

                Supplemental Information to the Consolidated
                  Statements of Income for the Three Months and
                  Nine Months Ended September 30, 2004 and 2003             4

                Consolidated Balance Sheets as of September 30, 2004,
                  December 31, 2003, and September 30, 2003                 5

                Supplemental Information to the Consolidated Balance
                  Sheets as of September 30, 2004, December 31, 2003,
                  and September 30, 2003                                    6

                Condensed Consolidated Statements of Cash Flows for
                  the Nine Months Ended September 30, 2004 and 2003         7


                Supplemental Information to the Condensed Consolidated
                  Statements of Cash Flows for the Nine Months Ended
                  September 30, 2004 and 2003                               8

                Notes to Consolidated Financial Statements                  9

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      21

     Item 3.    Quantitative and Qualitative Disclosures About Market
                  Risk                                                     34

     Item 4.    Controls and Procedures                                    34

Part II - Other Information (Unaudited)

     Item 1.    Legal Proceedings                                          35

     Item 2(c). Purchases of equity securities                             35


     Item 6.    Exhibits and Reports on Form 8-K                           36

Signatures                                                                 36

Exhibit 4.1     Second Supplemental Indenture dated as of November 5,
                  2004, between General Motors Corporation and
                  Citibank, N.A., as trustee                               37
Exhibit 4.2     Third Supplemental Indenture dated as of November 5,
                  2004, between General Motors Corporation and
                  Citibank, N.A., as trustee                               40
Exhibit 4.3     Fourth Supplemental Indenture dated as of November 5,
                  2004, between General Motors Corporation and
                  Citibank, N.A., as trustee                               43
Exhibit 31.1    Section 302 Certification of the Chief Executive
                  Officer                                                  46
Exhibit 31.2    Section 302 Certification of the Chief Financial
                  Officer                                                  47
Exhibit 32.1    Certification of the Chief Executive Officer Pursuant
                  to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002            48
Exhibit 32.2    Certification of the Chief Financial Officer Pursuant
                  to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002            49

                                     PART I

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                       -------------      -------------
                                      2004      2003       2004     2003
                                      ----      ----       ----     ----
                               (dollars in millions except per share amounts)

Total net sales and revenues        $44,858   $43,519   $141,691   $136,451
                                     ------    ------    -------    -------
Cost of sales and other expenses 37,177 35,049 115,304 109,863 Selling, general, and
  administrative expenses             4,364     5,576     14,731     16,268
Interest expense                      2,979     2,507      8,560      6,804
                                     ------    ------   --------    -------

  Total costs and expenses           44,520    43,132    138,595    132,935
                                     ------    ------    -------    -------
Income from continuing operations
  before income taxes, equity
  income, and minority interests        338       387      3,096      3,516
Income tax expense                       71       134        650      1,060
Equity income (loss) and minority
  interests                             173       195        615        408
                                        ---       ---      -----      -----

Income from continuing operations       440       448      3,061      2,864
(Loss) from discontinued
  operations (Note 2)                     -       (23)         -        (55)
                                        ---       ---      -----      -----
  Net Income                           $440      $425     $3,061     $2,809
                                        ===       ===      =====      =====

Basic earnings (loss) per share
  attributable to common stocks
  (Note 9)
$1-2/3 par value
  Continuing Operations               $0.78     $0.80      $5.42      $5.11
  Discontinued Operations                 -     (0.01)         -      (0.02)
                                       ----      ----       ----       ----
Earnings per share attributable to
  $1-2/3 par value                    $0.78     $0.79      $5.42     $5.09
                                       ====      ====       ====      ====
(Loss) per share from
  discontinued operations
  attributable to Class H              $  -    $(0.02)      $  -     $(0.04)
                                          =      ====          =       ====

Earnings (loss) per share
  attributable to common stocks
  assuming dilution (Note 9)
$1-2/3 par value
  Continuing Operations               $0.78     $0.80      $5.39      $5.10
  Discontinued Operations                 -     (0.01)         -      (0.02)
                                       ----      ----       ----       ----
Earnings per share attributable to
  $1-2/3 par value                    $0.78     $0.79      $5.39      $5.08
                                       ====      ====       ====       ====

(Loss) per share from discontinued
  operations attributable to Class H   $  -    $(0.02)      $  -     $(0.04)
                                          =      ====          =       ====


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                       -------------      -------------
                                      2004      2003       2004     2003
                                      ----      ----       ----     ----
                                             (dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues        $37,102   $35,845   $118,441   $114,003
                                     ------    ------    -------    -------
Cost of sales and other expenses     34,843    33,133    108,590    104,288
Selling, general, and
  administrative expenses             2,200     2,703      8,380      8,393
                                     ------    ------    -------    -------
  Total costs and expenses           37,043    35,836    116,970    112,681
Interest expense                        622       516      1,780      1,091
Net expense from transactions with
  Financing and Insurance
  Operations                             66        64        133        139
                                        ---       ---        ---        ---
Income (loss) from continuing
  operations before income
  taxes, equity income, and
  minority interests                   (629)     (571)      (442)        92
Income tax (benefit)                   (241)     (240)      (599)      (244)
Equity income (loss) and minority
  interests                             175       153        619        377
                                        ---       ---        ---        ---

Income from continuing operations      (213)     (178)       776        713
(Loss) from discontinued
  operations (Note 2)                     -       (23)         -        (55)
                                        ---       ---        ---        ---
  Net Income - Automotive and
     Other Operations                 $(213)    $(201)      $776       $658
                                        ===       ===        ===        ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                       $7,756    $7,674    $23,250    $22,448
                                      -----     -----     ------     ------
Interest expense                      2,357     1,991      6,780      5,713
Depreciation and amortization
  expense                             1,359     1,398      3,959      4,282
Operating and other expenses          2,171     2,561      6,454      6,842
Provisions for financing and
  insurance losses                      968       830      2,652      2,326
                                      -----     -----     ------     ------
  Total costs and expenses            6,855     6,780     19,845     19,163
                                      -----     -----     ------     ------
Net income from transactions with
  Automotive and Other Operations       (66)      (64)      (133)      (139)
                                      -----     -----     ------     ------
Income before income taxes, equity
  income, and minority interests        967       958      3,538      3,424
Income tax expense                      312       374      1,249      1,304
Equity income (loss) and minority
  interests                              (2)       42         (4)        31
                                        ---      ----      -----      -----
  Net income - Financing and
    Insurance Operations               $653      $626     $2,285     $2,151
                                        ===       ===      =====      =====



The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other
Operations; and (2) Financing and Insurance Operations.


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,             Sept. 30,
                                                 2004     Dec. 31,     2003
                                             (Unaudited)    2003    (Unaudited)
                                             -----------    ----    -----------
                    ASSETS                         (dollars in millions)

Cash and cash equivalents                        $37,589   $32,554     $39,184
Marketable securities                             21,034    22,215      21,368
                                                  ------    ------      ------
  Total cash and marketable securities            58,623    54,769      60,552
Finance receivables - net                        193,282   174,731     161,160
Loans held for sale                               20,116    19,609      19,931
Accounts and notes receivable (less allowances)   17,385    20,532      19,163
Inventories (less allowances) (Note 3)            12,035    10,960      10,936
Assets of discontinued operations (Note 2)             -         -      19,687
Deferred income taxes                             27,219    27,190      38,896
Net equipment on operating leases (less
  accumulated depreciation)                       33,483    32,790      32,564
Equity in net assets of nonconsolidated
  affiliates                                       6,637     6,032       5,780
Property - net                                    37,432    38,211      37,637
Goodwill and Intangible assets - net (Note 4)      4,732     4,760      10,952
Other assets                                      57,691     58,923     17,264
                                                 -------   -------     -------
  Total assets                                  $468,635  $448,507    $434,522
                                                 =======   =======     =======

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)             $26,404   $25,422     $25,052
Notes and loans payable                          290,920   271,756     257,647
Liabilities of discontinued operations (Note 2)        -         -       8,985
Postretirement benefits other than pensions       31,948    36,292      35,841
Pensions                                           7,824     8,024      19,025
Deferred income taxes                              6,134     7,508       6,467
Accrued expenses and other liabilities            77,255    73,930      69,996
                                                --------   -------    --------
  Total liabilities                              440,485   422,932     423,013
Minority interests                                   369       307         740
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  564,804,464; 561,997,725; and
  560,741,759 shares)                                941       937         935
Class H common stock (outstanding,
  1,108,731,138 shares
  at September 30, 2003)                               -         -         111
Capital surplus (principally additional
  paid-in capital)                                15,209    15,185      22,884
Retained earnings                                 14,966    12,752      12,000
                                                  ------    ------      ------
   Subtotal                                       31,116    28,874      35,930
Accumulated foreign currency translation
  adjustments                                     (1,678)   (1,815)     (2,099)
Net unrealized gain (loss) on derivatives            215        51        (130)
Net unrealized gains on securities                   610       618         515
Minimum pension liability adjustment              (2,482)   (2,460)    (23,447)
                                                 -------   -------      ------
   Accumulated other comprehensive loss           (3,335)   (3,606)    (25,161)
                                                 -------   -------      ------
     Total stockholders' equity                   27,781    25,268      10,769
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $468,635  $448,507    $434,522
                                                 =======   =======     =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,             Sept. 30,
                                                 2004     Dec. 31,     2003
                                             (Unaudited)    2003    (Unaudited)
                                             -----------    ----    -----------
                     ASSETS                        (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                        $12,984   $14,424     $17,860
Marketable securities                              7,969     9,067       8,022
                                                  ------    ------      ------
  Total cash and marketable securities            20,953    23,491      25,882
Accounts and notes receivable (less allowances)    6,542     5,380       5,777
Inventories (less allowances) (Note 3)            12,035    10,960      10,936
Assets of discontinued operations (Note 2)             -         -      19,687
Net equipment on operating leases (less
  accumulated depreciation)                        6,764     7,173       6,401
Deferred income taxes and other current assets    10,813    10,851       9,796
                                                  ------    ------      ------
  Total current assets                            57,107    57,855      78,479
Equity in net assets of nonconsolidated
  affiliates                                       6,637     6,032       5,780
Property - net                                    35,583    36,071      35,640
Goodwill and intangible assets - net (Note 4)      1,445     1,479       7,696
Deferred income taxes                             18,086    18,086      30,353
Other assets                                      41,251    42,262       1,807
                                                 -------   -------     -------
  Total Automotive and Other Operations assets   160,109   161,785     159,755
Financing and Insurance Operations
Cash and cash equivalents                         24,605    18,130      21,324
Investments in securities                         13,065    13,148      13,346
Finance receivables - net                        193,282   174,731     161,160
Loans held for sale                               20,116    19,609      19,931
Net equipment on operating leases (less
  accumulated depreciation)                       26,719    25,617      26,163
Other assets                                      30,739    35,487      32,843
Net receivable from Automotive and Other
  Operations                                       2,548     1,492       1,735
                                                 -------   -------     -------

  Total Financing and Insurance Operations
    assets                                       311,074   288,214     276,502
                                                 -------   -------     -------
Total assets                                    $471,183  $449,999    $436,257
                                                 =======   =======     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)             $23,287   $21,542     $20,540
Loans payable                                      2,540     2,813       2,154
Liabilities of discontinued operations (Note 2)        -         -       8,985
Accrued expenses                                  45,330    45,417      41,056
Net payable to Financing and Insurance Operations  2,548     1,492       1,735
                                                 -------   -------     -------
  Total current liabilities                       73,705    71,264      74,470
Long-term debt                                    30,065    29,593      29,548
Postretirement benefits other than pensions       27,996    32,285      31,917
Pensions                                           7,755     7,952      18,968
Other liabilities and deferred income taxes       15,402    15,567      14,178
                                                 -------   -------     -------
  Total Automotive and Other Operations
    liabilities                                  154,923   156,661     169,081
Financing and Insurance Operations
Accounts payable                                   3,117     3,880       4,512
Debt                                             258,315   239,350     225,945
Other liabilities and deferred income taxes       26,678    24,533      25,210
                                                 -------   -------     -------
  Total Financing and Insurance Operations
    liabilities                                  288,110   267,763     255,667
                                                 -------   -------     -------
   Total liabilities                             443,033   424,424     424,748
Minority interests                                   369       307         740
     Total stockholders' equity                   27,781    25,268      10,769
                                                 -------   -------     -------
Total liabilities and stockholders' equity      $471,183  $449,999    $436,257
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                     2004        2003
                                                     ----        ----
                                                   (dollars in millions)

Net cash provided by operating activities         $11,396      $7,287

Cash flows from investing activities
Expenditures for property                          (4,762)     (4,935)
Investments in marketable securities -
  acquisitions                                     (9,503)    (12,600)
Investments in marketable securities -
  liquidations                                     10,095       7,997
Net originations and purchases of mortgage
  servicing rights                                 (1,151)     (1,988)
Increase in finance receivables                   (93,163)   (103,811)
Proceeds from sales of finance receivables         79,430      76,177
Proceeds from sale of business unit                     -       1,076
Operating leases - acquisitions                   (10,364)     (8,719)
Operating leases - liquidations                     5,637       7,801
Investments in companies, net of cash acquired        (85)       (187)
Other                                                 369          42
                                                   ------      ------
Net cash used in investing activities             (23,497)    (39,147)

Cash flows from financing activities
Net increase (decrease) in loans payable            1,559        (238)
Long-term debt - borrowings                        57,505      77,505
Long-term debt - repayments                       (44,822)    (27,815)
Cash dividends paid to stockholders                  (847)       (840)
Other                                               3,763       1,606
                                                   ------      ------
Net cash provided by financing activities          17,158      50,218

Effect of exchange rate changes on cash and
  cash equivalents                                    (22)        506
                                                   ------      ------
Net increase in cash and cash equivalents           5,035      18,864
Cash and cash equivalents at beginning of the
  period                                           32,554      20,320
                                                   ------      ------

Cash and cash equivalents at end of the period    $37,589     $39,184
                                                   ======      ======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

    SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS
                                   (Unaudited)

                                                Automotive       Financing and
                                                and Other          Insurance
                                              Nine Months Ended September 30,
                                            ------------------------------------
                                              2004     2003      2004     2003
                                              ----     ----      ----     ----
                                                   (dollars in millions)

Net cash provided by operating activities   $1,273     $242   $10,122   $7,045

Cash flows from investing activities
Expenditures for property                   (4,502)  (4,467)     (260)    (468)
Investments in marketable securities -
  acquisitions                              (1,817)  (7,033)   (7,686)  (5,567)
Investments in marketable securities -
  liquidations                               2,915    1,185     7,180    6,812
Net change in mortgage servicing rights          -        -    (1,151)  (1,988)
Increase in finance receivables                  -        -   (93,163)(103,811)
Proceeds from sales of finance receivables       -        -    79,430   76,177
Proceeds from sale of business unit              -    1,076         -        -
Operating leases - acquisitions                  -        -   (10,364)  (8,719)
Operating leases - liquidations                  -        -     5,637    7,801
Investments in companies, net of cash
  acquired                                     (94)     (45)        9     (142)
Other                                          348      266        22      (224)
                                             -----   ------    ------   ------
Net cash used in investing activities       (3,150)  (9,018)  (20,346) (30,129)

Cash flows from financing activities
Net increase (decrease) in loans payable      (498)    (388)    2,057      150
Long-term debt - borrowings                    845   14,702    56,660   62,803
Long-term debt - repayments                    (72)     (19)  (44,750) (27,796)
Cash dividends paid to stockholders           (847)    (840)        -        -
Other                                            -        -     3,763    1,606
                                             -----   ------    ------   ------
Net cash provided by  (used in) financing
  activities                                  (572)  13,455    17,730   36,763
Effect of exchange rate changes on cash and
  cash equivalents                             (47)     373        25      133
Net transactions with Automotive/Financing
  Operations                                 1,056      646   ( 1,056)    (646)
                                             -----   ------    ------   ------
Net increase (decrease) in cash and cash
  equivalents                               (1,440)   5,698     6,475   13,166
Cash and cash equivalents at beginning of
  the period                                14,424   12,162    18,130    8,158
                                            ------   ------    ------   ------

Cash and cash equivalents at end of the
  period                                   $12,984  $17,860   $24,605  $21,324
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the Corporation, General Motors or GM). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM and GMAC Annual Reports on Form 10-K for the period ended December 31, 2003 and the GMAC Quarterly Report on form 10-Q for the period ended September 30, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists principally of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.
   Effective September 30, 2004, the accounting treatment for the transfer of certain mortgage assets that historically had been recognized as sales was deemed inappropriate and therefore changed prospectively to record the transactions as secured borrowings under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 140). The impact resulted in a $6.8 billion increase in assets ($3.3 billion in loans held for sale and $3.5 billion in commercial finance receivables) with a corresponding increase in secured debt. Historically, these assets (and related obligations) were included in the Corporation's off-balance sheet disclosures as mortgage warehouse and other mortgage funding facilities. This change did not have a material impact on the Corporation's Consolidated Statements of Income or Cash Flows for all periods presented.
   Certain amounts for 2003 have been reclassified to conform with the 2004 classifications.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards to employees pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 par value common stock on the date of grant. The total expense was $24 million ($15 million net of tax) and $79 million ($49 million net of tax), respectively, for the three and nine months ended September 30, 2004 and $58 million ($36 million net of tax) and $114 million ($71 million net of tax), respectively, for the three and nine months ended September 30, 2003, recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003 for newly-granted stock-based compensation awards only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

New Accounting Standards (continued)

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                    ------------------    -----------------
                                      2004      2003       2004       2003
                                      ----      ----       ----       ----

Income from continuing operations,
   as reported                        $440      $448     $3,061     $2,864

Add: stock-based compensation
   expense, included in reported
   net income, net of
   related tax effects                  15        36         49         71
Deduct: total stock-based
   compensation expense determined
   under fair value based
   method for all awards, net of
   related tax effects                 (19)      (49)       (61)      (110)
                                       ---       ---      -----      -----

Pro forma income from continuing
   operations                         $436      $435     $3,049     $2,825
                                       ===       ===      =====      =====

  Basic earnings per share from
   continuing operations attributable
   to GM $1-2/3 par value
                 - as reported       $0.78     $0.80      $5.42      $5.11
                 - pro forma         $0.77     $0.78      $5.40      $5.04

  Diluted earnings per share from
   continuing operations attributable
   to GM $1-2/3 par value
                 - as reported       $0.78     $0.80      $5.39      $5.10
                 - pro forma         $0.77     $0.78      $5.37      $5.03

   In December 2003, the Financial Accounting Standards Board (FASB) published a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R) to clarify certain provisions of the original interpretation and to exempt certain entities from its requirements. GM adopted FIN 46R as of January 1, 2004. The adoption of FIN 46R did not have a significant effect on the Corporation's financial condition or results of operations.
   In October 2004, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The EITF's consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in computations of diluted earnings per share (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, "Earnings Per Share - an amendment of FASB Statement No. 128." This Exposure Draft states that contingent convertible securities which contain an option to settle in cash or stock be assumed to settle in stock for purposes of computing diluted earnings per share. Under the provisions of these pronouncements, GM would be required to include an additional 146.7 million shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense), in its computations of diluted earnings per share for the year ending December 31, 2004 and subsequent years.
   GM currently has $8.1 billion of outstanding contingently convertible securities. On November 5, 2004, GM unilaterally and irrevocably waived, and relinquished, its right (the waiver) to use stock, and has committed to use cash, to settle the principal amount of the securities if (1) holders ever choose to convert the securities or (2) if GM is ever required by holders to repurchase the securities. GM retains the right to use either cash or stock to settle any amount that might become due to security holders in excess of the principal amount (the in-the-money amount).
   By choosing to implement its waiver, GM's fully diluted earnings per share would be affected only at such time in the future as and when GM's stock price were to rise above the conversion prices specified for the various series of securities GM has issued. The level of dilution would be equal to the number of shares needed to satisfy the in-the-money amount. Under such circumstances, GM's earnings per share would not experience any dilution at today's stock price.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (concluded)

New Accounting Standards (concluded)
   On May 19, 2004 the FASB released FASB Staff Position FAS 106-2 (FSP 106-2), which provides accounting guidance with respect to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). FSP 106-2 provides guidance on accounting for the prescription drug benefit of the Medicare Act, prescribes the transition to the new guidance, and sets forth new disclosure requirements. GM's adoption as of July 1, 2004 of the accounting provisions of FSP 106-2 did not have a significant effect on the Corporation's financial condition or results of operations. Note 11 includes the disclosures required by FSP 106-2.

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

NOTE 2.  Discontinued Operations

   On December 22, 2003, GM completed a series of transactions that resulted in the split-off of Hughes Electronics Corporation (Hughes) from GM, the simultaneous sale of GM's approximately 19.8% economic interest in Hughes to The News Corporation, Ltd. (News Corporation), and the cancellation of all shares of GM Class H common stock.
   The financial data related to GM's investment in Hughes through December 22, 2003 are classified as discontinued operations. The financial data of Hughes reflect the historical results of operations and cash flows of the businesses that were considered part of the Hughes business segment of GM during the respective periods and the assets and liabilities of Hughes as of the respective dates. Hughes' net sales were $2.6 billion and net loss was $23 million for the three months ended September 30, 2003. Hughes' net sales were $7.2 billion and net losses were $55 million for the nine months ended September 30, 2003.
   The Hughes amounts reported as assets and liabilities of discontinued operations were as follows (in millions):

                                      September 30, 2003
                                      ------------------

Current assets                            $4,845
Property and equipment - net               1,534
Intangible assets - net                    7,112
Other assets                               6,196
                                          ------
Assets of discontinued operations        $19,687
                                          ======

Current liabilities                       $2,289
Long-term debt                             4,602
Other liabilities                          2,094
                                           -----
Liabilities of discontinued
   operations                             $8,985
                                           =====

NOTE 3.  Inventories

   Inventories included the following for Automotive and Other Operations (dollars in millions):

                                          Sept. 30,   Dec. 31,  Sept. 30,
                                             2004       2003      2003
                                             ----       ----      ----


Productive material, work in process,
   and  supplies                             $5,876     $4,899    $4,810

Finished product, service parts, etc.         7,745      7,642     7,899
                                             ------     ------    ------
  Total inventories at FIFO                  13,621     12,541    12,709
   Less LIFO allowance                       (1,586)    (1,581)   (1,773)
                                             ------     ------    ------
     Total inventories (less allowances)    $12,035    $10,960   $10,936
                                             ======     ======    ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4.  Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of September 30, 2004 and 2003 were as follows (dollars in millions):

                                               Gross     Accumulated     Net
September 30, 2004                            Carrying   Amortization Carrying
                                               Amount                  Amount
                                            ------------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $61        $242
Non-amortizing intangible assets:
   Goodwill                                                               550
   Pension intangible asset                                               653
                                                                        -----
      Total goodwill and intangible assets                             $1,445
                                                                        =====

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $66         $37         $29
   Trademarks and other                            40          19          21
   Covenants not to compete                        18          18           -
                                                  ---          --          --
      Total                                      $124         $74         $50
                                                  ===          ==          ==

Non-amortizing intangible assets:
   Goodwill                                                             3,237
                                                                        -----
      Total goodwill and intangible assets                             $3,287
                                                                        =====

Total consolidated goodwill and intangible
   assets                                                              $4,732
                                                                        =====


                                               Gross     Accumulated     Net
September 30, 2003                            Carrying   Amortization Carrying
                                               Amount                  Amount
                                            ------------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $20        $283
Non-amortizing intangible assets:
   Goodwill                                                               624
   Pension intangible asset                                             6,789
                                                                        -----
      Total goodwill and intangible assets                             $7,696
                                                                        =====

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $70         $31         $39
   Trademarks and other                            49          15          34
   Covenants not to compete                        18          18           -
                                                  ---          --          --
      Total                                      $137         $64         $73
                                                  ===          ==          ==

Non-amortizing intangible assets:
   Goodwill                                                             3,183
                                                                        -----
      Total goodwill and intangible assets                             $3,256
                                                                        =====

Total consolidated goodwill and intangible
   assets                                                             $10,952
                                                                       ======

   Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated to range between $30 million and $50 million.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4.  Goodwill and Acquired Intangible Assets (concluded)

   The changes in the carrying amounts of goodwill for the nine months ended September 30, 2004 and 2003, were as follows (dollars in millions):
                                                      Total
                                                     Auto &
                                      GMNA      GME   Other     GMAC Total GM
                                      ----      ---   -----     ---- --------
Balance as of December 31, 2003       $154     $413    $567   $3,223   $3,790
Goodwill acquired during the period      -        -       -       24       24
Effect of foreign currency
   translation                          (1)     (11)    (12)      (3)     (15)
Impairment / Other                      (5)       -      (5)      (7)     (12)
                                       ---      ---     ---    -----    -----
Balance as of September 30, 2004      $148     $402    $550   $3,237   $3,787
                                       ===      ===     ===    =====    =====

Balance as of December 31, 2002       $139     $338    $477   $3,273   $3,750
Goodwill acquired during the period    109        -     109       14      123
Effect of foreign currency
   translation                           -       42      42       14       56
Impairment / Other                      (4)       -      (4)    (118)    (122)
                                       ---      ---     ---    -----    -----
Balance as of September 30, 2003      $244     $380    $624   $3,183   $3,807
                                       ===      ===     ===    =====    =====

NOTE 5.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates, and the percent of GM's current equity ownership, or voting interest, in them include the following: Italy - GM-Fiat Powertrain (50% at September 30, 2004 and 2003); Japan - Fuji Heavy Industries Ltd. (20.1% at September 30, 2004 and 2003), Suzuki Motor Corporation (20.4% and 20.3% at September 30, 2004 and 2003, respectively); China - Shanghai General Motors Co., Ltd (50% at September 30, 2004 and 2003), SAIC GM Wuling Automobile Co., Ltd (34% at September 30, 2004 and 2003); South Korea - GM Daewoo Auto & Technology Company (44.6% at September 30, 2004 and 2003).
   Information regarding GM's share of income for all nonconsolidated affiliates in the following countries is included in the table below (in millions):

                                      Three Months Ended   Nine Months Ended
GM's share of nonconsolidated           September 30,        September 30,
affiliates' net income (loss)        -------------------  -------------------
----------------------------            2004     2003     2004      2003
                                        ----     ----     ----      ----

Italy                                    $30      $ -      $59       $23
Japan                                    $32      $42     $191      $125
China                                    $74     $142     $384      $311
South Korea                              $(2)    $(22)    $(18)     $(50)

NOTE 6.  Product Warranty Liability

   Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                      Nine Months Twelve Months   Nine Months
                                         Ended        Ended           Ended
                                    Sept. 30, 2004 Dec. 31, 2003 Sept. 30, 2003
                                    -------------- ------------- --------------


Beginning balance                           $8,674       $8,850        $8,850
Payments                                    (3,378)      (4,435)       (3,338)
Increase in liability (warranties
   issued during period)                     3,739        4,390         3,400
Adjustments to liability (pre-existing
   warranties)                                (163)        (367)         (351)
Effect of foreign currency translation          38          236            74
                                             -----        -----         -----
Ending balance                              $8,910       $8,674        $8,635
                                             =====        =====         =====

   The change in "increase in liability," from $3.4 billion at September 30, 2003 to $3.7 billion at September 30, 2004, is attributable to higher North American recall campaigns of approximately $300 million, a favorable adjustment made in 2003 at the time of the sale of GM Defense, and other regional volume and cost factors.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 7.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $604 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers that guarantee the value of the supplier's assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $119 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At September 30, 2004 approximately $41.2 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $3.1 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to income protection, pensions, post-retirement healthcare and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2004. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

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

NOTE 8.  Comprehensive Income

   GM's total comprehensive income was as follows (in millions):
                                       Three Months    Nine Months
                                          Ended           Ended
                                       September 30,  September 30,
                                      -------------------------------
                                        2004   2003   2004    2003
                                        ----   ----   ----    ----

Net income                              $440   $425 $3,061  $2,809
Other comprehensive income (loss),
   net of tax                           (177)   174    271     671
                                         ---    ---  -----   -----
   Total                                $263   $599 $3,332  $3,480
                                         ===    ===  =====   =====

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

                                   Three Months Ended   Nine Months Ended
                                       September 30,     September 30,
                                   ------------------- ------------------
                                      2004     2003     2004     2003
                                      ----     ----     ----     ----
Earnings (loss) attributable to
   common stocks $1-2/3 par value
   Continuing operations              $440     $448   $3,061   $2,864
   Discontinued operations               -       (5)       -      (12)
                                       ---      ---    -----    -----
  Earnings attributable to $1-2/3
   par value                          $440     $443   $3,061   $2,852

  (Loss) from discontinued
     operations attributable to
     Class H                             -      (18)       -      (43)
                                       ---      ---    -----    -----
  Total earnings attributable to
   common stocks                      $440     $425   $3,061   $2,809
                                       ===      ===    =====    =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 9.  Earnings Per Share Attributable to Common Stocks (continued)

   Earnings attributable to GM $1-2/3 par value common stock for each period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective period.
   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1,108 million and 1,069 million for the three and nine months ended September 30, 2003, respectively) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock, which if issued and outstanding, would represent a 100% interest in the earnings of Hughes (the Average Class H dividend base). The Average Class H dividend base was 1.4 billion for the three and nine months ended September 30, 2003, respectively.
   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                                                    Per Share
                                                Income    Shares     Amount
                                                ------    ------     ------
Three Months Ended September 30, 2004
Basic EPS
  Income from continuing operations
    attributable to common stocks                $440       565        $0.78
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         2
                                                  ---       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                       $440       567        $0.78
                                                  ===       ===         ====

Three Months Ended September 30, 2003
Basic EPS
  Income from continuing operations
    attributable to common stocks                $448       561        $0.80
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -
                                                  ---       ---
Diluted EPS
  Adjusted income attributable to common stocks  $448       561        $0.80
                                                  ===       ===         ====
Nine Months Ended September 30, 2004
Basic EPS
  Income from continuing operations
    attributable to common stocks              $3,061       565        $5.42
                                                                        ====

Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -        3
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                     $3,061       568        $5.39
                                                =====       ===         ====

Nine Months Ended September 30, 2003
Basic EPS
  Income from continuing operations
    attributable to common stocks              $2,864       561        $5.11
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -
                                                -----       ---
Diluted EPS
  Adjusted income attributable to common
    stocks                                     $2,864       561        $5.10
                                                =====       ===         ====

   Certain stock options and the contingently convertible securities discussed below were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 236 million for the three months ended September 30, 2004; 231 million for the nine months ended September 30, 2004; and 228 million for the three and nine months ended September 30, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 9.  Earnings Per Share Attributable to Common Stocks (concluded)

   As of September 30, 2004 GM had $8.1 billion of convertible debentures outstanding, including $1.2 billion principal amount of 4.5% Series A convertible senior debentures due 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due 2032 (Series B), and $4.3 billion principal amount of 6.25% Series C convertible senior debentures due 2033 (Series C). In October 2004, the FASB ratified the consensus of the EITF with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." See Note 1 for a discussion of the effects on GM of this action. On November 5, 2004, GM unilaterally and irrevocably waived, and relinquished, its right (the waiver) to use stock, and has committed to use cash, to settle the principal amount of the securities if (1) holders ever choose to convert the securities or (2) GM is ever required by holders to repurchase the securities. GM retains the right to use either cash or stock to settle any amount that might become due to security holders in excess of the principal amount (the in-the-money amount). The various circumstances under which conversion of the securities may occur are described in the paragraphs 1-4 below, while paragraph 5 describes the circumstances under which GM might be required to repurchase the securities.
1) If the closing sale price of GM's $1-2/3 par value common stock exceeds 120% of the conversion price (of $70.20 for Series A, of $64.90 for Series B and of $47.62 for Series C respectively) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or
2) During the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of GM's $1-2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or
3) If the debentures have been called for redemption (Series A on March 6, 2007, Series B on March 6, 2009 and Series C on July 20, 2010); or
4)    Upon the occurrence of specified corporate events; or
5) If GM is required to repurchase the debentures upon the occurrence of specified changes of control or upon specified future dates (Series A: on March 6 of 2007, 2012, 2017, 2022 and 2027, or, if any of those days is not a business day, on the next succeeding business day; Series B: on March 6 of 2014, 2019, 2024 and 2029, or, if any of those days is not a business day, on the next succeeding business day; Series C: on July 15 of 2018, 2023 and 2028 or, if any of those days is not a business day, on the next succeeding business day).
   The contingently convertible shares are not included in diluted earnings per share as of September 30, 2004, as they have not met the requirements for conversion.

NOTE 10.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

                                Three Months Ended  Nine Months Ended
                                   September 30,      September 30,
                                ------------------  ------------------
                                  2004      2003      2004     2003
                                  ----      ----      ----     ----

   Depreciation                  $1,117    $1,063    $3,706   $3,146
   Amortization of special
     tools                          737       676     2,237    2,029
   Amortization of intangible
     assets                           9        10        25       20
                                  -----     -----     -----    -----
     Total                       $1,863    $1,749    $5,968   $5,195
                                  =====     =====     =====    =====

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 11. Pensions and Other Postretirement Benefits

                               U.S. Plans       Non-U.S. Plans
                            Pension Benefits   Pension Benefits   Other Benefits
                            ----------------------------------------------------
                              Three Months      Three Months     Three Months
                                  Ended            Ended            Ended
                              September 30,    September 30,    September 30,
                            ----------------------------------------------------
                              2004     2003    2004     2003    2004     2003
                            ----------------------------------------------------
Components of expense                          (in millions)
Service cost                  $274     $229     $61      $57    $160     $134
Interest cost                1,262    1,290     221      201   1,029      951
Expected return on plan
   assets                   (1,956)  (1,632)   (167)    (144)   (274)    (117)
Amortization of prior
   service cost                320      287      24       26     (20)      (3)
Amortization of transition
   obligation/(asset)            -        -       1        2       -        -
Recognized net actuarial
   loss/(gain)                 464      436      48       42     397      179
Medicare Part D                  -        -       -        -    (151)       -
Curtailments, settlements,
   and other                     -        -       -       14       -        1
                               ---      ---     ---      ---   -----    -----
Net expense                   $364     $610    $188     $198  $1,141   $1,145
                               ===      ===     ===      ===   =====    =====

                            ----------------------------------------------------
                              Nine Months      Nine Months      Nine Months
                                Ended            Ended             Ended
                              September 30,    September 30,    September 30,
                            ----------------------------------------------------
                              2004     2003    2004     2003    2004     2003
                            ----------------------------------------------------
Components of expense                          (in millions)
Service cost                  $822     $690    $183     $168    $477     $402
Interest cost                3,785    3,872     660      590   3,085    2,847
Expected return on plan
   assets                   (5,864)  (4,715)   (493)    (422)   (821)    (320)
Amortization of prior
   service cost                958      861      71       78     (59)      (9)
Amortization of transition
   obligation/(asset)            -        -       3        5       -        -
Recognized net actuarial
   loss/(gain)               1,392    1,308     143      124   1,191      537
Medicare Part D                  -        -       -        -    (453)       -
Curtailments, settlements,
   and other                    34        6       6       34       -        2
                             -----    -----     ---      ---   -----    -----
Net expense                 $1,127   $2,022    $573     $577  $3,420   $3,459
                             =====    =====     ===      ===   =====    =====

   During the third quarter of 2004, GM made no contributions to its Voluntary Employees' Beneficiary Association (VEBA) trust. For the nine months ended September 30, 2004 GM contributed $5 billion to its VEBA trust and made a $0.3 billion discretionary contribution to certain of its GM of Canada Ltd. pension plans. GM is considering making additional contributions to its VEBA trust in the future.
   The prescription drug benefit under the Medicare Act reduced GM's accumulated postretirement benefit obligation by approximately 6% to $63.4 billion, increased plan assets by $0.4 billion, and decreased the unrecognized actuarial loss by $4.3 billion based on the remeasurement of GM's postretirement benefit obligation as of December 8, 2003. Despite this favorable effect, GM expects 2004 OPEB expense to be consistent with 2003 expense due to changes in the discount rate and healthcare trend rate.
   GM is in the process of analyzing future healthcare cost trends in connection with the valuation of its other postretirement employee benefit plans in the U.S. as of September 30, 2004. Although still under development, GM anticipates an initial healthcare trend rate of not less than 10% and a discount rate of 6% for 2005.
   GM received a request on October 14, 2004 from the SEC to voluntarily provide information relating to its pension and other postretirement benefits plans. GM is in the process of complying with this request. GM understands that several companies have received similar requests.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

Note 12.  Segment Reporting

   GM's reportable operating segments within its Auto & Other business consist of General Motors Automotive (GMA) (which is comprised of four regions: GM North
America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and
GM Asia Pacific (GMAP)), and Other. GM's reportable operating segments within its FIO business consist of GMAC and Other Financing. Selected information regarding GM's reportable operating segments was as follows (dollars in millions):
                                                                                    Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP    GMA    Other      Other       GMAC  Financing  Financing
                                  ----     ---   ------   ----    ---    -----      -----       ----  ---------  ---------
For the Three Months Ended                                       (dollars in millions)
September 30, 2004
Manufactured products
 sales and revenues:
  External customers           $27,006  $6,682   $1,961  $1,396  $37,045     $57   $37,102      $7,724     $32      $7,756
  Intersegment                    (663)    253      205     205        -       -         -           -       -           -
                                ------   -----    -----   -----   ------      --    ------       -----      --       -----
   Total manufactured
     products                  $26,343  $6,935   $2,166  $1,601  $37,045     $57   $37,102      $7,724     $32      $7,756
                                ======   =====    =====   =====   ======      ==    ======       =====      ==       =====
Interest income (a)               $269    $105       $5      $3     $382   $(194)     $188        $295    $(86)       $209
Interest expense                  $669    $114      $23      $4     $810   $(188)     $622      $2,367    $(10)     $2,357
Net income (loss) from
   continuing  operations         $(22)  $(236)     $27    $101    $(130)   $(83)    $(213)       $656     $(3)       $653
Segment assets                $129,260 $25,190   $3,965  $4,119 $162,534 $(2,425) $160,109    $311,809   $(735)   $311,074

For the Three Months Ended
September 30, 2003
Manufactured products
 sales and revenues:
  External customers           $27,339  $6,085   $1,150  $1,194  $35,768     $81   $35,849      $7,649     $25      $7,674
  Intersegment                    (529)    185      154     190        -      (4)       (4)          -       -           -
                                ------   -----    -----   -----   ------     ---    ------       -----     ---       -----
   Total manufactured
     products                  $26,810  $6,270   $1,304  $1,384  $35,768     $77   $35,845      $7,649     $25      $7,674
                                ======   =====    =====   =====   ======      ==    ======       =====      ==       =====
Interest income (a)               $281    $116       $4      $1     $402   $(123)     $279      $1,374    $(52)     $1,322
Interest expense                  $405     $66      $40      $3     $514      $2      $516      $1,959     $32      $1,991
Net income (loss) from
   continuing  operations         $128   $(152)   $(104)   $162      $34   $(212)    $(178)       $630     $(4)       $626
Segment assets                $114,930 $21,439   $3,068  $2,723 $142,160 $(2,092) $159,755(b) $275,896    $606    $276,502


See notes on next page.

          GENERAL MOTORS CORPORATION AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                          (Unaudited)

Note 12.  Segment Reporting (concluded)
                                                                                    Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP    GMA    Other      Other       GMAC  Financing  Financing
                                  ----     ---   ------   ----    ---    -----      -----       ----  ---------  ---------
For the Nine Months Ended                                       (dollars in millions)
September 30, 2004
Manufactured products
 sales and revenues:
  External customers           $86,637 $21,877   $5,454  $4,280 $118,248    $193  $118,441     $22,973    $277     $23,250
  Intersegment                  (1,762)    695      454     613        -       -         -           -       -           -
                               -------  ------    -----   -----  -------     ---   -------      ------     ---      ------
   Total manufactured
     products                  $84,875 $22,572   $5,908  $4,893 $118,248    $193  $118,441     $22,973    $277     $23,250
                                ======  ======    =====   =====  =======     ===   =======      ======     ===      ======
Interest income (a)               $667    $278      $13      $9     $967   $(487)     $480        $793   $(223)       $570
Interest expense                $1,963    $289      $33     $16   $2,301   $(521)   $1,780      $6,801    $(21)     $6,780
Net income (loss) from
   continuing operations          $757   $(397)     $38    $612   $1,010   $(234)     $776      $2,302    $(17)     $2,285


For the Nine Months Ended
September 30, 2003
Manufactured products
 sales and revenues:
  External customers           $86,844 $19,506   $3,067  $3,375  $112,79  $1,223  $114,015     $22,434     $14     $22,448
  Intersegment                  (1,513)    689      401     423        -     (12)      (12)          -       -           -
                                ------  ------   ------  ------  -------   -----   -------      ------      --      ------
   Total manufactured
     products                  $85,331 $20,195   $3,468  $3,798  $112,79  $1,211  $114,003     $22,434     $14     $22,448
                                ======  ======    =====   =====   ======   =====   =======      ======      ==      ======
Interest income (a)               $525    $266      $15      $3     $809   $(359)     $450      $3,519   $(186)     $3,333
Interest expense                $1,058    $257      $83      $6   $1,404   $(313)   $1,091      $5,608    $105      $5,713
Net income (loss) from
   continuing operations          $759   $(220)   $(219)   $400     $720     $(7)     $713      $2,163    $(12)     $2,151



(a) Interest income is included in net sales and revenues from external customers. (b) Includes assets of discontinued operations of $19,687 at September 30, 2003.


                               * * * * * *

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2003 consolidated financial statements and notes thereto (the 2003 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or GM) 2003 Annual Report on Form 10-K, as well as General Motors Acceptance Corporation's (GMAC) Annual Report on Form 10-K for the period ended December 31, 2003 and GMAC's Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a diluted basis.
   GM presents separate supplemental financial information for its reportable operating segments: Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO).
   GM's Auto & Other reportable operating segment consists of:

o GM's four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which are aggregated as GM Automotive (GMA); and
o Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.

   GM's FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.
   Consistent with industry practice, market share information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 RESULTS OF OPERATIONS

 Consolidated Results


                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                     -------------------------------------------
                                       2004       2003      2004       2003
                                       ----       ----      ----       ----
Consolidated:                                  (dollars in millions)
  Total net sales and revenues        $44,858   $43,519   $141,691  $136,451
  Income from continuing operations      $440      $448     $3,061    $2,864
  Net income                             $440      $425     $3,061    $2,809
  Net margin from continuing
   operations                             1.0%      1.0%       2.2%      2.1%
Automotive and Other Operations:
  Total net sales and revenues        $37,102   $35,845   $118,441  $114,003
  Income (loss) from continuing
  operations                            $(213)    $(178)      $776      $713
  Net income (loss)                     $(213)    $(201)      $776      $658
Financing and Insurance Operations:
  Total net sales and revenues         $7,756    $7,674    $23,250   $22,448
  Net income                             $653      $626     $2,285    $2,151

   The increase of $1.3 billion in third quarter 2004 total net sales and revenues, compared with third quarter 2003, was due to increases in GMA revenue of $1.3 billion, primarily driven by higher industry volume and retail market share at GMLAAM, and increases in FIO revenue of $82 million. The increase of $5.2 billion in year-to-date 2004 total net sales and revenues compared to the year-earlier period was due to higher GMA revenue of $5.5 billion, led by increases in GMLAAM and GME, and increases in FIO revenue of $802 million. Total net sales and revenues in Other Operations for the nine months ended September 30, 2003 decreased $1.0 billion, primarily due to the proceeds of the sale of GM Defense in the first quarter of 2003.
   Consolidated net income increased $15 million to $440 million in the third quarter of 2004, compared to the third quarter of 2003. GMA net income decreased $164 million in the third quarter of 2004 compared to the year-earlier quarter, to a loss of $130 million, due to losses at GMNA and GME and lower income at GMAP, while GMLAAM's net income improved. Other Operations' results improved $152 million, primarily because of the inclusion in 2003 of higher interest expense and the results of Hughes Electronics Corporation (Hughes) as loss from discontinued operations. GMAC's third quarter 2004 net income increased $26 million over 2003. Tax benefits associated with the Medicare legislation enacted in the U.S. in the first quarter of 2004 had a favorable effect on consolidated net income, and contributed to the Corporation's reduced effective tax rate of 21% compared to 35% in the third quarter of 2003.
   Net income for the nine months ended September 30, 2004 increased $252 million compared with the year-earlier period. Income increased at GMLAAM, GMAP and GMAC, while GME incurred an increased loss and GMNA's income was essentially flat. Net income for the nine months ended September 30, 2003 included a gain of $505 million from the sale of GM's Defense operations to General Dynamics Corporation in the first quarter of 2003, recorded in Other.
   Net income for the quarter and nine months ended September 30, 2003 included losses of $23 million and $55 million, respectively, from Hughes, classified as loss from discontinued operations.

Third quarter 2004 highlights included:

o Net loss at GMA, including GMNA;
o Market share growth in all automotive regions; and
o Continued income growth at GMAC.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       -----------------------------------------
                                          2004      2003       2004      2003
                                          ----      ----       ----      ----
Auto & Other:                                    (dollars in millions)
  Total net sales and revenues          $37,102    $35,845  $118,441   $114,003
  Income (loss) from continuing
    operations                            $(213)     $(178)     $776       $713
  (Loss) from discontinued operations         -        (23)        -        (55)
                                            ---        ---       ---        ---
   Net income (loss)                      $(213)     $(201)     $776       $658
                                            ===        ===       ===        ===
GMA net income (loss) by region:
  GMNA                                     $(22)      $128      $757       $759
  GME                                      (236)      (152)     (397)      (220)
  GMLAAM                                     27       (104)       38       (219)
  GMAP                                      101        162       612        400
                                            ---        ---     -----        ---
   Net income (loss)                      $(130)       $34    $1,010       $720
                                            ===         ==     =====        ===
  Net margin                               (0.4%)      0.1%      0.9%       0.6%
  GM global automotive market share        15.5%      15.1%     14.6%      14.5%
Other:
  (Loss) from continuing operations        $(83)     $(212)    $(234)       $(7)
  (Loss) from discontinued operations         -        (23)        -        (55)
                                             --        ---       ---         --
   Net income (loss)                       $(83)     $(235)    $(234)      $(62)
                                             ==        ===       ===         ==

    The increase of $1.3 billion in third quarter 2004 total net sales and revenues, compared with the third quarter of 2003, was led by a significant increase at GMLAAM and increases at GME and GMAP, while GMNA's revenue declined. GM's global market share was 15.5% and 15.1% for the third quarter of 2004 and 2003, respectively. Market share gains were recognized in all four automotive regions (see discussion below under each region) with GMLAAM posting a 1.5 percentage-point increase.
   GMA reported a net loss of $130 million in the third quarter 2004, a decrease of $164 million compared with the third quarter of 2003. The decrease was due to losses at GMNA and GME and lower income at GMAP, while GMLAAM's results were significantly improved. Continued intense pricing pressure in North America and Europe and unfavorable product and fleet mix in North America were the major causes for the overall decline.
   For the nine months ended September 30, 2004, Auto & Other total net sales and revenues increased $4.4 billion over the year-earlier period, with increases in all automotive regions except GMNA, which had a decline of less than one percent. Over the same period, GMA net income increased $290 million to $1.0 billion, with increases at GMLAAM and GMAP, essentially flat income at GMNA, and increased losses at GME.
   Other Operations' loss from continuing operations for the third quarter of 2004 improved $129 million compared to 2003 primarily because of higher interest expense in 2003 from the debt issuances completed in July 2003 pertaining to the period prior to GM's use of the debt proceeds to fund U.S. pension plans This interest expense is now included in GMNA. For the nine-month period, Other Operations' loss from continuing operations increased primarily because 2003 results included the gain noted above from the sale of GM Defense, partially offset by higher interest expense.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   GM Automotive Regional Results

GM North America
                                 Three Months    Nine Months Ended
                                     Ended         September 30,
                                  September 30,
                               ------------------------------------
                                 2004     2003     2004     2003
                                 ----     ----     ----     ----
                                      (dollars in millions)
  GMNA net income (loss)          $(22)    $128     $757     $759
  GMNA net margin                 (0.1%)    0.5%     0.9%     0.9%

Wholesale sales                      (volumes in thousands)
  Cars                             513      519    1,709    1,706
  Trucks                           742      733    2,377    2,417
                                 -----    -----    -----    -----
   Total GMNA                    1,255    1,252    4,086    4,123
                                 =====    =====    =====    =====

Vehicle unit sales
  Industry - North America       5,246    5,251   15,313   15,042
  GM as a percentage of           28.5%    28.2%    27.0%    27.2%
industry
  GMNA revenue per unit        $18,339  $18,984
  (dollars)

  Industry - U.S.                4,523    4,525   13,115   12,887
  GM as a percentage of
     industry                     29.3%    28.7%    27.6%    27.8%
  GM cars                         26.9%    26.3%    25.4%    25.3%
  GM trucks                       31.1%    30.6%    29.4%    29.9%
  GM dealer inventories -
  U.S. (units in thousands)      1,137    1,087


   North American industry vehicle unit sales were essentially flat at 5.2 million in the third quarter of 2004 compared to the third quarter of 2003, while GMNA's market share increased to 28.5% in the third quarter of 2004, compared to 28.2% in the third quarter of 2003.
   During the third quarter of 2004, industry vehicle unit sales in the United States were also essentially the same as in the third quarter of 2003, at 4.5 million units. GM's U.S. market share increased to 29.3%, compared to 28.7% in the third quarter of 2003. U.S. car market share increased by 0.6 percentage point to 26.9%, while U.S. truck market share increased to 31.1%, up 0.5 percentage point.
   GMNA incurred a net loss of $22 million in the third quarter of 2004, compared to net income of $128 million in the third quarter of 2003. The decrease of $150 million was primarily due to continued price pressure and unfavorable fleet / retail mix, partially offset by material cost savings and an after-tax reduction of approximately $250 million in products liability reserves.
   GM evaluates these products liability reserves periodically, historically in the third quarter of each year. The review completed in the third quarter of 2004 indicated that the reduction noted above was appropriate to reflect the current level of exposure. This reserve comprehends all products liability exposure.
   North American industry vehicle unit sales increased 1.8% to 15.3 million in the first nine months of 2004 from 15.0 million in the first nine months of 2003, while GMNA's market share decreased by 0.2 percentage point to 27.0% in 2004 year-to-date, compared to 27.2% in 2003.
   For the first nine months of 2004, industry vehicle unit sales in the United States increased 1.8% to 13.1 million units from 12.9 million units in the year-earlier period. GM's 2004 year-to-date U.S. market share decreased by 0.2 percentage point, compared to 2003, to 27.6%. U.S. car market share rose by 0.1 percentage point to 25.4%, while U.S. truck market share declined to 29.4%, down
0.5 percentage point from 2003.
   Although GM's market share in both North America and the U.S. increased in the third quarter of 2004 over last year, given the year-to-date results it has become more challenging to achieve GM's stated goal to increase market share in the United States and North America during 2004.
   For the nine months ended September 30, 2004, GMNA's net income was essentially the same as in the comparable period of 2003, decreasing $2 million to $757 million, with substantial material cost savings offset by lower production, unfavorable mix, and higher recall expense in the second quarter.
   Vehicle revenue per unit was $18,339 for the third quarter of 2004, compared with $18,984 for the third quarter of 2003. The decrease of $645 per unit was primarily due to higher incentives related to relatively large stocks of prior model year units in dealer inventories.

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America (concluded)
   At the end of the third quarter 2004, dealer inventories were 50 thousand units higher, at 1.137 million units, than year-ago levels. However, U.S. dealer inventories declined 230 thousand units in the third quarter, compared to the second quarter, due to deliveries from dealer stock. Based on the GMNA production schedule for the fourth quarter, GM estimates that U.S. dealer inventories will be approximately 1.2 million units at the end of 2004.

GM Europe
                                 Three Months    Nine Months Ended
                                     Ended         September 30,
                                  September 30,
                               ------------------------------------
                                 2004     2003     2004     2003
                                 ----     ----     ----     ----
                                      (dollars in millions)
  GME net (loss)                 $(236)   $(152)   $(397)   $(220)
  GME net margin                  (3.4%)   (2.4%)   (1.8%)   (1.1%)

Wholesale sales                      (volumes in thousands)
  Cars                             364      351    1,227    1,175
  Trucks                            22       21       70       71
                                   ---      ---    -----    -----
   Total GME                       386      372    1,297    1,246
                                   ===      ===    =====    =====

Vehicle unit sales
  Industry                       4,805    4,764   15,719   14,877
  GM as a percentage of
   industry                        9.6%     9.1%     9.5%     9.3%

GM market share - Germany         10.0%    10.3%    10.5%    10.6%
GM market share - United
   Kingdom                        14.2%    13.3%    14.1%    13.6%

   Industry vehicle unit sales increased slightly in Europe during the third quarter of 2004 to just over 4.8 million, compared to the third quarter of 2003, with strong year-over-year growth in central and eastern Europe, and a slight decline in western Europe. GM's market share in Europe increased 0.5 percentage point to 9.6% over the same period, despite a decline in Germany, GM's largest market in Europe. GM's market share was 10.0% in Germany, a 0.3 percentage point decrease versus the third quarter of 2003, and 14.2% in the United Kingdom, an increase of 0.9 percentage point over the third quarter 2003. Market share also improved overall in all other major European markets.
   Net loss from GME totaled $236 million and $152 million in the third quarter of 2004 and 2003 respectively. The greater loss in 2004 is primarily due to continuing intense price pressure, continuing restructuring costs related to GM's share of its powertrain joint venture with Fiat Auto S.p.A. (Fiat Auto), and unfavorable foreign exchange. These unfavorable factors were partially offset by reduced material and structural costs and favorable volume and product mix.
   For the first nine months of 2004, European industry vehicle unit sales showed 5.7% growth to 15.7 million units, with stronger year-over-year increases in the central and eastern regions than in western Europe. GM's market share in Europe for the first nine months of 2004 showed smaller gains over 2003 levels than for the third quarter, up 0.2 percentage point to 9.5%. GM's share declined slightly in Germany, at 10.5%, and increased 0.5 percentage point in the U.K. to 14.1%.
   For the nine months ended September 30, 2004, GME's net loss increased $177 million to $397 million, again primarily due to intense price pressure and foreign exchange losses, partially offset by material cost savings.
   On October 14, 2004, GM announced a major restructuring initiative for GME to reduce annual structural costs there by approximately euro 500 million ($600 million) by 2006. The plan involves a reduction in workforce of up to 12,000 in 2005 and 2006, largely in manufacturing and engineering operations in Germany, and the continued integration of design and engineering functions. Costs associated with the restructuring initiative are yet to be determined, and will be recognized in future periods as the restructuring occurs.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East
                                 Three Months    Nine Months Ended
                                     Ended         September 30,
                                  September 30,
                               ------------------------------------
                                 2004     2003     2004     2003
                                 ----     ----     ----     ----
                                      (dollars in millions)
  GMLAAM net income (loss)         $27    $(104)     $38    $(219)
  GMLAAM net margin                1.2%    (8.0%)    0.6%    (6.3%)

Wholesale sales                      (volumes in thousands)
  Cars                             145      104      407      296
  Trucks                            45       30      127       81
                                  ----     ----      ---     ----
   Total GMLAAM                    190      134      534      377
                                   ===      ===      ===      ===

Vehicle unit sales
  Industry                       1,094      902    3,097    2,579
  GM as a percentage of
    industry                      17.1%    15.6%    16.8%    15.6%

GM market share - Brazil          21.8%    21.7%    22.9%    22.8%

   Continuing the growth experienced for the first half of the year in 2004, industry vehicle unit sales in the LAAM region increased over 21% in the third quarter of 2004, to 1.1 million units, compared to 902 thousand in the third quarter of 2003. Industry sales in Brazil increased 18% over 2003, and Argentina and Venezuela's industries showed significant improvement. Overall, GMLAAM's market share for the region was up 1.5 percentage points, to 17.1% in the third quarter of 2004.
   Industry vehicle unit sales in the LAAM region increased 20% in the first nine months of 2004, to 3.1 million units, compared to 2.6 million in the same period of 2003. Overall, GMLAAM's market share for the region was up 1.2 percentage points, to 16.8% for the first nine months of 2004.
   GMLAAM earned net income of $27 million in the quarter, up from a loss of $104 million in the third quarter of 2003. For the nine-month periods ended September 30, 2004 and 2003, GMLAAM's results were net income of $38 million and net loss of $219 million, respectively. Overall, the improvement in 2004 was the result of higher industry volume and retail market share, which more than offset increased costs. Effective January 1, 2004, GM increased its ownership of Delta Motor Co. in South Africa to 100%, from 49% previously, moving from the equity method of accounting to full consolidation. The company is now known as General Motors South Africa.

GM Asia Pacific
                                 Three Months    Nine Months Ended
                                     Ended         September 30,
                                  September 30,
                               ------------------------------------
                                 2004     2003     2004     2003
                                 ----     ----     ----
                                      (dollars in millions)
  GMAP net income                 $101     $162     $612     $400
  GMAP net margin                  6.3%    11.7%    12.5%    10.5%

Wholesale sales                      (volumes in thousands)
  Cars                              47       51      142      152
  Trucks                            24       20       62       50
                                    --       --      ---      ---
   Total GMAP                       71       71      204      202
                                    ==       ==      ===      ===

Vehicle unit sales
  Industry                       4,075    3,969   12,680   11,886
  GM as a percentage of
     industry                      5.1%     5.0%     5.2%     4.7%

GM market share - China            9.3%     9.1%     9.7%     8.2%
GM market share - Australia       19.2%    20.6%    19.5%    20.6%

   Industry vehicle unit sales in the Asia Pacific region increased more than 2.7% in the third quarter of 2004, to 4.1 million units, from 4.0 million units in the third quarter of 2003. This reflects slower growth in China than in previous quarters, where sales increased to 1.2 million from 1.1 million units in the third quarter of 2003. GMAP increased its retail sales (including affiliates) in the Asia Pacific region more than 6% in the period, to 209 thousand units from 197 thousand in 2003. GMAP's third quarter 2004 market share was 5.1%, compared to 5.0% in the third quarter of 2003. GMAP's market share in China increased slightly to 9.3% in the third quarter of 2004, from 9.1% in the third quarter of 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review  (concluded)

GM Asia Pacific (concluded)
   For the first nine months of 2004, industry vehicle unit sales in the Asia Pacific region increased 794 thousand units, approximately 6.7%, to 12.7 million. GM's retail sales (including affiliates) over the same period increased over 18%, from 557 thousand in 2003 to 659 thousand in 2004. GM's nine-month 2004 Asia Pacific market share increased to 5.2%, up 0.5 percentage point from the first nine months of 2003. GM's share in China increased to 9.7% from 8.2% over the same period.
   Net income from GMAP was $101 million and $162 million in the third quarters of 2004 and 2003, respectively. The decrease is primarily attributable to lower income at GM's affiliates in China, where government policies to limit growth have resulted in an economic slowdown. For the nine months ended September 30, 2004, GMAP's net income increased $212 million to $612 million. The increase in GMAP's 2004 net income, compared with 2003, was primarily due to equity earnings from Shanghai GM and equity investees in Japan, as well as improved earnings at GM operations in Thailand and India, and lower losses at GM Daewoo Auto & Technology Company in South Korea.
   Despite the current conditions in China, GM continues to expect significant growth there and throughout the region over the medium and long term. In June 2004, GM announced plans to increase the investment in its joint ventures in China by $3 billion, pending approval by the Chinese government, over the next three years. The funding for these investments is expected to be generated by profits of the operations. The funds will be used to introduce new vehicles and powertrains, increase manufacturing capacity, and create new engineering and design facilities.

Other Operations

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       -----------------------------------------
                                          2004      2003       2004      2003
                                          ----      ----       ----      ----
Other:                                           (dollars in millions)
  Total net sales and revenues              $57       $77       $193    $1,211
  (Loss) from continuing operations        $(83)    $(212)     $(234)      $(7)
  (Loss) from discontinued operations         -      $(23)         -      $(55)
  Net (loss)                               $(83)    $(235)     $(234)     $(62)

   Other Operations' loss from continuing operations decreased $129 million, to $83 million, in the third quarter of 2004, compared to 2003. The decrease is primarily due to the inclusion of interest expense related to 2003 debt issuances in Other Operations in 2003. This interest is included in GMNA in 2004. Other Operations' loss from continuing operations includes after-tax legacy costs of $100 million and $113 million for the third quarter of 2004 and 2003 respectively, and $304 million and $498 million for the nine months ended September 30, 2004 and 2003, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
   Other Operations' 2003 total net sales and revenues include a pre-tax gain of approximately $814 million, related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation. The sale generated net proceeds of approximately $1.1 billion in cash. The after-tax gain of approximately $505 million from the Defense sale is included in loss from continuing operations in 2003, as well as interest expense related to GM's 2003 debt issuances pertaining to the period prior to GM's use of the debt proceeds to fund U.S. pension plans.
   Loss from discontinued operations, included in net income of Other Operations, consists only of the results of Hughes for all periods presented.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review

   GMAC's net income was $656 million and $630 million in the third quarter of 2004 and 2003, respectively. Net income for the nine-month periods ended September 30, 2004 and 2003 was $2.3 billion and $2.2 billion, respectively.

                        Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                        ----------------------------------------
                          2004      2003      2004      2003
                          ----      ----      ----      ----
                                     (in millions)
Financing                  $259      $320    $1,153    $1,018
Mortgage                    302       253       888     1,039
Insurance                    95        57       261       106
                            ---       ---     -----     -----
   Net income              $656      $630    $2,302    $2,163
                            ===       ===     =====     =====

   Net income from financing operations totaled $259 million and $320 million in the third quarter of 2004 and 2003, respectively. The decrease of $61 million was primarily the result of lower net margins realized on stable asset levels and increased marketing expenses, partly offset by lower credit loss provisions and improved remarketing results for off-lease vehicles. Financing operations' net income was $1.2 billion and $1.0 billion for the first nine months of 2004 and 2003, respectively. The increase in net income for 2004, compared with 2003, was primarily due to lower credit loss provisions and improved remarketing results for off-lease vehicles, which more than offset the unfavorable effect of lower net interest margins. The provision for credit losses decreased by $35 million and $264 million for the third quarter and nine months ended 2004, respectively, as compared to the same periods in 2003. The decrease in the provision resulted primarily from slower growth in consumer assets during the first nine months of 2004 as compared with 2003. The overall credit quality and performance of the consumer portfolio remained relatively stable compared to losses reported during 2003. During the third quarter of 2004, remarketing results of off-lease vehicles continued to improve, with the average gain per vehicle increasing from $249 in 2003 to $459 per vehicle in 2004.
      Net income from mortgage operations was $302 million and $253 million in the third quarter of 2004 and 2003, respectively, and $888 million and $1.0 billion for the nine month periods ending September 30, 2004 and 2003, respectively. Loan production declined 34% in the third quarter 2004, compared to the same period in 2003, primarily due to reduced refinancing activity in the residential market, consistent with increases in mortgage rates. The volume decline, combined with decreased pricing margins and growth in residential mortgage loans held as collateral for secured financings, resulted in significant year-over-year decreases in gains on sales of loans for both the third quarter and nine months ended September 30, 2004. Financing revenue and interest expense each increased significantly compared to the prior year, reflecting continued growth in the balance of residential mortgage loans held as collateral for secured financings. In addition, the provision for credit losses increased due to the increase in assets along with unfavorable credit trends in the subprime and home equity residential mortgage portfolios. Increases in interest rates, while adversely affecting loan production volumes, favorably affected amortization and impairment of mortgage servicing rights
(MSRs). Amortization and impairment of MSRs, net of related risk management activities, decreased by $438 million and $666 million, respectively, for the third quarter and first nine months of 2004.
   Net income from insurance operations totaled $95 million and $57million in the third quarter of 2004 and 2003, respectively, and $261 million and $106 million for the first nine months of 2004 and 2003, respectively. The increase in net income in 2004, compared with 2003, was primarily due to favorable underwriting results and net capital gains in the investment portfolio instead of the net capital losses realized in 2003, which included the write down of certain investment securities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

2004 Priorities / Targets

   With respect to GM's previously reported operating priorities and financial targets for 2004:
o GM's estimate of 2004 calendar-year earnings per share is revised to between $6.00 and $6.50, at current dilution levels, in line with GM's target at the beginning of 2004, and down from the previous estimate of $7.00;
o GM's goal to increase market share in all regions is on track, except for GMNA;
o  For the calendar year:
   o GMNA's net income is expected to be at the low end of its target range of $1.0 billion to $1.4 billion;
   o GME has incurred a year-to-date net loss of $397 million, and is expected to incur a net loss in the fourth quarter;
   o  GMLAAM is expected to earn a profit;
   o GMAP is expected to earn between $700 million and $800 million; and o GMAC is expected to earn more than $2.0 billion; and
o GM expects a lower effective tax rate in the fourth quarter of 2004 due to settlements of prior years' tax matters. In addition, on October 22, 2004, President Bush signed into law the American Job Creation Act of 2004 (the Act). GM is analyzing what, if any, effect the provisions of the Act will have on GM's effective tax rate for the fourth quarter of 2004 and subsequent periods.


LIQUIDITY AND CAPITAL RESOURCES

Financing Structure

   In the third quarter of 2004, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital and extend borrowing terms consistent with GM's and GMAC's need for financial flexibility. On October 13, 2004 Fitch downgraded GM's and GMAC's long-term credit rating from BBB+ with a negative outlook to BBB with a negative outlook and at the same time, affirmed GM's and GMAC's commercial paper rating at F2 with a negative outlook. On October 14, 2004 Standard & Poor's downgraded GM's and GMAC's long-term credit rating from BBB with a negative outlook to BBB-with a stable outlook and at the same time, downgraded GM's and GMAC's commercial paper rating from A-2 with a negative outlook to A-3 with a stable outlook. On October 25, 2004 Dominion Bond Rating Service (DBRS) downgraded GM's and GMAC's long-term credit rating from A (low) to BBB (high) with a stable outlook and at the same time, affirmed GM's and GMAC's commercial paper rating at R-1 (low) with a stable outlook. On November 4, 2004 Moody's downgraded GM's long-term credit rating from Baa1 with a negative outlook to Baa2 with a stable outlook and at the same time, downgraded GMAC's long-term credit rating from A3 with a negative outlook to Baa1 with a stable outlook. Moody's affirmed GM's and GMAC's commercial paper rating at P-2 with a stable outlook. Refer to the table below for a summary of GM's and GMAC's credit ratings subsequent to these rating actions. These rating actions are not expected to have a material effect on GM's and GMAC's ability to obtain bank credit or to sell term debt or asset-backed securities. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility.

               --------------------------------------------------------------
                   GM       GMAC       GM       GMAC       GM        GMAC
               --------------------------------------------------------------
Rating Agency      Senior Debt       Commercial Paper         Outlook
-------------  --------------------------------------------------------------
DBRS           BBB (high)BBB (high) R-1 (low) R-1 (low) Stable    Stable
Fitch          BBB       BBB        F2        F2        Negative  Negative
Moody's        Baa2      Baa1       Prime-2   Prime-2   Stable    Stable
S&P            BBB-      BBB-       A-3       A-3       Stable    Stable

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. GM also has an additional $0.8 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.7 billion. Similarly, GMAC currently has a $4.6 billion syndicated line of credit committed through June 2005, $4.4 billion committed through June 2008, $4.6 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $21.3 billion. In addition, New Center Asset Trust (NCAT) has $19.5 billion of liquidity facilities committed through June 2005. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2005. NCAT and MINT are special purpose entities administered by GMAC for the purpose of purchasing assets as part of GMAC's securitization and mortgage warehouse funding programs. These entities fund the purchase of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to the Corporation. GMAC also has $54.8 billion in funding commitments (with $25.6 billion used) with third parties (including third party asset-backed commercial paper conduits) that may be used as additional secured funding sources.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (concluded)

Automotive and Other Operations

   At September 30, 2004, cash, marketable securities, and $3.5 billion of short-term assets of the Voluntary Employees' Beneficiary Association (VEBA) trust totaled $24.5 billion, compared with $26.9 billion at December 31, 2003 and $29.3 billion at September 30, 2003. The decrease of approximately 9% from December 31, 2003 was primarily due to $5.0 billion of VEBA cash contributions in the first quarter and a $0.3 billion discretionary cash contribution to certain GM of Canada Ltd. pension plans in the second quarter of 2004, partially offset by operating cash flow generation and net debt issuances. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $16.0 billion at September 30, 2004, and $10.0 billion at December 31, 2003, and September 30, 2003.
   Long-term debt was $30.1 billion at September 30, 2004, $29.6 billion at December 31, 2003, and $29.5 billion at September 30, 2003. The increase from September 30, 2003 is primarily due to debt issuances of $0.7 billion in the second quarter of 2004. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 85.3% at September 30, 2004, 85.2% at December 31, 2003, and 146.1% at September 30, 2003. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 86.3% at September 30, 2004, 86.3% at December 31, 2003, and 141.7% at September 30, 2003. The decrease in these ratios compared to September 30, 2003 was due to the improvement in GM's net asset position resulting from the improved funded status of GM's U.S. hourly and salaried pension plans.
   Net liquidity, calculated as cash, marketable securities, and $3.5 billion of short-term assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $8.2 billion at September 30, 2004, compared with a negative $5.5 billion at December 31, 2003, and compared to a negative $2.4 billion at September 30, 2003.

Financing and Insurance Operations

   At September 30, 2004, GMAC's consolidated assets totaled $311.8 billion, compared with $288.2 billion at December 31, 2003 and $275.9 billion at September 30, 2003. The increases from 2003 were primarily due to increases in net finance receivables and loans, from $174.3 billion at December 31, 2003 to $193.4 billion at September 30, 2004, driven by increases in residential mortgages. The higher mortgage balances are primarily the result of the increased use of securitizations structured as financing transactions.
   Consistent with the growth in assets, GMAC's total debt increased to $259.4 billion at September 30, 2004, compared with $238.9 billion at December 31, 2003 and $225.4 at September 30, 2003. GMAC's ratio of total debt to total stockholder's equity at September 30, 2004 was 11.4:1, compared with 11.8:1 at December 31, 2003, and 11.2:1 at September 30, 2003. GMAC's liquidity, as well as its ongoing profitability, in large part depends on its timely access to capital and the costs associated with raising funds in different segments of the capital markets. GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $60 billion at September 30, 2004, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC has $54.8 billion in funding commitments (with $25.6 used) through a variety of committed facilities with third parties (including third party asset-backed commercial paper conduits) that GMAC's Financing and Mortgage operations may use as additional secured funding sources.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements (concluded)

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

Assets in off-balance sheet entities were as follows (dollars in millions):
                                            Sept.30,   Dec. 31,  Sept. 30,
Automotive and Other Operations               2004      2003       2003
-------------------------------               ----      ----       ----
Assets leased under operating leases         $2,525    $2,327     $2,158
Trade receivables sold (1)                      703       755        639
                                              -----     -----      -----
      Total                                  $3,228    $3,082     $2,797
                                              =====     =====      =====

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
      - Mortgage loans                      $74,636   $80,798   $100,749
      - Retail finance receivables            5,727     9,548     11,404
      - Wholesale finance receivables        21,425    21,142     17,284
                                            -------   -------    -------
      Total                                $101,788  $111,488   $129,437
                                            =======   =======    =======

(1) In addition, trade receivables sold to GMAC were $478 million, $586 million and $424 million for the periods ended September 30, 2004, December 31, 2003, and September 30, 2003, respectively.

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $49.19 at September 30, 2004, $44.96 at December 31, 2003, and $13.76 at
September 30, 2003.

DIVIDENDS

   Dividends may be paid on GM's $1-2/3 par value common stock only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on common stock will be reduced on occasion by dividends paid and will be adjusted on occasion for changes to the amount of surplus attributed to the stock resulting from the repurchase or issuance of shares of stock.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 3, 2004, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid September 10, 2004, to holders of record on August 13, 2004.

EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned
subsidiaries at September 30, (in thousands)         2004     2003
                                                     ----     ----

  GMNA                                                181      190
  GME                                                  62       63
  GMLAAM *                                             28       23
  GMAP                                                 14       14
  GMAC                                                 33       32
  Other                                                 5        6
                                                      ---      ---
   Total employees                                    323      328
                                                      ===      ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EMPLOYMENT AND PAYROLLS (concluded)

                                      Three Months Ended Nine Months Ended
                                        September 30,      September 30,
                                      --------------------------------------
                                        2004      2003     2004     2003
                                        ----      ----     ----     ----

Worldwide payrolls - (in billions)      $4.9      $4.9    $15.9    $15.3
                                         ===       ===     ====     ====

* 2004 includes 3,000 employees as a result of the increase in ownership of GM South Africa from 49% to 100%.

CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM's accounting policies and critical accounting estimates are described in Note 1 to the 2003 Consolidated Financial Statements. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

NEW ACCOUNTING STANDARDS

   In October 2004, the FASB ratified the consensus of the Emerging Issues Task Force (EITF) with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The EITF's consensus states that shares of common stock contingently issuable pursuant to contingent convertible securities should be included in computations of diluted earnings per share (if dilutive) regardless of whether their market price triggers (or other contingent features) have been met. Additionally, in its efforts to converge with international accounting standards, the FASB has issued an Exposure Draft, "Earnings Per Share - an amendment of FASB Statement No. 128." This Exposure Draft states that contingent convertible securities which contain an option to settle in cash or stock be assumed to settle in stock for purposes of computing diluted earnings per share. Under the provisions of these pronouncements, GM would be required to include an additional 146.7 million shares, using the if-converted method (under which net income would also be adjusted to exclude imputed interest expense), in its computations of diluted earnings per share for the year ending December 31, 2004 and subsequent years.
   GM currently has $8.1 billion of outstanding contingently convertible securities. On November 5, 2004, GM unilaterally and irrevocably waived, and relinquished, its right (the waiver) to use stock, and has committed to use cash, to settle the principal amount of the securities if (1) holders ever choose to convert the securities or (2) if GM is ever required by holders to repurchase the securities. GM retains the right to use either cash or stock to settle any amount that might become due to security holders in excess of the principal amount (the in-the-money amount).
   By choosing to implement its waiver, GM's fully diluted earnings per share would be affected only at such time in the future as and when GM's stock price were to rise above the conversion prices specified for the various series of securities GM has issued. The level of dilution would be equal to the number of shares needed to satisfy the in-the-money amount. Under such circumstances, GM's earnings per share would not experience any dilution at today's stock price.
   See Note 9 to the consolidated financial statements for a discussion of GM's convertible securities.

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


                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS


(a) Previously reported legal proceedings which have been terminated, either during the quarter ended September 30, 2004, or subsequent thereto, but before the filing of this report are summarized below:

       Environmental Matters
       ---------------------

       On September 29, 2004, General Motors and the Michigan Department of Environmental Quality ("MDEQ") entered into a Consent Judgment before Michigan's Ingham County Circuit Court to resolve MDEQ's allegations that GM had violated the Federal Clean Air Act at its Saginaw Metal Casting Operations in Saginaw Michigan. While denying the allegations, GM agreed to pay approximately $92,000 and fund various supplemental environmental projects.



                                * * * * * * * * *


ITEM 2(c).  Purchases of Equity Securities

GM made the following purchases of GM $1-2/3 par value common stock during the three months ended September 30, 2004:


                                                                (d)Maximum
                                                                   Number (or
                                                                   Approximate
                                                                   Dollar Value)
                                                                   of Shares
                                               (c)Total Number     (or Units)
                                                  of Shares (or    that May Yet
                (a) Total      (b) Average        Units)Purchased  Be Purchased
                    Number of      Price          as Part of       Under the
                    Shares (or     Paid           Publicly         Plans
                    Units          per Share      Announced Plans   or
Period              Purchased)     (or Unit)      or Program       Programs
--------------------------------------------------------------------------------
July 1 to July 31                                      NA              NA
August 1 to                                            NA              NA
  August 31
September 1 to                                         NA              NA
  September 30           670         $33.17
--------------------------------------------------------------------------------
Total                    670         $33.17            NA              NA
--------------------------------------------------------------------------------



                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit                                                                   Page
Number      Exhibit Name                                                  Number
------      ------------                                                  ------
(4.1)       Second Supplemental Indenture dated as of November 5,
              2004, between General Motors Corporation and
              Citibank, N.A., as trustee                                     37
(4.2)       Third Supplemental Indenture dated as of November 5,
              2004, between General Motors Corporation and
              Citibank, N.A., as trustee                                     40
(4.3)       Fourth Supplemental Indenture dated as of November 5,
              2004, between General Motors Corporation and
              Citibank, N.A., as trustee                                     43
(31.1)      Section 302 Certification of the Chief Executive Officer         46
(31.2)      Section 302 Certification of the Chief Financial Officer         47
(32.1)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002                              48

(32.2)      Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002                              49


(b) Reports on Form 8-K
   Five reports on Form 8-K, were filed July 1, 2004, July 21, 2004(2*), August 3, 2004, and September 1, 2004during the quarter ended September 30, 2004 reporting matters under Item 8.01, Other Events, reporting certain agreements under Item 9.01, Financial Statements and Exhibits.

--------------------------

* This asterisk indicates Reports submitted to the Securities and Exchange Commission which include information "furnished" pursuant to Items 9 or 12 (prior to August 23, 2004), or Items 2.02 or 7.01 (after August 22, 2004) of Form 8-K, which pursuant to General Instruction B of Form 8-K is not deemed to be "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934. The information furnished pursuant to Items 2.02 or 7.01 in such reports is not subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, is not incorporated into this Report on Form 10-Q and GM does not intend to incorporate these reports by reference into any filing under the Securities Act or the Exchange Act.


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
Date:  November 10, 2004             By:  /s/PETER R. BIBLE
                                     ---  -----------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)