Form 10-K
period 2004-12-31
GENERAL MOTORS CORP
filed 2005-03-16
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-1004
                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                                  -----------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

                        For the transition period from    -  to


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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
     Title of Each Class                              Which Registered
----------------------------                     ---------------------------
Common, $1-2/3 par value                         New York Stock Exchange, Inc.



Note: The $1-2/3 par value common stock of the Registrant is also listed for trading on the following exchanges:

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
                      -----   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes X.   No   .
           ------   ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes X   No   .
                                     -----   ------

As of June 30, 2004, the aggregate market value of General Motors Corporation
(GM) $1-2/3 par value common stock held by nonaffiliates of GM was approximately $26.3 billion. The closing price on June 30, 2004 as reported on the New York Stock Exchange was $46.59 per share. As of June 30, 2004, the number of shares outstanding of GM $1-2/3 par value common stock was 564,721,304 shares.

Documents incorporated by reference are as follows:

                                             Part and Item Number of Form
Document                                     10-K into Which Incorporated
--------                                     ----------------------------

General Motors Notice of Annual Meeting of
  Stockholders and Proxy Statement for
  the Annual Meeting of Stockholders
  to be held June 7, 2005                     Part III, Items 10 through 14

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

ITEM 1.  Business

General

   The following information is incorporated herein by reference to the indicated pages in Part II:

      Item                                                  Page(s)
      ----                                                  -------------

      Wholesale Volumes                                     II-6 through II-9
      Employment and Payrolls                               II-16
      Note 24 to the GM Consolidated Financial Statements
         (Segment Reporting)                                II-70 through II-73

   GM presents separate supplemental financial information for its reportable operating segments:

      o  Automotive and Other Operations (Auto & Other); and
      o  Financing and Insurance Operations (FIO).

   GM's Auto & Other reportable operating segment consists of:

      o GM's four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and
      o Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.

   GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER.
   GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and/or marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. As of December 31, 2004, GM also has equity ownership directly or indirectly through various regional subsidiaries in New United Motor Manufacturing, Inc. (NUMMI), Fiat Auto Holdings (FAH), Fuji Heavy Industries Ltd., Suzuki Motor Corporation (Suzuki), Isuzu Motors Ltd., Shanghai General Motors Co., Ltd. (SGM), SAIC-GM-Wuling Automobile Company Ltd., CAMI Automotive Inc. (CAMI), and GM Daewoo Auto & Technology Company (GM-DAT). These investees design, manufacture and market vehicles under the following nameplates: Pontiac, Fiat, Lancia, Alfa Romeo, Subaru, Suzuki, Isuzu, Buick, Wuling, Daewoo, and Chevrolet. On February 13, 2005, GM entered into certain agreements with Fiat S.p.A. (see Note 25 to the Consolidated Financial Staatements) as a result of which GM will no longer hold an interest in FAH, and the nameplates of Fiat, Lancia, and Alfa Romeo will no longer be identified herein.
   GM's FIO reportable operating segment primarily relates to General Motors Acceptance Corporation (GMAC). GMAC provides a broad range of financial services, including consumer vehicle financing, automotive dealership and other commercial financing, residential and commercial mortgage services, automobile service contracts, personal automobile insurance coverage and selected commercial insurance coverage. See related business discussion in GMAC's Form 10-K, Item 1, which is incorporated herein by reference. GMAC's Form 10-K is filed separately with the Securities and Exchange Commission (SEC).
   Until its split-off on December 22, 2003, GM's business included Hughes Electronics Corporation. Hughes' activities included digital entertainment, information and communication services, and satellite-based private business networks.
   Substantially all automotive-related products are marketed through retail dealers and distributors in the United States, Canada, and Mexico, and through distributors and dealers overseas. At December 31, 2004, there were approximately 7,600 GM vehicle dealers in the United States, 800 in Canada, and 300 in Mexico. Additionally, there were a total of approximately 19,400 outlets overseas which include dealers and authorized sales, service, and parts outlets.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Competitive Position

   GM's principal competitors in passenger cars and trucks in the United States and Canada include Ford Motor Company, DaimlerChrysler AG (DaimlerChrysler), Toyota Corporation (Toyota), Nissan Motor Corporation, Ltd., Honda Motor Company, Ltd., Mazda Motor Corporation, Mitsubishi Motors Corporation, Volkswagen A.G. (Volkswagen), Hyundai Motor Company, Ltd. (Hyundai), and Bayerische Motoren Werke AG (BMW). All but Volkswagen and Hyundai currently operate vehicle manufacturing facilities in the United States or Canada. Toyota and GM operate the New United Motor Manufacturing, Inc. facility in Fremont, California as a joint venture which currently builds passenger cars and light-duty trucks. Suzuki and GM operate CAMI Automotive Inc. in Ingersoll, Ontario as a joint venture which currently builds light-duty trucks. Wholesale unit sales of GM passenger cars and trucks during the three years ended December 31, 2004 are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II.
   Total industry new motor vehicle (passenger cars, trucks, and buses) unit sales of domestic and foreign makes and GM's competitive position during the years ended December 31, 2004, 2003, and 2002 were as follows:

Vehicle Unit Sales (1)


                                                Years Ended December 31,
                          2004                          2003                         2002
                 -----------------------------------------------------------------------------------
                                    GM as                        GM as                        GM as
                                    a % of                       a % of                       a % of
                 Industry   GM     Industry   Industry   GM     Industry   Industry   GM     Industry
                 --------   --     --------   --------   --     --------   --------   --     --------
United States                                   (units in thousands)
  Cars            7,563   1,885      24.9%     7,637   1,961      25.7%     8,131   2,069      25.4%
  Trucks          9,739   2,822      29.0%     9,333   2,796      30.0%     9,012   2,790      31.0%
                 ------   -----                -----   -----                -----   -----
  Total United
    States       17,302   4,707      27.2%    16,970   4,757      28.0%    17,143   4,859      28.3%
Canada, Mexico,
  and Other       2,973     705      23.7%     2,871     683      23.8%     2,992     764      25.5%
                 ------   -----               ------   -----               ------   -----

  Total GMNA     20,275   5,412      26.7%    19,841   5,440      27.4%    20,135   5,623      27.9%
  GME            20,606   1,954       9.5%    19,537   1,821       9.3%    19,340   1,668       8.6%
  GMLAAM          4,240     737      17.4%     3,585     584      16.3%     3,637     619      17.0%
  GMAP           17,070     887       5.2%    15,925     775       4.9%    14,503     500       3.4%
                 ------   -----               ------   -----               ------   -----
Total Worldwide  62,191   8,990      14.5%    58,888   8,620      14.6%    57,615   8,410      14.6%

(1) GM vehicle unit sales primarily represent vehicles manufactured by GM or manufactured by GM's investees and sold either under a GM nameplate or through a GM-owned distribution network. Consistent with industry practice, vehicle unit sales information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

Research and Development

   In 2004, GM spent $6.5 billion for research, manufacturing engineering, product engineering, and development activities related primarily to the development of new products or services or the improvement of existing products or services, including activities related to vehicle emissions control, improved fuel economy, and the safety of persons using GM products. Comparably, $6.2 billion and $6.0 billion were spent on company-sponsored research and other product development activities in 2003 and 2002, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Environmental Matters

Automotive Emissions Control
   Both the U.S. federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions. These requirements include pre-production testing of vehicles, testing of vehicles after assembly, the imposition of emission defect and performance warranties, and the obligation to recall and repair customer-owned vehicles determined to be non-compliant with emissions requirements.
   Both the U.S. Environmental Protection Agency (EPA) and the California Air Resources Board (CARB) continue to place great emphasis on compliance testing of customer-owned vehicles. Failure to comply with the emission standards or defective emission control systems or components discovered during such testing, or discovered during government required defect reporting, can lead to substantial cost for General Motors related to emissions recalls. New CARB and federal requirements will increase the time and mileage periods over which manufacturers are responsible for a vehicle's emission performance.
   Both the EPA and the CARB emission requirements will become even more stringent in the future. A new tier of exhaust emission standards for cars and light-duty trucks, the "Low-Emission Vehicles (LEV) II" standards, began phasing in for California vehicles in the 2004 model year. Similar federal "Tier 2" standards began phasing in during 2004. In addition, both the CARB and the EPA have adopted more stringent standards applicable to future heavy-duty trucks.
   California requires that a specified percentage of cars and certain light-duty trucks be zero emission vehicles (ZEVs), such as electric vehicles or hydrogen fuel cell vehicles. This requirement starts at 10% in model year 2005 and increases in future years. Manufacturers have the option of meeting a portion of this requirement with partial ZEV credits, which are vehicles that meet very stringent emission standards and have extended emission system warranties. An additional portion of the ZEV requirement can be met with vehicles that meet these partial ZEV requirements and incorporate advanced technology, such as a hybrid electric propulsion system meeting specified criteria.
   The Clean Air Act permits states that have areas with air quality problems to adopt the California car and truck emission standards in lieu of the federal requirements, and four states (New York, Massachusetts, Maine and Vermont) have requirements in effect now. Three additional states (Connecticut, New Jersey and Rhode Island) have adopted requirements that will begin in the future. Additional states could also adopt the California standards in the future.
   In addition to the above-mentioned exhaust emission programs, onboard diagnostic (OBD) devices, used to diagnose problems with emission control systems, were required both federally and in California effective with the 1996 model year. This system has the potential of increasing warranty costs and the chance for recall. OBD requirements become more challenging each year as vehicles meet lower emission standards, and new diagnostics are required. California has adopted more stringent OBD requirements beginning in the 2004 model year, including new design requirements and more stringent enforcement procedures.
   New evaporative emission control requirements for cars and trucks began phasing in with the 1995 model year in California and the 1996 model year federally. Systems are being further modified to accommodate federal onboard refueling vapor recovery (ORVR) control standards. ORVR was phased-in on passenger cars in the 1998 through 2000 model years, and is phasing-in on light-duty trucks in the 2001 through 2006 model years. Beginning with the 2004 model year, even more stringent evaporative emission standards apply in California, as well as federally.
   Starting in the 2001 model year, the test procedure for exhaust emissions has become more complex with vehicles required to meet two additional test requirements: 1) measuring exhaust emissions over a new test cycle with the air conditioner operating; and 2) measuring exhaust emissions over a new high speed (80 mph) and high load cycle.

Industrial Environmental Control

   GM is subject to various laws relating to the protection of the environment including laws regulating air emissions, water discharges, waste management, and environmental cleanup.
   GM is in various stages of investigation or remediation for sites where contamination has been alleged, and recorded a liability of $214 million at December 31, 2004 and $226 million at December 31, 2003 for worldwide environmental investigation and remediation as summarized below:

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Industrial Environmental Control (concluded)

     o GM has been identified as a potentially responsible party at sites identified by the EPA and state regulatory agencies for investigation and remediation under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state statutes. GM voluntarily and actively participates in cleanup activity where such involvement has been verified. The total liability for sites involving GM was $79 million at December 31, 2004. This compares with $85 million at December 31, 2003.

     o For closed plants owned by the Corporation, the estimated liability for environmental investigation and remediation was $17 million at December 31, 2004, based on an environmental assessment of the plant property. This compares with $22 million at December 31, 2003.

     o GM is involved in investigation and remediation activities at additional locations worldwide with a liability of $118 million at December 31, 2004. This compares with $119 million at December 31, 2003.

   The cost impact of the Clean Air Act Amendments under Title V is the annual emission fees of approximately $9 million per year. Additional programs under the Clean Air Act, including Hazardous Air Pollutant standards, and Compliance Assurance Monitoring and periodic monitoring requirements are estimated to cost $300 million to $500 million in aggregate through the year 2007.
   The Corporation currently estimates that future expenditures for industrial environmental control facilities through 2007 will be approximately $125 million. Specific environmental expenses are difficult to isolate since expenditures may be made for more than one purpose, making precise classification difficult.
   GM is implementing various voluntary initiatives to reduce energy consumption and greenhouse gas emissions from its operations around the globe. GM is on track to meet its target by 2005 of a reduction of 8% in carbon dioxide (CO2) emissions from its global facilities over 2000 levels. By 2003 GM had reduced CO2 emissions from its U.S. facilities by 22% over 1990 levels. Several GM facilities will be included in the European emissions trading regime, which is being implemented to meet the European Community's climate change commitments under the Kyoto Protocol. Additional information about GM's environmental and other initiatives is available in its Corporate Responsibility Report at www.gmability.com.
------------------

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

Automotive Fuel Economy
   The Energy Policy and Conservation Act passed in 1975 provided for production-weighted average fuel economy standards for passenger cars for 1978 and thereafter. Based on EPA combined city-highway test data, the GM 2004 model year domestic passenger car fleet achieved a Corporate Average Fuel Economy
(CAFE) of 29.3 miles per gallon (mpg) versus the standard of 27.5 mpg. GM's CAFE estimate for 2005 model year domestic passenger cars is projected at 28.8 mpg versus the standard of 27.5 mpg.
   For GM's imported passenger cars, 2004 model year CAFE attained 30.3 mpg versus a standard of 27.5 mpg. The CAFE estimate for 2005 model year import passenger cars is 29.3 mpg versus the standard of 27.5 mpg.
   Fuel economy standards for light-duty trucks became effective in 1979. General Motors' light truck CAFE fleet average for the 2004 model year achieved at 21.4 mpg versus a standard of 20.7 mpg. GM's 2005 model year truck CAFE is projected at 21.5 mpg versus a standard of 21.0 mpg. New CAFE standards for light trucks for the model years beyond 2008 will be the subject of rulemaking during 2005.
   In addition, in 2002 California passed legislation requiring the California Air Resources Board (CARB) to regulate greenhouse gas emissions from new motor vehicles sold in the state beginning in 2009. Since CO2 is the primary greenhouse gas emitted by automobiles and CO2 emissions are directly proportional to the amount of fuel consumed, this is tantamount to establishing state level fuel economy standards, which is prohibited by the federal fuel economy law. Nonetheless, CARB has established standards that effectively require about a 40% increase in new vehicle fuel economy by 2016. These standards are now subject to legal challenge by the Alliance of

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive Fuel Economy (concluded)

Automobile Manufacturers and several dealers in federal court and by a legal challenge by GM, DaimlerChrysler and several dealers in state court.
   Further, in 1999 ACEA (the European Auto Manufacturers' Association) and the European Union established a voluntary agreement with an emission target of 140 grams of CO2 per kilometer on average for new passenger cars sold in the European Union by 2008. Discussions are now ongoing between the European Union and European auto manufacturers, including GM, on targets for the period beyond 2008.
   We continue to improve the fuel efficiency of our vehicles, even as we add more safety features, customer convenience options, enhance utility and performance and address other environmental aspects of our products. For example, GM provides the broadest array of fuel efficient cars and trucks in the U.S. Based on EPA 2005 fuel economy data, GM leads in fuel economy comparisons on a model to model basis across the vehicle spectrum. In cars, GM leads in 28 of the 53 comparisons (combined city-highway unadjusted) in which we compete or 53%, and GM leads in 41 of the 66 truck comparisons or 62% where GM has an offering. GM's product lineup includes nineteen models that get 30 miles per gallon or better on the highway - more than any other automaker. Of course, overall CO2 emissions from cars and light duty trucks on the road are determined by a number of factors, including what products customers select and how they choose to use them, congestion, transit alternatives, fuel quality and availability and land use patterns.
   GM has established an aggressive near, mid and long-term plan to develop and bring to market technologies to improve fuel efficiency, reduce emissions and provide additional value and benefits to our customers. This includes enhancements to conventional internal combustion engine technology such as displacement-on-demand, alternative and flex-fuel vehicles. GM currently has hybrid electric drive technology for buses and a Parallel Hybrid Pickup truck available in the market and is bringing a range of hybrid products to market over the next several years. Longer term, GM is investing in hydrogen fuel cell development.
   GM's ability to meet increased fuel economy standards is contingent on various future economic, consumer, legislative, and regulatory factors that GM cannot control and cannot predict with certainty. If GM is not able to comply with specific new fuel economy requirements, GM could be subject to sizeable civil penalties and could have to severely restrict product offerings or close plants to remain in compliance.

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

Segment Reporting Data

   Operating segment and principal geographic area data for 2004, 2003, and 2002 are summarized in Note 24 to the GM Consolidated Financial Statements in Part II.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   The Registrant makes no attempt herein to predict the future trend of its business and earnings or the effect thereon of the results of changes in general economic, industrial, regulatory, and international conditions.

ITEM 2.  Properties

   The Corporation, excluding its Financing and Insurance Operations, has approximately 370 locations operating in approximately 40 states and approximately 220 cities in the United States. Of these, approximately 20 are engaged in the final assembly of GM cars and trucks; approximately 50 are service parts operations responsible for distribution or warehousing; and the remainder are offices or involved primarily in the testing of vehicles or the manufacturing of automotive components and power products. In addition, the Corporation has approximately 20 locations in Canada and assembly, manufacturing, distribution, or warehousing operations in approximately 50 other countries, including equity interests in associated companies which conduct assembly, manufacturing, or distribution operations. The major facilities outside the United States and Canada, which are principally vehicle manufacturing and assembly operations, are located in Germany, the United Kingdom, Brazil, Mexico, Australia, Sweden, Belgium, Spain, China, Thailand, Argentina, Portugal, Poland and South Korea.
   Most facilities are owned by the Corporation or its subsidiaries. Leased properties consist primarily of warehouses and administration, engineering, and sales offices. The leases for warehouses generally provide for an initial period of five years and contain renewal options. Leases for sales offices are generally for shorter periods.
   Properties of the Registrant and its subsidiaries include facilities which, in the opinion of management, are suitable and adequate for the manufacture, assembly, and distribution of their products.
   Additional information regarding worldwide expenditures for plants and equipment is presented in Note 24 to the GM Consolidated Financial Statements in
Part II.

ITEM 3.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation became, or was, a party during the year ended December 31, 2004, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   The EPA Region V filed an Administrative complaint against three General Motor's facilities on October 17, 2003. The three GM assembly facilities named in the complaint are Moraine, Ohio, Pontiac, Michigan, and Orion, Michigan. The complaint alleges multiple violations of the hazardous waste rules as applied to GM's painting and purge operations. The EPA seeks unspecified penalties. GM believes that the lawsuit is without merit because the purge material in question is not a "waste" but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed and reused by GM in its processes. GM will vigorously defend.

                                      * * *

Other Matters

   Six putative nationwide and statewide class actions are pending against General Motors in state and federal courts alleging that the paint or paint application process used on some GM vehicles was defective due to the omission of a primer surfacer layer. Generally, plaintiffs allege that GM's failure to disclose the alleged paint defect is a fraudulent omission and a violation of various states' consumer protection laws. No determination has been made that any case may proceed as a class action.
   With respect to the suits relating to the primer surfacer issue described above: Christian Amedee and Louis Fuxan v. General Motors Corporation, et al., Civil District Court for the Parish of New Orleans, State of Louisiana filed March 24, 1995, Cherise Miller, et al., v. General Motors Corporation, United States District Court for the Northern District of Illinois, filed on April 8, 1998 (the court determined that plaintiffs had not demonstrated that they could meet the requirements for certification of a nationwide class), and Rose Ann Hayes v. General Motors Corporation et al. filed on May 22, 2001 in the Circuit Court for Madison County Illinois are purported nationwide class actions; Eddie Glorioso v. General Motors Corporation and Scott Arnold v. General Motors Corporation, consolidated in Superior Court for the City and County of San Francisco, California, both filed in July 1998, are purported California statewide class actions; Scott Haverdink v. General Motors Corporation, Court of Common Pleas of Philadelphia County, Pennsylvania, filed on May 16, 1999, is a putative Pennsylvania statewide class action. Darryl Oshanek v. General Motors Corporation and General Motors of Canada, Limited, filed in the Supreme Court of British Columbia, Canada, on June 2, 1999, is a putative class action on behalf of residents of British Columbia, has been dismissed. GM intends to vigorously oppose class certification and defend these cases.

                                      * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Matters (concluded)

   Seventy-nine purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001, have been filed in various state and federal courts against General Motors Corporation, General Motors of Canada Ltd. and Ford, Daimler Chrysler, Toyota, Honda, Nissan and BMW and their Canadian affiliates, the National Automobile Dealers Association and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings in federal court in the State of Maine and the more than 30 California cases have been consolidated in state court in San Francisco, California.
   The nearly identical complaints allege that the defendant manufacturers, aided by the association defendants, conspired among themselves and with their dealers to prevent the sale to United States citizens of vehicles produced for the Canadian market and sold by dealers in Canada. The complaints allege that new vehicle prices in Canada are ten to thirty percent lower than those in the United States and that preventing the sale of these vehicles to United States citizens resulted in the payment of supracompetitive prices by United States consumers. The complaints, as amended, seek treble damages under federal and state antitrust laws, but do not specify damages. The complaints further allege unjust enrichment and violations of state unfair trade practices act. No determination has been made to certify any of these cases as a class action. On March 5, 2004, the Court in Maine issued a decision holding that the purported indirect purchaser classes failed to state a claim for damages and allowed a separate claim seeking to enjoin future alleged violations to continue. General Motors believes its actions have been lawful and intends to vigorously defend these cases.

                                      * * *

   On April 11 and 14, 2003, two purported class actions (Young v. Pearce, et al.; Silverstein v. Pearce, et al.) were filed in Delaware Chancery Court on behalf of owners of GM Class H shares against Hughes Electronics Corporation, General Motors Corporation, News Corporation and the Hughes directors. On April 11 and 15, 2003, two purported class actions (Matcovsky, et al., v. Hughes Electronics Corporation, et al.; Brody v. Hughes Electronics Corporation, et al.) were filed in Superior Court in Los Angeles, California, against Hughes, GM and the Hughes and GM directors. Two purported stockholder class actions which name only General Motors and the GM directors have been brought in Delaware Chancery Court challenging the agreements with News Corp., Wyser-Pratte Management Company v. General Motors Corporation, et al., which was filed April 18, 2003, and Robert LaMarche v. General Motors Corporation, et al., which was filed April 28, 2003. The Delaware cases have been consolidated in the Delaware Chancery Court and the California cases have been consolidated in state court in Los Angeles and plaintiffs in both cases have filed consolidated complaints.
   The Delaware cases allege that GM and the GM directors performed ultra vires acts and that the GM directors breached their fiduciary duties by approving a transaction that is more favorable to the holders of GM $1-2/3 par value common stock than the holders of GM Class H Common stock. They claim that the holders of GM Class H Common Stock were treated unfairly because (i) GM received mostly cash for its shares while the holders of GM Class H Common Stock received News Corp. American Depositary Shares (ADSs) that may fluctuate in value, (ii) GM received a $275 million payment from Hughes, (iii) a substantial number of shares of GM Class H Common Stock were contributed to various GM employee benefit plans prior to announcement of the deal to improve the prospects of shareholder approval, and (iv) the transaction was announced just prior to the announcement of improved financial results at Hughes and PanAmSat to make it appear that holders of GM Class H Common Stock would receive a premium that would exceed the 20 percent recapitalization premium provided for in the GM Restated Certificate of Incorporation, as amended. The California cases allege that the transactions involving News Corp.'s acquisition of a 34% interest in Hughes provides benefits to GM not available to all GM Class H shareholders, in violation of fiduciary duties. The new consolidated complaints are similar to the original complaints, except that the Delaware complaint adds allegations challenging the adequacy of the disclosures in the Consent Solicitation and only names GM and members of the GM board of directors as defendants. Plaintiffs in both cases seek unspecified damages. GM has moved to dismiss the Delaware cases and plaintiffs are seeking to amend their complaint. In the California cases, the claims against directors without any connection to California have been dismissed and the consolidated case has been stayed pending a ruling on the motion to dismiss the Delaware consolidated complaint. GM and the director defendants believe these actions are without merit and intend to vigorously defend the lawsuits.



                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  Submission of Matters to a Vote of Security Holders

NONE

ITEM 4A.  Executive Officers of the Registrant

   The names and ages of all executive officers of the Registrant and their positions and offices with the Registrant are as follows:

Name and (Age)                             Positions and Offices
---------------------------             ------------------------------------

G. Richard Wagoner, Jr. (52)            Chairman and Chief Executive Officer

John M. Devine (60)                     Vice Chairman and Chief Financial
                                           Officer

Robert A. Lutz (73)                     Vice Chairman Product Development, and
                                           Chairman of GM North America

Thomas A. Gottschalk (62)               Executive Vice President, Law and
                                           Public Policy and General Counsel

   The following information pertains to all other officers of the Registrant who file reports pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended:

Name and (Age)                             Positions and Offices
---------------------------             ------------------------------------

Troy A. Clarke (49)                     Group Vice President and President,
                                           GM Asia Pacific

Gary L. Cowger (57)                     Group Vice President and President,
                                           GM North America

Eric A. Feldstein (45)                  Group Vice President and Chairman,
                                           General Motors Acceptance
                                        Corporation

Frederick A. Henderson (46)             Group Vice President and President,
                                           GM Europe

Maureen Kempston-Darkes (56)            Group Vice President and President,
                                           GM Latin America, Africa and Middle
                                           East

Thomas G. Stephens (56)                 Group Vice President, GM Powertrain

Ralph J. Szygenda (56)                  Group Vice President, Information
                                           Systems & Services, and Chief
                                           Information Officer

Bo I. Andersson (49)                    Vice President, Global Purchasing and
                                           Supply Chain

Kathleen S. Barclay (50)                Vice President, Global Human Resources

Lawrence D. Burns (53)                  Vice President, Research & Development
                                           and Strategic Planning

Thomas J. Kowaleski (53)                Vice President, Communications

Peter R. Bible (46)                     Chief Accounting Officer

Walter G. Borst (43)                    Treasurer

Paul W. Schmidt (60)                    Controller

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

   Mr. John M. Devine was named Vice Chairman and Chief Financial Officer of General Motors Corporation, effective January 1, 2001. He has responsibility for GM's Worldwide Financial Operations, GM Asset Management, and Economic Development and Enterprise Services. He is a member of the GM Automotive Strategy Board and serves as its global process leader for finance. Mr. Devine was Chairman and Chief Executive Officer of Fluid Ventures, LLC, immediately prior to his GM appointment. He retired from Ford Motor Company in October 1999, after a 32 year career, as the company's Executive Vice President and Chief Financial Officer.

   Mr. Robert A. Lutz was named Vice Chairman Product Development of General Motors Corporation, effective September 1, 2001. He was named Chairman of GM North America on November 13, 2001, and was appointed interim president of GM Europe on March 1, 2004 until June 1, 2004. He serves as global process leader for Product Development and is a member of the Automotive Strategy Board and the North America Strategy Board. Mr. Lutz was Chairman and Chief Executive Officer of Exide Technologies, immediately prior to his GM appointment, and served as a member of Exide's board of directors until May 5, 2004. He also has held a number of executive positions with Ford Motor Company until 1986 and the former Chrysler Corporation from which he retired in 1998.

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

   Mr. Troy A. Clarke was appointed Group Vice President and Executive Vice President, GM Asia Pacific on February 4, 2004, and President of GM Asia Pacific, effective June 1, 2004. Mr. Clarke was named GM group vice president of manufacturing and labor relations in June 2002. Mr. Clarke had been vice president of labor relations since January 2001 and was appointed president and managing director of GM de Mexico and a GM corporate vice president in December 1997, after having served as director of manufacturing for GM de Mexico since June 1997. Mr. Clarke is a member of the Automotive Strategy Board and Chairman of the Asia Pacific Strategy Board.

   Mr. Gary L. Cowger has been associated with General Motors since 1965. Mr. Cowger was elected a Vice President of General Motors Corporation, effective October 1, 1994. On September 1, 1994, he was appointed President and Managing Director of General Motors de Mexico. Mr. Cowger was then named Vice President, Manufacturing, General Motors Europe, on January 1, 1998 and Chairman and Managing Director of Adam Opel AG effective June 19, 1998. Mr. Cowger became Group Vice President - Labor Relations, on November 1, 1998 and Group Vice President in charge of GM Manufacturing and Labor Relations on January 1, 2001. He was named GM Group Vice President and President of General Motors North America on November 13, 2001. He is a board member of GMAC, a member of the Automotive Strategy Board, global process leader for Manufacturing, and Chairman of the North America Strategy Board.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Mr. Frederick A. Henderson has been associated with General Motors since 1984. From 1997 to 2000, Mr. Henderson was GM Vice President and Managing Director of GM do Brasil, and from June 1, 2000 served as Group Vice President and President of the GM Latin America, Africa and Middle East (LAAM) region. He was named GM Group Vice President and President of General Motors Asia Pacific effective January 1, 2002. Effective June 1, 2004, he was appointed Group Vice President and President of GM Europe. He is currently a member of the Automotive Strategy Board and Chairman of the GM Europe Strategy Board.

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

   Mr. Thomas G. Stephens is the Group Vice President responsible for GM Powertrain. He is a member of the Automotive Strategy Board and the North American Strategy Board, and Chairman of GM's Energy and Environmental Strategy Board. From May 1996 through December 2000, Mr. Stephens was GM vice president and group director of engineering operations for the GM Truck Group. He was appointed vice president of vehicle integration in January 2001 and held this position prior to being named group vice president for GM Powertrain in 2001.

   Mr. Ralph J. Szygenda was named Group Vice President, Information Systems & Services, and Chief Information Officer on January 7, 2000. He is a member of the Automotive Strategy Board and is responsible for the Information Systems & Services organization. Mr. Szygenda is a member of the board of directors of the Handleman Company. He joined GM in 1996 as Vice President and Chief Information Officer.

   Mr. Bo I. Andersson began his career with GM in 1987 as a manager with Saab. He was appointed GM vice president of Global Purchasing and Supply Chain on December 1, 2001. He is a member of GM's Automotive Strategy Board and North America Strategy Board. He held various leadership positions at Saab and GM before being promoted to vice president of purchasing for General Motors Europe in March 1997. He was appointed executive-in-charge for Worldwide Purchasing in 1999.

   Ms. Kathleen S. Barclay has been associated with General Motors since 1985. She was elected Vice President in charge of global human resources in 1998. Her responsibilities include providing strategic human resource counsel to GM units worldwide and coordinating GM's training and development activities. Prior to that she was general director of human resource management at GM North America Operations since 1996. She is a member of the Automotive Strategy Board.

   Mr. Lawrence D. Burns has been associated with General Motors since 1969. He was named Vice President of Research & Development and Strategic Planning in May 1998. He is a member of the Automotive Strategy Board and serves as global process leader for R&D and Planning.

   Mr. Thomas J. Kowaleski was elected Vice President in charge of global GM communications, effective January 1, 2004. He is a member of the GM Automotive Strategy Board and directs GM's corporate, product, brand, and internal communications around the world. Mr. Kowaleski joined General Motors in March 1999 as executive director product and brand communications. He became GM North America vice president of communications in June 2001. Prior to his joining GM, Mr. Kowaleski held a number of executive positions at Chrysler Corporation and DaimlerChrysler.

   Mr. Peter R. Bible joined General Motors as Chief Accounting Officer in December 1996. He is responsible for worldwide accounting and financial reporting; Securities and Exchange Commission (SEC) reporting; financial controls; financial systems development; and government contract accounting. Mr. Bible is also responsible for communication to the Audit Committee of the Board of Directors on accounting matters and is a signatory of the Corporations' registration reports and financial reports.

   Mr. Walter G. Borst has been associated with General Motors since 1980. He was named Treasurer in February 2003. Prior to that, Mr. Borst was executive director of finance and chief financial officer for GM's German subsidiary, Adam Opel AG, since October 2000. Previously, he served as Assistant Treasurer in the GM Treasurer's Office from 1997 to 2000.

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

                                     PART II
                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

   General Motors (GM) lists its common stock on the stock exchanges specified on the cover page of this Form 10-K under the trading symbol "GM". On December 22, 2003, General Motors completed the split-off of Hughes by distributing Hughes common stock to the holders of GM Class H (GMH) common stock in exchange for all the outstanding shares of GMH common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred ADSs).
   All GMH stock ceased to be outstanding and accordingly was delisted from exchanges specified on the cover page of this report. GM's Dividend Policy is described in the Management's Discussion and Analysis (MD&A) in Part II. As of December 31, 2004, there were 405,272 holders of record of GM $1-2/3 par value common stock. As of December 31, 2003, there were 418,540 holders of record of GM $1-2/3 par value common stock. The following table sets forth the high and low sale prices of GM's common stocks as reported on the Composite Tape and the quarterly dividends declared for the last two years.

                                                       2004 Quarters
                                                       -------------
                                             1st       2nd       3rd       4th
                                             ---       ---       ---       ---
Cash dividends per share of common stocks
   $1-2/3 par value                          $0.50     $0.50     $0.50    $0.50

Price range of common stocks
  $1-2/3 par value (1):   High              $55.55    $50.04    $46.93   $43.29
                          Low               $44.72    $42.88    $40.53   $36.90


                                                       2003 Quarters
                                                       -------------
                                             1st       2nd       3rd       4th
                                             ---       ---       ---       ---
Cash dividends per share of common stocks
   $1-2/3 par value                          $0.50     $0.50     $0.50    $0.50
   Class H                                   $-        $-        $-       $-

Price range of common stocks
   $1-2/3 par value (1):  High              $41.12    $39.50    $43.23   $54.39
                          Low               $29.75    $32.84    $35.00   $40.04
   Class H (1):           High              $12.41    $13.56    $15.10   $16.72
                          Low                $9.40    $10.17    $12.74   $14.25


----------------------
(1) The principal market is the New York Stock Exchange, and prices are based on the Composite Tape.

   The table below contains information about securities authorized for issuance under equity compensation plans. The features of these plans are described further in Note 22 to the Consolidated Financial Statements, in Part II.

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
  General Motors Amended
   Stock Incentive Plan
   (GMSIP)                     79,455,293         $54.53         10,873,308

Equity compensation plans not
  approved by security holders (2):
  General Motors 1998
   Salaried Stock Option
   Plan (GMSSOP)               27,590,626         $55.17            394,335
-------------------------------------------------------------------------------
Total                         107,045,919         $54.69          11,267,643
-------------------------------------------------------------------------------

(1) Excludes securities reflected in the first column, "Number of securities to be issued upon exercise of outstanding options, warrants and rights."
(2) All equity compensation plans except the GMSSOP were approved by the stockholders. The
   GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.

Purchases of Equity Securities

GM made the following purchases of GM $1-2/3 par value common stock during the three months ended December 31, 2004:

                                                                  Maximum Number
                                                                             (or
                                                  Total Number     Approximate
                                                  of Shares (or   Dollar Value)
                                                     Units)       of Shares (or
                  Total Number    Average Price   Purchased as     Units) that
                  of Shares (or  Paid per Share      Part of       May Yet Be
Period                Units         (or Unit)       Publicly        Purchased
                   Purchased)                       Announced       Under the
                                                    Plans or        Plans or
                                                     Program        Programs
-------------------------------------------------------------------------------
October 1 to                                           NA              NA
  October 31
November 1 to                                          NA              NA
  November 30          5,939         $39.19
December 1 to                                          NA              NA
  December 31         11,121         $38.89
-------------------------------------------------------------------------------
Total                 17,060         $39.00            NA              NA
-------------------------------------------------------------------------------

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.  Selected Financial Data

                                           Years Ended December 31
                                 ---------------------------------------------
                                 2004      2003       2002      2001      2000
                                 ----      ----       ----      ----      ----
                                 (dollars in millions except per share amounts)

Total net sales and revenues   $193,517  $185,837  $177,867   $169,051  $173,943
                                =======   =======   =======    =======   =======

Income from continuing
  operations                     $2,805    $2,862    $1,975     $1,222    $3,639
Income (loss) from
  discontinued operations             -      (219)     (239)      (621)      813
Gain from sale of
  discontinued operations            _-     1,179         -          -         -
                                  -----     -----     -----        ---     -----
  Net income (1)                 $2,805    $3,822    $1,736       $601    $4,452
                                  =====     =====     =====        ===     =====

$1-2/3 par value common stock
  Basic earnings per share
   (EPS) from continuing
   operations                     $4.97     $5.10     $3.53      $2.21     $6.23
  Basic earnings (losses) per
    share  from discontinued
    operations                       $-     $2.14    $(0.16)    $(0.42)    $0.59
  Diluted EPS from continuing
   operations                     $4.95     $5.03     $3.51      $2.20     $6.12
  Diluted earnings (losses)
   per share from discontinued
   operations                        $-     $2.11    $(0.16)    $(0.43)    $0.58
  Cash dividends declared per
   share                          $2.00     $2.00     $2.00      $2.00     $2.00

Class H common stock (2)
  Basic earnings (losses) per
   share from discontinued
   operations                       $ -    $(0.22)   $(0.21)    $(0.55)    $0.55
  Diluted earnings (losses)
   per share from
   discontinued operations          $ -    $(0.22)   $(0.21)    $(0.55)    $0.54
  Cash dividends declared per
   share                            $ -      $  -      $  -       $  -      $  -

Total assets                   $479,603  $448,507  $369,053   $322,412  $301,129
Notes and loans payable        $300,279  $271,756  $200,168   $165,361  $144,783
GM-obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts                 $ -      $  -      $  -       $  -      $139
Stockholders' equity            $27,726   $25,268    $6,814    $19,707   $30,175


--------------------------
Reference should be made to the notes to GM's consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(1) On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets," which ceased the amortization method of accounting for goodwill and changed to an impairment only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually. Effective January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to SFAS No. 123, "Accounting for Stock-Based Compensation." Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities."
(2) Adjusted to reflect the three-for-one stock split of the GMH common stock, in the form of a 200% stock dividend, paid on June 30, 2000. Effective December 22, 2003 GM split-off Hughes by distributing Hughes common stock to the holders of GMH common stock in exchange for all outstanding shares of GMH common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred ADSs. All shares of GMH common stock were then cancelled. See Note 2 to the Consolidated Financial Statements.


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 2004, filed separately with the Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
   GM presents separate supplemental financial information for its reportable operating segments: Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO).
   GM's Auto & Other reportable operating segment consists of:

o GM's four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and
o Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.

   GM's FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.
   Consistent with industry practice, market share information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 RESULTS OF OPERATIONS

Consolidated Results
                                                Years Ended December 31,
                                             --------------------------------
                                                2004      2003       2002
                                                ----      ----       ----
                                                  (dollars in millions)

Consolidated:
  Total net sales and revenues               $193,517   $185,837  $177,867
  Income from continuing operations            $2,805     $2,862    $1,975
  Net income                                   $2,805     $3,822    $1,736
  Net margin from continuing operations           1.4%       1.5%      1.1%
Automotive and Other Operations:
  Total net sales and revenues               $161,545   $155,831  $150,250
  Income (loss) from continuing operations       $(89)       $35       $93
  Net income (loss)                              $(89)      $995     $(146)
Financing and Insurance Operations:
  Total revenues                              $31,972    $30,006   $27,617
  Net income                                   $2,894     $2,827    $1,882

   The increase in 2004 total net sales and revenues, compared with 2003, resulted from increased GMA revenue of $6.6 billion, with significant increases at GMLAAM and GME, and increases in FIO revenue of $2.0 billion. Other revenues in 2003 included approximately $814 million from the sale of GM's defense business. The increase in 2003 total net sales and revenues, compared with 2002, was due to increases in GMA revenue of $5.2 billion, despite lower GMNA and global volumes and worldwide pricing competitiveness, and increases in FIO revenue of $2.4 billion.
   Income from continuing operations decreased $57 million to $2.8 billion in 2004, compared to 2003. Automotive results improved by $868 million due to improvement at GMNA, a strong recovery at GMLAAM, and record income at GMAP, more than offsetting increased losses at GME. Other Operations' 2004 results include an after-tax charge of $886 million related to the February 2005 settlement reached between GM and Fiat S.p.A. (Fiat) to terminate the Master Agreement (including the Put Option) and settle various disputes between the two companies. GMAC earned a record $2.9 billion net income, with higher financing and insurance income more than offsetting lower mortgage income. In 2003, consolidated net income included a gain on the sale of discontinued operations of $1.2 billion and a loss from discontinued operations of $219 million related to Hughes Electronics Corporation (Hughes). See discussion at Discontinued Operations.
   Despite increased revenues, cost savings, and strong equity income in 2003 compared to 2002, continued automotive pricing pressures, higher pension and other postretirement employee benefit (OPEB) expenses in the U.S., and unfavorable foreign currency exchange resulted in GMA net income decreasing in 2003 compared to 2002. GMAC had record net income of $2.8 billion in 2003, compared to $1.9 billion in the prior year.

   2004 highlights included:
   o     Record consolidated net sales and revenues;
   o     Market share increases in three of four automotive regions;
   o     Record net income at GMAC;
   o     Record net income and market share at GMAP;
   o     Profitability at GMLAAM;
   o     Approximately 14% actual return on assets for U.S. pension plans;
   o     $9 billion contributed to pre-fund U.S. OPEB liabilities; and
   o Termination of the Master Agreement (including the Put Option) with Fiat and settlement of related disputes included in 2004 financial results.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review
                                                Years Ended December 31,
                                             --------------------------------
                                                2004      2003       2002
                                                ----      ----       ----
                                                  (dollars in millions)
Auto & Other:
  Total net sales and revenues               $161,545   $155,831  $150,250
  Income (loss) from continuing operations       $(89)       $35       $93
  (Loss) from discontinued operations               -       (219)     (239)
  Gain on sale of discontinued operations           -      1,179         -
                                                 ----      -----   -------
   Net income (loss)                             $(89)      $995     $(146)
                                                   ==        ===       ===
GMA net income (loss) by region:
  GMNA                                         $1,583       $811    $2,992
  GME                                            (976)      (504)   (1,011)
  GMLAAM                                           85       (331)     (181)
  GMAP                                            729        577       188
                                                -----        ---     -----
   Net income (loss)                           $1,421       $553    $1,988
                                                =====        ===     =====
  Net margin                                      0.9%       0.4%      1.3%
  GM global automotive market share              14.5%      14.6%     15.0%
Other:
  (Loss) from continuing operations           $(1,510)     $(518)  $(1,895)
  (Loss) from discontinued operations               -       (219)     (239)
  Gain on sale of discontinued operations           -      1,179         -
                                               ------      -----     -----
   Net income (loss)                          $(1,510)      $442   $(2,134)
                                                =====        ===     =====

   The increase in 2004 total net sales and revenues, compared with 2003, was largely due to higher wholesale volumes at GMLAAM and GME and continued growth in GMAP, partially offset by lower GMNA revenue. The increase in 2003 total net sales and revenues, compared with 2002, was largely due to favorable product mix and a weaker U.S. dollar, partially offset by unfavorable pricing pressures in North America and Europe and lower wholesale volumes. GM's global market share was 14.5% and 14.6% for the years 2004 and 2003, respectively. Market share gains were recognized for 2004 in three out of four automotive regions (see discussion below under each region) with GMNA posting a 0.7 percentage point decline, to 26.7%.
   GMA's 2004 net income increased $868 million compared with 2003. GMNA's income increased due to material cost savings and favorable tax items, partially offset by decreased production and negative mix. GMAP achieved record annual income, despite slower growth in the second half of the year, while GMLAAM reached annual profitability for the first year since 2000. GME's loss for 2004 increased due to continued price pressure and unfavorable exchange. The decrease in GMA's 2003 net income compared with 2002 was the result of lower wholesale volumes, continued pricing pressures in North America and Europe, increased pension and OPEB expense in the U.S., and unfavorable foreign exchange, partially offset by continued strong product mix, material cost savings and strong equity results at GMAP.
   See discussion of Other Operations' results below.

GM Automotive Regional Results

GM North America                          Years Ended December 31,
                                      ----------------------------------
                                         2004       2003       2002
                                         ----       ----       ----
GMNA:                                       (dollars in millions)
  Net income                            $1,583       $811     $2,992
  Net margin                               1.4%       0.7%       2.6%

Wholesale volumes                              (in thousands)
  Cars                                   2,271      2,340      2,547
  Trucks                                 3,193      3,267      3,174
                                         -----      -----      -----
   Total GMNA                            5,464      5,607      5,721
                                         =====      =====      =====

Vehicle unit sales
  Industry - North America              20,275     19,841     20,135
  GM as a percentage of industry          26.7%      27.4%      27.9%

  Industry - U.S.                       17,302     16,970     17,143
  GM as a percentage of industry          27.2%      28.0%      28.3%
  GM cars                                 24.9%      25.7%      25.4%
  GM trucks                               29.0%      30.0%      31.0%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America  (concluded)
   North American industry vehicle unit sales increased 2% to 20.3 million units during 2004. While the industry grew slightly, GMNA's production declined approximately 4% to 5.2 million units and market share decreased by 0.7 percentage points. GMNA ended the year with a market share of 26.7% for 2004, compared to 27.4% for 2003.
   During 2004, industry vehicle unit sales in the United States increased to
17.3 million units, while GM's U.S. market share decreased by 0.8 percentage points. GM ended the year with a U.S. market share of 27.2% for 2004, versus 28.0% for 2003. GM's U.S. car market share declined by 0.8 percentage points to 24.9%, while U.S. truck market share for the year was 29.0%, down 1.0 percentage point. Truck sales represented 60% of GM's total U.S. vehicle unit sales in 2004, up slightly from 59% in 2003.
   Net income from GMNA totaled $1.6 billion, $811 million, and $3.0 billion in 2004, 2003, and 2002, respectively. The effects of material and structural cost savings in 2004 were partially offset by lower volume and unfavorable product mix. Additionally, 2004 net income includes the effect of GM's contribution of approximately 11 million shares of XM Satellite Radio Holdings Inc. (XM) common stock to GM's Voluntary Employees' Beneficiary Association (VEBA), which resulted in an after-tax gain to GMNA of $118 million. GMNA recognized tax benefits in 2004 of $540 million primarily as the result of U.S. and Mexico tax legislation and Canadian capital loss carryforwards, as well as a benefit related to the settlement of various prior year tax matters in the U.S. In addition, in the third quarter of 2004 GM completed its periodic review of products liability reserves, which comprehend all products liability exposure. This review resulted in an after-tax reduction to these reserves of approximately $250 million, in order to appropriately reflect the current level of exposure.
   In the fourth quarter of 2004, GM announced plans to close its assembly plant in Baltimore, Maryland, and to permanently lay off approximately 950 employees at GM's assembly plant in Linden, New Jersey. In connection with these actions, GM recognized after-tax charges totaling $78 million in 2004 for impairment of product-specific assets and facilities, and other associated costs. Continued payment of compensation and other benefits to laid-off employees at the Baltimore and Linden plants is estimated to be $6 million and $10 million per month, respectively, which is expected to decline as employees are redeployed, retire, or otherwise terminate their employment; accordingly, the total of such charges is not currently estimable. Exit and environmental costs totaling approximately $28 million after tax are expected to be recognized in the future as liabilities are incurred. In addition, GM incurred after-tax charges in 2004 of $118 million for impairments of other product-specific assets and facilities not related to these actions.
   The decrease in GMNA's 2003 net income from 2002 was primarily due to unfavorable pricing, increased pension and OPEB expense in the U.S., and higher currency-exchange losses. During 2003, GMNA incurred charges of $448 million, after tax, related to the October 2003 contract with the United Auto Workers, which provided for lump-sum payments and vehicle discount vouchers for retirees. In addition, GMNA adjusted a previously established reserve for idled workers, primarily related to the Janesville, Wisconsin plant, resulting in $103 million of net income, after tax. Also, GMNA incurred various structural cost adjustments, asset impairment and other charges, favorable interest income from settlements of prior year tax matters, and income related to the market valuation of XM warrants. These items netted to approximately $90 million of income for the year.
   Vehicle revenue per unit was consistent year over year at $18,991 for calendar year 2004 and $18,992 for calendar year 2003, reflecting a continuing trend of moderating pricing.

GM Europe                                  Years Ended December 31,
                                       ----------------------------------
                                          2004       2003       2002
                                          ----       ----       ----
                                             (dollars in millions)
GME net (loss)                            $(976)     $(504)   $(1,011)
GME net margin                             (3.2%)     (1.8%)     (4.2%)

Wholesale volumes                               (in thousands)
  Cars                                    1,620      1,563      1,545
  Trucks                                     97         94        100
                                         ------     ------     ------
   Total GME                              1,717      1,657      1,645
                                          =====      =====      =====

Vehicle unit sales
  Industry                               20,606     19,537     19,340
  GM as a percentage of industry            9.5%       9.3%       8.6%

GM market share - Germany                  10.5%      10.4%      10.2%
GM market share - United Kingdom           13.9%      13.7%      12.7%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe  (concluded)
   Industry vehicle unit sales increased more than 5% in Europe during 2004, and GME increased its total market share to 9.5%, up 0.2 percentage points from 2003. In two of GM's largest markets in Europe, GM continued to increase market share: market share was 10.5% in Germany, a 0.1 percentage point increase over 2003; and in the United Kingdom market share was 13.9%, an increase of 0.2 percentage points over 2003.
   Net loss from GME totaled $976 million, $504 million, and $1.0 billion, in 2004, 2003, and 2002, respectively. The increase in GME's loss in 2004 over 2003 was primarily due to continued negative price and unfavorable exchange with respect to the weakening of the U.S dollar compared to the euro and Swedish krona, partially offset by favorable volume and mix, material cost savings and reduced structural costs. In addition, in 2004 GME's net loss included an after-tax charge of $234 million for the impairment of various product-specific assets.
   The decrease in GME's 2003 net loss from 2002 was primarily due to favorable product mix, and reduced material and structural costs. These favorable conditions were partially offset by unfavorable pricing and foreign currency translation as the euro and krona strengthened relative to the U.S. dollar during 2003. GME's net loss included a restructuring charge in 2003 of $218 million, after tax, related to an initiative to improve the competitiveness of GM's automotive operations in Europe.
   On October 14, 2004, GM announced a major restructuring initiative for GME to reduce annual structural costs by approximately euro 500 million ($600 million) by 2006. The plan involves a reduction in workforce of up to 12,000 in 2005 and 2006, largely in manufacturing and engineering operations in Germany, and the continued integration of design and engineering functions. In December 2004, GM reached agreement with various labor unions in Europe on a framework for the restructuring plan. Total costs associated with the restructuring initiative are yet to be determined, and will be recognized in future periods as the restructuring occurs. GM expects to incur charges in connection with this throughout 2005; the amounts of these charges have not yet been determined.

GM Latin America/Africa/Mid-East           Years Ended December 31,
                                      -----------------------------------
                                         2004       2003        2002
                                         ----       ----        ----
                                            (dollars in millions)
GMLAAM net income (loss)                  $85      $(331)     $(181)
GMLAAM net margin                         1.0%      (6.1%)     (3.5%)

Wholesale volumes                               (in thousands)
  Cars                                    586        438        443
  Trucks                                  183        123        197
                                          ---        ---        ---
   Total GMLAAM                           769        561        640
                                          ===        ===        ===

Vehicle unit sales
  Industry                              4,240      3,585      3,637
  GM as a percentage of industry         17.4%      16.3%      17.0%

GM market share - Brazil                 23.1%      23.3%      23.0%

   Improving economic conditions in Latin America resulted in significant industry growth in 2004, with the markets in Argentina and Venezuela doubling, and Brazil's market growing more than 10% compared to 2003. In addition, the South Africa market grew more than 20% in 2004. GMLAAM capitalized on this industry growth and improved its regional market share by 1.1 percentage points to 17.4% in 2004 with a 26% increase in vehicle unit sales, to 737 thousand in 2004.
   Net income (loss) from GMLAAM totaled $85 million, $(331) million, and $(181) million in 2004, 2003, and 2002, respectively. 2004 was the first profitable year for GMLAAM since 2000. Favorable volume and mix and positive pricing, partially offset by increased material and structural costs, drove the improved results in 2004. The increase in the region's 2003 net loss from 2002 was primarily due to continued economic weakness in the region as industry vehicle sales decreased 52 thousand units to 3.6 million for 2003. In 2003, GMLAAM incurred asset impairment charges and unfavorable exchange effects, which were partially offset by net price increases.
   Effective January 1, 2004, GM increased its ownership of Delta Motor Co. in South Africa to 100%, from 49% previously, moving from the equity method of accounting to full consolidation. The company is now known as General Motors South Africa.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Asia Pacific (concluded)
                                         Years Ended December 31,
                                      ----------------------------------
                                         2004       2003       2002
                                         ----       ----       ----
                                            (dollars in millions)
GMAP net income                          $729       $577       $188
GMAP net margin                          10.4%      10.8%       4.2%

Wholesale volumes                              (in thousands)
  Cars                                    203        203        185
  Trucks                                   88         70        220
                                          ---        ---        ---
   Total GMAP                             291        273        405
                                          ===        ===        ===

Vehicle unit sales
  Industry                             17,070     15,925     14,503
  GM as a percentage of industry          5.2%       4.9%       3.4%

GM market share - Australia              19.4%      20.4%      22.6%
GM market share - China                   9.3%       8.6%       4.2%

   Industry vehicle unit sales in the Asia Pacific region increased approximately 7.2% in 2004, to 17.1 million units, from 15.9 million units in 2003. This reflects slower growth in China than in previous years, where vehicle unit sales increased 16% to 5.3 million in 2004, from 4.6 million units in 2003. During 2003 industry vehicle unit sales in China increased 35% over 2002 levels. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company (GM-DAT) and China affiliates) in the Asia Pacific region more than 14% in the period, to 887 thousand units from 775 thousand in 2003. GMAP's 2004 market share was 5.2%, compared to 4.9% in 2003. GMAP's market share in China increased 0.7 percentage point to 9.3% in 2004, and China was GM's second largest market for 2004.
   Net income from GMAP totaled $729 million, $577 million, and $188 million, in 2004, 2003, and 2002, respectively. The increase in GMAP's 2004 net income over 2003 was due to improved results at equity investees in Japan and GM-DAT, as well as improved earnings at GM operations in Thailand and India, partially offset by reduced income at GM Holden. The increase in GMAP's 2003 net income, compared with 2002, was primarily due to strong equity earnings from Shanghai General Motors Co., Ltd. and other equity investees, as well as increased earnings at Holden in Australia.

Other Operations
                                               Years Ended December 31,
                                       ----------------------------------------
                                           2004          2003          2002
                                           ----          ----          ----
                                                 (dollars in millions)
Other:
  Total net sales and revenues              $410        $1,318          $895
  (Loss) from continuing operations      $(1,510)        $(518)      $(1,895)
  (Loss) from discontinued operations          -          (219)         (239)
  Gain from sale of discontinued
    operations                                 -         1,179             -
                                           -----         -----         -----

  Net (loss) income                      $(1,510)         $442       $(2,134)
                                           =====           ===         =====

   Other Operations' loss from continuing operations increased $992 million in 2004 compared to 2003, to $1.5 billion. Other Operations' loss from continuing operations includes after-tax legacy costs of $402 million and $634 million for 2004 and 2003 respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
   In 2002, GM evaluated the carrying value of its investment in Fiat Auto Holdings B.V. (FAH), resulting in a non-cash impairment charge of $2.2 billion ($1.4 billion, after-tax). The write-down decreased the carrying value of GM's investment in FAH from $2.4 billion to $220 million with the remaining $220 million being attributable to the investment of FAH in certain joint ventures with GME. In December 2004, GM wrote off this remaining balance to Other Operations' cost of sales, resulting in an after-tax charge of $136 million.
   On February 13, 2005 GM and Fiat reached a settlement agreement whereby GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets and other important rights with respect to diesel engine technology and know-how. The settlement agreement results in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share). Since the underlying events and disputes giving rise to GM's and Fiat's agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004. This charge was recorded in cost of sales and other expenses in Other Operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Other Operations (concluded)

   In addition, the settlement agreement includes, among other things, the following actions or provisions:
o The Fiat-GM Powertrain (FGP) joint venture company will be dissolved and GM will regain complete ownership of all GM assets originally contributed. During a transition period, FGP will continue to supply both companies so that their respective operations will not be disrupted.
o GM will retain co-ownership with Fiat of the key powertrain intellectual property, including SDE and JTD diesel engines and the M20-32 six-speed manual transmission;
o GM will hold a 50% interest in a joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine;
o The companies will continue to supply each other with powertrains under long term contracts which provide considerable ongoing savings;
o GM and Fiat will also continue to work together to develop certain car programs;
o  Fiat will participate in GM's purchasing alliance program;
   GM and Fiat have exchanged broad releases of all claims and liabilities. Other Operations' total net sales and revenues for 2003 include a pre-tax gain of approximately $814 million, or approximately $505 million after-tax related to the sale of GM's Defense operations (light armored vehicle business) to General Dynamics Corporation. The sale generated net proceeds of approximately $1.1 billion in cash.
   Also, Other Operations' 2003 results include charges of approximately $277 million related to the October 2003 contract with the UAW which provided for lump-sum payments and vehicle vouchers for Delphi retirees, as well as net interest expense of approximately $200 million related to 2003 debt issuances.

Discontinued Operations

   In December 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to The News Corporation Ltd. (News Corporation) in exchange for cash and News Corporation Preferred American Depositary Shares. These transactions are referred to as "the Hughes transactions."
   As of the completion of the Hughes transactions on December 22, 2003, the results of operations, cash flows, and the assets and liabilities of Hughes were classified as discontinued operations for all periods through such date presented in GM's consolidated financial statements. The transactions resulted in an after-tax gain of approximately $1.2 billion classified as gain on sale of discontinued operations in GM's consolidated statement of income for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements for further discussion.

GMAC Financial Review

   GMAC's net income was $2.9 billion, $2.8 billion, and $1.9 billion for 2004, 2003, and 2002 respectively.
                                               Years Ended December 31,
                                       -----------------------------------------
                                           2004          2003          2002
                                           ----          ----          ----
                                                 (dollars in millions)
Financing operations                      $1,476        $1,360        $1,239
Mortgage operations                        1,108         1,254           544
Insurance operations                         329           179            87
                                           -----         -----        ------
   Net income                             $2,913        $2,793        $1,870
                                           =====         =====         =====

   Net income from financing operations totaled $1.5 billion, $1.4 billion, and $1.2 billion in 2004, 2003, and 2002, respectively. The increase in 2004 net income over 2003 reflects improvement in earnings from international operations, lower credit loss provisions, improved vehicle remarketing results in North America and favorable tax items, partially offset by lower net interest margins. The increase in net income in 2003, compared with 2002, was primarily due to lower credit loss provisions and increased revenues from higher asset levels, which more than offset the unfavorable effect of lower net interest margins.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

   Net income from mortgage operations totaled $1.1 billion, $1.3 billion, and $544 million in 2004, 2003, and 2002, respectively. In 2004 U.S. residential mortgage industry volumes declined by approximately 30% compared to 2003. However, despite the lower industry volumes, mortgage operations achieved market share gains, asset growth, improved mortgage servicing results and an increase in fee-based revenue in 2004 compared to 2003. The increase in net income in 2003, compared with 2002, was primarily due to higher production and securitization volumes in both the residential and commercial mortgage sectors as a result of historically low market interest rates.
    Net income from insurance operations totaled a record $329 million in 2004, and $179 million and $87 million in 2003 and 2002, respectively. The increase in 2004 net income was due to improved operating performance across the majority of product lines, combined with improved investment portfolio performance. The increase in net income in 2003, compared with 2002, primarily relates to increased underwriting volume and increased investment income resulting from reduced levels of impairments in 2003, as compared to 2002, related to the Insurance Group's investment portfolio.

2005 Priorities/Targets

   With respect to GM's previously reported operating priorities and financial targets for 2005:
   o GM's estimate of 2005 calendar-year earnings per share, before restructuring charges in North America and Europe, is revised to a range of $1.00 to $2.00, down from the previously announced range of $4.00 to $5.00. The reduction is more than accounted for by a deterioration in GMNA's net income outlook, only partially offset by improvements in the other sectors.
   o GM now estimates that operating cash flow will be negative at approximately $(2.0) billion before the Fiat settlement and GME restructuring, compared to the previously announced target of $2.0 billion, largely due to the decreased net income and lower production volume at GMNA.
   o  Capital spending remains on track at $8 billion.
   o GM now estimates its target of increasing global sales volume will not be attained, as a reduction in North America will be only partially offset by stronger sales in each of the other regions.
   o  Sector net income estimates are updated as follows:
      - GMNA is now expected to miss its target of $500 million and will incur a significant full-year loss, largely due to shortfalls in volume, product mix, and pricing, only partially offset by better cost performance.
      - GME, GMLAAM, GMAP, and GMAC are expected to meet or beat their targets of $(500) million, $100 million, $600 million, and greater than $2,500 million respectively.
   For the first quarter of 2005, GM now estimates its earnings per share, before GMNA and GME restructuring charges, will be in a loss range of around $(1.50) per share compared to the previous estimate of breakeven or better. The decrease is fully accounted for by GMNA's production, mix, and pricing shortfalls. GMNA's results for the balance of the calendar year are expected to improve from the first quarter level, as volume improves and new models enter production for the 2006 model year.
   Cash flow, cost savings and regional income targets are formulated using a management approach consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.
   See discussion below at "Status of Debt Ratings" for recent actions by rating agencies with respect to GM's and GMAC's credit ratings and the potential effect of future ratings actions on the Corporation's access to capital markets.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows Reclassifications

   For 2004 GM reclassified certain amounts between operating and investing activities in its Consolidated Statements of Cash Flows as a result of concerns raised by the staff of the SEC about the previous presentation. This reclassification primarily relates to the financing of wholesale receivables from dealers by GM's Financing and Insurance Operations that result in no net cash receipts to GM on a consolidated basis when vehicles are sold. Because these receivables relate to the sale of GM's inventory, changes in their balances are now considered operating cash flows in accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS No. 95). This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions. This reclassification did not affect the key measures of reported cash flow from operating or investing activities for Auto & Other as shown in the Supplemental Information to the Consolidated Statements of Cash Flows. GM's operating cash flow measure, as reported using a management approach, is also unaffected by this change. See Note 1 to the Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings

   In 2004, GM and GMAC experienced adequate access to the capital markets as GM and GMAC were able to issue various securities to raise capital, consistent with GM's and GMAC's need for financial flexibility. On October 13, 2004, Fitch downgraded GM's and GMAC's long-term credit rating from BBB+ with a negative outlook to BBB with a negative outlook and, at the same time, affirmed GM's and GMAC's commercial paper rating at F2 with a negative outlook. On February 14, 2005, Fitch affirmed GM's and GMAC's ratings at these levels. On October 14, 2004, Standard & Poor's downgraded GM's and GMAC's long-term credit rating from BBB with a negative outlook to BBB- with a stable outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from A-2 with a negative outlook to A-3 with a stable outlook. On February 13, 2005, Standard & Poor's affirmed GM's and GMAC's ratings at these levels. On October 25, 2004, Dominion Bond Rating Service (DBRS) downgraded GM's and GMAC's long-term credit rating from A (low) to BBB (high) with a stable outlook and, at the same time, affirmed GM's and GMAC's commercial paper rating at R-1 (low) with a stable outlook. On February 14, 2005, DBRS placed GM's long-term credit rating of BBB (high) with a stable outlook and GM's commercial paper rating of R-1 (low) with a stable outlook under review with negative implications. At the same time, DBRS affirmed both GMAC's long-term credit rating of BBB (high) with a stable outlook and GMAC's commercial paper rating of R-1 (low) with a stable outlook. On November 4, 2004 Moody's downgraded GM's long-term credit rating from Baa1 with a negative outlook to Baa2 with a stable outlook and, at the same time, downgraded GMAC's long-term credit rating from A3 with a negative outlook to Baa1 with a stable outlook. Moody's affirmed GM's and GMAC's commercial paper rating at Prime-2 with a stable outlook. On February 14, 2005, Moody's lowered the outlook on GM's and GMAC's long-term credit ratings of Baa2 and Baa1, respectively, to negative from stable and, at the same time, lowered the outlook on GM's and GMAC's commercial paper rating of Prime-2 to negative from stable. Refer to the table below for a summary of GM's and GMAC's credit ratings subsequent to these rating actions.
   These rating actions are not expected to have a material effect on GM's and GMAC's ability to obtain bank credit or to sell term debt or asset-backed securities. A further decline in the long-term ratings assigned by any one of the agencies to non-investment grade could temporarily limit GM's and GMAC's access to the unsecured debt markets and could severely limit GM's and GMAC's ability to access the retail debt market for a period of time. Additionally, GM may not be assured reliable future access to the unsecured debt markets subsequent to being assigned a non-investment grade rating by one or more agencies. However, over the past few years, GM and GMAC have increased their focus on expanding and developing diversified funding sources. As a result, management expects that based on the Corporation's current financial position, this diversified funding strategy will continue to provide sufficient access to capital in order to meet the Corporation's ongoing funding needs. Accordingly, GM and GMAC expect that they will continue to have adequate access to the capital markets sufficient to meet the Corporation's needs for financial flexibility.

                   GM       GMAC       GM      GMAC        GM         GMAC
               ---------------------------------------------------------------
Rating Agency      Senior Debt        Commercial Paper          Outlook
-------------
               ---------------------------------------------------------------
DBRS           BBB (high) BBB       R-1      R-1       Stable -      Stable
                          (high)    (low)    (low)   Under review
Fitch          BBB        BBB       F2       F2        Negative      Negative
Moody's        Baa2       Baa1      Prime-2  Prime-2   Negative      Negative
S&P            BBB-       BBB-      A-3      A-3       Stable        Stable

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks which is committed through June 2008. GM also has an additional $0.9 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.8 billion. Similarly, GMAC currently has a $4.6 billion syndicated line of credit committed through June 2005, $4.4 billion committed through June 2008, $5.0 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $22.6 billion. In addition, New Center Asset Trust (NCAT) has $19.5 billion of liquidity facilities committed through June 2005. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed through April 2005. NCAT and MINT are special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC's securitization and mortgage warehouse funding programs. These entities fund the purchase of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to GMAC. At December 31, 2004 NCAT had commercial paper outstanding of $9.7 billion, which is not consolidated in the Corporation's Consolidated Balance Sheet. At December 31, 2004, MINT had commercial paper outstanding of $1.5 billion, which is reflected as secured debt in the Corporation's Consolidated Balance Sheet. GMAC also has $59.3 billion in funding commitments (with $28.4 billion used) with third parties (including third party asset-backed commercial paper conduits) that may be used as additional secured funding sources.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations

   At December 31, 2004, cash, marketable securities, and $3.5 billion ($3.4 billion at December 31, 2003) of readily-available assets of the VEBA trust totaled $23.3 billion, compared with $26.9 billion at December 31, 2003. The decrease of approximately 13% from December 31, 2003 was primarily due to VEBA and salaried 401(h) cash contributions of $8.6 billion in 2004 by GM, offset by strong cash flow from operations and $1.5 billion in dividends from GMAC. Total assets in the VEBA trust and 401(h) account used to pre-fund part of GM's other postretirement benefits liability approximated $20.0 billion at December 31, 2004, compared with $10.0 billion at December 31, 2003, an increase of 100%.
   Long-term debt was $30.5 billion at December 31, 2004, compared with $29.6 billion at December 31, 2003. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 84.7% at December 31, 2004, compared with 85.2% at December 31, 2003. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 85.5% at December 31, 2004, compared with 86.3% at December 31, 2003. The decrease in these ratios was due to the improved funding status of GM's other postretirement benefits liabilities in the U.S.
   Net liquidity, calculated as cash, marketable securities, and $3.5 billion ($3.4 billion at December 31, 2003) of assets of the VEBA trust invested in liquid securities less the total of loans payable and long-term debt, was a negative $9.2 billion at December 31, 2004, compared with a negative $5.5 billion at December 31, 2003.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GECC under which GECC pays participating GM suppliers the amount due to them from GM in advance of their contractual original due dates. In exchange for the early payment, these suppliers accept a discounted payment. On the original due date of the payables, GM pays GECC the full amount. At December 31, 2004 and 2003, GM owed approximately $1.0 billion and $1.2 billion, respectively, to GECC under this program, which is classified as short-term debt in GM's consolidated financial statements. In addition, GM has the right under the agreement to defer payment to GECC with respect to all or a portion of receivables which it has paid on behalf of GM. The permissible deferral periods range from 10 days to 40 days and would also be classified as short-term debt in GM's financial statements. Deferred payments are subject to interest during the deferral period. In 2004, GM did not elect to defer payment on any such payables at any time during the year. The maximum amount permitted under both parts of the program is $2.0 billion. If any of GM's long-term unsecured debt obligations become subject to a rating by S&P of BBB-, with a negative outlook (GM's current rating is BBB-, with a stable outlook) or below BBB-, or a rating by Moody's of Baa3, with a negative outlook (GM's current rating is Baa2, with a negative outlook) or below Baa3, GECC would be permitted to immediately terminate continued access to the program by GM and its suppliers. In 2004 GECC communicated to GM its intent to terminate the trade payables program by the end of 2005. Following the GECC communication, GM gave participating suppliers notice of the impending program termination, so those suppliers could develop alternative funding sources to replace the GECC program. GM does not anticipate that discontinuance of the future availability of the GECC program will result in a material disruption to the supply of parts and materials to GM, nor will it have a material adverse effect on GM's financial position, results of operations or cash flows.

Financing and Insurance Operations

   GMAC's consolidated assets totaled $324.1 billion at December 31, 2004, approximately a 12% increase from the $288.2 billion outstanding at December 31, 2003. The increase in total assets was primarily due to an increase in net finance receivables and loans, from $174.4 billion at December 31, 2003 to $199.7 billion at December 31, 2004. The increased use of securitizations structured as financing transactions (primarily in mortgage operations) combined with the continued use of GM sponsored incentive financing programs, resulted in an increase in consumer finance receivables and loans. Additional asset growth was the result of an increase in commercial loans and the balance of cash and cash equivalents.
   Consistent with the growth in assets, GMAC's total debt increased to $267.8 billion at December 31, 2004, compared to $238.9 billion at December 31, 2003. GMAC's 2004 year-end ratio of total debt to total stockholder's equity was 12.0:1 compared to 11.8:1 at December 31, 2003. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $59.4 billion at December 31, 2004, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC has $59.3 billion in funding commitments (with $28.4 billion used) through a variety of committed facilities with third parties (including third party asset-backed commercial paper conduits) that GMAC's Financing and Mortgage Operations may use as additional secured funding sources.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet arrangements where the economics and sound business principles warrant their use. GM's principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist principally of trade receivables.
   In addition, GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent lessors that GM believes are creditworthy. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM.
   There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities and each is owned by institutions that are independent of, and not affiliated with, GM. GM believes that no officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such entities.
   The amounts outstanding in off-balance sheet facilities used by the Financing and Insurance Operations have decreased over the past few years as GMAC continues to use securitization transactions that, while similar in legal structure to off-balance sheet securitizations, are accounted for as secured financings and are recorded as receivables and debt on the balance sheet.

Assets in off-balance sheet entities were as follows (dollars in millions):
                                                   December 31
                                                   -----------
Automotive and Other Operations                  2004      2003
-------------------------------                  ----      ----
Assets leased under operating leases            $2,553    $2,411
Trade receivables sold (1)                       1,210       755
                                                 -----     -----
      Total                                     $3,763    $3,166
                                                 =====     =====

Financing and Insurance Operations Receivables sold or securitized:
      - Mortgage loans                         $79,043   $80,798
      - Retail finance receivables               5,615     9,548
      - Wholesale finance receivables           21,291    21,142
                                               -------   -------
      Total                                   $105,949  $111,488
                                               =======   =======

(1) In addition, trade receivables sold to GMAC were $549 million as of December 31, 2004 and $586 million as of December 31, 2003.

Contractual Obligations and Other Long-Term Liabilities

   GM has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A "purchase obligation" is defined as an agreement to purchase goods or services that is enforceable and legally binding on GM and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on GM's balance sheet under GAAP. Based on this definition, the tables below include only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Contractual Obligations and Other Long-Term Liabilities (concluded)

   The following table provides aggregated information about Auto & Other outstanding contractual obligations and other long-term liabilities as of December 31, 2004.

                                            Payments due by period
                             --------------------------------------------------
                                                              2010 and
(dollars in millions)           2005    2006-2007   2008-2009   after      Total
--------------------------------------------------------------------------------
Debt                           $2,062       $814    $1,896    $27,715   $32,487
Capital lease obligations         113        221       487        545     1,366
Operating lease obligations       467        964     1,341      1,340     4,112
Contractual commitments for
   capital expenditures           676        137         -          -       813
Other contractual
commitments:
   Postretirement benefits (1)  3,373      7,201         -          -    10,574
     Less:  VEBA assets (2)    (3,373)    (7,201)        -          -   (10,574)
                                -----      -----                         ------
   Net                              -          -         -          -         -
   Material                     1,230      2,029     1,436        307     5,002
   Information technology         324        287        27          -       638
   Marketing                    1,377        416        58        148     1,999
   Facilities                     273        262       174        477     1,186
   Rental car repurchases       8,230          -         -          -     8,230
   Policy, product warranty
     and recall campaigns
     liability                  3,864      4,394       757        118     9,133
                                -----      -----    ------     ------   -------
 Total contractual
   commitments                $18,616     $9,524    $6,176    $30,650   $64,966
                               ======      =====     =====     ======    ======
Remaining balance
  postretirement benefits        $804     $1,606    $9,670    $54,820   $66,900
     Less:  VEBA assets (2)      (804)    (1,606)   (7,032)         -    (9,442)
                                  ---      -----     -----     ------    ------
   Net                           $  -     $    -    $2,638    $54,820   $57,458
                                  ===      =====     =====     ======    ======

(1)Amounts include postretirement benefits under the current contractual labor agreements in North America. The remainder of the estimated liability, for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits.
(2)Total VEBA assets were allocated based on projected spending requirements. Amount includes $4.0 billion VEBA asset contribution made in December 2004.

   The combined U.S. hourly and salaried pension plans were $3.0 billion overfunded at year-end 2004. As a result, and under normal conditions, GM does not expect to make any contribution to its U.S. hourly and salaried pension plans for the foreseeable future.

The following table provides aggregated information about FIO outstanding contractual obligations and other long-term liabilities as of December 31, 2004.

                                           Payments due by period
                            ----------------------------------------------------
                                                             2010 and
(dollars in millions)         2005    2006-2007  2008-2009    after      Total
--------------------------------------------------------------------------------
Debt                         $92,321   $63,140     $21,031    $91,820  $268,312
Operating lease
  obligations                    195       288         156        147       786
Mortgage purchase and sale
  commitments                 23,061     2,376         186         65    25,688
Lending commitments           16,468     2,974         999      4,501    24,942
Commitments to remit
  excess cash flows on certain
  loan portfolios                  -         -           -      4,335     4,335
Commitments to sell retail
  automotive receivables       2,000         -                     -      2,000
Commitments to provide
  capital to equity method
  investees                       11         4         101        227       343
Purchase obligations             203        94          21          1       319
                             -------    ------      ------    -------   -------
   Total contractual
    commitments             $134,259   $68,876     $22,494   $101,096  $326,725
                             =======    ======      ======    =======   =======

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock increased to $49.06 at December 31, 2004, from $44.96 at December 31, 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

DIVIDENDS

   Dividends may be paid on common stock only when, as, and if declared by GM's Board of Directors in its sole discretion. At December 31, 2004, the amount available for the payment of dividends on GM $1-2/3 par value was $29.7 billion. GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. Cash dividends per share of GM $1-2/3 par value common stock were $2.00 in 2004, 2003, and 2002.

EMPLOYMENT AND PAYROLLS

Worldwide employment at December 31, (in thousands)      2004     2003     2002
                                                         ----     ----     ----
  GMNA                                                   181      190      198
  GME                                                     61       62       66
  GMLAAM                                                  29       23       24
  GMAP                                                    15       14       11
  GMAC                                                    34       32       32
  Other                                                    4        5        7
                                                         ---      ---      ---
   Total employees                                       324      326      338
                                                         ===      ===      ===

  Worldwide payrolls (in billions)                     $21.5    $20.9    $20.4
  U.S. hourly payrolls (in billions) (1)                $8.7     $8.9     $9.1
  Average labor cost per active hour worked U.S.      $73.73   $78.39   $62.78
hourly (2)
-----------------------
(1) Includes employees "at work" (excludes laid-off employees receiving benefits).
(2) Includes U.S. hourly wages and benefits divided by the number of hours worked.

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

Sales Allowances
   At the latter of the time of sale or the time an incentive is announced to dealers (applies to vehicles sold by GM and in dealer inventory), GM records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. Some factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product and the rate of customer acceptance of any incentive program. If the actual number of vehicles differs from this estimate, or if a different mix of incentives occurs, the sales allowances could be affected.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Pension and Other Postretirement Employee Benefits (OPEB)
   Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM's pension and other postretirement obligations and future expense.
   GM has established for its U.S. pension plans a discount rate of 5.75% for year-end 2004, which represents a 25 basis point reduction from the 6.00% discount rate used at year-end 2003. GM's U.S. pre-tax pension expense is forecasted to decrease from approximately $1.5 billion in 2004, excluding curtailments and settlements, to approximately $1.2 billion in 2005 due to the approximately 14% 2004 actual return on assets, partially offset by a lower 2004 year-end discount rate.
   The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2004 the projected benefit obligation (PBO) for U.S. pension plans was $89 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $108 million net of tax):

                                                         Effect on
                              Effect on 2005         December 31, 2004
Change in Assumption      Pre-Tax Pension Expense           PBO
--------------------------------------------------------------------------

25 basis point decrease
  in discount rate            +$160 million           +$2.3 billion
25 basis point increase
  in discount rate            -$160 million           -$2.2 billion

25 basis point decrease
  in expected return on
  assets                      +$220 million                 -
25 basis point increase
  in expected return on
  assets                      -$220 million                 -

   GM's U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract. Consistent with GAAP, the 2004 pre-tax pension expense and December 31, 2004 PBO do not comprehend any future benefit increases beyond the amounts stated in the currently prevailing contract that expires in September 2007. The current cycle for negotiating new labor contracts is every four years. There is no past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. An annual 1% increase in the basic benefit of the U.S. Hourly Employees Pension Plan would result in a $112 million increase in 2005 pre-tax pension expense and a $523 million increase in the December 31, 2004 PBO. An annual 1% decrease in the same benefit would result in a $104 million decrease in 2005 pre-tax pension expense and a $487 million decrease in the December 31, 2004 PBO.
   These changes in assumptions would have no effect on GM's funding requirements. In addition, at December 31, 2004, a 25 basis point decrease in the discount rate would decrease stockholders' equity by $19.0 million, net of tax; a 25 basis point increase in the discount rate would increase stockholders' equity by $19.0 million, net of tax. The impact of greater than a 25 basis point decrease/increase in discount rate would not be proportional to the first 25 basis point decrease/increase in the discount rate.
   GM has established for its U.S. OPEB plans a discount rate of 5.75% for year-end 2004, which represents a 50 basis point reduction from the 6.25% discount rate used at year-end 2003.
   The following table illustrates the sensitivity to a change in the discount rate assumption related to GM's U.S. OPEB plans (the U.S. accumulated postretirement benefit obligation [APBO] was a significant portion of GM's worldwide APBO of $77.5 billion as of December 31, 2004):

                                  Effect on 2005               Effect on
                                   Pre-Tax OPEB            December 31, 2004
Change in Assumption                 Expense                     APBO
-------------------------------------------------------------------------------

25 basis point decrease in
  discount rate                   +$200 million              +$2.1 billion
25 basis point increase in
  discount rate                   -$200 million              -$2.1 billion

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES (concluded)

   GM assumes a 10.5% initial health care cost trend rate and a 5.0% ultimate health care cost trend rate as of December 31, 2004. A one percentage point increase in the initial through ultimate assumed health care trend rates would have increased the APBO by $8.4 billion at December 31, 2004, and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2004 by $543 million. A one-percentage point decrease would have decreased the APBO by $7.0 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2004 by $384 million.
   The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Postemployment Benefits
   GM establishes reserves for termination and other postemployment benefit liabilities to be paid pursuant to union or other contractual agreements, or one-time termination benefits not subject to a contractual agreement, in connection with closed plants or other restructuring actions. The liabilities are based on comprehensive studies that consider the effect of the annual production and labor forecast assumptions as well as redeployment scenarios.

Allowance for Credit Losses
   The allowance for credit losses is management's estimate of incurred losses in GMAC's consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the estimated realizable value of collateral where applicable and the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit quality losses. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency, and severity of credit losses, which could materially affect the provision for credit losses and therefore, net income.

Investments in Operating Leases
   GMAC's investments in its leasing portfolio represent an estimate of the realizable values of the assets which is based on the residual value established at contract inception. GMAC establishes residual values at contract inception by using independently published residual value guides. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. GMAC actively manages the remarketing of off-lease vehicles to maximize the realization of their value. Changes in the value of the residuals or other external factors impacting GMAC's future ability to market the vehicles under prevailing market conditions may impact the realization of residual values.

Mortgage Servicing Rights
   The Corporation capitalizes mortgage servicing rights associated with loans sold with servicing retained and servicing rights acquired through bulk and flow purchase transactions. The Corporation capitalizes the cost of originated mortgage servicing rights based upon the relative fair market value of the underlying mortgage loans and mortgage servicing rights at the time of sale of the underlying mortgage loan. The Corporation capitalizes purchased mortgage servicing rights at cost, an amount not exceeding the estimated fair market value of those purchased or assumed mortgage servicing rights. The carrying value of mortgage servicing rights is dependent upon whether the asset is hedged or not. Mortgage servicing rights that receive hedge accounting treatment, as prescribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," are carried at fair value. Changes in fair value are recognized in current period earnings, generally offset by changes in the fair value of the underlying derivative, if the changes in the value of the asset and derivative are highly correlated. The majority of mortgage servicing rights are hedged as part of the Corporation's risk management program. Mortgage servicing rights that do not receive hedge accounting treatment are carried at lower of cost or fair value.

Accounting for Derivatives and Other Contracts at Fair Value
   The Corporation uses derivatives in the normal course of business to manage its exposure to fluctuations in commodity prices and interest and foreign currency rates. The Corporation accounts for its derivatives on the Consolidated Balance Sheet as assets or liabilities at fair value in accordance with SFAS No.
133. Such accounting is complex and requires significant judgments and estimates involved in the estimating of fair values in the absence of quoted market prices.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 common stock on the date of grant. The total expense for 2003 was $229 million ($142 million net of tax), recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. Refer to Note 1 to the Consolidated Financial Statements for the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date.
   In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R) requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. The provisions of this statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), GM adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements. As of January 1, 2004, the adoption of FIN 46R did not have a significant effect on the Corporation's financial condition or results of operations.
   On May 19, 2004 the FASB released FASB Staff Position FAS 106-2 (FSP 106-2), which provides accounting guidance with respect to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). FSP 106-2 provides guidance on accounting for the prescription drug benefit of the Medicare Act, prescribes the transition to the new guidance, and sets forth new disclosure requirements. GM's adoption as of July 1, 2004 of the accounting provisions of FSP 106-2 did not have a significant effect on the Corporation's financial condition or results of operations. Refer to Note 16 to the Consolidated Financial Statements for the disclosures required by FSP 106-2.
   In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.
   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ADDITIONAL MATTERS (concluded)

   As with other companies that have used asbestos, there has been an increase in the number of claims against GM related to allegations concerning the use of asbestos-containing friction products in recent years. A growing number of auto mechanics are filing suit seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos which do not involve GM or even asbestos-containing friction products and many of these other potential sources would place users at much greater risk. The vast majority of these claimants do not have an asbestos-related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
   Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower exposure than the automotive friction product claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in the manufacturing of some locomotives. These uses have been the basis of lawsuits being filed against GM by railroad workers seeking relief based on their alleged exposure to asbestos. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos, which do not involve GM or even locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant's alleged exposure to asbestos which do not involve GM. The vast majority of these claimants do not have an asbestos-related illness and may never develop one.
   While General Motors has resolved many of these cases over the years and continues to do so for conventional strategic litigation reasons (avoiding defense costs and possible exposure to runaway verdicts), GM, as stated above, believes the vast majority of such claims against GM are without merit. Only a small percentage of the claims pending against GM allege the contraction of a malignant disease associated with asbestos exposure. The vast majority of claimants do not have an asbestos-related illness and may never develop one. In addition, GM believes that it has very strong defenses based upon a number of published epidemiological studies prepared by highly respected scientists. Indeed, GM believes there is compelling evidence warranting the dismissal of virtually all of these claims against GM. GM will vigorously press this evidence before judges and juries whenever possible. The West Virginia Supreme Court and an Ohio trial court have ruled that Federal law preempts asbestos tort claims asserted on behalf of railroad workers. Such preemption means that Federal law entirely eliminates the possibility that railroad workers could maintain claims against GM.
   GM's annual expenditures associated with the resolution of these claims decreased last year after increasing in nonmaterial amounts in recent years, but the amount expended in any year is highly dependent on the number of claims filed, the amount of pretrial proceedings conducted, and the number of trials and settlements which occur during the period. It is management's belief, based upon consultation with legal counsel, that the claims will not result in a material adverse effect upon the financial condition or results of operations of GM.

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


                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity and equity security prices. GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts and options, primarily to maintain the desired level of exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity and equity price risks, and related hedge positions.
   A discussion of GM's accounting policies for derivative financial instruments is included in Note 1 to the GM Consolidated Financial Statements. Further information on GM's exposure to market risk is included in Notes 18 and 20 to the Consolidated Financial Statements.
   The following analyses provide quantitative information regarding GM's exposure to foreign currency exchange rate risk, interest rate risk, and commodity and equity price risk. GM uses a model to evaluate the sensitivity of the fair value of financial instruments with exposure to market risk that assumes instantaneous, parallel shifts in exchange rates, interest rate yield curves, and commodity and equity prices. For options and instruments with nonlinear returns, models appropriate to the instrument are utilized to determine the impact of market shifts. There are certain shortcomings inherent in the sensitivity analyses presented, primarily due to the assumption that exchange rates change in a parallel fashion and that interest rates change instantaneously. In addition, the analyses are unable to reflect the complex market reactions that normally would arise from the market shifts modeled.

Foreign Exchange Rate Risk
   GM has foreign currency exposures related to buying, selling, and financing in currencies other than the local currencies in which it operates. More specifically, GM is exposed to foreign currency risk related to the uncertainty to which future earnings or asset and liability values are exposed as the result of operating cash flows and various financial instruments that are denominated in foreign currencies. At December 31, 2004, the net fair value liability of financial instruments with exposure to foreign currency risk was approximately $5.8 billion compared to a net fair value liability of $3.2 billion at December 31, 2003. The potential loss in fair value for such financial instruments from a 10% adverse change in quoted foreign currency exchange rates would be approximately $1.2 billion and $744 million for 2004 and 2003, respectively.

Interest Rate Risk
   GM is subject to market risk from exposure to changes in interest rates due to its financing, investing, and cash management activities. More specifically, the Corporation is exposed to interest rate risk associated with long-term debt and contracts to provide commercial and retail financing, retained mortgage servicing rights, and retained assets related to mortgage securitizations. In addition, GM is exposed to prepayment risk associated with its capitalized mortgage servicing rights and its retained assets related to securitization activities. This risk is managed with U.S. Treasury options and futures, exposing GM to basis risk since the derivative instruments do not have identical characteristics to the underlying mortgage servicing rights. At December 31, 2004 and 2003, the net fair value liability of financial instruments held for purposes other than trading with exposure to interest rate risk was approximately $51.1 billion and $51.5 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $3.0 billion and $2.7 billion for 2004 and 2003, respectively. At December 31, 2004 and 2003, the net fair value asset of financial instruments held for trading purposes with exposure to interest rate risk was approximately $3.5 billion and $4.1 billion, respectively. The potential loss in fair value resulting from a 10% adverse shift in quoted interest rates would be approximately $33 million and $11 million for 2004 and 2003, respectively. This analysis excludes GM's operating lease portfolio. A fair value change in the debt that funds this portfolio would potentially have a different impact on the fair value of the portfolio itself. As such, the overall effect to the fair value of financial instruments from a hypothetical change in interest rates may be overstated.

Commodity Price Risk
   GM is exposed to changes in prices of commodities used in its Automotive business, primarily associated with various non-ferrous metals used in the manufacturing of automotive components. GM enters into commodity forward and option contracts to offset such exposure. At December 31, 2004 the net fair value asset of such contracts was approximately $431 million. At December 31, 2003 the net fair value liability of such contracts was $194 million. The potential loss in fair value resulting from a 10% adverse change in the underlying commodity prices would be approximately $264 million and $190 million for 2004 and 2003, respectively. This amount excludes the offsetting impact of the price risk inherent in the physical purchase of the underlying commodities.

Equity Price Risk
   GM is exposed to changes in prices of various available-for-sale equity securities in which it invests. At December 31, 2004 and 2003, the fair value of such investments was approximately $2.6 billion and $2.2 billion, respectively. The potential loss in fair value resulting from a 10% adverse change in equity prices would be approximately $258 million and $216 million for 2004 and 2003, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Management's Report on Internal Control Over Financial Reporting

   Management is responsible for establishing and maintaining effective internal control over financial reporting of the Corporation. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
   The Corporation's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation's assets that could have a material effect on the financial statements.
   Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.
   Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this evaluation, management determined that the Corporation's system of internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.


/s/ G. RICHARD WAGONER, JR.               /s/ JOHN M. DEVINE
---------------------------               ------------------
G. Richard Wagoner, Jr.                   John M. Devine
Chairman and Chief Executive Officer      Vice Chairman and Chief Financial
Officer                                   March 14, 2005
March 14, 2005

Report of Independent Registered Public Accounting Firm

General Motors Corporation, its Directors, and Stockholders:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that General Motors Corporation and subsidiaries (the Corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity of the Corporation as of and for the year ended December 31, 2004. Our audit also included the Supplemental Information to the Consolidated Balance Sheet and Consolidated Statements of Income and Cash
Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules) as of and for the year ended December 31, 2004. Our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
March 14, 2005

Report of Independent Registered Public Accounting Firm

General Motors Corporation, its Directors, and Stockholders:

We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Cash Flows, and Stockholders' Equity for each of the three years in the period ended December 31, 2004. Our audits also included the Supplemental Information to the Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules). These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the
Corporation: (1) effective July 1, 2003, began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and (2) effective January 1, 2003, began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Corporation's internal control over financial reporting and an unqualified opinion on the effectiveness of the Corporation's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP

Detroit, Michigan
March 14, 2005

ITEM 8

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Years Ended December 31,
                                                   ------------------------
                                                   2004      2003        2002
                                                   ----      ----        ----
                                                  (dollars in millions except
                                                       per share amounts)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues (Notes 1 and 23)    $193,517  $185,837    $177,867
                                                  -------   -------     -------
Cost of sales and other expenses                  159,951   152,435     147,192
Selling, general, and administrative expenses      20,394    20,957      20,834
Interest expense (Note 15)                         11,980     9,464       7,503
                                                 --------  --------     -------
  Total costs and expenses                        192,325   182,856     175,529
                                                 --------  --------     -------
Income from continuing
  operations before income
  taxes, equity income
  and minority interests                            1,192     2,981       2,338
Income tax (benefit) expense (Note 10)               (911)      731         644
Equity income (loss) and minority interests           702       612         281
                                                    -----     -----      ------
Income from continuing operations                   2,805     2,862       1,975
(Loss) from discontinued operations (Note 2)            -      (219)       (239)
Gain on sale of discontinued operations                 -     1,179           -
                                                    -----     -----       -----
  Net income                                        2,805     3,822       1,736
Dividends on preference stocks                          -        -          (46)
                                                    -----     -----       -----
  Earnings attributable to common stocks
   (Note 19)                                       $2,805    $3,822      $1,690
                                                    =====     =====       =====


Basic earnings (loss) per share attributable to
  common stocks
$1-2/3 par value
  Continuing operations                             $4.97     $5.10       $3.53
  Discontinued operations                            $ -      $2.14      $(0.16)
                                                     ----      ----        ----
Earnings per share attributable to $1-2/3
  par value                                         $4.97     $7.24       $3.37
                                                     ====      ====        ====
Losses per share from discontinued operations
attributable to Class H                                $-    $(0.22)     $(0.21)
                                                        =      ====        ====
Earnings (loss) per share attributable to
  common stocks assuming dilution
$1-2/3 par value
  Continuing operations                             $4.95     $5.03       $3.51
  Discontinued operations                             $ -     $2.11      $(0.16)
                                                     ----      ----        ----
Earnings per share attributable to $1-2/3
  par value                                         $4.95     $7.14       $3.35
                                                     ====      ====        ====
Losses per share from discontinued operations
attributable to Class H                               $ -    $(0.22)     $(0.21)
                                                        =     =====        ====

Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2004       2003       2002
                                                   ----       ----       ----
                                                      (dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues (Notes 1 and 23)    $161,545  $155,831    $150,250
                                                  -------   -------     -------
Cost of sales and other expenses                  150,053   143,525     138,397
Selling, general, and administrative expenses      11,863    11,737      11,680
                                                  -------   -------     -------
  Total costs and expenses                        161,916   155,262     150,077
Interest expense (Note 15)                          2,480     1,780         479
Net expense from transactions with
  Financing and Insurance Operations (Note 1)         273       297         327
                                                      ---       ---         ---
(Loss) from continuing
  operations before income
  taxes, equity income,
  and minority interests                           (3,124)   (1,508)       (633)
Income tax (benefit) (Note 10)                     (2,325)     (869)       (378)
Equity income (loss) and minority interests           710       674         348
                                                      ---       ---         ---
Income (loss) from continuing operations              (89)       35          93
(Loss) from discontinued operations (Note 2)            -      (219)       (239)
Gain on sale of discontinued operations                 -     1,179           -
                                                     ----     -----         ---
  Net income (loss) - Automotive and Other
    Operations                                       $(89)     $995       $(146)
                                                      ===       ===         ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                                    $31,972   $30,006     $27,617
                                                   ------    ------      ------

Interest expense (Note 15)                          9,500     7,684       7,024
Depreciation and amortization expense (Note 11)     5,523     5,567       5,245
Operating and other expenses                        8,591     8,604       8,519
Provisions for financing and insurance losses
  (Note 1)                                          4,315     3,959       4,185
                                                   ------    ------      ------
  Total costs and expenses                         27,929    25,814      24,973
                                                   ------    ------      ------
Net income from transactions with Automotive
  and Other Operations (Note 1)                      (273)     (297)       (327)
                                                   ------    ------       -----
Income before income taxes, equity income and
  minority interests                                4,316     4,489       2,971
Income tax expense (Note 10)                        1,414     1,600       1,022
Equity income (loss) and minority interests            (8)      (62)        (67)
                                                    -----    ------       -----
  Net income - Financing and Insurance
    Operations                                     $2,894    $2,827      $1,882
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                 December 31,
                                                            -------------------
                                                             2004        2003
                           ASSETS                         (dollars in millions)

Cash and cash equivalents (Note 1)                          $35,993    $32,554
Other marketable securities  (Note 5)                        21,737     22,215
                                                             ------     ------
  Total cash and marketable securities                       57,730     54,769
Finance receivables - net (Note 7)                          199,600    174,769
Loans held for sale                                          19,934     19,609
Accounts and notes receivable (less allowances)              21,236     20,532
Inventories (less allowances) (Note 8)                       12,247     11,602
Deferred income taxes (Note 10)                              26,241     27,190
Net equipment on operating leases
  (less accumulated depreciation) (Note 9)                   34,214     32,751
Equity in net assets of nonconsolidated affiliates            6,776      6,032
Property - net (Note 11)                                     39,020     37,972
Intangible assets - net (Notes 1 and 12)                      4,925      4,760
Other assets (Note 13)                                       57,680     58,521
                                                            -------    -------
  Total assets                                             $479,603   $448,507
                                                            =======    =======

            LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)                        $28,830    $25,422
Notes and loans payable (Note 15)                           300,279    271,756
Postretirement benefits other than pensions (Note 16)        28,111     36,292
Pensions (Note 16)                                            9,455      8,024
Deferred income taxes (Notes 10 and 14)                       7,078      7,508
Accrued expenses and other liabilities (Note 14)             77,727     73,930
                                                            -------    -------
  Total liabilities                                         451,480    422,932
Minority interests                                              397        307
Stockholders' equity (Note 18)
$1-2/3 par value common stock (outstanding,
  565,132,021 and 561,997,725 shares)                           942        937

Capital surplus (principally additional paid-in capital)     15,241     15,185
Retained earnings                                            14,428     12,752
                                                             ------     ------
   Subtotal                                                  30,611     28,874
Accumulated foreign currency translation adjustments         (1,194)    (1,815)
Net unrealized gains on derivatives                             589         51
Net unrealized gains on securities                              751        618
Minimum pension liability adjustment                         (3,031)    (2,460)
                                                              -----      -----
   Accumulated other comprehensive loss                      (2,885)    (3,606)
                                                              -----      -----
     Total stockholders' equity                              27,726     25,268
                                                            -------    -------
Total liabilities and stockholders' equity                 $479,603   $448,507
                                                            =======    =======


Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS


                                                                 December 31,
                                                               ---------------
GENERAL MOTORS CORPORATION AND SUBSIDIARIES                    2004       2003
                                                               ----       ----
                            ASSETS                         (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents (Note 1)                          $13,148    $14,424
Marketable securities (Note 5)                                6,655      9,067
                                                             ------     ------
  Total cash and marketable securities                       19,803     23,491
Accounts and notes receivable (less allowances)               6,713      5,380
Inventories (less allowances) (Note 8)                       11,717     10,960
Net equipment on operating leases (less accumulated
  depreciation) (Note 9)                                      6,488      7,173
Deferred income taxes and other current assets (Note 10)     10,794     10,851
                                                             ------     ------
  Total current assets                                       55,515     57,855
Equity in net assets of nonconsolidated affiliates            6,776      6,032
Property - net (Note 11)                                     37,170     36,071
Intangible assets - net (Notes 1 and 12)                      1,599      1,479
Deferred income taxes (Note 10)                              17,399     18,086
Other assets (Note 13)                                       40,844     42,262
                                                            -------    -------
  Total Automotive and Other Operations assets              159,303    161,785
Financing and Insurance Operations
Cash and cash equivalents (Note 1)                           22,845     18,130
Investments in securities (Note 5)                           15,082     13,148
Finance receivables - net (Note 7)                          199,600    174,769
Loans held for sale                                          19,934     19,609
Net equipment on operating leases (less accumulated
  depreciation) (Note 9)                                     27,726     25,578
Other assets (Note 13)                                       35,113     35,488
Net receivable from Automotive and Other Operations (Note 1)  2,426      1,492
                                                            -------    -------
  Total Financing and Insurance Operations assets           322,726    288,214
                                                            -------    -------
Total assets                                               $482,029   $449,999
                                                            =======    =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)                        $24,257    $21,542
Loans payable (Note 15)                                       2,062      2,813
Accrued expenses (Note 14)                                   46,147     45,417
Net payable to Financing and Insurance Operations (Note 1     2,426      1,492
                                                            -------    -------
  Total current liabilities                                  74,892     71,264
Long-term debt (Note 15)                                     30,460     29,593
Postretirement benefits other than pensions (Note 16)        23,406     32,285
Pensions (Note 16)                                            9,371      7,952
Other liabilities and deferred income taxes
  (Notes 10 and 14)                                          15,657     15,567
                                                            -------    -------
  Total Automotive and Other Operations liabilities         153,786    156,661
Financing and Insurance Operations
Accounts payable                                              4,573      3,880
Debt (Note 15)                                              267,757    239,350
Other liabilities and deferred income taxes
  (Note 10 and 14)                                           27,790     24,533
                                                            -------   --------
  Total Financing and Insurance Operations liabilities      300,120    267,763
                                                            -------    -------
   Total liabilities                                        453,906    424,424
Minority interests                                              397        307
  Total stockholders' equity                                 27,726     25,268
                                                            -------    -------
Total liabilities and stockholders' equity                 $482,029   $449,999
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For The Years Ended December 31,
                                              --------------------------------
                                                2004        2003        2002
                                                ----        ----        ----
Cash flows from operating activities                (dollars in millions)
Income from continuing operations             $2,805      $2,862      $1,975
Adjustments to reconcile income from
  continuing operations to net cash provided
  by operating activities
   Depreciation and amortization expenses     14,152      13,513      11,569
   Mortgage servicing rights
     amortization                              1,384       1,602       3,871
   Provision for financing losses              1,944      1,721         2,153
   Other postretirement employee benefit
     (OPEB) expense                            4,567       4,599       4,108
   OPEB payments                              (3,974)     (3,536)     (3,334)
   VEBA / 401(h)  (contributions)             (8,618)     (3,000)     (1,000)
   Pension expense                             2,456       3,412       1,780
   Pension contributions                        (919)    (18,168)     (5,156)
   Retiree lump sum and vehicle voucher
     expense, net of payments                   (329)        923        (254)
   Net change in mortgage loans                  445         456      (4,715)
   Net change in mortgage securities             597         236        (656)
   Change in other investments and
     miscellaneous assets                         57         416       1,914
   Change in other operating assets and
     liabilities (Note 1)                     (1,628)     (2,277)     (3,391)
   Other                                         122         197       2,211
                                              ------       -----      ------
Net cash provided by operating activities
  (Note 1)                                   $13,061      $2,956     $11,075
                                              ------       -----      ------

Cash flows from investing activities
Expenditures for property                     (7,753)     (7,091)     (6,871)
Investments in marketable securities -
  acquisitions                               (15,278)    (28,660)    (39,386)
Investments in marketable securities -
  liquidations                                15,350      24,253      35,688
Net change in mortgage servicing rights       (1,554)     (2,557)     (1,711)
Increase in finance receivables              (40,278)    (59,978)    (51,081)
Proceeds from sale of finance receivables     23,385      22,182      30,013
Proceeds form sale of business units               -       4,148           -
Operating leases - acquisitions              (14,324)    (11,032)    (16,070)
Operating leases - liquidations                7,696       9,604      13,504
Investments in companies, net of cash
  acquired (Note 1)                              (60)       (201)       (870)
Other                                          1,048      (1,516)        667
                                              ------      ------      ------
Net cash (used in) investing activities
  (Note 1)                                   (31,768)    (50,848)    (36,117)
                                              ------      ------      ------
Cash flows from financing activities
Net increase in loans payable                  2,192         235         770
Long-term debt - borrowings                   73,511      97,391      51,411
Long-term debt - repayments                  (57,822)    (38,962)    (24,365)
Repurchases of common and preference stocks        -           -         (97)
Proceeds from issuing common stocks                -           -          62
Proceeds from sales of treasury stocks             -          60          19
Cash dividends paid to stockholders           (1,129)     (1,121)     (1,121)
Other                                          4,723       1,319         333
                                              ------      ------      ------
Net cash provided by financing activities     21,475      58,922      27,012
                                              ------      ------      ------
Net cash provided by discontinued operations       -         275           -

Effect of exchange rate changes on
cash and cash equivalents                        671         929         495
                                               -----      ------      ------
Net increase in cash and cash equivalents      3,439      12,234       2,465
Cash and cash equivalents at beginning of
  the year                                    32,554      20,320      17,855
                                              ------      ------      ------
Cash and cash equivalents at end of the year $35,993     $32,554     $20,320
                                              ======      ======      ======


Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For The Years Ended December 31,

                                               2004                   2003                      2002
                                      -------------------------------------------------------------------------

                                      Automotive  Financing   Automotive    Financing    Automotive   Financing
                                      and Other      and      and Other        and       and Other       and
                                      Operations  Insurance   Operations    Insurance    Operations   Insurance
                                      ----------  ---------   ----------    ---------    ----------   ---------
Cash flows from operating                                     (dollars in millions)
  activities
Income (loss) from continuing
  operations                              $(89)   $2,894           $35    $2,827             $93      $1,882
Adjustments to reconcile income
  (loss) from continuing
  operations to net cash provided
  by operating activities
   Depreciation and amortization
    expenses                             8,629     5,523         7,946     5,567           6,324       5,245
   Mortgage servicing rights
    amortization                             -     1,384             -     1,602               -       3,871
   Provision for financing losses            -     1,944             -     1,721               -       2,153
   Postretirement benefits other
    than pensions,
    net of payments and VEBA
    contributions                       (8,039)       14        (1,957)       20            (241)         15
   Pension expense, net of
    contributions                        1,174        34       (13,869)       36          (3,639)          9
   Net change in mortgage loans              -       445             -       456               -      (4,715)
   Net change in mortgage
    securities                               -       597             -       236               -        (656)
   Change in other investments
    and miscellaneous assets               (48)      105          (200)      616           2,064        (150)
   Change in other operating
    assets and liabilities (Note 1)       (307)   (1,321)        3,067    (5,344)          3,808      (7,199)
   Other                                  (102)      224          (348)      545            (398)      2,609
                                         -----     -----        ------    ------          ------      ------
Net cash provided by (used in)
  operating activities                  $1,218   $11,843       $(5,326)   $8,282          $8,011      $3,064
                                         -----    ------         -----     -----           -----       -----
Cash flows from investing
  activities
Expenditures for property               (7,284)     (469)       (6,616)     (475)         (6,414)       (457)
Investments in marketable
  securities - acquisitions             (2,209)  (13,069)      (13,138)  (15,522)         (2,228)    (37,158)
Investments in marketable
  securities - liquidations              4,609    10,741         7,109    17,144             873      34,815
Net change in mortgage servicing
  rights                                     -    (1,554)            -    (2,557)              -      (1,711)
Increase in finance receivables              -   (40,278)            -   (59,978)              -     (51,081)
Proceeds from sales of finance
  receivables                                -    23,385             -    22,182               -      30,013
Proceeds from sale of business
  units                                      -         -         4,148         -               -           -
Operating leases - acquisitions              -   (14,324)            -   (11,032)              -     (16,070)
Operating leases - liquidations              -     7,696             -     9,604               -      13,504
Investments in companies, net of
  cash acquired  (Note 1)                  (48)      (12)          (57)     (144)           (688)       (182)
Net investing activity with
  Financing and Insurance Operations     1,500         -         1,000         -             400           -

Other                                      882       166           332    (1,848)          1,513        (846)
                                         -----     -----        ------     -----           -----      ------
Net cash used in investing
  activities                            (2,550)  (27,718)       (7,222)  (42,626)         (6,544)    (29,173)
                                         -----    ------         -----    ------           -----      ------
Cash flows from financing
  activities
Net (decrease) increase in loans
  payable                                 (803)    2,995          (234)      469            (335)      1,105
Long-term debt - borrowings                758    72,753        14,785    82,606           4,562      46,849
Long-term debt - repayments                (79)  (57,743)          (19)  (38,943)           (145)    (24,220)
Net financing activity with
  Automotive and Other Operations            -    (1,500)            -    (1,000)              -        (400)
Repurchases of common and
  preference stocks                          -         -             -         -             (97)          -
Proceeds from issuing common
  stocks                                     -         -             -         -              62           -
Proceeds from sales of treasury
  stocks                                     -         -            60         -              19           -
Cash dividends paid to
  stockholders                          (1,129)        -        (1,121)        -          (1,121)          -
Other                                        -     4,723             -     1,319               -         333
                                         -----     -----         -----     -----           -----         ---
Net cash provided by (used in)
  financing activities                  (1,253)   21,228        13,471    44,451           2,945      23,667
                                         -----    ------        ------    ------           -----      ------
Net cash provided by
  discontinued operations                    -         -           275         -               -           -
Effect of exchange rate changes
  on cash and cash equivalents             375       296           661       268             485          10
Net transactions with
  Automotive/Financing Operations          934      (934)          403      (403)           (467)        467
                                          ----      ----         -----     -----            ----        ----
Net increase (decrease) in cash
  and cash   equivalents                (1,276)    4,715         2,262     9,972           4,430      (1,965)
Cash and cash equivalents at
  beginning of the year                 14,424    18,130        12,162     8,158           7,732      10,123
                                        ------    ------        ------     -----           -----      ------

Cash and cash equivalents at end
  of the year                          $13,148   $22,845       $14,424   $18,130         $12,162      $8,158
                                        ======    ======        ======    ======          ======       =====

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations. Classification of cash flows for Financing and Insurance Operations is consistent with presentation in GM's Consolidated Statement of Cash Flows. See Note 1.

Reference should be made to the notes to consolidated financial statements.



                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

                                                                                   Accumulated
                                         Total                                         Other         Total
                                       Capital   Capital  Comprehensive  Retained  Comprehensive   Stockholders'
                                         Stock   Surplus  Income (Loss)  Earnings       Loss          Equity
                                         -----   -------  -------------  --------       ----          ------
                                                               (dollars in millions)
Balance at January 1, 2002              $1,020   $21,519                  $9,463        $(12,295)    $19,707
Shares reacquired                            -    (2,086)                      -               -      (2,086)
Shares issued                               12     2,150                       -               -       2,162
Comprehensive income:
  Net income                                 -         -        $1,736     1,736               -       1,736
                                                                 -----
  Other comprehensive income (loss):
   Foreign currency translation
    adjustments                              -         -           135         -               -           -
   Unrealized gains on derivatives           -         -           102         -               -           -
   Unrealized losses on securities           -         -          (140)        -               -           -
   Minimum pension liability
    adjustment                               -         -       (13,634)        -               -           -
                                                                ------
     Other comprehensive loss                -         -       (13,537)        -         (13,537)    (13,537)
                                                                ------
      Comprehensive loss                     -         -      $(11,801)        -               -           -
                                                                ======
Cash dividends                               -         -                  (1,168)              -     (1,168)
                                         -----  ---------                  -----         -------      -----
Balance at December 31, 2002            $1,032    $21,583                $10,031        $(25,832)     $6,814
Shares issued                               16      1,324                     -                -       1,340
Comprehensive income:
  Net income                                 -         -        $3,822     3,822               -       3,822
                                                                 -----
  Other comprehensive income:
   Foreign currency translation
    adjustments                              -         -           969         -               -           -
   Unrealized gains on derivatives           -         -           256         -               -           -
   Unrealized gains on securities            -         -           246         -               -           -
   Minimum pension liability
    adjustment                               -         -        20,755         -               -           -
                                                                ------
     Other comprehensive income              -         -        22,226         -          22,226      22,226
                                                                ------
      Comprehensive income                   -         -       $26,048         -               -           -
                                                                ======
Effect of Hughes transactions (Note2)     (111)    (8,056)                                            (8,167)
Stock Options                                        334                                                 334
Delphi spin-off adjustment (a)               -         -                      20               -          20
Cash dividends                               -         -                  (1,121)              -      (1,121)
                                           ---    ------                  ------           -----      ------
Balance at December 31, 2003              $937   $15,185                 $12,752         $(3,606)    $25,268
                                           ===    ======                  ======           =====      ======
Shares issued                                5       138                       -               -         143
Comprehensive income:
  Net income                                 -         -        $2,805     2,805               -       2,805
                                                                 -----
  Other comprehensive income:
   Foreign currency translation
     adjustments                             -         -           621         -               -           -
   Unrealized gains on derivatives           -         -           538         -               -           -
   Unrealized gains on securities            -         -           133         -               -           -
   Minimum pension liability
     adjustment                              -         -          (571)        -               -           -
                                                                   ---
     Other comprehensive income              -         -           721         -             721         721
                                                                 -----
      Comprehensive income                   -         -        $3,526         -               -           -
                                                                 =====
Stock Options                                        (82)                                                (82)
Cash dividends                               -         -                  (1,129)              -      (1,129)
                                        ------    ------                 -------           -----      ------
Balance at December 31, 2004             $942    $15,241                 $14,428         $(2,885)    $27,726
                                          ===     ======                  ======           =====      ======

(a) Write off of deferred taxes related to the 1999 spin off of Delphi Automotive Systems. Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies

Principles of Consolidation
   The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the "Corporation," "General Motors" or "GM"). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case, the cost method of accounting is used. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC).
   Certain amounts for 2003 and 2002 have been reclassified to conform with the 2004 classifications.

Nature of Operations, Financial Statement Presentation, and Supplemental
   Information
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other). A master intercompany agreement governs the nature of these transactions to ensure that they are done on an arms length basis, in accordance with commercially reasonable standards.
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.

Statements of Cash Flows
   After considering the concerns raised by the staff of the SEC, management has concluded that certain prior year balances in the Consolidated Statements of Cash Flows should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions. The following table shows the effects of this reclassification on prior years, consistent with the 2004 presentation.

                                                     Years Ended December 31,
                                                     ----------------------
                                                         2003      2002
                                                         ----      ----
                                                     (dollars in millions)
Net cash provided by operating activities as
  previously reported                                   $7,600   $15,482
Reclassification                                        (4,644)   (4,407)
                                                         -----    ------
Revised net cash provided by operating activities       $2,956   $11,075
                                                         =====    ======

Net cash used in investing activities as previously
  reported                                            $(55,492) $(40,524)
Reclassification                                         4,644     4,407
                                                       -------   -------
Revised net cash used in investing activities         $(50,848) $(36,117)
                                                        ======    ======

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

Advertising and Research and Development
   Advertising, research and development, and other product-related costs are charged to expense as incurred. Advertising expense was $5.1 billion in 2004, $4.7 billion in 2003, and $4.4 billion in 2002. Research and development expense was $6.5 billion in 2004, $6.2 billion in 2003 and $6.0 billion in 2002.

Depreciation and Amortization
   Expenditures for special tools placed in service after January 1, 2002 are amortized using the straight-line method over their estimated useful lives. Expenditures for special tools placed in service prior to January 1, 2002, are amortized over their estimated useful lives, primarily using the units of production method. Replacements of special tools for reasons other than changes in products are charged directly to cost of sales. As of January 1, 2001, the Corporation adopted the straight-line method of depreciation for real estate, plants, and equipment placed in service after that date. Assets placed in service before January 1, 2001, continue generally to be depreciated using accelerated methods. The accelerated methods accumulate depreciation of approximately two-thirds of the depreciable cost during the first half of the estimated useful lives of property groups as compared to the straight-line method, which allocates depreciable costs equally over the estimated useful lives of property groups. Management believes the adoption of the straight-line amortization/depreciation method for special tools placed into service after January 1, 2002, and real estate, plants, and equipment placed into service after January 1, 2001, better reflects the consistent use of these assets over their useful lives.
   Equipment on operating leases is depreciated using the straight-line method over the term of the lease agreement. For Auto & Other, the difference between the net book value and the proceeds of sale or salvage on items disposed of is accounted for as a charge against or credit to sales allowances.

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

Foreign Currency Transactions and Translation
   Foreign currency exchange transaction and translation losses, including the effect of derivatives, net of taxes, included in consolidated net income in 2004, 2003, and 2002, pursuant to SFAS No. 52, "Foreign Currency Translation," amounted to $167 million, $122 million, and $103 million, respectively.

Policy and Warranty
   Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Management actively studies trends of warranty claims and takes action to improve vehicle quality and minimize warranty claims. (See Note 14.)

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

Exit or Disposal Activities
   Costs to consolidate or close facilities and relocate employees are expensed as incurred. Costs to terminate a contract without economic benefit to the Corporation are expensed at the time the contract is terminated. One-time termination benefits that are not subject to contractual arrangements provided to employees who are involuntarily terminated are recorded when management commits to a detailed plan of termination, that plan is communicated to employees, and actions required to complete the plan indicate that significant changes are not likely. If employees are required to render service until they are terminated in order to earn the termination benefit, the benefits are recognized ratably over the future service period.

Cash and Cash Equivalents
   Cash equivalents are defined as short-term, highly-liquid investments with original maturities of 90 days or less.

Statements of Cash Flows Supplementary Information
                                                     Years Ended December 31,
                                                  ----------------------------
Automotive and Other Operations                      2004      2003      2002
-------------------------------                      ----      ----      ----
                                                      (dollars in millions)
Increase (decrease) in cash due to changes in
  other operating assets and liabilities was as
  follows:
   Accounts receivable                              $(284)     $(575)     $(93)
   Prepaid expenses and other deferred charges         42       (578)      268
   Inventories                                       (156)      (518)      221
   Accounts payable                                 1,723      2,400     1,053
   Deferred taxes and income taxes payable           (329)     2,219    (1,825)
   Accrued expenses and other liabilities            (143)     3,049     5,517
   Fleet rental - acquisitions                     (7,846)    (7,761)   (5,595)
   Fleet rental - liquidations                      6,686      4,831     4,262
                                                    -----      -----     -----
     Total                                          $(307)    $3,067    $3,808
                                                     ====      =====     =====

Cash paid for interest                             $2,508     $1,398    $1,033

   During 2004 and 2003, Auto & Other made investments in companies, net of cash acquired, of approximately $50 million and $60 million, respectively. During 2002, Auto & Other made investments in companies, net of cash acquired, of approximately $700 million. This amount consists primarily of GM's purchase of a 44.6% equity interest in GM Daewoo Auto & Technology Company (GM-DAT) for approximately $251 million and GM's investments in Isuzu-related entities for $180 million.

                                                     Years Ended December 31,
                                                  -----------------------------
Financing and Insurance Operations                   2004      2003      2002
----------------------------------                   ----      ----      ----
                                                      (dollars in millions)
Increase (decrease) in cash due to changes in
  other operating assets and liabilities was as
  follows:
   Other receivables                                 $419    $(5,236)  $(6,716)
   Other assets                                      (111)       186      (241)
   Accounts payable and other liabilities          (1,008)     1,664      (925)
   Deferred taxes and income taxes payable           (621)    (1,958)      683
                                                     ----      -----     -----
     Total                                        $(1,321)   $(5,344)  $(7,199)
                                                    =====      =====     =====

Cash paid for interest                             $8,887     $6,965    $6,333

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

   FIO made investments in companies, net of cash acquired, of approximately $10 million, $140 million, and $180 million, in 2004, 2003, and 2002, respectively.

Derivative Instruments
   GM is party to a variety of foreign exchange rate, interest rate and commodity forward contracts, and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
   All derivatives are recorded at fair value on the consolidated balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized gain / (loss) on derivatives, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

New Accounting Standards

   Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards to employees pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." The fair value of stock option grants are estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1-2/3 par value common stock on the date of grant. The total expense for 2004 and 2003 was $61 million ($38 million net of tax) and $229 million ($142 million net of tax), respectively, recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees," to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
   In accordance with the disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003, for newly granted stock-based compensation awards only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (continued)

New Accounting Standards (continued)

                                                 Years Ended December 31,
                                                 2004      2003      2002
                                                 ----      ----      ----
Net income from continuing operations, as
  reported                                     $2,805   $2,862     $1,975

Add: stock-based compensation expense,
  included in  reported net income,
  net of related tax effects                       38      142         44
Deduct: total stock-based compensation
  expense determined under fair value
  based method for all awards,
  net of related tax effects                      (52)    (195)      (187)
                                                -----    -----      -----
Pro forma net income from continuing
  operations                                   $2,791   $2,809     $1,832
                                                =====    =====      =====

  Basic earnings per share from continuing
   operations attributable to GM $1-2/3 par
   value
                 - as reported                  $4.97    $5.10      $3.53
                 - pro forma                    $4.94    $5.01      $3.27

  Diluted earnings per share from continuing
   operations attributable to GM $1-2/3 par
value
                 - as reported                  $4.95    $5.03      $3.51
                 - pro forma                    $4.92    $4.93      $3.26

   In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R) requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. The provisions of this statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), GM adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements. As of January 1, 2004, the adoption of FIN 46R did not have a significant effect on the Corporation's financial condition or results of operations.
   On May 19, 2004 the FASB released FASB Staff Position FAS 106-2 (FSP 106-2), which provides accounting guidance with respect to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). FSP 106-2 provides guidance on accounting for the prescription drug benefit of the Medicare Act, prescribes the transition to the new guidance, and sets forth new disclosure requirements. GM's adoption as of July 1, 2004 of the accounting provisions of FSP 106-2 did not have a significant effect on the Corporation's financial condition or results of operations. Note 16 includes the disclosures required by FSP 106-2.
   In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Significant Accounting Policies (concluded)

   In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on GM's consolidated financial position or results of operations.

Labor Force
   GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, of which certain contracts expired in 2003.
   The 2003 United Auto Workers (UAW) labor contract was ratified on October 6, 2003, covering a four-year term from 2003-2007. The contract included a $3,000 lump sum payment per UAW employee paid in October 2003, and a 3% performance bonus per UAW employee was paid in October 2004. GM amortizes these payments over the 12-month period following the respective payment dates. UAW employees will receive a gross wage increase of 2% in 2005 and 3% in 2006. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses. The retiree lump sum payments and vehicle discount vouchers resulted in a charge to GM's 2003 cost of sales of approximately $1.2 billion ($725 million after tax).

NOTE 2.  Discontinued Operations

   On December 22, 2003 GM completed a series of transactions that resulted in the split-off of Hughes from GM and the simultaneous sale of GM's approximately 19.8% economic interest in Hughes to the News Corporation, Ltd. (News Corporation).
   In the transactions, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred American Depositary Shares (Preferred ADSs). All shares of GM Class H common stock were then cancelled. News Corporation then acquired from the former GM Class H common stockholders an additional 14.2% of the outstanding shares of Hughes common stock in exchange for News Corporation Preferred ADSs.
   GM sold 80% of its 19.8% retained economic interest in Hughes to News Corporation for a total of approximately $3.1 billion in cash. GM sold the remaining 20% of its retained economic interest in Hughes to News Corporation for approximately 28.6 million News Corporation Preferred ADSs, valued at $819 million at December 22, 2003. Including Hughes' transaction expenses of approximately $90 million, GM recorded a net gain of $1.2 billion from the sale of GM's approximately 19.8% economic interest in Hughes, reported as gain on sale of discontinued operations in GM's Consolidated Statement of Income for 2003. In addition, as a result of the transactions, there was a net reduction to GM's stockholders' equity of approximately $7.0 billion.
   All News Corporation Preferred ADSs were sold by GM in January 2004.
   The financial data related to GM's investment in Hughes through December
22, 2003 is classified as discontinued operations for all periods presented. The financial data of Hughes reflect the historical results of operations and cash flows of the businesses that were considered part of the Hughes business segment of GM during each respective period, and the assets and liabilities of Hughes as of the respective dates.
   Hughes' net sales included in discontinued operations were $9.8 billion and $9.5 billion for 2003 and 2002, respectively, and Hughes' net losses from discontinued operations were $219 million and $239 million for 2003 and 2002, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  Asset Impairments

   GM recorded pre-tax charges against income for asset impairments of $736 million ($461 million after tax, or $0.81 per diluted share) in 2004, $835 million ($533 million after tax, or $0.94 per diluted share) in 2003 and $254 million ($158 million after 0.tax, or $0.28 per diluted share) in 2002. These charges were recorded in cost of sales and other expenses in the income statement.
   In 2004, the pre-tax charges comprised $609 million ($383 million after tax) related to special tools and other assets related to product lines, and $127 million ($78 million after tax) related to facilities rationalization actions at GM's Baltimore, Maryland, and Linden, New Jersey plants.
   In 2003, the pre-tax charges comprised $767 million ($491 million after tax) related to special tools and other assets related to product lines and $68 million ($42 million after tax) related to real estate.
   In 2002 the charges were related to production facilities and special tools.

NOTE 4.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those investees in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates and the percentage of GM's current equity ownership, or voting interest, in them include the following: Italy - GM-Fiat Powertrain (FGP) (50% in 2004, 2003, 2002); Japan - Fuji Heavy Industries Ltd. (20.1% in 2004, 21.1%
in 2003, 2002), Suzuki Motor Corporation (20.4% in 2004 and 20.3% in 2003,
2002); China - Shanghai General Motors Co., Ltd. (50% in 2004, 2003, 2002); SAIC GM Wuling Automobile Co., Ltd (34% in 2004, 2003, 2002); South Korea - GM-DAT (44.6% in 2004, 2003, 2002). On February 13, 2005, GM entered into certain agreements with Fiat S.p.A. (Fiat) (refer to Note 25) as a result of which GM will no longer hold an interest in FGP.
   Information regarding the book value of GM's investments and its share of income for all affiliates, as well as the total assets and liabilities of the above significant affiliates, is included in the table below (in millions):

                                                               South
2004                                   Italy   Japan   China   Korea
----
                                      ---------------------------------
Book value of GM's investments in
  affiliates                          $1,293   $3,174 $1,173    $193
GM's share of affiliates' net income
  (loss)                                 $87     $255   $417    $(53)

Total assets of significant
  affiliates (1)                      $8,616  $30,582 $3,730  $5,288
Total liabilities of significant
  affiliates (1)                      $5,539  $17,417 $1,931  $4,447

2003
Book value of GM's investments in
  affiliates                            $946   $2,781   $964    $200
GM's share of affiliates' net income
  (loss)                                 $95     $196   $414    $(74)

Total assets of significant
  affiliates (1)                      $7,933  $29,622 $3,103  $3,263
Total liabilities of significant
  affiliates (1)                      $5,304  $17,764 $1,460  $2,892

2002
Book value of GM's investments in       $753   $2,322   $659    $252
affiliates
GM's share of affiliates' net income     $80     $133   $123    $(45)
(loss)

Total assets of significant
  affiliates (1)                      $6,589  $24,579 $1,956  $2,277
Total liabilities of significant
  affiliates (1)                      $4,479  $14,966   $813  $1,771
(1) As defined above.

NOTE 5.  Marketable Securities

   Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities, and News Corporation ADSs, which were classified as trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale and held-to-maturity securities are included as a separate component of stockholders' equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  Marketable Securities (continued)

Automotive and Other Operations

   Investments in marketable securities were as follows (dollars in millions):

                                                Book/Fair  Unrealized Unrealized
                                       Cost       Value      Gains      Losses
                                    --------------------------------------------
                                                 December 31, 2004
                                    --------------------------------------------
Type of security
Corporate debt securities and other  $3,697     $3,691         $12        $18
U.S. government and agencies          2,146      2,141           6         11
Mortgage-backed securities              826        823           3          6
                                     ------     ------         ---        ---
Total marketable securities          $6,669     $6,655         $21        $35
                                      =====      =====          ==         ==

                                                 December 31, 2003
                                    --------------------------------------------
Type of security
Corporate debt securities and other  $5,246     $5,246          $9         $9
U.S. government and agencies          2,865      2,867           9          7
Mortgage-backed securities               90         90           -          -
                                    -------    -------         ---        ---
Total debt securities available       8,201      8,203          18         16
for sale
News Corporation ADSs                   819        864           -          -
                                     ------     ------         ---        ---
Total marketable securities          $9,020     $9,067         $18        $16
                                      =====      =====          ==         ==

   Debt securities totaling $951 million mature within one year and $4.8 billion mature after one through five years, $358 million mature after five through ten years and $574 million mature after ten years. Proceeds from sales of marketable securities totaled $14.8 billion in 2004, $7.1 billion in 2003, and $4.7 billion in 2002. The gross gains related to sales of marketable securities were $25 million, $7 million, and $3 million in 2004, 2003, and 2002, respectively. The gross losses related to sales of marketable securities were $30 million in 2004, $11 million in 2003, and $1 million in 2002.

Financing and Insurance Operations

   Investments in marketable securities were as follows (dollars in millions):

                                                Book/Fair  Unrealized Unrealized
                                         Cost     Value      Gains      Losses
                                       ----------------------------------------
                                                   December 31, 2004
                                       -----------------------------------------
Type of security
Bonds, notes, and other securities
   United States government and
    agencies                            $2,198   $2,208        $18         $8
   States and municipalities               556      596         40          -
   Foreign government securities           792      805         14          1
   Mortgage and asset-backed
    securities                           1,988    2,074         97         11
   Corporate debt securities and other   3,399    3,489         97          7
                                         -----    -----         --          -
Total debt securities
   available-for-sale                    8,933    9,172        266         27
Mortgage-backed securities
   held-to-maturity                        135      135          -          -
Mortgage-backed securities held for
   Trading purposes                      3,510    3,545         35          -
                                         -----  -------       ----        ---
Total debt securities                   12,578   12,852        301         27
Equity securities                        1,505    2,230        731          6
                                       -------  -------      -----        ---
   Total investment in marketable
     securities                        $14,083  $15,082     $1,032        $33
                                        ======   ======      =====         ==
Total consolidated other marketable
  securities                           $20,752  $21,737     $1,053        $68
                                        ======   ======      =====         ==

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  Marketable Securities (continued)
                                                Book/Fair  Unrealized Unrealized
                                         Cost     Value      Gains      Losses
                                       ----------------------------------------
                                                   December 31, 2003
                                       -----------------------------------------
Type of security
Bonds, notes, and other securities
   United States government and
     agencies                             $716     $722         $7         $1
   States and municipalities               575      626         51          -
   Foreign government securities           681      689         10          2
   Mortgage and asset-backed
     securities                          1,801    1,944        150          7
   Corporate debt securities and other   2,965    3,087        128          6
                                         -----    -----        ---         --
Total debt securities
  available-for-sale                     6,738    7,068        346         16
Mortgage-backed securities
  held-to-maturity                         240      240          -          -
Mortgage-backed securities held for
   Trading purposes                      4,483    4,142          -        341
                                       -------  -------      -----        ---
Total debt securities                   11,461   11,450        346        357
Equity securities                        1,185    1,698        522          9
                                       -------  -------        ---       ----
   Total investment in marketable
     securities                        $12,646  $13,148       $868       $366
                                        ======   ======        ===        ===

Total consolidated other marketable
  securities                           $21,666  $22,215       $886       $382
                                        ======   ======        ===        ===

   Debt securities available-for-sale totaling $1.4 billion mature within one year, $2.5 billion mature after one through five years, $2.6 billion mature after five years through ten years, and $0.7 billion mature after ten years. Mortgage-backed securities and interests in securitization trusts totaled $2 billion. Proceeds from sales of marketable securities totaled $3.2 billion in 2004, $7.6 billion in 2003, and $12.8 billion in 2002. The gross gains related to sales of marketable securities were $138 million, $270 million, and $402 million in 2004, 2003, and 2002, respectively. The gross losses related to sales of marketable securities were $49 million, $202 million, and $121 million in 2004, 2003, and 2002, respectively.
   The gross unrealized losses and fair value of the Corporation's investments in an unrealized loss position that are not deemed to be other-than-temporarily impaired are summarized in the following table.

                                                  December 31, 2004
                                      ------------------------------------------
                                      Less than 12 months    12 months or longer
                                      ------------------------------------------
                                                Unrealized           Unrealized
                                      Fair value losses   Fair value   losses
--------------------------------------------------------------------------------
                                                  (dollars in millions)
Automotive and Other Operations
-------------------------------
Available for sale securities
   Corporate debt securities and        $1,698       $16        $81         $3
   Other
   U.S. government and agencies          1,293        11          -          -
   Mortgage backed securities              418         4         33          1
                                         -----       ---       ----         --
   Total marketable securities          $3,409       $31       $114         $4
                                         =====        ==        ===          =
 Financing and Insurance Operations
Available for sale securities
Debt securities
   U.S. Treasury and federal agencies     $971        $8         $-         $-
   Foreign government securities           208         1          -          -
   Mortgage-backed securities:
     Residential                            67         5          -          -
     Commercial                            343         2         14          1
   Interest-only strips                     27         3          -          -
   Corporate debt securities               547         5          -          -
   Other                                    35         2          -          -
                                       -------       ---        ---         --
Total debt securities                    2,198        26         14          1
Equity securities                           88         6          -          -
                                       -------       ---       ----         --
Total available for sale securities     $2,286       $32        $14         $1
                                         =====        ==         ==          =

Total held to maturity securities          $15        $1         $-         $-
                                            ==         =          =          =

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Variable Interest Entities

   As discussed in Note 1, GM applied the provisions of FIN 46, later clarified by FIN 46R, to all variable interest entities beginning July 1, 2003. In connection with the application of FIN 46, GM is providing information below concerning variable interest entities that: (1) are consolidated by GM because GM is deemed to be the primary beneficiary and (2) those entities that GM does not consolidate because, although GM has significant interests in such variable interest entities, GM is not the primary beneficiary.

Automotive and Other Operations

   Synthetic Leases -- GM leases real estate and equipment from various special purpose entities (SPEs) that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46. For those leases where GM provides a residual value guarantee of the leased property and is considered the primary beneficiary under FIN 46, GM consolidated these entities as of July 1, 2003. This resulted, for Auto & Other, in an initial increase in assets and debt of $917 million and a cumulative effect of accounting change recorded in cost of sales of $27 million after-tax. As of December 31, 2004, the carrying amount of assets and liabilities consolidated under FIN 46R amounted to $883 million and $1.0 billion respectively. Assets consolidated are classified as "Property" in GM's consolidated financial statements. GM's maximum exposure to loss related to consolidated VIEs amounts to $888 million. For other such lease arrangements involving VIEs, GM holds significant variable interests but is not considered the primary beneficiary under FIN 46R. GM's maximum exposure to loss related to VIE's where GM has a significant variable interest, but does not consolidate the entity, amounts to $592 million.

Financing and Insurance Operations

   Automotive finance receivables -- In certain securitization transactions, GMAC transfers consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $16.1 billion as of December 31, 2004. While GMAC has a variable interest in these conduits, it is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC's maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $168 million and would only be incurred in the event of a complete loss on the assets that GMAC transferred.
   Mortgage warehouse funding -- GMAC's Mortgage operations transfer commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". However, in either case, creditors of these facilities have no legal recourse to the general credit of GMAC. Some of these warehouse funding entities represent variable interest entities under FIN 46R.
   Management has determined that for certain mortgage warehouse funding facilities, GMAC is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $4.6 billion at December 31, 2004, the majority of which are included in loans held for sale and finance receivables, net, in the Corporation's Consolidated Balance Sheet. The assets of the commercial mortgage warehouse entities totaled $526 million at December 31, 2004, the majority of which are included in loans held for sale and finance receivables and loans, net of unearned income, the Corporation's Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of GMAC.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Variable Interest Entities (continued)

   Residential mortgage loan alliances -- GMAC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $174 million at December 31, 2004. GMAC's maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $285 million at December 31, 2004.
   Construction and real estate lending -- GMAC uses an SPE to finance construction lending receivables. The SPE purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.2 billion at December 31, 2004, which are included in finance receivables, net, in the Corporation's Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
   GMAC has subordinated real estate lending arrangements with certain entities. These entitles are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $194 million at December 31, 2004, of which $49 million represents GMAC's maximum exposure to loss.
   Warehouse lending -- GMAC has a facility in which it transfers mortgage warehouse lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated qualifying special purpose entity (QSPE). The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from GMAC with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from GMAC. The senior participation interest sold to the QSPE, and the commercial paper issued are not included in the assets or liabilities of GMAC. Once the receivables have been sold, they may not be purchased by the GMAC except in very limited circumstances, such as a breach in representations or warranties. Management has determined that GMAC is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $686 million at December 31, 2004, which are included in finance receivables, net of unearned income, in the Corporation's Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
   Collateralized debt obligations (CDOs) -- GMAC's Mortgage operations sponsors, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certifications, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, GMAC sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by GMAC were intitially structured or have been restructured (with approval by the senior beneficial interest holders) as QSPEs, and are therefore exempt from FIN 46R.
   GMAC receives an asset management fee for purposes of surveillance of existing collateral performance. In the event that an asset is credit impaired, a call option is triggered whereby GMAC, as collateral manager, may buy the asset out of the pool and sell it to a third party. The call is triggered only by events that are outside of GMAC's control, such as the downgrade by a rating agency of an asset in the pool or in the event more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which GMAC can exercise the call option are met, GMAC recognizes these assets. In accordance with these provisions, GMAC did not recognize any assets as of December 31, 2004 or 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Variable Interest Entities (continued)

   For the majority of GMAC's remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R, because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.5 billion at December 31, 2004, of which GMAC's maximum exposure to loss is $50 million, representing GMAC's retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on GMAC's retained interests in these entities. In addition, management has determined that for a particular CDO entity, GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $294 million at December 31, 2004, the majority of which are included in other marketable securities in the Corporation's Consolidated Balance Sheet. The beneficiary interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
   Interests in real estate partnerships -- GMAC's Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests (typically 99.99% of the total interests). These syndicated real estate partnerships, in turn, acquire limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. Returns to investors in the partnerships syndicated by GMAC are derived from flow-through low-income housing tax credits and tax losses enerated by the underlying operating partnership entities. GMAC does have loss exposure based on its limited partnership interest and to the investors in the guaranteed syndicated real estate partnerships to which it has guaranteed a rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the syndicated real estate partnerships to the investors.
   In certain syndicated real estate partnerships, GMAC has guaranteed a specified rate of return to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, GMAC is required to provide funding to the syndicated real estate partnerships. Syndicated real estate partnerships that contain a guarantee (i.e., guaranteed syndicated real estate partnerships) are reflected in the Corporation's Consolidated Financial Statements under the financing method, in accordance with SFAS No. 66, Accounting for Sales of Real Estate. Under the financing method, the assets and liabilities of the guaranteed syndicated real estate partnerships are reflected on GM's Consolidated Balance Sheet. More specifically, cash and cash equivalents and equity method investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships consist almost entirely of a financing liability (initially equal to the amount of equity contributed by each investor), payable to each tax credit fund investor. The financing liability to the investors is extinguished over the life of the guaranteed syndicated real estate partnerships, as annual tax benefits guaranteed to each investor are delivered.
   In addition to reflecting the assets and liabilities of the guaranteed syndicated real estate partnerships, GMAC has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of GMAC's variable interest analysis indicated that it is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46R. Assets outstanding in the underlying operating partnerships approximated $5.0 billion at December 31, 2004. GMAC's exposure to loss at such time was $708 million, representing the financing liability reflected in the Consolidated Financial Statements, or the amount payable to investors in the event of liquidation of the partnerships. GMAC's exposure to loss increases as unaffiliated investors fund additional guaranteed commitments with GMAC, and decreases as tax benefits are delivered to unaffiliated investors. Considering such committed amounts, GMAC's exposure to loss in future periods is not expected to exceed $1.6 billion.
   Residential mortgage loan alliances -- GMAC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $174 million at December 31, 2004. GMAC's maximum exposure to loss under these alliances including commitments to lend additional funds or purchase loans at above-market rates is $285 million at December 31, 2004.
   Construction and real estate lending -- GMAC uses a special purpose entity to finance construction lending receivables. The special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.2 billion at December 31, 2004, which are included in finance receivables, net, in GM's Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 6.  Variable Interest Entities (concluded)

   GMAC has subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $194 million at December 31, 2004, of which $49 million represents GMAC's maximum exposure to loss.
   New market tax credit funds -- The Corporation syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. New Markets Tax Credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. For one particular tax credit fund management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. The assets in these investments totaled $62 million at December 31, 2004, of which $45 million represents GMAC's maximum exposure to loss. In addition to this entity, management has determined that for another tax credit fund, GMAC is a primary beneficiary and as such, consolidates the entity in accordance with FIN 46R. The assets in the entity totaled $76 million at December 31, 2004, which are included in other assets in the Corporation's Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

NOTE 7.  Finance Receivables and Securitizations

Finance Receivables - Net

   Finance receivables - net included the following (dollars in millions):
                                                     December 31,
                                                -----------------------
Consumer:                                          2004        2003
                                                   ----        ----
  Retail automotive                              $92,225     $88,594
  Residential mortgages                           57,709      46,307
                                                 -------     -------
Total consumer                                   149,934     134,901
Commercial:
  Automotive:
   Wholesale                                      27,796      25,517
   Leasing and lease financing                     1,466       1,465
   Term loans to dealers and others                3,662       3,912
  Commercial and industrial                       14,203       9,783
  Commercial real estate:
   Commercial mortgage                             3,148         180
   Real estate construction                        2,810       2,053
                                                 -------     -------
Total commercial                                  53,085      42,910
                                                --------    --------
Total finance receivables and loans              203,019     177,811
Allowance for financing losses                    (3,419)     (3,042)
                                                --------    --------
Total consolidated finance receivables - net(1) $199,600    $174,769
                                                 =======     =======

(1) Net of unearned income of $7.6 billion and $7.4 billion at December 31, 2004 and 2003, respectively.

   Finance receivables that originated outside the United States were $35.4 billion and $30.6 billion at December 31, 2004 and 2003, respectively. The aggregate amounts of total finance receivables maturing in each of the five years following December 31, 2004, are as follows: 2005-$73.7 billion; 2006-$29.7 billion; 2007-$23.1 billion; 2008-$14.6 billion; 2009-$8.4 billion;
and 2010 and thereafter-$61.2 billion. Actual maturities may differ from those scheduled due to prepayments.

Securitizations of Finance Receivables and Mortgage Loans

   The Corporation securitizes automotive and mortgage financial assets as a funding source. GMAC sells retail finance receivables, wholesale loans, residential mortgage loans, commercial mortgage loans and commercial mortgage securities. The information contained below relates only to the transfers of finance receivables and loans that qualify as off-balance sheet securitizations under the requirements of SFAS 140.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Finance Receivables and Securitizations (continued)

   The Corporation retains servicing responsibilities for and subordinated interests in all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations and the Corporation may retain subordinated interests in some of these securitizations. GMAC also holds subordinated interests and acts as collateral manager in the Corporation's collateralized debt obligation (CDO) securitization program.
   As servicer, GMAC generally receives a monthly fee stated as a percentage of the outstanding sold receivables. For retail automotive finance receivables where GMAC is paid a fee, the Corporation has concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2004, the weighted average basic servicing fees for GMAC's primary servicing activities were 100 basis points, 100 basis points, 29 basis points and 8 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively. Additionally, the Corporation retains the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2004 and December 31, 2003, servicing liabilities of $30 million and $22 million, respectively, were outstanding related to such retail securitization transactions. For mortgage servicing, the Corporation capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights.
   GMAC maintains cash reserve accounts at predetermined amounts for certain securitization activities in the unlikely event that deficiencies occur in cash flows owed to the investors. The amounts available in such cash reserve accounts totaled $118 million, $1.0 billion, $44 million, and $10 million as of December 31, 2004 related to securitizations of retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively, and $167 million, $1.2 billion, $13 million, and $5 million as of December 31, 2003, respectively.
   The following tables summarize pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2004, 2003 and 2002 (dollars in millions):


                                  Year Ended December 31, 2004
                       ---------------------------------------------------
                        Retail   Wholesale   Mortgage loans      Commercial
                        finance    Loans     --------------       mortgage
                       receivables        Residential Commercial securities
--------------------------------------------------------------------------
Pre-tax gains on
  securitizations            $9      $497      $602        $54      $11
Cash flow information:
Proceeds from new                                                   935
  securitizations         1,824     9,188    29,412      2,108
Servicing fees                                                        -
  received                  105       174       208         20
Other cash flows
  received on                                                        68
  retained interests        340       808       729        216
Proceeds from
  collections                                                         -
  reinvested in
  revolving
  securitizations             -    91,360         -          -
Repayments of                                                         -
  servicing advances         75         -       947        147
Cash outflow                                                          -
  information:
Servicing advances          (64)        -    (1,035)      (169)       -
Purchase obligations
  and options:
Representations and
  warranties                                                          -
  obligations                (1)        -       (66)         -
Administrator or                                                      -
  servicer actions          (75)        -         -          -
Asset performance                                                     -
  conditional calls           -         -      (137)         -
Clean-up calls             (269)        -    (3,797)         -        -
--------------------------------------------------------------------------

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Finance Receivables and Securitizations (continued)

                                  Year Ended December 31, 2003
                       ---------------------------------------------------
                        Retail   Wholesale   Mortgage loans      Commercial
                        finance    Loans   -----------------      mortgage
                       receivables       Residential Commercial  securities
--------------------------------------------------------------------------
Pre-tax gains on
  securitizations           $37      $488      $522        $75      $14
Cash flow information:
Proceeds from new                                                 1,870
  securitizations         1,604     3,625    29,566      3,342
Servicing fees                                                        -
  received                  228       164       250         20
Other cash flows
  received on                                                        69
  retained interests        753       174       955        317
Proceeds from
  collections                                                         -
  reinvested in
  revolving
  securitizations           862    97,829         -          5
Repayments of                                                         -
  servicing advances        114         -     1,208        116
Cash outflow
  information:
Servicing advances         (118)        -    (1,242)      (117)       -
Purchase obligations
  and options: (a)
Representations and
  warranties                                                          -
  obligations               (25)        -      (154)         -
Administrator or                                                      -
  servicer actions         (146)        -         -          -
Asset performance                                                     -
  conditional calls           -         -      (122)         -
Clean-up calls             (885)        -    (1,919)         -        -
--------------------------------------------------------------------------

                                  Year Ended December 31, 2002
                       ---------------------------------------------------
                        Retail   Wholesale   Mortgage loans      Commercial
                        finance    Loans   -----------------      mortgage
                       receivables       Residential Commercial  securities
--------------------------------------------------------------------------
Pre-tax gains on
  securitizations          $239      $445      $562        $30      $18
Cash flow information:
Proceeds from new                                                   439
  securitizations         9,982     2,327    38,025      1,848
Servicing fees                                                        -
  received                  247       146       268         17
Other cash flows
  received on                                                        37
  retained interests      1,361       318     1,044         86
Proceeds from
  collections                                                         -
  reinvested in
  revolving
  securitizations           482   104,485         -          -
Repayments of                                                         -
  servicing advances        117         -     1,333        116
Cash outflow
  information:
Servicing advances         (117)        -    (1,449)      (122)       -
Purchase obligations
  and options: (a)
Representations and
  warranties                                                          -
  obligations                 -         -       (70)         -
Administrator or                                                      -
  servicer actions         (198)        -         -          -
Asset performance                                                     -
  conditional calls           -         -       (58)         -
Clean-up calls             (289)      (55)     (494)         -        -
--------------------------------------------------------------------------

   Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2004 and 2003, as of the dates of such sales, were as follows:


                                              2004
                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
Year ended December 31,     finance      -----------------------     mortgage
                        receivables(a)  Residential(b) Commercial   securities
----------------------   -----------     -----------   -----------  ----------
Key assumptions (c)
  (rates per annum):
Annual prepayment rate (d)   0.9-1.0%      0.0-51.3%  0.0-50.0%     0.0-19.9%
Weighted average life
  (in years)                 1.6-1.8        1.1-5.5    0.4-8.8       2.5-17.4
Expected credit losses         (e)        0.0-10.9%      0.0%        0.0-3.1%
Discount rate                  9.5%       6.5-24.8%    4.3-15.%      8.2-11.7%

                                              2003
                         -----------------------------------------------------
                            Retail          Mortgage loans          Commercial
Year ended December 31,     finance      -----------------------     mortgage
                        receivables(a)  Residential(b) Commercial   securities
----------------------   -----------     -----------   -----------  ----------
Key assumptions (c)
  (rates per annum):
Annual prepayment rate (d)     0.9%       3.1-59.9%     0.0-50.0%      0.0%
Weighted average life
  (in years)                   1.6        1.1-5.9        1.4-6.2     2.5-25.1
Expected credit losses         (e)        0.4-7.3%      0.0-0.8%     0.0-1.6%
Discount rate                  9.5%       6.5-14.5%    2.6-10.8%    8.6-10.0%

See notes on next page.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Finance Receivables and Securitizations (continued)

(a) The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.
(b) Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.
(c) The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve, plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.
(d) Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial mortgage securities.
(e) Amounts totaling $39 million and $83 million at December 31, 2004 and 2003, respectively, have been established for expected credit losses on automotive finance receivables securitized in off-balance sheet transactions. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.

   The table below outlines the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2004 to immediate 10% and 20% adverse changes in those assumptions (dollars in millions):

                            Retail          Mortgage loans          Commercial
                           finance      -----------------------      mortgage
                        receivables(a)  Residential(b) Commercial   securities
-------------------------------------------------------------------------------
Carrying value/fair
  value of retained
  interests                  $748         $1,247        $443          $314
Weighted average life
  (in years)                0.1-1.5      1.1-5.4      0.1-17.3      1.5-24.1
Annual prepayment rate      0.5-1.6%     0.0-55.0%    0.0-55.0%     0.0-21.1%
                              WAM          CPR           CPR            CPR
  Impact of 10% adverse
  change                     $(1)         $(49)          $-           $(1)
  Impact of 20% adverse
  change                      (2)          (86)          (1)          (2)
-------------------------------------------------------------------------------
Loss assumption               (b)       0.3-26.1%     0.0-4.2%     0.0-39.5%
  Impact of 10% adverse
  change                     $(4)         $(50)         $(7)         $(13)
  Impact of 20% adverse
  change                      (9)          (93)         (12)          (26)
-------------------------------------------------------------------------------
Discount rate              9.5-12.0%    6.5-40.0%     3.8-26.3%    5.3-15.0%
  Impact of 10% adverse
  change                     $(3)         $(36)         $(5)         $(18)
  Impact of 20% adverse
  change                      (7)          (68)         (11)          (35)
-------------------------------------------------------------------------------
Market rate (d)            2.7-3.6%        (c)           (c)          (c)
  Impact of 10% adverse
  change                     $(4)         $(15)          $-            $-
  Impact of 20% adverse
  change                      (8)          (30)           -            -
-------------------------------------------------------------------------------
(a) Fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale receivables.
(b) Net of a reserve for expected credit losses totaling $39 million at December 31, 2004. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.
(c) Forward benchmark interest rate yield curve plus contractual spread. (d) Represents the rate of return paid to the investors.

   These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which may magnify or counteract the sensitivities. Additionally, the Corporation hedges interest rate and prepayment risks associated with certain of the retained interests; the effects of such hedge strategies have not been considered herein.
   Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on the Corporation's securitization transactions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 7.  Finance Receivables and Securitizations (concluded)

                           Loans securitized in years ended
                                   December 31, (a)
                          ------------------------------------
                             2004        2003        2002
--------------------------------------------------------------
Retail automotive            0.4%        0.4%        0.6%
Residential mortgage       0.0-26.1%   0.0-26.1%   0.0-24.8%
Commercial mortgage        0.0-4.2%    0.0-6.6%    0.0-4.1%
Commercial investment
   securities              0.0-39.5%   0.9-33.7%   0.3-36.8%
--------------------------------------------------------------
(a) Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.

   The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses:
                             Total finance
                            receivables and   Amount 60 days or
                                 loans          more past due    Net credit losses
                           ---------------------------------------------------------
December 31,
(dollars in millions)       2004      2003     2004     2003      2004     2003
------------------------------------------------------------------------------------
Retail automotive           $97,631  $100,628     $806     $755    $1,044   $1,128
Residential mortgage        129,550   104,378    6,686    4,974       944      682
------------------------------------------------------------------------------------
  Total consumer            227,181   205,006    7,492    5,729     1,988    1,810
------------------------------------------------------------------------------------
Wholesale                    49,197    46,644       51       47         2        5
Commercial mortgage          21,353    22,621      410      652       130       66
Other automotive and
   commercial                22,155    17,364      544      636        71      194
------------------------------------------------------------------------------------
  Total commercial           92,705    86,629    1,005    1,335       203      265
------------------------------------------------------------------------------------
Total managed portfolio     319,886   291,635   $8,497   $7,064    $2,191   $2,075
   (a)
                                              --------------------------------------
  Securitized finance
   receivables and loans    (96,801)  (94,622)
  Loans held for sale
   (unpaid principal)       (19,941)  (19,609)
----------------------------------------------
Total finance receivables
   and loans               $203,144  $177,404
----------------------------------------------

(a) Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

NOTE 8.  Inventories

Automotive and Other Operations

   Inventories included the following (dollars in millions):

                                                              December 31,
                                                         ---------------------
                                                              2004       2003
                                                              ----       ----
Productive material, work in process, and supplies          $4,838     $4,899
Finished product, service parts, etc.                        8,321      7,642
                                                            ------     ------
  Total inventories at FIFO                                 13,159     12,541
   Less LIFO allowance                                      (1,442)    (1,581)
                                                            ------     ------
     Total inventories (less allowances)                   $11,717    $10,960
                                                            ======     ======

   Inventories are stated generally at cost, which is not in excess of market. The cost of approximately 92% of U.S. inventories is determined by the last-in, first-out (LIFO) method. Generally, the cost of all other inventories is determined by either the first-in, first-out (FIFO) or average cost methods.
   During 2004 and 2003, U.S. LIFO eligible inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2004 and 2003 purchases, the effect of which decreased cost of goods sold by approximately $100 million pre-tax, and $200 million pre-tax, respectively.

Financing and Insurance Operations

Inventories included the following (dollars in millions):
                                                               December 31,
                                                           ---------------------
                                                              2004       2003
                                                              ----       ----
Off-lease vehicles                                            $530        $642
                                                               ===         ===

Total consolidated inventories (less allowances)           $12,247     $11,602
                                                            ======      ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 9.  Equipment on Operating Leases

   The Corporation has significant investments in its vehicle leasing portfolios. The residual values of vehicles on lease represent the estimate of the values of the assets at the end of the lease contracts and are initially determined based on appraisals and estimates. Realization of the residual values is dependent on the Corporation's future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that the estimates remain appropriate.

Automotive and Other Operations

   Equipment on operating leases and accumulated depreciation were as follows (dollars in millions):
                                                December 31,
                                            ---------------------
                                               2004      2003
  Equipment on operating leases               $7,475     $7,994
  Less accumulated depreciation                 (987)      (821)
                                              ------     ------
   Net book value                             $6,488     $7,173
                                               =====      =====

Financing and Insurance Operations

   Equipment on operating leases and accumulated depreciation were as follows (dollars in millions):
                                                December 31,
                                            ---------------------
                                               2004      2003
  Equipment on operating leases              $36,002    $33,522
  Less accumulated depreciation               (8,276)    (7,944)
                                              ------     ------
   Net book value                            $27,726    $25,578
                                              ======     ======

  Total consolidated net book value          $34,214    $32,751
                                              ======     ======

   The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2004, are as follows:
Auto & Other - none, as the payment is received at lease inception and the income is deferred over the lease period; FIO - 2005-$5.7 billion; 2006-$3.9 billion; 2007- $2.3 billion; 2008-$712 million; and 2009-$38 million. There are no leases maturing after 2009.

NOTE 10.  Income Taxes

   Income from continuing operations before income taxes and minority interests included the following (dollars in millions):
                                                Years Ended December 31,
                                              -----------------------------
                                                2004      2003      2002
                                                ----      ----      ----
U.S. income                                      $248    $1,786     $126
Foreign income                                    944     1,195    2,212
                                                -----     -----    -----
  Total                                        $1,192    $2,981   $2,338
                                                =====     =====    =====

   The provision for income taxes was estimated as follows (dollars in millions):
                                                Years Ended December 31,
                                              ----------------------------
                                                2004      2003      2002
                                                ----      ----      ----
Income taxes estimated to be payable
currently
  U.S. federal                                 $ (282)     $167      $46
  Foreign                                       1,018     1,159    1,702
  U.S. state and local                             36       414      325
                                                 ----     -----    -----
   Total payable currently                        772     1,740    2,073
                                                  ---     -----    -----
Deferred income tax expense (credit) - net
  U.S. federal                                   (422)      155        3
  Foreign                                      (1,239)   (1,136)  (1,187)
  U.S. state and local                            (22)      (28)    (245)
                                                -----      ----    -----
   Total deferred                              (1,683)   (1,009)  (1,429)
                                                -----     -----    -----

      Total income taxes                        $(911)     $731     $644
                                                  ===       ===      ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 10.  Income Taxes (concluded)

   Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes in 2004, 2003, and 2002 was $293 million, $542 million, and $1.2 billion, respectively.
   Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation's share of subsidiaries' undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries' earnings, which are deemed permanently reinvested, of $11.0 billion at December 31, 2004, and $11.6 billion at December 31, 2003. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
   A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

                                               Years Ended December 31,
                                              ----------------------------
                                                 2004      2003    2002
                                                 ----      ----    ----
Tax at U.S. federal statutory income tax rate    $417     $1,043    $818
State and local tax expense                      (949)        21      99
Foreign rates other than 35%                     (510)      (269)   (184)
Taxes on unremitted earnings of subsidiaries     (366)      (125)   (124)
Other tax credits                                 (41)       (52)    (82)
Settlement of prior year tax matters             (191)      (194)     18
Change in valuation allowance                   1,463        566     203
ESOP dividend deduction (1)                       (53)       (53)    (85)
Realization of basis differences due to
   foreign reorganizations                       (483)         -       -
Medicare Prescription Drug Benefit               (211)         -       -
Loss carryforward related to investment
   write-down                                    (168)         -       -
Stock contribution to pension plans (2)             -        (87)      -
Other adjustments                                 181       (119)    (19)
                                                  ---        ---    ----

   Total income tax                             $(911)      $731    $644
                                                 ====        ===     ===
(1) Deduction for dividends paid on GM $1-2/3 par value common stock held under the employee stock ownership portion of the GM Savings Plans, pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001.
(2) Additional tax benefit related to the GM Class H Common Stock contribution to the pension and VEBA plans.
   Deferred income tax assets and liabilities for 2004 and 2003 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.
   Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

                                                    December 31,
                                        ---------------------------------------
                                               2004                2003
                                           Deferred Tax        Deferred Tax
                                         Assets  Liabilities Assets Liabilities
                                        ---------------------------------------
Postretirement benefits other than
   pensions                               $9,377        $ -   $15,280       $ -
Pension and other employee benefit
   plans                                   3,787     13,408     4,060    12,521
Warranties, dealer and customer
   allowances, claims, and
   discounts                               6,907         42     6,541       108
Depreciation and amortization              5,043      3,118     3,901     2,832
Tax carryforwards                         10,422          -     3,784         -
Lease transactions                            19      3,801        10     4,297
Miscellaneous foreign                      4,762      2,300     5,892     2,602
Other                                      8,732      3,804     7,409     2,885
                                           -----     ------   -------   -------
  Subtotal                                49,049     26,473    46,877    25,245
Valuation allowances                      (3,413)         -    (1,950)        -
                                          ------     ------    ------    ------
  Total deferred taxes                   $45,636    $26,473   $44,927   $25,245
                                          ------     ------    ------    ------

  Net deferred tax assets                $19,163              $19,682
                                          ======               ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 10.  Income Taxes (concluded)

   Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

                                                             2004        2003
                                                             ----        ----

   Current deferred tax assets                             $8,883       $9,104
   Current deferred tax liabilities                        (5,226)      (5,671)
   Non-current deferred tax assets                         17,358       18,086
   Non-current deferred tax liabilities                    (1,852)      (1,837)
                                                           ------      -------
     Total                                                $19,163      $19,682
                                                           ======       ======

   Of the tax carryforwards at December 31, 2004, approximately 6% relates to the alternative minimum tax credit (which can be carried forward indefinitely), approximately 21% relates to U.S. federal net operating loss carryforwards and approximately 15% relates to the U.S. state net operating loss carryforwards, which will expire in 2006-2024 if not used. Approximately 83% of the U.S. state net operating loss carryforwards will not expire until after 2008. Approximately 25% of the tax carryforwards relate to general business credits (which consist primarily of research and experimentation credits) and U.S. foreign tax credits which will expire in 2013-2023 if not used. The remaining tax carryforwards relate to accumulated foreign operating losses of which approximately 86% can be carried forward indefinitely and the remaining 14% will expire by 2013. The valuation allowance relates to U.S. state and certain foreign operating loss carryforwards.
   The Corporation has open tax years from primarily 1998 to 2003 with various significant taxing jurisdictions including the U.S., Canada, Mexico, Germany and Brazil. These open years contain matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenue and expenses or the sustainability of income tax credits for a given audit cycle. The Corporation has established a liability of $3.2 billion for those matters where the amount of loss is probable and estimable. The amount of the liability is based on management's best estimate given the Corporation's history with similar matters and interpretations of current laws and regulations.

NOTE 11.  Property - Net

   Property - net was as follows (dollars in millions):
                                            Estimated
                                             Useful        December 31,
                                          Lives (Years)
                                          ---------------------------------
                                                           2004      2003
                                                          ------    ------
Automotive and Other Operations
-------------------------------
  Land                                          -          $967    $1,004
  Buildings and land improvements             2-40       15,636    15,272
  Machinery and equipment                     3-30       45,796    44,851
  Construction in progress                      -         3,807     2,722
                                                         ------    ------
   Real estate, plants, and equipment                    66,206    63,849
   Less accumulated depreciation                        (39,405)  (37,535)
                                                         ------    ------
     Real estate, plants, and equipment
       - net                                             26,801    26,314
     Special tools - net                                 10,369     9,757
                                                         ------   -------
      Total property - net                              $37,170   $36,071
                                                         ------    ------

Financing and Insurance Operations
  Equipment and other                         2-10       $3,086    $2,921
   Less accumulated depreciation                         (1,236)   (1,020)
                                                          -----     -----
      Total property - net                               $1,850    $1,901
                                                          -----     -----

Total consolidated property - net                       $39,020   $37,972
                                                         ======    ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 11.  Property - Net (concluded)

   Depreciation and amortization expense was as follows (dollars in millions):

                                                   Years Ended December 31,
                                                  ----------------------------
Automotive and Other Operations                     2004      2003     2002
-------------------------------                     ----      ----     ----
   Depreciation                                   $5,028    $4,526   $3,675
   Amortization of special tools                   3,563     3,391    2,648
   Amortization of intangible assets                  38        29        1
                                                   -----     -----    -----
     Total                                        $8,629    $7,946   $6,324
                                                   -----     -----    -----
Financing and Insurance Operations
----------------------------------
   Depreciation                                   $5,512    $5,556   $5,226
   Amortization of intangible assets                  11        11       19
                                                   -----     -----    -----
     Total                                        $5,523    $5,567   $5,245
                                                   -----     -----    -----
Total consolidated depreciation and amortization $14,152   $13,513  $11,569
                                                  ======    ======   ======

NOTE 12. Goodwill and Intangible Assets

   The components of the Corporation's intangible assets as of December 31, 2004 and 2003 were as follows (dollars in millions):

                                               Gross                      Net
December 31, 2004                             Carrying    Accumulated  Carrying
                                               Amount    Amortization   Amount
                                            -----------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $69        $234
Non-amortizing intangible assets:
   Goodwill                                                               600
   Prepaid pension asset (Note 16)                                        765
                                                                         ----
      Total goodwill and intangible assets                             $1,599

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $73         $41         $32
   Trademarks and other                            40          20          20
   Covenants not to compete                        18          18           -
                                                  ---          --        ----
      Total                                      $131         $79         $52
                                                  ===          ==
Non-amortizing intangible assets:
   Goodwill                                                             3,274
                                                                        -----
      Total goodwill and intangible assets                              3,326
                                                                        -----
Total consolidated goodwill and intangible
   assets                                                              $4,925
                                                                        =====

December 31, 2003

Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $31        $272
Non-amortizing intangible assets:
   Goodwill                                                               567
   Prepaid pension asset (Note 16)                                        640
                                                                        -----
      Total goodwill and intangible assets                             $1,479

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $65         $31         $34
   Trademarks and other                            40          16          24
   Covenants not to compete                        18          18           -
                                                  ---          --        ----
      Total                                      $123         $65         $58
                                                  ===          ==
Non-amortizing intangible assets:
   Goodwill                                                             3,223
                                                                        -----
      Total goodwill and intangible assets                              3,281
                                                                        -----
Total consolidated goodwill and intangible
   assets                                                              $4,760
                                                                        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 12. Goodwill and Intangible Assets (concluded)

   Aggregate amortization expense on existing acquired intangible assets was $49 million for the year ended December 31, 2004. Estimated amortization expense in each of the next five years is as follows: 2005 - $49 million; 2006 - $48 million; 2007 - $48 million; 2008 - $45 million; and 2009 - $35 million.
   The changes in the carrying amounts of goodwill were as follows (dollars in millions):

                                                  Total
                                                 Auto &          Total
                                  GMNA     GME    Other   GMAC     GM
                                  ----     ---   -------  ----    -----
Balance as of December 31, 2002    $139    $338    $477  $3,273  $3,750
Goodwill acquired during the
   period                             -       -       -      18      18
Goodwill written off related to
   sale of business units            (4)      -      (4)      -      (4)
Effect of foreign currency            6      75      81      51     132
translation
Other                                13       -      13    (119)(1)(106)
                                    ---     ---     ---    ----     ---

Balance as of December 31, 2003     154     413     567   3,223   3,790
Goodwill acquired during the
   period                             -       -       -      16      16
Effect of foreign currency
   translation                        5      33      38      35      73
Other                                (5)      -      (5)      -      (5)
                                    ---     ---     ---   -----   -----
Balance as of December 31, 2004    $154    $446    $600  $3,274  $3,874
                                    ===     ===     ===   =====   =====

(1) In September 2003, GMAC received $110 million related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 million represented a purchase price adjustment, reducing the related goodwill; the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

NOTE 13.  Other Assets

Automotive and Other Operations

   Other assets included the following (dollars in millions):
                                                           December 31,
                                                   ----------------------------
                                                       2004           2003
                                                       ----           ----

Investments in equity securities                        $350          $470
Prepaid pension benefit cost (Note 16)                38,919        40,248
Other                                                  1,575         1,544
                                                      ------        ------
  Total other assets                                 $40,844       $42,262
                                                      ======        ======

   Investments in equity securities at December 31, 2004 and 2003 include the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM's intent to hold these securities for longer than one year. Balances include historical costs of $144 million and $114 million with unrealized gains of $209 million and $142 million and unrealized losses of $3 million and $6 million at December 31, 2004 and 2003, respectively.
   Also included in investments in equity securities at December 31, 2003 is GM's investment in the common stock of Fiat Auto Holdings B.V. (FAH), the entity that is the sole shareholder of Fiat Auto S.p.A. (Fiat Auto), acquired for $2.4 billion in 2000. Subsequent to that acquisition, unfavorable European market conditions and other factors led to deterioration in the performance of Fiat Auto. Accordingly, GM commenced a review of the appropriate carrying value of GM's investment in FAH, completed in the third quarter of 2002, which resulted in a non-cash charge of $2.2 billion ($1.4 billion after-tax), recorded in cost of sales and other expenses in the Other segment of Auto & Other. This write-down brought the carrying value of GM's investment in FAH from $2.4 billion to $220 million. The carrying value was based on GM's interest in the estimated market value of FAH equity, which comprises FAH's ownership of Fiat Auto, including 50% ownership interests in the purchasing and powertrain joint ventures between GM and Fiat Auto. GM's investment in FAH was reduced from 20% to 10% when Fiat recapitalized FAH in 2003.
    In the fourth quarter of 2004, GM completed its annual review of its investment in FAH. As a result of further deterioration in the performance of Fiat Auto and its current debt structure, GM recorded a non-cash charge of $220 million ($136 million, after-tax) to reduce the carrying value of GM's investment in FAH to zero.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 13.  Other Assets (concluded)

Financing and Insurance Operations
   Other assets included the following (dollars in millions):
                                                               December 31,
                                                           --------------------
                                                             2004       2003
                                                             ----       ----
Mortgage servicing rights                                   $3,890     $3,720
Premiums and other insurance receivables                     1,763      1,960
Deferred policy acquisition costs                            1,444      1,038
Derivative assets                                            9,489     10,026
Repossessed and foreclosed assets, net                         615        594
Equity investments                                           1,751      1,560
Intangible assets (Note 12)                                  3,326      3,281
Property (Note 11)                                           1,850      1,901
Cash deposits held for securitization trusts                 1,836      1,922
Restricted cash collections for securitization trusts        2,217      2,291
Accrued interest and rent receivable                         1,178        767
Real estate investments                                      1,473      1,219
Debt issuance costs                                            753        716
Servicer advances                                              769        946
Inventory (Note 8)                                             530        642
Other                                                        2,229      2,905
                                                            ------     ------
  Total other assets                                       $35,113    $35,488
                                                            ======     ======

Reclassification for Consolidated Balance Sheet Presentation
                                                                December 31,
                                                           --------------------
                                                             2004       2003
                                                             ----       ----
Auto & Other - other assets, as detailed above             $40,844    $42,262
FIO  - other assets, as detailed above                      35,113     35,488
                                                            ------     ------
  Subtotal                                                  75,957     77,750
                                                            ------     ------
Prepaid assets and other                                     1,952      1,747
Inventory (Note 8)                                            (530)      (642)
Accounts receivable                                        (14,523)   (15,152)
Intangible assets (Note 12)                                 (3,326)    (3,281)
Property (Note 11)                                          (1,850)    (1,901)
                                                            ------     ------
  Total consolidated other assets                          $57,680    $58,521
                                                            ======     ======

NOTE 14.  Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive and Other Operations
   Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):
                                                                December 31,
                                                           --------------------
                                                             2004       2003
                                                             ----       ----
Dealer and customer allowances, claims, and discounts      $11,493    $11,145
Deferred revenue and deposits from rental car companies     12,691     13,157
Policy, product warranty, and recall campaigns               9,133      8,674
Payrolls and employee benefits (excludes postemployment)     4,642      5,081
Unpaid losses under self-insurance programs                  1,784      2,027
Taxes, other than income                                     2,993      3,437
Interest                                                       922        932
Postemployment benefits (including extended disability
  benefits)                                                  1,163      1,212
Fiat Settlement (Note 25)                                    1,364          -
Other                                                        8,573      8,492
                                                            ------     ------
  Total accrued expenses and other liabilities             $54,758    $54,157

Pensions                                                        84         72
Postretirement benefits                                      3,890      3,210
Deferred income taxes                                        3,072      3,545
                                                            ------     ------
  Total accrued expenses, other liabilities,
    and deferred  income taxes                             $61,804    $60,984
                                                            ======     ======

  Current                                                  $46,147    $45,417
  Non-current                                               15,657     15,567
                                                            ------     ------
  Total accrued expenses, other liabilities,
    and deferred income taxes                              $61,804    $60,984
                                                            ======     ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 14. Accrued Expenses, Other Liabilities, and Deferred Income Taxes (concluded)

Automotive and Other Operations (concluded)
                                                                 December 31,
                                                           ---------------------
                                                             2004       2003
                                                             ----       ----
Policy, product warranty and recall campaigns liability
Beginning balance                                           $8,674      $8,850
Payments                                                    (4,608)     (4,435)
Increase in liability (warranties issued during period)      4,980       4,390
Adjustments to liability (pre-existing warranties)             (85)       (367)
Effect of foreign currency translation                         172         236
                                                             -----       -----
Ending balance                                              $9,133      $8,674
                                                             =====       =====

Financing and Insurance Operations

   Other liabilities and deferred income taxes included the following (dollars in millions):

                                                                 December 31,
                                                           --------------------
                                                             2004       2003
                                                             ----       ----
Unpaid insurance losses, loss adjustment expenses, and
   unearned  insurance premiums                             $7,232      $6,568
Interest                                                     3,413       3,135
Deposits                                                     7,477       5,074
Interest rate derivatives                                      934       1,121
Other                                                        3,913       3,875
                                                           -------     -------
  Total other liabilities                                  $22,969     $19,773

Postretirement benefits                                        815         797
Deferred income taxes                                        4,006       3,963
                                                             -----     -------
  Total other liabilities and deferred income taxes        $27,790     $24,533
                                                            ======      ======
  Total consolidated accrued expenses and other
    liabilities                                            $77,727     $73,930
                                                            ======      ======
  Total consolidated deferred income tax liability
    (Note 10)                                               $7,078      $7,508
                                                             =====       =====

NOTE 15.  Long-Term Debt and Loans Payable

Automotive and Other Operations

  Long-term debt and loans payable were as follows (dollars in millions):

                                             Weighted-Average
                                              Interest Rate      December 31,
                                              -------------      ------------
                                              2004      2003     2004     2003
                                              ----      ----     ----     ----
Long-term debt and loans payable
  Payable within one year
   Current portion of long-term debt (1)      5.7%      1.4%    $584   $1,090
   All other                                  3.0%      3.3%   1,478    1,723
                                                               -----    -----
     Total loans payable                                       2,062    2,813
  Payable beyond one year (1)                 6.8%      6.8%  30,425   29,632
  Unamortized discount                                          (103)    (108)
  Mark-to-market adjustment                                      138       69
                                                              ------   ------
      Total long-term debt and loans                         $32,522  $32,406
                                                              ======   ======
payable
----------------------
(1) The weighted-average interest rates include the impact of interest rate swap agreements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 15.  Long-Term Debt and Loans Payable (continued)

   Long-term debt payable beyond one year at December 31, 2004 included maturities as follows: 2006 - $552 million; 2007 - $262 million; 2008 - $1.6 billion; 2009 - $296 million; 2010 and after - $27.7 billion.
   To protect against foreign exchange risk, GM has entered into cross currency swap agreements. The notional amounts of such agreements as of December 31, 2004 and 2003 for Auto & Other were approximately $2.2 billion and $2.4 billion, respectively.
   Amounts payable beyond one year after cross currency swaps at December 31, 2004 included $2.6 billion in currencies other than the U.S. dollar, primarily the Euro ($2.2 billion), the Australian dollar ($238 million), the Canadian dollar ($105 million), and the Brazilian real ($83 million).
   At December 31, 2004 and 2003, long-term debt and loans payable for Auto & Other included $25.3 billion and $27.4 billion, respectively, of obligations with fixed interest rates and $7.2 billion and $5.0 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swaps. The notional amount of pay variable swap agreements as of December 31, 2004 and 2003 for Auto & Other was approximately $5.9 billion and $3.5 billion, respectively.
   GM's Auto & Other business maintains substantial lines of credit with various banks that totaled $9.0 billion at December 31, 2004, of which $3.4 billion represented short-term credit facilities and $5.6 billion represented long-term credit facilities. At December 31, 2003, bank lines of credit totaled $8.3 billion, of which $2.6 billion represented short-term credit facilities and $5.7 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $2.7 billion and $5.6 billion at December 31, 2004, compared with $2.1 billion and $5.7 billion at December 31, 2003. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2004.

Financing and Insurance Operations
----------------------------------

  Debt was as follows (dollars in millions):

                                             Weighted-Average
                                              Interest Rate       December 31,
                                              -------------       ------------
                                              2004      2003     2004      2003
                                              ----      ----     ----      ----
  Payable within one year
   Current portion of long-term debt (1)      3.9%      3.1%  $37,300   $34,284
   Commercial paper (1)                       2.5%      2.1%    8,416    13,182
   All other                                  2.8%      2.6%   45,327    30,344
                                                               ------    ------
     Total loans payable                                       91,043    77,810
  Payable beyond one year (1)                 4.9%      5.0%  176,090   160,108
  Unamortized discount                                           (650)     (679)
  Mark to market adjustment                                     1,274     2,111
                                                              -------   -------
      Total debt                                             $267,757  $239,350
                                                              -------   -------

Total consolidated notes and loans payable                   $300,279  $271,756
                                                              =======   =======
---------------------
(1) The weighted-average interest rates include the impact of interest rate swap agreements.

   Debt payable beyond one year at December 31, 2004 included maturities as follows: 2006 - $38.8 billion; 2007 - $24.3 billion; 2008 - $11.4 billion; 2009
- $9.6 billion; 2010 and after - $91.9 billion. Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2004 included $22.7 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($7.2 billion), the euro ($6.0 billion), the U.K. pound sterling ($4.9 billion), and the Australian dollar ($1.7 billion).
   At December 31, 2004 and 2003, debt for FIO included $137 billion and $96.9 billion, respectively, of obligations with fixed interest rates and $130.8 billion and $142.5 billion, respectively, of obligations with variable interest rates (predominantly LIBOR), after considering the impact of interest rate swap agreements.
   To achieve its desired balance between fixed and variable rate debt, GM has entered into interest rate swap, cap, and floor agreements. The notional amounts of such agreements as of December 31, 2004 for FIO were approximately $85.9 billion relating to swap agreements ($56.7 billion pay variable and $29.2 billion pay fixed). The notional amounts of such agreements as of December 31, 2003 for FIO were approximately $94.4 billion relating to swap agreements ($70.9 billion pay variable and $23.5 billion pay fixed).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 15.  Long-Term Debt and Loans Payable (concluded)

   GM's FIO business maintains substantial lines of credit with various banks that totaled $60.3 billion at December 31, 2004, of which $23 billion represented short-term credit facilities and $37.3 billion represented long-term credit facilities. At December 31, 2003, bank lines of credit totaled $54.4 billion, of which $18.5 billion represented short-term credit facilities and $35.9 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $8.5 billion and $35.9 billion at December 31, 2004 compared with $6 billion and $35.2 billion at December 31, 2003. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2004.

NOTE 16.  Pensions and Other Postretirement Benefits

   GM sponsors a number of defined benefit pension plans covering substantially all U.S. and Canadian employees as well as certain other non-U.S. employees. Plans covering U.S. and Canadian represented employees generally provide benefits of negotiated, stated amounts for each year of service as well as significant supplemental benefits for employees who retire with 30 years of service before normal retirement age. The benefits provided by the plans covering U.S. and Canadian salaried employees and employees in certain other non-U.S. locations are generally based on years of service and compensation history. GM also has certain nonqualified pension plans covering executives that are based on targeted wage replacement percentages and are unfunded.
   GM's funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations, or to directly pay benefit payments where appropriate. GM made pension contributions to the U.S. hourly and salaried, other U.S., and primary non-U.S. pension plans, or made direct payments where appropriate, as follows (dollars in millions):

                         2004           2003            2002
                    ----------------------------------------------
U.S. hourly and
  salaried                 $-        $18,504          $4,800
Other U.S.                117            117              98
Primary non-U.S.(1)       763            374             210

(1) GM's primary non-U.S. pension plans include its GM Canada Limited, Adam Opel and Vauxhall plans.

   In 2005, GM does not have any contributions due for its U.S. hourly and salaried pension plans. It also does not anticipate making any discretionary contributions to its U.S. hourly and salaried pension plans. GM expects to contribute or pay benefits of approximately $117 million to its other U.S. pension plans and $464 million to its primary non-U.S. pension plans during 2005.
   Additionally, GM maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Certain of the Corporation's non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The cost of such programs generally is not significant to GM. In 2004, GM contributed a total of $9.0 billion to plan assets including $8.8 billion to its U.S. hourly and salaried Voluntary Employees' Beneficiary Association (VEBA) trusts for other postretirement employee benefit (OPEB) plans (consisting of $8.4 billion in cash and $0.4 billion in XM Satellite Radio Holdings, Inc. common stock shares) and $0.2 billion to a salaried 401(h) account. This was the first such contribution related to the salaried OPEB plan and 401(h) account. GM contributed $3.3 billion and $1.0 billion to its hourly VEBA trust during 2003 and 2002, respectively. Contributions by participants to the other OPEB plans were $87 million and $84 million for the years ended December 31, 2004 and 2003, respectively. GM does not anticipate making any contributions to the VEBA trusts or 401(h) accounts for OPEB funding during 2005.
   GM uses a December 31 measurement date for the majority of its U.S. pension plans and a September 30 measurement date for U.S. OPEB plans. GM's measurement dates for its Canadian, Adam Opel and Vauxhall Motors primary non-U.S. pension plans are December 1, October 1 and October 1, respectively.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  Pensions and Other Postretirement Benefits (continued)

                              U.S. Plans     Non-U.S. Plans
                           Pension Benefits Pension Benefits  Other Benefits
                           ---------------------------------------------------
                            2004     2003    2004     2003     2004    2003
                            ----     ----    ----     ----     ----    ----
Change in benefit                        (dollars in millions)
obligations
Benefit obligation at
  beginning of year       $87,285  $79,617 $15,088  $12,129  $67,542  $57,195
Service cost                1,097      919     247      228      605      537
Interest cost               5,050    5,162     892      803    3,927    3,798
Plan participants'
  contributions                22       22      26       23       87       84
Amendments                     54    2,244     163        -       10        -
Actuarial losses            2,306    5,684   1,040      222    8,815    9,026
Benefits paid              (6,605)  (6,501)   (806)    (732)  (3,804)  (3,621)
Exchange rate movements         -        -   1,201    2,398        -        -
Curtailments,
  settlements,                175      138     205       17      292      523
                           ------    -----  ------    -----    -----   ------
Benefit obligation at end
  of year                  89,384   87,285  18,056   15,088   77,474   67,542
                           ------   ------  ------   ------   ------   ------
Change in plan assets
Fair value of plan assets
  at beginning of   year   86,169   60,498   7,560    5,943    9,998    5,794
Actual return on plan
  assets                   11,046   13,452     814      703      981      865
Employer contributions        117   18,621     802      442    5,037    3,339
Plan participants'
  contributions                22       22      26       23        -        -
Benefits paid              (6,605)  (6,501)   (806)    (732)       -        -
Exchange rate movements         -        -     627    1,181        -        -
Curtailments,
  settlements, and other      137       77       -        -        -        -
                            -----    -----   -----    -----   ------     ----
  Fair value of plan
    assets at end of
    year                   90,886   86,169   9,023    7,560   16,016    9,998
                           ------   ------   -----    -----   ------   ------

Funded status (1)           1,502   (1,116) (9,033)  (7,528) (61,458) (57,544)

Unrecognized actuarial
  loss                     30,228   32,997   5,411    4,401   28,742   21,079
Unrecognized prior
service cost                5,862    7,087     808      694     (394)    (569)
Unrecognized transition
obligation                      -        -      39       43        -        -
Employer contributions in
  fourth quarter                -        -       -        -    4,000        -
Benefits paid in fourth
 quarter                        -        -       -        -      999      742
                           ------   ------   -----    -----   ------   ------
Net amount recognized     $37,592  $38,968 $(2,775) $(2,390)$(28,111)$(36,292)
                           ======   ======   =====    =====   ======   ======
Amounts recognized in the
  consolidated balance
  sheets consist of:
   Prepaid benefit cost   $38,570  $39,904    $349     $344     $  -     $  -
   Accrued benefit
     liability             (1,152)  (1,139) (8,303)  (6,885) (28,111) (36,292)
   Intangible asset             -        1     765      639        -        -
   Accumulated other
     comprehensive
     income                   174      202   4,414    3,512        -        -
                           ------   ------   -----    -----   ------   ------
  Net amount recognized   $37,592  $38,968 $(2,775) $(2,390)$(28,111)$(36,292)
                           ======   ======   =====    =====   ======   ======
(1) Includes overfunded status of the combined U.S. hourly and salaried pension plans of $3.0 billion as of December 31, 2004, and $0.3 billion as of December 31, 2003.

   The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for GM's pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows (dollars in millions):

                                       U.S. Plans    Non-U.S. Plans
                                     --------------------------------
                                       2004    2003    2004     2003
                                       ----    ----    ----     ----
Accumulated Benefit Obligation       $86,676  $84,821 $17,097 $14,228

Plans with ABO in excess of plan
assets
    ABO                               $1,224   $1,310 $16,631 $13,838
    Fair value of plan assets             85      187   8,388   7,003

Plans with PBO in excess of plan
assets
    PBO                              $31,176  $30,087 $17,907 $14,965
    Fair value of plan assets         29,548   27,778   8,708   7,273

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NOTE 16.  Pensions and Other Postretirement Benefits (continued)

   The components of pension and OPEB expense along with the assumptions used to determine benefit obligations are as follows (dollars in millions):

                                 U.S. Plans        Non-U.S. Plans
                              Pension Benefits    Pension Benefits      Other Benefits
                            --------------------------------------------------------------
                             2004   2003   2002   2004   2003  2002   2004   2003   2002
                            --------------------------------------------------------------
Components of expense
Service cost               $1,097   $919   $864   $247   $228   $194   $637   $537    $505
Interest cost               5,050  5,162  5,273    892    803    700  4,119  3,798  $3,686
Expected return on plan
  assets                   (7,823)(6,374) 7,096)  (669)  (573)  (580)(1,095)  (444)   (390)
Amortization of prior
  service cost              1,279  1,148  1,253     93    101     93    (79)   (12)    (14)
Amortization of transition
  obligation/(asset)            -      -      -      7     11     25      -      -       -
Recognized net actuarial
  loss                      1,857  1,744    730    188    167     62  1,588    717     321
Medicare Part D                 -      -      -      -      -      -   (603)     -       -
Curtailments, settlements,
  and other                    34     27    211    204     49     51      -      3       -
                            -----  -----  -----    ---    ---    --- ------  -----     ---
Net expense                $1,494 $2,626 $1,235   $962   $786   $545 $4,567 $4,599  $4,108
                            =====  =====  =====    ===    ===    ===  =====  =====   =====

Weighted-average
  assumptions used
  to determine benefit
  obligations at
  December 31 (1)
Discount rate                5.75%  6.00%  6.75%  5.61%  6.12%  6.23%   5.75% 6.25%   6.75%
Rate of compensation          5.0%   5.0%   5.0%   3.2%   3.4%   3.4%    3.9%  4.1%    4.3%
increase

Weighted-average
  assumptions used
  to determine net expense
  for years
  ended December 31 (2)
Discount rate                6.00%  6.75%  7.25%  6.12%  6.23%  6.81%  6.25%  6.75%   7.25%
Expected return on plan       9.0%   9.0%  10.0%   8.4%   8.5%   8.8%   8.0%   7.0%    7.9%
assets
Rate of compensation          5.0%   5.0%   5.0%   3.4%   3.4%   3.8%   4.1%   4.3%    4.7%
increase
(1)   Determined as of end of year
(2)   Determined as of beginning of year

   GM sets the discount rate assumption annually for each of its retirement-related benefit plans at their respective measurement dates to reflect the yield of a portfolio of high quality, fixed-income debt instruments matched against the timing and amounts of projected future benefits.

Assumed Health-care Trend Rates at December 31       2004        2003
-------------------------------------------------------------------------
Initial Health-care Cost Trend Rate                 10.5%        8.5%
Ultimate Health-care Cost Trend Rate                 5.0%        5.0%
Number of Years to Ultimate Trend Rate               6           6

   A one percentage point increase in the initial through ultimate assumed health care trend rates would have increased the Accumulated Postretirement Benefit Obligation (APBO) by $8.4 billion at December 31, 2004 and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2004 by $543 million. A one-percentage point decrease would have decreased the APBO by $7.0 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2004 by $384 million.
   GM's long-term strategic mix and expected return on assets assumptions are derived from detailed periodic studies conducted by GM's actuaries and GM's asset management group. The U.S. study includes a review of alternative asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the funds' asset mix. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  Pensions and Other Postretirement Benefits (continued)

   The capital market assumptions underpinning GM's long-term strategic mix and long-term expected return assumptions are reexamined annually. Based on a study conducted in 2002, GM revised its expected long-term return assumption for its U.S. plans effective January 1, 2003 to 9%, a reduction from its previous level of 10%. The subsequent reexamination of capital market assumptions in 2004 reaffirmed both the 9% long-term expected return assumption and the changes in GM's long-term strategic allocation.
   The strategic mix for U.S. pension plans that was implemented in the latter part of 2003 and the first half of 2004 has reduced exposure to equity market risks and increased allocation to asset classes which are not highly correlated as well as asset classes where active management has historically generated excess returns and places greater emphasis on manager skills to produce excess return while employing various risk mitigation strategies to reduce volatility. As of December 31, 2004, GM pension assets had the following allocation ranges: global equity, 41%-49%; global bonds, 30%-36%; real estate, 8%-12%; and alternatives, 9%-13%. Overall, this strategic policy mix is expected to result in comparable but less volatile returns than GM's prior asset mix.
   Prior to September 30, 2004, VEBA assets were managed with a short-term portion, which is intended to maintain adequate liquidity for benefit payments, and a long-term portion, which targets achieving long-term asset returns through following investment strategies similar to the U.S. pension plans. Based on the asset allocation to short-term and long-term portion, the blended expected return on assets assumption for the VEBA was 8.0% in 2004. With the significant contributions made to the hourly VEBA in 2004, a new investment policy was adopted during the year to manage plan assets under a single investment policy with an expanded range of asset classes. The new asset allocation was implemented on October 1, 2004. For 2005, the expected return for the hourly VEBA is 9.0%. In addition, in late 2004, a new salaried VEBA was created and funded. It is primarily invested in shorter-term liquid securities. For 2005, the expected return for the salaried VEBA is 4.5%.
   U.S. and non-U.S. pension plans and OPEB plans have the following asset allocations, as of their respective measurement dates in 2003 and 2004:

                                      Plan Assets
                                        Primary
                   Plan Assets      Non-U.S. Pension
                U.S. Pension Plans        Plans         Plan Assets OPEB
                ----------------------------------------------------------
                 Actual Percentage  Actual Percentage  Actual Percentage
                      of                  of                 of
                    Plan Assets        Plan Assets        Plan Assets
                ---------------------------------------------------------
Asset Category    2004      2003      2004      2003     2004     2003
--------------    ----      ----      ----      ----     ----     ----

Equity             47%      49%        61%       61%      41%      38%
Securities
Debt               35%      31%        31%       30%      48%      58%
Securities
Real Estate         8%       8%         8%        9%       2%       1%
Other              10%      12%         0%        0%       9%       3%
                  ---      ---        ---       ---      ---      ---
   Total          100%     100%       100%      100%     100%     100%
                  ===      ===        ===       ===      ===      ===

   Equity securities include GM common stock in the amounts of $29 million (less than 1% of total pension plan assets) and $41 million (less than 1% of total pension plan assets) at December 31, 2004 and 2003, respectively.
   On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to the levels of benefits provided under GM's U.S. health care plans, management has concluded that GM's U.S. health care plans are at least actuarially equivalent to Medicare Part D.
   GM elected not to defer accounting for the effects of the Act and remeasured GM's postretirement benefit obligation as of December 8, 2003. The remeasurement reduced GM's December 31, 2004 APBO by $4.1 billion, increased plan assets by $0.4 billion, and decreased the unrecognized actuarial loss by $4.6 billion. The effect of the Act on 2004 OPEB expense is reflected in the tables above.
   In accordance with GAAP, the effect of the Act is not reflected in the table above for December 31, 2003 data; however it is reflected in December 31, 2004 data.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 16.  Pensions and Other Postretirement Benefits (concluded)

   The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid (dollars in millions):

                Pension Benefits       Other Benefits
              ---------------------------------------------
                                                 Gross
                            Primary   Gross      Medicare
                            Non-U.S.  Benefit    Part D
               U.S. Plans   Plans     Payments   Receipts
              ---------------------------------------------
2005            $6,721       $854    $4,177        $ -
2006             6,745        870     4,306        190
2007             6,786        902     4,501        280
2008             6,840        934     4,731        306
2009             6,874        969     4,939        331
2010-2014      $34,371     $5,414   $26,847     $1,932

NOTE 17.  Commitments and Contingent Matters

Commitments
   GM had the following minimum commitments under noncancelable capital leases having remaining terms in excess of one year, primarily for property (dollars in millions):

                                                              2010
                          2005   2006   2007   2008   2009  and after
                          ----   ----   ----   ----   ----  ---------
Minimum commitments       $132   $126   $133   $411   $114    $862
Sublease income            (19)   (19)   (19)   (19)   (19)   (317)
                        --------------------------------------------
Net minimum commitments   $113   $107   $114   $392    $95    $545
                        ============================================

   GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):
                                                              2010
                          2005   2006   2007   2008   2009  and after
                          ----   ----   ----   ----   ----  ---------
Minimum commitments       $898   $946   $782 $1,290   $674  $4,249
Sublease Income           (236)  (237)  (239)  (237)  (230) (2,762)
                        --------------------------------------------
Net minimum commitments   $662   $709   $543 $1,053   $444  $1,487
                        ============================================

   Certain of these minimum commitments fund the obligations of non-consolidated VIEs. Certain of the leases contain escalation clauses and renewal or purchase options. Rental expenses under operating leases were $990 million, $926 million, and $985 million in 2004, 2003, and 2002, respectively.
   GM sponsors a credit card program, entitled the GM Card program, which offers rebates that can be applied primarily against the purchase or lease of GM vehicles. The amount of rebates available to qualified cardholders (net of deferred program income) was $4.5 billion, $4.1 billion, and $4.0 billion at December 31, 2004, 2003, and 2002, respectively.
   GM has guarantees related to its performance under operating lease arrangements and the residual value of leased assets totaling $639 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the supplier's assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $131 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At December 31, 2004, approximately $55 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.8 billion.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 17.  Commitments and Contingent Matters (concluded)

   In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to pensions, postretirement health care and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2004. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

NOTE 18.  Stockholders' Equity

   The following table presents changes in capital stock for the period from January 1, 2002 to December 31, 2004 (dollars in millions):
                                       Common Stocks
                                     -----------------     Total
                                      $1-2/3              Capital
                                    Par Value    Class H   Stock
                                    ---------    -------  -------
Balance at January 1, 2002              $932       $88     $1,020
   Shares issued                           4         8         12
                                         ---        --      -----

Balance at December 31, 2002             936        96      1,032
   Shares issued                           1        15         16
   Hughes split-off                        -      (111)      (111)
                                         ---       ---        ---

Balance at December 31, 2003             937         -        937
   Shares issued                           5         -          5
                                         ---         -        ---

Balance at December 31, 2004            $942      $  -       $942
                                         ===       ===        ===

GM Class H Stock
   Effective December 22, 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. All shares of GM Class H common stock were then cancelled.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 18.  Stockholders' Equity (concluded)

Common Stocks
   The liquidation rights of the GM $1-2/3 par value common stock are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise.

Other Comprehensive Income
   The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):



                                                     Years Ended December 31,
                        -----------------------------------------------------------------------------------
                                   2004                        2003                   2002
                        -----------------------------------------------------------------------------------
                        Pre-tax  Tax Exp.   Net     Pre-tax   Tax Exp.    Net   Pre-tax   Tax Epx.     Net
                        Amount   (Credit)  Amount    Amount   (Credit)   Amount  Amount   (Credit)   Amount
                        ------    ------   ------    ------    ------    ------  ------    ------    ------
Foreign currency
  translation
  adjustments          $1,237      $616     $621       $1,642    $673      $969      $67     $(18)      $85
Unrealized (loss) gain
  on securities:
  Unrealized
    holding (loss)
    gain                  299       114      185          465     166       299     (501)    (166)     (335)
  Reclassification
   adjustment             (80)      (28)     (52)         (84)    (31)      (53)     611      220       391
                          ---       ---      ---          ---     ---       ---      ---      ---       ---
Net unrealized gain       219        86      133          381     135       246      110       54        56
Minimum pension
  liability
  adjustment             (874)     (303)    (571)      33,378  12,623    20,755  (21,746)  (8,127)  (13,619)
Net unrealized gain
  on Derivatives          701       163      538          329      73       256      151       49       102
Amounts attributable to
  Hughes                    -         -        -            -       -         -     (300)    (139)     (161)
                        -----       ---      ---      -------  ------    ------   ------   ------    -------
Other comprehensive
  income (loss)        $1,283      $562     $721      $35,730 $13,504   $22,226 $(21,718) $(8,181) $(13,537)
                        =====       ===      ===       ======  ======    ======   ======   ======   =======

NOTE 19.  Earnings Per Share Attributable to Common Stocks

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

                                                   Years Ended December 31,
                                                 ---------------------------
                                                   2004      2003      2002
                                                   ----      ----      ----
Earnings attributable to common stocks
  $1-2/3 par value
   Continuing operations                          $2,805    $2,862    $1,975
   Discontinued operations                             -       (48)      (90)
   Gain on sale of discontinued operations             -     1,249         -
                                                   -----     -----     -----
  Earnings attributable to $1-2/3 par value       $2,805    $4,063    $1,885

  Earnings from discontinued operations
   attributable to Class H                        $    -     $(241)    $(195)
                                                   -----       ---       ---

  Total earnings attributable to common stocks    $2,805    $3,822    $1,690
                                                  ======     =====     =====

   Earnings attributable to GM $1-2/3 par value common stock for each period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective periods for which GM H stock was outstanding.
   The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1.1 billion as of December 22, 2003, and 920 million as of December 31, 2002) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the "Average Class H dividend base"). The Average Class H dividend base was 1.4 billion at December 22, 2003, and 1.3 billion as of December 31, 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Earnings Per Share Attributable to Common Stocks (continued)

      The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (dollars in millions except per share amounts):

                                              $1-2/3 Par Value Common Stock
                                              -------------------------------
                                                                  Per Share
                                               Income    Shares    Amount
Year ended December 31, 2004
Basic EPS
  Income from continuing operations
  attributable to common stocks                $2,805       565       $4.97
                                                                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         2
                                                -----      ----
Diluted EPS
  Adjusted income attributable to common
  stocks                                       $2,805       567       $4.95
                                                =====       ===        ====
Year ended December 31, 2003
Basic EPS
  Income from continuing operations
  attributable to common stocks                $2,862       561       $5.10
                                                                       ====
Effect of Dilutive Securities
 Assumed exercise of dilutive stock options         -         8
                                                -----      ----
Diluted EPS
  Adjusted income attributable to common
  stocks                                       $2,862       569       $5.03
                                                =====       ===        ====

Year ended December 31, 2002
Basic EPS
  Income from continuing operations
  attributable to common stocks                $1,975       560       $3.53
                                                                       ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         2
                                                -----      ----
Diluted EPS
  Adjusted income attributable to common
  stocks                                       $1,975       562       $3.51
                                                =====       ===        ====

   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 88 million, 176 million, and 66 million as of December 31, 2004, 2003 and 2002, respectively.
   As of December 31, 2004 GM had $8.1 billion of convertible debentures outstanding, including $1.2 billion principal amount of 4.5% Series A convertible senior debentures due 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due 2032 (Series B), and $4.3 billion principal amount of 6.25% Series C convertible senior debentures due 2033 (Series C). In October 2004, the FASB ratified the consensus of the EITF with respect to Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." On November 5, 2004, GM unilaterally and irrevocably waived, and relinquished, its right (the waiver) to use stock, and has committed to use cash, to settle the principal amount of the securities if
(1) holders ever choose to convert the securities or (2) GM is ever required by holders to repurchase the securities. GM retains the right to use either cash or stock to settle any amount that might become due to security holders in excess of the principal amount (the in-the-money amount). The various circumstances under which conversion of the securities may occur are described in the paragraphs 1-4 below, while paragraph 5 describes the circumstances under which GM might be required to repurchase the securities.
1)  If the closing sale price of GM's $1-2/3 par value common stock exceeds
    120% of the conversion price (of $70.20 for Series A, of $64.90 for Series
    B and of $47.62 for Series C respectively) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 19.  Earnings Per Share Attributable to Common Stocks (concluded)

2) During the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of GM's $1-2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or
3) If the debentures have been called for redemption (Series A on March 6, 2007, Series B on March 6, 2009 and Series C on July 20, 2010); or
4)  Upon the occurrence of specified corporate events; or
5) If the investor requires GM to repurchase the debentures (Series A: on March 6 of 2007, 2012, 2017, 2022 and 2027, or, if any of those days is not a business day, on the next succeeding business day; Series B: on March 6 of 2014, 2019, 2024 and 2029, or, if any of those days is not a business day, on the next succeeding business day; Series C: on July 15 of 2018, 2023 and 2028 or, if any of those days is not a business day, on the next succeeding business day).
   No shares potentially issuable to satisfy the in-the-money-amount of the convertible debentures have been included in diluted earnings per share as of December 31, 2004, as the convertible debentures have not met the requirements for conversion.

NOTE 20.  Derivative Financial Instruments and Risk Management

   GM is exposed to market risk from changes in foreign currency exchange rates, interest rates, and certain commodity prices. In the normal course of business, GM enters into a variety of foreign exchange, interest rate, and commodity forward contracts, swaps, and options, with the objective of minimizing exposure arising from these risks. A risk management control system is utilized to monitor foreign exchange, interest rate, commodity, and related hedge positions.

Cash Flow Hedges
   GM uses financial instruments designated as cash flow hedges to hedge the Corporation's exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and to variability in cash flows related to its exposure to commodity price risk associated with changes in prices of commodities used in its automotive business, primarily nonferrous metals used in the manufacture of automotive components and to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. For transactions denominated in foreign currencies, GM typically hedges forecasted and firm commitment exposures up to three years in the future. For commodities, GM typically hedges exposures up to three years in the future. For the year ended December 31, 2004, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $26 million. For the year ended December 31, 2003, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $19 million. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the year ended December 31, 2004, net derivative gains of $245 million were reclassified to cost of sales and other expenses. For the year ended December 31, 2003, net derivative gains of $245 million were likewise reclassified. These net losses/ gains were offset by net gains/losses on the transactions being hedged. Approximately $157 million of net derivative gains included in other comprehensive income at December 31, 2004, is expected to be reclassified into earnings within 12 months from that date. During 2004, there were net gains of approximately $26 million which were reclassified into earnings as a result of discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur.

Fair Value Hedges
   GM uses financial instruments designated as fair value hedges to manage certain of the Corporation's exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments is used to hedge GM's exposure associated with its fixed rate debt and mortgage servicing rights (MSRs). For the year ended December 31, 2004, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, decreased selling, general, and administrative expenses by $104 million and decreased selling, general, and administrative expenses by $391 million in 2003. Changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness) decreased selling, general, and administrative expenses by $180 million in 2004 and $175 million in 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 20.  Derivative Financial Instruments and Risk Management (concluded)

Net Investment Hedges
   GM uses foreign currency denominated debt to hedge the foreign currency exposure of its net investments in foreign operations. Foreign currency translation gains and losses related to these debt instruments are recorded in Other Comprehensive Loss as a foreign currency translation adjustment. For the years ended December 31, 2004 and 2003, a $64 million and $48 million unrealized loss were recorded in accumulated foreign currency translation.

Undesignated Derivative Instruments
   Forward contracts and options not designated as hedging instruments under SFAS No. 133 may also be used to hedge certain foreign currency, commodity, and interest rate exposures. Unrealized gains and losses on such instruments are recognized currently in earnings.

NOTE 21.  Fair Value of Financial Instruments

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

                                                   December 31,
                                   -----------------------------------------
                                           2004                   2003
                                   ------------------------------------------

Automotive and Other Operations    Book Value Fair Value Book Value  Fair Value
                                   ---------- ---------- ----------  ----------
Assets
  Other assets (1)                     $841       $520       $771        $500
  Derivative assets                  $2,089     $2,089     $1,234      $1,234
Liabilities
  Long-term debt (2)                $30,460    $31,276    $29,593     $31,859
  Other liabilities (1)                $537       $591       $528        $571
  Derivative liabilities               $724       $724       $356        $356

Financing and Insurance Operations
Assets
  Finance receivables - net (3)    $199,600   $199,827   $174,769    $177,216
  Derivative assets                  $9,489     $9,489    $10,026     $10,026
Liabilities
  Debt  (2)                        $267,757   $268,813   $239,350    $244,641
  Derivative liabilities               $953       $953     $1,196      $1,196
  Other liabilities                  $4,230     $4,106     $1,754      $1,660

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

   Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Auto & Other loans payable and FIO debt payable within one year for the periods ending December 31, 2004 and 2003.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22.  Stock Incentive Plans

   GM's stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 1997 Performance Achievement Plan (GMPAP), and the General Motors 2002 Long Term Incentive Plan (GMLTIP). The GMSIP, the GMPAP, and the GMLTIP are administered by the Executive Compensation Committee of the GM Board. The GMSSOP is administered by the Vice President of Global Human Resources.
   Under the GMSIP, 27.4 million shares of GM $1-2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 10.9 million were available for grants at December 31, 2004. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
   Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1-2/3 par value common stock that may be granted each year is determined by management. Approximately 0.4 million shares of GM $1-2/3 par value common stock were available for grants at December 31, 2004. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
   The GMPAP and the GMLTIP consist of award opportunities granted to participants that are based on the achievement of specific corporate business criteria. The target number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. These grants are subject to a three-year performance period and the final award payout may vary based on the achievement of those criteria. As of December 31, 2004, a total of 4.0 million shares had been granted as award opportunities under the GMPAP and the GMLTIP. This is the targeted number of shares that would finally be granted should all corporate business criteria be achieved.

                              Number of                           Number of
                          securities to be  Weighted average      securities
                             issued upon     exercise price       remaining
                             exercise of     of outstanding     available for
Plan Category                outstanding        options,       future issuance
                              options,        warrants and       under equity
                            warrants and         rights          compensation
                               rights                             plans (1)
--------------------------------------------------------------------------------
Equity compensation plans
 approved by security holders:
 GMSIP                        79,455,293         $54.53         10,873,308

Equity compensation plans not
 approved by security holders (2):
 GMSSOP                       27,590,626         $55.17            394,335
--------------------------------------------------------------------------------
Total                        107,045,919         $54.69         11,267,643
--------------------------------------------------------------------------------

(1) Excludes securities reflected in the first column, "Number of securities to be issued upon exercise of outstanding options, warrants and rights."
(2) All equity compensation plans except the GMSSOP were approved by the stockholders. The GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22.  Stock Incentive Plans (continued)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                          2004              2003              2002
                    ------------------------------------------------------
                       GM       GM       GM       GM       GM       GM
                      SIP      SSOP     SIP      SSOP     SIP      SSOP
                      ---      ----     ---      ----     ---      ----

Interest rate          3.1%     3.1%     2.9%     2.9%     4.3%     4.3%
Expected life
  (years)              5.0      5.0      5.0      5.0      5.0      5.0
Expected volatility   33.9%    33.9%    35.4%    35.4%    34.6%    34.6%
Dividend yield         3.7%     3.7%     5.0%     5.0%     4.0%     4.0%

Changes in the status of outstanding options were as follows:

                                         GMSIP                  GMSSOP
                                $1-2/3 Par Value Common $1-2/3 Par Value Common
                                ------------------------------------------------
                                             Weighted-               Weighted-
                                  Shares      Average     Shares      Average
                                   under     Exercise      under     Exercise
                                  Option       Price      Option       Price
Options outstanding at
   January 1, 2002              52,942,126     $57.52   14,077,981     $63.22
Granted                         17,294,937     $50.53    5,015,553     $50.46
Exercised                        2,729,511     $40.46       71,663     $46.59
Terminated                       1,685,392     $55.28       64,672     $62.39
--------------------------------------------------------------------------------
Options outstanding at
   December 31, 2002            65,822,160     $56.45   18,957,199     $59.91
Granted                         11,148,605     $40.06    5,666,127     $40.05
Exercised                        1,489,170     $42.28            -          -
Terminated                         996,029     $55.06      233,270     $56.92
--------------------------------------------------------------------------------
Options outstanding at
   December 31, 2003            74,485,566     $54.38   24,390,056     $55.33
Granted                          8,055,460     $53.83    3,315,479     $53.92
Exercised                        1,346,996     $40.77       31,320     $47.92
Terminated                       1,738,737     $55.26       83,589     $54.02
--------------------------------------------------------------------------------
Options outstanding at
   December 31, 2004            79,455,293     $54.53   27,590,626     $55.17
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Options exercisable at
December 31, 2002               38,094,946     $58.18   10,098,994     $67.48
--------------------------------------------------------------------------------
December 31, 2003               48,932,216     $58.56   13,825,058     $63.29
--------------------------------------------------------------------------------
December 31, 2004               59,445,049     $56.69   18,667,303     $59.94
--------------------------------------------------------------------------------

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 22.  Stock Incentive Plans (concluded)

   The following table summarizes information about GM's stock option plans at December 31, 2004:

                                Weighted-
                                 Average    Weighted-    Weighted-
                                Remaining     Average    Average
    Range of       Options     Contractual   Exercise    Options     Exercise
 Exercise Prices  Outstanding  Life (yrs.)     Price   Exercisable    Price
-------------------------------------------------------------------------------
GMSIP $1-2/3 Par Value Common
 $21.00 to $39.99    475,195      2.3         $34.16       403,465    $33.61
  40.00 to 49.99  23,567,137      5.0         $42.75    16,514,153    $43.89
  50.00 to 59.99  35,364,084      7.1         $51.96    22,478,554    $51.62
  60.00 to 83.50  20,048,877      4.5         $73.40    20,048,877    $73.40
-------------------------------------------------------------------------------
$21.00 to $83.50  79,455,293      5.8         $54.53    59,445,049    $56.69
-------------------------------------------------------------------------------
GMSSOP $1-2/3 Par Value Common
     $40.05        5,609,069      8.1         $40.05            -       $-
      46.59        2,236,818      3.0         $46.59    2,236,818     $46.59
      50.46        4,908,553      7.0         $50.46    4,908,553     $50.46
      52.35        3,808,686      6.0         $52.35    3,808,686     $52.35
      53.92        3,314,254      9.1         $53.92            -       $-
      71.53        3,728,496      4.0         $71.53    3,728,496     $71.53
      75.50        3,984,750      5.0         $75.50    3,984,750     $75.50
-------------------------------------------------------------------------------
$40.05 to $75.50  27,590,626      6.3         $55.17    18,667,303    $59.94
-------------------------------------------------------------------------------

NOTE 23.  Other Income

   Other income (included in total net sales and revenues) consisted of the following (dollars in millions):

                                            Years Ended December 31,
                                           --------------------------
                                              2004    2003     2002
                                              ----    ----     ----
Automotive and Other Operations
  Interest income                            $816   $1,389     $905
  Rental car lease revenue                  2,112    1,460    1,214
  Claims, commissions, and grants           1,097      916      846
  Gain on sale of GM Defense                    -      814        -
  Other                                       792      400      239
                                            -----    -----    -----
   Total other income                      $4,817   $4,979   $3,204
                                            =====    =====    =====

                                            Years Ended December 31,
                                           --------------------------
                                              2004    2003     2002
                                              ----    ----     ----
Financing and Insurance Operations
  Interest income                            $807     $684     $417
  Insurance premiums                        3,528    3,178    2,678
  Mortgage banking revenue                  2,969    4,204    3,417
  Automotive securitization income            753      760    1,028
  Other                                     3,280    2,303    2,448
                                           ------   ------    -----
   Total other income                     $11,337  $11,129   $9,988
                                           ======   ======    =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24: Segment Reporting

   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM's chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
   GM's reportable operating segments within its Auto & Other business consist of General Motors Automotive (GMA) (which is comprised of four regions: GMNA, GME, GMLAAM, GMAP), and Other. GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER. GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. The Other segment includes the design, manufacturing, and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM's reportable operating segments within its FIO business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial and vehicle insurance, and asset-based lending. The Financing and Insurance Operations' Other segment includes financing entities that are not consolidated by GMAC.
   The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. GM evaluates performance based on stand-alone operating segment net income and generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. Revenues are attributed to geographic areas based on the location of the assets producing the revenues.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24.  Segment Reporting (continued)


                                                                                      Auto &               Other     Total
                                   GMNA     GME    GMLAAM   GMAP     GMA     Other    Other         GMAC  Financing  Financing
                                   ----     ---    ------   ----     ---      ----    -----         ----  ---------  ---------
2004                                                             (dollars in millions)
Manufactured products sales and revenues:
  External customers            $112,881  $29,126  $8,045  $5,775  $155,827     $901  $156,728        $ -      $ -       $ -
  Intersegment                    (2,602)   1,030     673     903         4       (4)        -          -        -         -
                                --------   ------  ------  ------   -------      ---   -------         --       --        --
   Total manufactured products   110,279   30,156   8,718   6,678   155,831      897   156,728          -        -         -
Financing revenue                      -        -       -       -         -        -         -     20,331      304    20,635
Other income                       4,266      664      74     300     5,304     (487)    4,817     10,857      480    11,337
                                 -------   ------   -----   -----   -------      ---   -------     ------      ---    ------
Total net sales and revenues    $114,545  $30,820  $8,792  $6,978  $161,135     $410  $161,545    $31,188     $784   $31,972
                                 =======   ======   =====   =====   =======      ===   =======     ======      ===    ======
Depreciation and amortization     $6,381   $1,779    $195    $235    $8,590      $39    $8,629     $5,299     $224    $5,523
Interest income (a)               $1,026     $392     $20     $13    $1,451    $(635)     $816     $1,117    $(310)     $807
Interest expense                  $2,729     $403     $74     $21    $3,227    $(747)   $2,480     $9,535     $(35)   $9,500
Income tax expense (benefit)       $(559)   $(655)    $31    $(11)  $(1,194) $(1,131)  $(2,325)    $1,434     $(20)   $1,414
Earnings (losses) of
  nonconsolidated associates         $40     $102     $(3)   $666      $805     $(16)     $789        $(6)     $ -       $(6)
Net income (loss) from
  continuing operations           $1,583    $(976)    $85    $729    $1,421  $(1,510)     $(89)    $2,913     $(19)   $2,894
Investments in nonconsolidated
  affiliates                        $482   $1,476    $276  $4,541    $6,775       $1    $6,776       $179    $(179)      $ -
Segment assets                  $126,849  $26,485  $4,193  $4,970  $162,497  $(3,194) $159,303   $324,139  $(1,413) $322,726
Expenditures for property         $5,163   $1,331    $158    $496    $7,148     $136    $7,284       $470      $(1)     $469

2003
Manufactured products sales and revenues:
  External customers            $114,756  $25,960  $4,755  $4,578  $150,049     $803  $150,852        $ -      $ -       $ -
  Intersegment                    (2,044)     946     555     543         -        -         -          -        -         -
                                 -------   ------   -----   -----   -------      ---   -------         --       --        --
   Total manufactured products   112,712   26,906   5,310   5,121   150,049      803   150,852          -        -         -
Financing revenue                      -        -       -       -         -        -         -     18,247      630    18,877
Other income                       3,598      572      77     217     4,464      515     4,979     11,101       28    11,129
                                 -------   ------   -----   -----   -------    -----   -------     ------      ---    ------
Total net sales and revenues    $116,310  $27,478  $5,387  $5,338  $154,513   $1,318  $155,831    $29,348     $658   $30,006
                                 =======   ======   =====   =====   =======    =====   =======     ======      ===    ======
Depreciation and amortization     $6,199   $1,211    $248    $233    $7,891      $55    $7,946     $5,279     $288    $5,567
Interest income (a)               $1,445     $375     $36      $4    $1,860    $(471)   $1,389       $937    $(253)     $684
Interest expense                  $1,762     $343    $119     $11    $2,235    $(455)   $1,780     $7,564     $120    $7,684
Income tax expense (benefit)        $171    $(303)  $(149)    $44     $(237)   $(632)    $(869)    $1,591       $9    $1,600
Earnings (losses) of
  nonconsolidated associates        $113     $102      $7    $560      $782     $(48)     $734        $(3)     $(4)      $(7)
Net income (loss) from
  continuing operations             $811    $(504)  $(331)   $577      $553    $(518)      $35     $2,793      $34    $2,827
Investments in nonconsolidated
  affiliates                        $462   $1,139    $431  $3,944    $5,976      $56    $6,032        $50     $(50)        -
Segment assets                  $130,279  $23,835  $3,039  $3,349  $160,502   $1,283  $161,785   $288,163      $51  $288,214
Expenditures for property         $4,650   $1,202    $110    $576    $6,538      $78    $6,616       $473       $2      $475




See notes on next page

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24.  Segment Reporting (continued)

                                                                                      Auto &               Other     Total
                                   GMNA     GME    GMLAAM   GMAP     GMA     Other    Other         GMAC  Financing  Financing
                                   ----     ---    ------   ----     ---      ----    -----         ----  ---------  ---------
2004                                                             (dollars in millions)
Manufactured products sales and revenues:
    External customers          $115,041  $22,409  $4,698  $3,663  $145,811   $1,253  $147,064        $ -      $ -       $ -
    Intersegment                  (2,038)   1,057     327     654         -      (18)      (18)         -        -         -
                                 -------   ------   -----   -----   -------    -----   -------        ---      ---       ---
   Total manufactured products   113,003   23,466   5,025   4,317   145,811    1,235   147,046          -        -         -
Financing revenue                      -        -       -       -         -        -         -     16,880      749    17,629
Other income                       2,806      446      85     207     3,544     (340)    3,204     10,003      (15)    9,988
                                 -------   ------   -----   -----   -------    -----   -------     ------      ---     -----
Total net sales and revenues    $115,809  $23,912  $5,110  $4,524  $149,355     $895  $150,250    $26,883     $734   $27,617
                                 =======   ======   =====   =====   =======      ===   =======     ======      ===    ======
Depreciation and amortization     $4,853   $1,080    $178    $143    $6,254      $70    $6,324     $4,840     $405    $5,245
Interest income (a)               $1,003     $316     $24     $12    $1,355    $(450)     $905       $687    $(270)     $417
Interest expense                    $738     $304    $145      $8    $1,195    $(716)     $479     $6,834     $190    $7,024
Income tax expense (benefit)      $1,213    $(436)   $(76)    $55      $756  $(1,134)    $(378)    $1,071     $(49)   $1,022
Earnings (losses) of
  nonconsolidated associates         $46      $76     $(3)   $231      $350      $11      $361        $(1)     $(7)      $(8)
Net income (loss) from
  continuing operations           $2,992  $(1,011)  $(181)   $188    $1,988  $(1,895)      $93     $1,870      $12    $1,882
Investments in nonconsolidated
  affiliates                        $534     $890    $397  $3,233    $5,054      $43    $5,097       $237    $(237)      $ -
Segment assets                  $105,382  $20,344  $3,035  $1,689  $130,450  $(7,129) $141,974   $227,728     $440  $228,168
                                                                                  (b)
Expenditures for property         $4,448   $1,448    $200    $263    $6,359      $55    $6,414       $451       $6      $457



(a) Interest income is included in net sales and revenues from external customers.
(b) Includes assets of discontinued operations of $18,653 at December 31, 2002.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NOTE 24.  Segment Reporting (concluded)

   Information concerning principal geographic areas was as follows (dollars in millions):

                              2004                2003              2002
                       ------------------------------------------------------
                      Net Sales  Long     Net Sales  Long     Net Sales Long
                         &       Lived       &       Lived      &       Lived
                      Revenues  Assets (1)Revenues  Assets(1) Revenue  Assets(1)
                      --------- --------- --------  --------- -------- -------
North America
  United States        $134,380  $46,712   $133,955   $47,354  $130,552 $45,964
  Canada and Mexico      15,484   10,443     14,667     8,530    15,049   6,897
                         ------   ------   --------   ------- --------  ------
   Total North America  149,864   57,155    148,622    55,884   145,601  52,861
Europe
  France                  2,669      262      2,429       216     2,073     183
  Germany                 6,710    4,479      5,945     3,996     5,363   3,244
  Spain                   2,661    1,181      2,143     1,256     1,721   1,076
  United Kingdom          7,563    2,273      6,480     2,244     5,513   2,096
  Other                  13,622    3,805     12,356     3,537    10,450   2,953
                         ------    -----    -------    ------    ------   -----
   Total Europe          33,225   12,000     29,353    11,249    25,120   9,552
Latin America
  Brazil                  2,987      609      2,328       584     2,487     619
  Other Latin America     2,611      180      1,685       186     2,287     185
                          -----      ---      -----       ---     -----     ---
   Total Latin America    5,598      789      4,013       770     4,774     804
All Other                 4,830    3,290      3,849     2,820     2,372   2,404
                         ------   ------    -------    ------   -------  ------
   Total               $193,517  $73,234   $185,837   $70,723  $177,867 $65,621
                        =======   ======    =======    ======   =======  ======

(1) Consists of property (Note 11), equipment on operating leases (Note 9), net of accumulated depreciation.

NOTE 25. Subsequent Events

   On February 3, 2005 GM completed the purchase of 16.6 million newly-issued shares of common stock in GM-DAT for approximately $49 million. This increased GM's ownership in GM-DAT to 48.2% from 44.6%. No other shareholders in GM-DAT participated in the issue.
   On February 13, 2005 GM and Fiat reached a settlement agreement whereby GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how. The settlement agreement results in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share). Since the underlying events and disputes giving rise to GM's and Fiat's agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004,
GM recognized this charge in the fourth quarter of 2004. This charge was recorded in cost of sales and other expenses in Other
Operations.
   In addition, the settlement agreement includes, among other things, the following actions or provisions:
o The Fiat-GM Powertrain (FGP) joint venture company will be dissolved and GM will regain complete ownership of all GM assets originally contributed. During a transition period, FGP will continue to supply both companies so that their respective operations will not be disrupted.
o GM will retain co-ownership with Fiat of the key powertrain intellectual property, including SDE and JTD diesel engines and the M20-32 six-speed manual transmission;
o GM will hold a 50% interest in a joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine;
o The companies will continue to supply each other with powertrains under long term contracts which provide considerable ongoing savings;
o GM and Fiat will also continue to work together to develop certain car programs;
o Fiat will participate in GM's purchasing alliance program; GM and Fiat have exchanged broad releases of all claims and liabilities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded

NOTE 25.  Subsequent Events (concluded)

   GM announced on March 1, 2005 that it would permanently lay off approximately 3,000 employees at GM's assembly plant in Lansing, Michigan. The products built there (Chevrolet Classic and Pontiac Grand Am) have reached the end of their lifecycles and market demand for these products has declined over time and does not support continuing production of these vehicles. Therefore, both products are being discontinued and production at the plant is being discontinued overall. GM expects the lay-offs to occur during the second quarter of 2005. GM will recognize a pre-tax charge of approximately $121 million ($79 million after tax) for the write-down to fair market value of various plant assets in the first quarter of 2005. Continued payment of compensation and other benefits to laid-off employees is estimated to be $20 million per month, which is expected to decline as employees are redeployed, retire, or otherwise terminate their employment.



                                        GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                 SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited)
                                                                           2004 Quarters (1)
                                          --------------------------------------------------------------------------------------
                                                     1st                     2nd                 3rd                 4th (2)
                                                    ----                    ----                 ---                 ----
                                              As                     As                    As                     As
                                           previously             previously            previously            previously
                                           reported    Restated   reported    Restated  reported    Restated  reported    Restated
                                          ------------ -------- ------------- -------- ------------ -------- ------------ --------
                                                               (dollars in millions except per share amounts)

Total net sales and revenues               $47,852    $47,862     $49,279    $49,293    $44,977     $44,934    $51,344    $51,428

Income (losses) from continuing
  operations before income taxes
  and minority interests                    $1,301     $1,264      $1,457     $1,466       $338        $175      $(527)   $(1,713)
Income tax expense (benefit)                   273        308         306        302         71          10     (1,070)    (1,531)
Minority interests                             (23)       (23)        (23)       (23)       (12)        (12)       (23)       (23)
Earnings of nonconsolidated associates         275        275         213        236        185         162        110        110
                                             -----      -----       -----      -----        ---         ---        ---        ---
  Net income                                $1,280     $1,208      $1,341     $1,377       $440        $315       $630       $(95)
                                             =====      =====       =====      =====        ===         ===        ===        ===

Basic earnings (losses)
  per share attributable
  to $1-2/3 par value                        $2.27      $2.14       $2.37      $2.44      $0.78       $0.56      $1.12     $(0.17)
                                              ====       ====        ====       ====       ====        ====       ====       ====

Average number of shares of common stock
  outstanding - basic (in millions)
   $1-2/3 par value                            564        564         565        565        565         565        565        565

Earnings (loss) per share attributable to
  common stock assuming dilution
   $1-2/3 par value                          $2.25      $2.12       $2.36      $2.42      $0.78       $0.56      $1.11     $(0.17)
                                              ====       ====        ====       ====       ====        ====       ====       ====

Average number of shares of common stock
  outstanding - diluted (in millions)
   $1-2/3 par value                            569        569         568        568        567         567        566        566

Net income by reportable operating segment /
  region
Automotive and Other Operations
  GMNA                                        $451       $401        $328       $355       $(22)       $(88)      $878       $915
  GME                                         (116)      (116)        (45)       (45)      (236)       (236)      (579)      (579)
  GMLAAM                                         1          1          10         10         27          27         47         47
  GMAP                                         275        275         236        259        101          78        117        117
  Other Operations                            (117)      (117)        (34)       (34)       (83)        (83)      (442)    (1,276)
                                              ----      -----        ----       ----        ---         ---        ---      -----
Net income (loss) - Automotive and Other
  Operations                                   494        444         495        545       (213)       (302)        21       (776)
Financing and Insurance Operations
  Net income - Financing and Insurance         786        764         846        832        653         617        609        681
                                             -----      -----       -----        ---        ---         ---        ---        ---
Operations
Net income                                  $1,280     $1,208      $1,341     $1,377       $440        $315       $630       $(95)
                                             =====      =====       =====      =====        ===         ===        ===       ====

                                                                           II-75

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) (continued)

(1) Out-of-period adjustments
       GM is making certain adjustments to restate previously reported financial results for the first three quarters of 2004 and revise previously announced fourth quarter 2004 results that do not affect GM's 2004 total annual results, cash flows or year-end 2004 financial position. None of the adjustments that gave rise to the restatements were individually material to the Corporation's 2004 quarterly and annual consolidated financial statements.
       The quarterly restatements were initiated by the identification of certain out-of-period adjustments in the fourth quarter of 2004 by internal controls that had been put in place in connection with GM's Sarbanes-Oxley Section 404 program at GMAC's residential mortgage businesses. The majority of these amounts resulted from items detected and recorded in the fourth quarter of 2004 that relate to prior 2004 quarters. The most significant of these adjustments relate to: (1) the estimation of fair values of certain interests in securitized assets, (2) the accounting for deferred income taxes related to certain secured financing transactions; and (3) the income statement effects of consolidating certain mortgage transfers previously recognized as sales.
       Upon identification of these out-of-period adjustments, GM analyzed their effect, together with the effect of out-of-period adjustments related to Auto & Other that had been previously considered immaterial to GM on a consolidated basis, and concluded that, in the aggregate, they were significant enough to warrant restatement of GM's 2004 quarterly results. The most significant of the Auto & Other out-of-period adjustments relates to GM's accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was initially reported in the first quarter of 2004 pursuant to FASB Staff Position (FSP) No. FAS 106-1. FSP 106-1 permitted companies to recognize the effect of the Act beginning with its enactment date (December 8, 2003), or defer recognition until the issuance of final rules by the FASB. In the second quarter of 2004, FSP 106-2 was issued which clarified how to account for the effect of the Act under circumstances where a company's OPEB plan has a plan year-end that is different from the company's fiscal year-end. This second quarter clarification provided guidance on the accounting for the effect of the Act in a manner different than GM had previously applied.

    Fiat settlement
       On February 13, 2005 GM and Fiat reached a settlement agreement. The settlement agreement results in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share). Since the underlying events and disputes giving rise to GM's and Fiat's agreement existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004, recording it in cost of sales and other expenses in Other Operations. See Note 25 to the Consolidated Financial Statements.

       As a result of these adjustments, quarterly net income increased (decreased) as follows (dollars in millions):

                     Effect on previously reported / announced net income (a)
                                        2004 Quarters             2004
                      ----------------------------------------  Calendar
                                     1st    2nd    3rd    4th     Year

       Out-of-period adjustments    $(72)   $36  $(125)   $161       $-
       Fiat settlement                 -      -      -    (886)    (886)
                                      ---   ---    ---     ---      ---
       Total increase (decrease) to
       net income                   $(72)   $36  $(125)  $(725)   $(886)
                                      ==     ==    ===     ===      ===

       (a) As previously reported in Forms 10-Q for the 1st, 2nd, and 3rd quarters; as previously announced and furnished on Form 8-K for the 4th quarter.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) (continued)

(2) Fourth quarter 2004 results include the following:
    o An after-tax gain of $118 million resulting from the contribution of 11 million shares of XM Satellite Radio Holdings Inc. Class A common, stock valued at $432 million to GM's Voluntary Employees' Beneficiary Association (VEBA);
    o A $78 million after-tax charge related primarily to previously announced facilities rationalization actions at GM's Baltimore, MD and Linden, NJ plants;
    o A $383 million after-tax charge related to the results of GM's annual review of the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives;
    o A $136 million after-tax charge related to the write-off of GM's remaining investment balance in Fiat Auto Holdings, B.V. and reflects completion of an impairment study relating to the carrying value of that investment; and
    o A $540 million after-tax favorable adjustment for various adjustments resulting from changes in tax laws both in the U.S. and overseas and capital loss carryforwards.
    o An after-tax charge of $886 million related to the February 13, 2005 GM and Fiat agreement under which GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to settle various disputes and terminate the Master Agreement (including the Put Option) entered into in March 2000, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) (continued) (1)

                                                         2003 Quarters
                                             1st (2)      2nd        3rd     4th (3)
                                             ---          ----       ---     ----
                                         (dollars in millions except per share amounts)

Total net sales and revenues               $47,199    $46,098    $43,701  $48,839

Income (losses) from continuing
  operations before income taxes and
  minority interests                        $2,198       $931       $387    $(536)
Income tax expense (benefit)                   682        244        134     (329)
Minority interests                             (20)       (11)        19     (103)
Earnings of nonconsolidated associates          41        203        176      308
                                            ------        ---        ---   ------
Income (losses) from continuing operations   1,537        879        448       (2)
Income (losses) from discontinued operations   (54)        22        (23)    (164)
Gain from sale of discontinued operations        -          -          -    1,179
                                            ------      -----      -----    -----
  Net income                                $1,483       $901       $425   $1,013
                                             =====        ===        ===    =====

Earnings (losses) attributable to $1-2/3
  par value
  Continuing operations                     $1,537       $879       $448      $(2)
  Discontinued operations                      (16)         5         (5)   1,218
                                            ------       ----       ----    -----
   Earnings attributable to $1-2/3 par value$1,521       $884       $443   $1,216
                                             =====        ===        ===    =====
Earnings (losses) from discontinued
  operations attributable to Class H          $(38)       $17       $(18)   $(203)

Basic earnings (losses) per share
  attributable to common stocks
$1-2/3 par value
  Continuing operations                      $2.74      $1.57      $0.80       $-
  Discontinued operations                    (0.03)      0.01      (0.01)    2.17
                                              ----       ----       ----     ----
Earnings per share attributable to $1-2/3
par value                                    $2.71      $1.58      $0.79    $2.17
                                              ====       ====       ====     ====
Earnings (losses) per share from
  discontinued operations
  attributable to Class H                   $(0.04)     $0.02     $(0.02)  $(0.18)

Average number of shares of common
  stocks  outstanding - basic (in millions)
   $1-2/3 par value                            561        561        561      561
   Class H                                     990      1,108      1,108    1,109

Earnings (loss) per share attributable to
  common stocks assuming dilution
$1-2/3 par value
  Continuing operations                      $2.74      $1.57      $0.80       $-
  Discontinued operations                    (0.03)      0.01      (0.01)    2.13
                                              ----       ----       ----     ----
Earnings per share attributable to $1-2/3
  par value                                  $2.71      $1.58      $0.79    $2.13
                                              ====       ====       ====     ====
Earnings (losses) per share from
discontinued operations
  attributable to Class H                   $(0.04)     $0.02     $(0.02)  $(0.18)

Average number of shares of common
  stocks outstanding - diluted (in millions)
   $1-2/3 par value                            561        561        561      571
   Class H                                     990      1,111      1,108    1,109


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                            SUPPLEMENTARY INFORMATION

Selected Quarterly Data (Unaudited) (concluded)

----------------------
(1) Previously reported quarters have been restated to reflect the results of Hughes as discontinued operations.
(2) First quarter 2003 results include a $505 million after-tax gain from the sale of GM's light armored vehicle business (GM Defense) to General Dynamics Corporation. Net proceeds were approximately $1.1 billion.
(3) Fourth quarter 2003 results include the following:
      - A $725 million after-tax charge for lump-sum payments and vehicle discount vouchers for retirees as provided by the October 2003 contract with the United Auto Workers;
      - A $103 million after-tax favorable adjustment related primarily to previously established reserves for idled workers at the Janesville, Wisconsin plant; and
      - A $218 million after-tax charge for an initiative implemented to improve competitiveness of GM's automotive operations in Europe.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9. Changes in and disagreements with accountants on accounting and financial disclosure

   None

                                  * * * * * * *

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.
   As discussed in Selected Quarterly Data, GM is making certain adjustments to restate previously reported 2004 quarterly financial results that do not affect GM's 2004 total annual results, cash flows or year-end 2004 financial position. None of the adjustments that gave rise to the restatements were individually material to the Corporation's consolidated financial statements. The majority of amounts relate to items detected and recorded in the fourth quarter of 2004 that relate to prior quarters and, when adjusted and combined with other adjustments previously considered immaterial to GM on a consolidated basis, became significant enough to warrant restatement of quarterly results.
   In order to analyze the internal control considerations associated with the adjustments underlying the restatements, GM management evaluated (1) each adjustment as to whether it was caused by an internal control deficiency and (2) the effectiveness of actions that had been taken to remediate identified internal control deficiencies. Certain of the adjustments were identified in the fourth quarter of 2004 by internal controls that had been put in place in connection with GM's Sarbanes-Oxley Section 404 program at GMAC's residential mortgage businesses, while certain others were not related to deficiencies in GM's internal controls. Accordingly, GM management, including the CEO and CFO, have concluded that the restatement of quarterly results was not the result of a material weakness in internal controls that existed as of December 31, 2004.
   GM's CEO and CFO, after evaluating the effectiveness of GM's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that GM's disclosure controls and procedures were effective.
   There were no changes in the Corporation's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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


                                  * * * * * * *


ITEMS 10, 11, 12, 13, and 14

   Information required by Part III (Items 10, 11, 12, 13, and 14) of this Form 10-K is incorporated by reference from General Motors Corporation's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K, except that the information required by Item 10 with respect to executive officers of the Registrant is included in Item 4A of Part I of this report.


                                  * * * * * * *





































                                      III-1

                                     PART IV

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.  Exhibits and Financial Statement Schedule                    Page
                                                                      Number
                                                                      ------
(a)  1. All Financial Statements and Supplemental Information      See Part II
     2. Financial Statement Schedule II - Allowances for the
        Years Ended December 31, 2004, 2003, and 2002                  IV-3
     3. Exhibits (Including Those Incorporated by Reference)

(b)  Exhibits
(3)(i)   Restated Certificate of Incorporation filed March 1, 2004     N/A
(3)(ii)  Bylaws, of General Motors Corporation, as amended,
          February 29, 2004                                            N/A
(4)(a)   Form of Indenture relating to the $500,000,000 8-1/8%
          Debentures Due April 15, 2016 dated as of April 1, 1986
          between General Motors Corporation and Citibank, N.A.,
          Trustee, incorporated by reference to Exhibit 4 to
          Amendment No. 1 to Form S-3 Registration Statement
          No. 33-4452  and resolutions adopted by the Special
          Committee on April 15, 1986, incorporated by
          reference to Exhibit 4(a) to the Current Report on Form
          8-K of General Motors Corporation dated April 24, 1986.      N/A
(4)(c)   Form of Indenture relating to the $377,377,000 7.75%
          Debentures Due March 15, 2036 dated as of December 7,
          1995 between General Motors Corporation and Citibank, N.A., Trustee, filed as Exhibit 4(a) to Amendment No. 1 to Form
          S-3 Registration Statement No. 33-64229.                     N/A
(4)(d)   Instruments defining the rights of holders of nonregistered debt of the Registrant have been omitted from this exhibit index because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its subsidiaries.  The Registrant
          agrees to furnish a copy of any such instrument to the
          Commission upon request.                                     N/A
(4)(f)(i)Indenture between General Motors Corporation and Wilmington
          Trust Company, incorporated by reference to Exhibit 4(d)(i)
          to the Current Report on Form 8-K of General Motors
          Corporation dated July 1, 1997.                              N/A
(4)(f)(ii)First Supplemental Indenture, dated March 4, 2002, between
          General Motors Corporation and Citibank, N.A. With Respect
          To The 4.50% Series A Convertible Senior Debentures due 2032
          and 5.25% Series B Convertible Senior Debentures due
          2032, incorporated by reference to Exhibit 2 to the
          Current Report on Form 8-K of General Motors Corporation
          dated March 6,  2002.                                        N/A
(10)     Copy of Agreement dated as of October 22, 2001 between
          General Motors and General Motors Acceptance Corporation     IV-5
(10)(a)**General Motors 2002 Annual Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
          Motors Corporation dated April 18, 2002.                     N/A
(10)(b)**General Motors 2002 Stock Incentive Plan, incorporated by reference to ExhibitA to the Proxy Statement of General
          Motors Corporation dated April 18, 2002.                     N/A
(10)(c)**General Motors 2002 Long-term Incentive Plan, incorporated by reference to Exhibit A to the Proxy Statement of General
          MotorsCorporation dated April 18, 2002.                      N/A
(10)(d)**Compensation Plan for Nonemployee Directors, incorporated by reference to Exhibit A to the Proxy Statement of General
          Motors Corporation N/A dated April 16, 1997.                 N/A
(10)(f)  Employment Contract with Robert A. Lutz dated September 1,
          2001, incorporated by reference.                             N/A
(10)(g)  Extension to Employment Contract with Robert A. Lutz dated
          December 20, 2002.                                           N/A
(12)     Computation of Ratios of Earnings to Fixed Charges for
          the Years Ended December 31, 2004, 2003, and 2002.           IV-8
(21)     Subsidiaries of the Registrant as of December 31, 2004        IV-9
(23)     Consent of Independent Auditors                               IV-15
(31.1)   Section 302 Certification of the Chief Executive Officer      IV-16
(31.2)   Section 302 Certification of the Chief Financial Officer      IV-17
(32.1)   Certification of the Chief Executive Officer Pursuant to 18
          U.S.C.Section 1350, As Adopted Pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002                                   IV-18
(32.2)   Certification of the Chief Financial Officer Pursuant to 18
          U.S.C. Section 1350, As Adopted Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002                               IV-19

* The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request.
**       Required to be filed as an exhibit pursuant to Item 15 of Form 10-K.


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES
                            SCHEDULE II - ALLOWANCES

                                                                    Additions    Additions
                                                     Balance at    charged to    charged to
                                                      beginning     costs and      other                Balance at
                                                       of year      expenses      accounts  Deductions  end of year
                                                       -------      --------      --------  ----------  -----------
Description                                                               (dollars in millions)
-----------

For the Year Ended December 31, 2004
Allowances Deducted from Assets
  Allowance for credit losses                          $3,042        $1,944            $-    $1,567(b)    $3,419
  Accounts and notes receivable (for doubtful                                           5(a)     26(b)
   receivables)                                           212           112                                  303
  Inventories (principally for obsolescence of
   service parts)                                         393             -             -        55(c)       338
  Other investments and miscellaneous assets
   (receivables and other)                                 84             -             -        74           10
  Miscellaneous allowances (mortgage and other)           193            28           163       223          161
                                                       ------        ------          ----     -----       ------
     Total Allowances Deducted from Assets             $3,924        $2,084          $168    $1,945       $4,231
                                                        =====         =====           ===     =====        =====

For the Year Ended December 31, 2003
Allowances Deducted from Assets
  Allowance for credit losses                          $2,991        $1,721            $-    $1,670(b)    $3,042
  Accounts and notes receivable (for doubtful
   receivables)                                           166            63            15(a)     32(b)       212
  Inventories (principally for obsolescence of
   service parts)                                         255           138(c)          -         -          393
  Other investments and miscellaneous assets
   (receivables and other)                                 26             -            58         -           84
  Miscellaneous allowances (mortgage and other)           153            78            15        53          193
                                                       ------         -----            --     -----        -----
     Total Allowances Deducted from Assets             $3,591        $2,000           $88    $1,755       $3,924
                                                        =====         =====            ==     =====        =====

For the Year Ended December 31, 2002
Allowances Deducted from Assets
  Allowance for credit losses                          $2,045        $2,153            $-    $1,207(b)    $2,991
  Accounts and notes receivable (for doubtful
   receivables)                                           159            57             -        50(b)       166
  Inventories (principally for obsolescence of
   service parts)                                         220            35(c)          -         -          255
  Other investments and miscellaneous assets
   (receivables and other)                                  8             -            18         -           26
  Miscellaneous allowances (mortgage and other)           133            77            12        69          153
                                                       ------        ------            --    ------       ------
     Total Allowances Deducted from Assets             $2,565        $2,322           $30    $1,326       $3,591
                                                        =====         =====            ==     =====        =====

------------------------
Notes:  (a)  Primarily reflects the recovery of accounts previously written-off.
        (b)  Accounts written off.
        (c)  Represents net change of inventory allowances.


Reference should be made to the notes to the GM consolidated financial statements.
                                      IV-2

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

Date:  March 16, 2005                By:  /s/G. RICHARD WAGONER, JR.
                                     ---  --------------------------
                                          G. Richard Wagoner, Jr.
                                          Chairman and Chief Executive Offier


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 16th day of March 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

    Signature                                     Title
    --------                                     --------

/s/G. RICHARD WAGONER, JR. Chairman and Chief Executive Officer (G. Richard Wagoner, Jr.)

/s/JOHN M. DEVINE                         Vice Chairman and
-----------------                         Chief Financial Officer
(John M. Devine)

/s/WALTER G. BORST                        Treasurer
------------------
(Walter G. Borst)

/s/PAUL W. SCHMIDT                        Controller
------------------
(Paul W. Schmidt)

/s/PETER R. BIBLE                         Chief Accounting Officer
-----------------
(Peter R. Bible)

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                             SIGNATURES - concluded

Signature                                 Title
--------                                  -------


/s/PERCY BARNEVIK                         Director
-----------------
(Percy Barnevik)


/s/JOHN H. BRYAN                          Director
----------------
(John H. Bryan)


/s/ARMANDO M. CODINA                      Director
--------------------
(Armando Codina)


/s/GEORGE M.C. FISHER                     Director
---------------------
(George M.C. Fisher)


/s/KAREN KATEN                            Director
-------------
(Karen Katen)


/s/KENT KRESA                             Director
-------------
(Kent Kresa)


/s/ELLEN J. KULLMAN                       Director
-------------------
(Ellen J. Kullman)


/s/ALAN G. LAFLEY                         Director
-----------------
(Alan G. Lafley)


/s/PHILIP A. LASKAWY                      Director
--------------------
(Philip A. Laskawy)


/s/E. STANLEY O'NEAL                      Director
--------------------
(E. Stanley O'Neal)


/s/ECKHARD PFEIFFER                       Director
-------------------
(Eckhard Pfeiffer)