Form 10-Q
period 2005-03-31
GENERAL MOTORS CORP
filed 2005-05-10
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2005


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X  No    .
                         ---   ---

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes X  No   .
                                            ---   ---

     As of April 30, 2005, there were outstanding 565,476,036 shares of the issuer's $1-2/3 par value common stock.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                     Page No.
                                                                     --------
Part I - Financial Information

     Item 1.    Financial Statements (Unaudited)

                Consolidated Statements of Income for the Three Months
                  Ended March 31, 2005 and 2004 (as restated)              3

                Supplemental Information to the Consolidated Statements
                  of Income for the Three Months Ended March 31,
                  2005 and 2004 (as restated)                              4

                Consolidated Balance Sheets as of March 31, 2005,
                  December 31, 2004, and March 31, 2004 (as restated)      5

                Supplemental Information to the Consolidated Balance
                  Sheets as of March 31, 2005, December 31, 2004,
                  and March 31, 2004 (as restated)                         6

                Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 2005 and 2004
                  (as restated)                                            7

                Supplemental Information to the Condensed Consolidated
                  Statements of Cash Flows for the Three Months Ended
                  March 31, 2005 and 2004 (as restated)                    8

                Notes to Consolidated Financial Statements                 9

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and  Results of Operations                    19

     Item 3.    Quantitative and Qualitative Disclosures About Market
                  Risk                                                    31

     Item 4.    Controls and Procedures                                   32

Part II - Other Information

     Item 1.    Legal Proceedings                                         32

     Item 2(c). Purchases of equity securities                            33

     Item 5.    Other Information                                         33

     Item 6.    Exhibits                                                  33

Signatures                                                                34

Certifications

Exhibit 31.1    Section 302 Certification of the Chief Executive Officer  35
Exhibit 31.2    Section 302 Certification of the Chief Financial Officer  36
Exhibit 32.1    Certification of the Chief Executive Officer Pursuant
                  to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002           37
Exhibit 32.2    Certification of the Chief Financial Officer Pursuant
                  to 18 U.S.C. Section 1350, As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002           38

                                     PART I


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                                   (As restated
                                                                    See Note 1)
                                                             2005       2004
                                                            ------     ------
                                                          (dollars in millions
                                                      except per share amounts)

Total net sales and revenues                                $45,773    $47,830
                                                             ------     ------
Cost of sales and other expenses                             39,313     38,773
Selling, general, and administrative expenses                 4,889      5,009
Interest expense                                              3,679      2,784
                                                             ------     ------
  Total costs and expenses                                   47,881     46,566
                                                             ------     ------
Income (loss) before income taxes, equity income
  and minority interests                                     (2,108)     1,264
Income tax expense (benefit)                                   (935)       308
Equity income (loss) and minority interests                      69        252
                                                              -----      -----
  Net income (loss)                                         $(1,104)    $1,208
                                                              =====      =====

Basic earnings (loss) per share attributable to
  common stock (Note 8)                                      $(1.95)     $2.14
                                                               ====       ====

Earnings (loss) per share attributable to common stock
  assuming dilution (Note 8)                                 $(1.95)     $2.12
                                                               ====       ====



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended
                                                              March 31,
                                                         --------------------
                                                                   (As restated
                                                                    See Note 1)
                                                             2005       2004
                                                            ------     ------
                                                          (dollars in millions

AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues                                $37,303    $40,137
                                                             ------     ------
Cost of sales and other expenses                             36,906     36,431
Selling, general, and administrative expenses                 2,837      3,023
                                                             ------     ------
  Total costs and expenses                                   39,743     39,454
                                                             ------     ------
Interest expense                                                685        562
Net expense from transactions with
  Financing and Insurance Operations                             87         68
                                                             ------         --
Income (loss) before income taxes, equity income, and
  minority interests                                         (3,212)        53
Income tax (benefit)                                         (1,307)      (137)
Equity income (loss) and minority interests                      72        254
                                                              -----        ---
  Net income (loss) - Automotive and Other Operations       $(1,833)      $444
                                                              =====        ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                                               $8,470     $7,693
                                                              -----      -----
Interest expense                                              2,994      2,222
Depreciation and amortization expense                         1,398      1,330
Operating and other expenses                                  2,143      1,919
Provisions for financing and insurance losses                   918      1,079
                                                             ------      -----
  Total costs and expenses                                    7,453      6,550
Net income from transactions with Automotive
  and Other Operations                                          (87)       (68)
                                                              -----      -----
Income before income taxes, equity income,
  and minority interests                                      1,104      1,211

Income tax expense                                              372        445
Equity income (loss) and minority interests                      (3)        (2)
                                                                ---        ---
  Net income - Financing and Insurance Operations              $729       $764
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   (As restated
                                                                     See Note 1)
                                                Mar. 31,               Mar. 31,
                                                  2005      Dec. 31,     2004
                                              (Unaudited)     2004   (Unaudited)
                                              ----------    ------   ----------
                     ASSETS                         (dollars in millions)

Cash and cash equivalents                         $26,389   $35,993    $28,535
Marketable securities                              26,256    21,737     21,036
                                                   ------    ------     ------
  Total cash and marketable securities             52,645    57,730     49,571
Finance receivables - net                         190,646   199,600    186,550
Loans held for sale                                22,569    19,934     18,285
Accounts and notes receivable (less allowances)    18,001    21,236     19,515
Inventories (less allowances) (Note 2)             13,189    12,247     12,320
Deferred income taxes                              26,615    26,241     27,357
Net equipment on operating leases - (less
  accumulated depreciation)                        34,371    34,214     31,637
Equity in net assets of nonconsolidated
  affiliates                                        6,500     6,776      6,054
Property - net                                     38,106    39,020     37,664
Intangible assets - net (Note 3)                    4,864     4,925      4,727
Other assets                                       60,264    57,680     60,547
                                                  -------   -------    -------
  Total assets                                   $467,770  $479,603   $454,227
                                                  =======   =======    =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)              $28,519   $28,830    $27,163
Notes and loans payable                           291,831   300,279    278,972
Postretirement benefits other than pensions        28,393    28,111     31,512
Pensions                                            9,300     9,455      7,795
Deferred income taxes                               6,709     7,078      7,660
Accrued expenses and other liabilities             77,001    77,727     74,512
                                                  -------   -------    -------
  Total liabilities                               441,753   451,480    427,614
Minority interests                                    416       397        319
Stockholders' equity
$1-2/3 par value common stock
  (outstanding, 565,470,511; 565,132,021;
  and 564,488,127 shares)                             942       942        941
Capital surplus (principally additional
  paid-in capital)                                 15,234    15,241     15,135
Retained earnings                                  13,041    14,428     13,678
                                                   ------    ------     ------
   Subtotal                                        29,217    30,611     29,754
Accumulated foreign currency translation
  adjustments                                      (1,784)   (1,194)    (1,768)
Net unrealized gains (losses) on derivatives          612       589         (8)
Net unrealized gains on securities                    535       751        762
Minimum pension liability adjustment               (2,979)   (3,031)    (2,446)
                                                  -------   -------    -------
   Accumulated other comprehensive loss            (3,616)   (2,885)    (3,460)
                                                  -------   -------    -------
     Total stockholders' equity                    25,601    27,726     26,294
                                                  -------   -------    -------
Total liabilities and stockholders' equity       $467,770  $479,603   $454,227
                                                  =======   =======    =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

                                                                   (As restated
                                                                     See Note 1)
                                                Mar. 31,               Mar. 31,
                                                  2005      Dec. 31,     2004
                                              (Unaudited)     2004   (Unaudited)
                                              ----------    ------   ----------
                     ASSETS                         (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                        $10,205    $13,148    $11,262
Marketable securities                              5,447      6,655      8,763
                                                  ------     ------     ------
  Total cash and marketable securities            15,652     19,803     20,025
Accounts and notes receivable (less allowances)    6,493      6,713      6,868
Inventories (less allowances) (Note 2)            12,736     11,717     11,718
Net equipment on operating leases -
  (less accumulated depreciation)                  6,329      6,488      6,519
Deferred income taxes and other current assets    11,002     10,794     10,855
                                                  ------     ------     ------
  Total current assets                            52,212     55,515     55,985
Equity in net assets of nonconsolidated
  affiliates                                       6,500      6,776      6,054
Property - net                                    36,265     37,170     35,768
Intangible assets - net (Note 3)                   1,550      1,599      1,438
Deferred income taxes                             17,763     17,399     18,302
Other assets                                      40,405     40,844     42,103
                                                 -------    -------    -------
  Total Automotive and Other Operations assets   154,695    159,303    159,650
Financing and Insurance Operations
Cash and cash equivalents                         16,184     22,845     17,273
Investments in securities                         20,809     15,082     12,273
Finance receivables - net                        190,646    199,600    186,550
Loans held for sale                               22,569     19,934     18,285
Net equipment on operating leases (less
  accumulated depreciation)                       28,042     27,726     25,119
Other assets                                      34,825     35,113     35,077
Net receivable from Automotive and Other
  Operations                                       2,300      2,426      1,660
                                                 -------    -------    -------
  Total Financing and Insurance Operations
    assets                                       315,375    322,726    296,237
                                                 -------    -------    -------
Total assets                                    $470,070   $482,029   $455,887
                                                 =======    =======    =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)             $24,168    $24,257    $23,970
Loans payable                                      2,446      2,062      2,868
Accrued expenses                                  44,269     46,147     45,305
Net payable to Financing and Insurance
  Operations                                       2,300      2,426      1,660
                                                 -------    -------    -------
  Total current liabilities                       73,183     74,892     73,803
Long-term debt                                    29,879     30,460     29,557
Postretirement benefits other than pensions       23,685     23,406     27,519
Pensions                                           9,209      9,371      7,731
Other liabilities and deferred income taxes       15,381     15,657     15,617
                                                 -------    -------    -------
  Total Automotive and Other Operations
    liabilities                                  151,337    153,786    154,227
Financing and Insurance Operations
Accounts payable                                   4,351      4,573      3,193
Debt                                             259,506    267,757    246,547
Other liabilities and deferred income taxes       28,859     27,790     25,307
                                                 -------    -------    -------
  Total Financing and Insurance Operations
    liabilities                                  292,716    300,120    275,047
                                                 -------    -------    -------
   Total liabilities                             444,053    453,906    429,274
Minority interests                                   416        397        319
     Total stockholders' equity                   25,601     27,726     26,294
                                                 -------    -------    -------
Total liabilities and stockholders' equity      $470,070   $482,029   $455,887
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                            (As restated
                                                             See Note 1)
                                                    2005       2004
                                                   ------     ------
                                                  (dollars in millions

Net cash used in operating activities (Note 1)    $(4,137)    $(3,279)

Cash flows from investing activities
Expenditures for property                          (1,288)     (1,399)
Investments in marketable securities -
  acquisitions                                     (6,178)     (2,652)
Investments in marketable securities -
  liquidations                                      4,567       2,905
Net originations and purchases of mortgage
  servicing rights                                   (397)       (300)
Increase in finance receivables                      (391)    (11,076)
Proceeds from sales of finance receivables          6,475       5,962
Operating leases - acquisitions                    (3,672)     (3,153)
Operating leases - liquidations                     1,439       1,957
Investments in companies, net of cash acquired        (75)          5
Other                                              (2,496)     (2,196)
                                                    -----       -----
Net cash used in investing activities (Note 1)     (2,016)     (9,947)

Cash flows from financing activities
Net increase in loans payable                       1,292       2,217
Long-term debt - borrowings                        10,545      20,677
Long-term debt - repayments                       (16,127)    (15,068)
Cash dividends paid to stockholders                  (283)       (282)
Other                                               1,566       1,764
                                                    -----       -----
Net cash provided by (used in) financing
  activities                                       (3,007)      9,308
Effect of exchange rate changes on cash and cash
  equivalents                                        (444)       (101)
                                                    -----       -----
Net decrease in cash and cash equivalents          (9,604)     (4,019)
Cash and cash equivalents at beginning of the
  period                                           35,993      32,554
                                                   ------      ------
Cash and cash equivalents at end of the period    $26,389     $28,535
                                                   ======      ======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                         SUPPLEMENTAL INFORMATION TO THE
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Automotive and     Financing and
                                                  Other            Insurance
                                                Three Months Ended March 31,
                                            ------------------------------------
                                                                    (As restated
                                                                     See Note 1)
                                             2005     2004      2005     2004
                                            -----    -----     -----    ------
                                                   (dollars in millions)
Net cash used in operating activities
  (Note 1)                                 $(2,555) $(1,809)  $(1,582) $(1,470)
Cash flows from investing activities
Expenditures for property                   (1,233)  (1,298)      (55)    (101)
Investments in marketable securities -
  acquisitions                                 (93)    (700)   (6,085)  (1,952)
Investments in marketable securities -
  liquidations                               1,429    1,004     3,138    1,901
Net change in mortgage services rights           -        -      (397)    (300)
Increase in finance receivables                  -        -      (391)  (11,076)
Proceeds from sales of finance receivables       -        -     6,475    5,962
Operating leases - acquisitions                  -        -    (3,672)  (3,153)
Operating leases - liquidations                  -        -     1,439    1,957
Net investing activity with Financing and
  Insurance Operations                         500        -         -        -
Investments in companies, net of cash
  acquired                                     (75)     (16)        -       21
Other                                         (374)     (16)   (2,122)  (2,180)
                                               ---    -----     -----    -----
Net cash provided by (used in) investing
  activities                                   154   (1,026)   (1,670)  (8,921)
Cash flows from financing activities
  (Note 1)
Net increase (decrease) in loans payable       223     (149)    1,069    2,366
Long-term debt - borrowings                     13       24    10,532   20,653
Long-term debt - repayments                      -      (26)  (16,127) (15,042)
Net financing activity with Automotive &
  Other                                          -        -      (500)       -
Cash dividends paid to stockholders           (283)    (282)        -        -
Other                                            -       34     1,566    1,730
                                             -----     ----     -----    -----
Net cash provided by (used in) financing
  activities                                   (47)    (399)   (3,460)   9,707
Effect of exchange rate changes on cash and
  cash equivalents                            (369)     (96)      (75)      (5)
Net transactions with Automotive/Financing
  Operations                                  (126)     168       126     (168)
                                            ------   ------    ------      ---
Net decrease in cash and cash equivalents   (2,943)  (3,162)   (6,661)    (857)
Cash and cash equivalents at beginning of
  the period                                13,148   14,424    22,845   18,130
                                            ------   ------    ------   ------
Cash and cash equivalents at end of the
  period                                   $10,205  $11,262   $16,184  $17,273
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

   The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the "Corporation," "General Motors" or "GM"). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM and GMAC Annual Reports on Form 10-K for the period ended December 31, 2004 and the GMAC Quarterly Report on form 10-Q for the period ended March 31, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.

Restatement of First Quarter 2004 Financial Statements for Out-of-period Adjustments
   GM has made certain adjustments to restate previously reported quarterly financial results for 2004 that do not affect GM's 2004 total annual results, cash flows, or year-end 2004 financial position.
   During the fourth quarter of 2004, internal controls that had been put into place in connection with GM's Sarbanes-Oxley Section 404 program at GMAC's residential mortgage businesses identified certain out-of-period adjustments. The majority of these amounts resulted from items detected and recorded in the fourth quarter of 2004 that relate to prior 2004 quarters. As a result, GM has restated its 2004 quarterly financial statements. The most significant of these restatement adjustments relate to: (1) the estimation of fair values of certain interests in securitized assets, (2) the accounting for deferred income taxes related to certain secured financing transactions; and (3) the income statement effects of consolidating certain mortgage transfers previously recognized as sales.
   Upon identification of these out-of-period adjustments, GM analyzed their effect, together with the effect of out-of-period adjustments related to Auto & Other that had been previously considered immaterial to GM on a consolidated basis, and concluded that, in the aggregate, they were significant enough to warrant restatement of GM's 2004 quarterly results. The most significant of the Auto & Other out-of-period adjustments relates to GM's accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was initially reported in the first quarter of 2004 pursuant to FASB Staff Position
(FSP) No. FAS 106-1. FSP 106-1 permitted companies to recognize the effect of the Act beginning with its enactment date (December 8, 2003), or defer recognition until the issuance of final rules by the FASB. In the second quarter of 2004, FSP 106-2 was issued which clarified how to account for the effect of the Act under circumstances where a company's other postretirement employee benefits (OPEB) plan has a plan year-end that is different from the company's fiscal year-end. This second quarter clarification provided guidance on the accounting for the effect of the Act in a manner different than GM had previously applied. A summary of the significant effects of the restatement follows:

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)


                                                         Three Months Ended
                                                             March 31, 2004
                                                        --------------------
                                                        As previously    As
                                                          reported    restated
                                                        ------------- --------
                                                        (dollars in millions
                                                      except per share amounts)

Total net sales and revenues                               $47,852    $47,830

Income before income taxes, equity income,
  and minority interests                                    $1,301     $1,264
Income tax expense                                             273        308
Minority interests                                             (23)       (23)
Earnings of nonconsolidated associates                         275        275
                                                             -----      -----
  Net income                                                $1,280     $1,208
                                                             =====      =====

Basic earnings per share attributable to common stock        $2.27      $2.14
                                                              ====       ====

Average number of shares of common stock
  outstanding - basic (in millions)                            564        564

Earnings per share attributable to
  common stock assuming dilution                             $2.25      $2.12
                                                              ====       ====

Average number of shares of common stock
  outstanding - diluted (in millions)                          569        569

Net income(loss)  by reportable operating segment / region
Automotive and Other Operations
  GM North America (GMNA)                                     $451       $401
  GM Europe (GME)                                             (116)      (116)
  GM Latin America/Africa/Mid-East (GMLAAM)                      1          1
  GM Asia Pacific (GMAP)                                       275        275
  Other Operations                                            (117)      (117)
                                                               ---        ---
Net income- Automotive and Other Operations                    494        444
Financing and Insurance Operations
  Net income - Financing and Insurance Operations              786        764
                                                             -----      -----
Net income                                                  $1,280     $1,208
                                                             =====      =====

Statements of Cash Flows
   After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash used in operating activities and net cash used in investing activities. These amounts for the quarter ended March 31, 2004 have been reclassified to be consistent with the quarter ended March 31, 2005.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for the three months ended March 31, 2005 and 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (concluded)

   The following table shows the effects of this reclassification for the three months ended March 31, 2004, consistent with the 2005 presentation (dollars in millions):

Net cash provided by operating activities as previously
  reported                                                    $1,098
Reclassification                                              (4,377)
                                                               -----
Revised net cash used in operating activities                $(3,279)
                                                               =====

Net cash used in investing activities as
  previously reported                                       $(14,324)
Reclassification                                               4,377
                                                               -----
Revised net cash used in investing activities                $(9,947)
                                                               =====

New Accounting Standards

   In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R), "Accounting for Stock-Based Compensation," requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB released FASB Staff Position (FSP) FIN 46(R)-5, which addresses whether a corporation should consider whether it holds an implicit interest in a variable interest entity (VIE) or potential VIE when specific conditions exist to determine if the guidance in FIN 46(R), "Consolidation of Variable Interest Entities," should be applied. GM had adopted FIN 46(R) as of January 1, 2004. GM adopted FSP FIN 46(R)-5 upon issuance. The Interpretation did not have an effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. Management does not expect this interpretation to have a material impact on GM's consolidated financial position or results of operations.

NOTE 2.  Inventories

   Inventories included the following (dollars in millions):

                                            March 31,  Dec. 31,  March 31,
                                              2005       2004      2004
                                              -----      ----      ----

Automotive and Other Operations
-------------------------------
Productive material, work in process,
  and supplies                               $5,179     $4,838    $5,155
Finished product, service parts, etc.         8,999      8,321     8,149
                                             ------     ------    ------
  Total inventories at FIFO                  14,178     13,159    13,304
   Less LIFO allowance                       (1,442)    (1,442)   (1,586)
                                             ------     ------    ------
     Total inventories (less allowances)    $12,736    $11,717   $11,718

Financing and Insurance Operations
----------------------------------
Off-lease vehicles                              453        530       602
                                             ------     ------    ------

Total consolidated inventories (less
  allowances)                               $13,189    $12,247   $12,320
                                             ======     ======    ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 3.  Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of March 31, 2005, and 2004 were as follows (dollars in millions):

                                               Gross     Accumulated     Net
March 31, 2005                                Carrying   Amortization Carrying
                                               Amount                  Amount
                                            ------------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $71        $232
Non-amortizing intangible assets:
   Goodwill                                                               571
   Pension intangible asset                                               747
                                                                        -----
      Total goodwill and intangible assets                             $1,550
                                                                        -----

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $74         $43          31
   Trademarks and other                            40          21          19
   Covenants not to compete                        18          18           -
                                                  ---          --        ----
      Total                                      $132         $82         $50
                                                  ===          ==

Non-amortizing intangible assets:
   Goodwill                                                             3,264
                                                                        -----
      Total goodwill and intangible assets                              3,314
                                                                        -----

Total consolidated goodwill and intangible
  assets                                                               $4,864
                                                                        =====

                                               Gross     Accumulated     Net
March 31, 2004                                Carrying   Amortization Carrying
                                               Amount                  Amount
                                            ------------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $37        $266
Non-amortizing intangible assets:
   Goodwill                                                               536
   Pension intangible asset                                               636
                                                                        -----
      Total goodwill and intangible assets                             $1,438
                                                                        -----

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                   $65         $33          32
   Trademarks and other                            40          17          23
   Covenants not to compete                        18          18           -
                                                  ---          --        ----
      Total                                      $123         $68         $55
                                                  ===          ==          --

Non-amortizing intangible assets:
   Goodwill                                                             3,234
                                                                        -----
      Total goodwill and intangible assets                              3,289
                                                                        -----

Total consolidated goodwill and intangible
  assets                                                               $4,727
                                                                        =====

   Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $35 million to $45 million.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 3.  Goodwill and Acquired Intangible Assets (concluded)

   The changes in the carrying amounts of goodwill for the quarter ended March 31, 2005, and 2004, were as follows (dollars in millions):
                                                       Total
                                                      Auto &
                                      GMNA     GME     Other    GMAC   Total GM
                                      ----     ---     -----    ----   --------
Balance as of December 31, 2004       $154     $446     $600  $3,274   $3,874
Goodwill acquired during the period      -        -        -       3        3
Effect of foreign currency
  translation                           (3)     (26)     (29)    (13)     (42)
                                       ---      ---      ---   -----    -----
Balance as of March 31, 2005          $151     $420     $571  $3,264   $3,835
                                       ===      ===      ===   =====    =====

Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
Goodwill acquired during the period      -        -        -       3        3
Effect of foreign currency
  translation                           (2)     (24)     (26)      8      (18)
Other                                   (5)       -       (5)      -       (5)
                                       ---      ---      ---   -----    -----
Balance as of March 31, 2004          $147     $389     $536  $3,234   $3,770
                                       ===      ===      ===   =====    =====

NOTE 4.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates, and the percent of GM's current equity ownership, or voting interest, in them include the following: Japan - Fuji Heavy Industries Ltd. (20.1% at March 31, 2005 and 2004), Suzuki Motor Corporation (20.4% at March 31, 2005 and 20.3% at March 31, 2004); China - Shanghai General Motors Co., Ltd (50% at March 31, 2005 and 2004), SAIC GM Wuling Automobile Co., Ltd (34% at March 31, 2005 and 2004); Korea - GM Daewoo (48.2% at March 31, 2005 and 44.6% at
March 31, 2004); Italy - GM-Fiat Powertrain (FGP) (50% at March 31, 2005 and
2004). On February 13, 2005, GM entered into certain agreements with Fiat S.p.A.
(Fiat), as a result of which GM will no longer hold an interest in FGP. Under these agreements, GM and Fiat agreed to terminate and liquidate the joint ventures as soon as reasonably practicable. GM expects the liquidation of the joint ventures to be complete in the second quarter of 2005. Information regarding GM's share of income for all nonconsolidated affiliates in the following countries is included in the table below (in millions):

GM's share of nonconsolidated affiliates' net income (loss)
-----------------------------------------------------------
                                      Three Months Ended
                                          March 31,
                                        -------------
                                        2005     2004
                                        ----     ----
Italy                                    $21     $18
Japan                                    $50    $106
China                                    $33    $162
Korea                                    $(8)    $(8)

NOTE 5.  Product Warranty Liability

   Policy, product warranty and recall campaigns liability included the following (dollars in millions):

                                        Three        Twelve        Three
                                    Ended Months   Months Ended   Months Ended
                                   March 31, 2005  Dec. 31, 2004  March 31, 2004
                                   --------------  -------------  --------------

Beginning balance                      $9,133         $8,674          $8,674
Payments                               (1,209)        (4,608)         (1,131)
Increase in liability
  (warranties issued during
  period)                               1,221          4,980           1,483
Adjustments to liability
  (pre-existing warranties)                 5            (85)              6

Effect of foreign currency
  translation                            (110)           172             (80)
                                        -----          -----           -----
Ending balance                         $9,040         $9,133          $8,952
                                        =====          =====           =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 6.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $639 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers' assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $128 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At March 31, 2005 approximately $30 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.6 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
   In connection with the Delphi Corporation (Delphi) spinoff, completed May 28, 1999, GM has provided limited guarantees with respect to benefits for former GM employees relating to pensions, post-retirement healthcare, and life insurance. In addition, GM has provided limited guarantees with respect to benefits for former GM employees relating to pensions, post-retirement healthcare, and life insurance in connection with certain other divestitures. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable. Delphi has given GM an indemnification with respect to all amounts for which GM may be obligated under the guarantee obligation GM has with respect to employees of Delphi.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2005. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Investment in Fiat Auto Holdings (FAH)
   On February 13, 2005 GM and Fiat reached a settlement agreement whereby GM agreed to pay Fiat approximately $2.0 billion and return its 10% equity interest in FAH to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets and other important rights with respect to diesel engine technology and know-how. The settlement agreement resulted in a pre-tax charge to earnings in the fourth quarter of 2004 of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 7.  Comprehensive Income

   GM's total comprehensive income, net of tax, was as follows (in millions):

                                              Three Months Ended
                                                  March 31,
                                            -----------------------
                                               2005        2004
                                               ----        ----

Net income (loss)                           $(1,104)     $1,208
Other comprehensive income (loss)              (731)        146
                                              -----       -----
  Total                                     $(1,835)     $1,354
                                              =====       =====

NOTE 8.  Earnings Per Share Attributable to Common Stocks

   The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                              Income               Per Share
                                              (Loss)     Shares     Amount
                                              -----      ------    ---------
Three Months Ended March 31, 2005
Basic EPS
  Income from continuing operations
   attributable to common stocks            $(1,104)        565       $(1.95)
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options      -           -            -
                                              -----         ---         ----
Diluted EPS
  Adjusted income attributable to common
   stocks                                   $(1,104)        565       $(1.95)
                                              =====         ===         ====

Three Months Ended March 31, 2004
Basic EPS
  Income from continuing operations
   attributable to common stocks             $1,208         564        $2.14
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options      -           5            -
                                              -----         ---         ----
Diluted EPS
  Adjusted income attributable to common
   stocks                                    $1,208         569        $2.12
                                              =====         ===         ====

   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 114 million as of March 31, 2005 and 223 million as of March 31, 2004.

NOTE 9.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                      2005      2004
                                                      ----      ----

   Depreciation                                      $1,270    $1,148
   Amortization of special tools                        816       726
   Amortization of intangible assets                     10         7
                                                      -----     -----
     Total                                           $2,096    $1,881
                                                      =====     =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 10. Pensions and Other Postretirement Benefits

                               U.S. Plans      Non-U.S. Plans
                            Pension Benefits  Pension Benefits  Other Benefits
                            ----------------------------------------------------
                              Three Months      Three Months     Three Months
                                  Ended            Ended            Ended
                                March 31,        March 31,        March 31,
                            ----------------------------------------------------
                              2005     2004    2005     2004    2005     2004
                            ----------------------------------------------------
Components of expense                      (dollars in millions)
Service cost                  $274     $273     $72     $62     $188     $157
Interest cost                1,237    1,260     241     223    1,081    1,017
Expected return on plan
  assets                    (1,974)  (1,953)   (185)   (163)    (421)    (273)
Amortization of prior
  service cost                 291      319      27      24      (16)     (20)
Recognized net actuarial
  loss                         479      464      69      48      586      374
Curtailments, settlements,
  and other                     91       34      59       7        -        -
                               ---      ---     ---     ---    -----    -----
Net expense                   $398     $397    $283    $201   $1,418   $1,255
                               ===      ===     ===     ===    =====    =====


NOTE 11. 2005 Initiatives

   Results in the first quarter of 2005 include after-tax charges of $140 million recorded in GMNA and $8 million recorded in Other Operations related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S.
   GMNA results in the first quarter of 2005 include a charge of $84 million, after tax, for the write-down to fair market value of various plant assets in connection with the first quarter announcement to discontinue production at the Lansing assembly plant during the second quarter of 2005.
   GME results in the first quarter of 2005 include an after-tax separation charge of $422 million related to the restructuring plan announced in the fourth quarter of 2004. This plan targets a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The charge incurred in the first quarter of 2005 covers approximately 5,650 people, of whom 4,900 are in Germany.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

NOTE 12.  Segment Reporting

                                                                                     Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP     GMA    Other      Other      GMAC  Financing   Financing
                                  ----     ---   ------   ----     ---    -----      -----      ----  ---------   ---------
For the Three Months Ended                                       (dollars in millions)
  March 31, 2005
Manufactured products
 sales and revenues:
  External customers           $26,085  $7,573   $2,134  $1,535   $37,327     $(24)  $37,303   $8,221    $249       $8,470
  Intersegment                    (707)    384      165     159         1       (1)        -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----     ---        -----
   Total manufactured products $25,378  $7,957   $2,299  $1,694   $37,328     $(25)  $37,303   $8,221    $249       $8,470
                                ======   =====    =====   =====    ======      ===    ======    =====     ===        =====
Interest income (a)               $296     $91      $19      $3      $409    $(200)     $209     $477    $(94)        $383
Interest expense                  $758    $111      $24      $7      $900    $(215)     $685   $3,001     $(7)      $2,994
Net income (loss)              $(1,560)  $(525)     $46     $60   $(1,979)    $146   $(1,833)    $728     $ 1         $729
Segment assets                $124,590 $25,197   $4,473  $5,013  $159,273  $(4,578) $154,695 $315,228    $147     $315,375

For the Three Months Ended
  March 31, 2004
Manufactured products
 sales and revenues:
  External customers           $29,643  $7,278   $1,729  $1,428   $40,078      $59   $40,137   $7,570    $123       $7,693
  Intersegment                    (540)    265      104     171         -        -         -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----    ----        -----
   Total manufactured products $29,103  $7,543   $1,833  $1,599   $40,078      $59   $40,137   $7,570    $123       $7,693
                                ======   =====    =====   =====    ======      ===    ======    =====     ===        =====
Interest income (a)               $186     $81      $11      $2      $280    $(123)     $157     $333    $(69)        $264
Interest expense                  $639     $87      $(6)     $7      $727    $(165)     $562   $2,223     $(1)      $2,222
Net income (loss) from
 continuing operations            $401   $(116)      $1    $275      $561    $(117)     $444     $764     $ -         $764
Segment assets                $129,926 $24,013   $3,595  $3,791  $161,325  $(1,675) $159,650 $296,820   $(583)    $296,237

------------------------

(a) Interest income is included in net sales and revenues from external customers.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

NOTE 13.  Subsequent Event

   On April 4, 2005, GM, Greenbriar Equity Group LLC (Greenbriar), and Berkshire Partners LLC (Berkshire) announced that they have concluded the sale of Electro-Motive Division (EMD) by GM to an investor group led by Greenbriar and Berkshire. The sale covers substantially all of the EMD businesses, and both the LaGrange, Illinois and London, Ontario manufacturing facilities. GM does not expect this transaction to have a material effect on GM's consolidated financial position or results of operations.






                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or GM) 2004 Annual Report on Form 10-K, as well as General Motors Acceptance Corporation's (GMAC) Annual Report on Form 10-K for the period ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended March 31, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
   GM presents separate supplemental financial information for its reportable operating segments:
   o  Automotive and Other Operations (Auto & Other); and
   o  Financing and Insurance Operations (FIO).
   GM's Auto & Other reportable operating segment consists of:
   o  GM's four automotive regions: GM North America (GMNA), GM Europe (GME),
      GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and
   o Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.
   GM's FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.
   Consistent with industry practice, market share information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.
   The accompanying MD&A gives effect to the restatement of the Consolidated Financial Statements discussed in Note 1 to the Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Consolidated Results                          Three Months Ended
                                                  March 31,
                                             ---------------------
                                                        Restated
                                                2005      2004
                                                ----      ----
                                             (dollars in millions)
Consolidated:
  Total net sales and revenues                $45,773    $47,830
  Net income (loss)                           $(1,104)    $1,208
  Net margin                                     (2.4%)      2.5%
Automotive and Other Operations:
  Total net sales and revenues                $37,303    $40,137
  Net income (loss)                           $(1,833)      $444
Financing and Insurance Operations:
  Total revenues                               $8,470     $7,693
  Net income                                     $729       $764

   The decrease in first quarter 2005 total net sales and revenues, compared with first quarter 2004, was due to decreased GMA revenue of $2.8 billion, primarily driven by lower production volume and unfavorable product mix at GMNA, partly offset by revenue increases in all other automotive regions. FIO revenue increased $777 million.
   Consolidated net income decreased $2.3 billion to a net loss of $1.1 billion in the first quarter of 2005, compared to income of $1.2 billion in the first quarter of 2004. The net loss at Auto & Other of $1.8 billion is attributable to GMNA, which had a net loss of $1.6 billion, and GME, which had a net loss of $525 million. GMAC earned $728 million in the first quarter of 2005, down $36 million from the 2004 level, reflecting lower financing income partially offset by higher income from mortgage and insurance operations.
   On a consolidated basis, GM recognized a net tax benefit of $935 million on a loss before taxes, equity income, and minority interests of $2.1 billion, resulting in an effective tax rate for the first quarter of 2005 of 44%. For 2005, GM expects to recognize substantial permanent tax benefits that do not vary with pre-tax income, such as Medicare Part D benefits in the U.S. For the first quarter of 2005, GM's income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM's automotive regions based on effective tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations. GM's quarterly tax provisions for the remainder of 2005 will be consistent with this approach.

First quarter 2005 highlights included:
o GMNA incurred a significant loss due to lower volumes, unfavorable mix, and increased health-care expense;
o GME recognized an employee separation charge related to restructuring initiatives;
o  GMLAAM was profitable for the fifth consecutive quarter;
o GMAP earned lower net income resulting from challenging conditions in China and lower income in Japan; and
o GMAC earned significant net income despite a lower net interest margin environment.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review

                                              Three Months Ended
                                                   March 31,
                                             ---------------------
                                                        Restated
                                                2005      2004
                                                ----      ----
                                             (dollars in millions)
Auto & Other:
  Total net sales and revenues                $37,303    $40,137
  Net income (loss)                           $(1,833)      $444
GMA net income (loss) by region:
  GMNA                                        $(1,560)      $401
  GME                                            (525)      (116)
  GMLAAM                                           46          1
  GMAP                                             60        275
                                                -----        ---
   Net income (loss)                          $(1,979)      $561
  Net margin                                     (5.3%)      1.4%
  GM global automotive market share              13.4%      13.6%
Other:
  Net income (loss)                              $146      $(117)

    GM Automotive's net sales and revenues declined $2.8 billion, or 7%, in the first quarter of 2005, compared to the year-earlier quarter. The decrease was driven by a 13% decline in GMNA's total sales, while all other regions increased revenues over the first quarter of 2004. GM's global market share was 13.4% and 13.6% for the first quarters of 2005 and 2004, respectively. GMNA's market share decreased 1.1 percentage points, to 25.2% for the quarter, compared to 2004. Market share gains were achieved in GME and GMAP, while GMLAAM's share decreased slightly despite an increase in sales volume (see discussion below under each region).
   GMA incurred a net loss of $1,979 million in the first quarter 2005, compared to net income of $561 million in 2004, accounted for by a substantial loss at GMNA and a restructuring charge at GME. Operating results at GME, GMLAAM, and GMAP met or exceeded management's expectations for the quarter.

GM Automotive Regional Results

GM North America                       Three Months Ended
                                            March 31,
                                      ----------------------
                                                  Restated
                                          2005      2004
                                          ----      ----
                                      (dollars in millions)
GMNA
  Net income (loss)                    $(1,560)      $401
  Net margin                              (6.1%)      1.4%

Production volume                     (volume in thousands)
  Cars                                     470        525
  Trucks                                   713        820
                                         -----      -----
   Total GMNA                            1,183      1,345

Vehicle unit sales
  Industry - North America               4,684      4,676
  GM as a percentage of industry          25.2%      26.3%

  Industry - U.S.                        3,998      3,994
  GM as a percentage of industry          25.4%      26.7%
  GM cars                                 23.3%      25.9%
  GM trucks                               27.1%      27.3%

   North American industry vehicle unit sales were essentially unchanged at 4.7 million in the first quarter of 2005 compared to 2004. While industry sales were flat, GMNA's market share declined 1.1 percentage points to 25.2% from 26.3% in the first quarter of 2004.
   During the first quarter of 2005, industry vehicle unit sales in the United States were unchanged at 4.0 million units compared to the first quarter of 2004. GM's U.S. market share decreased by 1.3 percentage points, to 25.4%, compared to the first quarter of 2004. U.S. car market share declined by 2.6 percentage points to 23.3%, while U.S. truck market share declined to 27.1%, down 0.2 percentage point.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM North America (concluded)
   In the first quarter of 2005, GMNA recorded a net loss of $1.6 billion, a deterioration of $2.0 billion from 2004 net income of $401 million. The decrease was primarily due to lower production volume, unfavorable product mix, negative pricing, and higher health-care expense, partially offset by structural cost savings. Production volume was lower in 2005 by 162 thousand units, at 1.183 million for the quarter, compared to 1.345 million in the first quarter of 2004. Dealer inventories in the U.S. declined by 99 thousand units as a result of this, to 1.243 million at March 31, 2005 from 1.342 million units at March 31, 2004. Product mix was unfavorable primarily due to a decrease in sales of large utility vehicles, with an increase in less-profitable smaller utilities and small cars.
   Results in the first quarter of 2005 included an after-tax charge of $140 million related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S. First quarter 2005 also included a charge of $84 million, after tax, for the write-down to fair market value of various plant assets in connection with the first quarter announcement to discontinue production at the Lansing assembly plant during the second quarter of 2005.
   GMNA's plans to improve financial results through the rest of 2005 include continued new product introductions throughout the year, with the goal of reaching 25% of 2005 sales volume with products introduced after the first half of 2004, continued focus on differentiating divisional brands, attention to under-performing key markets, a focus on offering better value to the customer, and further improvements in cost structure, where the greatest need for reduction is in health-care costs.
   The negative mix factors noted above, as well as retail price adjustments for mid-size utilities, were primarily responsible for the decrease in vehicle revenue per unit to $18,396 in the first quarter of 2005, from $19,084 in 2004.

GM Europe                               Three Months Ended
                                             March 31,
                                       --------------------
                                          2005       2004
                                          ----       ----
                                       (dollars in millions)
GME net loss                             $(525)     $(116)
GME net margin                            (6.6%)     (1.5%)

                                       (volume in thousands)
Production volume                          502        473

Vehicle unit sales
  Industry                               5,254      5,353
  GM as a percentage of industry           9.8%       9.4%

GM market share - Germany                 10.9%      10.6%
GM market share - United Kingdom          14.8%      14.0%

   Industry vehicle unit sales decreased in Europe during the first quarter of 2005 by approximately 2% to 5.3 million, from 5.4 million in the first quarter of 2004, with strong year-over-year growth in Eastern Europe and France more than offset by declines in the rest of the Western and the Central regions. Despite the lower industry volumes, GME's vehicle unit sales increased by 13 thousand units over the first quarter of 2004, to 513 thousand units. In addition, GME achieved its highest quarterly market share in six years; at 9.8% it was 0.4 percentage point higher than the same period in 2004. In the two largest markets in Europe, GM gained market share: share was 10.9% in Germany, a
0.3 percentage point increase versus the first quarter of 2004, and 14.8% in the United Kingdom, an increase of 0.8 percentage point versus the same period in 2004. Market share also improved in every other significant European market, other than Spain.
   Net loss for GME totaled $525 million and $116 million in the first quarters of 2005 and 2004 respectively. The increased loss is primarily the result of an after-tax separation charge of $422 million related to the restructuring plan announced in the fourth quarter of 2004. This plan targets a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The charge incurred in the first quarter of 2005 covers approximately 5,650 people, of whom 4,900 are in Germany. The Corporation's plan is on track and anticipates further separations and associated charges in the remainder of 2005 and into 2006 and 2007. The amount of such future separation charges will be recognized in the respective periods, and will depend both on the type of separations and associated workforce demographics.
   In addition to the separation charge, favorable product mix and improvements in material costs were largely offset by continued price deterioration, which was the result of increased marketing programs, especially in Germany and the U.K.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East       Three Months Ended
                                            March 31,
                                      ---------------------
                                          2005       2004
                                          ----       ----
                                       (dollars in millions)
GMLAAM net income                          $46         $1
GMLAAM net margin                          2.0%       0.1%

                                       (volume in thousands)
Production volume                          185        159

Vehicle unit sales
  Industry                               1,144        984
  GM as a percentage of industry          16.0%      16.2%

GM market share - Brazil                  19.0%      23.5%

   Industry vehicle unit sales in the LAAM region increased over 16% in the first quarter of 2005, to 1.144 million units, compared to the first quarter of 2004. Overall, GMLAAM's market share for the region decreased 0.2 percentage point, to 16.0% in the first quarter of 2005. This decline was primarily the result of a 4.5 percentage point decline in Brazil market share, largely offset by increases in Argentina and the Middle East. Low plant inventories in Brazil in January and February 2005, which were the result of strong sales in December 2004, contributed to the sales decline, which was largely reversed in March. GMLAAM sales continue to grow rapidly in South Africa.
   GMLAAM earned net income of $46 million in the quarter, up from net income of $1 million in the first quarter of 2004. The first quarter of 2005 is the fifth consecutive quarter of profitability for GMLAAM.

  GM Asia Pacific                      Three Months Ended
                                            March 31,
                                      ---------------------
                                          2005       2004
                                          ----       ----
                                       (dollars in millions)
GMAP net income                            $60       $275
GMAP net margin                            3.5%      17.2%

                                       (volume in thousands)
Production volume                          341        296

Vehicle unit sales
  Industry                               4,597      4,575
  GM as a percentage of industry           5.0%       4.9%

GM market share - Australia               18.5%      20.0%
GM market share - China                   10.4%       9.9%

   Industry vehicle unit sales in the Asia Pacific region were virtually unchanged in the first quarter of 2005 compared to the first quarter of 2004, at
4.6 million units. Declines in industry volume in China, Japan, and South Korea were offset primarily by gains in Australia, India, and Thailand. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company [GM-DAT] and China affiliates) in the region by 6 thousand units, or 3% in the period, to 231 thousand units from 225 thousand in 2004. GMAP's first quarter 2005 market share increased to 5.0%, from 4.9% in the first quarter of 2004. Despite lower industry sales in China, GMAP increased its sales volume compared to the first quarter of 2004, and increased its market share in China to 10.4% in the first quarter of 2005, up from 9.9% in the first quarter of 2004. GM expects industry sales in China in the second half of 2005 to exceed the level in the same period of 2004. In an effort to continue gaining market share, GMAP will introduce eight new or upgraded models in China through the balance of 2005.
   Net income from GMAP was $60 million and $275 million in the first quarters of 2005 and 2004, respectively. The decrease in GMAP's net income, compared with the first quarter of 2004, was primarily due to lower equity earnings from Shanghai GM, primarily due to unfavorable pricing, partially offset by favorable mix. In addition, Japan equity income decreased compared to the prior period due to a one-time favorable pension gain recognized at Suzuki in the first quarter of 2004. GM Holden's results were lower than in the first quarter of 2004 due to lower production as a result of plant rearrangements and modernization at the beginning of 2005 coupled with weaker mix due to declining demand in the upper medium segment of the market and lower export volumes.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   On February 3, 2005 GM completed the purchase of 16.6 million newly-issued shares of common stock in GM-DAT for approximately $49 million. This increased GM's ownership in GM-DAT to 48.2% from 44.6%. No other shareholders in GM-DAT participated in the issue.

Other Operations
                                        Three Months Ended
                                            March 31,
                                      ---------------------
                                          2005       2004
                                          ----       ----
                                       (dollars in millions)
Other:
  Total net sales, revenues, and          $(25)       $59
eliminations
  Net income (loss)                       $146      $(117)
                                           ===        ===

   Other Operations recorded net income of $146 million in the first quarter of 2005, compared to a net loss of $117 million in 2004. The improved results include tax benefits of $389 million recognized in Other Operations. As discussed above, these benefits relate to various items that generally do not vary with changes in pre-tax income. In addition, Other Operations' results include after-tax legacy costs of $112 million and $102 million for the first quarters of 2005 and 2004, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility. Other Operations' results also include $8 million, after tax, related to the early retirement and other separation programs described above for certain salaried employees in the U.S.

Health-care Costs

   GM is currently exposed to significant and growing liabilities for other postretirement employee benefits (OPEB), including retiree healthcare and life insurance, for both its hourly and salaried workforces. GM discontinued offering OPEB to salaried workers hired after 1992. Such employees now comprise approximately 30% of GM's U.S. active salaried workforce. GM's OPEB liabilities have grown to $77.5 billion as of December 31, 2004 with increases in recent years primarily resulting from increases in health-care inflation. GM's OPEB liabilities affect GM's short-term and long-term financial condition in several ways. GM's OPEB liabilities affect GM's OPEB expense, which affects GM's net income. GM's pre-tax OPEB expense has grown to an estimated $5.7 billion in 2005, up $1.1 billion from 2004, primarily as a result of rising retiree health-care costs and falling discount rates. GM's total pre-tax health-care expense for 2005 is estimated to be $7.4 billion. This cost increase has challenged GM's ability to reduce its structural costs.
   In recent years, GM has paid its OPEB expenditures from operating cash flow, which reduces GM's liquidity and cash flow from operations. GM's OPEB spending is expected to be $4.2 billion in 2005, up $0.4 billion from 2004. GM's total cash spending for healthcare in 2005 is estimated to be $5.8 billion, also up approximately $0.4 billion from 2004 spending levels. However, GM has VEBA trusts totaling $20.8 billion that could be used to reimburse GM for its OPEB expenditures under certain circumstances. GM's OPEB liabilities also negatively affect GM's credit ratings, which are discussed at "Status of Debt Ratings" below.
   Because of the importance of OPEB liabilities to GM's financial condition, GM management is pursuing an aggressive strategy on several fronts to mitigate the continued growth of these liabilities. These efforts include public policy initiatives, improvements to the health-care delivery system, enhanced consumer awareness of the effect of health-care choices and on-going discussions with our labor unions about the level of OPEB benefits provided to hourly employees.

GMAC Financial Review

   GMAC's net income was $728 million and $764 million in the first quarters of 2005 and 2004, respectively.
                                        Three Months Ended
                                            March 31,
                                      ---------------------
                                                  Restated
                                          2005       2004
                                          ----       ----
                                       (dollars in millions)
Financing operations                      $248       $442
Mortgage operations                        385        231
Insurance operations                        95         91
                                           ---        ---
   Net income                             $728       $764
                                           ===        ===

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review (concluded)

   Net income from financing operations totaled $248 million and $442 million in the first quarters of 2005 and 2004, respectively. The decrease in net income in the first quarter of 2005, compared with 2004, was primarily the result of significantly lower net interest margins, partially offset by improved credit experience and stronger used car prices. During the first quarter of 2005, remarketing results of off-lease vehicles continued to improve, with the average gain per vehicle increasing from $461 in 2004 to $1,179 per vehicle in 2005.
   Net income from mortgage operations totaled $385 million in the first quarter of 2005, a 67% increase over the $231 million earned in the first quarter of 2004, reflecting increases for all three of GMAC's mortgage entities - GMAC Residential Mortgage, GMAC-RFC, and GMAC Commercial Mortgage. Increases in interest rates favorably affected mortgage servicing results and fee-based revenue. Although mortgage industry volumes in the first quarter of 2005 were below those of the first quarter of 2004, GMAC's mortgage operations continued to increase market share. As a result, mortgage origination volumes were higher for both the residential and commercial mortgage operations, compared to the first quarter of 2004, resulting in an increase in gains on sales of loans.
   Net income from insurance operations totaled $95 million and $91 million in the first quarters of 2005 and 2004, respectively. The increase in net income in the first quarter of 2005, compared with 2004, was primarily due to strong net underwriting revenue and investment income.

2005 Priorities / Targets

   With respect to GM's and GMNA's earnings for the remainder of 2005, GM has determined not to provide a forecast at this time due to the uncertainty affecting key elements of its outlook, such as a resolution of the current health-care cost issues facing GM. GME, GMLAAM, GMAP and GMAC are expected to meet or exceed their net income targets of $(500) million, $100 million, $600 million, and $2,500 million or more, respectively, for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows Reclassifications

   After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities. These amounts have been reclassified consistently as of March 31, 2004.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for the quarter ended March 31, 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions. See Note 1 to the Consolidated Financial Statements for the effect of this reclassification.

Status of Debt Ratings

   In the first quarter of 2005, GM and GMAC experienced adequate access to the capital markets consistent with their diversified funding strategy and liquidity positions. On March 16, 2005, Standard & Poor's lowered the outlook on GM's and GMAC's long-term credit rating from BBB- with a stable outlook to BBB-with a negative outlook and, at the same time, lowered the outlook on GM's and GMAC's commercial paper rating from A-3 with a stable outlook to A-3 with a negative outlook. On May 5, 2005, Standard & Poor's downgraded GM's and GMAC's long-term credit rating from BBB- with a negative outlook to BB with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from A-3 with a negative outlook to B-1 with a negative outlook. On February 14, 2005, Moody's lowered the outlook on GM's and GMAC's long-term credit ratings of Baa2 and Baa1, respectively, to negative from stable and, at the same time, lowered the outlook on GM's and GMAC's commercial paper rating of Prime-2 to negative from stable. On April 5, 2005, Moody's downgraded GM's long-term credit rating from Baa2 with a negative outlook to Baa3 with a negative outlook and, at the same time, downgraded GMAC's long-term credit rating from Baa1 with a negative outlook to Baa2 with a

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings (concluded)

negative outlook. Moody's lowered GM's commercial paper rating to Prime-3 with a negative outlook from Prime-2 with a negative outlook and, at the same time, lowered the outlook on GMAC's commercial paper rating of Prime-2 from stable to negative. On March 16, 2005, Fitch downgraded GM's and GMAC's long-term credit rating from BBB with a negative outlook to BBB- with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from F2 with a negative outlook to F3 with a negative outlook. On March 16, 2005, DBRS downgraded GM's long-term rating from BBB (high) with a stable outlook to BBB with a negative outlook and, at the same time, lowered the outlook on GMAC's long-term credit rating of BBB (high) from stable to negative. DBRS downgraded GM's commercial paper rating from R-1 (low) with a stable outlook to R-2 (high) with a negative outlook and, at the same time, lowered the outlook on GMAC's commercial paper rating of R-1 (low) from stable to negative. Refer to the table below for a summary of GM's and GMAC's credit ratings subsequent to these rating actions.
   A further reduction of GM's and/or GMAC's credit ratings such that GM and/or GMAC would be rated non-investment grade by more than one rating agency would increase their borrowing costs and further constrain their access to unsecured debt markets, including capital markets for retail debt. In addition, a further reduction of GM's and/or GMAC's credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. However, over the past few years, GM and GMAC have increased their focus on expanding and developing diversified funding sources, including committed bank conduit facilities and asset-backed securities that are not directly affected by ratings on unsecured debt. Accordingly, the possibility of a further reduction of GM's and/or GMAC's credit ratings such that GM and/or GMAC would be rated non-investment grade by more than one rating agency is not expected to have a material effect on GM's and GMAC's access to adequate capital to meet the Corporation's funding needs in the short and medium term.
   Notwithstanding the foregoing, management believes that the current ratings situation and outlook increases the level of risk of the Corporation's funding strategy over the long term as well as the importance of successfully executing its plans for improvement of operating results. Management continuously assesses this matter and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC's financial performance in order to provide GMAC with ratings independent of those assigned to GM. Currently, only Moody's and DBRS assign a different credit rating to GMAC than they do to GM. There can be no assurance that any such actions would be taken or that such actions, if taken, would be successful in achieving a "split" rating from other rating agencies.

               ---------------------------------------------------------------
                   GM        GMAC        GM      GMAC        GM        GMAC
               ---------------------------------------------------------------
Rating Agency       Senior Debt       Commercial Paper         Outlook
-------------
               ---------------------------------------------------------------
                                      R-2      R-1
DBRS           BBB        BBB (high)  (high)   (low)    Negative     Negative
Fitch          BBB-       BBB-        F3       F3       Negative     Negative
Moody's        Baa3       Baa2        Prime-3  Prime-2  Negative     Negative
S&P            BB         BB          B-1      B-1      Negative     Negative

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks that is committed through June 2008. GM also has an additional $0.9 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.8 billion. Similarly, GMAC currently has a $4.6 billion syndicated line of credit committed through June 2005, $4.4 billion committed through June 2008, $5.0 billion of bilateral committed lines with various maturities, and uncommitted lines of credit of $20.4 billion. In addition, New Center Asset Trust (NCAT) has $19.5 billion of liquidity facilities committed through June 2005. Mortgage Interest Networking Trust (MINT) has $3.4 billion of liquidity facilities committed to July 2005. NCAT and MINT are special purpose entities administered by GMAC for the purpose of funding assets as part of GMAC's securitization and mortgage warehouse funding programs. These entities fund the purchase of assets through the issuance of asset-backed commercial paper and represent an important source of liquidity to GMAC. At March 31, 2005 NCAT had commercial paper outstanding of $11.1 billion, which is not consolidated in the Corporation's Consolidated Balance Sheet. At March 31, 2005, MINT had commercial paper outstanding of $1.1 billion, which is reflected as secured debt in the Corporation's Consolidated Balance Sheet. GMAC also has $61.3 billion in funding commitments (with $31.9 billion used) with third parties (including third party asset-backed commercial paper conduits) that may be used as additional secured funding sources.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations

   At March 31, 2005, cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and March 31, 2004) of readily-available assets of the Voluntary Employees' Beneficiary Association (VEBA) trust totaled $19.8 billion, compared with $23.3 billion at December 31, 2004 and $23.5 billion at March 31, 2004. The decrease of approximately 15% from December 31, 2004 was primarily the result of the net loss of Auto & Other for the first quarter of 2005, and payments totaling approximately $1.7 billion related to the GME restructuring initiative and to the agreement reached in February 2005 between GM and Fiat S.p.A. to terminate the Master Agreement (including the Put Option) between them, settle various disputes related thereto, and other matters. The increase to $4.2 billion in readily-available assets in the VEBA results from higher withdrawal capacity from the hourly VEBA trust due to increased other postretirement employee benefit payments, and the addition of withdrawal capacity from the salaried VEBA that was funded in 2004. Total assets in the VEBA trust used to pre-fund part of GM's other postretirement benefits liability approximated $20.8 billion at March 31, 2005, $20.0 billion at December 31, 2004, and $15.9 billion at March 31, 2004.
   Long-term debt was $29.9 billion at March 31, 2005, compared with $30.5 billion at December 31, 2004 and $29.6 billion at March 31, 2004. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 89.9% at March 31, 2005, 84.7% at December 31, 2004, and 84.5% at March 31, 2004. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 90.6% at March 31, 2005, 85.5% at December 31, 2004, and 85.7% at March 31, 2004.
   Net liquidity, calculated as cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and March 31, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.5 billion at March 31, 2005, compared with a negative $9.2 billion at December 31, 2004, and a negative $8.9 billion at March 31, 2004.
   During the past several years GM has maintained a trade payables program for its suppliers through General Electric Capital Corporation (GECC). The program has been offered by GECC to a broad range of industrial companies whose role as original equipment manufacturers (OEM) in various industries made the financial flexibility of such a program advantageous for the OEMs and their suppliers. As would be typical under the GECC program, GECC pays participating GM suppliers the amount due to them from GM in advance of the date the payments are due from GM under the terms of the suppliers' contracts with GM, however the amount of the payment is discounted to reflect the suppliers' early receipt of payment. On the original due date of the payables GM pays GECC the full amount originally due. In late 2004, GECC decided that for strategic reasons it would discontinue offering such financing to any OEM, including GM, or their suppliers. At March 31, 2005 and 2004, GM owed approximately $0.8 billion and $1.4 billion, respectively, to GECC under this program. These amounts are classified as short-term debt in GM's consolidated financial statements. In connection with GECC's decision to exit the business of providing such financing programs, GM and GECC have begun the process of winding down the use of that program by GM and its suppliers. GM is currently implementing the transition of many of GM's suppliers that have participated in the GECC program to a new replacement program offered by GMAC. GM anticipates that discontinuance of the future availability of the GECC program will not result in a material disruption to the supply of parts and materials to GM, nor will it have a material adverse effect on GM's financial position, results of operations or cash flow.


Financing and Insurance Operations

   At March 31, 2005, GMAC's consolidated assets totaled $315.2 billion, compared with $324.1 billion at December 31, 2004 and $296.8 billion at March 31, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $190.8 billion at March 31, 2005, driven by decreases in retail and wholesale automotive receivables and mortgage receivables. The increase in GMAC's consolidated assets at March 31, 2005 compared with March 31, 2004 was due to a higher balance of investment securities, loans held for sale, and consumer receivables and loans, including both automotive and residential mortgages.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (concluded)

Financing and Insurance Operations (concluded)

   Consistent with the changes in asset levels, GMAC's total debt decreased to $259.4 billion at March 31, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $13.0 billion at March 31, 2004, at $246.4 billion. GMAC's ratio of total debt to total stockholder's equity at March 31, 2005 was 11.5:1, compared with 11.9:1 at December 31, 2004, and 11.7:1 at March 31, 2004.
GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $57.1 billion at March 31, 2005, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC has $61.3 billion in funding commitments (with $31.9 billion used) through a variety of committed facilities with third parties (including third party asset-backed commercial paper conduits) that GMAC's Financing and Mortgage Operations may use as additional secured funding sources.

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

Assets in off-balance sheet entities were as follows (dollars in millions):

                                            March 31,  Dec. 31, March 31,
Automotive and Other Operations               2005      2004     2004
-------------------------------               ----      ----     ----
Assets leased under operating leases         $2,469    $2,553   $2,303
Trade receivables sold (1)                    1,153     1,210      795
                                              -----     -----    -----
      Total                                  $3,622    $3,763   $3,098
                                              =====     =====    =====

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
      - Mortgage loans                      $81,496   $79,043  $84,267
      - Retail finance receivables            4,777     5,615    8,501
      - Wholesale finance receivables        24,507    21,291   18,702
                                            -------   -------  -------
      Total                                $110,780  $105,949 $111,470
                                            =======   =======  =======

   (1) In addition, trade receivables sold to GMAC were $558 million, $549 million and $506 million for the periods ended March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $45.27 at March 31, 2005, $49.06 at December 31, 2004, and $46.58 at March
31, 2004.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

DIVIDENDS

   Dividends may be paid on GM's $1-2/3 par value common stock only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on common stock will be reduced on occasion by dividends paid and will be adjusted on occasion for changes to the amount of surplus attributed to the stock resulting from the repurchase or issuance of shares of stock.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On February 1, 2005, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid March 10, 2005, to holders of record on February 11, 2005.

EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned
subsidiaries at March 31, (in thousands)             2005     2004
                                                     ----     ----

  GMNA                                                179      186
  GME                                                  58       63
  GMLAAM                                               30       26
  GMAP                                                 15       14
  GMAC                                                 34       33
  Other                                                 5        5
                                                      ---      ---
   Total employees                                    321      327
                                                      ===      ===


                                                   Three Months Ended
                                                         March 31,
                                                   ------------------
                                                     2005     2004
                                                     ----     ----

Worldwide payrolls - (in billions)                   $5.3     $5.5
                                                      ===      ===

CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM's accounting policies and critical accounting estimates are consistent with those described in Note 1 to the 2004 Consolidated Financial Statements. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES (concluded)

   The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2004 the projected benefit obligation (PBO) for U.S. pension plans was $89 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $108 million net of tax):

                                                                Effect on
                                     Effect on 2005          December 31, 2004
Change in Assumption            Pre-Tax Pension Expense             PBO
---------------------------    -------------------------     -----------------

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

   GM's U.S. pension plans generally provide covered U.S. hourly employees with pension benefits of negotiated, flat dollar amounts for each year of credited service earned by an individual employee. Formulas providing for such stated amounts are contained in the prevailing labor contract. Consistent with GAAP, the 2005 pre-tax pension expense and December 31, 2004 PBO do not comprehend any future benefit increases beyond the amounts stated in the currently prevailing contract that expires in September 2007. The current cycle for negotiating new labor contracts is every four years. There is no past practice of maintaining a consistent level of benefit increases or decreases from one contract to the next. However, the following data illustrates the sensitivity of pension expense and PBO to hypothetical assumed changes in future basic benefits. An annual 1% increase in the basic benefit for U.S. hourly employees would result in a $112 million increase in 2005 pre-tax pension expense and a $523 million increase in the December 31, 2004 PBO. An annual 1% decrease in the same benefit would result in a $104 million decrease in 2005 pre-tax pension expense and a $487 million decrease in the December 31, 2004 PBO.
   These changes in assumptions would have no effect on GM's funding requirements. In addition, at December 31, 2004, a 25 basis point decrease in the discount rate would decrease stockholders' equity by $19.0 million, net of tax; a 25 basis point increase in the discount rate would increase stockholders' equity by $19.0 million, net of tax. The impact of greater than a 25 basis point decrease/increase in discount rate would not be proportional to the first 25 basis point decrease/increase in the discount rate.
   GM has established for its U.S. OPEB plans a discount rate of 5.75% for year-end 2004, which represents a 50 basis point reduction from the 6.25% discount rate used at year-end 2003.
   The following table illustrates the sensitivity to a change in the discount rate assumption related to GM's U.S. OPEB plans (the U.S. accumulated postretirement benefit obligation [APBO] was a significant portion of GM's worldwide APBO of $77.5 billion as of December 31, 2004):

                                      Effect on 2005            Effect on
                                       Pre-Tax OPEB          December 31, 2004
Change in Assumption                    Expense                    APBO
---------------------------        ------------------    ---------------------

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


NEW ACCOUNTING STANDARDS

   In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R), "Accounting for Stock-Based Compensation," requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB released FASB Staff Position (FSP) FIN 46(R)-5, which addresses whether a corporation should consider whether it holds an implicit interest in a variable interest entity (VIE) or potential VIE when specific conditions exist to determine if the guidance in FIN 46(R), "Consolidation of Variable Interest Entities," should be applied. GM had adopted FIN 46(R) as of January 1, 2004. GM adopted FSP FIN 46(R)-5 upon issuance. The Interpretation did not have an effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal yeas ending after December 15, 2005. Management does not expect this interpretation to have a material impact on GM's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed or furnished by GM with the SEC on Form 8-K, and in related comments by management of GM our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports that GM may file or furnish with the SEC on Form 8-K:
   . Changes in economic conditions, currency exchange rates or political stability;
   . Shortages of and price increase for fuel, labor strikes or work stoppages, health-care costs, market acceptance of the Corporation's new products, pace of product introductions;
   . Significant changes in the competitive environment;
   . Changes in the laws, regulations, and tax rates; and . The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.


                                  * * * * * * *


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

   There have been no significant changes in the Corporation's exposure to market risk since December 31, 2004. See Item 7A in GM's Annual Report on Form 10-K for the year ended December 31, 2004.


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


                                  * * * * * * *


                                   PART II

ITEM 1.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended March 31, 2005, or subsequent thereto, but before the filing of this report are summarized below:

Environmental Matters

   The EPA Region V filed an Administrative complaint against three General Motor's facilities on October 17, 2003. The three GM assembly facilities named in the complaint are Moraine, Ohio, Pontiac, Michigan, and Orion, Michigan. The complaint alleges multiple violations of the hazardous waste rules as applied to GM's painting and purge operations. The EPA seeks penalties in excess of $100,000 and other remedial action. GM believes that the EPA's complaint is without merit because the purge material in question is not a "waste" but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed, and reused by GM in its processes. GM intends to vigorously assert its defenses and the merits of its own position.



                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2(c).  Purchases of Equity Securities

GM made the following purchases of GM $1-2/3 par value common stock during the three months ended March 31, 2005:



                                                                   Maximum
                                                                   Number (or
                                                                   Approximate
                                                                   Dollar Value)
                                                                   of Shares
                                                  Total Number     (or Units)
                                                  of Shares (or    that May Yet
                    Total          Average        Units)Purchased  Be Purchased
                    Number of      Price          as Part of       Under the
                    Shares (or     Paid           Publicly         Plans
                    Units          per Share      Announced Plans   or
Period              Purchased)     (or Unit)      or Program       Programs
--------------------------------------------------------------------------------
January 1 to
  January 31, 2005    14,831         $39.51            NA              NA
February 1 to
  February 28, 2005        -              -            NA              NA
March 1 to
  March 31, 2005           -              -            NA              NA
--------------------------------------------------------------------------------
Total                 14,831         $39.51            NA              NA
--------------------------------------------------------------------------------



                                * * * * * * * * *


ITEM 5.  Other Information

   On May 5, 2005, Standard & Poor's downgraded GM's and GMAC's long-term credit rating from BBB- with a negative outlook to BB with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from A-3 with a negative outlook to B-1 with a negative outlook.


                                * * * * * * * * *

ITEM 6.  Exhibits

Exhibit                                                                 Page
Number      Exhibit Name                                                Number
------      ------------                                                ------

(31.1)      Section 302 Certification of the Chief Executive Officer       35
(31.2)      Section 302 Certification of the Chief Financial Officer       36
(32.1)      Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002                            37
(32.2)      Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002                            38




                                   * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          GENERAL MOTORS CORPORATION
                                          --------------------------
                                          (Registrant)


Date:  May 10, 2005                   By:  /s/PETER R. BIBLE
                                     ---  -----------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)