Form 10-Q
period 2005-06-30
GENERAL MOTORS CORP
filed 2005-08-08
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2005


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

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes X.  No   .
                                                   ---

     As of July 31, 2005, there were outstanding 565,503,422 shares of the issuer's $1-2/3 par value common stock.

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

                       THIS PAGE LEFT BLANK INTENTIONALLY

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                      Page No.
Part I - Financial Information

     Item 1.   Condensed Financial Statements (Unaudited)

               Consolidated Statements of Income for the Three Months
                 and Six Months Ended June 30, 2005 and 2004
                 (as restated)                                              3

               Supplemental Information to the Consolidated Statements
                 of Income for the Three Months and Six Months Ended
                 June 30, 2005 and 2004 (as restated)                       4

               Consolidated Balance Sheets as of June 30, 2005,
                 December 31, 2004, and June 30, 2004 (as restated)         5

               Supplemental Information to the Consolidated Balance
                 Sheets as of June 30, 2005, December 31, 2004,
                 and June 30, 2004 (as restated)                            6

               Condensed Consolidated Statements of Cash Flows for
                 the Six Months Ended June 30, 2005 and 2004
                (as restated)                                               7

               Supplemental Information to the Condensed Consolidated
                 Statements of Cash Flows for the Six Months Ended
                 June 30, 2005 and 2004 (as restated)                       8

               Notes to Consolidated Financial Statements                   9

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and  Results of Operations                      22

     Item 3.   Quantitative and Qualitative Disclosures About
                 Market Risk                                               38

     Item 4.   Controls and Procedures                                     39

Part II - Other Information

     Item 1.   Legal Proceedings                                           39

     Item 2(c) Purchases of equity securities                              39

     Item 4.   Submission of Matters to a Vote of Security Holders         40

     Item 6.   Exhibits                                                    41

Signatures                                                                 42

Certifications

Exhibit 31.1   Section 302 Certification of the Chief Executive Officer    43
Exhibit 31.2   Section 302 Certification of the Chief Financial Officer    44
Exhibit 32.1   Certification of the Chief Executive Officer Pursuant to
                 18 U.S.C. Section 1350, As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002             45
Exhibit 32.2   Certification of the Chief Financial Officer Pursuant to
                 18 U.S.C. Section 1350, As Adopted Pursuant to
                 Section 906 of the Sarbanes-Oxley Act of 2002             46

                                     PART I


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ------------------       ----------------
                                                (As                     (As
                                              restated)              restated)
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
                                  (dollars in millions except per share amounts)

Total net sales and revenues      $48,469     $49,254     $94,242    $97,084
                                   ------      ------      ------     ------
Cost of sales and other expenses   40,089      39,778      79,402     78,551
Selling, general, and
  administrative expenses           5,432       5,171      10,321     10,180
Interest expense                    3,712       2,839       7,391      5,623
                                   ------      ------      ------     ------
  Total costs and expenses         49,233      47,788      97,114     94,354
                                   ------      ------      ------     ------
Income (loss) before income
  taxes, equity income
  and minority interests             (764)      1,466      (2,872)     2,730
Income tax expense (benefit)         (305)        302      (1,240)       610
Equity income (loss) and
  minority interests                  173         213         242        465
                                      ---       -----       -----      -----
  Net income (loss)                 $(286)     $1,377     $(1,390)    $2,585
                                      ===       =====       =====      =====

Basic earnings (loss) per share
  attributable to
  common stock (Note 9)            $(0.51)      $2.44      $(2.46)     $4.58
                                     ====        ====        ====       ====

Earnings (loss) per share
  attributable to common stock
  assuming dilution (Note 9)       $(0.51)      $2.42      $(2.46)     $4.54
                                     ====        ====        ====       ====





Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ------------------       ----------------
                                                (As                     (As
                                              restated)              restated)
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
                                              (dollars in millions)

AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues      $40,178     $41,202     $77,481    $81,339
                                   ------      ------      ------     ------
Cost of sales and other expenses   38,048      37,259      74,954     73,690
Selling, general, and
  administrative expenses           3,320       3,144       6,157      6,167
                                   ------      ------      ------     ------
  Total costs and expenses         41,368      40,403      81,111     79,857
                                   ------      ------      ------     ------
Interest expense                      671         596       1,356      1,158
Net expense from transactions
  with Financing and Insurance
  Operations                          100          59         187        127
                                      ---         ---       -----      -----
Income (loss) before income
  taxes, equity income, and
  minority interests               (1,961)        144      (5,173)       197
Income tax (benefit)                 (694)       (188)     (2,001)      (325)
Equity income (loss) and
  minority interests                  173         213         245        467
                                   ------         ---      ------        ---
  Net income (loss) - Automotive
    and Other Operations          $(1,094)       $545     $(2,927)      $989
                                    =====         ===       =====        ===

FINANCING AND INSURANCE OPERATIONS

Total revenues                     $8,291      $8,052     $16,761    $15,745
                                    -----       -----      ------     ------
Interest expense                    3,041       2,243       6,035      4,465
Depreciation and amortization
  expense                           1,404       1,333       2,802      2,663
Operating and other expenses        1,952       2,190       4,095      4,109
Provisions for financing and
  insurance losses                    797       1,023       1,715      2,102
                                    -----       -----      ------     ------
  Total costs and expenses          7,194       6,789      14,647     13,339
Net income from transactions
  with Automotive and
  Other Operations                   (100)        (59)       (187)      (127)
                                    -----       -----      ------     ------
Income before income taxes,
  equity income, and
  minority interests                1,197       1,322       2,301      2,533
Income tax expense                    389         490         761        935
Equity income (loss) and
  minority interests                    -           -          (3)        (2)
                                    -----       -----       -----      -----
  Net income - Financing and
    Insurance Operations             $808        $832      $1,537     $1,596
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                         (As
                                                                      restated)
                                                  June 30,             June 30,
                                                   2005     Dec. 31,     2004
                                                (Unaudited)  2004    (Unaudited)
                                                ----------   ----   ----------
                       ASSETS                         (dollars in millions)

Cash and cash equivalents                         $32,261   $35,993     $29,901
Marketable securities                              23,013    21,737      20,816
                                                   ------    ------      ------
  Total cash and marketable securities             55,274    57,730      50,717
Finance receivables - net                         178,137   199,600     192,023
Loans held for sale                                26,903    19,934      17,393
Accounts and notes receivable (less allowances)    18,465    21,236      16,989
Inventories (less allowances) (Note 3)             13,350    12,247      12,274
Deferred income taxes                              27,640    26,241      27,379
Net equipment on operating leases (less
  accumulated depreciation)                        36,076    34,214      32,321
Equity in net assets of nonconsolidated
  affiliates                                        4,969     6,776       6,381
Property - net                                     40,325    39,020      37,578
Intangible assets - net (Note 4)                    4,947     4,925       4,696
Other assets                                       60,512    57,680      57,709
                                                  -------   -------     -------
  Total assets                                   $466,598  $479,603    $455,460
                                                  =======   =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)              $28,694   $28,830     $26,377
Notes and loans payable                           283,621   300,279     277,027
Postretirement benefits other than pensions        30,525    28,111      31,691
Pensions                                            9,722     9,455       7,559
Deferred income taxes                               6,657     7,078       8,101
Accrued expenses and other liabilities             81,425    77,727      76,641
                                                  -------   -------     -------
  Total liabilities                               440,644   451,480     427,396
Minority interests                                    902       397         328
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  565,503,422; 565,132,021; and
  564,721,304 shares)                                 943       942         941
Capital surplus (principally additional
  paid-in capital)                                 15,255    15,241      15,181
Retained earnings                                  12,468    14,428      14,772
                                                   ------    ------      ------
   Subtotal                                        28,666    30,611      30,894
Accumulated foreign currency translation
  adjustments                                      (1,645)   (1,194)     (1,685)
Net unrealized gains on derivatives                   331       589         369
Net unrealized gains on securities                    687       751         557
Minimum pension liability adjustment               (2,987)   (3,031)     (2,399)
                                                  -------   -------     -------
   Accumulated other comprehensive loss            (3,614)   (2,885)     (3,158)
                                                  -------   -------     -------
     Total stockholders' equity                    25,052    27,726      27,736
                                                  -------   -------     -------
Total liabilities and stockholders' equity       $466,598  $479,603    $455,460
                                                  =======   =======     =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS
                                                                        (As
                                                                     restated)
                                                 June 30,             June 30,
                                                  2005      Dec. 31,     2004
                                               (Unaudited)   2004    (Unaudited)
                                               ----------    ----    ----------
                       ASSETS                         (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                        $12,445    $13,148     $13,182
Marketable securities                              3,629      6,655       8,319
                                                  ------    -------      ------
  Total cash and marketable securities            16,074     19,803      21,501
Accounts and notes receivable (less allowances)    8,087      6,713       6,396
Inventories (less allowances) (Note 3)            12,818     11,717      11,576
Net equipment on operating leases (less
  accumulated depreciation)                        6,723      6,488       6,914
Deferred income taxes and other current assets    10,570     10,794      10,876
                                                  ------     ------      ------
  Total current assets                            54,272     55,515      57,263
Equity in net assets of nonconsolidated
  affiliates                                       4,969      6,776       6,381
Property - net                                    38,480     37,170      35,684
Intangible assets - net (Note 4)                   1,658      1,599       1,412
Deferred income taxes                             18,976     17,399      18,316
Other assets                                      41,415     40,844      41,657
                                                 -------    -------     -------
  Total Automotive and Other Operations assets   159,770    159,303     160,713
Financing and Insurance Operations
Cash and cash equivalents                         19,816     22,845      16,719
Investments in securities                         19,384     15,082      12,497
Finance receivables - net                        178,137    199,600     192,023
Loans held for sale                               26,903     19,934      17,393
Net equipment on operating leases (less
  accumulated depreciation)                       29,353     27,726      25,407
Other assets                                      33,235     35,113      30,708
Net receivable from Automotive and Other
  Operations                                       2,846      2,426       2,004
                                                 -------    -------     -------
  Total Financing and Insurance Operations
    assets                                       309,674    322,726     296,751
                                                 -------    -------     -------
Total assets                                    $469,444    $482,029   $457,464
                                                 =======     =======    =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)             $25,361    $24,257     $23,084
Loans payable                                      1,563      2,062       2,625
Accrued expenses                                  44,390     46,147      46,726
Net payable to Financing and Insurance
  Operations                                       2,846      2,426       2,004
                                                  ------    -------      ------
  Total current liabilities                       74,160     74,892      74,439
Long-term debt                                    31,043     30,460      29,814
Postretirement benefits other than pensions       25,815     23,406      27,721
Pensions                                           9,629      9,371       7,489
Other liabilities and deferred income taxes       15,946     15,657      15,467
                                                 -------    -------     -------
  Total Automotive and Other Operations
    liabilities                                  156,593    153,786     154,930
Financing and Insurance Operations
Accounts payable                                   3,333      4,573       3,293
Debt                                             251,015    267,757     244,588
Other liabilities and deferred income taxes       32,549     27,790      26,589
                                                 -------    -------     -------
  Total Financing and Insurance Operations
    liabilities                                  286,897    300,120     274,470
                                                 -------    -------     -------
   Total liabilities                             443,490    453,906     429,400
Minority interests                                   902        397         328
     Total stockholders' equity                   25,052     27,726      27,736
                                                 -------    -------     -------
Total liabilities and stockholders' equity      $469,444   $482,029    $457,464
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                                 (As
                                                               restated)
                                                     2005        2004
                                                     ----        ----
                                                   (dollars in millions)

Net cash provided by operating activities
  (Note 1)                                         $2,489        $559

Cash flows from investing activities
Expenditures for property                          (2,944)     (3,201)
Investments in marketable securities -
  acquisitions                                    (10,830)     (6,466)
Investments in marketable securities -
  liquidations                                     10,269       7,064
Net originations and purchases of mortgage
  servicing rights                                   (784)       (816)
Increase in finance receivables                    (5,970)    (17,556)
Proceeds from sales of finance receivables         17,692       9,012
Operating leases - acquisitions                    (8,378)     (7,118)
Operating leases - liquidations                     3,258       3,992
Investments in companies, net of cash acquired      1,355         (32)
Other                                              (2,411)         982
                                                    -----      ------
Net cash provided by (used in) investing
  activities (Note 1)                               1,257     (14,139)

Cash flows from financing activities
Net (decrease) increase in loans payable           (8,411)      2,137
Long-term debt - borrowings                        30,440      37,784
Long-term debt - repayments                       (32,144)    (30,986)
Cash dividends paid to stockholders                  (570)       (564)
Other                                               3,619       2,804
                                                    -----      ------
Net cash (used in) provided by financing
  activities                                       (7,066)     11,175

Effect of exchange rate changes on cash and cash
  equivalents                                        (412)       (248)
                                                   ------      ------
Net decrease in cash and cash equivalents          (3,732)     (2,653)
Cash and cash equivalents at beginning of the
  period                                           35,993      32,554
                                                   ------      ------
Cash and cash equivalents at end of the period    $32,261     $29,901
                                                   ======      ======




Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Automotive and     Financing and
                                                  Other            Insurance
                                                  Six Months Ended June 30,
                                            ------------------------------------
                                                                          (As
                                                                       restated)
                                              2005     2004     2005      2004
                                              ----     ----     ----      ----
                                                    (dollars in millions)

Net cash (used in) provided by operating
  activities (Note 1)                       $(2,138)   $955    $4,627    $(396)

Cash flows from investing activities
Expenditures for property                    (2,813) (3,038)     (131)    (163)
Investments in marketable securities -
  acquisitions                                 (271)   (855)  (10,559)  (5,611)
Investments in marketable securities -
  liquidations                                3,137   1,603     7,132    5,461
Net change in mortgage services rights            -       -      (784)    (816)
Increase in finance receivables                   -       -    (5,970) (17,556)
Proceeds from sales of finance receivables        -       -    17,692    9,012
Operating leases - acquisitions                   -       -    (8,378)  (7,118)
Operating leases - liquidations                   -       -     3,258    3,992
Net investing activity with Financing and
  Insurance Operations                        1,000       -         -        -
Investments in companies, net of cash
  acquired                                    1,355     (53)        -       21
Other                                          (591)    110    (1,820)     872
                                              -----   -----     -----   ------
Net cash provided by (used in) investing
  activities (Note 1)                         1,817  (2,233)      440  (11,906)

Cash flows from financing activities
Net increase (decrease) in loans payable         46    (437)   (8,457)   2,574
Long-term debt - borrowings                      25     756    30,415   37,028
Long-term debt - repayments                     (20)    (55)  (32,124) (30,931)
Net financing activity with Automotive &
  Other                                           -       -    (1,000)       -
Cash dividends paid to stockholders            (570)   (564)        -        -
Other                                             -       -     3,619     2,804
                                                ---     ---     -----   ------
Net cash (used in) provided by financing
  activities                                   (519)   (300)   (7,547)  11,475
Effect of exchange rate changes on cash and
  cash equivalents                             (283)   (176)     (129)     (72)
Net transactions with Automotive/Financing
  Operations                                    420     512      (420)    (512)
                                                ---   -----     -----    -----
Net decrease in cash and cash equivalents      (703) (1,242)   (3,029)  (1,411)
Cash and cash equivalents at beginning of
  the period                                 13,148  14,424    22,845   18,130
                                             ------  ------    ------   ------
Cash and cash equivalents at end of the
  period                                    $12,445 $13,182   $19,816  $16,719
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the "Corporation," "General Motors" or "GM"). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM and GMAC Annual Reports on Form 10-K for the period ended December 31, 2004 and the GMAC Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.

Restatement of Quarterly 2004 Financial Statements for Out-of-Period Adjustments
   GM has made certain adjustments to restate previously reported quarterly financial results for 2004 that do not affect GM's 2004 total annual results, cash flows, or year-end 2004 financial position.
   During the fourth quarter of 2004, internal controls that had been put into place in connection with GM's Sarbanes-Oxley Section 404 program at GMAC's residential mortgage businesses identified certain out-of-period adjustments. The majority of these amounts resulted from items detected and recorded in the fourth quarter of 2004 that relate to prior 2004 quarters. As a result, GM has restated its 2004 quarterly and year-to-date financial statements. The most significant of these restatement adjustments relate to: (1) the estimation of fair values of certain interests in securitized assets, (2) the accounting for deferred income taxes related to certain secured financing transactions; and (3) the income statement effects of consolidating certain mortgage transfers previously recognized as sales.
   Upon identification of these out-of-period adjustments, GM analyzed their effect, together with the effect of out-of-period adjustments related to Auto & Other that had been previously considered immaterial to GM on a consolidated basis, and concluded that, in the aggregate, they were significant enough to warrant restatement of GM's 2004 quarterly results. The most significant of the Auto & Other out-of-period adjustments relates to GM's accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was initially reported in the first quarter of 2004 pursuant to FASB Staff Position
(FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted companies to recognize the effect of the Act beginning with its enactment date (December 8, 2003), or defer recognition until the issuance of final rules by the FASB. In the second quarter of 2004, FSP 106-2 was issued which superseded FSP 106-1 and clarified how to account for the effect of the Act under circumstances where a company's other postretirement employee benefits
(OPEB) plan has a plan year-end that is different from the company's fiscal year-end. This second quarter clarification provided guidance on the accounting for the effect of the Act in a manner different than GM had applied prior to restatement. A summary of the significant effects of the restatement follows:

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

                                    Three Months Ended       Six Months Ended
                                         June 30, 2004        June 30, 2004
                                       As                     As
                                   previously             previously
                                   reported * As restated reported * As restated
                                   ---------- ----------- ---------- -----------
                                  (dollars in millions except per share amounts)

Total net sales and revenues        $49,148    $49,254     $96,833    $97,084

Income before income taxes,
  equity  income, and minority
  interests                          $1,457     $1,466      $2,758     $2,730
Income tax expense                      306        302         579        610
Minority interests                      (23)       (23)        (46)       (46)
Earnings of nonconsolidated
  associates                            213        236         488        511
                                      -----      -----       -----      -----
  Net income                         $1,341     $1,377      $2,621     $2,585
                                      =====      =====       =====      =====

Basic earnings per share
  attributable to common stock        $2.37      $2.44       $4.64      $4.58
                                       ====       ====        ====       ====

Average number of shares of
  common stock outstanding -
  basic (in millions)                   565        565         565        565

Earnings per share attributable
  to common stock assuming dilution   $2.36      $2.42       $4.61     $4.54
                                       ====       ====        ====      ====

Average number of shares of
  common stock outstanding -
  diluted (in millions)                 568        568         569        569

Net income (loss) by reportable
  operating segment / region
  Automotive and Other Operations
   GM North America (GMNA)             $328       $355        $779       $756
   GM Europe (GME)                      (45)       (45)       (161)      (161)
   GM Latin America/Africa/Mid-East
    (GMLAAM)                             10         10          11         11
   GM Asia Pacific (GMAP)               236        259         511        534
   Other Operations                     (34)       (34)       (151)      (151)
                                         --         --         ---        ---
Net income - Automotive and
  Other Operations                      495        545         989        989
Financing and Insurance Operations
  Net income - Financing and
   Insurance Operations                 846        832       1,632      1,596
                                      -----      -----       -----      -----
Net income                           $1,341     $1,377      $2,621     $2,585
                                      =====      =====       =====      =====

*As reported in Form 10-Q for the quarter ended June 30, 2004.

Statements of Cash Flows
   After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash used in operating activities and net cash used in investing activities. These amounts for the six months ended June 30, 2004 have been reclassified to be consistent with the six months ended June 30, 2005.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

cash flow effects related to wholesale loans are reflected in the operating activities section of the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2005 and 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions.

   The following table shows the effects of this reclassification for the six months ended June 30, 2004, consistent with the 2005 presentation (dollars in millions):

Net cash provided by operating activities as previously
  reported                                                    $7,599
Reclassification                                              (7,040)
                                                               -----
Revised net cash provided by operating activities               $559
                                                                 ===

Net cash used in investing activities as previously
  reported                                                  $(21,179)
Reclassification                                               7,040
                                                              ------
Revised net cash used in investing activities               $(14,139)
                                                              ======

Presentation of Delphi Receivable
   As of June 30, 2005 GM's Consolidated Balance Sheet reflects a change in presentation of a receivable due from Delphi Corporation (Delphi). The receivable represents amounts that Delphi owes to GM for OPEB relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings at GM became available to them under certain employee "flowback" arrangements included in the 1999 Separation Agreement between GM and Delphi. GM is responsible to pay for the OPEB of the subject employees. In accordance with the terms of the 1999 Separation Agreement, Delphi will compensate GM for the total OPEB attributable to services rendered by the subject employees from their original GM service date through the date the subject employees flowed back to GM from Delphi. In prior periods this amount was netted against the OPEB liability carried on GM's balance sheet. As a result of the change in presentation, GM's June 30, 2005 Consolidated Balance Sheet reflects an $819 million increase in the amount presented under "Other Assets" and a corresponding liability increase under "Postretirement Benefits Other than Pensions." Cash settlement between GM and Delphi with respect to this receivable is scheduled to occur at the time of the employees' estimated retirement dates. GM has the right to offset the amounts owed by Delphi under this arrangement against amounts GM owes to Delphi for the purchase of Delphi products. At June 30, 2005, GM owed approximately $1.8 billion to Delphi for such purchases in North America.

New Accounting Standards

   In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB released FASB Staff Position (FSP) FIN 46(R)-5, which addresses whether a corporation should consider whether it holds an implicit interest in a variable interest entity (VIE) or potential VIE when specific conditions exist to determine if the guidance in FASB Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)), should be applied. GM had adopted FIN 46(R) as of January 1, 2004. GM adopted FSP FIN 46(R)-5 upon issuance. The Interpretation did not have an effect on GM's consolidated financial position or results of operations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (concluded)

   In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. Management does not expect this interpretation to have a material impact on GM's consolidated financial position or results of operations.
   In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on GM's consolidated financial position or results of operations.

NOTE 2. Acquisition and Disposal of Businesses

   On February 3, 2005, GM completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo Auto & Technology Company (GM Daewoo, formerly referred to as GM-DAT) for approximately $49 million. This increased GM's ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM's ownership in GM Daewoo to 50.9%. Accordingly, as of June 30, 2005, GM Daewoo was consolidated by GM. This increased GM's total assets and liabilities by approximately $4.7 billion and $4.5 billion, respectively, including one-time increases of $1.6 billion of cash and marketable securities and $1.3 billion of long-term debt. GM has not yet completed its allocation of the total purchase price of GM Daewoo to its net assets.
   The following unaudited financial information for the three and six months ended June 30, 2005 and 2004 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2004 (dollars in millions). The pro forma effect on net income is not significant compared to equity income recognized.

                                       Pro-forma                Pro-forma
                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30
                                -----------------------------------------------
                                   2005         2004        2005        2004
                                   ----         ----        ----        ----

Total net sales and revenues      $1,497      $1,047       $2,668      $2,039
Income (loss) before income
  taxes, equity income and
  minority interests                 $59         $34          $43         $18

   On February 13, 2005, GM entered into certain agreements with Fiat S.p.A.
(Fiat), under which GM and Fiat agreed to terminate and liquidate all joint ventures between them and GM would acquire certain strategic assets from Fiat. Effective May 13, 2005 the liquidation of these joint ventures and GM's acquisition of certain strategic assets from Fiat was completed. As a result, GM regained complete ownership of all of its respective assets originally contributed to each joint venture, GM acquired a 50% interest in a new joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 SDE diesel engine, and GM will co-own with Fiat key powertrain intellectual property, including the SDE and JTD diesel engines and the M20-32 six-speed manual transmission. This resulted in an increase of approximately $1.4 billion and $2.0 billion to assets and liabilities, respectively, in GM's Consolidated Balance Sheet as of June 30, 2005.
   On April 4, 2005, GM completed the sale of Electro-Motive Division (EMD) to an investor group led by Greenbriar Equity Group LLC and Berkshire Partners LLC. The sale covered substantially all of the EMD businesses, and both the LaGrange, Illinois and London, Ontario manufacturing facilities. This transaction did not have a material effect on GM's consolidated financial position or results of operations. The final consideration is contingent upon a closing date balance sheet audit.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 3.  Inventories

   Inventories included the following (dollars in millions):

                                             June 30,  Dec. 31,  June 30,
                                              2005       2004      2004
                                              -----      ----      ----

Automotive and Other Operations
-------------------------------
Productive material, work in process, and
  supplies                                   $5,364     $4,838    $5,324
Finished product, service parts, etc.         8,757      8,321     7,838
                                             ------     ------    ------
  Total inventories at FIFO                  14,121     13,159    13,162
   Less LIFO allowance                       (1,303)    (1,442)   (1,586)
                                             ------     ------    ------
     Total inventories (less allowances)    $12,818    $11,717   $11,576

Financing and Insurance Operations
----------------------------------
Off-lease vehicles                              532        530       698
                                             ------     ------    ------

Total consolidated inventories (less
  allowances)                               $13,350    $12,247   $12,274
                                             ======     ======    ======

NOTE 4.  Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of June 30, 2005, and 2004 were as follows (dollars in millions):

                                              Gross                     Net
                                            Carrying   Accumulated   Carrying
June 30, 2005                                Amount    Amortization   Amount
                                            ------------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights    $510          $93         $417
Non-amortizing intangible assets:
   Goodwill                                                               526
   Pension intangible asset                                               715
                                                                        -----
     Total goodwill and intangible assets                              $1,658
                                                                        -----

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                 $74          $45          29
   Trademarks and other                          40           22          18
   Covenants not to compete                      18           18           -
                                                ---           --          --
     Total                                     $132          $85         $47
                                                ===           ==

Non-amortizing intangible assets:
   Goodwill                                                             3,242
                                                                        -----
     Total goodwill and intangible assets                               3,289
                                                                        -----

Total consolidated goodwill and intangible
   assets                                                              $4,947
                                                                        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4.  Goodwill and Acquired Intangible Assets (concluded)


                                              Gross                     Net
                                            Carrying   Accumulated   Carrying
June 30, 2004                                Amount    Amortization   Amount
                                            ------------------------------------
Automotive and Other Operations
-------------------------------
Amortizing intangible assets:
   Patents and intellectual property rights    $303          $50         $253
Non-amortizing intangible assets:
   Goodwill                                                               540
   Pension intangible asset                                               619
                                                                        -----
      Total goodwill and intangible assets                             $1,412
                                                                        -----

Financing and Insurance Operations
----------------------------------
Amortizing intangible assets:
   Customer lists and contracts                 $65          $35          30
   Trademarks and other                          40           18          22
   Covenants not to compete                      18           18           -
                                                ---           --          --
     Total                                     $123          $71         $52
                                                ===           ==

Non-amortizing intangible assets:
   Goodwill                                                             3,232
                                                                        -----
     Total goodwill and intangible assets                               3,284
                                                                        -----

Total consolidated goodwill and intangible
   assets                                                              $4,696
                                                                        =====

   Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $33 million to $61 million.
   The changes in the carrying amounts of goodwill for the six months ended June 30, 2005, and 2004, were as follows (dollars in millions):
                                                       Total
                                                      Auto &
                                      GMNA     GME     Other    GMAC   Total GM
                                      ----     ---     -----    ----   --------
Balance as of December 31, 2004       $154     $446     $600  $3,274   $3,874
Goodwill acquired during the period      -        -        -       3        3
Effect of foreign currency
  translation                           (7)     (67)     (74)    (35)    (109)
                                       ---      ---      ---   -----    -----
Balance as of June 30, 2005           $147     $379     $526  $3,242   $3,768
                                       ===      ===      ===   =====    =====

Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
Goodwill acquired during the period      -        -        -       5        5
Effect of foreign currency
  translation                           (2)     (20)     (22)      4      (18)
Other                                   (5)       -       (5)        -     (5)
                                       ---      ---      ---   -----    -----
Balance as of June 30, 2004           $147     $393     $540  $3,232   $3,772
                                       ===      ===      ===   =====    =====

NOTE 5.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates, and the percent of GM's current equity ownership, or voting interest, in them include the following: Japan - Fuji Heavy Industries Ltd. (20.1% at June 30, 2005 and 2004), Suzuki Motor Corporation (20.2% at June 30, 2005 and 20.3% at June 30, 2004); China - Shanghai General Motors Co., Ltd (50% at June 30, 2005 and 2004), SAIC GM Wuling Automobile Co., Ltd (34% at June 30, 2005 and 2004); Korea - GM Daewoo (50.9% at June 30, 2005 and 44.6% at June 30,
2004) With the increase in ownership, GM Daewoo was consolidated by GM at June 30, 2005 - see Note 2; Italy - GM-Fiat Powertrain (FGP) (50% at March 31, 2004).
   Information regarding GM's share of income for all nonconsolidated affiliates in the following countries is included in the table below (in millions):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 5.  Investment in Nonconsolidated Affiliates (concluded)

GM's share of nonconsolidated affiliates' net income (loss):

                            Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                          -------------------------------------------------
                            2005          2004         2005          2004
                            ----          ----         ----          ----
   Italy                     $11           $11          $32           $29
   Japan                     $45           $53          $95          $159
   China                     $99          $148         $132          $310
   Korea                     $25           $15          $17            $7

   On February 13, 2005, GM entered into certain agreements with Fiat, under which GM and Fiat have terminated and liquidated all joint ventures between them in existence at that time - see Note 2. Separately, during the second quarter of 2005, GM entered into a new joint venture with Fiat in Poland, GM Fiat Powertrain Polska, with each party owning 50% of the joint venture.

NOTE 6.  Product Warranty Liability

   Policy, product warranty, and recall campaigns liability included the following (dollars in millions):

                                      Six Months   Twelve Months   Six Months
                                        Ended         Ended          Ended
                                    June 30, 2005  Dec. 31, 2004  June 30, 2004
                                    -------------  -------------  -------------

Beginning balance                        $9,315       $8,832        $8,832
Payments                                 (2,366)      (4,669)       (2,290)
Increase in liability
  (warranties issued during period)       2,867        5,065         2,794
Adjustments to liability (pre-existing
  warranties)                              (264)         (85)         (157)
Effect of foreign currency translation
  and other adjustments                    (263)         172           (23)
                                          -----        -----         -----
Ending balance                           $9,289       $9,315        $9,156
                                          =====        =====         =====

   Warranty liability amounts in the table above have been revised to include amounts with respect to certified-used vehicles. December 31 and June 30, 2004 balances have been revised accordingly to provide a comparative basis.

NOTE 7.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $639 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers' assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $154 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At June 30, 2005 approximately $32 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.4 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 7.  Commitments and Contingent Matters (concluded)

   In connection with the Delphi spinoff, completed May 28, 1999, GM has provided limited guarantees with respect to benefits for former GM employees relating to pensions, post-retirement healthcare, and life insurance. In addition, GM has provided limited guarantees with respect to benefits for former GM employees relating to pensions, post-retirement healthcare, and life insurance in connection with certain other divestitures. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation's obligations under them are not probable and estimable. Delphi has given GM an indemnification with respect to all amounts for which GM may be obligated under the guarantee obligation GM has with respect to employees of Delphi.
   In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation's consolidated financial position or results of operations.

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2005. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

NOTE 8.  Comprehensive Income (Loss)

   GM's total comprehensive income (loss), net of tax, was as follows (in millions):

                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30
                                 ---------------------------------------------
                                    2005        2004        2005        2004
                                    ----        ----        ----        ----

Net income (loss)                   $(286)     $1,377     $(1,390)     $2,585
Other comprehensive income
   (loss)                               2         302        (729)        448
                                      ---       -----       -----       -----
  Total                             $(284)     $1,679     $(2,119)     $3,033
                                      ===       =====       =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 9.  Earnings Per Share Attributable to Common Stock

   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                               Income              Per Share
                                               (Loss)    Shares     Amount
Three Months Ended June 30, 2005
Basic EPS
  (Losses) attributable to common stock         $(286)      565       $(0.51)
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -           -
                                                  ---       ---         ----
Diluted EPS
  Adjusted (losses) attributable to common
   stock                                        $(286)      565       $(0.51)
                                                  ===       ===         ====

Three Months Ended June 30, 2004
Basic EPS
  Earnings attributable to common stock        $1,377       565        $2.44
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         3            -
                                                -----       ---         ----
Diluted EPS
  Adjusted earnings attributable to common
   stock                                       $1,377       568        $2.42
                                                =====       ===         ====

Six Months Ended June 30, 2005
Basic EPS
  (Losses) attributable to common stock       $(1,390)      565       $(2.46)
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -            -
                                                -----       ---         ----
Diluted EPS
  Adjusted (losses) attributable to common
   stock                                      $(1,390)      565       $(2.46)
                                                =====       ===         ====

Six Months Ended June 30, 2004
Basic EPS
  Earnings attributable to common stock        $2,585       565        $4.58
                                                                        ====
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         4            -
                                                -----       ---         ----
Diluted EPS
  Adjusted earnings attributable to common
   stock                                       $2,585       569        $4.54
                                                =====       ===         ====

   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 112 million as of June 30, 2005 and 223 million as of June 30, 2004. In addition, for periods in which there was a loss attributable to common stocks, options to purchase shares of GM $1-2/3 par value common stock with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 10.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                   ------------------------------------------
                                      2005       2004       2005       2004
                                      ----       ----       ----       ----

   Depreciation                     $1,292     $1,441     $2,562     $2,589
   Amortization of special tools       803        774      1,619      1,500
   Amortization of intangible
     assets                             13          9         23         16
                                     -----      -----      -----      -----
     Total                          $2,108     $2,224     $4,204     $4,105
                                     =====      =====      =====      =====

NOTE 11.  Pensions and Other Postretirement Benefits

                               U.S. Plans Non-U.S. Plans
                            Pension Benefits  Pension Benefits  Other Benefits
                            ---------------------------------------------------
                              Three Months      Three Months     Three Months
                                  Ended            Ended            Ended
                                June 30,          June 30,         June 30,
                            ---------------------------------------------------
                             2005     2004     2005    2004     2005     2004
                            ---------------------------------------------------
Components of expense                      (dollars in millions)
Service cost                 $274     $275      $70     $60     $188     $149
Interest cost               1,237    1,263      235     216    1,079      967
Expected return on plan
  assets                   (1,974)  (1,955)    (182)   (163)    (421)    (274)
Amortization of prior
  service cost                291      319       26      23      (15)     (20)
Recognized net actuarial
  loss                        479      464       69      47      586      278
Curtailments, settlements,
  and other                    21        -       25       1        2        -
                              ---      ---      ---     ---    -----    -----
Net expense                  $328     $366     $243    $184   $1,419   $1,100
                              ===      ===      ===     ===    =====    =====

                            ---------------------------------------------------
                            Six Months Ended  Six Months Ended Six Months Ended
                                June 30,          June 30,         June 30,
                            ---------------------------------------------------
                             2005     2004     2005    2004     2005     2004
                            ---------------------------------------------------
Components of expense                      (dollars in millions)
Service cost                 $548     $548     $142    $122     $376     $306
Interest cost               2,474    2,523      476     439    2,160    1,984
Expected return on plan
  assets                   (3,948)  (3,908)    (367)   (326)    (842)    (547)
Amortization of prior
  service cost                582      638       53      47      (31)     (40)
Recognized net actuarial
  loss                        958      928      138      95    1,172      652
Curtailments, settlements,
  and other                   112       34       84       8        2        -
                              ---      ---      ---     ---    -----    -----
Net expense                  $726     $763     $526    $385   $2,837   $2,355
                              ===      ===      ===     ===    =====    =====

   During the second quarter of 2005, GM withdrew $1 billion from its Voluntary Employees' Beneficiary Association (VEBA) trust as a reimbursement for its retiree health care payments. On July 1, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM's liquidity.

NOTE 12.  2005 Initiatives

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 12.  2005 Initiatives (concluded)

   GME results in the first and second quarters of 2005 include after-tax separation charges of $422 million and $126 million, respectively, related to the restructuring plan announced in the fourth quarter of 2004. This plan targets a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The charge incurred in the first quarter of 2005 covers approximately 5,650 people, of whom 4,900 are in Germany. The charge in the second quarter of 2005 covers approximately 600 additional people, as well as those charges related to previous separations that are required to be amortized over future periods, and costs related to the dissolution of the FGP joint ventures.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)


NOTE 13.  Segment Reporting

                                                                                     Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP     GMA    Other      Other      GMAC  Financing   Financing
                                  ----     ---   ------   ----     ---    -----      -----      ----  ---------   ---------
For the Three Months Ended                                       (dollars in millions)
  June 30, 2005
Manufactured products
  sales and revenues:
  External customers           $28,038  $8,025   $2,742  $1,640   $40,445    $(267)  $40,178   $8,319    $(28)      $8,291
  Intersegment                    (913)    438      193     282         -        -         -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----      --        -----
   Total manufactured products $27,125  $8,463   $2,935  $1,922   $40,445    $(267)  $40,178   $8,319    $(28)      $8,291
                                ======   =====    =====   =====    ======     ====    ======    =====      ==        =====
Interest income (a)               $318     $112     $10      $2      $442    $(252)     $190     $432    $(70)        $362
Interest expense                  $755     $132     $38      $9      $934    $(263)     $671   $3,050     $(9)      $3,041
Net income (loss)              $(1,194)   $(89)     $33    $176   $(1,074)    $(20)  $(1,094)    $816    $ (8)        $808
Segment assets                $124,188 $24,087   $4,876 $10,219  $163,370  $(3,600) $159,770 $309,991   $(317)    $309,674

For the Three Months Ended
  June 30, 2004
Manufactured products
  sales and revenues:
  External customers           $29,988  $7,917   $1,764  $1,456   $41,125      $77   $41,202   $7,703    $349       $8,052
  Intersegment                    (559)    177      145     237         -        -         -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----      --        -----
   Total manufactured products $29,429  $8,094   $1,909  $1,693   $41,125      $77   $41,202   $7,703    $349       $8,052
                                ======   =====    =====   =====    ======     ====    ======    =====      ==        =====
Interest income (a)               $212     $92      $(3)     $4      $305    $(170)     $135     $329    $(68)        $261
Interest expense                  $655     $88      $16      $5      $764    $(168)     $596   $2,253    $(10)      $2,243
Net income (loss)                 $355    $(45)     $10    $259      $579     $(34)     $545     $846    $(14)        $832
Segment assets                $129,862 $24,829   $3,672  $3,925  $162,288  $(1,575) $160,713 $296,968   $(217)    $296,751

For the Six Months Ended
  June 30, 2005
Manufactured products
  sales and revenues:
  External customers           $54,123 $15,598   $4,876  $3,175   $77,772    $(291)  $77,481  $16,540   $ 221      $16,761
  Intersegment                  (1,620)    822      358     441         1       (1)        -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------   ------      --        -----
   Total manufactured products $52,503 $16,420   $5,234  $3,616   $77,773    $(292)  $77,481  $16,540    $221      $16,761
                                ======   =====    =====   =====    ======     ====    ======   ======      ==        =====
Interest income (a)               $614    $203      $29      $5      $851    $(452)     $399     $909   $(164)        $745
Interest expense                $1,513    $243      $62     $16    $1,834    $(478)   $1,356   $6,051    $(16)      $6,035
Net income (loss)              $(2,754)  $(614)     $79    $236   $(3,053)    $126   $(2,927)  $1,544     $(7)      $1,537

For the Six Months Ended
  June 30, 2004
Manufactured products
  sales and revenues:
  External customers           $59,631 $15,195   $3,493  $2,884   $81,203     $136   $81,339  $15,273    $472      $15,745
  Intersegment                  (1,099)    442      249     408         -        -         -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------   ------     ---       ------
   Total manufactured products $58,532 $15,637   $3,742  $3,292   $81,203     $136   $81,339  $15,273    $472      $15,745
                                ======   =====    =====   =====    ======     ====    ======   ======     ===       ======
Interest income (a)               $398    $173       $8      $6      $585    $(293)     $292     $662   $(137)        $525
Interest expense                $1,294    $175      $10     $12    $1,491    $(333)   $1,158   $4,476    $(11)      $4,465
Net income (loss)                 $756   $(161)     $11    $534    $1,140    $(151)     $989   $1,610    $(14)      $1,596



------------------------------------
(a) Interest income is included in net sales and revenues from external customers.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

 Note 14. Subsequent Event

   On August 3, 2005, GMAC announced that it had entered into a definitive binding agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The transaction will allow GMAC Commercial Mortgage increased access to capital for continued growth of its business and GMAC to retain a significant economic interest. The transaction closing is contingent upon GMAC Commercial Mortgage securing an investment grade senior debt rating by Standard & Poor's, Moody's, and Fitch. It is expected that the transaction will be completed during the fourth quarter of 2005, subject to all necessary conditions and approvals.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or GM) 2004 Annual Report on Form 10-K, as well as General Motors Acceptance Corporation's (GMAC) Annual Report on Form 10-K for the period ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
   GM presents separate supplemental financial information for its reportable operating segments:
     o Automotive and Other Operations (Auto & Other); and
     o Financing and Insurance Operations (FIO).
   GM's Auto & Other reportable operating segment consists of:
     o GM's four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and
     o Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including egacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.
   GM's FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.
   Consistent with industry practice, market share information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.
   The accompanying MD&A gives effect to the restatement of the 2004 Quarterly Consolidated Financial Statements discussed in Note 1 to the Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

Consolidated Results                   Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Consolidated:
  Total net sales and revenues         $48,469    $49,254    $94,242    $97,084
  Net income (loss)                      $(286)    $1,377    $(1,390)    $2,585
  Net margin                              (0.6%)      2.8%      (1.5%)      2.7%
Automotive and Other Operations:
  Total net sales and revenues         $40,178    $41,202    $77,481    $81,339
  Net income (loss)                    $(1,094)      $545    $(2,927)      $989
Financing and Insurance Operations:
  Total revenues                        $8,291     $8,052    $16,761    $15,745
  Net income                              $808       $832     $1,537     $1,596

   The decrease in second quarter 2005 total net sales and revenues, compared with second quarter 2004, was due to decreased GMA revenue of $680 million, primarily driven by lower production volume and unfavorable product mix at GMNA, partly offset by revenue increases in all other automotive regions. FIO revenue increased $239 million.
   Consolidated net income decreased $1.7 billion to a net loss of $286 million in the second quarter of 2005, compared to income of $1.4 billion in the second quarter of 2004. The net loss at Auto & Other of $1.1 billion is primarily attributable to GMNA, which had a net loss of $1.2 billion, and GME, which had a net loss of $89 million, partially offset by net income at GMLAAM and GMAP. GMAC earned $816 million in the second quarter of 2005, down $30 million from the 2004 level, reflecting lower financing income partially offset by higher income from mortgage and insurance operations.
   For the six months ended June 30, 2005, GM incurred a net loss of $1.4 billion, compared with net income of $2.6 billion in 2004. A significant loss at GMNA, primarily due to lower production volume, weaker product mix, material cost pressure, and higher healthcare costs, is the primary reason for the overall net loss for the first half of the year.
   On a consolidated basis, GM recognized a net tax benefit of $305 million on a loss before taxes, equity income, and minority interests of $764 million, resulting in an effective tax rate for the second quarter of 2005 of 40%. For 2005, GM expects to recognize substantial permanent tax benefits that do not vary with pre-tax income, such as Medicare Part D benefits in the U.S. For the second quarter of 2005, GM's income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM's automotive regions based on tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations. GM's quarterly tax provisions for the remainder of 2005 will be consistent with this approach.

Second quarter 2005 results, compared to second quarter 2004, included:
   o Global automotive market share increased 0.5 percentage point to 15.2%;
   o GMNA incurred a significant loss due to lower volumes, unfavorable mix, material cost pressure, and increased health-care expense;
   o GME achieved improved operating results, which were more than offset by a restructuring charge related to ongoing initiatives;
   o GMLAAM was profitable for the sixth consecutive quarter;
   o GMAP earned lower net income resulting from conditions in China and lower income at GM Holden; and
   o GMAC earned significant net income despite a lower net interest margin environment.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Auto & Other:
  Total net sales and revenues         $40,178    $41,202    $77,481    $81,339
  Net income (loss)                    $(1,094)      $545    $(2,927)      $989
GMA net income (loss) by region:
  GMNA                                 $(1,194)      $355    $(2,754)      $756
  GME                                      (89)       (45)      (614)      (161)
  GMLAAM                                    33         10         79         11
  GMAP                                     176        259        236        534
                                        ------        ---     ------     ------
   Net income (loss)                   $(1,074)      $579    $(3,053)    $1,140
  Net margin                              (2.7%)      1.4%      (3.9%)      1.4%
  GM global automotive market share       15.2%      14.7%      14.3%      14.1%
Other:
  Net income (loss)                       $(20)      $(34)      $126      $(151)

   GM Auto & Other net sales and revenues declined $1.0 billion, or 2.5%, in the second quarter of 2005, compared to the year-earlier quarter. The decrease was more than accounted for by a 7.8% decline in GMNA's total revenues, while all other regions increased revenues over the second quarter of 2004. GM's global market share was 15.2% and 14.7% for the second quarters of 2005 and 2004, respectively. GMNA's market share increased 1.1 percentage points, to 27.3% for the quarter, compared to 2004. Market share gains were achieved in GMLAAM and GMAP, while GME's share remained unchanged despite an increase in sales volume. See discussion below under each region.
   GMA incurred a net loss of $1.1 billion in the second quarter 2005, compared to net income of $579 million in 2004, primarily due to a substantial loss at GMNA and a restructuring charge at GME.
   For the six months ended June 30, 2005, GMA total net sales and revenues decreased $3.4 billion over the year-earlier period, with a decrease in GMNA of $6.0 billion more than offsetting increases in all other automotive regions. Over the same period, GMA incurred a net loss of $3.1 billion, compared to net income of $1.1 billion in 2004, primarily resulting from a loss of $2.8 billion at GMNA in 2005 and restructuring charges at GME.
   Other Operations incurred losses of $20 million and $34 million in the second quarters of 2005 and 2004, respectively, and earned net income of $126 million for the first six months of 2005, compared to a net loss of $151 million for the year-earlier period. The improved performance in 2005 was primarily due to tax benefits allocated to Other Operations, partly offset by interest expense and legacy costs.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
GMNA:
  Net income (loss)                    $(1,194)      $355    $(2,754)      $756
  Net margin                              (4.4%)      1.2%      (5.2%)      1.3%

Production volume                                (volume in thousands)
  Cars                                     458        543        928      1,068
  Trucks                                   789        846      1,502      1,666
                                         -----      -----      -----      -----
   Total GMNA                            1,247      1,389      2,430      2,734

Vehicle unit sales
  Industry - North America               5,631      5,393     10,318     10,068
  GM as a percentage of industry          27.3%      26.2%      26.4%      26.3%

  Industry - U.S.                        4,801      4,598      8,801      8,592
  GM as a percentage of industry          27.9%      26.7%      26.7%      26.7%
  GM cars                                 23.5%      23.5%      23.4%      24.6%
  GM trucks                               31.3%      29.4%      29.4%      28.4%

   North American industry vehicle unit sales increased to 5.6 million in the second quarter of 2005 compared to 5.4 million in 2004, and GMNA's market share increased 1.1 percentage points to 27.3% from 26.2% in the second quarter of 2004. Over this period U.S. industry sales increased 4.4% to 4.8 million units. GM's U.S. market share increased by 1.2 percentage points, to 27.9%, compared to the second quarter of 2004. U.S. car market share remained unchanged at 23.5%, while U.S. truck market share increased to 31.3%, up 1.9 percentage points. Increased volume of new models and successful marketing programs, in particular employee pricing offers, were primary drivers of the increased retail sales in the 2005 period.
   In the second quarter of 2005, GMNA recorded a net loss of $1.2 billion, a deterioration of $1.5 billion from 2004 net income of $355 million. The decrease was primarily due to lower production volume, higher health-care expense, unfavorable product mix, and unfavorable material costs. Production volume was lower in 2005 by 142 thousand units, at 1.247 million for the quarter, compared to 1.389 million in the second quarter of 2004. Dealer inventories in the U.S. declined by 349 thousand units as a result of decreased production and strong retail sales in the quarter, to 1.018 million at June 30, 2005, from 1.367 million units at June 30, 2004. Product mix was unfavorable primarily due to a decrease in sales of large utility vehicles, resulting from the need to reduce dealer inventory levels in light of the upcoming launch of the GMT 900 full-size sport utility vehicle later this year. In addition, GMNA produced more fleet vehicles (28.4% of production in the second quarter of 2005, compared to 25.1% in the second quarter of 2004) that are less profitable than retail units. Country of sale mix, with higher sales in Canada and Mexico, and model mix were unfavorable, as well. In the second quarter of 2005, GMNA completed its annual study of warranty reserves. This resulted in a favorable pretax adjustment of $237 million, compared to $138 million in the second quarter of 2004 ($147 million and $86 million after tax, respectively).
   North American industry vehicle unit sales increased 2.5% to 10.3 million in the first six months of 2005 from 10.1 million in the first six months of 2004, while GMNA's market share increased by 0.1 percentage point to 26.4% in 2005 year-to-date, compared to 26.3% in 2004.
   For the first six months of 2005, industry vehicle unit sales in the United States increased 2.4% to 8.8 million units from 8.6 million units in the year-earlier period. GM's 2005 year-to-date U.S. market share remained unchanged, at 26.7%. U.S. car market share declined by 1.2 percentage points to 23.4%, while U.S. truck market share increased to 29.4%, up 1.0 percentage point from 2004.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results (concluded)

   For the first six months of 2005 GMNA incurred a net loss of $2.8 billion, compared to net income of $756 million in 2004, primarily due to lower production volume, higher health-care expense, and unfavorable product mix. In addition, results in the first half of 2005 included an after-tax charge of $140 million related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S. The first half of 2005 also included a charge of $84 million, after tax, for the write-down to fair market value of various plant assets in connection with the cessation of production at the Lansing assembly plant during the second quarter of 2005.
   Vehicle revenue per unit was $18,811 for the second quarter of 2005, slightly higher compared to $18,801 for the second quarter of 2004.

GM North America Recovery Plan

   GM has announced plans to improve results at GMNA. The key elements of these plans and actions to date are as follows:
   - Execution of new products:
     o Increasing capital spending by approximately $1 billion in 2005, concentrated on new products;
     o Advancing the timing of several high volume, high profit programs, including large pick-ups and mid- and large-utilities;
     o Achieving strong sales of recently launched products, such as the Cobalt and H3, and
     o Launching additional products in the near term, including the Chevrolet HHR, Pontiac Solstice, and Cadillac DTS.
   - Retool sales and marketing strategy:
     o Clarifying, focusing, and differentiating the role of each North American brand;
     o  Increasing advertising to support new products;
     o Implementing pricing and/or content changes on approximately half of 2006 model year products, emphasizing total value to customers, and decreasing reliance on sales incentives;
     o Focusing on improving GM's sales performance in major metropolitan markets; and
     o  Improving the retail distribution network.
   - Reduce cost and improve quality:
     o Continuing the improvements in quality and productivity that have been recognized in recent surveys by J.D. Power and the Harbour Report;
     o  Continuing to implement capacity reductions; and
     o Continuing efforts to reduce material costs through global sourcing efforts.
   - Address health care cost burden:
     o GM is engaged in discussions with the UAW and other unions, focused on a cooperative approach to significantly reduce GM's health care cost disadvantage.

Delphi Matters

   Delphi Corporation, a major supplier to GM's automotive operations and a former subsidiary of GM, has presented GM with information regarding its intention to address its existing legacy liabilities and the high cost structure of its U.S. operations. Delphi has stated that it has also outlined this information to its largest union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), and separately to its other U.S. unions. Delphi has stated that it is seeking a comprehensive restructuring of its U.S. operations in which it obtains participation by its unions and financial support from GM. Delphi has also stated that, if it is not successful in achieving a restructuring by October 17, 2005, it would consider other strategic alternatives, including a judicial reorganization under Federal bankruptcy laws. GM is considering Delphi's request in order to determine what participation by GM, if any, would be in the best interests of GM and its stockholders. Delphi has notified
GM that, assuming GM participates in Delphi's restructuring in a manner satisfactory to Delphi, it is Delphi's view there is not a likelihood that GM would become obligated to provide any benefits pursuant to the benefit guarantee agreement GM entered into with certain of its unions in 1999 (see Note 7 to the Consolidated Financial Statements), but has indicated that without GM's financial participation in Delphi's restructuring proposal, it expects that its view as to that matter would change.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe                              Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
GME net loss                              $(89)      $(45)     $(614)    $(161)
GME net margin                            (1.1%)     (0.6%)     (3.7%)    (1.0%)

                                                  (volume in thousands)
Production volume                          501        503      1,003       976

Vehicle unit sales
  Industry                               5,673      5,576     10,945    10,929
  GM as a percentage of industry           9.7%       9.7%       9.7%      9.5%

GM market share - Germany                 11.1%      10.8%      11.0%     10.7%
GM market share - United Kingdom          15.5%      13.9%      15.2%     14.0%

   Industry vehicle unit sales increased in Europe during the second quarter of 2005 by 1.7% to 5.7 million, from 5.6 million in the second quarter of 2004, with strong year-over-year growth in most of the region, partly offset by declines in the U.K., Italy, and Central Europe. In line with higher industry volumes, GME's vehicle unit sales increased by 10 thousand units over the second quarter of 2004, to 549 thousand units. GME's market share remained unchanged at 9.7%. In GM's two largest markets in Europe, GM gained market share: share was 11.1% in Germany, a 0.3 percentage point increase versus the second quarter of 2004, and 15.5% in the United Kingdom, an increase of 1.6 percentage points versus the same period in 2004. Market share was mixed in the rest of the region, with improvements in Italy and Eastern Europe, and declines in France, Spain, and other markets.
   Net loss for GME totaled $89 million and $45 million in the second quarters of 2005 and 2004, respectively. The second quarter 2005 loss includes an after-tax restructuring charge of $126 million, related to the initiative announced in the fourth quarter of 2004 and costs of dissolving GM's powertrain and purchasing joint ventures with Fiat S.p.A (Fiat). This charge and continued unfavorable price pressure more than offset improvements in structural costs (including the initial effects of the restructuring initiative), favorable material costs, and the effects of positive product mix.
   For the first six months of 2005, industry unit sales were essentially unchanged from the 2004 period in Europe, at 10.9 million units. GM's market share in the region increased 0.2 percentage point in the first half of 2005, to 9.7%. GM's share improved in both the U.K., up 1.2 percentage points to 15.2%, and in Germany, up 0.3 percentage point to 11.0%, compared to the first six months of 2004.
   For the six months ended June 30, 2005, GME's net loss was $614 million, compared to $161 million for the same period in 2004. The increased loss was more than accounted for by after-tax restructuring charges totaling $548 million (including $422 million in the first quarter). These charges and unfavorable price more than offset favorable mix and material and structural cost improvements.
   The restructuring plan noted above targets a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The charge incurred in the second quarter of 2005 covers approximately 600 people, as well as those charges related to previous separations that are required to be amortized over future periods. The charge incurred in the first quarter of 2005 covered approximately 5,650 people, of whom 4,900 are in Germany. The Corporation's plan is on track and anticipates further separations and associated charges in the remainder of 2005 and into 2006 and 2007. The amount of such future separation charges will be recognized in the respective periods, and will depend both on the type of separations and associated workforce demographics.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


GM Latin America/Africa/Mid-East       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
GMLAAM net income                          $33        $10        $79        $11
GMLAAM net margin                          1.1%       0.5%       1.5%       0.3%

                                                  (volume in thousands)
Production volume                          196        172        381        331

Vehicle unit sales
  Industry                               1,237      1,020      2,381      2,004
  GM as a percentage of industry          18.3%      17.1%      17.2%      16.6%

GM market share - Brazil                  21.9%      23.5%      20.6%      23.5%

   Industry vehicle unit sales in the LAAM region increased over 21% in the second quarter of 2005, to 1.237 million units, compared to the second quarter of 2004. Overall, GMLAAM's market share for the region increased 1.2 percentage points, to 18.3% in the second quarter of 2005. This increase was primarily the result of a 3.4 percentage point increase in South Africa market share, and increases in Argentina and the Middle East, partly offset by a decrease of 1.6 percentage points in Brazil. GM's market share in Brazil was adversely affected by the lack of a 1.0 liter flex-fuel vehicle in the low market segment. This will be addressed in the third quarter of 2005 with the launch of the Chevrolet Celta with flex-fuel.
   GMLAAM earned net income of $33 million in the quarter, up from net income of $10 million in the second quarter of 2004. The increase in net income was primarily the result of higher production volume, partly offset by negative foreign exchange, especially in Brazil. The second quarter of 2005 is the sixth consecutive quarter of profitability for GMLAAM.
   In the first half of 2005, industry vehicle unit sales grew to 2.381 million units, up 18.8% over the first half of 2004. GM's market share in the region increased to 17.2%, from 16.6% in 2004, despite a decrease in share in Brazil, down 2.9 percentage points to 20.6%.
   For the first half of 2005, GMLAAM earned $79 million, compared to $11 million a year earlier, primarily due to higher income in South Africa, Venezuela, and Colombia, partially offset by unfavorable results in Brazil.

GM Asia Pacific                        Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
GMAP net income                           $176       $259       $236       $534
GMAP net margin                            9.2%      15.3%       6.5%      16.2%

                                                  (volume in thousands)
Production volume                          400        337        735        633

Vehicle unit sales
  Industry                               4,500      4,048      9,142      8,620
  GM as a percentage of industry           6.3%       5.6%       5.6%       5.2%

GM market share - Australia               18.0%      19.3%      18.2%      19.7%
GM market share - China                   11.4%       9.8%      10.9%       9.8%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review (concluded)

GM Asis Pacific (concluded)

   Industry vehicle unit sales in the Asia Pacific region increased 11.2% in the second quarter of 2005 compared to the second quarter of 2004, to 4.5 million units, with slightly over half the unit increase in China, and growth throughout the region. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company [GM Daewoo] and China affiliates) in the region by 55 thousand units, or 24.7% in the period, to 281 thousand units from 226 thousand in 2004, driven primarily by higher sales in China. GMAP's second quarter 2005 market share increased to 6.3%, from 5.6% in the second quarter of 2004. GMAP increased its market share in China to 11.4% in the second quarter of 2005, up from 9.8% in the second quarter of 2004. Market share in Australia decreased in the period to 18.0%, compared to 19.3% in the second quarter of 2004, primarily due to lower sales of full-sized cars.
   In the first six months of 2005, industry vehicle unit sales in the region increased 522 thousand units, or 6.1%, to 9.1 million, over the year earlier period, while GMAP's sales increased 63 thousand units, or 13.9%, to 513 thousand. The bulk of GMAP's growth, 49 thousand units, was in China, where market share grew 1.1 percentage points to 10.9% for the first half of 2005. Overall in the region, GMAP's market share increased 0.4 percentage point, to 5.6%, in the period, compared to 2004.
   Net income from GMAP was $176 million and $259 million in the second quarters of 2005 and 2004, respectively. For the six-month periods ending June 30, 2005 and 2004, GMAP's net income was $236 million and $534 million, respectively. The decrease in income was primarily due to lower equity earnings from Shanghai GM, largely due to unfavorable product mix and unfavorable price. In addition, GM Holden's 2005 results have been lower than in 2004 due to reduced sales of locally produced vehicles and the unfavorable effect of the failure ION, a local supplier.
   On June 28, 2005 GM increased its ownership in GM Daewoo to 50.9% from 48.2%. Accordingly, as of June 30, 2005, GM Daewoo was consolidated by GM. See Note 2 to the Consolidated Financial Statements.

Other Operations                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -----------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Other:
  Total net sales, revenues, and
    eliminations                         $(267)       $77     $(292)       $136
  Net income (loss)                       $(20)      $(34)     $126       $(151)

   Other Operations incurred net losses of $20 million and $34 million in the second quarters of 2005 and 2004, respectively. Results for 2005 include tax benefits of $158 million recognized in Other Operations. As discussed above, these benefits relate to various items that generally do not vary with changes in pre-tax income. These benefits were partially offset by legacy costs, interest expense, and exchange. Other Operations' results include after-tax legacy costs of $129 million and $102 million for the second quarters of 2005 and 2004, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
   For the first half of 2005, Other Operations earned net income of $126 million, compared to a net loss of $151 million in the 2004 period. The improvement is attributable to tax benefits, as discussed above, of $547 million allocated to Other Operations in 2005, partially reduced by increases in legacy costs, interest expense, and exchange. Legacy costs of $241 million and $204 million were included in Other Operations' results for 2005 and 2004, respectively. Other Operations' results for the first half of 2005 also include $8 million, after tax, related to the early retirement and other separation programs, in the first quarter, described above for certain salaried employees in the U.S.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Health-Care Costs

   GM is currently exposed to significant and growing liabilities for other postretirement employee benefits (OPEB), including retiree health care and life insurance, for both its hourly and salaried workforces. GM discontinued offering OPEB to salaried workers hired after 1992. Such employees now comprise approximately 30% of GM's U.S. active salaried workforce. GM's OPEB liabilities have grown to $77.5 billion as of December 31, 2004 with increases in recent years primarily resulting from increases in health-care inflation. GM's OPEB liabilities affect GM's short-term and long-term financial condition in several ways. GM's OPEB liabilities affect GM's OPEB expense, which affects GM's net income. GM's pre-tax OPEB expense is expected to grow to an estimated $5.7 billion in 2005, up $1.1 billion from 2004, primarily as a result of rising retiree health-care costs and falling discount rates. GM's total pre-tax health-care expense for 2005 is estimated to be $7.4 billion. This cost increase has challenged GM's ability to reduce its structural costs.
   In recent years, GM has paid its OPEB expenditures from operating cash flow, which reduces GM's liquidity and cash flow from operations. GM's OPEB spending is expected to be $4.2 billion in 2005, up $0.4 billion from 2004. GM's total cash spending for healthcare in 2005 is estimated to be $5.8 billion, also up approximately $0.4 billion from 2004 spending levels. However, GM has Voluntary Employees' Beneficiary Association (VEBA) and 401(h) trusts totaling $20.4 billion as of June 30, 2005 that could be used to reimburse GM for its OPEB expenditures under certain circumstances. During the second quarter of 2005, GM withdrew $1 billion from its VEBA trust as a reimbursement for its retiree health care payments. On July 1, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM's liquidity. GM's OPEB liabilities also negatively affect GM's credit ratings, which are discussed at "Status of Debt Ratings" below.
   Because of the importance of OPEB liabilities to GM's financial condition, GM management is pursuing an aggressive strategy on several fronts to mitigate the continued growth of these liabilities. These efforts include public policy initiatives, improvements to the health-care delivery system, enhanced consumer awareness of the effect of health-care choices and on-going discussions with our labor unions about the level of OPEB benefits provided to hourly employees.

GMAC Financial Review

   GMAC's net income was $816 million and $846 million in the second quarters of 2005 and 2004, respectively. Net income for the first six months of 2005 and 2004 was $1.5 billion and $1.6 billion, respectively.
                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -----------------------------------------
                                                 Restated               Restated
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Financing operations                      $378       $452       $626       $894
Mortgage operations                        338        319        723        550
Insurance operations                       100         75        195        166
                                           ---        ---      -----      -----
   Net income                             $816       $846     $1,544     $1,610
                                           ===        ===      =====      =====

   Net income from financing operations totaled $378 million in the second quarter of 2005, as compared with $452 million earned in the same period of the prior year. For the first six months of 2005 and 2004, financing operations' net income was $626 million and $894 million, respectively. The decrease for the 2005 periods reflects the unfavorable effect of lower net interest margins as a result of increased borrowing costs. The decline in net interest margins was somewhat mitigated by the effect of improved used vehicle prices on lease terminations and lower credit loss provisions in 2005, compared to 2004.
   Mortgage operations earned $338 million in the second quarter of 2005, up from $319 million in the second quarter of 2004. For the first six months of 2005, mortgage operations' net income was $723 million, compared to $550 million in 2004. These results represent increases of 6% and 31% over the same periods of 2004, despite lower overall U.S. mortgage industry volume in 2005 as compared to 2004. On a combined basis, loan production for GMAC's residential based mortgage companies for the second quarter of 2005 remained consistent with that experienced for the second quarter of 2004, despite a decline of approximately 11% in total U.S. residential mortgage industry volume during the same time period. In addition, the favorable effects of valuation gains on the investment

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

portfolio and favorable mortgage servicing results mitigated the impact of lower gains on sales of loans and lower net interest margins due to increased borrowing costs. GMAC's commercial mortgage operations' earnings were down $5 million from the second quarter of 2004, primarily due to lower gains on sales of loans as a result of certain valuation adjustments, which occurred during the quarter. However, as a result of increased volume and higher gains on sales in the first quarter of 2005, net income for the first six months of 2005 increased by $25 million to $101 million as compared to the first six months of 2004.
   Net income from insurance operations totaled $100 million and $75 million for the second quarter of 2005 and 2004, respectively, and $195 million and $166 million for the first six months of 2005 and 2004, respectively. The increases in 2005 are primarily the result of favorable underwriting results due to increases in insurance premiums and service revenue earned and written from contract growth across the majority of product lines. In addition, incurred losses attributable to severe weather in the United States were lower in the second quarter of 2005 than in the second quarter of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows Reclassifications

   After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities. These amounts have been reclassified consistently as of June 30, 2004.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for the six months ended June 30, 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions. See Note 1 to the Consolidated Financial Statements for the effect of this reclassification.

Status of Debt Ratings

   In the second quarter of 2005, GM and GMAC experienced adequate access to secured funding sources and limited access to the unsecured capital markets. Nonetheless, GM and GMAC were able to meet their respective capital requirements due to their diversified funding strategies and liquidity positions. On April 5, 2005, Moody's downgraded GM's long-term credit rating from Baa2 with a negative outlook to Baa3 with a negative outlook and, at the same time, downgraded GMAC's long-term credit rating from Baa1 with a negative outlook to Baa2 with a negative outlook. Moody's lowered GM's commercial paper rating to Prime-3 with a negative outlook from Prime-2 with a negative outlook and, at the same time, affirmed GMAC's commercial paper rating of Prime-2 with a negative outlook. On July 7, 2005, Moody's placed the ratings of GM and GMAC on review for possible downgrade. On May 5, 2005, Standard & Poor's downgraded GM's and GMAC's long-term credit rating from BBB- with a negative outlook to BB with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from A-3 with a negative outlook to B-1 with a negative outlook. On May 24, 2005, Fitch downgraded GM's and GMAC's long-term credit rating from BBB-with a negative outlook to BB+ with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from F3 with a negative outlook to B with a negative outlook. On May 26, 2005, DBRS downgraded GM's long-term rating from BBB with a negative outlook to BBB (low) with a negative

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings (continued)

outlook and, at the same time, downgraded GMAC's long-term credit rating of BBB
(high) negative to BBB with a negative outlook. DBRS downgraded GM's commercial paper rating from R-2 (high) with a negative outlook to R-2 (low) with a negative outlook and, at the same time, lowered the outlook on GMAC's commercial paper rating of R-1 (low) with a negative outlook to R-2 (mid) with a negative outlook. On August 2, 2005, DBRS downgraded GM's long-term rating from BBB (low) with a negative outlook to BB (high) with a negative outlook and, at the same time, downgraded GMAC's long-term credit rating of BBB with a negative outlook to BBB (low) with a negative outlook. DBRS downgraded GM's commercial paper rating from R-2 (low) with a negative outlook to R-3 (high) with a negative outlook and, at the same time, lowered the rating on GMAC's commercial paper from R-2 (mid) with a negative outlook to R-2 (low) with a negative outlook. Refer to the table below for a summary of GM's and GMAC's credit ratings subsequent to these rating actions.
   Standard & Poor's, Fitch, and DBRS rate GM's credit at non-investment grade, with both Standard & Poor's and Fitch also rating GMAC's credit non-investment grade. While this has resulted in increased borrowing costs and limited access to unsecured debt markets, including capital markets for retail debt, these outcomes have been mitigated by actions taken by GM and GMAC over the past few years to focus on an increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources beyond traditional asset classes and geographical markets, automotive whole loan sales, and use of bank and conduit facilities. Further reductions of GM's and/or GMAC's credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. The reduction of GM's and GMAC's credit ratings to non-investment grade is not expected to have a material effect on GM's and GMAC's access to adequate capital to meet the Corporation's funding needs in the short and medium term.
   Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving the Corporation's funding strategy and GMAC's ability to sustain current level of asset originations over the long term. In addition, the ratings situation and outlook increase the importance of successfully executing the Corporation's plans for improvement of operating results. Management continuously assesses these matters and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC's financial performance in order to provide GMAC with ratings independent of those assigned to GM. Currently, only Moody's and DBRS assign a different credit rating to GMAC than they do to GM. There can be no assurance that any such actions would be taken or that such actions, if taken, would be successful in achieving a "split" rating from other rating agencies.

Status of Debt Ratings (concluded)

               ---------------------------------------------------------------
                   GM        GMAC        GM      GMAC        GM        GMAC
               ---------------------------------------------------------------
Rating Agency       Senior Debt       Commercial Paper         Outlook
-------------  ---------------------------------------------------------------
                                      R-3
DBRS           BB (high)  BBB (low)   (high)   R-2(low)  Negative    Negative
Fitch          BB+        BB+         B        B         Negative    Negative
Moody's        Baa3       Baa2        Prime-3  Prime-2   Negative    Negative
S&P            BB         BB          B-1      B-1       Negative    Negative

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks that is committed through June 2008. GM also has an additional $0.9 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.2 billion. Similarly, GMAC currently has a $3.0 billion syndicated line of credit committed through June 2006, $4.4 billion committed through June 2008, and committed and uncommitted bilateral lines of credit of $3.5 and $13.4 billion, respectively. In addition, New Center Asset Trust (NCAT) has an $18.5 billion committed liquidity facility. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC's securitization programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At June 30, 2005, NCAT had commercial paper outstanding of $8.0 billion, which is not consolidated in the Corporation's Consolidated Balance Sheet. In addition, MAC enters into secured funding facilities whereby, in certain facilities, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $24.7 billion at June 30, 2005. As part of its cash management strategy, from time to time GMAC repurchases previously issued debt, but does so in a manner that does not compromise overall liquidity.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings (concluded)

   In addition, Residential Capital Corporation (ResCap), which was formed as the holding company of GMAC's residential mortgage business, and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC), has a $1.75 billion syndicated term loan and $0.9 billion syndicated line of credit committed through July 2008 and a $0.9 billion syndicated line of credit committed through July 2006. In addition, Mortgage Interest Networking Trust (MINT) has a $3.0 billion committed liquidity facility. MINT is a special purpose entity administered by ResCap for the purpose of funding assets as part of ResCap's mortgage warehouse funding program. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to ResCap. At June 30, 2005, MINT had commercial paper outstanding of $2.6 billion, which is reflected as secured debt in the Corporation's Consolidated Balance Sheet.

Line of Credit Between GM and GMAC

   GM and GMAC have historically entered into various financing arrangements. Currently such arrangements include a $4 billion revolving line of credit from GMAC to GM entered into in September 2003 that expires in September 2006. Separately, GM extended a $6 billion revolving line of credit to GMAC in October 2002 that expires in December 2005. These credit lines are used for general operating and seasonal working capital purposes and reduce external liquidity requirements, given the differences in the timing of GM and GMAC's peak funding requirements. The maximum amount drawn under these facilities during the quarter ended June 30, 2005 was $1.4 billion by GM and $1.0 billion by GMAC. Similar amounts drawn by GM and GMAC during the second quarter of 2004 were $1.5 billion and $1.0 billion, respectively. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower. On August 2, 2005 GM borrowed $1.4 billion from GMAC under its revolving credit line in order to meet cash flow needs arising during the annual two-week shut-down of its vehicle assembly operations. GM plans to repay the $1.4 billion during the third quarter of 2005, using cash flow from operations. On September 22, 2004 GM repaid $3.5 billion to GMAC that it borrowed under the same credit line during the third quarter of 2004.

Automotive and Other Operations

   At June 30, 2005, cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and June 30, 2004) of readily-available assets of the VEBA trust totaled $20.2 billion, compared with $23.3 billion at December 31, 2004 and $25.0 billion at June 30, 2004. The decrease of approximately 13% from December 31, 2004 was primarily the result of the net loss of Auto & Other for the first six months of 2005, and payments totaling approximately $2.5 billion related to the GME restructuring initiative and to the agreement reached in February 2005 between GM and Fiat to terminate the Master Agreement (including the Put Option) between them, settle various disputes related thereto, and other matters. The amount of GM's consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations. In the first six months of 2005, GMAC paid GM $1.0 billion in dividends. Additionally, on August 1, 2005, GMAC paid a $500 million cash dividend to GM, bringing total year to date dividends to $1.5 billion. As of June 30, 2005, $1.6 billion of cash and marketable securities was included in GM's balances as a result of the consolidation of GM Daewoo. The increase to $4.2 billion in readily-available assets in the VEBA results from higher withdrawal capacity from the hourly VEBA trust due to increased other postretirement employee benefit payments, and the addition of withdrawal capacity from the salaried VEBA that was funded in 2004. Total assets in the VEBA and 401(h) trusts used to pre-fund part of GM's other postretirement benefits liability approximated $20.4 billion at June 30, 2005, $20.0 billion at December 31, 2004, and $15.9 billion at June 30, 2004.
   As noted above, during the second quarter of 2005, GM withdrew $1 billion from its VEBA trust as reimbursement for its retiree health care payments. On July 1, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM's liquidity.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations (concluded)

   Long-term debt was $31.0 billion at June 30, 2005, compared with $30.5 billion at December 31, 2004 and $29.8 billion at June 30, 2004. As of June 30, 2005, $1.3 billion of long-term debt was included in GM's balance as a result of the consolidation of GM Daewoo. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 90.7% at June 30, 2005, 84.7% at December 31, 2004, and 84.9% at June 30, 2004. The
ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 91.1% at June 30, 2005, 85.5% at December 31, 2004, and 84.9% at June 30, 2004.
   Net liquidity, calculated as cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and June 30, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.4 billion at June 30, 2005, compared with a negative $9.2 billion at December 31, 2004, and a negative $7.4 billion at June 30, 2004.
   During the past several years General Electric Capital Corporation (GECC) provided a trade payables program for suppliers to original equipment manufacturers (OEMs) in a broad range of industries, including the automotive industry. The program was available to suppliers of GM. In late 2004, GECC decided that for strategic reasons it would discontinue offering that financing program to suppliers of any OEMs, including suppliers in the automotive industry. Under the program, OEMs became directly responsible to make payments to GECC after GECC had paid the receivables that were originally due to the suppliers from the OEMs. The former GECC program no longer services GM suppliers. In the second quarter of 2005, GM and GMAC began offering a new supplier finance program to a limited number of its suppliers. At June 30, 2005, GM owed approximately $0.4 billion to GMAC under the new program, which amount is included in the balances of net payable to FIO and net receivable from Auto & Other in GM's Supplemental Information to the Consolidated Balance Sheets, and is eliminated in GM's Consolidated Balance Sheets.

Financing and Insurance Operations

   At June 30, 2005, GMAC's consolidated assets totaled $310.0 billion, compared with $324.1 billion at December 31, 2004 and $297.0 billion at June 30, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $178.3 billion at June 30, 2005, driven by decreases in retail and wholesale automotive receivables, partly offset by an increase in loans held for sale. The increase in GMAC's consolidated assets at June 30, 2005 compared with June 30, 2004 was due to higher balances of cash, investment securities, loans held for sale, and investment in operating leases, partly offset by decreases in retail and wholesale automotive receivables.
   Consistent with the changes in asset levels, GMAC's total debt decreased to $250.9 billion at June 30, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $6.4 billion at June 30, 2004, at $244.5 billion. GMAC's ratio of total debt to total stockholder's equity at June 30, 2005 was 11.1:1, compared with 12.0:1 at December 31, 2004, and 11.1:1 at June 30, 2004. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the unsecured and secured capital markets. Part of GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base and to extend debt maturities over a longer period of time, thereby maintaining sufficient cash balances. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $45.8 billion at June 30, 2005, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC enters into secured funding facilities whereby, in certain facililties, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $24.7 billion at June 30, 2005. GMAC has also been able to diversify its unsecured funding through the formation of Residential Capital Corporation (ResCap). ResCap was formed as the holding company of GMAC's residential mortgage business and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4.0 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities, which are intended to be used primarily for general corporate and working capital purposes, as well as to repay GMAC affiliate borrowings, thus providing additional liquidity to GMAC. Additionally, GMAC has increased the use of secured funding sources beyond traditional asset classes and geographic markets and has also increased the use of automotive whole loan sales. the increase use of whole loan sales is part of the migration to an "originate and sell" model for the U.S. automotive finance business. Through July 2005, GMAC has executed $9 billion in whole loan sales.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (concluded)

Financing and Insurance Operations  (concluded)

   In August 2005 GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Mortgage, while maintaining the remaining 40% equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, which is expected to occur in the fourth quarter of 2005, thereby providing GMAC significant incremental liquidity.

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

Assets in off-balance sheet entities were as follows (dollars in millions):

                                            June 30,  Dec. 31, June 30,
Automotive and Other Operations               2005      2004     2004
-------------------------------               ----      ----     ----
Assets leased under operating leases         $2,455    $2,553   $2,293
Trade receivables sold (1)                    1,090     1,210      910
                                              -----     -----    -----
   Total                                     $3,545    $3,763   $3,203
                                              =====     =====    =====

Financing and Insurance Operations
----------------------------------
Receivables sold or securitized:
   - Mortgage loans                         $90,309   $79,389  $82,852
   - Retail finance receivables               7,675     5,615    7,112
   - Wholesale finance receivables           21,396    21,291   17,231
                                            -------   -------  -------
   Total                                   $119,380  $106,295 $107,195
                                            =======   =======  =======

(1) In addition, trade receivables sold to GMAC were $590 million, $549 million and $456 million for the periods ended June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $44.30 at June 30, 2005, $49.06 at December 31, 2004, and $49.11 at June 30,
2004.

DIVIDENDS

   Dividends may be paid on GM's $1-2/3 par value common stock only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on common stock will be reduced on occasion by dividends paid and will be adjusted on occasion for changes to the amount of surplus attributed to the stock resulting from the repurchase or issuance of shares of stock.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On May 9, 2005, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid June 10, 2005, to holders of record on May 19, 2005.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned
subsidiaries at June 30, (in thousands)              2005     2004
                                                     ----     ----

   GMNA                                               177      186
   GME                                                 58       62
   GMLAAM                                              32       27
   GMAP                                                14       14
   GMAC                                                34       33
   Other                                                4        5
                                                      ---      ---
     Total employees                                  319      327
                                                      ===      ===

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ----------------------------------------
                                          2005      2004       2005      2004
                                          ----      ----       ----      ----

Worldwide payrolls - (in billions)        $5.2       $5.5      $10.5      $11.0
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

Pension and Other Postretirement Employee Benefits (OPEB)
   Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health-care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM's pension and other postretirement obligations and future expense.
   GM has established for its U.S. pension plans a discount rate of 5.75% for year-end 2004, which represents a 25 basis point reduction from the 6.00% discount rate used at year-end 2003. GM's U.S. pre-tax pension expense is forecasted to decrease from approximately $1.5 billion in 2004, excluding curtailments and settlements, to approximately $1.2 billion in 2005 due to the approximately 14% 2004 actual return on assets, partially offset by a lower 2004 year-end discount rate.
   The following information illustrates the sensitivity to a change in certain assumptions for U.S. pension plans (as of December 31, 2004 the projected benefit obligation (PBO) for U.S. pension plans was $89 billion and the minimum pension liability charged to equity with respect to U.S. pension plans was $108 million net of tax):


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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES (concluded)

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

                                  Effect on 2005               Effect on
                                   Pre-Tax OPEB            December 31, 2004
Change in Assumption                 Expense                     APBO
-------------------------------------------------------------------------------

25 basis point decrease in
  discount rate                   +$200 million              +$2.1 billion
25 basis point increase in
  discount rate                   -$200 million              -$2.1 billion

   GM assumes a 10.5% initial health-care cost trend rate and a 5.0% ultimate health-care cost trend rate as of December 31, 2004. A one percentage point increase in the initial through ultimate assumed health-care trend rates would have increased the APBO by $8.4 billion at December 31, 2004, and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2004 by $543 million. A one-percentage point decrease would have decreased the APBO by $7.0 billion and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2004 by $384 million.
   The above sensitivities reflect the effect of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS

   In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB released FASB Staff Position (FSP) FIN 46(R)-5, which addresses whether a corporation should consider whether it holds an implicit interest in a variable interest entity (VIE) or potential VIE when specific conditions exist to determine if the guidance in FASB Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)), should be applied. GM had adopted FIN 46(R) as of January 1, 2004. GM adopted FSP FIN 46(R)-5 upon issuance. The Interpretation did not have an effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. Management does not expect this interpretation to have a material impact on GM's consolidated financial position or results of operations.
   In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on GM's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed or furnished by GM with the SEC on Form 8-K, and in related comments by management of GM our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports that GM may file or furnish with the SEC on Form 8-K:
   o Changes in economic conditions, currency exchange rates or political stability;
   o Shortages of and price increase for fuel, labor strikes or work stoppages, health-care costs, market acceptance of the Corporation's new products, pace of product introductions;
   o Significant changes in the competitive environment;
   o Changes in the laws, regulations, and tax rates; and
   o The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.

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


                                  * * * * * * *


                                     PART II

ITEM 1.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended June 30, 2005 or subsequent thereto, but before the filing of this report are summarized below:


Environmental Matters
---------------------

   With respect to the previously reported matter in which the EPA had issued an Administrative complaint on October 17, 2003 against General Motors in connection with the Corporation's assembly facilities in Moraine, Ohio, Pontiac, Michigan, and Orion, Michigan, the EPA has issued an additional complaint against the Corporation's assembly facility in Linden, New Jersey. The complaints allege multiple violations of the hazardous waste rules as applied to GM's painting and purge operations. The EPA is seeking aggregate penalties in excess of $700,000. GM believes that the complaints are without merit because the purge material in question is not a "waste" but instead is being used as intended in enclosed systems to clean, suspend paint solids, and transport fluids. The purge material is thereafter captured, reclaimed, and reused by GM in its processes. GM intends to vigorously assert its defenses and the merits of its own position.


                                * * * * * * * * *


ITEM 2(c).  Purchases of Equity Securities

GM made no purchases of GM $1-2/3 par value common stock during the three months ended June 30, 2005:

                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Registrant was held on June 7, 2005. At that meeting, the following matters were submitted to a vote of the stockholders of General Motors Corporation:

                                                       Final Voting Results
                                                     ------------------------
                                                      Votes          Percent
                                                      -----          -------

Item No. 1
      Nomination and election of directors

      The following nominees for directors received the number of votes set opposite their respective names and were elected to serve on the Board of Directors:

         Percy N. Barnevik             For          435,573,871       96.4%
                                       Withheld      16,229,499        3.6
         Erskine B. Bowles             For          435,338,372       96.4
                                       Withheld      16,464,998        3.6
         John H. Bryan                 For          434,637,167       96.2
                                       Withheld      17,166,203        3.8
         Armando M. Codina             For          435,610,153       96.4
                                       Withheld      16,193,217        3.6
         George M.C. Fisher            For          435,510,227       96.4
                                       Withheld      16,293,143        3.6
         Karen Katen                   For          435,249,591       96.3
                                       Withheld      16,553,779        3.7
         Kent Kresa                    For          431,532,881       95.5
                                       Withheld      20,270,489        4.5
         Ellen J. Kullman              For          435,650,233       96.4
                                       Withheld      16,153,137        3.6
         Philip A. Laskawy             For          430,808,969       95.4
                                       Withheld      20,994,401        4.6
         E. Stanley O'Neal             For          429,518,905       95.1
                                       Withheld      22,284,465        4.9
         Eckhard Pfeiffer              For          431,562,688       95.5
                                       Withheld      20,240,682        4.5
         G. Richard Wagoner, Jr.       For          434,782,441       96.2
                                       Withheld      17,020,929        3.8

         In addition, 40 votes were cast                               0.0
         for each of the following:
         John Chevedden, James Dollinger,
         William Dean Fitzpatrick,
         Lucy Kessler, John Lauve,
         Louis Lauve III, Steve Mahac,
         Erik Nielsen, Larry Parks,
         Danny Taylor, William L. Walde,
         William Woodward, M.D.

Item No. 2
         Ratification of the           For          436,239,301       96.5
         selection of Deloitte &       Not in favor
         Touche LLP as independent       Against      5,746,953        1.3
         public accountants for          Abstain      9,817,116        2.2
         the year 2005                               ----------        ---
                                         Total       15,564,069        3.5
                                       Broker Non-Vote       --         --
Item No. 3
         Stockholder proposal to       For           29,016,448        8.7
         eliminate awarding,           Not in favor
         repricing, or renewing          Against    292,351,492       87.8
         stock options                   Abstain     11,677,305        3.5
                                                    -----------       ----
                                         Total      304,028,797       91.3
                                       Broker Non-
                                         Vote       118,758,125       --

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                                       Final Voting Results
                                                     ------------------------
                                                      Votes          Percent
                                                      -----          -------

Item No. 4
         Stockholder proposal to       For          160,046,670       48.1
         adopt cumulative vo           Not in favor
                                         Against    160,629,512       48.2
                                         Abstain     12,369,063        3.7
                                                    -----------       ----
                                         Total      172,998,575       51.9
                                       Broker Non-
                                         Vote       118,758,125         --

Item No. 5
         Stockholder proposal to       For           17,800,637        5.3
         request report on             Not in favor
         greenhouse gas emissions        Against    298,968,298       89.8
                                         Abstain     16,276,310        4.9
                                                    -----------       ----
                                         Total      315,244,608       94.7
                                       Broker Non-
                                         Vote       118,758,125         --

Item No. 6
         Stockholder proposal to       For           52,185,878       15.7
         request stockholder           Not in favor
         approval for future             Against    269,709,468       81.0
         golden parachutes               Abstain     11,149,899        3.3
                                                    -----------       ----
                                         Total      280,859,367       84.3
                                       Broker Non-
                                         Vote       118,758,125         --

Item No. 7
         Stockholder proposal to       For           33,241,368       10.0
         apply simple majority         Not in favor
         vote on items subject           Against    287,943,588       86.4
         to stockholder vote             Abstain     11,860,289        3.6
                                                    -----------       ----
                                          Total     299,803,877       90.0
                                       Broker Non-
                                         Vote       118,758,125         --



                                   * * * * * *


ITEM 6.  Exhibits

Exhibit                                                                   Page
Number      Exhibit Name                                                  Number
------      ------------                                                  ------


31.1        Section 302 Certification of the Chief Executive Officer       43
31.2        Section 302 Certification of the Chief Financial Officer       44
32.1        Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                45
32.2        Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                46



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


Date:  August 8, 2005                By:  /s/PETER R. BIBLE
                                     ---  -----------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)