Form 10-Q/A
period 2005-06-30
GENERAL MOTORS CORP
filed 2005-11-09
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                   FORM 10-Q/A


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


                                      INDEX

                                                                     Page No.
                                                                     --------
Explanatory Note                                                            3

Part I - Financial Information

      Item 1.   Condensed Financial Statements (Unaudited)

                Consolidated Statements of Income for the Three Months
                   and Six Months Ended June 30, 2005
                   (as restated) and 2004 (as restated)                     4

                Supplemental Information to the Consolidated Statements
                   of Income for the Three Months and Six Months Ended
                   June 30, 2005 (as restated) and 2004 (as restated)       5

                Consolidated Balance Sheets as of June 30, 2005 (as
                   restated), December 31, 2004, and June 30, 2004
                   (as restated)                                            6

                Supplemental Information to the Consolidated Balance
                   Sheets as of June 30, 2005 (as restated),
                   December 31, 2004, and June 30, 2004 (as restated)       7

                Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2005 (as restated) and
                   2004 (as restated)                                       8

                Supplemental Information to the Condensed Consolidated
                   Statements of Cash Flows for the Six Months Ended
                   June 30, 2005 (as restated) and 2004 (as restated)       9

                Notes to Consolidated Financial Statements                 10

      Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     25

      Item 4.   Controls and Procedures                                    42

      Item 6.   Exhibits                                                   43

Signatures                                                                 43

Certifications

Exhibit 31.1    Section 302 Certification of the Chief Executive Officer   44
Exhibit 31.2    Section 302 Certification of the Chief Financial Officer   45
Exhibit 32.1    Certification of the Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350, As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002           46
Exhibit 32.2    Certification of the Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350, As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002           47

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                EXPLANATORY NOTE

   GM is filing this Form 10-Q/A to amend our Form 10-Q for the quarterly period ended June 30, 2005 ("June 30, 2005 Form 10-Q") to restate GM's consolidated statement of income and consolidated balance sheet. The purpose of this amendment is to reflect the effects of an adjustment in the carrying value of GM's investment in the common stock of Fuji Heavy Industries, Ltd. ("FHI") held by the Corporation for the quarterly period ended June 30, 2005 (as discussed in Note 1 to the consolidated financial statements). As a result, GM is also revising the discussion under the heading "Item 4:
Controls and Procedures."
   This matter did not change the amounts disclosed on the consolidated statements of cash flows from operating activities or the net increase (decrease) in cash and cash equivalents in the above referenced financial statements. Except with respect to this matter, this Form 10-Q/A does not reflect any events that have occurred after the June 30, 2005 Form 10-Q was filed.

                                     PART I


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ------------------       ----------------
                                   (As         (As          (As         (As
                                 restated    restated     restated    restated
                                see Note 1) see Note 1)  see Note 1) see Note 1)
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
                                (dollars in millions except per share amounts)

Total net sales and revenues      $48,469     $49,254     $94,242    $97,084
                                   ------      ------      ------     ------
Cost of sales and other expenses   40,902      39,778      80,215     78,551
Selling, general, and
   administrative expenses          5,432       5,171      10,321     10,180
Interest expense                    3,712       2,839       7,391      5,623
                                   ------      ------      ------     ------
   Total costs and expenses        50,046      47,788      97,927     94,354
                                   ------      ------      ------     ------
Income (loss) before income
   taxes, equity income
   and minority interests          (1,577)      1,466      (3,685)     2,730
Income tax expense (benefit)         (330)        302      (1,265)       610
Equity income (loss) and
   minority interests                 173         213         242        465
                                    -----      ------      ------      -----
  Net income (loss)               $(1,074)     $1,377     $(2,178)    $2,585
                                    =====       =====       =====      =====

Basic earnings (loss) per share
   attributable to
   common stock (Note 9)           $(1.90)      $2.44      $(3.85)     $4.58
                                     ====        ====        ====       ====

Earnings (loss) per share
   attributable to common
   stock assuming dilution
   (Note 9)                        $(1.90)      $2.42      $(3.85)     $4.54
                                     ====        ====        ====       ====





Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ------------------       ----------------
                                   (As         (As          (As         (As
                                 restated    restated     restated    restated
                                see Note 1) see Note 1)  see Note 1) see Note 1)
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
                                             (dollars in millions)

AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues      $40,178     $41,202     $77,481    $81,339
                                   ------      ------      ------     ------
Cost of sales and other expenses   38,861      37,259      75,767     73,690
Selling, general, and
   administrative expenses          3,320       3,144       6,157      6,167
                                   ------      ------      ------     ------
  Total costs and expenses         42,181      40,403      81,924     79,857
                                   ------      ------      ------     ------
Interest expense                      671         596       1,356      1,158
Net expense from transactions
   with Financing and Insurance
   Operations                         100          59         187        127
                                     ----        ----      ------        ---
Income (loss) before income
   taxes, equity income, and
   minority interests              (2,774)        144      (5,986)       197
Income tax (benefit)                 (719)       (188)     (2,026)      (325)
Equity income (loss) and
   minority interests                 173         213         245        467
                                    -----         ---       -----        ---
  Net income (loss) - Automotive
    and Other Operations          $(1,882)       $545     $(3,715)      $989
                                    =====         ===       =====        ===

FINANCING AND INSURANCE
OPERATIONS

Total revenues                     $8,291      $8,052     $16,761    $15,745
                                    -----       -----      ------     ------
Interest expense                    3,041       2,243       6,035      4,465
Depreciation and amortization
   expense                          1,404       1,333       2,802      2,663
Operating and other expenses        1,952       2,190       4,095      4,109
Provisions for financing and
   insurance losses                   797       1,023       1,715      2,102
                                    -----       -----      ------     ------
  Total costs and expenses          7,194       6,789      14,647     13,339
Net income from transactions
   with Automotive and
   Other Operations                  (100)        (59)       (187)      (127)
                                    -----       -----       -----      -----
Income before income taxes,
   equity income, and
   minority interests               1,197       1,322       2,301      2,533
Income tax expense                    389         490         761        935
Equity income (loss) and
   minority interests                   -           -          (3)        (2)
                                    -----       -----       -----      -----
  Net income - Financing and
    Insurance Operations             $808        $832      $1,537     $1,596
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                               (As restated,       (As restated,
                                                see Note 1)         see Note 1)
                                                  June 30,            June 30,
                                                    2005    Dec. 31,    2004
                                               (Unaudited)   2004    (Unaudited)
                                               ----------   -------  ----------
                      ASSETS                         (dollars in millions)

Cash and cash equivalents                          $32,261   $35,993  $29,901
Marketable securities                               23,013    21,737   20,816
                                                    ------    ------   ------
  Total cash and marketable securities              55,274    57,730   50,717
Finance receivables - net                          178,137   199,600  192,023
Loans held for sale                                 26,903    19,934   17,393
Accounts and notes receivable
   (less allowances)                                18,465    21,236   16,989
Inventories (less allowances) (Note 3)              13,350    12,247   12,274
Deferred income taxes                               27,640    26,241   27,379
Net equipment on operating leases (less
   accumulated depreciation)                        36,076    34,214   32,321
Equity in net assets of
   nonconsolidated affiliates                        4,156     6,776    6,381
Property - net                                      40,325    39,020   37,578
Intangible assets - net (Note 4)                     4,947     4,925    4,696
Other assets                                        60,512    57,680   57,709
                                                  --------   -------  -------
  Total assets                                    $465,785  $479,603 $455,460
                                                   =======   =======  =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)               $28,694   $28,830  $26,377
Notes and loans payable                            283,621   300,279  277,027
Postretirement benefits other than pensions         30,525    28,111   31,691
Pensions                                             9,722     9,455    7,559
Deferred income taxes                                6,632     7,078    8,101
Accrued expenses and other liabilities              81,425    77,727   76,641
                                                   -------   -------  -------
  Total liabilities                                440,619   451,480  427,396
Minority interests                                     902       397      328
Stockholders' equity
$1-2/3 par value common stock (outstanding,
   565,503,422; 565,132,021; and 564,721,304
   shares)                                             943       942      941
Capital surplus (principally additional paid-in
   capital)                                         15,255    15,241   15,181
Retained earnings                                   11,680    14,428   14,772
                                                    ------    ------   ------
   Subtotal                                         27,878    30,611   30,894
Accumulated foreign currency translation
   adjustments                                      (1,645)   (1,194)  (1,685)
Net unrealized gains on derivatives                    331       589      369
Net unrealized gains on securities                     687       751      557
Minimum pension liability adjustment                (2,987)   (3,031)  (2,399)
                                                    ------    ------   ------
   Accumulated other comprehensive loss             (3,614)   (2,885)  (3,158)
                                                    ------    ------   ------
     Total stockholders' equity                     24,264    27,726   27,736
                                                    ------    ------   ------
Total liabilities and stockholders' equity        $465,785  $479,603 $455,460
                                                   =======   =======  =======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

           SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

                                               (As restated,       (As restated,
                                                see Note 1)         see Note 1)
                                                  June 30,            June 30,
                                                    2005    Dec. 31,    2004
                                               (Unaudited)   2004    (Unaudited)
                                               ----------   -------  ----------
                      ASSETS                         (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                          $12,445   $13,148  $13,182
Marketable securities                                3,629     6,655    8,319
                                                    ------    ------   ------
  Total cash and marketable securities              16,074    19,803   21,501
Accounts and notes receivable (less allowances)      8,087     6,713    6,396
Inventories (less allowances) (Note 3)              12,818    11,717   11,576
Net equipment on operating leases (less
   accumulated depreciation)                         6,723     6,488    6,914
Deferred income taxes and other current assets      10,570    10,794   10,876
                                                    ------    ------   ------
  Total current assets                              54,272    55,515   57,263
Equity in net assets of nonconsolidated
   affiliates                                        4,156     6,776    6,381
Property - net                                      38,480    37,170   35,684
Intangible assets - net (Note 4)                     1,658     1,599    1,412
Deferred income taxes                               18,976    17,399   18,316
Other assets                                        41,415    40,844   41,657
                                                   -------   -------  -------
  Total Automotive and Other Operations assets     158,957   159,303  160,713
Financing and Insurance Operations
Cash and cash equivalents                           19,816    22,845   16,719
Investments in securities                           19,384    15,082   12,497
Finance receivables - net                          178,137   199,600  192,023
Loans held for sale                                 26,903    19,934   17,393
Net equipment on operating leases (less
   accumulated depreciation)                        29,353    27,726   25,407
Other assets                                        33,235    35,113   30,708
Net receivable from Automotive and Other
   Operations                                        2,846     2,426    2,004
                                                   -------   -------  -------
  Total Financing and Insurance Operations assets  309,674   322,726  296,751
                                                   -------   -------  -------
Total assets                                      $468,631  $482,029 $457,464
                                                   =======   =======  =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)               $25,361   $24,257  $23,084
Loans payable                                        1,563     2,062    2,625
Accrued expenses                                    44,390    46,147   46,726
Net payable to Financing and Insurance
   Operations                                        2,846     2,426    2,004
                                                    ------    ------   ------
  Total current liabilities                         74,160    74,892   74,439
Long-term debt                                      31,043    30,460   29,814
Postretirement benefits other than pensions         25,815    23,406   27,721
Pensions                                             9,629     9,371    7,489
Other liabilities and deferred income taxes         15,921    15,657   15,467
                                                   -------   -------  -------
  Total Automotive and Other Operations
   liabilities                                     156,568   153,786  154,930

Financing and Insurance Operations
Accounts payable                                     3,333     4,573    3,293
Debt                                               251,015   267,757  244,588
Other liabilities and deferred income taxes         32,549    27,790   26,589
                                                   -------   -------  -------
  Total Financing and Insurance Operations
   liabilities                                     286,897   300,120  274,470
                                                   -------   -------  -------
   Total liabilities                               443,490   453,906  429,400
Minority interests                                     902       397      328
     Total stockholders' equity                     24,264    27,726   27,736
                                                   -------   -------  -------
Total liabilities and stockholders' equity        $468,631  $482,029 $457,464
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Six Months Ended June 30,
                                                 --------------------------
                                                              (As restated,
                                                               see Note 1)
                                                     2005         2004
                                                     ----         ----
                                                   (dollars in millions)

Net cash provided by operating activities
   (Note 1)                                        $2,489         $559

Cash flows from investing activities
Expenditures for property                          (2,944)      (3,201)
Investments in marketable securities -
   acquisitions                                   (10,830)      (6,466)
Investments in marketable securities -
   liquidations                                    10,269        7,064
Net originations and purchases of mortgage
   servicing rights                                  (784)        (816)
Increase in finance receivables                    (5,970)     (17,556)
Proceeds from sales of finance receivables         17,692        9,012
Operating leases - acquisitions                    (8,378)      (7,118)
Operating leases - liquidations                     3,258        3,992
Investments in companies, net of cash acquired      1,355          (32)
Other                                              (2,411)         982
                                                    -----       ------
Net cash provided by (used in) investing
   activities (Note 1)                              1,257      (14,139)

Cash flows from financing activities
Net (decrease) increase in loans payable           (8,411)       2,137
Long-term debt - borrowings                        30,440       37,784
Long-term debt - repayments                       (32,144)     (30,986)
Cash dividends paid to stockholders                  (570)        (564)
Other                                               3,619        2,804
                                                    -----       ------
Net cash (used in) provided by financing
   activities                                      (7,066)      11,175

Effect of exchange rate changes on cash
   and cash  equivalents                             (412)        (248)
                                                    -----        -----
Net decrease in cash and cash equivalents          (3,732)      (2,653)
Cash and cash equivalents at beginning
   of the period                                   35,993       32,554
                                                   ------       ------
Cash and cash equivalents at end of the period    $32,261      $29,901
                                                   ======       ======



Reference should be made to the notes to consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

    SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS
                                   (Unaudited)

                                              Automotive and     Financing and
                                                  Other            Insurance
                                                  Six Months Ended June 30,
                                            ------------------------------------
                                                                        (As
                                                                      restated,
                                                                     see Note 1)
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

Restatement of Second Quarter 2005 Financial Statements for Impairment of Investment in Fuji Heavy Industries, Ltd. ("FHI")
   This amendment to GM's Form 10-Q for the period ended June 30, 2005 includes a restatement of the consolidated financial statements for the quarter ended June 30, 2005. The restatement relates to an impairment of GM's holdings of common stock of FHI as follows.
   Investments in equity securities as of June 30, 2005, include GM's 20.1% investment in the common stock of FHI, which then had a book value of $1.5 billion. GM uses the equity method of accounting for its investment in FHI. At the time of GM's initial investment in FHI and through the first quarter of 2005, the book value of the FHI shares has been in excess of the value of the underlying shares of common stock of FHI, as determined by trades on the Tokyo Stock Exchange. However, the carrying value amount had been considered recoverable based on GM's periodic estimates of fair value that comprehended FHI's future business plans and financial prospects. In May 2005, management of FHI formulated a new business plan, which indicated FHI's expectation of a decline in revenues, profits and cash flows in the near term from those levels comprehended in previous plans
   GM has now determined that, as of the second quarter, the value of the common stock of FHI was other than temporarily impaired and that the carrying value of the common stock of FHI should have been reduced to fair value of approximately $650 million, based on the closing price of FHI stock on the Tokyo Stock Exchange on June 30, 2005. GM believes that the closing price of FHI on June 30, 2005 represents the best indicator of fair market value and that it would not be appropriate to consider subsequent recovery in the price of FHI stock in determining the second quarter impairment. This correction had no effect on GM's previously reported amounts of cash flows from operating activities or the net increase (decrease) in cash and cash equivalents.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

   The table below reflects the quarterly and year-to-date effect of the impairment of GM's investment in FHI on net income and earnings per share as originally reported.
                                                Three Months   Six Months
                                                   Ended         Ended
                                                  June 30,      June 30,
                                                    2005          2005
                                                ------------------------

                                                  (dollars in millions)

Net (loss)
   As previously reported                          $(286)     $(1,390)
   Impairment of FHI                                (788)        (788)
                                                   -----        -----

   As restated                                   $(1,074)     $(2,178)
                                                   =====        =====

Basic (loss) per share attributable to
   common stock
As previously reported                            $(0.51)      $(2.46)
Impairment of FHI                                  (1.39)       (1.39)
                                                    ----         ----

As restated                                       $(1.90)      $(3.85)
                                                    ====         ====

 (Loss) per share attributable to
  common stock assuming dilution
   As previously reported                         $(0.51)      $(2.46)
   Impairment of FHI                               (1.39)       (1.39)
                                                    ----         ----

   As restated                                    $(1.90)      $(3.85)
                                                    ====         ====

Net (loss) - Automotive and Other
  Operations
   As previously reported                        $(1,094)     $(2,927)
   Impairment of FHI                                (788)        (788)
                                                   -----        -----

   As restated                                   $(1,882)     $(3,715)
                                                   =====        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

                      Restated Selected Balance Sheet Data

                                                           June 30, 2005
                                                             (Unaudited)
                                                           -------------
                                                        (dollars in millions)

Equity in net assets of nonconsolidated affiliates
   As previously reported                                       $4,969
   Impairment of FHI                                              (813)
                                                                 -----

   As restated                                                  $4,156
                                                                 =====

Total assets
   As previously reported                                      466,598
   Impairment of FHI                                              (813)
                                                               -------

   As restated                                                $465,785
                                                               =======

Deferred Income Taxes
   As previously reported                                       $6,657
   Impairment of FHI                                               (25)
                                                                 -----

      As restated                                               $6,632
                                                                 =====

Total liabilities
   As previously reported                                     $440,644
   Impairment of FHI                                               (25)
                                                               -------

       As restated                                            $440,619
                                                               =======

Retained earnings
   As previously reported                                      $12,468
   Impairment of FHI                                              (788)
                                                                ------

   As restated                                                 $11,680
                                                                ======

Total stockholder's equity
   As previously reported                                      $25,052
   Impairment of FHI                                              (788)
                                                                ------

   As restated                                                 $24,264
                                                                ======

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

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

                                    Three Months Ended       Six Months Ended
                                       June 30, 2004           June 30, 2004
                                    -------------------      ----------------
                                    As                       As
                                previously               previously
                                reported*  As restated   reported*  As restated
                                ---------- -----------   ---------- -----------
                                (dollars in millions except per share amounts)

Total net sales and revenues      $49,148    $49,254     $96,833    $97,084

Income before income taxes,
   equity income, and
   minority interests              $1,457     $1,466      $2,758     $2,730
Income tax expense                    306        302         579        610
Minority interests                    (23)       (23)        (46)       (46)
Earnings of nonconsolidated
   associates                         213        236         488        511
                                    -----      -----       -----      -----
  Net income                       $1,341     $1,377      $2,621     $2,585
                                    =====      =====       =====      =====

Basic earnings per share
   attributable to common stock     $2.37      $2.44       $4.64      $4.58
                                     ====       ====        ====       ====

Average number of shares of
   common stock outstanding -
   basic (in millions)                565        565         565        565

Earnings per share attributable
   to common stock assuming
   dilution                         $2.36      $2.42       $4.61     $4.54
                                     ====       ====        ====      ====

Average number of shares of
   common stock outstanding -
   diluted (in millions)              568        568         569        569

Net income (loss) by reportable
   operating segment / region
Automotive and Other Operations
   GM North America (GMNA)           $328       $355        $779       $756
   GM Europe (GME)                    (45)       (45)       (161)      (161)
   GM Latin America/Africa/Mid-East
     (GMLAAM)                          10         10          11         11
   GM Asia Pacific (GMAP)             236        259         511        534
   Other Operations                   (34)       (34)       (151)      (151)
                                       --         --         ---        ---
Net income - Automotive and
   Other Operations                   495        545         989        989
Financing and Insurance Operations
   Net income - Financing and
     Insurance Operations             846        832       1,632      1,596
                                    -----      -----       -----      -----
Net income                         $1,341     $1,377      $2,621     $2,585
                                    =====      =====       =====      =====

*As reported in Form 10-Q for the quarter ended June 30, 2004.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 2. Acquisition and Disposal of Businesses (concluded)

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

   On February 13, 2005, GM entered into certain agreements with Fiat S.p.A.
(Fiat), under which GM and Fiat would terminate and liquidate all joint ventures between them and GM would acquire certain strategic assets from Fiat. Effective May 13, 2005 the liquidation of these joint ventures and GM's acquisition of certain strategic assets from Fiat was completed. As a result, GM regained complete ownership of all of its respective assets originally contributed to each joint venture. GM acquired a 50 percent interest in a new joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine, and GM will co-own with Fiat key powertrain intellectual property, including the SDE and JTD diesel engines and the M20-32 six-speed manual transmission.
   On April 4, 2005, GM completed the sale of Electro-Motive Division (EMD) to an investor group led by Greenbriar Equity Group LLC and Berkshire Partners LLC. The sale covered substantially all of the EMD businesses, and both the LaGrange, Illinois and London, Ontario manufacturing facilities. This transaction did not have a material effect on GM's consolidated financial position or results of operations. The final consideration is contingent upon a closing date balance sheet audit.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4.  Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of June 30, 2005, and 2004 were as follows (dollars in millions):

                                               Gross     Accumulated     Net
June 30, 2005                                 Carrying   Amortization Carrying
                                               Amount                  Amount
                                            -----------------------------------
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
                                                                        =====

                                               Gross     Accumulated     Net
June 30, 2004                                 Carrying   Amortization Carrying
                                               Amount                  Amount
                                            -----------------------------------
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 4.  Goodwill and Acquired Intangible Assets (concluded)

   The changes in the carrying amounts of goodwill for the six months ended June 30, 2005, and 2004, were as follows (dollars in millions):
                                                       Total
                                                       Auto &
                                      GMNA     GME     Other    GMAC   Total GM
                                      ----     ---    -------   ----   --------
Balance as of December 31, 2004       $154     $446     $600  $3,274   $3,874
Goodwill acquired during the period      -        -        -       3        3
Effect of foreign currency
   translation                          (7)     (67)     (74)    (35)    (109)
                                       ---      ---      ---   -----    -----
Balance as of June 30, 2005           $147     $379     $526  $3,242   $3,768
                                       ===      ===      ===   =====    =====

Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
Goodwill acquired during the period      -        -        -       5        5
Effect of foreign currency
   translation                          (2)     (20)     (22)      4      (18)
Other                                   (5)       -       (5)      -       (5)
                                       ---      ---      ---   -----    -----
Balance as of June 30, 2004           $147     $393     $540  $3,232   $3,772
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

GM's share of nonconsolidated affiliates' net income (loss):

                           Three Months Ended         Six Months Ended
                                June 30,                 June 30,
                       ------------------------------------------------------
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

   On February 13, 2005, GM entered into certain agreements with Fiat, under which GM and Fiat have terminated and liquidated all joint ventures between them in existence at that time - see Note 2. Separately, during the second quarter of 2005, GM entered into a new joint venture with Fiat in Poland, GM Fiat Powertrain Polska, with each party owning 50% of the joint venture.
   GM determined that, as of the end of the second quarter of 2005, the value of its investment in the common stock of FHI was impaired on an other than temporary basis. The write-down due to this impairment was $788 million, after tax, included in cost of sales and other expenses. See Note 1.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


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

NOTE 8.  Comprehensive Income (Loss)

   GM's total comprehensive income (loss), net of tax, was as follows (in millions):

                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30
                                 ----------------------------------------------
                                    2005        2004        2005        2004
                                    ----        ----        ----        ----

Net income (loss)                $(1,074)     $1,377     $(2,178)     $2,585
Other comprehensive income
   (loss)                              2         302        (729)        448
                                   -----       -----       -----       -----
  Total                          $(1,072)     $1,679     $(2,907)     $3,033
                                   =====       =====       =====       =====

NOTE 9.  Earnings Per Share Attributable to Common Stock

   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                              Income               Per Share
                                              (Loss)     Shares     Amount
                                              ------     ------    ---------
Three Months Ended June 30, 2005
Basic EPS
   (Losses) attributable to common stock      (1,074)       565       $(1.90)
                                                                        ====
Effect of Dilutive Securities
   Assumed exercise of dilutive stock options      -          -            -
                                               -----       ----         ----
Diluted EPS
   Adjusted (losses) attributable to
     common stock                            $(1,074)       565       $(1.90)
                                               =====        ===         ====

Three Months Ended June 30, 2004
Basic EPS
   Earnings attributable to common stock      $1,377        565        $2.44
                                                                        ====
Effect of Dilutive Securities
   Assumed exercise of dilutive stock options      -          3            -
                                               -----        ---         ----
Diluted EPS
   Adjusted earnings attributable to
     common stock                             $1,377        568        $2.42
                                               =====        ===         ====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


NOTE 9.  Earnings Per Share Attributable to Common Stock (concluded)

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                              Income               Per Share
                                                (Loss)    Shares     Amount
Six Months Ended June 30, 2005
Basic EPS
   (Losses) attributable to common stock     $(2,178)       565       $(3.85)
                                                                        ====
Effect of Dilutive Securities
   Assumed exercise of dilutive stock options      -          -            -
                                               -----        ---         ----
Diluted EPS
   Adjusted (losses) attributable to
     common stock                            $(2,178)       565       $(3.85)
                                               =====        ===          ===

Six Months Ended June 30, 2004
Basic EPS
   Earnings attributable to common stock      $2,585        565        $4.58
                                                                        ====
Effect of Dilutive Securities
   Assumed exercise of dilutive stock options      -          4            -
                                               -----        ---         ----
Diluted EPS
   Adjusted earnings attributable to
     common stock                             $2,585        569        $4.54
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

NOTE 10.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                   --------------------------------------------
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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


NOTE 13.  Segment Reporting

                                                                                     Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP     GMA    Other      Other      GMAC  Financing   Financing
                                  ----     ---   ------   ----     ---    -----      -----      ----  ---------   ---------
For the Three Months Ended                                       (dollars in millions)
  June 30, 2005
Manufactured products
  sales and revenues:
  External customers           $28,038  $8,025   $2,742  $1,640   $40,445    $(267)  $40,178   $8,319    $(28)      $8,291
  Intersegment                    (913)    438      193     282         -        -         -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----      --        -----
   Total manufactured products $27,125  $8,463   $2,935  $1,922   $40,445    $(267)  $40,178   $8,319    $(28)      $8,291
                                ======   =====    =====   =====    ======     ====    ======    =====      ==        =====
Interest income (a)               $318    $112      $10      $2      $442    $(252)     $190     $432    $(70)        $362
Interest expense                  $755    $132      $38      $9      $934    $(263)     $671   $3,050     $(9)      $3,041
Net income (loss)              $(1,194)   $(89)     $33   $(612)  $(1,862)    $(20)  $(1,882)    $816    $ (8)        $808
Segment assets                $124,188 $24,087   $4,876  $9,407  $162,558  $(3,601) $158,957 $309,991   $(317)    $309,674

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

For the Six Months Ended
  June 30, 2005
Manufactured products
  sales and revenues:
  External customers           $54,123 $15,598   $4,876  $3,175   $77,772    $(291)  $77,481  $16,540   $ 221      $16,761
  Intersegment                  (1,620)    822      358     441         1       (1)        -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------   ------     ---        -----
   Total manufactured products $52,503 $16,420   $5,234  $3,616   $77,773    $(292)  $77,481  $16,540    $221      $16,761
                                ======   =====    =====   =====    ======     ====    ======   ======     ===        =====
Interest income (a)               $614    $203      $29      $5      $851    $(452)     $399     $909   $(164)        $745
Interest expense                $1,513    $243      $62     $16    $1,834    $(478)   $1,356   $6,051    $(16)      $6,035
Net income (loss)              $(2,754)  $(614)     $79   $(552)  $(3,841)    $126   $(3,715)  $1,544     $(7)      $1,537

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

                 GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 RESULTS OF OPERATIONS

Consolidated Results                   Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -----------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Consolidated:
   Total net sales and revenues       $48,469    $49,254    $94,242    $97,084
   Net income (loss)                  $(1,074)    $1,377    $(2,178)    $2,585
   Net margin                            (2.2%)      2.8%      (2.3%)      2.7%
Automotive and Other Operations:
   Total net sales and revenues       $40,178    $41,202    $77,481    $81,339
   Net income (loss)                  $(1,882)      $545    $(3,715)      $989
Financing and Insurance Operations:
   Total revenues                      $8,291     $8,052    $16,761    $15,745
   Net income                            $808       $832     $1,537     $1,596

   The decrease in second quarter 2005 total net sales and revenues, compared with second quarter 2004, was due to decreased GMA revenue of $680 million, primarily driven by lower production volume and unfavorable product mix at GMNA, partly offset by revenue increases in all other automotive regions. FIO revenue increased $239 million.
   Consolidated net income decreased $2.5 billion to a net loss of $1.1 billion in the second quarter of 2005, compared to income of $1.4 billion in the second quarter of 2004. The net loss at Auto & Other of $1.9 billion is primarily attributable to GMNA, which had a net loss of $1.2 billion, and GME and GMAP, which had respective net losses of $89 million and $612 million, partially offset by net income at GMLAAM. GMAC earned $816 million in the second quarter of 2005, down $30 million from the 2004 level, reflecting lower financing income partially offset by higher income from mortgage and insurance operations.
   For the six months ended June 30, 2005, GM incurred a net loss of $2.2 billion, compared with net income of $2.6 billion in 2004. A significant loss at GMNA, primarily due to lower production volume, weaker product mix, material cost pressure, and higher healthcare costs, is the primary reason for the overall net loss for the first half of the year.
   On a consolidated basis, GM recognized a net tax benefit of $330 million on a loss before taxes, equity income, and minority interests of $1.6 billion, resulting in an effective tax rate for the second quarter of 2005 of 21%. For 2005, GM expects to recognize substantial permanent tax benefits that do not vary with pre-tax income, such as Medicare Part D benefits in the U.S. For the second quarter of 2005, GM's income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM's automotive regions based on tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations. GM's quarterly tax provisions for the remainder of 2005 will be consistent with this approach.

Second quarter 2005 results, compared to second quarter 2004, included:
   o  Global automotive market share increased 0.5 percentage point to 15.2%;
   o GMNA incurred a significant loss due to lower volumes, unfavorable mix, material cost pressure, and increased health-care expense;
   o GME achieved improved operating results, which were more than offset by a restructuring charge related to ongoing initiatives;
   o  GMLAAM was profitable for the sixth consecutive quarter;
   o GMAP incurred a net loss primarily as a result of a one-time write down of the investment in Fuji Heavy Industries Ltd. (FHI) due to FHI's declining financial performance and the downward adjustments in their business plan in May 2005. In addition to the write down, operating results of GMAP were lower than 2004 because of conditions in China and lower income at GM Holden;
   o GMAC earned significant net income despite a lower net interest margin environment.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -----------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Auto & Other:
   Total net sales and revenues        $40,178    $41,202    $77,481   $81,339
   Net income (loss)                   $(1,882)      $545    $(3,715)     $989
GMA net income (loss) by region:
   GMNA                                $(1,194)      $355    $(2,754)     $756
   GME                                     (89)       (45)      (614)     (161)
   GMLAAM                                   33         10         79        11
   GMAP                                   (612)       259       (552)      534
                                         -----        ---      -----     -----
   Net income (loss)                   $(1,862)      $579    $(3,841)   $1,140
   Net margin                             (4.6%)      1.4%      (4.9%)     1.4%
   GM global automotive market share      15.2%      14.7%      14.3%     14.1%
Other:
   Net income (loss)                      $(20)      $(34)      $126     $(151)

   GM Auto & Other net sales and revenues declined $1.0 billion, or 2.5%, in the second quarter of 2005, compared to the year-earlier quarter. The decrease was more than accounted for by a 7.8% decline in GMNA's total revenues, while all other regions increased revenues over the second quarter of 2004. GM's global market share was 15.2% and 14.7% for the second quarters of 2005 and 2004, respectively. GMNA's market share increased 1.1 percentage points, to 27.3% for the quarter, compared to 2004. Market share gains were achieved in GMLAAM and GMAP, while GME's share remained unchanged despite an increase in sales volume. See discussion below under each region.
   GMA incurred a net loss of $1.9 billion in the second quarter 2005, compared to net income of $579 million in 2004, primarily due to a substantial loss at GMNA, a restructuring charge at GME, and the write down of GM's investment in FHI.
   For the six months ended June 30, 2005, GMA total net sales and revenues decreased $3.4 billion over the year-earlier period, with a decrease in GMNA of $6.0 billion more than offsetting increases in all other automotive regions. Over the same period, GMA incurred a net loss of $3.8 billion, compared to net income of $1.1 billion in 2004, primarily resulting from a loss of $2.8 billion at GMNA in 2005, restructuring charges at GME, and the write down of GM's investment in FHI.
   Other Operations incurred losses of $20 million and $34 million in the second quarters of 2005 and 2004, respectively, and earned net income of $126 million for the first six months of 2005, compared to a net loss of $151 million for the year-earlier period. The improved performance in 2005 was primarily due to tax benefits allocated to Other Operations, partly offset by interest expense and legacy costs.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      -----------------------------------------
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

Delphi Matters

   Delphi Corporation, a major supplier to GM's automotive operations and a former subsidiary of GM, has presented GM with information regarding its intention to address its existing legacy liabilities and the high cost structure of its U.S. operations. Delphi has stated that it has also outlined this information to its largest union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), and separately to its other U.S. unions. Delphi has stated that it is seeking a comprehensive restructuring of its U.S. operations in which it obtains participation by its unions and financial support from GM. Delphi has also stated that, if it is not successful in achieving such a restructuring by October 17, 2005, it would consider other strategic alternatives, including a judicial reorganization under federal bankruptcy laws. GM is considering Delphi's request in order to determine what participation by GM, if any, would be in the best interests of GM and its stockholders. Delphi has notified GM that, assuming GM participates in Delphi's restructuring in a manner satisfactory to Delphi, it is Delphi's view there is not a likelihood that GM would become obligated to provide any benefits pursuant to the benefit guarantee agreement GM entered into with certain of its unions in 1999 (see Note 7 to the Consolidated Financial Statements), but has indicated that without GM's financial participation in Delphi's restructuring proposal, it expects that its view as to that matter would change.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe                             Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                      ---------------------------------------
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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                      ---------------------------------------
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

GM Asia Pacific                        Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                      ---------------------------------------
                                       2005       2004       2005       2004
                                       ----       ----       ----       ----
                                                 (dollars in millions)
GMAP net income                       $(612)      $259      $(552)      $534
GMAP net margin                       (31.8)%     15.3%     (15.3)%     16.2%

                                               (volume in thousands)
Production volume                       400        337        735        633

Vehicle unit sales
   Industry                           4,500      4,048      9,142      8,620
   GM as a percentage of industry       6.3%       5.6%       5.6%       5.2%

GM market share - Australia            18.0%      19.3%      18.2%      19.7%
GM market share - China                11.4%       9.8%      10.9%       9.8%

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review (concluded)

GM Asia Pacific (concluded)

   Industry vehicle unit sales in the Asia Pacific region increased 11.2% in the second quarter of 2005 compared to the second quarter of 2004, to 4.5 million units, with slightly over half the unit increase in China, and growth throughout the region. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company [GM Daewoo] and China affiliates) in the region by 55 thousand units, or 24.7% in the period, to 281 thousand units from 226 thousand in 2004, driven primarily by higher sales in China. GMAP's second quarter 2005 market share increased to 6.3%, from 5.6% in the second quarter of 2004. GMAP increased its market share in China to 11.4% in the second quarter of 2005, up from 9.8% in the second quarter of 2004. Market share in Australia decreased in the period to 18.0%, compared to 19.3% in the second quarter of 2004, primarily due to lower sales of full-sized cars.
   In the first six months of 2005, industry vehicle unit sales in the region increased 522 thousand units, or 6.1%, to 9.1 million, over the year earlier period, while GMAP's sales increased 63 thousand units, or 13.9%, to 513 thousand. The bulk of GMAP's growth, 49 thousand units, was in China, where market share grew 1.1 percentage points to 10.9% for the first half of 2005. Overall in the region, GMAP's market share increased 0.4 percentage point, to 5.6%, in the period, compared to 2004.
   Net loss from GMAP was $612 million in the second quarter 2005 and net income of $259 million in the second quarter of 2004. For the six-month period ending June 30, 2005, GMAP's net loss was $552 million and for the same period in 2004 GMAP had net income of $534 million. The net loss was primarily attributable to the write-down of FHI of $788 million, after-tax, a result of FHI's declining financial performance and the downward adjustments in their business plan in May 2005. In addition, GMAP also experienced lower equity earnings from Shanghai GM, largely due to unfavorable product mix and unfavorable price. In addition, GM Holden's 2005 results have been lower than in 2004 due to reduced sales of locally produced vehicles and the unfavorable effect of the failure of ION, a local supplier.
   On June 28, 2005 GM increased its ownership in GM Daewoo to 50.9% from 48.2%. Accordingly, as of June 30, 2005, GM Daewoo was consolidated by GM. See Note 2 to the Consolidated Financial Statements.

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
                                      -----------------------------------------
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
                                        ===       ===      =====       =====

   Net income from financing operations totaled $378 million in the second quarter of 2005, as compared with $452 million earned in the same period of the prior year. For the first six months of 2005 and 2004, financing operations' net income was $626 million and $894 million, respectively. The decrease for the 2005 periods reflects the unfavorable effect of lower net interest margins as a result of increased borrowing costs. The decline in net interest margins was somewhat mitigated by the effect of improved used vehicle prices on lease terminations and lower credit loss provisions in 2005, compared to 2004.
   Mortgage operations earned $338 million in the second quarter of 2005, up from $319 million in the second quarter of 2004. For the first six months of 2005, mortgage operations' net income was $723 million, compared to $550 million in 2004. These results represent increases of 6% and 31% over the same periods of 2004, despite lower overall U.S. mortgage industry volume in 2005 as compared to 2004. On a combined basis, loan production for GMAC's residential based mortgage companies for the second quarter of 2005 remained consistent with that experienced for the second quarter of 2004, despite a decline of approximately 11% in total U.S. residential mortgage industry volume during the same time period. In addition, the favorable effects of valuation gains on the investment portfolio and favorable mortgage servicing results mitigated the impact

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review  (concluded)

of lower gains on sales of loans and lower net interest margins due to increased borrowing costs. GMAC's commercial mortgage operations' earnings were down $5 million from the second quarter of 2004, primarily due to lower gains on sales of loans as a result of certain valuation adjustments, which occurred during the quarter. However, as a result of increased volume and higher gains on sales in the first quarter of 2005, net income for the first six months of 2005 increased by $25 million to $101 million as compared to the first six months of 2004.
   Net income from insurance operations totaled $100 million and $75 million for the second quarter of 2005 and 2004, respectively, and $195 million and $166 million for the first six months of 2005 and 2004, respectively. The increases in 2005 are primarily the result of favorable underwriting results due to increases in insurance premiums and service revenue earned and written from contract growth across the majority of product lines. In addition, incurred losses attributable to severe weather in the United States were lower in the second quarter of 2005 than in the second quarter of 2004.

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

Status of Debt Ratings

   In the second quarter of 2005, GM and GMAC experienced adequate access to secured funding sources and limited access to the unsecured capital markets. Nonetheless, GM and GMAC were able to meet their respective capital requirements due to their diversified funding strategies and liquidity positions. On April 5, 2005, Moody's downgraded GM's long-term credit rating from Baa2 with a negative outlook to Baa3 with a negative outlook and, at the same time, downgraded GMAC's long-term credit rating from Baa1 with a negative outlook to Baa2 with a negative outlook. Moody's lowered GM's commercial paper rating to Prime-3 with a negative outlook from Prime-2 with a negative outlook and, at the same time, affirmed GMAC's commercial paper rating of Prime-2 with a negative outlook. On July 7, 2005, Moody's placed the ratings of GM and GMAC on review for possible downgrade. On May 5, 2005, Standard & Poor's downgraded GM's and GMAC's long-term credit rating from BBB- with a negative outlook to BB with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from A-3 with a negative outlook to B-1 with a negative outlook. On May 24, 2005, Fitch downgraded GM's and GMAC's long-term credit rating from BBB-with a negative outlook to BB+ with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from F3 with a negative outlook to B with a negative outlook. On May 26, 2005, DBRS downgraded GM's long-term rating from BBB with a negative outlook to BBB (low) with a negative outlook and, at the same time, downgraded GMAC's long-term credit

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings (continued)

rating of BBB (high) negative to BBB with a negative outlook. DBRS downgraded GM's commercial paper rating from R-2 (high) with a negative outlook to R-2
(low) with a negative outlook and, at the same time, lowered the outlook on GMAC's commercial paper rating of R-1 (low) with a negative outlook to R-2 (mid) with a negative outlook. On August 2, 2005, DBRS downgraded GM's long-term rating from BBB (low) with a negative outlook to BB (high) with a negative outlook and, at the same time, downgraded GMAC's long-term credit rating of BBB with a negative outlook to BBB (low) with a negative outlook. DBRS downgraded GM's commercial paper rating from R-2 (low) with a negative outlook to R-3
(high) with a negative outlook and, at the same time, lowered the rating on GMAC's commercial paper from R-2 (mid) with a negative outlook to R-2 (low) with a negative outlook. Refer to the table below for a summary of GM's and GMAC's credit ratings subsequent to these rating actions.
   Standard & Poor's, Fitch, and DBRS rate GM's credit at non-investment grade, with both Standard and Poor's and Fitch also rating GMAC's credit non-investment grade. While this has resulted in increased borrowing costs and limited access to unsecured debt markets, including capital markets for retail debt, these outcomes have been mitigated by actions taken by GM and GMAC over the past few years to focus on an increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources beyond traditional asset classes and geographical markets, automotive whole loan sales, and use of bank and conduit facilities. Further reductions of GM's and/or GMAC's credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. The reduction of GM's and GMAC's credit ratings to non-investment grade is not expected to have a material effect on GM's and GMAC's access to adequate capital to meet the Corporation's funding needs in the short and medium term.
   Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving the Corporation's funding strategy and GMAC's ability to sustain current level of asset originations over the long term. In addition, the ratings situation and outlook increase the importance of successfully executing the Corporation's plans for improvement of operating results. Management continuously assesses these matters and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC's financial performance in order to provide GMAC with ratings independent of those assigned to GM. Currently, only Moody's and DBRS assign a different credit rating to GMAC than they do to GM. There can be no assurance that any such actions would be taken or that such actions, if taken, would be successful in achieving a "split" rating from other rating agencies.

               ---------------------------------------------------------------
                 GM        GMAC        GM      GMAC       GM          GMAC
               ---------------------------------------------------------------
Rating Agency       Senior Debt       Commercial Paper         Outlook
-------------  ---------------------------------------------------------------
DBRS           BB (high)  BBB (low)   R-3
                                      (high)   R-2(low) Negative     Negative
Fitch          BB+        BB+         B        B        Negative     Negative
Moody's        Baa3       Baa2        Prime-3  Prime-2  Negative     Negative
S&P            BB         BB          B-1      B-1      Negative     Negative

   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks that is committed through June 2008. GM also has an additional $0.9 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.2 billion. Similarly, GMAC currently has a $3.0 billion syndicated line of credit committed through June 2006, $4.4 billion committed through June 2008, and committed and uncommitted lines of credit of $3.5 billion and $13.4 billion, respectively. In addition, New Center Asset Trust (NCAT) has an $18.5 billion committed liquidity facility. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC's securitization funding programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At June 30, 2005, NCAT had commercial paper outstanding of $8.0 billion, which is not consolidated in the Corporation's Consolidated Balance Sheet. In addition, GMAC enters into secured funding facilities whereby, in certain facilities, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $24.7 billion at June 30, 2005. As part of its cash management strategy, from time to time GMAC repurchases previously issued debt, but does so in a manner that does not compromise overall liquidity.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Automotive and Other Operations (concluded)

   Long-term debt was $31.0 billion at June 30, 2005, compared with $30.5 billion at December 31, 2004 and $29.8 billion at June 30, 2004. As of June 30, 2005, $1.3 billion of long-term debt was included in GM's balance as a result of the consolidation of GM Daewoo. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 90.7% at June 30, 2005, 84.7% at December 31, 2004, and 83.8% at June 30, 2004. The
ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 91.1% at June 30, 2005, 85.5% at December 31, 2004, and 84.9% at June 30, 2004.
   Net liquidity, calculated as cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and June 30, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.4 billion at June 30, 2005, compared with a negative $9.2 billion at December 31, 2004, and a negative $7.4 billion at June 30, 2004.
   During the past several years General Electric Capital Corporation (GECC) provided a trade payables program for suppliers to original equipment manufacturers (OEMs) in a broad range of industries, including the automotive industry. The program was available to suppliers of GM. In late 2004, GECC decided that for strategic reasons it would discontinue offering that financing program to suppliers of any OEMs, including suppliers in the automotive industry. Under the program, OEMs became directly responsible to make payments to GECC after GECC had paid the receivables that were originally due to the suppliers from the OEMs. The former GECC program no longer services GM suppliers. In the second quarter of 2005, GM and GMAC began offering a new supplier finance program to a limited number of its suppliers. At June 30, 2005, GM owed approximately $0.4 billion to GMAC under the new program, which amount is included in the balances of net payable to FIO and net receivable from Auto & Other in GM's Supplemental Information to the Consolidated Balance Sheets, and is eliminated in GM's Consolidated Balance Sheets.

Financing and Insurance Operations

   At June 30, 2005, GMAC's consolidated assets totaled $310.0 billion, compared with $324.1 billion at December 31, 2004 and $297.0 billion at June 30, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $178.3 billion at June 30, 2005, driven by decreases in retail and wholesale automotive receivables, partly offset by an increase in loans held for sale. The increase in GMAC's consolidated assets at June 30, 2005 compared with June 30, 2004 was due to higher balances of cash, investment securities, loans held for sale, and investment in operating leases, partly offset by decreases in retail and wholesale automotive receivables.
   Consistent with the changes in asset levels, GMAC's total debt decreased to $250.9 billion at June 30, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $6.4 billion at June 30, 2004, at $244.5 billion. GMAC's ratio of total debt to total stockholder's equity at June 30, 2005 was 11.1:1, compared with 12.0:1 at December 31, 2004, and 11.1:1 at June 30, 2004. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the unsecured and secured capital markets. Part of GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base and to extend debt maturities over a longer period of time, thereby maintaining sufficient cash balances. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $45.8 billion at June 30, 2005, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC enters into secured funding facilities whereby, in certain facilities, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $24.7 billion at June 30, 2005. GMAC has also been able to diversify its unsecured funding through the formation of Residential Capital Corporation (ResCap). ResCap was formed as the holding company of GMAC's residential mortgage business and in the second quarter of 2005 successfully achieved an investment grade

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (concluded)

Financing and Insurance Operations  (concluded)

rating (independent from GMAC) and issued $4.0 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities, which are intended to be used primarily for general corporate and working capital purposes, as well as to repay GMAC affiliate borrowings, thus providing additional liquidity to GMAC. Additionally, GMAC has increased the use of secured funding sources beyond traditional asset classes and geographic markets and has also increased the use of automotive whole loan sales. The increased use of whole loan sales is part of the migration to an "originate and sell" model for the U.S. automotive finance business. Through July 2005, GMAC has executed $9 billion in whole loan sales.
   In August 2005 GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Mortgage, while maintaining the remaining 40% equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, which is expected to occur in the fourth quarter of 2005, thereby providing GMAC significant incremental liquidity.

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

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $42.91 at June 30, 2005, $49.06 at December 31, 2004, and $49.11 at June 30,
2004.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES (concluded)

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

                                  Effect on 2005               Effect on
                                   Pre-Tax OPEB            December 31, 2004
Change in Assumption                 Expense                     APBO
------------------------------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed or furnished by GM with the SEC on Form 8-K, and in related comments by management of GM our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports that GM may file or furnish with the SEC on Form 8-K:
   - Changes in economic conditions, currency exchange rates or political stability;
   - Shortages of and price increase for fuel, labor strikes or work stoppages, health-care costs, market acceptance of the Corporation's new products, pace of product introductions;
   - Significant changes in the competitive environment;
   - Changes in the laws, regulations, and tax rates; and
   - The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management.


                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  Controls and Procedures

   The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.
   GM's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2005. Based on that evaluation, GM's chief executive officer and chief financial officer have concluded that, as of that date, GM's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. This material weakness relates to the ineffective operation of the procedures to determine whether an impairment is necessary with respect to the Corporation's foreign investments accounted for on the equity method which resulted in the failure to timely reduce the carrying value of GM's investment in the common stock of Fuji Heavy Industries (FHI) to fair value. The basis for the determination of this material weakness is discussed below.
   As of June 30, 2005, GM owned 20.1% of the common stock of FHI. This investment had a book value of $1.5 billion, accounted for using the equity method. At the time of GM's initial investment in FHI and through the first quarter of 2005, the book value of the FHI shares has been in excess of the value of the underlying shares of common stock of FHI, as determined by trades on the Tokyo Stock Exchange. However, the carrying value amount had been considered recoverable based on GM's periodic estimates of fair value that comprehended FHI's future business plans and financial prospects.
   In May 2005, management of FHI formulated a new business plan, which indicated FHI's expectation of a decline in revenues, profits and cash flows in the near term from those levels comprehended in previous plans. GM has now determined that, as of the end of the second quarter, the value of its investment in the common stock of FHI was other than temporarily impaired and that the carrying value of its investment in the common stock of FHI should have been reduced by $813 million to its fair value or approximately $650 million, as determined by the closing price of FHI stock on June 30, 2005.
   Because of this determination, the Corporation has restated its consolidated statements of income and consolidated balance sheets for the quarter ended June 30, 2005 to reflect this reduction in carrying value of its investment in the common stock of FHI. The correction in the carrying value of the common stock of FHI did not change the amounts of cash flows from operating activities or the net increase (decrease) in cash and cash equivalents in the consolidated financial statements included in GM's Form 10-Q for the six months ended June 30, 2005.
   In the fourth quarter of 2005, GM's management implemented additional review procedures designed to identify occurrences that may require a reassessment and possible impairment of the carrying value of its foreign investments accounted for on the equity method and is confident that, as of the date of this filing, it is in the process of fully remediating its related controls and procedures. These remedial actions, performed in conjunction with GM's quarterly closing and financial reporting process, include a thorough review by corporate and regional executives of transactions or events that could affect the classification or carrying value of such investments.
   Other than indicated above, there was no change in GM's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, GM's internal control over financial reporting. However, subsequent to June 30, 2005, GM took the remedial actions described above.


                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


ITEM 6.  Exhibits

Exhibit                                                                  Page
Number      Exhibit Name                                                Number
-------     -----------                                                 -------


31.1        Section 302 Certification of the Chief Executive Officer       44
31.2        Section 302 Certification of the Chief Financial Officer       45
32.1        Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                46
32.2        Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                47


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

Date:  November 9, 2005              By:  /s/PETER R. BIBLE
                                     ---  -----------------
                                          (Peter R. Bible,
                                           Chief Accounting Officer)