Form 10-Q
period 2005-09-30
GENERAL MOTORS CORP
filed 2005-11-09
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549-1004


                                    FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2005


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

        As of October 31, 2005, there were outstanding 565,506,606 shares of the issuer's $1-2/3 par value common stock.

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

                       THIS PAGE LEFT BLANK INTENTIONALLY

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                      Page No.
                                                                      --------
Part I - Financial Information

      Item 1.   Condensed Financial Statements (Unaudited)

                Condensed Consolidated Statements of Income for the
                  Three Months and Nine Months Ended September 30, 2005
                  and 2004 (as restated)                                    3

                Supplemental Information to the Condensed Consolidated
                  Statements of Income for the Three Months and Nine
                  Months Ended September 30, 2005 and 2004 (as restated)    4

                Condensed Consolidated Balance Sheets as of September
                  30, 2005,   December 31, 2004, and September 30, 2004
                  (as restated)                                             5

                Supplemental Information to the Condensed Consolidated
                  Balance Sheets as of September 30, 2005, December 31,
                  2004, and September 30, 2004 (as restated)                6

                Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2005 and 2004
                  2004 (as restated)                                        7

                Supplemental Information to the Condensed Consolidated
                  Statements of Cash Flows for the Nine Months Ended
                  September 30, 2005 and 2004 (as restated)                 8

                Notes to Condensed Consolidated Financial Statements        9

      Item 2.   Management's Discussion and Analysis of Financial
                  Condition and  Results of Operations                     24


      Item 3.   Quantitative and Qualitative Disclosures about Market
                  Risk                                                     43

      Item 4.   Controls and Procedures                                    44

Part II - Other Information

      Item 1.   Legal Proceedings                                          44

      Item 2(c).Purchases of equity securities                             45

      Item 5.   Other Information                                          45

      Item 6.   Exhibits                                                   45

Signatures                                                                 45

Certifications

Exhibit 31.1    Section 302 Certification of the Chief Executive Officer   46
Exhibit 31.2    Section 302 Certification of the Chief Financial Officer   47
Exhibit 32.1    Certification of the Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350, As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002           48
Exhibit 32.2    Certification of the Chief Financial Officer Pursuant to
                   18 U.S.C. Section 1350, As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002           49

                                     PART I


                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------------------------------
                                               (As                      (As
                                             restated                 restated
                                            see Note 1)              see Note 1)
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
                                (dollars in millions except per share amounts)

Total net sales and revenues      $47,182     $44,899     $141,424   $141,983
                                   ------      ------      -------    -------
Cost of sales and other expenses 40,372 37,373 120,587 115,924 Selling, general, and
  administrative expenses           5,473       4,342       15,794     14,522
Interest expense                    4,059       3,010       11,450      8,633
                                   ------      ------      -------    -------
  Total costs and expenses         49,904      44,725      147,831    139,079
                                   ------      ------      -------    -------
Income (loss) before income
  taxes, equity income
  and minority interests           (2,722)        174       (6,407)     2,904
Income tax expense (benefit)         (989)          9       (2,254)       619
Equity income (loss) and
  minority interests                  100         150          342        615
                                    -----         ---        -----      -----
  Net income (loss)               $(1,633)       $315      $(3,811)    $2,900
                                    =====         ===        =====      =====

Basic earnings (loss) per share
  attributable to
  common stock (Note 10)           $(2.89)      $0.56       $(6.74)     $5.14
                                     ====        ====         ====       ====

Earnings (loss) per share
  attributable to
  common stock assuming dilution
  (Note 10)                        $(2.89)      $0.56       $(6.74)     $5.11
                                     ====        ====         ====       ====





Reference should be made to the notes to condensed consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------------------------------
                                               (As                      (As
                                             restated                 restated
                                            see Note 1)              see Note 1)
                                    2005        2004        2005       2004
                                    ----        ----        ----       ----
                                              (dollars in millions)

AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues      $38,363     $37,065     $115,844   $118,404
                                   ------      ------      -------    -------
Cost of sales and other expenses   38,009      34,913      113,776    108,603
Selling, general, and
  administrative expenses           3,285       2,212        9,442      8,379
                                   ------      ------      -------    -------
  Total costs and expenses         41,294      37,125      123,218    116,982
                                   ------      ------      -------    -------
Interest expense                      746         622        2,102      1,780
Net expense from transactions
  with Financing and Insurance
  Operations                           96          77          283        204
                                    -----       -----        -----        ---
(Loss) before income taxes,
  equity income, and minority
  interests                        (3,773)       (759)      (9,759)      (562)
Income tax (benefit)               (1,357)       (305)      (3,383)      (630)
Equity income (loss) and
  minority interests                  101         152          346        619
                                   ------         ---        -----        ---
  Net income (loss) - Automotive
    and Other Operations          $(2,315)      $(302)     $(6,030)      $687
                                    =====         ===        =====        ===

FINANCING AND INSURANCE
OPERATIONS

Total revenues                     $8,819      $7,834      $25,580    $23,579
                                    -----       -----       ------     ------
Interest expense                    3,313       2,388        9,348      6,853
Depreciation and amortization
  expense                           1,440       1,338        4,242      4,001
Operating and other expenses        2,133       2,136        6,228      6,245
Provisions for financing and
  insurance losses                    978       1,116        2,693      3,218
                                    -----       -----       ------     ------
  Total costs and expenses          7,864       6,978       22,511     20,317
Net income from transactions
  with Automotive
  and Other Operations                (96)        (77)        (283)      (204)
                                    -----       -----       ------     ------
Income before income taxes,
  equity income, and
  minority interests                1,051         933        3,352      3,466
Income tax expense                    368         314        1,129      1,249
Equity income (loss) and
  minority interests                   (1)         (2)          (4)        (4)
                                    -----         ---       ------      -----

  Net income - Financing and
    Insurance Operations             $682        $617       $2,219     $2,213
                                      ===         ===        =====      =====




The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to condensed consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        (As
                                                                      restated,
                                                                     see Note 1)
                                                Sept. 30,             Sept. 30,
                                                  2005     Dec. 31,     2004
                                              (Unaudited)     2004   (Unaudited)
                                              ----------   --------  ----------
                     ASSETS                           (dollars in millions)

Cash and cash equivalents                         $35,089   $35,993     $37,589
Marketable securities                              18,012    21,737      21,034
                                                   ------    ------      ------
  Total cash and marketable securities             53,101    57,730      58,623
Finance receivables - net                         177,082   199,600     193,755
Loans held for sale                                17,581    19,934      20,116
Accounts and notes receivable (less allowances)    16,285    21,236      17,379
Inventories (less allowances) (Note 4)             14,175    12,247      12,544
Assets held for sale (Note 1)                      18,748         -           -
Deferred income taxes                              28,499    26,241      27,219
Net equipment on operating leases (less
  accumulated depreciation)                        37,972    34,214      33,016
Equity in net assets of nonconsolidated
  affiliates                                        4,260     6,776       6,637
Property - net                                     39,616    39,020      37,432
Intangible assets - net (Note 5)                    4,799     4,925       4,732
Other assets                                       56,993    57,680      57,182
                                                  -------   -------     -------
  Total assets                                   $469,111  $479,603    $468,635
                                                  =======   =======     =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable (principally trade)              $29,886   $28,830     $26,404
Notes and loans payable                           278,232   300,279     290,920
Liabilities related to assets held for sale
  (Note 1)                                         12,319         -           -
Postretirement benefits other than pensions        32,101    28,111      31,948
Pensions                                            9,982     9,455       7,824
Deferred income taxes                               6,718     7,078       6,134
Accrued expenses and other liabilities             76,620    77,727      77,417
                                                  -------   -------     -------
  Total liabilities                               445,858   451,480     440,647
Minority interests                                    829       397         369
Stockholders' equity
$1-2/3 par value common stock (outstanding,
  565,504,852; 565,132,021; and
  564,804,464 shares)                                 943       942         941
Capital surplus (principally additional
  paid-in capital                                  15,281    15,241      15,209
Retained earnings                                   9,754    14,428      14,804
                                                   ------    ------      ------
   Subtotal                                        25,978    30,611      30,954
Accumulated foreign currency translation
  adjustments                                      (1,630)   (1,194)     (1,678)
Net unrealized gains on derivatives                   406       589         215
Net unrealized gains on securities                    742       751         610
Minimum pension liability adjustment               (3,072)   (3,031)     (2,482)
                                                  -------   -------     -------
   Accumulated other comprehensive loss            (3,554)   (2,885)     (3,335)
                                                  -------   -------     -------
     Total stockholders' equity                    22,424    27,726      27,619
                                                  -------   -------     -------
Total liabilities and stockholders' equity       $469,111  $479,603    $468,635
                                                  =======   =======     =======



Reference should be made to the notes to condensed consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

      SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                        (As
                                                                      restated,
                                                                     see Note 1)
                                                Sept. 30,             Sept. 30,
                                                  2005     Dec. 31,     2004
                                              (Unaudited)     2004   (Unaudited)
                                              ----------   --------  ----------
                    ASSETS                           (dollars in millions)
Automotive and Other Operations
Cash and cash equivalents                        $13,695    $13,148     $12,984
Marketable securities                              1,437      6,655       7,969
                                                  ------     ------      ------
  Total cash and marketable securities            15,132     19,803      20,953
Accounts and notes receivable (less allowances)    7,800      6,713       6,542
Inventories (less allowances) (Note 4)            13,755     11,717      12,035
Net equipment on operating leases (less
  accumulated depreciation)                        7,302      6,488       6,764
Deferred income taxes and other current assets     9,859     10,794      10,813
                                                  ------     ------      ------
  Total current assets                            53,848     55,515      57,107
Equity in net assets of nonconsolidated
  affiliates                                       4,260      6,776       6,637
Property - net                                    37,860     37,170      35,583
Intangible assets - net (Note 5)                   1,674      1,599       1,445
Deferred income taxes                             20,343     17,399      18,086
Other assets                                      41,101     40,844      41,251
                                                 -------    -------     -------
  Total Automotive and Other Operations assets   159,086    159,303     160,109
Financing and Insurance Operations
Cash and cash equivalents                         21,394     22,845      24,605
Investments in securities                         16,575     15,082      13,065
Finance receivables - net                        177,082    199,600     193,755
Loans held for sale                               17,581     19,934      20,116
Assets held for sale (Note 1)                     18,748          -           -
Net equipment on operating leases (less
  accumulated depreciation)                       30,670     27,726      26,252
Other assets                                      27,975     35,113      30,733
Net receivable from Automotive and Other
  Operations                                       3,399      2,426       2,548
                                                 -------    -------     -------
  Total Financing and Insurance Operations
    assets                                       313,424    322,726     311,074
                                                 -------    -------     -------
Total assets                                    $472,510   $482,029    $471,183
                                                 =======    =======     =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive and Other Operations
Accounts payable (principally trade)             $26,784    $24,257     $23,287
Loans payable                                      1,509      2,062       2,540
Accrued expenses                                  43,040     46,147      45,420
Net payable to Financing and Insurance
  Operations                                       3,399      2,426       2,548
                                                  ------     ------      ------
  Total current liabilities                       74,732     74,892      73,795
Long-term debt                                    30,929     30,460      30,065
Postretirement benefits other than pensions       27,380     23,406      27,996
Pensions                                           9,891      9,371       7,755
Other liabilities and deferred income taxes       15,764     15,657      15,402
                                                 -------    -------     -------
  Total Automotive and Other Operations
    liabilities                                  158,696    153,786     155,013
Financing and Insurance Operations
Accounts payable                                   3,102      4,573       3,117
Liabilities related to assets held for sale
  (Note 1)                                        12,319          -           -
Debt                                             245,794    267,757     258,315
Other liabilities and deferred income taxes       29,346     27,790      26,750
                                                 -------    -------     -------
  Total Financing and Insurance Operations
    liabilities                                  290,561    300,120     288,182
                                                 -------    -------     -------
   Total liabilities                             449,257    453,906     443,195
Minority interests                                   829        397         369
     Total stockholders' equity                   22,424     27,726      27,619
                                                 -------    -------     -------
Total liabilities and stockholders' equity      $472,510   $482,029    $471,183
                                                 =======    =======     =======

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.

Reference should be made to the notes to condensed consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                  ------------------------
                                                              (As restated,
                                                               see Note 1)
                                                   2005(a)       2004
                                                   ----          ----
                                                   (dollars in millions)
Net cash provided by operating activities
  (Note 1)                                         $3,676     $12,108

Cash flows from investing activities
Expenditures for property                          (5,048)     (4,762)
Investments in marketable securities -
  acquisitions                                    (14,473)     (9,503)
Investments in marketable securities -
  liquidations                                     16,091      10,095
Net originations and purchases of mortgage
  servicing rights                                 (1,089)     (1,151)
Increase in finance receivables                   (15,843)    (31,731)
Proceeds from sales of finance receivables         27,802      16,811
Operating leases - acquisitions                   (12,372)    (10,522)
Operating leases - liquidations                     5,029       5,831
Investments in companies, net of cash acquired      1,367         (85)
Other                                              (1,643)        808
                                                    -----      ------
Net cash (used in) investing activities (Note 1)     (179)    (24,209)

Cash flows from financing activities
Net (decrease) increase in loans payable           (6,289)      1,559
Long-term debt - borrowings                        49,194      57,505
Long-term debt - repayments                       (50,834)    (44,822)
Cash dividends paid to stockholders                  (863)       (847)
Other                                               5,020       3,763
                                                    -----     -------
Net cash (used in) provided by financing
  activities                                       (3,772)     17,158

Effect of exchange rate changes on cash and cash
  equivalents                                        (120)        (22)
                                                      ---       -----
Net (decrease) increase in cash and cash
  equivalents                                        (395)      5,035
Cash and cash equivalents at beginning of the
  period                                           35,993      32,554
                                                   ------      ------
Cash and cash equivalents at end of the period    $35,598     $37,589
                                                   ======      ======


(a) Includes $509 of cash and cash equivalents classified as assets held for sale as described in Note 1 of the Condensed Consolidated Financial Statements.

Reference should be made to the notes to condensed consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

 SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Automotive and     Financing and
                                                  Other            Insurance
                                              --------------     -------------
                                              Nine Months Ended September 30,
                                            -----------------------------------
                                                                         (As
                                                                      restated,
                                                                         see
                                                                        Note 1)
                                             2005      2004   2005(a)    2004
                                             ----      ----   ----       ----
                                                   (dollars in millions)
Net cash (used in) provided by operating
  activities (Note 1)                      $(2,482)  $1,273    $6,158   $10,835

Cash flows from investing activities
Expenditures for property                   (4,878)  (4,502)     (170)     (260)
Investments in marketable securities -
  acquisitions                                (289)  (1,817)  (14,184)   (7,686)
Investments in marketable securities -
  liquidations                               5,319    2,915    10,772     7,180
Net change in mortgage services rights           -        -    (1,089)   (1,151)
Increase in finance receivables                  -        -   (15,843)  (31,731)
Proceeds from sales of finance receivables       -        -    27,802    16,811
Operating leases - acquisitions                  -        -   (12,372)  (10,522)
Operating leases - liquidations                  -        -     5,029     5,831
Net investing activity with Financing and
  Insurance Operations                       1,500        -         -         -
Investments in companies, net of cash
  acquired                                   1,367      (94)        -         9
Other                                         (148)     348    (1,495)      460
                                             -----    -----     -----    ------
Net cash provided by (used in) investing
  activities (Note 1)                        2,871   (3,150)   (1,550)  (21,059)

Cash flows from financing activities
Net increase (decrease) in loans payable         8     (498)   (6,297)    2,057
Long-term debt - borrowings                     97      845    49,097    56,660
Long-term debt - repayments                    (21)     (72)  (50,813)  (44,750)
Net financing activity with Automotive &
  Other                                          -        -    (1,500)        -
Cash dividends paid to stockholders           (863)    (847)        -         -
Other                                            -        -     5,020     3,763
                                               ---      ---     -----    ------
Net cash (used in) provided by financing
  activities                                  (779)    (572)   (4,493)   17,730
Effect of exchange rate changes on cash and
  cash equivalents                             (36)     (47)      (84)       25
Net transactions with Automotive/Financing
  Operations                                   973    1,056      (973)   (1,056)
                                               ---    -----       ---     -----
Net increase (decrease) in cash and cash
  equivalents                                  547   (1,440)     (942)   6,475
Cash and cash equivalents at beginning of
  the period                                13,148   14,424    22,845   18,130
                                            ------   ------    ------   ------
Cash and cash equivalents at end of the
  period                                   $13,695  $12,984   $21,903   $24,605
                                            ======   ======    ======    ======



(a) Includes $509 of cash and cash equivalents classified as assets held for sale as described in Note 1 of the Condensed Consolidated Financial Statements.

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation's businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations. Classification of cash flows for Financing and Insurance Operations is consistent with presentation in GM's Consolidated Statement of Cash Flows. See Note 1.

Reference should be made to the notes to condensed consolidated financial statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  Financial Statement Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The condensed consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the "Corporation," "General Motors" or "GM"). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors' share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM and GMAC Annual Reports on Form 10-K for the period ended December 31, 2004 and the GMAC Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC).
   GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation's condensed consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
   To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners' insurance, and asset-based lending.

Assets and Liabilities Classified as Held for Sale
   On August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The transaction is intended to allow GMAC Commercial Mortgage increased access to capital for continued growth of its business and GMAC to retain a significant economic interest. While the transaction received GMAC Board of Directors approval on August 2, 2005, it is expected that the transaction will be completed near the end of 2005, subject to all necessary conditions and approvals. For the three and nine months ended September 30, 2005, GMAC Commercial Mortgage's earnings and cash flows are fully consolidated in GM's Condensed Consolidated Statements of Income and Statements of Cash Flows. However, as a result of the agreement to sell a 60% equity interest, the assets and liabilities of GMAC Commercial Mortgage have been classified as held for sale separately in GM's Condensed Consolidated Balance Sheet at September 30, 2005. The following table presents GMAC Commercial Mortgage's major classes of assets and liabilities classified as held for sale as of September 30, 2005 (dollars in millions):

Cash and cash equivalents                                       $509
Marketable securities                                          2,217
                                                               -----
   Total cash and marketable securities                        2,726
Finance receivables - net                                      3,382
Loans held for sale                                            8,448
Other assets                                                   4,192
                                                              ------
   Total assets held for sale                                $18,748
                                                              ======

Accounts payable                                                $264
Debt                                                           6,896
Deferred income taxes and other liabilities                    5,056
Minority interest                                                103
                                                              ------
   Total liabilities related to assets held for sale         $12,319
                                                              ======

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

Restatement of Quarterly 2004 Financial Statements for Out-of-Period Adjustments
   GM has made certain adjustments to restate previously reported quarterly financial results for 2004 that do not affect GM's 2004 total annual results, cash flows, or year-end 2004 financial position.
   During the fourth quarter of 2004, internal controls that had been put into place in connection with GM's Sarbanes-Oxley Section 404 program at GMAC's residential mortgage businesses identified certain out-of-period adjustments. The majority of these amounts resulted from items detected and recorded in the fourth quarter of 2004 that relate to prior 2004 quarters. As a result, GM has restated its 2004 quarterly and year-to-date financial statements. The most significant of these restatement adjustments relate to: (1) the estimation of fair values of certain interests in securitized assets, (2) the accounting for deferred income taxes related to certain secured financing transactions; and (3) the income statement effects of consolidating certain mortgage transfers previously recognized as sales.
   Upon identification of these out-of-period adjustments, GM analyzed their effect, together with the effect of out-of-period adjustments related to Auto & Other that had been previously considered immaterial to GM on a consolidated basis, and concluded that, in the aggregate, they were significant enough to warrant restatement of GM's 2004 quarterly results. The most significant of the Auto & Other out-of-period adjustments relates to GM's accounting for the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which was initially reported in the first quarter of 2004 pursuant to FASB Staff Position
(FSP) No. FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permitted companies to recognize the effect of the Act beginning with its enactment date (December 8, 2003), or defer recognition until the issuance of final rules by the FASB. In the second quarter of 2004, FSP 106-2 was issued which superseded FSP 106-1 and clarified how to account for the effect of the Act under circumstances where a company's other postretirement employee benefits
(OPEB) plan has a plan year-end that is different from the company's fiscal year-end. This second quarter clarification provided guidance on the accounting for the effect of the Act in a manner different than GM had applied prior to restatement.
   A summary of the significant effects of the above restatement items is as follows:

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

                                    Three Months Ended      Nine Months Ended
                                    September 30, 2004      September 30, 2004
                                    -----------------       ------------------
                                       As                     As
                                   previously             previously
                                   reported * As restated reported * As restated
                                   ---------- ----------- ---------- -----------
                                  (dollars in millions except per share amounts)

Total net sales and revenues        $44,858    $44,899    $141,691   $141,983

Income before income taxes,
  equity  income, and
  minority interests                   $338       $174      $3,096     $2,904
Income tax expense                       71          9         650        619
Minority interests                      (12)       (12)        (58)       (58)
Earnings of nonconsolidated
  associates                            185        162         673        673
                                        ---        ---       -----      -----
  Net income                           $440       $315      $3,061     $2,900
                                        ===        ===       =====      =====

Basic earnings per share
  attributable to common stock        $0.78      $0.56       $5.42      $5.14
                                       ====       ====        ====       ====

Average number of shares of
  common stock outstanding -
  basic (in millions)                   565        565         565        565

Earnings per share attributable
  to common stock assuming dilution   $0.78      $0.56       $5.39      $5.11
                                       ====       ====        ====       ====

Average number of shares of
  common stock outstanding -
  diluted (in millions)                 567        567         568        568

Net income (loss) by reportable
  operating segment / region
Automotive and Other Operations
  GM North America (GMNA)              $(22)      $(88)       $757       $668
  GM Europe (GME)                      (236)      (236)       (397)      (397)
  GM Latin
   America/Africa/Mid-East               27         27          38         38
   (GMLAAM)
  GM Asia Pacific (GMAP)                101         78         612        612
  Other Operations                      (83)       (83)       (234)      (234)
                                         --         --         ---        ---
Net income - Automotive and
  Other Operations                     (213)      (302)        776        687
Financing and Insurance Operations
  Net income - Financing and
   Insurance Operations                 653        617       2,285      2,213
                                        ---        ---       -----      -----
Net income                             $440       $315      $3,061     $2,900
                                        ===        ===       =====      =====

*As reported in Form 10-Q for the quarter ended September 30, 2004.

Statements of Cash Flows
   After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash used in operating activities and net cash used in investing activities. These amounts for the nine months ended September 30, 2004 have been reclassified to be consistent with the nine months ended September 30, 2005.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 1.  Financial Statement Presentation (continued)

cash flow effects related to wholesale loans are reflected in the operating activities section of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 and 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions.

   The following table shows the effects of this reclassification for the nine months ended September 30, 2004, consistent with the 2005 presentation (dollars in millions):

Net cash provided by operating activities as previously
  reported                                                   $11,396
Reclassification                                                 712
                                                              ------
Revised net cash provided by operating activities            $12,108
                                                              ======

Net cash used in investing activities as
  previously reported                                       $(23,497)
Reclassification                                                (712)
                                                              ------
Revised net cash used in investing activities               $(24,209)
                                                              ======

Presentation of Delphi Receivable
   As of September 30, 2005 GM's Condensed Consolidated Balance Sheet reflects a change in presentation of a receivable due from Delphi Corporation (Delphi). The receivable represents amounts that Delphi owes to GM for OPEB relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings at GM became available to them under certain employee "flowback" arrangements included in the 1999 Separation Agreement between GM and Delphi. GM is responsible to pay for the OPEB of the subject employees. In accordance with the terms of the 1999 Separation Agreement, Delphi will compensate GM for the total OPEB attributable to services rendered by the subject employees from their original GM service date through the date the subject employees flowed back to GM from Delphi. In prior periods this amount was netted against the OPEB liability carried on GM's balance sheet. As a result of the change in presentation, GM's September 30, 2005 Condensed Consolidated Balance Sheet reflects an $819 million increase in the amount presented primarily under "Other Assets" and a corresponding liability increase under "Postretirement Benefits Other than Pensions." Cash settlement between GM and Delphi with respect to this receivable is scheduled to occur at the time of the employees' estimated retirement dates. GM has not recorded an allowance for these receivables as of September 30, 2005. See Note 15.

New Accounting Standards

   In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB released FASB Staff Position (FSP) FIN 46(R)-5, which addresses whether a corporation should consider whether it holds an implicit interest in a variable interest entity (VIE) or potential VIE when specific conditions exist to determine if the guidance in FASB Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)), should be applied. GM had adopted FIN 46(R) as of January 1, 2004. GM adopted FSP FIN 46(R)-5 upon issuance. The Interpretation did not have an effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. Management is evaluating the effect of this interpretation on GM's consolidated financial position and results of operations.

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

NOTE 2. Acquisition and Disposal of Businesses

   On February 3, 2005, GM completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo Auto & Technology Company (GM Daewoo, formerly referred to as GM-DAT) for approximately $49 million. This increased GM's ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM's ownership in GM Daewoo to 50.9%. Accordingly, as of June 30, 2005, GM began consolidating GM Daewoo. This increased GM's total assets and liabilities as of June 30, 2005 by approximately $4.7 billion and $4.5 billion, respectively, including one-time increases of $1.6 billion of cash and marketable securities and $1.3 billion of long-term debt. GM has not yet completed its allocation of the total purchase price of GM Daewoo to its net assets.
   The following unaudited financial information for the three and nine months ended September 30, 2005 and 2004 represents amounts attributable to GM Daewoo on a basis consistent with giving effect to the increased ownership and consolidation as of January 1, 2004 (dollars in millions). The pro forma effect on net income is not significant compared to equity income recognized.

                                 Actual       Pro-forma          Pro-forma
                                   Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                -----------------------------------------------
                                   2005         2004        2005        2004
                                   ----         ----        ----        ----

Total net sales and revenues      $1,438        $962       $4,485      $2,976
Income (loss) before income
   taxes, equity income and
   minority interests                $59        $(56)        $102        $(37)

   On February 13, 2005, GM entered into certain agreements with Fiat S.p.A.
(Fiat), under which GM and Fiat would terminate and liquidate all joint ventures between them and GM would acquire certain strategic assets from Fiat. Effective May 13, 2005 the liquidation of these joint ventures and GM's acquisition of certain strategic assets from Fiat were completed. As a result, GM regained complete ownership of all of its respective assets originally contributed to each joint venture. GM acquired a 50 percent interest in a new joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine, and GM will co-own with Fiat key powertrain intellectual property, including the SDE and JTD diesel engines and the M20-32 six-speed manual transmission.
   On April 4, 2005, GM completed the sale of its Electro-Motive Division (EMD) to an investor group led by Greenbriar Equity Group LLC and Berkshire Partners LLC. The sale covered substantially all of the EMD businesses, and both the LaGrange, Illinois and London, Ontario manufacturing facilities. This transaction did not have a material effect on GM's consolidated financial position or results of operations. The final consideration is contingent upon a closing date balance sheet audit.
   On August 3, 2005, GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). As a result of the agreement, the assets and liabilities of GMAC's Commercial Mortgage have been classified as held for sale separately in GM's condensed consolidated balance sheet at September 30, 2005. See Note 1.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 3.  Asset Impairments

   In the third quarter of 2005, GM reviewed the carrying value of certain long-lived assets held and used, other than goodwill and intangible assets with indefinite lives. These reviews resulted in after-tax impairment charges totaling $805 million ($468 million at GMNA, $176 million at GME, $99 million at GMLAAM, and $62 million at GMAP). Impairments primarily relate to product-specific assets but also include amounts related to office and production facilities. These changes were recorded in cost of sales and other expenses in the income statement.
   In addition, year to date results include an after-tax charge of $84 million, recorded at GMNA in the first quarter 2005, for the write-down to fair market value of various plant assets in connection with the cessation of production at the Lansing assembly plant. Total impairment charges were $889 million, after tax for the first nine months of 2005. There were no impairment charges in the first nine months of 2004.
   GM determined that, as of the end of the second quarter, the value of its investment in the common stock of FHI was impaired on an other than temporary basis. The write-down due to this impairment was $788 million, after tax, which was recorded in cost of sales and other expenses in the income statement.

NOTE 4.  Inventories

   Inventories included the following (dollars in millions):

                                            Sept. 30, Dec. 31, Sept. 30,
                                              2005     2004       2004
                                            --------  --------  ---------
Automotive and Other Operations
Productive material, work in process, and
  supplies                                   $6,329     $4,838    $5,876
Finished product, service parts, etc.         8,729      8,321     7,745
                                             ------     ------    ------
  Total inventories at FIFO                  15,058     13,159    13,621
   Less LIFO allowance                       (1,303)    (1,442)   (1,586)
                                             ------     ------    ------
     Total inventories (less allowances)    $13,755    $11,717   $12,035

Financing and Insurance Operations
Off-lease vehicles                              420        530       509
                                             ------     ------    ------

Total consolidated inventories (less
   allowances)                              $14,175    $12,247   $12,544
                                             ======     ======    ======

NOTE 5.  Goodwill and Acquired Intangible Assets

   The components of the Corporation's acquired intangible assets as of September 30, 2005, and 2004 were as follows (dollars in millions):

                                               Gross                      Net
September 30, 2005                            Carrying    Accumulated  Carrying
                                               Amount    Amortization   Amount
                                            -----------------------------------
Automotive and Other Operations
Amortizing intangible assets:
   Patents and intellectual property rights      $510        $108        $402
Non-amortizing intangible assets:
   Goodwill                                                               529
   Pension intangible asset                                               743
                                                                        -----
     Total goodwill and intangible assets                              $1,674
                                                                        -----

Financing and Insurance Operations
Amortizing intangible assets:
   Customer lists and contracts                   $63         $41         $22
   Trademarks and other                            29          18          11
   Covenants not to compete                        18          18           0
                                                  ---          --          --
     Total                                       $110         $77         $33
                                                  ===          ==

Non-amortizing intangible assets:
   Goodwill                                                             3,092
                                                                        -----
     Total goodwill and intangible assets                              $3,125
                                                                        -----

Total consolidated goodwill and intangible
  assets                                                               $4,799
                                                                        =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 5.  Goodwill and Acquired Intangible Assets (concluded)

                                               Gross                      Net
September 30, 2004                            Carrying    Accumulated  Carrying
                                               Amount    Amortization   Amount
                                            -----------------------------------
Automotive and Other Operations
Amortizing intangible assets:
   Patents and intellectual property rights      $303         $61        $242
Non-amortizing intangible assets:
   Goodwill                                                               550
   Pension intangible asset                                               653
                                                                        -----
      Total goodwill and intangible assets                             $1,445
                                                                        -----

Financing and Insurance Operations
Amortizing intangible assets:
   Customer lists and contracts                   $66         $37         $29
   Trademarks and other                            40          19          21
   Covenants not to compete                        18          18           -
                                                  ---          --          --
     Total                                       $124         $74         $50
                                                  ===          ==          ==

Non-amortizing intangible assets:
   Goodwill                                                             3,237
                                                                        -----
     Total goodwill and intangible assets                              $3,287
                                                                        -----

Total consolidated goodwill and intangible
  assets                                                               $4,732
                                                                        =====

   Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $35 million to $63 million.
   The changes in the carrying amounts of goodwill for the nine months ended September 30, 2005, and 2004, were as follows (dollars in millions):

                                                       Total
                                                      Auto &
                                      GMNA     GME     Other    GMAC   Total GM
                                      ----     ---     -----    ----   --------
Balance as of December 31, 2004       $154     $446     $600  $3,274   $3,874
Goodwill acquired during the period      -        -        -       7        7
Effect of foreign currency
  translation                           (8)     (63)     (71)    (46)    (117)
Impairment/Other                         -        -             (143)    (143)
                                       ---      ---      ---   -----    -----
Balance as of September 30, 2005      $146     $383     $529  $3,092   $3,621
                                       ===      ===      ===   =====    =====

Balance as of December 31, 2003       $154     $413     $567  $3,223   $3,790
Goodwill acquired during the period      -        -        -      24       24
Effect of foreign currency
  translation                           (1)     (11)     (12)     (3)     (15)
Other                                   (5)       -       (5)     (7)     (12)
                                      ----      ---      ---   -----    -----
Balance as of September 30, 2004      $148     $402     $550  $3,237   $3,787
                                       ===      ===      ===   =====    =====

NOTE 6.  Investment in Nonconsolidated Affiliates

   Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM's significant affiliates, and the percent of GM's current equity ownership, or voting interest, in them include the following: Japan - FHI (20.1% at September 30, 2005 and 2004), Suzuki Motor Corporation (20.6% at September 30, 2005 and 20.4% at September 30, 2004); China - Shanghai General Motors Co., Ltd (50% at September 30, 2005 and 2004), SAIC GM Wuling Automobile Co., Ltd (34% at September 30, 2005 and 2004); Korea - GM Daewoo (50.9% at September 30, 2005 and 44.6% at September 30, 2004). With the increase in ownership to more than 50%, GM consolidated GM Daewoo at June 30, 2005 - see Note 2; Italy - GM-Fiat Powertrain (FGP) (dissolved at September 30, 2005 and 50% at September 30,
2004).
   Information regarding GM's share of income for all nonconsolidated affiliates in the following countries is included in the table below (in millions):

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 6.  Investment in Nonconsolidated Affiliates (concluded)

GM's share of nonconsolidated affiliates' net income (loss):
                           Three Months Ended             Nine Months Ended
                             September 30,                  September 30,
                         ----------------------------------------------------
                           2005          2004         2005          2004
                           ----          ----         ----          ----
   Italy                     -           $30          $32           $59
   Japan                   $45           $32         $140          $191
   China                   $86           $74         $218          $384
   Korea                     -          $(25)         $17          $(18)

   On February 13, 2005, GM entered into certain agreements with Fiat, under which GM and Fiat have terminated and liquidated all joint ventures between them in existence at that time - see Note 2. Separately, during the second quarter of 2005, GM entered into a new joint venture with Fiat in Poland, GM Fiat Powertrain Polska, with each party owning 50% of the joint venture.
   GM determined that, as of the end of the second quarter of 2005, the value of its investment in the common stock of FHI was impaired on an other than temporary basis. The write-down due to this impairment was $788 million, after tax, which was recorded in cost of sales and other expenses on the income statement.

NOTE 7.  Product Warranty Liability

   Policy, product warranty, and recall campaigns liability included the following (dollars in millions):
                                      Nine Months   Twelve Months   Nine Months
                                         Ended          Ended          Ended
                                    Sept. 30, 2005  Dec. 31, 2004 Sept. 30, 2004
                                    --------------  ------------- --------------

Beginning balance                         $9,315       $8,832        $8,832
Payments                                  (3,542)      (4,669)       (3,422)
Increase in liability (warranties
  issued during period)                    4,009        5,065         3,800
Adjustments to liability (pre-existing
  warranties)                               (274)         (85)         (163)
Effect of foreign currency translation
  and other adjustments                     (204)         172            38
                                           -----        -----         -----
Ending balance                            $9,304       $9,315        $9,085
                                           =====        =====         =====

   Policy, product warranty, and recall campaigns liability amounts in the table above include amounts with respect to certified-used vehicles. December 31 and September 30, 2004 balances have been revised accordingly to provide a comparative basis.

NOTE 8.  Commitments and Contingent Matters

Commitments
   GM has guarantees related to its performance under operating lease arrangements and the residual value of lease assets totaling $639 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to mitigate GM's obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
   Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers' assets and agreements with third parties that guarantee fulfillment of certain suppliers' commitments. The maximum exposure under these commitments amounts to $122 million.
   The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At September 30, 2005 approximately $35 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.2 billion.
   In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM's maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
   In connection with the Delphi spinoff, completed May 28, 1999, GM has provided limited guarantees with respect to benefits for former GM employees relating to pensions, post-retirement healthcare, and life insurance. No amounts have been recorded for such guarantees as the Corporation's obligations under them, while probable, are not reasonably estimable. See Note 15.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 8.  Commitments and Contingent Matters (concluded)

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

Contingent Matters
   Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, governmental investigations, claims, and proceedings are pending against the Corporation, including those arising out of alleged product defects; employment-related matters; governmental regulations relating to safety, emissions, and fuel economy; product warranties; financial services; dealer, supplier, and other contractual relationships; and environmental matters.
   GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2005. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation's consolidated financial condition or results of operations.

Other Matters
   GM has been cooperating with the SEC in connection with investigations reported by the media concerning pension and OPEB and certain transactions between GM and Delphi.
   The SEC has issued subpoenas to GM in connection with various matters involving GM that it has under investigation. These matters include GM's financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, GM's recovery of recall costs from suppliers and supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi's proceedings under Chapter 11 of the U.S. Bankruptcy Code.
   Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance.
   GM has been conducting an internal review of credits received from suppliers and the appropriateness of its accounting treatment for them during the years 2000 through 2005. The review of supplier credits is ongoing and GM has not reached final conclusions about this matter. However, the review to date indicates that GM erroneously recognized some supplier credits as income in the year in which they were received rather than in the future periods to which they were attributable. Accordingly, although the final restatement amounts have not yet been determined, GM has determined to restate its financial statements for 2001, and the restatement is expected to be material to the financial statements previously reported for that year. GM will also restate financial statements for periods subsequent to 2001 that may be affected by the erroneous accounting. However, the effect of any such restatement in subsequent periods, including the periods presented in this Form 10-Q, is expected to be immaterial to those financial statements. In connection with this determination, on November 9, 2005 GM has filed a Current Report on Form 8-K, under Item 4.02 (non-reliance on previously issued financial statements), with the SEC.
   GM is cooperating with these ongoing investigations.

NOTE 9.  Comprehensive Income (Loss)

   GM's total comprehensive income (loss), net of tax, was as follows (in millions):

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30
                                 ---------------------------------------------
                                    2005        2004        2005        2004
                                    ----        ----        ----        ----

Net income (loss)                 $(1,633)      $315     $(3,811)     $2,900
Other comprehensive income
  (loss)                               60       (177)       (669)        271
                                    -----        ---       -----       -----
  Total                           $(1,573)      $138     $(4,480)     $3,171
                                    =====        ===       =====       =====

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 10.  Earnings Per Share Attributable to Common Stock

   The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (in millions except per share amounts):

                                               $1-2/3 Par Value Common Stock
                                              -------------------------------
                                              Income               Per Share
                                              (Loss)      Shares     Amount
                                              -------     ------   ---------
Three Months Ended September 30, 2005
Basic EPS
  (Losses) attributable to common stock       $(1,633)      566       $(2.89)
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -           -
                                                -----       ---         ----
Diluted EPS
  Adjusted (losses) attributable to common
    stock                                     $(1,633)      566       $(2.89)
                                                =====       ===         ====

Three Months Ended September 30, 2004
Basic EPS
  Earnings attributable to common stock          $315       565        $0.56
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         2            -
                                                  ---       ---         ----
Diluted EPS
  Adjusted earnings attributable to common
    stock                                        $315       567        $0.56
                                                  ===       ===         ====

Nine Months Ended September 30, 2005
Basic EPS
  (Losses) attributable to common stock       $(3,811)      565       $(6.74)
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         -            -
                                                -----       ---         ----
Diluted EPS
  Adjusted (losses) attributable to common    $(3,811)      565       $(6.74)
                                                =====       ===         ====
stock

Nine Months Ended September 30, 2004
Basic EPS
  Earnings attributable to common stock        $2,900       565        $5.14
Effect of Dilutive Securities
  Assumed exercise of dilutive stock options        -         3            -
                                                -----       ---         ----
Diluted EPS
  Adjusted earnings attributable to common
    stock                                      $2,900       568        $5.11
                                                =====       ===         ====

   Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments' underlying exercise prices were greater than the average market prices of GM $1-2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 112 million for the three and nine months ended September 30, 2005, 236 million for the three months ended September 30, 2004, and 231 million for the nine months ended September 30, 2004. In addition, for periods in which there was a loss attributable to common stocks, options to purchase shares of GM $1-2/3 par value common stock with underlying exercise prices less than the average market prices were outstanding, but were excluded from the calculations of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

NOTE 11.  Depreciation and Amortization

   Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):
                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                   --------------------------------------------
                                      2005       2004       2005       2004
                                      ----       ----       ----       ----

   Depreciation                     $1,256     $1,117     $3,818     $3,706
   Amortization of special tools     1,907        737      3,526      2,237
   Amortization of intangible
     assets                             14          9         37         25
                                     -----      -----      -----      -----
     Total                          $3,177     $1,863     $7,381     $5,968
                                     =====      =====      =====      =====

NOTE 12.  Pensions and Other Postretirement Benefits

                               U.S. Plans      Non-U.S. Plans
                            Pension Benefits  Pension Benefits  Other Benefits
                            ----------------------------------------------------
                              Three Months      Three Months     Three Months
                                  Ended            Ended            Ended
                              September 30,    September 30,    September 30,
                            ----------------------------------------------------
                              2005     2004    2005     2004    2005     2004
                            ----------------------------------------------------
Components of expense                      (dollars in millions)
Service cost                 $274     $274      $69     $61     $188     $149
Interest cost               1,237    1,262      234     221    1,082      970
Expected return on plan
  assets                   (1,974)  (1,956)    (184)   (167)    (421)    (274)
Amortization of prior
  service cost                291      320       26      24      (16)     (20)
Recognized net actuarial
  loss                        479      464       70      48      587      278
Curtailments, settlements,
   and other                    -        -        8       1        -        -
                              ---      ---      ---     ---     ----    -----

Net expense                  $307     $364     $223    $188   $1,420   $1,103
                              ===      ===      ===     ===    =====    =====

                            ----------------------------------------------------
                            Nine Months Ended   Nine Months      Nine Months
                              September 30,        Ended            Ended
                                               September 30,    September 30,
                            ----------------------------------------------------
                              2005     2004    2005     2004    2005     2004
                            ----------------------------------------------------
Components of expense                      (dollars in millions)
Service cost                 $823     $822     $211    $183     $564     $455
Interest cost               3,710    3,785      710     659    3,242    2,954
Expected return on plan
  assets                   (5,923)  (5,864)    (551)   (493)  (1,263)    (821)
Amortization of prior
  service cost                873      958       80      72      (47)     (60)
Recognized net actuarial
  loss                      1,436    1,392      208     143    1,759      930
Curtailments, settlements,
  and other                   113       34       91       8        2        -
                            -----    -----      ---     ---    -----    -----
Net expense                $1,032   $1,127     $749    $572   $4,257   $3,458
                            =====    =====      ===     ===    =====    =====

   During each of the second and the third quarters of 2005, GM withdrew $1 billion from its Voluntary Employees' Beneficiary Association (VEBA) trust as a reimbursement for its retiree health care payments. On October 3, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM's liquidity.

NOTE 13.  GMNA and GME 2005 Initiatives

Results in the first quarter of 2005 include after-tax charges of $140 million recorded in GMNA and $8 million recorded in Other Operations related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S. GMNA results in the first quarter of 2005 include a charge of $84 million, after tax, for the write-down to fair market value of various plant assets in connection with the first quarter announcement to discontinue production at the Lansing assembly plant during the second quarter of 2005.
   GME results in the third quarter of 2005 include after-tax separation charges of $56 million related to the restructuring plan announced in the fourth quarter of 2004. This plan targets a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The third quarter charge relates to approximately 500 additional separations in the third quarter, as well as charges related to previous separations that are required to be amortized over future periods. The year-to-date charge of $604 million also includes costs related to the separation of approximately 6,200 people in the first two quarters.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


NOTE 14.  Segment Reporting

                                                                                     Auto &              Other      Total
                                  GMNA     GME   GMLAAM   GMAP     GMA    Other      Other      GMAC  Financing   Financing
                                  ----     ---   ------   ----     ---    -----      -----      ----  ---------   ---------
For the Three Months Ended                                       (dollars in millions)
  September 30, 2005
Manufactured products
  sales and revenues:
  External customers           $26,144  $6,837   $2,805  $2,893   $38,679    $(316)  $38,363   $8,710    $109       $8,819
  Intersegment                  (1,356)    312      186     859         1       (1)        -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----     ---        -----
   Total manufactured products $24,788  $7,149   $2,991  $3,752   $38,680    $(317)  $38,363   $8,710    $109       $8,819
                                ======   =====    =====   =====    ======      ===    ======    =====     ===        =====
Interest income (a)               $383     $96      $11     $17      $507    $(269)     $238     $601   $(138)        $463
Interest expense                  $804    $114      $62     $45    $1,025    $(279)     $746   $3,320     $(7)      $3,313
Net income (loss)              $(2,095)  $(382)    $(74)   $114   $(2,437)    $122   $(2,315)    $675      $7         $682
Segment assets                $124,523 $23,348   $5,082  $9,458  $162,411  $(3,325) $159,086 $314,194   $(770)    $313,424
For the Three Months Ended
  September 30, 2004
Manufactured products
  sales and revenues:
  External customers           $26,969  $6,682   $1,961  $1,396   $37,008      $57   $37,065   $7,691    $143       $7,834
  Intersegment                    (663)    253      205     205         -        -         -        -       -            -
                                ------   -----    -----   -----    ------      ---    ------    -----     ---        -----
   Total manufactured products $26,306  $6,935   $2,166  $1,601   $37,008      $57   $37,065   $7,691    $143       $7,834
                                ======   =====    =====   =====    ======       ==    ======    =====     ===        =====
Interest income (a)               $269    $105       $5      $3      $382    $(194)     $188     $374    $(86)        $288
Interest expense                  $669    $114      $23      $4      $810    $(188)     $622   $2,398    $(10)      $2,388
Net income (loss)                 $(88)  $(236)     $27     $78     $(219)    $(83)    $(302)    $620     $(3)        $617
Segment assets                $129,260 $25,190   $3,965  $4,119  $162,534  $(2,425) $160,109 $311,786   $(712)    $311,074
For the Nine Months Ended
  September 30, 2005
Manufactured products
  sales and revenues:
  External customers           $80,267 $22,435   $7,681  $6,068  $116,451    $(607) $115,844  $25,250   $ 330      $25,580
  Intersegment                  (2,976)  1,134      544   1,300         2       (2)        -        -       -            -
                                ------   -----    -----   -----   -------      ---   -------    -----     ---       ------
   Total manufactured products $77,291 $23,569   $8,225  $7,368  $116,453    $(609) $115,844  $25,250    $330      $25,580
                                ======  ======    =====   =====   =======      ===   =======   ======     ===       ======
Interest income (a)               $997    $299      $40     $22    $1,358    $(721)     $637   $1,510   $(301)      $1,209
Interest expense                $2,317    $357     $124     $61    $2,859    $(757)   $2,102   $9,370    $(22)      $9,348
Net income (loss)              $(4,849)  $(996)      $5   $(438)  $(6,278)    $248   $(6,030)  $2,219     $ -       $2,219
For the Nine Months Ended
  September 30, 2004
Manufactured products
  sales and revenues:
  External customers           $86,600 $21,877   $5,454  $4,280  $118,211     $193  $118,404  $22,964    $615      $23,579
  Intersegment                  (1,762)    695      454     613         -        -         -        -       -            -
                                ------  ------    -----   -----   -------      ---   -------   ------     ---        -----
   Total manufactured products $84,838 $22,572   $5,908  $4,893  $118,211     $193  $118,404  $22,964    $615      $23,579
                                ======  ======    =====   =====   =======      ===   =======   ======     ===       ======
Interest income (a)               $667    $278      $13      $9      $967    $(487)     $480   $1,036   $(223)        $813
Interest expense                $1,963    $289      $33     $16    $2,301    $(521)   $1,780   $6,874    $(21)      $6,853
Net income (loss)                 $668   $(397)     $38    $612      $921    $(234)     $687   $2,230    $(17)      $2,213

------------------------------------
(a) Interest income is included in net sales and revenues from external customers.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 15. Subsequent Events

   On October 3, 2005, GM withdrew $1 billion from its VEBA trust as a reimbursement for its retiree health care payments.
   On November 1, 2005, Moody's Investment Services downgraded GM's ratings to B1 with a negative outlook. The ratings of GMAC were unaffected by the GM action and remain at Ba1with a review status of "direction uncertain."
   On October 31, 2005, GM announced it will maintain its 50 cents per share quarterly dividend for the fourth quarter.
   On October 17, 2005, GM announced that it is exploring the possible sale of a controlling interest in GMAC to a strategic partner.
   On October 17, 2005, GM and the United Auto Workers (UAW) reached a tentative agreement to reduce GM's health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States. In reaching the tentative agreement, the UAW indicated its desire to seek court approval of those changes affecting retirees, and on October 18, 2005 filed such a lawsuit in U.S. federal court. Although GM continues to believe that it can lawfully make changes to retiree health-care benefits, GM and the UAW agreed as part of the overall tentative settlement that the UAW would seek court approval. GM also agreed to cooperate with the UAW to expedite such review and approval. Instituting such litigation is the initial step in implementing this element of the agreement.
   On October 11, 2005, GM completed the sale of its investment in the common stock of FHI to Toyota and through open market sales (including a tender of its FHI shares into FHI's share repurchase program), for cash proceeds of approximately $770 million (net of transaction costs) and recorded a gain of approximately $80 million, pre-tax ($70 million after-tax) with respect to the sale in the fourth quarter of 2005 due the to appreciation of the fair value of GM's investment in the common stock of FHI after June 30, 2005, the date of the FHI impairment charge.
   On October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. Delphi is GM's largest supplier of automotive systems, components and parts, and GM is Delphi's largest customer.
   GM will work constructively in the court proceedings with Delphi, its unions and other participants in Delphi's restructuring process. GM's goal is to pursue outcomes that are in the best interests of GM and its stockholders, and that enable Delphi to continue as an important supplier to GM.
   Delphi has indicated to GM that it expects no disruption in its ability to supply GM with the systems, components and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM.
   For example, Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be adversely affected by disruption in the supply of automotive systems, components and parts that could potentially force the suspension of production at GM assembly facilities.
   Another risk is that various financial obligations Delphi has to GM as of the date of Delphi's filing for Chapter 11, may be subject to compromise in the Chapter 11 proceedings resulting in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by protecting its right of set-off against amounts it owes to Delphi as of the date of Delphi's Chapter 11 filing, currently estimated at $1.2 billion. However, the extent to which these obligations are covered by GM's right to set-off may be subject to dispute by Delphi or its other creditors. Given that the bankruptcy court will resolve any such disputes, GM cannot provide any assurance that it will be able to fully or partially set-off such amounts. The financial impact of a substantial compromise of the $1.2 billion could have a material adverse impact on the financial position of GM, however, GM believes it is not currently possible to reasonably estimate the amount.
   In connection with GM's split-off of Delphi in 1999, GM entered into separate agreements with the UAW, International Union of Electrical Workers and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)) GM provided contingent benefit guarantees to make payments for limited pension and post retirement health care and life insurance benefits
(OPEB) to certain former GM U.S. hourly employees who transferred to Delphi as part of the split-off and meet the eligibility requirements for such payments (Covered Employees).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

Note 15. Subsequent Events (continued)

   Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, post-retirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g. pension) without triggering the other guarantees (e.g. post-retirement health care or life insurance). In addition, with respect to pension benefits, GM's obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the PBGC falls short of the amounts GM has guaranteed.
   The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi's failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM's obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.
   The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM's own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM's obligations under the corresponding benefit guarantee.
   A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM has received a notice from Delphi, that in the opinion of its Chief Restructuring Officer, it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at this time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi could be significantly limited as a result of the Delphi reorganization proceeding. As a result, GM's claims for indemnity may not be paid in full.
   Although GM believes some losses under the guarantees are probable, for numerous reasons, including but not limited to the following, GM believes it is not currently possible to reasonably estimate the financial impact that the Corporation may eventually sustain, if any, due to the benefit guarantees. First, GM does not know whether the obligation to make any payments under the benefit guarantees will be triggered. Second, there are substantial uncertainties regarding the interpretation of the benefit guarantees. Third, it is impossible to predict what the impact of the Delphi bankruptcy will be on the benefits addressed by the benefit guarantees, including whether Delphi will be permitted by the Court to terminate its pension or OPEB plan for hourly workers and retirees or reduce the benefits under those plans, and the magnitude of any changes granted. Fourth, the number of former GM employees who will be covered under the guarantees is unknown. Fifth, the nature and amount of any payments GM may receive from the Chapter 11 estate of Delphi in consideration for Delphi's commitment to indemnify GM for liabilities arising under the benefit guarantees are not presently estimable. Sixth, GM's financial exposure is likely to be affected by the outcome of various negotiations between GM and Delphi, between Delphi and various unions and between GM and those same unions, and the impact of those negotiations on GM is not estimable. Seventh, it is not possible to ascertain the extent to which any payments made by the PBGC will lessen GM's obligations under the pension guarantee. GM continues to evaluate the relevant facts and circumstances in order to make an appropriate determination as to when and to what extent it should record a liability due to the Delphi Chapter 11 filing.
   GM's tentative health-care agreement with the UAW, discussed above, provides former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW Benefit Guarantee.
   GM currently believes that it is probable that it has incurred a liability due to Delphi's Chapter 11 filing. However, GM further believes that it is not presently able to reasonably estimate the amount, if any, it may ultimately pay under the benefit guarantees due to the foregoing uncertainties. The range of GM's contingent exposure extends from there being potentially no material financial impact to the Corporation if the guarantees are not triggered, up to $12 billion at the high end, with amounts closer to the midpoint being considered more possible than amounts towards either of the extreme ends of this range. These views reflect GM's current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi's pension plan and complete elimination of its OPEB plans.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - concluded
                                   (Unaudited)

Note 15.  Subsequent Events (concluded)

   With respect to the possible cash flow impact on GM related to its ability to make either pension or OPEB payments, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM's cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM's liquidity in coming years. (For reference, Delphi's 2004 Form 10-K reported that its total cash outlay for OPEB for 2004 was $226 million which included $154 million for both hourly and salaried retirees [the latter of which are not covered under the benefit guarantees], plus $72 million in payments to GM for certain former Delphi hourly employees that flowed back to retire from GM). If benefits to Delphi's U.S. hourly employees under Delphi's pension plan are reduced or terminated, the resulting effect on GM cash flows in future years due to the Benefit Guarantee Agreements is currently not reasonably estimable.
    In addition, various financial obligations Delphi has to GM, including the $819 million payable to GM described in Note 1, as of the date of Delphi's filing for Chapter 11, may be subject to compromise in the Chapter 11 proceedings resulting in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by securing adequate protection, including protecting its right of set-off against amounts it owes to Delphi as of the date of Delphi's Chapter 11 filing, currently estimated at $1.2 billion. However, the extent to which these obligations are covered by GM's right to set-off may be subject to dispute by Delphi or its other creditors. Given that the bankruptcy court will resolve any such disputes, GM cannot provide any assurance that it will be able to fully or partially set-off such amounts. The financial impact of a substantial compromise of the $1.2 billion could have a material adverse impact on the financial position of GM but is not reasonably estimable at this time.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation's (the Corporation, General Motors, or GM) 2004 Annual Report on Form 10-K, as well as General Motors Acceptance Corporation's (GMAC) Annual Report on Form 10-K for the period ended December 31, 2004 and the Quarterly Report on Form 10-Q for the period ended September 30, 2005, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
   GM presents separate supplemental financial information for its reportable operating segments:
   o Automotive and Other Operations (Auto & Other); and
   o Financing and Insurance Operations (FIO).
   GM's Auto & Other reportable operating segment consists of:
   o GM's four automotive regions: GM North America (GMNA), GM Europe (GME),
     GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and
   o Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.
   GM's FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
   The disaggregated financial results for GMA have been prepared using a management approach, which is consistent with the basis and manner in which GM management internally disaggregates financial information for the purpose of assisting in making internal operating decisions. In this regard, certain common expenses were allocated among regions less precisely than would be required for stand-alone financial information prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The financial results represent the historical information used by management for internal decision-making purposes; therefore, other data prepared to represent the way in which the business will operate in the future, or data prepared in accordance with GAAP, may be materially different.
   Consistent with industry practice, market share information employs estimates of sales in certain countries where public reporting is not legally required or otherwise available on a consistent basis.
   The accompanying MD&A gives effect to the restatement of the 2004 Quarterly Consolidated Financial Statements discussed in Note 1 to the Condensed Consolidated Financial Statements.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Recent Events

Health Care
   On October 17, 2005, GM and the United Auto Workers (UAW) reached a tentative agreement to reduce GM's health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States.
   The tentative agreement, subject to finalized language and UAW-GM member ratification, is projected to reduce GM's retiree health-care (OPEB) liabilities by about $15 billion, or 25% of the Corporation's hourly health-care liability, reduce GM's annual employee health-care expense by about $3 billion on a pre-tax basis over a seven year amortization period, and result in cash savings estimated to be about $1 billion a year, after the agreement is fully implemented.
   The tentative agreement also commits GM to make contributions to a new independent Defined Contribution Voluntary Employees' Beneficiary Association
(VEBA) that will be used to mitigate the effect of reduced GM health-care coverage on individual hourly retirees. The new independent VEBA will be partially funded by GM contributions of $1 billion in each of three years, currently expected to be 2006, 2007 and 2011. GM will also make future contributions subject to provisions of the tentative agreement referencing profit sharing, payments, wage deferral payments, stock appreciation rights, and dividend payments.
   In reaching the tentative agreement, the UAW indicated its desire to seek court approval of those changes affecting retirees, and on October 18, 2005 filed such a lawsuit in U.S. federal court. Although GM continues to believe that it can lawfully make changes to retiree health-care benefits, GM and the UAW agreed as part of the overall tentative settlement that the UAW would seek court approval. GM also agreed to cooperate with the UAW to expedite such review and approval. Instituting such litigation is the initial step in implementing this element of the agreement.

GM North America Recovery Plan
   GM has previously announced plans to improve results at GMNA. The following is an update of the key elements of these plans and actions to date.

Execute Revenue Growth Initiatives
   GMNA is keeping an intense focus on improving both revenue and contribution margin. GMNA remains committed to increase capital spending by approximately $1 billion in 2005 in support of new car and truck programs, despite financial pressures. The execution of new product introductions continues to be a major emphasis, as shown by the success of new entries such as the Chevrolet Cobalt, Impala, and HHR, the Hummer H3, Pontiac G6 and Solstice, and Cadillac STS and DTS. GMNA is reallocating capital and engineering to support more fuel-efficient vehicles, including hybrid and flex-fuel vehicles in the U.S., and is increasing production of displacement on demand engines and six-speed transmissions.
   Additional strategies to increase contribution margin include improving profitability on fleet business, including daily rental business. GM is also moderating the high cost of leasing through improved residual values and more targeted offers.

Revamp Sales and Marketing Strategy
   The greatest area of focus has been implementing Total Value Promise as a way of doing business, through pricing and/or content changes on approximately half of 2006 model year products, emphasizing total value to customers, and decreasing reliance on sales incentives. Clarifying, focusing, and differentiating the role of each North American brand continues to be an important goal. In addition, increasing advertising to support new products, improving the retail distribution network, and improving GM's sales performance in major metropolitan markets will support growing GMNA's business.

Reduce costs and continue manufacturing restructuring plan
   GMNA remains committed to achieving 100% or more capacity utilization in the North America by 2008, based on conservative volume assumptions. This will require closing additional assembly and component plants, and reducing manufacturing employment levels by 25,000 or more in the 2005 to 2008 period. This is in addition to the one million-unit reduction in assembly capacity that has been achieved over the 2002 to 2005 period. The overall manufacturing-restructuring plan has been formulated, and the next steps will involve finalizing the plans in detail with the affected unions. GMNA will announce further details on this manufacturing restructuring by the end of 2005.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Reduce costs and continue manufacturing restructuring plan (concluded) Beyond this and the below-mentioned health care changes, GMNA has put in place other initiatives to reduce structural cost, for example, improving salaried, executive, and contract employee costs and productivity, through radically restructuring the business model in the U.S. and reducing headcount by 30% over the last five years. GMNA will continue this approach in 2006 in an orderly way, without disruption to GM's ability to execute key business strategies. In addition, there have been no salary increases, bonus, or enhanced variable pay for 2005 for salaried employees and the executive group.
   In total, GM is confident that these initiatives should reduce structural cost significantly, by appproximately $5 billion on an annual running rate basis, by the end of 2006.
   Reducing material costs, by far the largest cost item, remains a critical part of GMNA's overall cost reduction plans. Despite higher commodity prices and troubled supplier situations, GMNA is targeting for 2006 a net reduction of $1 billion after including the cost of significant product enhancements. Using the most competitive sources and globalizing the product development process are two major opportunities to reduce material costs.

Reduce Health-Care Costs
   Health-care cost incurred by GM in the U.S. is a critical area of uncompetitiveness for GM. The tentative agreement reached between GM and the UAW, discussed above, represents a major step in GM's restructuring plan and efforts to reduce structural cost. In addition, consistent with past practice, GM is increasing the U.S. salaried workforce's participation in the cost of health care.

   These cost-reduction strategies exclude any possible effect from the Delphi situation discussed below. GM is committed to meeting the challenges and opportunities related to the Delphi bankruptcy, and will work as constructively as possible with Delphi to support their objective of emerging from bankruptcy as a viable ongoing business.

Delphi Bankruptcy
   On October 8, 2005, Delphi Corporation (Delphi) filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. GM expects no immediate effect on its global automotive operations as a result of Delphi's action. Delphi is GM's largest supplier of automotive systems, components and parts, and GM is Delphi's largest customer.
   GM will work constructively in the court proceedings with Delphi, its unions and other participants in Delphi's restructuring process. GM's goal is to pursue outcomes that are in the best interests of GM and its stockholders, and that enable Delphi to continue as an important supplier to GM.
   Delphi has indicated to GM that it expects no disruption in its ability to supply GM with the systems, components and parts it needs as Delphi pursues a restructuring plan under the Chapter 11 process. Although the challenges faced by Delphi during its restructuring process could create operating and financial risks for GM, that process is also expected to present opportunities for GM.
   For example, Delphi or one or more of its affiliates may reject or threaten to reject individual contracts with GM, either for the purpose of exiting specific lines of business or in an attempt to increase the price GM pays for certain parts and components. As a result, GM might be adversely affected by disruption in the supply of automotive systems, components and parts that could potentially force the suspension of production at GM assembly facilities.
   Another risk is that various financial obligations Delphi has to GM as of the date of Delphi's filing for Chapter 11, may be subject to compromise in the Chapter 11 proceedings resulting in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by protecting its right of set-off against amounts it owes to Delphi as of the date of Delphi's Chapter 11 filing, currently estimated at $1.2 billion. However, the extent to which these obligations are covered by GM's right to set-off may be subject to dispute by Delphi or its other creditors. Given that the bankruptcy court will resolve any such disputes, GM cannot provide any assurance that it will be able to fully or partially set-off such amounts. The financial impact of a substantial compromise of the $1.2 billion could have a material adverse impact on the financial position of GM, however, GM believes it is not currently possible to reasonably estimate the amount.
   In connection with GM's split-off of Delphi in 1999, GM entered into separate agreements with the UAW, International Union of Electrical Workers and the United Steel Workers. In each of these three agreements (Benefit Guarantee Agreement(s)) GM provided contingent benefit guarantees to make payments for limited pension and post-retirement health care and life insurance benefits
(OPEB) to certain former GM U.S. hourly employees who transferred to Delphi as part of the split-off and meet the eligibility requirements for such payments (Covered Employees).

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Delphi Bankruptcy (continued)
   Each Benefit Guarantee Agreement contains separate benefit guarantees relating to pension, post-retirement health care and life insurance benefits. These limited benefit guarantees each have separate triggering events that initiate potential GM liability if Delphi fails to provide the corresponding benefit at the required level. Therefore, it is possible that GM could incur liability under one of the guarantees (e.g. pension) without triggering the other guarantees (e.g. post-retirement health care or life insurance). In addition, with respect to pension benefits, GM's obligation under the pension benefit guarantees only arises to the extent that the combination of pension benefits provided by Delphi and the PBGC falls short of the amounts GM has guaranteed.
   The Chapter 11 filing by Delphi does not by itself trigger any of the benefit guarantees. In addition, the benefit guarantees expire on October 18, 2007 if not previously triggered by Delphi's failure to pay the specified benefits. If a benefit guarantee is triggered before its expiration date, GM's obligation could extend for the lives of affected Covered Employees, subject to the applicable terms of the pertinent benefit plans or other relevant agreements.
   The benefit guarantees do not obligate GM to guarantee any benefits for Delphi retirees in excess of the levels of corresponding benefits GM provides at any given time to GM's own hourly retirees. Accordingly, if any of the benefits GM provides to its hourly retirees are reduced, there would be a similar reduction in GM's obligations under the corresponding benefit guarantee.
   A separate agreement between GM and Delphi requires Delphi to indemnify GM if and to the extent GM makes payments under the benefit guarantees to the UAW employees or retirees. GM has received a notice from Delphi, that in the opinion of its Chief Restructuring Officer, it was more likely than not that GM would become obligated to provide benefits pursuant to the benefit guarantees to the UAW employees or retirees. The notice stated that Delphi was unable at this time to estimate the timing and scope of any benefits GM might be required to provide under those benefit guarantees. Any recovery by GM under indemnity claims against Delphi could be significantly limited as a result of the Delphi reorganization proceeding. As a result, GM's claims for indemnity may not be paid in full.
   Although GM believes some losses under the guarantees are probable, for numerous reasons, including but not limited to the following, GM believes it is not currently possible to reasonably estimate the financial impact that the Corporation may eventually sustain, if any, due to the benefit guarantees. First, GM does not know whether the obligation to make any payments under the benefit guarantees will be triggered. Second, there are substantial uncertainties regarding the interpretation of the benefit guarantees. Third, it is impossible to predict what the impact of the Delphi bankruptcy will be on the benefits addressed by the benefit guarantees, including whether Delphi will be permitted by the Court to terminate its pension or OPEB plan for hourly workers and retirees or reduce the benefits under those plans, and the magnitude of any changes granted. Fourth, the number of former GM employees who will be covered under the guarantees is unknown. Fifth, the nature and amount of any payments GM may receive from the Chapter 11 estate of Delphi in consideration for Delphi's commitment to indemnify GM for liabilities arising under the benefit guarantees are not presently estimable. Sixth, GM's financial exposure is likely to be affected by the outcome of various negotiations between GM and Delphi, between Delphi and various unions and between GM and those same unions, and the impact of those negotiations on GM is not estimable. Seventh, it is not possible to ascertain the extent to which any payments made by the PBGC will lessen GM's obligations under the pension guarantee. GM continues to evaluate the relevant facts and circumstances in order to make an appropriate determination as to when and to what extent it should record a liability due to the Delphi Chapter 11 filing.
   GM's tentative health-care agreement with the UAW, discussed above, provides former GM employees who became Delphi employees the potential to earn up to seven years of credited service for purposes of eligibility for certain health-care benefits under the GM/UAW Benefit Guarantee.
   GM currently believes that it is probable that it has incurred a liability due to Delphi's Chapter 11 filing. However, GM further believes that it is not presently able to reasonably estimate the amount, if any, it may ultimately pay under the benefit guarantees due to the foregoing uncertainties. The range of GM's contingent exposure extends from there being potentially no material financial impact to the Corporation if the guarantees are not triggered, to up to $12 billion at the high end, with amounts closer to the midpoint being considered more possible than amounts towards either of the extreme ends of this range. These views reflect GM's current assessment that it is unlikely that a Chapter 11 process will result in both a termination of Delphi's pension plan and complete elimination of its OPEB plans.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Recent Events (concluded)

Delphi Bankruptcy (concluded)
   With respect to the possible cash flow impact on GM related to its ability to make either pension or OPEB payments, if any are required under the benefit guarantees, GM would expect to make such payments from ongoing operating cash flow and financings. Such payments, if any, are not expected to have a material effect on GM's cash flows in the short-term. However, if payable, these payments would be likely to increase over time, and could have a material effect on GM's liquidity in coming years. (For reference, Delphi's 2004 Form 10-K reported that its total cash outlay for OPEB for 2004 was $226 million which included $154 million for both hourly and salaried retirees [the latter of which are not covered under the benefit guarantees], plus $72 million in payments to GM for certain former Delphi hourly employees that flowed back to retire from GM). If benefits to Delphi's U.S. hourly employees under Delphi's pension plan are reduced or terminated, the resulting effect on GM cash flows in future years due to the Benefit Guarantee Agreements is currently not reasonably estimable.
   In addition, various financial obligations Delphi has to GM, including the $819 million payable to GM described in Note 1, as of the date of Delphi's filing for Chapter 11, may be subject to compromise in the Chapter 11 proceedings resulting in GM receiving payment of only a portion of the face amount owed by Delphi. GM will seek to minimize this risk by securing adequate protection, including protecting its right of set-off against amounts it owes to Delphi as of the date of Delphi's Chapter 11 filing, currently estimated at $1.2 billion. However, the extent to which these obligations are covered by GM's right to set-off may be subject to dispute by Delphi or its other creditors. Given that the bankruptcy court will resolve any such disputes, GM cannot provide any assurance that it will be able to fully or partially set-off such amounts. The financial impact of a substantial compromise of the $1.2 billion could have a material adverse impact on the financial position of GM but is not reasonably estimable at this time.

GMAC Strategic Alternatives
   On October 17, 2005, GM announced that it is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC's investment grade rating and renewing its access to low-cost financing.
   In addition, GMAC said it will continue to evaluate strategic and structural alternatives to help ensure that its residential mortgage business, Residential Capital Corp. (ResCap) retains its investment grade credit ratings.

Other Matters
   GM has been cooperating with the SEC in connection with investigations reported by the media concerning pension and OPEB and certain transactions between GM and Delphi.
   The SEC has issued subpoenas to GM in connection with various matters involving GM that it has under investigation. These matters include GM's financial reporting concerning pension and OPEB, certain transactions between GM and Delphi, GM's recovery of recall costs from suppliers and supplier price reductions or credits, and any obligation GM may have to fund pension and OPEB costs in connection with Delphi's proceedings under Chapter 11 of the U.S. Bankruptcy Code.
   Separately, SEC and federal grand jury subpoenas have been served on GMAC entities in connection with industry wide investigations into practices in the insurance industry relating to loss mitigation insurance products such as finite risk insurance.
   GM has been conducting an internal review of credits received from suppliers and the appropriateness of its accounting treatment for them during the years 2000 through 2005. The review of supplier credits is ongoing and GM has not reached final conclusions about this matter. However, the review to date indicates that GM erroneously recognized some supplier credits as income in the year in which they were received rather than in the future periods to which they were attributable. Accordingly, although the final restatement amounts have not yet been determined, GM has determined to restate its financial statements for 2001, and the restatement is expected to be material to the financial statements previously reported for that year. GM will also restate financial statements for periods subsequent to 2001 that may be affected by the erroneous accounting. However, the effect of any such restatement in subsequent periods, including the periods presented in this Form 10-Q, is expected to be immaterial to those financial statements. In connection with this determination, on November 9, 2005 GM has filed a Current Report on Form 8-K, under Item 4.02 (non-reliance on previously issued financial statements), with the SEC.
   GM is cooperating with these ongoing investigations.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


 RESULTS OF OPERATIONS

Consolidated Results                   Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -----------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Consolidated:
  Total net sales and revenues         $47,182    $44,899   $141,424   $141,983
  Net income (loss)                    $(1,633)      $315    $(3,811)    $2,900
  Net margin                              (3.5%)      0.7%      (2.7%)      2.0%
Automotive and Other Operations:
  Total net sales and revenues         $38,363    $37,065   $115,844   $118,404
  Net income (loss)                    $(2,315)     $(302)   $(6,030)      $687
Financing and Insurance Operations:
  Total revenues                        $8,819     $7,834    $25,580    $23,579
  Net income                              $682       $617     $2,219     $2,213

   The increase in third quarter 2005 total net sales and revenues, compared with third quarter 2004, was due to a $1.7 billion increase to GMA revenue of driven by a substantial increase at GMAP, primarily from the consolidation of GM Daewoo Auto & Technology Company (GM Daewoo) for the first time, and a 38% increase at GMLAAM, partially offset by an approximately 6% decline at GMNA. FIO revenue increased 13%, or $1 billion.
   Consolidated net income decreased $1.9 billion to a net loss of $1.6 billion in the third quarter of 2005, compared to income of $315 million in the third quarter of 2004. The net loss at Auto & Other of $2.3 billion is primarily attributable to GMNA, which had a net loss of $2.1 billion, and GME, which had a net loss of $382 million. All automotive regions incurred charges for asset impairments, which totaled $805 million after tax. GMAC earned $675 million in the third quarter of 2005, up $55 million from the 2004 level, reflecting higher income from mortgage operations, partly offset by lower income from financing and insurance operations.
   For the nine months ended September 30, 2005, GM incurred a net loss of $3.8 billion, compared with net income of $2.9 billion in 2004. A significant loss at GMNA, primarily due to lower production volume, weaker product mix, material cost pressure, higher healthcare costs and asset impairment charges, is the primary reason for the overall net loss.
   On a consolidated basis, GM recognized a net tax benefit of $989 million on a loss before taxes, equity income, and minority interests of $2.7 billion, resulting in an effective tax rate for the third quarter of 2005 of 36%. For 2005, GM expects to recognize substantial permanent tax benefits that do not vary with pre-tax income, such as Medicare Part D benefits in the U.S. For the third quarter of 2005, GM's income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM's automotive regions based on tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations. GM's quarterly tax provisions for the remainder of 2005 will be consistent with this approach.

Third quarter 2005 results included:
   o Consolidated net loss of $1.6 billion, or $2.89 per share;
   o Loss of $2.1 billion at GMNA, highlighting need for acceleration of turnaround plan;
   o Positive effects of GME restructuring plan;
   o Strong operating results at GMAP and GMLAAM;
   o Higher net income at GMAC despite challenging environment

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES


GM Automotive and Other Operations Financial Review

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      ------------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Auto & Other:
  Total net sales and revenues         $38,363    $37,065   $115,844   $118,404
  Net income (loss)                    $(2,315)     $(302)   $(6,030)      $687
GMA net income (loss) by region:
  GMNA                                 $(2,095)      $(88)   $(4,849)      $668
  GME                                     (382)      (236)      (996)      (397)
  GMLAAM                                   (74)        27          5         38
  GMAP                                     114         78       (438)       612
                                         -----       ----      ------       ---
   Net income (loss)                   $(2,437)     $(219)   $(6,278)      $921
  Net margin                              (6.3%)     (0.6)%     (5.4%)      0.8%
  GM global automotive market share       14.6%      15.4%      14.4%      14.5%
Other:
  Net income (loss)                       $122       $(83)      $248      $(234)

   GM Auto & Other net sales and revenues increased $1.3 billion, or 3.5%, in the third quarter of 2005, compared to the year-earlier quarter. The increase was achieved despite a 5.8% decline in GMNA's total revenues, which was more than offset as all other regions increased revenues over the third quarter of 2004. GM's global market share was 14.6% and 15.4% for the third quarters of 2005 and 2004, respectively. GMNA's market share decreased 2.9 percentage points, to 25.6% for the quarter, compared to 2004. Market share gains were achieved in GMLAAM and GMAP, while GME's share declined 0.2% despite a slight increase in sales volume. See discussion below under each region.
   GMA incurred a net loss of $2.4 billion in the third quarter 2005, compared to a net loss of $219 million in 2004, primarily due to a substantial loss at GMNA, asset impairment charges in all regions, and a restructuring charge at GME.
   For the nine months ended September 30, 2005, GMA total net sales and revenues decreased $1.8 billion over the year-earlier period, with a decrease in GMNA of $7.5 billion more than offsetting increases in all other automotive regions. Over the same period, GMA incurred a net loss of $6.3 billion, compared to net income of $921 million in 2004, primarily resulting from a loss of $4.8 billion at GMNA.
   Other Operations earned net income of $122 million in the third quarter 2005 compared to a net loss of $83 million in the third quarter of 2004, and earned net income of $248 million for the nine months of 2005, compared to a net loss of $234 million for the year-earlier period. The improved performance in 2005 was primarily due to tax benefits allocated to Other Operations, partly offset by interest expense and legacy costs.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive Regional Results

GM North America                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      ------------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
GMNA:
  Net income (loss)                    $(2,095)      $(88)   $(4,849)      $668
  Net margin                              (8.5%)     (0.3%      (6.3%)      0.8%

Production volume                                (volume in thousands)
  Cars                                     424        463      1,352      1,531
  Trucks                                   722        746      2,224      2,412
                                         -----      -----      -----      -----
   Total GMNA                            1,146      1,209      3,576      3,943

Vehicle unit sales
  Industry - North America               5,518      5,247     15,840     15,316
  GM as a percentage of industry          25.6%      28.5%      26.1%      27.0%

  Industry - U.S.                        4,735      4,524     13,538     13,116
  GM as a percentage of industry          26.1%      29.3%      26.5%      27.6%
  GM cars                                 22.6%      26.9%      23.1%      25.4%
  GM trucks                               28.8%      31.1%      29.2%      29.4%

   North American industry vehicle unit sales increased to 5.5 million in the third quarter of 2005 compared to 5.2 million in 2004, while GMNA's market share decreased 2.9 percentage points to 25.6% from 28.5% in the third quarter of 2004. Over this period U.S. industry sales increased 4.7% to 4.7 million units. GM's U.S. market share decreased by 3.2 percentage points, to 26.1%, compared to the third quarter of 2004. U.S. car market share declined to 22.6%from 26.9%, and U.S. truck market share decreased to 28.8%, down 2.3 percentage points.
   In the third quarter of 2005, GMNA recorded a net loss of $2.1 billion, a deterioration of $2.0 billion from 2004 net loss of $88 million. The decrease was primarily due to lower production volume, unfavorable product mix, higher health-care expense, unfavorable material costs, increased advertising costs, and charges for asset impairments. In addition, third quarter 2004 results included favorable adjustments for product liability reserves and an insurance settlement. Pricing was favorable for the quarter, with more newly launched products with low incentives, and fewer 2005 models available. Production volume was lower in 2005 by 63 thousand units, at 1.146 million for the quarter, compared to 1.209 million in the third quarter of 2004. Dealer inventories in the U.S. declined by 319 thousand to 818 thousand at September 30, 2005, from
1.137 million units at September 30, 2004. Product mix was unfavorable primarily due to a decrease in sales of large utility vehicles.
   After reviewing the carrying value of long-lived assets held and used, other than goodwill and intangible assets with indefinite lives, GMNA concluded that certain product-specific long-lived assets, as well as certain office and production facilities, were impaired. Accordingly, GMNA recorded an impairment charge of $468 million, after tax.
   North American industry vehicle unit sales increased 3.4% to 15.8 million in the nine months ended September 30, 2005 from 15.3 million in the same period of 2004, while GMNA's market share decreased by 0.9 percentage point to 26.1% as of September 30, 2005, compared to 27.0% as of September 30, 2004.
   For the nine months ended September 30, 2005, industry vehicle unit sales in the United States increased 3.2% to 13.5 million units from 13.1 million units in the year-earlier period. GM's 2005 year-to-date U.S. market share decreased to 26.5% from 27.6% for the same period in 2004. U.S. car market share declined by 2.3 percentage points to 23.1%, while U.S. truck market share decreased to 29.2%, down 0.2 percentage point from 2004.
   For the nine months ended September 30, 2005 GMNA incurred a net loss of $4.8 billion, compared to net income of $668 million in 2004, primarily due to lower production volume, unfavorable product mix, higher health-care expense, asset impairment charges, and increased advertising expense. In addition, results in the first quarter of 2005 included an after-tax charge of $140 million related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S.
   Vehicle revenue per unit was $19,157 for the third quarter of 2005, $847 higher compared to $18,310 for the third quarter of 2004.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Europe                              Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                      -----------------------------------------
                                         2005       2004       2005       2004
                                         ----       ----       ----       ----
                                                 (dollars in millions)
GME net loss                             $(382)     $(236)     $(996)    $(397)
GME net margin                            (5.3%)     (3.4%)     (4.2%)    (1.8%)

                                                  (volume in thousands)
Production volume                          412        411      1,415     1,387

Vehicle unit sales
  Industry                               4,955      4,833     15,927    15,762
  GM as a percentage of industry           9.3%       9.5%       9.6%      9.5%

GM market share - Germany                 10.5%      10.1%      10.9%     10.5%
GM market share - United Kingdom          13.7%      14.2%      14.7%     14.1%

   Industry vehicle unit sales increased in Europe during the third quarter of 2005 by 2.5% to 5.0 million, from 4.8 million in the third quarter of 2004, with strong year-over-year growth in most of the region, while sales in the U.K. declined slightly. GME's vehicle unit sales volume was essentially flat, at 460 thousand, down 482 units versus. third quarter 2004. GME's market share declined
0.2 percentage point to 9.3%. Market share results were mixed throughout the region, with improvements in Germany, Italy, and Eastern Europe, and declines in the U.K., France, Spain, and other markets.
   Net loss for GME totaled $382 million and $236 million in the third quarters of 2005 and 2004, respectively. The third quarter 2005 loss includes after-tax asset impairment and ongoing restructuring charges of $176 million and $56 million respectively. These charges more than offset improvements in product mix and net price, favorable material costs, and structural costs improvements (including the effects of the restructuring initiative).
   For the first nine months of 2005, industry unit sales were up slightly from the 2004 period in Europe, to 15.9 million units. GM's market share in the region increased 0.1 percentage point year-to-date in 2005, to 9.6%. GM's share improved in both the U.K., up 0.6 percentage point to 14.7%, and in Germany, up
0.4 percentage point to 10.9%, compared to the first nine months of 2004.
   For the nine months ended September 30, 2005, GME's net loss was $996 million, compared to $397 million for the same period in 2004. The increased loss was more than accounted for by after-tax restructuring charges totaling $604 million and the impairment charge noted above. These charges and unfavorable price more than offset favorable mix and material and structural cost improvements.
   The restructuring plan referred to above targets a reduction in annual structural costs of an estimated $600 million by 2006. A total reduction of 12,000 employees, including 10,000 in Germany, over the period 2005 through 2007 through separation programs, early retirements, and selected outsourcing initiatives is expected. The charge incurred in the third quarter of 2005 covers approximately 500 people, as well as those charges related to previous separation agreements that are required to be amortized over future periods. The year-to-date charge of $604 million also includes costs related to the separation of approximately 6,200 people in the first two quarters.
   The Corporation's plan is on track and anticipates further separations and associated charges in the fourth quarter of 2005 and into 2006 and 2007. The amount of such future separation charges will be recognized in the respective periods, and will depend both on the type of separations and associated workforce demographics.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Latin America/Africa/Mid-East       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -----------------------------------------
                                         2005       2004       2005       2004
                                         ----       ----       ----       ----
                                                 (dollars in millions)
GMLAAM net income                        $(74)       $27         $5        $38
GMLAAM net margin                        (2.5%)      1.2%       0.1%       0.6%

                                                  (volume in thousands)
Production volume                         207        185        587        516

Vehicle unit sales
  Industry                              1,278      1,084      3,672      3,075
  GM as a percentage of industry         17.5%      17.2%      17.2%      16.9%

GM market share - Brazil                 21.1%      21.8%      20.7%      22.9%

   Industry vehicle unit sales in the LAAM region increased nearly 18% in the third quarter of 2005, to 1.278 million units, compared to the third quarter of 2004. Overall, GMLAAM's market share for the region increased 0.3 percentage point, to 17.5% in the third quarter of 2005. GM's market share gains in Venezuela and South Africa were partially offset by lower share in Brazil, reflecting the strong competitive environment.
   GMLAAM's net loss of $74 million in the quarter is down from net income of $27 million in the third quarter of 2004. The third quarter loss is more than accounted for by impairment charges of $99 million. These charges, along with unfavorable exchange in Brazil, more than offset favorable volume, mix, and net price.
   In the first nine months of 2005, industry vehicle unit sales grew to 3.672 million units, up 19.4% over 2004. GM's market share in the region increased to 17.2%, from 16.9% in 2004, despite a decrease in share in Brazil, down 2.2 percentage points to 20.7%.
   For the first nine months of 2005, GMLAAM earned $5 million, compared to $38 million a year earlier, primarily due to the third quarter impairment charges.

GM Asia Pacific                        Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -----------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
GMAP net income                          $114        $78      $(438)      $612
GMAP net margin                           3.0%       4.9%      (5.9%)     12.5%

                                                  (volume in thousands)
Production volume                         409        314      1,142        947

Vehicle unit sales
  Industry                              4,459      4,130     13,631     12,747
  GM as a percentage of industry          5.9%       5.1%       5.7%       5.2%

GM market share - Australia              17.5%      19.2%      18.0%      19.5%
GM market share - China                  11.7%       9.1%      11.1%       9.6%

   Industry vehicle unit sales in the Asia Pacific region increased 8.0% in the third quarter of 2005 compared to the third quarter of 2004, to 4.5 million units, with more than half the unit increase in China, and growth throughout the region. GMAP increased its vehicle unit sales (including GM Daewoo and China affiliates) in the region by 52 thousand units, or 24.9% in the period, to 261 thousand units from 209 thousand in 2004, driven by a 49% increase in China. GMAP's third quarter 2005 market share increased to 5.9%, from 5.1% in the third quarter of 2004. GMAP increased its market share in China to 11.7% in the third quarter of 2005, up from 9.1% in the third quarter of 2004. Market share in Australia decreased in the period to 17.5%, compared to 19.2% in the third quarter of 2004, primarily due to lower sales of full-sized cars.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GM Automotive and Other Operations Financial Review (concluded)

GM Asia Pacific (concluded)

   In the first nine months of 2005, industry vehicle unit sales in the region increased 884 thousand units, or 6.9%, to 13.6 million, over the year earlier period, while GMAP's sales increased 115 thousand units, or 17.5%, to 774 thousand. GMAP's growth was virtually accounted for by an increase of 102 thousand units in China, where market share grew 1.5 percentage points to 11.1% for the first nine months of 2005. Overall in the region, GMAP's market share increased 0.5 percentage point, to 5.7%, compared to 2004.
   Net income from GMAP was $114 million and $78 million in the third quarters of 2005 and 2004, respectively. The increase of $36 million was primarily the result of improved results at GM Daewoo and higher equity income from GM Shanghai, partially offset by asset impairment charges of $62 million from GM Holden.
   For the nine-month periods ending September 30, 2005 and 2004, GMAP had a net loss of $438 million and net income of $612 million, respectively. The decrease in income was primarily due to the write-down to fair-market value of GM's investment in Fuji, recognized as of June 30, 2005, discussed above. In addition, there were lower equity earnings from Shanghai GM in the first half of 2005.
   On June 28, 2005 GM increased its ownership in GM Daewoo to 50.9% from 48.2%. Accordingly, as of June 30, 2005, GM consolidated GM Daewoo. See Note 2 to the Consolidated Financial Statements.

Other Operations                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -----------------------------------------
                                         2005      2004       2005        2004
                                         ----      ----       ----        ----
                                                 (dollars in millions)
Other:
  Total net sales, revenues, and
    eliminations                         $(317)       $57     $(609)       $193
  Net income (loss)                       $122       $(83)     $248       $(234)

   Other Operations earned net income of $122 million and incurred a net loss of $83 million in the third quarters of 2005 and 2004, respectively. Results for 2005 include tax benefits of $311 million recognized in Other Operations. As discussed above, these benefits relate to various items that generally do not vary with changes in pre-tax income. These benefits were partially offset by legacy costs, interest expense, and exchange. Other operations results include after-tax legacy costs of $128 million, compared to $100 million in the third quarter of 2004, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
   For the first nine months of 2005, Other Operations earned net income of $248 million, compared to a net loss of $234 million in the 2004 period. The improvement is attributable to tax benefits, as discussed above, of $858 million allocated to Other Operations in 2005, partially reduced by increases in legacy costs, interest expense, and exchange. Legacy costs of $369 million and $304 million were included in Other Operations' results for 2005 and 2004, respectively.

Health-Care Costs

   GM is currently exposed to significant and growing liabilities for other postretirement employee benefits (OPEB), including retiree health care and life insurance, for both its hourly and salaried workforces. GM discontinued offering OPEB to salaried workers hired after 1992. Such employees now comprise approximately 30% of GM's U.S. active salaried workforce. GM's OPEB liabilities have grown to $77.5 billion as of December 31, 2004 with increases in recent years primarily resulting from increases in health-care inflation. GM's OPEB liabilities affect GM's short-term and long-term financial condition in several ways. GM's OPEB liabilities affect GM's OPEB expense, which affects GM's net income. GM's pre-tax OPEB expense is expected to grow to an estimated $5.7 billion in 2005, up $1.1 billion from 2004, primarily as a result of rising retiree health-care costs and falling discount rates. GM's total pre-tax health-care expense for 2005 is estimated to be $7.5 billion. This cost increase has challenged GM's ability to reduce its structural costs.
   In recent years, GM has paid its OPEB expenditures from operating cash flow, which reduces GM's liquidity and cash flow from operations. GM's OPEB spending is expected to be $4.2 billion in 2005, up $0.4 billion from 2004. GM's total cash spending for healthcare in 2005 is estimated to be $5.7 billion, up approximately $0.3 billion from 2004 spending levels. However, GM has VEBA and 401(h) trusts totaling $20.3 billion as of September 30, 2005 that could be used to reimburse GM for its OPEB expenditures under certain circumstances. During each of the second and third quarters of 2005, GM withdrew $1 billion from its VEBA trust as a reimbursement for its retiree health care payments. On October 3, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM's liquidity. GM's OPEB liabilities also negatively affect GM's credit ratings, which are discussed at "Status of Debt Ratings" below.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Health-Care Costs (concluded)

Because of the importance of OPEB liabilities to GM's financial condition, GM management is pursuing an aggressive strategy on several fronts to mitigate the continued growth of these liabilities. These efforts include public policy initiatives, improvements to the health-care delivery system, enhanced consumer awareness of the effect of health-care choices and increased cost sharing with salaried and hourly employees. On October 17, 2005, GM and the United Auto Workers (UAW) reached a tentative agreement to reduce GM's health-care costs significantly while maintaining a high level of health-care benefits for its hourly employees and retirees in the United States. See Note 15 to the Condensed Consolidated Financial Statements.

GMAC Financial Review

   GMAC's net income was $675 million and $620 million in the third quarters of 2005 and 2004, respectively. Net income for the first nine months of both 2005 and 2004 was $2.2 billion. Third quarter 2005 earnings represent a record third quarter for GMAC and were achievable despite the unfavorable impact of Hurricane Katrina and continued negative credit rating agency actions. The increase in third quarter earnings were due to strong performance of GMAC's Mortgage Operations which more than offset lower earnings from financing and a modest decline in insurance earnings as compared to the prior year. As a result of Hurricane Katrina , GMAC's third quarter earnings were negatively impacted by approximately $161 million with the majority of the impact related to credit losses in the lending businesses- both auto finance and mortgage-with less significant losses in the insurance business.

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -----------------------------------------
                                        2005      2004       2005        2004
                                        ----      ----       ----        ----
                                                 (dollars in millions)
Financing operations                    $178       $259      $804      $1,154
Mortgage operations                      408        266     1,131         815
Insurance operations                      89         95       284         261
                                        ----       ----     -----       -----
   Net income                           $675       $620    $2,219      $2,230
                                         ===        ===     =====       =====

   Net income from GMAC's financing operations totaled $178 million in the third quarter of 2005, compared with $259 million earned in the same period of the prior year. For the nine months ended September 30, 2005 and 2004, financing operations earned $804 million and $1.2 billion, respectively. The decrease reflects the unfavorable effect of lower net interest margins as a result of increased borrowing costs and the unfavorable effect of reserves related to Hurricane Katrina. The reserves related to Hurricane Katrina and the decline in net interest margins were somewhat mitigated by the effect of improved used vehicle prices on terminating leases, favorable consumer credit provisions (primarily as a result of lower asset levels in the third quarter of 2005 compared to the third quarter of 2004), and a decrease in advertising expenses related to joint marketing programs with GM.
   Mortgage operations earned record quarterly earnings of $408 million in the third quarter of 2005, an increase of 53% from the $266 million earned in the third quarter of the prior year. For the first nine months of 2005 and 2004, mortgage earnings were $1.1 billion and $815 million, respectively. Earnings increased as a result of higher loan production, resulting in an increase in gains on sales of loans. In addition, the favorable effects of valuation gains on the investment portfolio and favorable mortgage servicing results mitigated lower net interest margins due to increased borrowing costs. GMAC Commercial Mortgage also experienced an increase in 2005 earnings compared to the prior year, largely due to increased loan production, higher asset levels, and increases in fee income. In August 2005, GMAC entered into a definitive agreement to sell a 60% interest in GMAC Commercial Mortgage, with the transaction expected to close near the end of 2005.
   GMAC's insurance operations earned $89 million in the third quarter of 2005, compared to $95 million earned in the third quarter of 2004. For the year to date periods of 2005 and 2004, insurance operations earned $284 million and $261 million, respectively. Lower net income for the third quarter of 2005 compared to 2004 is attributable to an increase in the combined ratio from 93.5% to 94.6%. During the third quarter of 2005, $18 million of after-tax incurred losses were recorded related to Hurricane Katrina, primarily offset by a decrease in ratio of losses incurred to earned premium for service contracts. Acquisition and underwriting expenses also increased during the quarter. For the first nine months of 2005 as compared to the same period of 2004, the combined ratio improved to 94.3% from 94.7% due to a decrease in losses incurred primarily offset by an increase in acquisition and underwriting expenses. In

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

GMAC Financial Review (concluded)

addition, increased underwriting results from international operations contributed to the increase in income for the first nine months of 2005, compared to 2004. Investment income increased in the third quarter and first nine months of 2005 compared to the same 2004 periods. The increase was primarily the result of larger debt and equity portfolios of invested assets. GMAC insurance maintained a strong investment portfolio, with a market value of $7.8 billion at September 30, 2005, including net unrealized gains of $563 million.
   GMAC continued to maintain adequate liquidity, with cash reserve balances and marketable securities at September 30, 2005 of $24.3 billion, comprised of $21.8 billion in cash and cash equivalents and $2.5 billion invested in certain marketable securities. GMAC also provided a significant source of cash flow to GM through the payment of a $500 million dividend in the third quarter, bringing total year to date dividends paid to $1.5 billion.

2005 Priorities / Targets

   With respect to GM's earnings for the remainder of 2005, GM has determined not to provide a forecast at this time due to the uncertainty affecting key elements of its outlook.

LIQUIDITY AND CAPITAL RESOURCES

Statements of Cash Flows Reclassifications

   After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities. These amounts have been reclassified consistently as of September 30, 2004.
   The Corporation's previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM's Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Condensed Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions. See Note 1 to the Condensed Consolidated Financial Statements for the effect of this reclassification.

Status of Debt Ratings

   In the third quarter of 2005, GM, GMAC, and ResCap experienced adequate access to secured funding sources and limited access to the unsecured capital markets. Nonetheless, GM, GMAC and ResCap were able to meet their respective capital requirements due to their diversified funding strategies and liquidity positions. On July 7, 2005, Moody's placed the ratings of GM, GMAC, and ResCap on review for possible downgrade. Moody's concluded the review on August 24, 2005 with the downgrade of GM and GMAC to Ba2 and Ba1, respectively. At the same time, Moody's downgraded ResCap to Baa3, also with a negative outlook. In addition, Moody's downgraded GM's and GMAC's short-term ratings to "not prime." On October 10, Moody's placed the ratings of GM, GMAC, and ResCap on review for possible downgrade. On October 17, 2005 Moody's changed the review status of GMAC's and ResCap's ratings to "direction uncertain" from "review for possible downgrade," leaving the ratings of GM under review for possible downgrade. On November 1, 2005, Moody's resolved GM's review, downgrading GM's ratings to B1 with a negative outlook. The ratings of GMAC and ResCap were unaffected by the GM action and remain at Ba1 and Baa3, respectively. Both have a review status of "direction uncertain." On October 3, 2005, Standard & Poor's placed the ratings of GM, GMAC, and ResCap on CreditWatch with negative implications. This review was concluded on October 10, 2005, with the downgrade of GM's rating to BB- with a negative outlook. In addition, on the same date, Standard & Poor's changed the outlook of both GMAC's and ResCap's long term credit rating and that of their commercial paper to "developing." Standard & Poor's also downgraded GM's commercial paper to B-2, also with a negative outlook. On September 26, 2005, Fitch downgraded GM's and GMAC's long-term credit rating from BB+ with a negative outlook to BB with a negative outlook and, at the same time, downgraded GM's and GMAC's commercial paper rating from F3 with a negative outlook to B with a negative outlook. In addition, Fitch downgraded the long term credit rating for ResCap to BBB- with a negative outlook. On October 17, 2005, Fitch placed the ratings of GMAC and ResCap on rating watch evolving, leaving the ratings of GM unaffected.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Status of Debt Ratings (continued)

   On August 2, 2005, DBRS downgraded GM's long-term rating from BBB (low) with a negative outlook to BB (high) with a negative outlook and, at the same time, downgraded GMAC's long-term credit rating of BBB with a negative outlook to BBB
(low) with a negative outlook. DBRS downgraded GM's commercial paper rating from R-2 (low) with a negative outlook to R-3 (high) with a negative outlook and, at the same time, lowered the rating on GMAC's commercial paper from R-2 (mid) with a negative outlook to R-2 (low) with a negative outlook. DBRS also changed the rating trends for ResCap to negative from stable, leaving the rating at BBB negative. On October 11, 2005, DBRS placed the rating of GM on negative credit watch and, at the same time, changed the rating trends of GMAC and ResCap to "developing." On October 14, 2005, DBRS downgraded the long term and short term ratings of GM to BB and R-3 (high), respectively. A negative outlook was maintained. The ratings outlook for GMAC and ResCap were maintained as "developing." Refer to the table below for a summary of GM's and GMAC's credit ratings subsequent to these rating actions.
   Standard & Poor's, Fitch, Moody's, and DBRS rate GM's credit at non-investment grade, with Standard & Poor's, Moody's, and Fitch also rating GMAC's credit non-investment grade. While this has resulted in increased borrowing costs and limited access to unsecured debt markets, including capital markets for retail debt, these outcomes have been mitigated by actions taken by GM and GMAC over the past few years to focus on an increased use of liquidity sources other than institutional unsecured markets that are not directly affected by ratings on unsecured debt, including secured funding sources beyond traditional asset classes and geographical markets, automotive whole loan sales, and use of bank and conduit facilities. Further reductions of GM's and/or GMAC's credit ratings could increase the possibility of additional terms and conditions contained in any new or replacement financing arrangements. The reduction of GM's and GMAC's credit ratings to non-investment grade is not expected to have a material effect on GM's and GMAC's access to adequate capital to meet the Corporation's funding needs in the short and medium term.
   Notwithstanding the foregoing, management believes that the current ratings situation and outlook increase the level of risk for achieving the Corporation's funding strategy and GMAC's ability to sustain current level of asset originations over the long term. In addition, the ratings situation and outlook increase the importance of successfully executing the Corporation's plans for improvement of operating results. Management continuously assesses these matters and is seeking to mitigate the increased risk by exploring whether actions could be taken that would provide a basis for rating agencies to evaluate GMAC's financial performance in order to provide GMAC with ratings independent of those assigned to GM. On October 17, 2005, GM made an announcement that it is exploring the possible sale of a controlling interest in GMAC to a strategic partner, with the goal of restoring GMAC's investment grade rating and renewing its access to low-cost financing. There can be no assurance that any such actions, if taken, would be successful in achieving an investment rating from other rating agencies.


               ---------------------------  ----------------------------------
                        Senior Debt                  Commercial Paper
Rating Agency    GM     GMAC       ResCap     GM          GMAC     ResCap
-------------  ---------------------------  ----------------------------------
DBRS             BB     BBB (low)  BBB        R-3 (high)  R-2(low) R-2 (middle)
Fitch            B+     BB         BBB-       B           B        F3
Moody's          B1     Ba1        Baa3       NP          NP       Prime-3
S&P              BB-    BB         BBB-       B-2         B-1      A-3
               ---------------------------  ----------------------------------
                                       Outlook
Rating Agency    GM                  GMAC             ResCap
-------------  ----------------------------------------------------
DBRS             Negative            Developing       Developing
Fitch            Negative            Evolving         Evolving
Moody's          Negative            Uncertain        Uncertain
S&P              Negative Watch      Developing       Developing
               ----------------------------------------------------
   As an additional source of funds, GM currently has unrestricted access to a $5.6 billion line of credit with a syndicate of banks that is committed through June 2008. GM also has an additional $0.7 billion in undrawn committed facilities with various maturities and undrawn uncommitted lines of credit of $1.2 billion. Similarly, GMAC currently has a $3.0 billion syndicated line of credit committed through June 2006, $4.4 billion committed through June 2008, and committed and uncommitted lines of credit of $3.4 billion and $13.0 billion, respectively. In addition, New Center Asset Trust (NCAT) has an $18.5 billion committed liquidity facility. NCAT is a special purpose entity administered by GMAC for the purpose of funding assets as part of GMAC's securitization funding programs. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to GMAC. At September 30, 2005, NCAT had commercial paper outstanding of $5.5 billion, which is not consolidated in the Corporation's Condensed Consolidated Balance Sheet. In addition, GMAC enters into secured funding facilities whereby, in certain facilities, third parties (asset-backed commercial paper conduits, forward flow sale agreements and repurchase facilities) have committed to purchase a minimum amount of receivables through a designated period of time. In July 2005, GMAC entered into a five year commitment to sell up to $55 billion of retail automotive receivables to a third-party purchaser. The unused portion of the committed and uncommitted facilities totaled $76.5 billion at September 30, 2005. As part of its cash management strategy, from time to time GMAC repurchases previously issued debt, but does so in a manner that does not compromise overall liquidity.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   In addition, ResCap, which was formed as the holding company of GMAC's residential mortgage businesses, and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities consisting of a $1.75 billion syndicated term loan and $0.9 billion syndicated line of credit committed through July 2008 and a $0.9 billion syndicated line of credit committed through July 2006. In addition, Mortgage Interest Networking Trust (MINT) has a $3.0 billion committed liquidity facility. MINT is a special purpose entity administered by ResCap for the purpose of funding assets as part of ResCap's mortgage warehouse funding program. This entity funds the purchase of assets through the issuance of asset-backed commercial paper and represents an important source of liquidity to ResCap. At September 30, 2005, MINT had commercial paper outstanding of $2.9 billion, which is reflected as secured debt in the Corporation's Condensed Consolidated Balance Sheet.

Line of Credit Between GM and GMAC

   GM and GMAC have historically entered into various financing arrangements. Currently such arrangements include a $4 billion revolving line of credit from GMAC to GM entered into in September 2003 that expires in September 2006. Separately, GM extended a $6 billion revolving line of credit to GMAC in October 2002 that expires in December 2005. These credit lines are used for general operating and seasonal working capital purposes and reduce external liquidity requirements, given the differences in the timing of GM and GMAC's peak funding requirements. The maximum amount drawn under these facilities during the quarter ended September 30, 2005 was $1.4 billion by GM and none by GMAC. Comparable amounts drawn by GM and GMAC during the third quarter of 2004 were $3.5 billion and none, respectively. Interest is payable on amounts advanced under the arrangements based on market interest rates, adjusted to reflect the credit rating of GM or GMAC in its capacity as borrower. On August 2, 2005 GM borrowed $1.4 billion from GMAC under its revolving credit line in order to meet cash flow needs arising during the annual two-week shut-down of its vehicle assembly operations which was repaid on August 12, 2005. On September 22, 2004, GM repaid $3.5 billion to GMAC that it borrowed under the same credit line during the third quarter of 2004.

Automotive and Other Operations

   At September 30, 2005, cash, marketable securities, and $4.1 billion ($3.5 billion at December 31, 2004 and September 30, 2004) of readily-available assets of the VEBA trust totaled $19.2 billion, compared with $23.3 billion at December 31, 2004 and $24.5 billion at September 30, 2004. The decrease of approximately 18% from December 31, 2004 was primarily the result of the net loss of Auto & Other for the first nine months of 2005, and payments totaling approximately $2.7 billion related to the GME restructuring initiative and to the agreement reached in February 2005 between GM and Fiat to terminate the Master Agreement (including the Put Option) between them, settle various disputes related thereto, and other matters. The amount of GM's consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations. In the first nine months of 2005, GMAC paid GM $1.5 billion in dividends. As of September 30, 2005, $1.4 billion of cash and marketable securities was included in GM's balances as a result of the consolidation of GM Daewoo. The increase to $4.1 billion in readily-available assets in the VEBA (as compared to $3.5 billion at December 31, 2004) results from higher withdrawal capacity from the hourly VEBA trust due to increased other postretirement employee benefit payments, and the addition of withdrawal capacity from the salaried VEBA that was funded in 2004. Total assets in the VEBA and 401(h) trusts used to pre-fund part of GM's other postretirement benefits liability approximated $20.3 billion at September 30, 2005, $20.0 billion at December 31, 2004, and $16.0 billion at September 30, 2004.
   As noted above, during each of the second and third quarters of 2005, GM withdrew $1 billion from its VEBA trust as reimbursement for its retiree health care payments. On October 3, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM's liquidity.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

   Long-term debt was $30.9 billion at September 30, 2005, compared with $30.5 billion at December 31, 2004 and $30.1 billion at September 30, 2004. As of September 30, 2005, $1.3 billion of long-term debt was included in GM's balance as a result of the consolidation of GM Daewoo. The ratio of long-term debt to the total of long-term debt and GM's net assets of Automotive and Other Operations was 98.8% at September 30, 2005, 84.7% at December 31, 2004, and 85.3% at September 30, 2004. The ratio of long-term debt and short-term loans payable to the total of this debt and GM's net assets of Automotive and Other Operations was 98.8% at September 30, 2005, 85.5% at December 31, 2004, and 86.3% at September 30, 2004.
   Net liquidity, calculated as cash, marketable securities, and $4.1 billion ($3.5 billion at December 31, 2004 and September 30, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $13.2 billion at September 30, 2005, compared with a negative $9.2 billion at December 31, 2004, and a negative $8.2 billion at September 30, 2004.
   In order to provide financial flexibility to GM and its suppliers, GM maintains a trade payables program through GMAC Commercial Finance (GMACCF).
The GMACCF program was implemented in the second quarter of 2005, replacing a larger program that GM maintained with General Electric Capital Corporation. Under the GMACCF program, GMACCF pays participating GM suppliers the amount due to them from GM in advance of their contractual original due dates. In exchange for the early payment, these suppliers accept a discounted payment. On the original due date of the payables, GM pays GMACCF the full amount. At September 30, 2005, GM owed approximately $0.4 billion to GMACCF under the program, which amount is included in the balances of net payable to FIO and net receivable from Auto & Other in GM's Supplemental Information to the Consolidated Balance Sheets, and is eliminated in GM's Consolidated Balance Sheets.

Financing and Insurance Operations

   At September 30, 2005, GMAC's consolidated assets totaled $314.2 billion, compared with $324.1 billion at December 31, 2004 and $311.8 billion at September 30, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $177.2 billion at September 30, 2005, driven by decreases in retail and wholesale automotive receivables, partly offset by an increase in loans held for sale and investments in operating leases. The increase in GMAC's consolidated assets at September 30, 2005 compared with September 30, 2004 was due to higher balances of investment securities, loans held for sale, and investment in operating leases, largely offset by decreases in retail and wholesale automotive receivables. As of September 30, 2005, $18.7 billion of assets and $12.3 billion of related liabilities of GMAC Commercial Mortgage were reclassified as held for sale.
   Consistent with the changes in asset levels, GMAC's total debt decreased to $245.7 billion at September 30, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $5.7 billion at September 30, 2004, at $251.4 billion. GMAC's ratio of total debt to total stockholder's equity at September 30, 2005 was 10.8:1, compared with 11.9:1 at December 31, 2004, and 11.0:1 at
September 30, 2004. GMAC's liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the unsecured and secured capital markets. Part of GMAC's strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base and to extend debt maturities over a longer period of time, thereby maintaining sufficient cash balances. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $48.8 billion at September 30, 2005, provide "back-up" liquidity and represent additional funding sources, if required. In addition, GMAC enters into secured funding facilities whereby, in certain facilities, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $35.6 billion at September 30, 2005. GMAC has also been able to diversify its unsecured funding through the formation of ResCap. ResCap was formed as the holding company of GMAC's residential mortgage business and in the second quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4.0 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities, which are intended to be used primarily for general corporate and working capital purposes, as well as to repay GMAC affiliate borrowings, thus providing additional liquidity to GMAC. Additionally, GMAC has increased the use of secured funding sources beyond traditional asset classes and geographic

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES (concluded)

Financing and Insurance Operations (concluded)

markets and has also increased the use of automotive whole loan sales. The increased use of whole loan sales is part of the migration to an "originate and sell" model for the U.S. automotive finance business. Through September 2005, GMAC has executed $9 billion in whole loan sales up from $4billion for the same period in 2004
   In August 2005 GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Mortgage, while maintaining the remaining 40% equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, which is expected to occur in the fourth quarter of 2005, thereby providing GMAC significant incremental liquidity.

Off-Balance Sheet Arrangements

   GM and GMAC use off-balance sheet arrangements where economics and sound business principles warrant their use. GM's principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM's dealer network. The assets sold by GM consist principally of trade receivables.
   In addition, GM leases real estate and equipment from various off-balance sheet entities that have been established to facilitate the financing of those assets for GM by nationally prominent lessors that GM believes are creditworthy. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of such entities allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM.
   There is a well-established market in which institutions participate in the financing of such property through their purchase of ownership interests in these entities and each is owned by institutions that are independent of, and not affiliated with, GM. GM believes that no officers, directors or employees of GM, GMAC, or their affiliates hold any direct or indirect equity interests in such entities.
Assets in off-balance sheet entities were as follows (dollars in millions):

                                            Sept. 30,  Dec. 31,  Sept. 30,
Automotive and Other Operations               2005       2004     2004
-------------------------------               ----       ----     ----
Assets leased under operating leases         $2,431    $2,553   $2,525
Trade receivables sold (1)                      980     1,210      703
                                             ------     -----    -----
   Total                                     $3,411    $3,763   $3,228
                                              =====     =====    =====

Financing and Insurance Operations Receivables sold or securitized:
   - Mortgage loans                         $97,887   $79,389  $74,848
   - Retail finance receivables               6,523     5,615    5,727
   - Wholesale finance receivables           16,688    21,291   21,425
                                            -------   -------  -------
   Total                                   $121,098  $106,295 $102,000
                                            =======   =======  =======

   (1) In addition, trade receivables sold to GMAC were $476 million, $549 million and $478 million for the periods ended September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

BOOK VALUE PER SHARE

   Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $39.65 at September 30, 2005, $49.06 at December 31, 2004, and $48.9 at
September 30, 2004.

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

DIVIDENDS

   Dividends may be paid on GM's $1-2/3 par value common stock only when, as, and if declared by the GM Board in its sole discretion. The amount available for the payment of dividends on common stock will be reduced on occasion by dividends paid and will be adjusted on occasion for changes to the amount of surplus attributed to the stock resulting from the repurchase or issuance of shares of stock.
   GM's policy is to distribute dividends on its $1-2/3 par value common stock based on the outlook and indicated capital needs of the business. On August 2, 2005, the GM Board declared a quarterly cash dividend of $0.50 per share on GM $1-2/3 par value common stock, paid September 10, 2005, to holders of record on August 12, 2005.

EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its consolidated
subsidiaries at September 30, (in thousands)         2005     2004
                                                     ----     ----

  GMNA                                                173      181
  GME                                                  56       62
  GMLAAM                                               32       28
  GMAP                                                 27       14
  GMAC                                                 34       33
  Other                                                 3        5
                                                      ---      ---
   Total employees                                    325      323
                                                      ===      ===

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       ----------------------------------------
                                          2005      2004       2005      2004
                                          ----      ----       ----      ----

Worldwide payrolls - (in billions)        $5.2      $4.9      $15.6      $15.9
                                           ===       ===       ====       ====

CRITICAL ACCOUNTING ESTIMATES

   The condensed consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM's accounting policies and critical accounting estimates are consistent with those described in Note 1 to the 2004 Consolidated Financial Statements. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM's Board of Directors, and the Audit Committee has reviewed the Corporation's disclosures relating to these estimates.

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

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

NEW ACCOUNTING STANDARDS

   In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB released FASB Staff Position (FSP) FIN 46(R)-5, which addresses whether a corporation should consider whether it holds an implicit interest in a variable interest entity (VIE) or potential VIE when specific conditions exist to determine if the guidance in FASB Interpretation No. 46 (Revised 2003), "Consolidation of Variable Interest Entities" (FIN 46(R)), should be applied. GM had adopted FIN 46(R) as of January 1, 2004. GM adopted FSP FIN 46(R)-5 upon issuance. The Interpretation did not have an effect on GM's consolidated financial position or results of operations.
   In March 2005, the FASB issued FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations." FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This interpretation is effective for fiscal years ending after December 15, 2005. Management is evaluating the effect of this interpretation on GM's consolidated financial position or results of operations.
   In April 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, "Accounting Changes," for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on GM's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

   In this report, in reports subsequently filed or furnished by GM with the SEC on Form 8-K, and in related comments by management of GM our use of the words "expect," "anticipate," "estimate," "forecast," "objective," "plan," "goal," "project," "priorities/targets," and similar expressions is intended to identify forward-looking statements. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable, actual results may differ materially due to numerous important factors that are described below and other factors that may be described in subsequent reports that GM may file or furnish with the SEC on Form 8-K:
   - Changes in economic conditions, currency exchange rates or political stability;
   - Shortages of and price increase for fuel, labor strikes or work stoppages, health-care costs, market acceptance of the Corporation's new products, pace of product introductions;
   - Significant changes in the competitive environment;
   - Changes in the laws, regulations, and tax rates; and
   - The ability of the Corporation to achieve reductions in cost and employment levels, to realize production efficiencies, and to implement capital expenditures, all at the levels and times planned by management and
   - Changes or determinations made in the Delphi bankruptcy process.

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

                                  * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 4.  Controls and Procedures

   The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.
   GM's management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of GM's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of September 30, 2005. Based on that evaluation, GM's chief executive officer and financial officer have concluded that, as of that date, GM's disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, not effective at the reasonable assurance level because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. This material weakness relates to the ineffective operation of the procedures to determine whether an impairment is necessary with respect to the Corporation's foreign investments accounted for on the equity method which resulted in the failure to timely reduce the carrying value of GM's investment in the common stock of Fuji Heavy Industries (FHI) to fair value. The basis for this determination of the material weakness is discussed in Item 4 of GM's Form 10-Q/A for the Second Quarter of 2005.
   In the fourth quarter of 2005, GM's management implemented additional review procedures designed to identify occurrences that may require a reassessment and possible impairment of the carrying value of its foreign investments accounted for on the equity method and is confident that, as of the date of this filing, GM has substantially completed the process of fully remediating its related controls and procedures. These remedial actions, performed in conjunction with GM's quarterly closing and financial reporting process, include a thorough review by corporate and regional executives of transactions or events that could affect the classification or carrying value of such investments.
   In July 2005, GMAC implemented a new general ledger system for two of GMAC's segments - GMAC's North America Operations and Insurance Operations, in a single instance. GMAC has assessed the internal controls over the key processes affected by the system change, and concluded that adequate internal control over financial reporting has been maintained.
   Other than indicated above, there were no changes in the Corporation's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. However, subsequent to September 30, 2005, GM took the remedial actions described above.


                                  * * * * * * *


                                     PART II

ITEM 1.  Legal Proceedings

(a) Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Corporation, or its principal subsidiaries, became a party during the quarter ended September 30, 2005 or subsequent thereto, but before the filing of this report are summarized below:


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


                                * * * * * * * * *

                   GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2(c).  Purchases of Equity Securities

   GM made no purchases of GM $1-2/3 par value common stock during the three months ended September 30, 2005.


                                * * * * * * * * *


ITEM 5.  Other Information

   On November 9, 2005, Fitch downgraded GM's long-term credit rating from BB to B+ while maintaining a negative watch on the rating. The ratings of GMAC and ResCap were unaffected by the action and remain at BB and BBB-, respectively. The ratings for GMAC and ResCap both remain on rating watch evolving.


                                * * * * * * * * *


ITEM 6.  Exhibits

Exhibit                                                                  Page
Number      Exhibit Name                                                 Number
------      -----------                                                  ------

31.1        Section 302 Certification of the Chief Executive Officer       46
31.2        Section 302 Certification of the Chief Financial Officer       47
32.1        Certification of the Chief Executive Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                48
32.2        Certification of the Chief Financial Officer Pursuant to
              18 U.S.C. Section 1350, As Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002                49


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