Form 10-K/A
period 2004-12-31
GENERAL MOTORS CORP
filed 2006-03-28
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
Form 10-K/A
Amendment No. 1 to Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-143
GENERAL MOTORS CORPORATION
(Exact Name of Registrant as Specified in its Charter)

State of Delaware	38-0572515
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

300 Renaissance Center, Detroit, Michigan	48265-3000
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code
(313) 556-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common, $1 2/3 par value	New York Stock Exchange, Inc.

Note:	The $1 2/3 par value common stock of the Registrant is also listed for trading on the following exchanges:

Chicago Stock Exchange, Inc.
Pacific Exchange, Inc.
Philadelphia Stock Exchange, Inc.
Toronto Stock Exchange
Frankfurter Wertpapierborse
Borse Düsseldorf
Bourse de Bruxelles
Euronext Paris
The London Stock Exchange	Chicago, Illinois San Francisco, California Philadelphia, Pennsylvania Toronto, Ontario, Canada Frankfurt am Main, Germany Düsseldorf, Germany Brussels, Belgium Paris, France London, England
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☑         No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer    ☑         Accelerated filer    ☐         Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     As of June 30, 2004, the aggregate market value of General Motors Corporation (GM) $1 2/3 par value common stock held by nonaffiliates of GM was approximately $26.3 billion. The closing price on June 30, 2004 as reported on the New York Stock Exchange was $46.59 per share. As of June 30, 2004, the number of shares outstanding of GM $1 2/3 par value common stock was 564,721,304 shares.
Documents incorporated by reference are as follows:

Part and Item Number of Form 10-K
Document	into Which Incorporated

General Motors Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting of Stockholders to be held June 7, 2005	Part III, Items 10 through 14
Website Access to Company’s Reports
     General Motor’s (GM’s) Internet website address is www.gm.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE
      This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 initially filed with the Securities and Exchange Commission on March 16, 2005 is being filed to reflect restatements of GM’s Consolidated Balance Sheets as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity for each of the three years in the period ended December 31, 2004 (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Consolidated Financial Statements. These restatements reflect adjustments for transactions related to supplier credits, adjustments to the accounting for benefit plans, inventory adjustments for transactions involving precious metals, and transactions between GM and Delphi Corporation, a former subsidiary, with respect to a settlement agreement and inventory adjustments and other items, as well as cash flow adjustments for certain mortgage loan transactions. In addition, results for 2001 and 2000 have been restated with respect to the accounting for such matters where appropriate. Accordingly, amounts included in Item 6, Selected Financial Data, are restated for all periods beginning with 2000. Additionally, revisions have been made to the presentation of discontinued operations activities in the Consolidated Statements of Cash Flows for 2003 and 2002. GM is also revising the discussion under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9A, Controls and Procedures in order to reflect the effects of the restatement. Except with respect to these matters, the Financial Statements in this Form 10-K/A do not reflect any events that have occurred after the 2004 Form 10-K was filed.

I-1

GENERAL MOTORS CORPORATION

Part II
GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 6.	Selected Financial Data

	Years Ended December 31,

	2004		2003		2002

	As Previously		As Previously		As Previously
	Reported	Restated(1)	Reported	Restated(1)	Reported	Restated(1)

	(Dollars in millions except per share amounts)
Total net sales and revenues	$193,517	$193,517	$185,837	$185,837	$177,867	$177,867

Income from continuing operations	$2,805	$2,804	$2,862	$2,899	$1,975	$1,813
Income (loss) from discontinued operations	—	—	(219)	(219)	(239)	(239)
Gain from sale of discontinued operations	—	—	1,179	1,179	—	—

Net income(2)	$2,805	$2,804	$3,822	$3,859	$1,736	$1,574

$1 2/3 par value common stock
Basic earnings per share (EPS) from continuing operations	$4.97	$4.97	$5.10	$5.17	$3.53	$3.24
Basic earnings (losses) per share from discontinued operations	$—	$—	$2.14	$2.14	$(0.16)	$(0.16)
Diluted EPS from continuing operations	$4.95	$4.94	$5.03	$5.09	$3.51	$3.23
Diluted earnings (losses) per share from discontinued operations	$—	$—	$2.11	$2.11	$(0.16)	$(0.16)
Cash dividends declared per share	$2.00	$2.00	$2.00	$2.00	$2.00	$2.00
Class H common stock(3)
Basic earnings (losses) per share from discontinued operations	$—	$—	$(0.22)	$(0.22)	$(0.21)	$(0.21)
Diluted earnings (losses) per share from discontinued operations	$—	$—	$(0.22)	$(0.22)	$(0.21)	$(0.21)
Cash dividends declared per share	$—	$—	$—	$—	$—	$—
Total assets	$479,603	$479,921	$448,507	$448,819	$369,053	$369,346
Notes and loans payable	$300,279	$300,279	$271,756	$271,756	$200,168	$200,168
GM-obligated mandatorily redeemable preferred securities of subsidiary trusts	$—	$—	$—	$—	$—	$—
Stockholders’ equity	$27,726	$27,360	$25,268	$24,903	$6,814	$6,412

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Years Ended December 31,

	2001		2000

	As Previously		As Previously
	Reported	Restated(1)	Reported	Restated(1)

	(Dollars in millions except per share amounts)
Total net sales and revenues	$169,051	$169,051	$173,943	$173,943

Income from continuing operations	$1,222	$1,041	$3,639	$3,559
Income (loss) from discontinued operations	(621)	(621)	813	813
Gain from sale of discontinued operations	—	—	—	—

Net income(2)	$601	$420	$4,452	$4,372

$1 2/3 par value common stock
Basic earnings per share (EPS) from continuing operations	$2.21	$1.89	$6.23	$6.09
Basic earnings (losses) per share from discontinued operations	$(0.42)	$(0.42)	$0.59	$0.59
Diluted EPS from continuing operations	$2.20	$1.87	$6.12	$5.98
Diluted earnings (losses) per share from discontinued operations	$(0.43)	$(0.43)	$0.58	$0.58
Cash dividends declared per share	$2.00	$2.00	$2.00	$2.00
Class H common stock(3)
Basic earnings (losses) per share from discontinued operations	$(0.55)	$(0.55)	$0.55	$0.55
Diluted earnings (losses) per share from discontinued operations	$(0.55)	$(0.55)	$0.54	$0.54
Cash dividends declared per share	$—	$—	$—	$—
Total assets	$322,412	$322,637	$301,129	$301,303
Notes and loans payable	$165,361	$165,361	$144,783	$144,783
GM-obligated mandatorily redeemable preferred securities of subsidiary trusts	$—	$—	$139	$139
Stockholders’ equity	$19,707	$19,467	$30,175	$30,060

See notes on next page.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Reference should be made to the notes to GM’s consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(1)	GM previously disclosed in a Current Report on Form 8-K dated November 9, 2005, that it would restate its financial statements to correct the accounting for credits and other lump sum payments from suppliers. Additionally, GM has subsequently chosen to restate its financial statements for errors it has identified in all periods presented in this filing. The effects of the restatement adjustments on GM’s originally reported results of operations for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 are summarized below.

	Income from Continuing Operations
	For the Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in millions)
As originally reported:	$2,805	$2,862	$1,975	$1,222	$3,639
Pre-tax adjustments for:
Supplier credits(a)	(26)	7	(69)	(405)	(52)
Transactions with former subsidiary:
Settlement agreement(b)	—	—	—	(55)	—
Contractual adjustment(c)	—	—	—	18	(18)
Benefit plans economic assumptions(d)	9	(51)	(30)	—	—
Precious metals inventory transactions(e)	—	—	—	27	(27)

Total	(17)	(44)	(99)	(415)	(97)
Related tax effects	6	17	18	156	37

Total of above adjustments net of tax	(11)	(27)	(81)	(259)	(60)
Other, net of tax(f)	10	64	(81)	78	(20)

As restated, see Note 1	$2,804	$2,899	$1,813	$1,041	$3,559

(a)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to the completion of the earnings process. GM has concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recognized when subsequently earned. The effect of these errors was $(26) million, $7 million, $(69) million, $(405) million, and $(52) million for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively. Accordingly, after restatement, a deferred credit of approximately $548 million exists as of December 31, 2004, which will be recognized as a reduction of cost of sales in future periods.

(b)	In 2001, GM erroneously recorded, as a reduction in stockholders’ equity, a $(55) million settlement with Delphi Corporation (Delphi), a former subsidiary, in the form of a credit to be used against amounts owed by Delphi to GM in relation to pension, OPEB, and other employment related benefits of former GM employees who had transferred to Delphi. This item has now been recorded as a warranty expense in that period.

(c)	In 2001, GM erroneously recorded $18 million of expense related to a contract involving Delphi’s Flint East, Michigan, plant that has now been recorded as an expense in 2000.

(d)	GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected health-care cost trend rate for 2002 and, as a result, understated that rate. Accordingly, GM’s other postretirement employee benefit (OPEB) expense was misstated by $9 million, $(51) million, and $(30) million in the years ended 2004, 2003, and 2002, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

(e)	In 2000, GM erroneously recognized a $27 million gain on disposal of precious metals inventory that has now been recorded as a financing transaction because GM had an obligation to repurchase the inventory in 2001.

(f)	For all periods covered by this filing, GM has recorded all other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not considered material to the financial statements as originally reported. However, as part of the restatement they are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $10 million, $64 million, $(81) million, $78 million, and $(20) million for the years ended December 31, 2004, 2003, 2002, 2001, and 2000, respectively. Of the $(81) million adjustment in 2002, $(55) million relates to engineering and facility-related expenses improperly recorded in years subsequent to 2002; and with respect to the $78 million adjustment in 2001, $65 million relates to the inappropriate recognition of postemployment benefit liabilities for employees at the Spring Hill, Tennessee plant.

(2)	On January 1, 2002, the Corporation implemented Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets,” which ceased the amortization method of accounting for goodwill and changed to an impairment only approach. Accordingly, goodwill is no longer amortized and is tested for impairment at least annually. Effective January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”

(3)	Adjusted to reflect the three-for-one stock split of the GMH common stock, in the form of a 200% stock dividend, paid on June 30, 2000. Effective December 22, 2003 GM split-off Hughes by distributing Hughes common stock to the holders of GMH common stock in exchange for all outstanding shares of GMH common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to News Corporation in exchange for cash and News Corporation Preferred ADSs. All shares of GMH common stock were then cancelled. See Note 2 to the Consolidated Financial Statements.
* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the General Motors Acceptance Corporation (GMAC) Annual Report on Form 10-K for the period ended December 31, 2004, filed separately with the Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
      GM presents separate supplemental financial information for its reportable operating segments: Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO).
      GM’s Auto & Other reportable operating segment consists of:

•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and

•	Other, which includes the design, manufacturing and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.
      GM’s FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS

Consolidated Results

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Consolidated:
Total net sales and revenues	$193,517	$185,837	$177,867
Income from continuing operations	$2,804	$2,899	$1,813
Net income	$2,804	$3,859	$1,574
Net margin from continuing operations	1.4%	1.6%	1.0%
Automotive and Other Operations:
Total net sales and revenues	$161,545	$155,831	$150,250
Income (loss) from continuing operations	$(145)	$137	$(65)
Net income (loss)	$(145)	$1,097	$(304)
Financing and Insurance Operations:
Total revenues	$31,972	$30,006	$27,617
Net income	$2,949	$2,762	$1,878
      The increase in 2004 total net sales and revenues, compared with 2003, resulted from increased GMA revenue of $6.6 billion, with significant increases at GMLAAM and GME, and increases in FIO revenue of $2.0 billion. Other revenues in 2003 included approximately $814 million from the sale of GM’s defense business. The increase in 2003 total net sales and revenues, compared with 2002, was due to increases in GMA revenue of $5.2 billion, despite lower GMNA and global volumes and worldwide pricing competitiveness, and increases in FIO revenue of $2.4 billion.
      Income from continuing operations decreased $95 million to $2.8 billion in 2004, compared to 2003. Automotive results improved by $614 million due to improvement at GMNA, a strong recovery at GMLAAM, and record income at GMAP, more than offsetting increased losses at GME. Other Operations’ 2004 results include an after-tax charge of $886 million related to the February 2005 settlement reached between GM and Fiat S.p.A. (Fiat) to terminate the Master Agreement (including the Put Option) and settle various disputes between the two companies. GMAC earned a record $3.0 billion net income, with higher financing and insurance income more than offsetting lower mortgage income. In 2003, consolidated net income included a gain on the sale of discontinued operations of $1.2 billion and a loss from discontinued operations of $219 million related to Hughes Electronics Corporation (Hughes). See discussion at Discontinued Operations.
      Despite increased revenues, cost savings, and strong equity income in 2003 compared to 2002, continued automotive pricing pressures, higher pension and other postretirement employee benefit (OPEB) expenses in the U.S., and unfavorable foreign currency exchange resulted in GMA net income decreasing in 2003 compared to 2002. GMAC had record net income of $2.7 billion in 2003, compared to $1.9 billion in the prior year.
      2004 highlights included:

•	Record consolidated net sales and revenues;

•	Market share increases in three of four automotive regions;

•	Record net income at GMAC;

•	Record net income and market share at GMAP;

•	Profitability at GMLAAM;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Approximately 14% actual return on assets for U.S. pension plans;

•	$9 billion contributed to pre-fund U.S. OPEB liabilities; and

•	Termination of the Master Agreement (including the Put Option) with Fiat and settlement of related disputes included in 2004 financial results.

GM Automotive and Other Operations Financial Review

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Auto & Other:
Total net sales and revenues	$161,545	$155,831	$150,250
Income (loss) from continuing operations	$(145)	$137	$(65)
(Loss) from discontinued operations	—	(219)	(239)
Gain on sale of discontinued operations	—	1,179	—

Net income (loss)	$(145)	$1,097	$(304)

GMA net income (loss) by region:
GMNA	$1,409	$879	$2,943
GME	(925)	(466)	(1,044)
GMLAAM	60	(329)	(181)
GMAP	730	576	188

Net income (loss)	$1,274	$660	$1,906

Net margin	0.8%	0.4%	1.3%
GM global automotive market share	14.5%	14.6%	15.0%
Other:
(Loss) from continuing operations	$(1,419)	$(523)	$(1,971)
(Loss) from discontinued operations	—	(219)	(239)
Gain on sale of discontinued operations	—	1,179	—

Net income (loss)	$(1,419)	$437	$(2,210)

      The increase in 2004 total net sales and revenues, compared with 2003, was largely due to higher wholesale volumes at GMLAAM and GME and continued growth in GMAP, partially offset by lower GMNA revenue. The increase in 2003 total net sales and revenues, compared with 2002, was largely due to favorable product mix and a weaker U.S. dollar, partially offset by unfavorable pricing pressures in North America and Europe and lower wholesale volumes. GM’s global market share was 14.5% and 14.6% for the years 2004 and 2003, respectively. Market share gains were recognized for 2004 in three out of four automotive regions (see discussion below under each region) with GMNA posting a 0.7 percentage point decline, to 26.7%.
      GMA’s 2004 net income increased $614 million compared with 2003. GMNA’s income increased due to material cost savings and favorable tax items, partially offset by decreased production and negative mix. GMAP achieved record annual income, despite slower growth in the second half of the year, while GMLAAM reached annual profitability for the first year since 2000. GME’s loss for 2004 increased due to continued price pressure and unfavorable exchange. The decrease in GMA’s 2003 net income compared with 2002 was the result of lower wholesale volumes, continued pricing pressures in North America and Europe, increased pension and OPEB expense in the U.S., and unfavorable foreign exchange, partially offset by

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
continued strong product mix, material cost savings and strong equity results at GMAP. See discussion of Other Operations’ results below.

GM Automotive Regional Results

GM North America

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
GMNA:
Net income	$1,409	$879	$2,943
Net margin	1.2%	0.8%	2.5%
Wholesale volumes	(in thousands)
Cars	2,271	2,340	2,547
Trucks	3,193	3,267	3,174

Total GMNA	5,464	5,607	5,721

Vehicle unit sales
Industry — North America	20,275	19,841	20,135
GM as a percentage of industry	26.7%	27.4%	27.9%

Industry — U.S.	17,302	16,970	17,143
GM as a percentage of industry	27.2%	28.0%	28.3%
GM cars	24.9%	25.7%	25.4%
GM trucks	29.0%	30.0%	31.0%
      North American industry vehicle unit sales increased 2% to 20.3 million units during 2004. While the industry grew slightly, GMNA’s production declined approximately 4% to 5.2 million units and market share decreased by 0.7 percentage points. GMNA ended the year with a market share of 26.7% for 2004, compared to 27.4% for 2003.
      During 2004, industry vehicle unit sales in the United States increased to 17.3 million units, while GM’s U.S. market share decreased by 0.8 percentage points. GM ended the year with a U.S. market share of 27.2% for 2004, versus 28.0% for 2003. GM’s U.S. car market share declined by 0.8 percentage points to 24.9%, while U.S. truck market share for the year was 29.0%, down 1.0 percentage point. Truck sales represented 60% of GM’s total U.S. vehicle unit sales in 2004, up slightly from 59% in 2003.
      Net income from GMNA totaled $1.4 billion, $879 million, and $2.9 billion in 2004, 2003, and 2002, respectively. The effects of material and structural cost savings in 2004 were partially offset by lower volume and unfavorable product mix. Additionally, 2004 net income includes the effect of GM’s contribution of approximately 11 million shares of XM Satellite Radio Holdings Inc. (XM) common stock to GM’s Voluntary Employees’ Beneficiary Association (VEBA), which resulted in an after-tax gain to GMNA of $118 million. GMNA recognized tax benefits in 2004 of $540 million primarily as the result of U.S. and Mexico tax legislation and Canadian capital loss carryforwards, as well as a benefit related to the settlement of various prior year tax matters in the U.S. In addition, in the third quarter of 2004 GM completed its periodic review of products liability reserves, which comprehend all products liability exposure. This review resulted in an after-tax reduction to these reserves of approximately $250 million, in order to appropriately reflect the current level of exposure.
      In the fourth quarter of 2004, GM announced plans to close its assembly plant in Baltimore, Maryland, and to permanently lay off approximately 950 employees at GM’s assembly plant in Linden, New Jersey. In connection with these actions, GM recognized after-tax charges totaling $78 million in 2004 for impairment of

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
product-specific assets and facilities, and other associated costs. Continued payment of compensation and other benefits to laid-off employees at the Baltimore and Linden plants is estimated to be $6 million and $10 million per month, respectively, which is expected to decline as employees are redeployed, retire, or otherwise terminate their employment; accordingly, the total of such charges is not currently estimable. Exit and environmental costs totaling approximately $28 million after tax are expected to be recognized in the future as liabilities are incurred. In addition, GM incurred after-tax charges in 2004 of $118 million for impairments of other product-specific assets and facilities not related to these actions.
      The decrease in GMNA’s 2003 net income from 2002 was primarily due to unfavorable pricing, increased pension and OPEB expense in the U.S., and higher currency-exchange losses. During 2003, GMNA incurred charges of $448 million, after tax, related to the October 2003 contract with the United Auto Workers, which provided for lump-sum payments and vehicle discount vouchers for retirees. In addition, GMNA adjusted a previously established reserve for idled workers, primarily related to the Janesville, Wisconsin plant, resulting in $103 million of net income, after tax. Also, GMNA incurred various structural cost adjustments, asset impairment and other charges, favorable interest income from settlements of prior year tax matters, and income related to the market valuation of XM warrants. These items netted to approximately $90 million of income for the year.

GM Europe

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
GME net (loss)	$(925)	$(466)	$(1,044)
GME net margin	(3.0)%	(1.7)%	(4.4)%
Wholesale volumes	(In thousands)

Cars	1,620	1,563	1,545
Trucks	97	94	100

Total GME	1,717	1,657	1,645

Vehicle unit sales
Industry	20,606	19,537	19,340
GM as a percentage of industry	9.5%	9.3%	8.6%
GM market share — Germany	10.5%	10.4%	10.2%
GM market share — United Kingdom	13.9%	13.7%	12.7%
      Industry vehicle unit sales increased more than 5% in Europe during 2004, and GME increased its total market share to 9.5%, up 0.2 percentage points from 2003. In two of GM’s largest markets in Europe, GM continued to increase market share: market share was 10.5% in Germany, a 0.1 percentage point increase over 2003; and in the United Kingdom market share was 13.9%, an increase of 0.2 percentage points over 2003.
      Net loss from GME totaled $925 million, $466 million, and $1.0 billion, in 2004, 2003, and 2002, respectively. The increase in GME’s loss in 2004 over 2003 was primarily due to continued negative price and unfavorable exchange with respect to the weakening of the U.S dollar compared to the euro and Swedish krona, partially offset by favorable volume and mix, material cost savings and reduced structural costs. In addition, in 2004 GME’s net loss included an after-tax charge of $234 million for the impairment of various product-specific assets.
      The decrease in GME’s 2003 net loss from 2002 was primarily due to favorable product mix, and reduced material and structural costs. These favorable conditions were partially offset by unfavorable pricing and foreign currency translation as the euro and krona strengthened relative to the U.S. dollar during 2003. GME’s

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
net loss included a restructuring charge in 2003 of $218 million, after tax, related to an initiative to improve the competitiveness of GM’s automotive operations in Europe.
      On October 14, 2004, GM announced a major restructuring initiative for GME to reduce annual structural costs by 2006. The plan involves a reduction in workforce, largely in manufacturing and engineering operations in Germany, and the continued integration of design and engineering functions. In December 2004, GM reached agreement with various labor unions in Europe on a framework for the restructuring plan.

GM Latin America/ Africa/ Mid-East

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
GMLAAM net income (loss)	$60	$(329)	$(181)
GMLAAM net margin	0.7%	(6.1%)	(3.5%)
Wholesale volumes	(In thousands)

Cars	586	438	443
Trucks	183	123	197

Total GMLAAM	769	561	640

Vehicle unit sales
Industry	4,240	3,585	3,637
GM as a percentage of industry	17.4%	16.3%	17.0%
GM market share — Brazil	23.1%	23.3%	23.0%
      Improving economic conditions in Latin America resulted in significant industry growth in 2004, with the markets in Argentina and Venezuela doubling, and Brazil’s market growing more than 10% compared to 2003. In addition, the South Africa market grew more than 20% in 2004. GMLAAM capitalized on this industry growth and improved its regional market share by 1.1 percentage points to 17.4% in 2004 with a 26% increase in vehicle unit sales, to 737 thousand in 2004.
      Net income (loss) from GMLAAM totaled $60 million, $(329) million, and $(181) million in 2004, 2003, and 2002, respectively. 2004 was the first profitable year for GMLAAM since 2000. Favorable volume and mix and positive pricing, partially offset by increased material and structural costs, drove the improved results in 2004. The increase in the region’s 2003 net loss from 2002 was primarily due to continued economic weakness in the region as industry vehicle sales decreased 52 thousand units to 3.6 million for 2003. In 2003, GMLAAM incurred asset impairment charges and unfavorable exchange effects, which were partially offset by net price increases.
      Effective January 1, 2004, GM increased its ownership of Delta Motor Co. in South Africa to 100%, from 49% previously, moving from the equity method of accounting to full consolidation. The company is now known as General Motors South Africa.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
     GM Asia Pacific

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
GMAP net income	$730	$576	$188
GMAP net margin	10.5%	10.8%	4.2%
Wholesale volumes	(In thousands)

Cars	203	203	185
Trucks	88	70	220

Total GMAP	291	273	405

Vehicle unit sales
Industry	17,070	15,925	14,503
GM as a percentage of industry	5.2%	4.9%	3.4%
GM market share — Australia	19.4%	20.4%	22.6%
GM market share — China	9.3%	8.6%	4.2%
      Industry vehicle unit sales in the Asia Pacific region increased approximately 7.2% in 2004, to 17.1 million units, from 15.9 million units in 2003. This reflects slower growth in China than in previous years, where vehicle unit sales increased 16% to 5.3 million in 2004, from 4.6 million units in 2003. During 2003 industry vehicle unit sales in China increased 35% over 2002 levels. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company (GM-DAT) and China affiliates) in the Asia Pacific region more than 14% in the period, to 887 thousand units from 775 thousand in 2003. GMAP’s 2004 market share was 5.2%, compared to 4.9% in 2003. GMAP’s market share in China increased 0.7 percentage point to 9.3% in 2004, and China was GM’s second largest market for 2004.
      Net income from GMAP totaled $730 million, $576 million, and $188 million, in 2004, 2003, and 2002, respectively. The increase in GMAP’s 2004 net income over 2003 was due to improved results at equity investees in Japan and GM-DAT, as well as improved earnings at GM operations in Thailand and India, partially offset by reduced income at GM Holden. The increase in GMAP’s 2003 net income, compared with 2002, was primarily due to strong equity earnings from Shanghai General Motors Co., Ltd. and other equity investees, as well as increased earnings at Holden in Australia.
     Other Operations

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Other:
Total net sales and revenues	$410	$1,318	$895
(Loss) from continuing operations	$(1,419)	$(523)	$(1,971)
(Loss) from discontinued operations	—	(219)	(239)
Gain from sale of discontinued operations	—	1,179	—

Net (loss) income	$(1,419)	$437	$(2,210)

      Other Operations’ loss from continuing operations increased $896 million in 2004 compared to 2003, to $1.4 billion. Other Operations’ loss from continuing operations includes after-tax legacy costs of $402 million and $634 million for 2004 and 2003 respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      In 2002, GM evaluated the carrying value of its investment in Fiat Auto Holdings B.V. (FAH), resulting in a non-cash impairment charge of $2.2 billion ($1.4 billion, after-tax). The write-down decreased the carrying value of GM’s investment in FAH from $2.4 billion to $220 million with the remaining $220 million being attributable to the investment of FAH in certain joint ventures with GME. In December 2004, GM wrote off this remaining balance to Other Operations’ cost of sales, resulting in an after-tax charge of $136 million.
      On February 13, 2005 GM and Fiat reached a settlement agreement whereby GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets and other important rights with respect to diesel engine technology and know-how. The settlement agreement results in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share). Since the underlying events and disputes giving rise to GM’s and Fiat’s agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004. This charge was recorded in cost of sales and other expenses in Other Operations.
      In addition, the settlement agreement includes, among other things, the following actions or provisions:

•	The Fiat-GM Powertrain (FGP) joint venture company will be dissolved and GM will regain complete ownership of all GM assets originally contributed. During a transition period, FGP will continue to supply both companies so that their respective operations will not be disrupted;

•	GM will retain co-ownership with Fiat of the key powertrain intellectual property, including SDE and JTD diesel engines and the M20-32 six-speed manual transmission;

•	GM will hold a 50% interest in a joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine;

•	The companies will continue to supply each other with powertrains under long term contracts which provide considerable ongoing savings;

•	GM and Fiat will also continue to work together to develop certain car programs;

•	Fiat will participate in GM’s purchasing alliance program;
      GM and Fiat have exchanged broad releases of all claims and liabilities.
      Other Operations’ total net sales and revenues for 2003 include a pre-tax gain of approximately $814 million, or approximately $505 million after-tax related to the sale of GM’s Defense operations (light armored vehicle business) to General Dynamics Corporation. The sale generated net proceeds of approximately $1.1 billion in cash.
      Also, Other Operations’ 2003 results include charges of approximately $277 million related to the October 2003 contract with the UAW which provided for lump-sum payments and vehicle vouchers for Delphi retirees, as well as net interest expense of approximately $200 million related to 2003 debt issuances.
Discontinued Operations
      In December 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all the outstanding shares of GM Class H common stock. Simultaneously, GM sold its 19.8% economic interest in Hughes to The News Corporation Ltd. (News Corporation) in exchange for cash and News Corporation Preferred American Depositary Shares. These transactions are referred to as “the Hughes transactions.”
      As of the completion of the Hughes transactions on December 22, 2003, the results of operations, cash flows, and the assets and liabilities of Hughes were classified as discontinued operations for all periods through

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
such date presented in GM’s consolidated financial statements. The transactions resulted in an after-tax gain of approximately $1.2 billion classified as gain on sale of discontinued operations in GM’s consolidated statement of income for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements for further discussion.
     GMAC Financial Review
      GMAC’s net income was $3.0 billion, $2.7 billion, and $1.9 billion for 2004, 2003, and 2002 respectively.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Financing operations	$1,430	$1,391	$1,268
Mortgage operations	1,186	1,175	504
Insurance operations	352	162	94

Net income	$2,968	$2,728	$1,866

      Net income from financing operations totaled $1.4 billion, $1.4 billion, and $1.3 billion in 2004, 2003, and 2002, respectively. Results for 2004, compared to 2003, reflect improvement in earnings from international operations, lower credit loss provisions, improved vehicle remarketing results in North America and favorable tax items, largely offset by lower net interest margins. The increase in net income in 2003, compared with 2002, was primarily due to lower credit loss provisions and increased revenues from higher asset levels, which more than offset the unfavorable effect of lower net interest margins.
      Net income from mortgage operations totaled $1.2 billion, $1.2 billion, and $504 million in 2004, 2003, and 2002, respectively. In 2004 U.S. residential mortgage industry volumes declined by approximately 30% compared to 2003. However, despite the lower industry volumes, mortgage operations achieved market share gains, asset growth, improved mortgage servicing results and an increase in fee-based revenue in 2004 compared to 2003. The increase in net income in 2003, compared with 2002, was primarily due to higher production and securitization volumes in both the residential and commercial mortgage sectors as a result of historically low market interest rates. Net income from insurance operations totaled a record $352 million in 2004, and $162 million and $94 million in 2003 and 2002, respectively. The increase in 2004 net income was due to improved operating performance across the majority of product lines, combined with improved investment portfolio performance. The increase in net income in 2003, compared with 2002, primarily relates to increased underwriting volume and increased investment income resulting from reduced levels of impairments in 2003, as compared to 2002, related to the Insurance Group’s investment portfolio.
LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows Restatements and Reclassifications
      For 2004 GM restated its Consolidated Statements of Cash Flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions within GM’s Financing and Insurance Operations.
      For 2004 GM reclassified certain amounts between operating and investing activities in its Consolidated Statements of Cash Flows as a result of concerns raised by the staff of the SEC about the previous presentation. This reclassification primarily relates to the financing of wholesale receivables from dealers by GM’s Financing and Insurance Operations that result in no net cash receipts to GM on a consolidated basis when vehicles are sold. Because these receivables relate to the sale of GM’s inventory, changes in their balances are now considered operating cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows” (SFAS No. 95). This reclassification better reflects the

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions.
      These restatements and reclassifications did not affect the key measures of reported cash flow from operating or investing activities for Auto & Other as shown in the Supplemental Information to the Consolidated Statements of Cash Flows. GM’s operating cash flow measure, as reported using a management approach, is also unaffected by this change. See Note 1 to the Consolidated Financial Statements.
Automotive and Other Operations
      At December 31, 2004, cash, marketable securities, and $3.5 billion ($3.4 billion at December 31, 2003) of readily-available assets of the VEBA trust totaled $23.3 billion, compared with $26.9 billion at December 31, 2003. The decrease of approximately 13% from December 31, 2003 was primarily due to VEBA and salaried 401(h) cash contributions of $8.6 billion in 2004 by GM, offset by strong cash flow from operations and $1.5 billion in dividends from GMAC. Total assets in the VEBA trust and 401(h) account used to pre-fund part of GM’s other postretirement benefits liability approximated $20.0 billion at December 31, 2004, compared with $10.0 billion at December 31, 2003, an increase of 100%.
      Long-term debt was $30.5 billion at December 31, 2004, compared with $29.6 billion at December 31, 2003. The ratio of long-term debt to the total of long-term debt and GM’s net assets of Automotive and Other Operations was 85.7% at December 31, 2004, compared with 86.2% at December 31, 2003. The ratio of long-term debt and short-term loans payable to the total of this debt and GM’s net assets of Automotive and Other Operations was 86.5% at December 31, 2004, compared with 87.2% at December 31, 2003. The decrease in these ratios was due to the improved funding status of GM’s other postretirement benefits liabilities in the U.S.
      Net liquidity, calculated as cash, marketable securities, and $3.5 billion ($3.4 billion at December 31, 2003) of assets of the VEBA trust invested in liquid securities less the total of loans payable and long-term debt, was a negative $9.2 billion at December 31, 2004, compared with a negative $5.5 billion at December 31, 2003.
      In order to provide financial flexibility to GM and its suppliers, GM maintained a trade payables program through GECC under which GECC paid participating GM suppliers the amount due to them from GM in advance of their contractual original due dates. In exchange for the early payment, these suppliers would accept a discounted payment. On the original due date of the payables, GM would pay GECC the full amount. At December 31, 2004 and 2003, GM owed approximately $1.0 billion and $1.2 billion, respectively, to GECC under this program, which is classified as short-term debt in GM’s consolidated financial statements. In addition, GM had the right under the agreement to defer payment to GECC with respect to all or a portion of receivables which it had paid on behalf of GM. The permissible deferral periods ranged from 10 days to 40 days and would also be classified as short-term debt in GM’s financial statements. Deferred payments were subject to interest during the deferral period. In 2004, GM did not elect to defer payment on any such payables at any time during the year. The maximum amount permitted under both parts of the program was $2.0 billion. In 2004 GECC communicated to GM its intent to terminate the trade payables program by the end of 2005. Following the GECC communication, GM gave participating suppliers notice of the impending program termination, so those suppliers could develop alternative funding sources to replace the GECC program.
Financing and Insurance Operations
      GMAC’s consolidated assets totaled $324.2 billion at December 31, 2004, approximately a 12% increase from the $288.4 billion outstanding at December 31, 2003. The increase in total assets was primarily due to an increase in net finance receivables and loans, from $174.4 billion at December 31, 2003 to $199.7 billion at December 31, 2004. The increased use of securitizations structured as financing transactions (primarily in mortgage operations) combined with the continued use of GM sponsored incentive financing programs,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
resulted in an increase in consumer finance receivables and loans. Additional asset growth was the result of an increase in commercial loans and the balance of cash and cash equivalents.
      Consistent with the growth in assets, GMAC’s total debt increased to $267.8 billion at December 31, 2004, compared to $238.9 billion at December 31, 2003. GMAC’s 2004 year-end ratio of total debt to total stockholder’s equity was 12.0:1 compared to 11.7:1 at December 31, 2003. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $59.4 billion at December 31, 2004, provide “back-up” liquidity and represent additional funding sources, if required. In addition, GMAC has $59.3 billion in funding commitments (with $28.4 billion used) through a variety of committed facilities with third parties (including third party asset-backed commercial paper conduits) that GMAC’s Financing and Mortgage Operations may use as additional secured funding sources.
Off-Balance Sheet Arrangements
      GM and GMAC use off-balance sheet arrangements where the economics and sound business principles warrant their use. GM’s principal use of off-balance sheet arrangements occurs in connection with the securitization and sale of financial assets generated or acquired in the ordinary course of business by GMAC and its subsidiaries and, to a lesser extent, by GM. The assets securitized and sold by GMAC and its subsidiaries consist principally of mortgages, and wholesale and retail loans secured by vehicles sold through GM’s dealer network. The assets sold by GM consist principally of trade receivables.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      Assets in off-balance sheet entities were as follows (dollars in millions):

	December 31,

	2004	2003

Automotive and Other Operations
Assets leased under operating leases	$2,553	$2,411
Trade receivables sold(1)	1,210	755

Total	$3,763	$3,166

Financing and Insurance Operations
Receivables sold or securitized:
— Mortgage loans	$79,043	$80,798
— Retail finance receivables	5,615	9,548
— Wholesale finance receivables	21,291	21,142

Total	$105,949	$111,488

(1)	In addition, trade receivables sold to GMAC were $549 million as of December 31, 2004 and $586 million as of December 31, 2003.
Contractual Obligations and Other Long-Term Liabilities
      GM has the following minimum commitments under contractual obligations, including purchase obligations, as defined by the U.S. Securities and Exchange Commission. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding on GM and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on GM’s balance sheet under GAAP. Based on this definition, the tables below include only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      The following table provides aggregated information about Auto & Other outstanding contractual obligations and other long-term liabilities as of December 31, 2004.

	Payments Due by Period

				2010 and
	2005	2006-2007	2008-2009	After	Total

	(Dollars in millions)
Debt	$2,062	$814	$1,896	$27,715	$32,487
Capital lease obligations	113	221	487	545	1,366
Operating lease obligations	467	964	1,341	1,340	4,112
Contractual commitments for capital expenditures	676	137	—	—	813
Other contractual commitments:
Postretirement benefits(1)	3,373	7,201	—	—	10,574
Less: VEBA assets(2)	(3,373)	(7,201)	—	—	(10,574)

Net	—	—	—	—	—
Material	1,230	2,029	1,436	307	5,002
Information technology	324	287	27	—	638
Marketing	1,377	416	58	148	1,999
Facilities	273	262	174	477	1,186
Rental car repurchases	8,230	—	—	—	8,230
Policy, product warranty and recall campaigns liability	3,864	4,394	757	118	9,133

Total contractual commitments	$18,616	$9,524	$6,176	$30,650	$64,966

Remaining balance postretirement benefits	$804	$1,606	$9,670	$54,820	$66,900
Less: VEBA assets(2)	(804)	(1,606)	(7,032)	—	(9,442)

Net	$—	$—	$2,638	$54,820	$57,458

(1)	Amounts include postretirement benefits under the current contractual labor agreements in North America. The remainder of the estimated liability, for benefits beyond the current labor agreement and for essentially all salaried employees, is classified under remaining balance of postretirement benefits.

(2)	Total VEBA assets were allocated based on projected spending requirements. Amount includes $4.0 billion VEBA asset contribution made in December 2004.
      The combined U.S. hourly and salaried pension plans were $3.0 billion overfunded at year-end 2004. As a result, and under normal conditions, GM does not expect to make any contribution to its U.S. hourly and salaried pension plans for the foreseeable future.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      The following table provides aggregated information about FIO outstanding contractual obligations and other long-term liabilities as of December 31, 2004.

	Payments Due by Period

				2010 and
	2005	2006-2007	2008-2009	After	Total

	(Dollars in millions)
Debt	$92,321	$63,140	$21,031	$91,820	$268,312
Operating lease obligations	195	288	156	147	786
Mortgage purchase and sale commitments	23,061	2,376	186	65	25,688
Lending commitments	16,468	2,974	999	4,501	24,942
Commitments to remit excess cash flows on certain loan portfolios	—	—	—	4,335	4,335
Commitments to sell retail automotive receivables	2,000	—	—	—	2,000
Commitments to provide capital to equity method investees	11	4	101	227	343
Purchase obligations	__203	__94	21	1	319

Total contractual commitments	$134,259	$68,876	$22,494	$101,096	$326,725

BOOK VALUE PER SHARE
      Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock increased to $48.41 at December 31, 2004, from $44.31 at December 31, 2003.
EMPLOYMENT AND PAYROLLS

	2004	2003	2002

	(In thousands)
Worldwide employment at December 31,
GMNA	181	190	198
GME	61	62	66
GMLAAM	29	23	24
GMAP	15	14	11
GMAC	34	32	32
Other	4	5	7

Total employees	324	326	338

Worldwide payrolls (in billions)	$21.5	$20.9	$20.4
U.S. hourly payrolls (in billions)(1)	$8.7	$8.9	$9.1
Average labor cost per active hour worked U.S. hourly(2)	$73.73	$78.39	$62.78

(1)	Includes employees “at work” (excludes laid-off employees receiving benefits).

(2)	Includes U.S. hourly wages and benefits divided by the number of hours worked.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CRITICAL ACCOUNTING ESTIMATES
      Accounting policies are integral to understanding this MD&A. The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM’s accounting policies are described in Note 1 to the Consolidated Financial Statements. Critical accounting estimates are described in this section. An accounting estimate is considered critical if: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate that would have a material impact on the Corporation’s financial condition or results of operations are reasonably likely to occur from period to period. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of these critical accounting estimates with the Audit Committee of GM’s Board of Directors, and the Audit Committee has reviewed the Corporation’s disclosures relating to these estimates.

Sales Allowances
      At the latter of the time of sale or the time an incentive is announced to dealers (applies to vehicles sold by GM and in dealer inventory), GM records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. Some factors used in estimating the cost of incentives include the volume of vehicles that will be affected by the incentive programs offered by product and the rate of customer acceptance of any incentive program. If the actual number of vehicles affected differs from this estimate, or if a different mix of incentives is actually paid, the sales allowances could be affected.

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

Pension and Other Postretirement Employee Benefits (OPEB)
      Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on plan assets, mortality rates, and other factors. In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect GM’s pension and other postretirement obligations and future expense.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

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

Allowance for Credit Losses
      The allowance for credit losses is management’s estimate of incurred losses in GMAC’s consumer and commercial finance receivable and loan portfolios held for investment. Management periodically performs detailed reviews of these portfolios to determine if impairment has occurred and to assess the estimated realizable value of collateral where applicable and the adequacy of the allowance for credit losses, based on historical and current trends and other factors affecting credit quality losses. Determination of the allowance for credit losses requires management to exercise significant judgment about the timing, frequency, and severity of credit losses, which could materially affect the provision for credit losses and therefore, net income.

Investments in Operating Leases
      GMAC’s investments in its leasing portfolio represent an estimate of the realizable values of the assets which is based on the residual value established at contract inception. GMAC establishes residual values at contract inception by using independently published residual value guides. Management reviews residual values periodically to determine that recorded amounts are appropriate and the operating lease assets have not been impaired. GMAC actively manages the remarketing of off-lease vehicles to maximize the realization of their value. Changes in the value of the residuals or other external factors impacting GMAC’s future ability to market the vehicles under prevailing market conditions may impact the realization of residual values.

Mortgage Servicing Rights
      The Corporation capitalizes mortgage servicing rights associated with loans sold with servicing retained and servicing rights acquired through bulk and flow purchase transactions. The Corporation capitalizes the cost of originated mortgage servicing rights based upon the relative fair market value of the underlying mortgage loans and mortgage servicing rights at the time of sale of the underlying mortgage loan. The Corporation capitalizes purchased mortgage servicing rights at cost, an amount not exceeding the estimated fair market value of those purchased or assumed mortgage servicing rights. The carrying value of mortgage servicing rights is dependent upon whether the asset is hedged or not. Mortgage servicing rights that receive hedge accounting treatment, as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” are carried at fair value. Changes in fair value are recognized in current period earnings, generally offset by changes in the fair value of the underlying derivative, if the changes in the value of the asset and derivative are highly correlated. The majority of mortgage servicing rights are hedged as part of the Corporation’s risk management program. Mortgage servicing rights that do not receive hedge accounting treatment are carried at lower of cost or fair value.

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
      As with other companies that have used asbestos, there has been an increase in the number of claims against GM related to allegations concerning the use of asbestos-containing friction products in recent years. A growing number of auto mechanics are filing suit seeking recovery based on their alleged exposure to the small amount of asbestos used in brake components. These claims almost always identify numerous other potential sources for the claimant’s alleged exposure to asbestos which do not involve GM or even asbestos-containing friction products and many of these other potential sources would place users at much greater risk. The vast majority of these claimants do not have an asbestos-related illness and may never develop one. This is consistent with the experience reported by other automotive manufacturers and other end users of asbestos.
      Two other types of claims related to alleged asbestos exposure are being asserted against GM, representing a significantly lower exposure than the automotive friction product claims. Like other locomotive manufacturers, GM used a limited amount of asbestos in locomotive brakes and in the insulation used in the manufacturing of some locomotives. These uses have been the basis of lawsuits being filed against GM by railroad workers seeking relief based on their alleged exposure to asbestos. These claims almost always identify numerous other potential sources for the claimant’s alleged exposure to asbestos, which do not involve GM or even locomotives. Many of these claimants do not have an asbestos-related illness and may never develop one. In addition, like many other manufacturers, a relatively small number of claims are brought by contractors who are seeking recovery based on alleged exposure to asbestos-containing products while working on premises owned by GM. These claims almost always identify numerous other potential sources for the claimant’s alleged exposure to asbestos which do not involve GM. The vast majority of these claimants do not have an asbestos-related illness and may never develop one.
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
      GM’s annual expenditures associated with the resolution of these claims decreased last year after increasing in nonmaterial amounts in recent years, but the amount expended in any year is highly dependent on the number of claims filed, the amount of pretrial proceedings conducted, and the number of trials and settlements which occur during the period. It is management’s belief, based upon consultation with legal counsel, that the claims will not result in a material adverse effect upon the financial condition or results of operations of GM.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS
      In this report, in reports subsequently filed by GM with the SEC on Form 10-Q and filed or furnished on Form 8-K, and in related comments by management of GM, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements. All statements in subsequent reports which GM may file with the SEC on Form 10-Q and filed or furnished on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable when made, these statements are not guarantees of any events or financial results, and GM’s actual results may differ materially due to numerous important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	The ability of GM to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions;

•	Market acceptance of the Corporation’s new products;

•	Significant changes in the competitive environment and the effect of competition in the Corporation’s markets, including on the Corporation’s pricing policies;

•	Our ability to maintain adequate liquidity and financing sources and an appropriate level of debt;

•	Restrictions on GMAC’s and ResCap’s ability to pay dividends and prepay subordinated debt obligations to us;

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC;

•	Changes in our accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the range of estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to GM, negotiations with respect to GM’s obligations under the pension benefit guarantees to Delphi employees, and GM’s ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at GM or its key suppliers such as Delphi or financial difficulties at GM’s key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	The effect of a potential sale or other extraordinary transaction involving GMAC on the results of GM’s and GMAC’s operations and liquidity;

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

•	Other factors affecting financing and insurance operating segments’ results of operations and financial condition such as credit ratings, adequate access to the market, changes in the residual value of off-lease vehicles, changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate, and changes in our contractual servicing rights;

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.
      In addition, GMAC’s actual results may differ materially due to numerous important factors that are described in GMAC’s most recent report on SEC Form 10-K, which may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:

•	The ability of GM to complete a transaction regarding a controlling interest in GMAC while maintaining a significant stake in GMAC, securing separate credit ratings and low cost funding to sustain growth for GMAC and ResCap, and maintaining the mutually beneficial relationship between GMAC and GM;

•	Significant changes in the competitive environment and the effect of competition in the Corporation’s markets, including on the Corporation’s pricing policies;

•	Our ability to maintain adequate financing sources;

•	Our ability to maintain an appropriate level of debt;

•	The profitability and financial condition of GM, including changes in production or sales of GM vehicles, risks based on GM’s contingent benefit guarantees and the possibility of labor strikes or work stoppages at GM or at key suppliers such as Delphi;

•	Funding obligations under GM and its subsidiaries’ qualified U.S. defined benefits pension plans;

•	Restrictions on ResCap’s ability to pay dividends and prepay subordinated debt obligations to us;

•	Changes in the residual value of off-lease vehicles;

•	Changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate;

•	Changes in our contractual servicing rights;

•	Costs and risks associated with litigation;

•	Changes in our accounting assumptions that may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings;

•	Changes in the credit ratings of GMAC or GM;

•	The threat of natural calamities;

•	Changes in economic conditions, currency exchange rates or political stability in the markets in which we operate; and

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations.
      Investors are cautioned not to place undue reliance on forward-looking statements. GM undertakes no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or other such factors that affect the subject of these statements, except where expressly required by law.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
      The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
      GM’s management, with the participation of its chief executive officer and its then chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of December 31, 2004. Based on that evaluation, GM’s chief executive officer and then chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. These controls have been reevaluated and GM’s management, led by its chief executive officer and its current chief financial officer, concluded that GM’s disclosure controls and procedures were not operating effectively at the reasonable assurance level on December 31, 2004.
      As described in Note 1 to the Consolidated Financial Statements, GM has restated its financial statements for all periods presented in this filing. In order to analyze the disclosure controls and procedures and internal controls and procedures associated with the adjustments underlying the restatements, GM management evaluated (1) each adjustment as to whether it was caused by an internal control deficiency and (2) the effectiveness of actions that had been taken to remediate identified control deficiencies.
      Among other matters, management’s assessment identified the following material weakness and significant deficiencies:

(A)	A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our consolidated statements of cash flows, which resulted in misstatements therein. Cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original description as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Statements of Cash Flows.
GM management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of our consolidated statement of cash flows. Management will monitor, evaluate and test the operating effectiveness of these controls.

(B)	During the fourth quarter of 2004, GM management became aware that issues relating to credits received from suppliers were surfacing in the automotive industry. As a result, GM management conducted an internal review of our accounting for rebates and lump sum retroactive price adjustments received from suppliers (supplier credits) during 2004. GM management concluded that certain supplier credits received and recorded as reductions of cost of sales in 2004 should have been deferred and recognized in future periods, but such amounts were immaterial to our 2004 financial statements. Given that result, GM management also concluded at that time that the review need not be expanded to prior years. As of December 31, 2004, GM management concluded there was a significant deficiency in internal controls related to the accounting for supplier credits. GM management then initiated a series of actions aimed at improving internal controls in this area.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

In April 2005, the Corporation received an SEC subpoena requesting documents relating to rebates or other lump sum retroactive price adjustments that GM had received from Delphi. In the process of responding to that subpoena, GM management found documentation from 2001 of payments that GM received from certain suppliers, including Delphi. As a result, GM management decided to expand the study of supplier credits to include the years 2000-2005. Our review concluded with the restatement discussed in Note 1 to the Consolidated Financial Statements and Item 6 — Selected Financial Data.

In evaluating the internal control considerations related to supplier credits, GM management believes that a material weakness in internal controls in the accounting for supplier credits existed in 2001. In early 2002, changes were made within the purchasing processes that had the effect of remediating this material weakness to a significant deficiency, which was then fully remediated in 2005 following the supplier credit study of 2004.

As a result of the 2004 supplier credit review, GM developed new accounting policies and procedures such that a supplier credit may be recognized as a reduction of cost of sales when received only when all of the following criteria are met:

(1)	The credit relates to purchases made by or services provided to GM prior to the date of the credit.

(2)	The credit is pursuant to the terms and conditions of (i) a previously-existing purchase order or contract or (ii) a pre-existing agreement between GM and the supplier to achieve cost reductions.

(3)	The credit is not issued in exchange for or linked in any way to any commitment by GM for future performance. Examples of commitments for future GM performance include:

(a)	An agreement by GM to award future business to the supplier

(b)	An agreement by GM to extend a contract

(c)	GM giving up rights to which it would otherwise be entitled

(d)	An advance of future contractual price adjustments that are to be paid back in a subsequent time period

(4)	There is no agreement or understanding that could require GM to refund or reverse the credit.

The new accounting policy also provides that, if the above criteria are not met, the supplier credit should be recognized in income during the period(s) of benefit to the supplier/ GM, or the periods over which GM provides a commitment to the supplier.

In addition, GM management implemented additional control procedures related to the accounting for supplier credits, including:

(a)	Formal training for purchasing personnel with respect to business processes applicable to the receipt of supplier credits.

(b)	Establishment of formal approval levels for supplier credit transactions.

(c)	Standard communication protocols to reinforce GM’s policies with suppliers.

(C)	During 2005, GM management identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was identified as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. GM management is in the process of remediating this significant deficiency by implementing a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
      These matters impacted the consolidated financial statements for the years ended December 31, 2004, 2003, and 2002, and we have restated our consolidated financial statements for these periods within this Form 10-K/A. Management has also restated the consolidated financial statements for periods ended March 31, June 30, and September 30, 2005 and 2004, respectively, in amendments to the Forms 10-Q for the quarterly periods, and has included disclosure about these interim period restatements and 2003 quarterly periods ended March 31, June 30, and September 30, 2003, in the Supplemental Financial Data section of this Form 10-K/A.
      Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING (RESTATED)
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
      The Corporation’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.
      A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.
      A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our consolidated statements of cash flows, which resulted in misstatements therein. Cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original description as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows — Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the Statements of Cash Flows.
      Management assessed our internal control over financial reporting as of December 31, 2004, the end of our fiscal year. Management based its assessment on criteria established in the Internal Control / Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      In our report dated March 14, 2005, management concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Based on our revised assessment, and because of the material weakness described above, management subsequently revised its assessment and has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.
      Our independent registered public accounting firm, Deloitte & Touche LLP, audited management’s assessment of internal control over financial reporting and has issued an attestation report on management’s assessment, included in Part II, Item 8 of this annual report on Form 10-K/A.

/s/ G. RICHARD WAGONER, JR.	/s/ FREDERICK A. HENDERSON

G. Richard Wagoner, Jr.	Frederick A. Henderson
Chairman and Chief Executive Officer	Chief Financial Officer
March 28, 2006	March 28, 2006

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS
      Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within General Motors have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
General Motors Corporation, its Directors, and Stockholders:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Restated), that General Motors Corporation and subsidiaries (the Corporation) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our report dated March 14, 2005, we expressed an unqualified opinion on management’s assessment that the Corporation maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Corporation subsequently identified material misstatements in its 2004 annual financial statements and 2004 interim financial statements, which caused such financial statements to be restated in March 2006. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the March 2006 financial statement restatements. Accordingly, our opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our initial report dated March 14, 2005.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management’s assessment regarding the fact that management did not design and maintain adequate controls over the preparation, review, presentation and disclosure of amounts included in the consolidated statements of cash flows, which resulted in misstatements therein. This material weakness has caused the restatement of the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 and for the three, six and nine month periods included in the quarterly reports on Form 10-Q for the periods ended March 31, June 30, and September 30, 2004. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 (as restated) and this report does not affect our report on such restated financial statements.
In our opinion, management’s revised assessment that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity of the Corporation as of and for the year ended December 31, 2004. Our audit also included the Supplemental Information to the Consolidated Balance Sheet and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules) as of and for the year ended December 31, 2004. Our report dated March 14, 2005 (March 28, 2006 as to the effects of the restatement discussed in Note 1) expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the restatement described in Note 1 to the financial statements.
/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Detroit, Michigan
March 14, 2005 (March 28, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated))

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
General Motors Corporation, its Directors, and Stockholders:
We have audited the accompanying Consolidated Balance Sheets of General Motors Corporation and subsidiaries (the Corporation) as of December 31, 2004 and 2003, and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity for each of the three years in the period ended December 31, 2004 (collectively, the financial statements). Our audits also included the Supplemental Information to the Consolidated Balance Sheets and Consolidated Statements of Income and Cash Flows and the financial statement schedule listed at Item 15 (collectively, the financial statement schedules). These financial statements and financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of General Motors Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the financial statements, the accompanying financial statements have been restated.
As discussed in Note 1 to the financial statements, the Corporation: (1) effective July 1, 2003, began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and (2) effective January 1, 2003, began expensing the fair market value of newly granted stock options and other stock-based compensation awards issued to employees to conform to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 (March 28, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (Restated)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting and an adverse opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Detroit, Michigan
March 14, 2005 (March 28, 2006 as to the effects of the restatement discussed in Note 1)

ITEM 8.
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	As Restated, See Note 1
	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions except
	per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues (Notes 1 and 23)	$193,517	$185,837	$177,867

Cost of sales and other expenses	159,957	152,419	147,420
Selling, general, and administrative expenses	20,394	20,957	20,834
Interest expense (Note 15)	11,980	9,464	7,503

Total costs and expenses	192,331	182,840	175,757

Income from continuing operations before income taxes, equity income and minority interests	1,186	2,997	2,110
Income tax (benefit) expense (Note 10)	(916)	710	578
Equity income (loss) and minority interests	702	612	281

Income from continuing operations	2,804	2,899	1,813
(Loss) from discontinued operations (Note 2)	—	(219)	(239)
Gain on sale of discontinued operations	—	1,179	—

Net income	2,804	3,859	1,574
Dividends on preference stocks	—	—	(46)

Earnings attributable to common stocks (Note 19)	$2,804	$3,859	$1,528

Basic earnings (loss) per share attributable to common stocks
$1 2/3 par value
Continuing operations	$4.97	$5.17	$3.24
Discontinued operations	$—	$2.14	$(0.16)

Earnings per share attributable to $1 2/3 par value	$4.97	$7.31	$3.08

Losses per share from discontinued operations attributable to Class H	$—	$(0.22)	$(0.21)

Earnings (loss) per share attributable to common stocks assuming dilution
$1 2/3 par value
Continuing operations	$4.94	$5.09	$3.23
Discontinued operations	$—	$2.11	$(0.16)

Earnings per share attributable to $1 2/3 par value	$4.94	$7.20	$3.07

Losses per share from discontinued operations attributable to Class H	$—	$(0.22)	$(0.21)

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME

	As Restated, See Note 1
	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues (Notes 1 and 23)	$161,545	$155,831	$150,250

Cost of sales and other expenses	150,224	143,408	138,558
Selling, general, and administrative expenses	11,863	11,737	11,680

Total costs and expenses	162,087	155,145	150,238
Interest expense (Note 15)	2,480	1,780	479
Net expense from transactions with Financing and Insurance Operations (Note 1)	273	297	327

(Loss) from continuing operations before income taxes, equity income, and minority interests	(3,295)	(1,391)	(794)
Income tax (benefit) (Note 10)	(2,440)	(854)	(381)
Equity income (loss) and minority interests	710	674	348

Income (loss) from continuing operations	(145)	137	(65)
(Loss) from discontinued operations (Note 2)	—	(219)	(239)
Gain on sale of discontinued operations	—	1,179	—

Net income (loss) — Automotive and Other Operations	$(145)	$1,097	$(304)

FINANCING AND INSURANCE OPERATIONS
Total revenues	$31,972	$30,006	$27,617

Interest expense (Note 15)	9,500	7,684	7,024
Depreciation and amortization expense (Note 11)	5,523	5,567	5,245
Operating and other expenses	8,426	8,705	8,586
Provisions for financing and insurance losses (Note 1)	4,315	3,959	4,185

Total costs and expenses	27,764	25,915	25,040

Net income from transactions with Automotive and Other Operations (Note 1)	(273)	(297)	(327)

Income before income taxes, equity income and minority interests	4,481	4,388	2,904
Income tax expense (Note 10)	1,524	1,564	959
Equity income (loss) and minority interests	(8)	(62)	(67)

Net income — Financing and Insurance Operations	$2,949	$2,762	$1,878

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As Restated, See Note 1
	December 31,

	2004	2003

	(Dollars in millions)
ASSETS
Cash and cash equivalents (Note 1)	$35,993	$32,554
Other marketable securities (Note 5)	21,737	22,215

Total cash and marketable securities	57,730	54,769
Finance receivables — net (Note 7)	199,600	174,769
Loans held for sale	19,934	19,609
Accounts and notes receivable (less allowances)	21,236	20,532
Inventories (less allowances) (Note 8)	12,247	11,602
Deferred income taxes (Note 10)	26,559	27,502
Net equipment on operating leases (less accumulated depreciation) (Note 9)	34,214	32,751
Equity in net assets of nonconsolidated affiliates	6,776	6,032
Property — net (Note 11)	39,020	37,972
Intangible assets — net (Notes 1 and 12)	4,925	4,760
Other assets (Note 13)	57,680	58,521

Total assets	$479,921	$448,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable (principally trade)	$28,830	$25,422
Notes and loans payable (Note 15)	300,279	271,756
Postretirement benefits other than pensions (Note 16)	28,182	36,373
Pensions (Note 16)	9,455	8,024
Deferred income taxes (Notes 10 and 14)	7,078	7,508
Accrued expenses and other liabilities (Note 14)	78,340	74,526

Total liabilities	452,164	423,609
Minority interests	397	307
Stockholders’ equity (Note 18)
$1 2/3 par value common stock (outstanding, 565,132,021 and 561,997,725 shares)	942	937
Capital surplus (principally additional paid-in capital)	15,241	15,185
Retained earnings	14,062	12,387

Subtotal	30,245	28,509
Accumulated foreign currency translation adjustments	(1,194)	(1,815)
Net unrealized gains on derivatives	589	51
Net unrealized gains on securities	751	618
Minimum pension liability adjustment	(3,031)	(2,460)

Accumulated other comprehensive loss	(2,885)	(3,606)

Total stockholders’ equity	27,360	24,903

Total liabilities and stockholders’ equity	$479,921	$448,819

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

	As Restated, See Note 1
	December 31,

	2004	2003
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
	(Dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents (Note 1)	$13,148	$14,424
Marketable securities (Note 5)	6,655	9,067

Total cash and marketable securities	19,803	23,491
Accounts and notes receivable (less allowances)	6,713	5,380
Inventories (less allowances) (Note 8)	11,717	10,960
Net equipment on operating leases (less accumulated depreciation)(Note 9)	6,488	7,173
Deferred income taxes and other current assets (Note 10)	10,794	10,851

Total current assets	55,515	57,855
Equity in net assets of nonconsolidated affiliates	6,776	6,032
Property — net (Note 11)	37,170	36,071
Intangible assets — net (Notes 1 and 12)	1,599	1,479
Deferred income taxes (Note 10)	17,639	18,211
Other assets (Note 13)	40,844	42,262

Total Automotive and Other Operations assets	159,543	161,910
Financing and Insurance Operations
Cash and cash equivalents (Note 1)	22,845	18,130
Investments in securities (Note 5)	15,082	13,148
Finance receivables — net (Note 7)	199,600	174,769
Loans held for sale	19,934	19,609
Net equipment on operating leases (less accumulated depreciation)(Note 9)	27,726	25,578
Other assets (Note 13)	35,191	35,675
Net receivable from Automotive and Other Operations (Note 1)	2,426	1,492

Total Financing and Insurance Operations assets	322,804	288,401

Total assets	$482,347	$450,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$24,257	$21,542
Loans payable (Note 15)	2,062	2,813
Accrued expenses (Note 14)	46,202	45,317
Net payable to Financing and Insurance Operations (Note 1)	2,426	1,492

Total current liabilities	74,947	71,164
Long-term debt (Note 15)	30,460	29,593
Postretirement benefits other than pensions (Note 16)	23,477	32,366
Pensions (Note 16)	9,371	7,952
Other liabilities and deferred income taxes (Notes 10 and 14)	16,206	16,090

Total Automotive and Other Operations liabilities	154,461	157,165
Financing and Insurance Operations
Accounts payable	4,573	3,880
Debt (Note 15)	267,757	239,350
Other liabilities and deferred income taxes (Note 10 and 14)	27,799	24,706

Total Financing and Insurance Operations liabilities	300,129	267,936

Total liabilities	454,590	425,101
Minority interests	397	307
Total stockholders’ equity	27,360	24,903

Total liabilities and stockholders’ equity	$482,347	$450,311

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated, See Note 1 for the
	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Cash flows from continuing operating activities
Income from continuing operations	$2,804	$2,899	$1,813
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	14,152	13,513	11,569
Mortgages: servicing rights and premium amortization	1,675	1,797	4,081
Provision for financing losses	1,944	1,721	2,153
Net gains on sale of finance receivables	(1,312)	(2,462)	(1,865)
Other postretirement employee benefit (OPEB) expense	4,558	4,650	4,138
OPEB payments	(3,974)	(3,536)	(3,334)
VEBA/ 401(h) contributions	(8,618)	(3,000)	(1,000)
Pension expense	2,456	3,412	1,780
Pension contributions	(919)	(18,168)	(5,156)
Retiree lump sum and vehicle voucher expense, net of payments	(329)	923	(254)
Net change in mortgage loans	(2,312)	(4,124)	(6,200)
Net change in mortgage securities	614	233	(655)
Change in other investments and miscellaneous assets	83	409	1,984
Change in other operating assets and liabilities (Note 1)	(1,644)	(2,358)	(3,329)
Other	178	915	2,245

Net cash provided by (used in) continuing operating activities (Note 1)	$9,356	$(3,176)	$7,970

Cash flows from continuing investing activities
Expenditures for property	(7,753)	(7,091)	(6,871)
Investments in marketable securities — acquisitions	(15,278)	(28,660)	(39,386)
Investments in marketable securities — liquidations	15,911	24,253	35,688
Net change in mortgage servicing rights	(326)	(513)	(458)
Increase in finance receivables	(38,673)	(56,119)	(49,390)
Proceeds from sale of finance receivables	23,385	22,182	30,013
Proceeds from sale of business units	—	4,148	—
Dividends received from discontinued operations	—	275	—
Operating leases — acquisitions	(14,324)	(11,032)	(16,070)
Operating leases — liquidations	7,696	9,604	13,504
Investments in companies, net of cash acquired (Note 1)	(60)	(201)	(870)
Other	1,359	(1,287)	828

Net cash used in continuing investing activities (Note 1)	(28,063)	(44,441)	(33,012)

Cash flows from continuing financing activities
Net increase in loans payable	2,192	235	770
Long-term debt — borrowings	73,511	97,391	51,411
Long-term debt — repayments	(57,822)	(38,962)	(24,365)
Repurchases of common and preference stocks	—	—	(97)
Proceeds from issuing common stocks	—	—	62
Proceeds from sales of treasury stocks	—	60	19
Cash dividends paid to stockholders	(1,129)	(1,121)	(1,121)
Other	4,723	1,319	333

Net cash provided by continuing financing activities	21,475	58,922	27,012

Effect of exchange rate changes on cash and cash equivalents	671	929	495

Net increase in cash and cash equivalents	3,439	12,234	2,465
Cash and cash equivalents at beginning of the year	32,554	20,320	17,855

Cash and cash equivalents at end of the year	$35,993	$32,554	$20,320

Net cash provided by operating activities of discontinued operations	$—	$846	$412
Net cash used in investing activities of discontinued operations	—	(629)	(387)
Net cash provided by financing activities of discontinued operations	—	918	356

Net increase in cash and cash equivalents of discontinued operations	—	1,135	381
Cash retained by discontinued operations upon disposal		(2,216)	—
Cash reclassified as Assets of Discontinued Operations at beginning of the year	—	1,081	700

Cash reclassified as Assets of Discontinued Operations at end of the year	$—	$—	$1,081

Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Restated, See Note 1 for the Years Ended December 31,

	2004		2003		2002

	Automotive	Financing	Automotive	Financing	Automotive	Financing
	and Other	and	and Other	and	and Other	and
	Operations	Insurance	Operations	Insurance	Operations	Insurance

	(Dollars in millions)
Cash flows from continuing operating activities
Income (loss) from continuing operations	$(145)	$2,949	$137	$2,762	$(65)	$1,878
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	8,629	5,523	7,946	5,567	6,324	5,245
Mortgages: servicing rights and premium amortization	—	1,675	—	1,797	—	4,081
Provision for financing losses	—	1,944	—	1,721	—	2,153
Net gains on sale of finance receivables	—	(1,312)	—	(2,462)	—	(1,865)
Postretirement benefits other than pensions, net of payments and VEBA contributions	(8,048)	14	(1,906)	20	(211)	15
Pension expense, net of contributions	1,174	34	(13,869)	36	(3,639)	9
Net change in mortgage loans	—	(2,312)	—	(4,124)	—	(6,200)
Net change in mortgage securities	—	614	—	233	—	(655)
Change in other investments and miscellaneous assets	(22)	105	(207)	616	2,134	(150)
Change in other operating assets and liabilities (Note 1)	(268)	(1,376)	2,921	(5,279)	3,866	(7,195)
Other	(102)	280	(348)	1,263	(398)	2,643

Net cash provided by (used in) continuing operating activities	$1,218	$8,138	$(5,326)	$2,150	$8,011	$(41)

Cash flows from continuing investing activities
Expenditures for property	(7,284)	(469)	(6,616)	(475)	(6,414)	(457)
Investments in marketable securities — acquisitions	(2,209)	(13,069)	(13,138)	(15,522)	(2,228)	(37,158)
Investments in marketable securities — liquidations	4,609	11,302	7,109	17,144	873	34,815
Net change in mortgage servicing rights	—	(326)	—	(513)	—	(458)
Increase in finance receivables	—	(38,673)	—	(56,119)	—	(49,390)
Proceeds from sales of finance receivables	—	23,385	—	22,182	—	30,013
Proceeds from sale of business units	—	—	4,148	—	—	—
Dividends received from discontinued operations	—	—	275	—	—	—
Operating leases — acquisitions	—	(14,324)	—	(11,032)	—	(16,070)
Operating leases — liquidations	—	7,696	—	9,604	—	13,504
Investments in companies, net of cash acquired (Note 1)	(48)	(12)	(57)	(144)	(688)	(182)
Net investing activity with Financing and Insurance Operations	1,500	—	1,000	—	400	—
Other	882	477	332	(1,619)	1,513	(685)

Net cash used in continuing investing activities	(2,550)	(24,013)	(6,947)	(36,494)	(6,544)	(26,068)

Cash flows from continuing financing activities
Net (decrease) increase in loans payable	(803)	2,995	(234)	469	(335)	1,105
Long-term debt — borrowings	758	72,753	14,785	82,606	4,562	46,849
Long-term debt — repayments	(79)	(57,743)	(19)	(38,943)	(145)	(24,220)
Net financing activity with Automotive and Other Operations	—	(1,500)	—	(1,000)	—	(400)
Repurchases of common and preference stocks	—	—	—	—	(97)	—
Proceeds from issuing common stocks	—	—	—	—	62	—
Proceeds from sales of treasury stocks	—	—	60	—	19	—
Cash dividends paid to stockholders	(1,129)	—	(1,121)	—	(1,121)	—
Other	—	4,723	—	1,319	—	333

Net cash provided by (used in) continuing financing activities	(1,253)	21,228	13,471	44,451	2,945	23,667

Effect of exchange rate changes on cash and cash equivalents	375	296	661	268	485	10
Net transactions with Automotive/ Financing Operations	934	(934)	403	(403)	(467)	467

Net increase (decrease) in cash and cash equivalents	(1,276)	4,715	2,262	9,972	4,430	(1,965)
Cash and cash equivalents at beginning of the year	14,424	18,130	12,162	8,158	7,732	10,123

Cash and cash equivalents at end of the year	$13,148	$22,845	$14,424	$18,130	$12,162	$8,158

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations. Classification of cash flows for Financing and Insurance Operations is consistent with presentation in GM’s Consolidated Statement of Cash Flows. See Note 1.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003, and 2002
As restated, see Note 1

					Accumulated
	Total		Comprehensive		Other	Total
	Capital	Capital	Income	Retained	Comprehensive	Stockholders’
	Stock	Surplus	(Loss)	Earnings	Loss	Equity

	(Dollars in millions)
Balance at January 1, 2002	$1,020	$21,519		$9,223	$(12,295)	$19,467
Shares reacquired	—	(2,086)		—	—	(2,086)
Shares issued	12	2,150		—	—	2,162
Comprehensive income:
Net income	—	—	$1,574	1,574	—	1,574

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	135	—	—	—
Unrealized gains on derivatives	—	—	102	—	—	—
Unrealized losses on securities	—	—	(140)	—	—	—
Minimum pension liability adjustment	—	—	(13,634)	—	—	—

Other comprehensive loss	—	—	(13,537)	—	(13,537)	(13,537)

Comprehensive loss	—	—	$(11,963)	—	—	—

Cash dividends	—	—		(1,168)	—	(1,168)

Balance at December 31, 2002	$1,032	$21,583		$9,629	$(25,832)	$6,412
Shares issued	16	1,324		—	—	1,340
Comprehensive income:
Net income	—	—	$3,859	3,859	—	3,859

Other comprehensive income:
Foreign currency translation adjustments	—	—	969	—	—	—
Unrealized gains on derivatives	—	—	256	—	—	—
Unrealized gains on securities	—	—	246	—	—	—
Minimum pension liability adjustment	—	—	20,755	—	—	—

Other comprehensive income	—	—	22,226	—	22,226	22,226

Comprehensive income	—	—	$26,085	—	—	—

Effect of Hughes transactions (Note 2)	(111)	(8,056)				(8,167)
Stock Options		334				334
Delphi spin-off adjustment(a)	—	—		20	—	20
Cash dividends	—	—		(1,121)	—	(1,121)

Balance at December 31, 2003	$937	$15,185		$12,387	$(3,606)	$24,903
Shares issued	5	138		—	—	143
Comprehensive income:
Net income	—	—	$2,804	2,804	—	2,804

Other comprehensive income:
Foreign currency translation adjustments	—	—	621	—	—	—
Unrealized gains on derivatives	—	—	538	—	—	—
Unrealized gains on securities	—	—	133	—	—	—
Minimum pension liability adjustment	—	—	(571)	—	—	—

Other comprehensive income	—	—	721	—	721	721

Comprehensive income	—	—	$3,525	—	—	—

Stock Options		(82)				(82)
Cash dividends	—	—		(1,129)	—	(1,129)

Balance at December 31, 2004	$942	$15,241		$14,062	$(2,885)	$27,360

(a)	Write off of deferred taxes related to the 1999 spin off of Delphi Automotive Systems.
Reference should be made to the notes to consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies

Restatement of Financial Statements
      Subsequent to the issuance of the 2004 financial statements, GM management determined that the accounting for certain supplier credits and other lump sum payments from suppliers in 2001 and subsequent years was in error. GM previously disclosed in a Current Report on Form 8-K dated November 9, 2005, that it would restate its financial statements to correct the accounting for credits and other lump sum payments from suppliers. Additionally, GM has subsequently chosen to restate its financial statements for errors it has identified in periods presented in this filing. The effects of the restatement adjustments on GM’s originally reported results of operations for the years ended December 31, 2004, 2003, and 2002 and on its originally reported retained earnings at December 31, 2001 are summarized below.

	Income from Continuing
	Operations for the Years Ended			Retained
	December 31,			Earnings at
				December 31,
	2004	2003	2002	2001

	(Dollars in millions)
As originally reported:	$2,805	$2,862	1,975	$9,463
Pre-tax adjustments for:
Supplier credits(a)	(26)	7	(69)	(460)
Transactions with former subsidiary
Settlement agreement(b)	—	—	—	—
Contractual adjustment(c)	—	—	—	—
Benefit plans economic assumptions(d)	9	(51)	(30)	—
Precious metals inventory transactions(e)	—	—	—	—

Total	(17)	(44)	(99)	(460)
Related tax effects	6	17	18	193

Total of above adjustments net of tax	(11)	(27)	(81)	(267)
Other, net-of-tax(f)	10	64	(81)	27

As restated	$2,804	$2,899	$1,813	$9,223

(a)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to the completion of the earnings process. GM has concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recorded when subsequently earned. The effect of these errors was $(26) million, $7 million, $(69) million, $(405) million, and $(52) million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Accordingly, after restatement, a deferred credit of approximately $548 million exists as of December 31, 2004, which will be recognized as a reduction of cost of sales in future periods.

(b)	In 2001, GM erroneously recorded, as a reduction in stockholders’ equity, a $(55) million settlement with Delphi Corporation (Delphi), a former subsidiary, in the form of a credit to be used against amounts owed by Delphi to GM in relation to pension, OPEB, and other employment related benefits of former GM employees who had transferred to Delphi. This item has now been recorded as a warranty expense in that period.

(c)	In 2001, GM erroneously recorded $18 million of expense related to a contract involving Delphi’s Flint East, Michigan, plant that has now been recorded as an expense in 2000.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)

(d)	GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected health-care cost trend rate for 2002 and, as a result, understated that rate. Accordingly, GM’s OPEB expense was misstated by $9 million, $(51) million, and $(30) million in the years ended 2004, 2003 and 2002, respectively.

(e)	In 2000, GM erroneously recognized a $27 million gain on disposal of precious metals inventory that has now been recorded as a financing transaction because GM had an obligation to repurchase the inventory in 2001.

(f)	For all periods covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not considered material to the financial statements as originally reported. However, as part of the restatement, they are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $10 million, $64 million, $(81) million, $78 million, and $(20) million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Of the $(81) million adjustment in 2002, $(55) million relates to engineering and facility-related expenses improperly recorded in years subsequent to 2002; and with respect to the $78 million adjustment in 2001, $65 million relates to the inappropriate recognition of postemployment benefit liabilities for employees at the Spring Hill, Tennessee plant.
      GM has also restated its statements of cash flows to correct for the erroneous classification of cash flows from certain mortgage transactions within our financing and insurance operations. Certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows. Finally, certain non-cash proceeds and transfers were not appropriately presented in the statements of cash flows. The effects of the restatement adjustments on GM’s previously reported statement of cash flows for the years ended December 31, 2004, 2003, and 2002 are summarized below.

	Statement of Cash Flows for the Years Ended December 31,

	2004		2003		2002

		Financing		Financing		Financing
	Consolidated	and Insurance	Consolidated	and Insurance	Consolidated	and Insurance

	(Dollars in millions)
Net cash provided by (used in) continuing operating activities
As originally reported	$13,061	$11,843	$2,956	$8,282	$11,075	$3,064
Adjustments for:
Mortgage related activities	(3,705)	(3,705)	(6,132)	(6,132)	(3,105)	(3,105)

As restated	$9,356	$8,138	$(3,176)	$2,150	$7,970	$(41)

Net cash provided by (used in) continuing investing activities
As originally reported(a)	$(31,768)	$(27,718)	$(50,573)	$(42,626)	$(36,117)	$(29,173)
Adjustments for:
Mortgage related activities	3,705	3,705	6,132	6,132	3,105	3,105

As restated	$(28,063)	$(24,013)	$(44,441)	$(36,494)	$(33,012)	$(26,068)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)

(a)	2003CY consolidated balance is adjusted for reclassification of dividends received from discontinued operations.
      Additionally in 2004, GM has revised the Consolidated Statements of Cash Flows to separately disclose the operating, investing and financing activities of the cash flows attributable to discontinued operations, which in prior periods were omitted from the changes to cash and cash equivalents from continuing operations.
      The following is a summary of the effect of the restatement on the originally issued Consolidated Statements of Income, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows, and supplemental information thereto.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004		2003		2002

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions except per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues	$193,517	$193,517	$185,837	$185,837	$177,867	$177,867

Cost of sales and other expenses	159,951	159,957	152,435	152,419	147,192	147,420
Selling, general, and administrative expenses	20,394	20,394	20,957	20,957	20,834	20,834
Interest expense	11,980	11,980	9,464	9,464	7,503	7,503

Total costs and expenses	192,325	192,331	182,856	182,840	175,529	175,757

Income from continuing operations before income taxes, equity income and minority interests	1,192	1,186	2,981	2,997	2,338	2,110
Income tax (benefit) expense	(911)	(916)	731	710	644	578
Equity income (loss) and minority interests	702	702	612	612	281	281

Income from continuing operations	2,805	2,804	2,862	2,899	1,975	1,813
(Loss) from discontinued operations	—	—	(219)	(219)	(239)	(239)
Gain on sale of discontinued operations	—	—	1,179	1,179	—	—

Net income	2,805	2,804	3,822	3,859	1,736	1,574
Dividends on preference stocks	—	—	—	—	(46)	(46)

Earnings attributable to common stocks	$2,805	$2,804	$3,822	$3,859	$1,690	$1,528

Basic earnings (loss) per share attributable to common stocks
$1 2/3 par value
Continuing operations	$4.97	$4.97	$5.10	$5.17	$3.53	$3.24
Discontinued operations	$—	$—	$2.14	$2.14	$(0.16)	$(0.16)

Earnings per share attributable to $1 2/3 par value	$4.97	$4.97	$7.24	$7.31	$3.37	$3.08

Losses per share from discontinued operations attributable to Class H	$—	$—	$(0.22)	$(0.22)	$(0.21)	$(0.21)

Earnings (loss) per share attributable to common stocks assuming dilution
$1 2/3 par value
Continuing operations	$4.95	$4.94	$5.03	$5.09	$3.51	$3.23
Discontinued operations	$—	$—	$2.11	$2.11	$(0.16)	$(0.16)

Earnings per share attributable to $1 2/3 par value	$4.95	$4.94	$7.14	$7.20	$3.35	$3.07

Losses per share from discontinued operations attributable to Class H	$—	$—	$(0.22)	$(0.22)	$(0.21)	$(0.21)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2004		2003		2002

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$161,545	$161,545	$155,831	$155,831	$150,250	$150,250

Cost of sales and other expenses	150,053	150,224	143,525	143,408	138,397	138,558
Selling, general, and administrative expenses	11,863	11,863	11,737	11,737	11,680	11,680

Total costs and expenses	161,916	162,087	155,262	155,145	150,077	150,238
Interest expense	2,480	2,480	1,780	1,780	479	479
Net expense from transactions with Financing and Insurance Operations	273	273	297	297	327	327

(Loss) from continuing operations before income taxes, equity income, and minority interests	(3,124)	(3,295)	(1,508)	(1,391)	(633)	(794)
Income tax (benefit)	(2,325)	(2,440)	(869)	(854)	(378)	(381)
Equity income (loss) and minority interests	710	710	674	674	348	348

Income (loss) from continuing operations	(89)	(145)	35	137	93	(65)
(Loss) from discontinued operations	—	—	(219)	(219)	(239)	(239)
Gain on sale of discontinued operations	—	—	1,179	1,179	—	—

Net income (loss) — Automotive and Other Operations	$(89)	$(145)	$995	$1,097	$(146)	$(304)

FINANCING AND INSURANCE OPERATIONS
Total revenues	$31,972	$31,972	$30,006	$30,006	$27,617	$27,617

Interest expense	9,500	9,500	7,684	7,684	7,024	7,024
Depreciation and amortization expense	5,523	5,523	5,567	5,567	5,245	5,245
Operating and other expenses	8,591	8,426	8,604	8,705	8,519	8,586
Provisions for financing and insurance losses	4,315	4,315	3,959	3,959	4,185	4,185

Total costs and expenses	27,929	27,764	25,814	25,915	24,973	25,040

Net income from transactions with Automotive and Other Operations	(273)	(273)	(297)	(297)	(327)	(327)

Income before income taxes, equity income and minority interests	4,316	4,481	4,489	4,388	2,971	2,904
Income tax expense	1,414	1,524	1,600	1,564	1,022	959
Equity income (loss) and minority interests	(8)	(8)	(62)	(62)	(67)	(67)

Net income — Financing and Insurance Operations	$2,894	$2,949	$2,827	$2,762	$1,882	$1,878

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004		2003

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
ASSETS
Cash and cash equivalents	$35,993	35,993	$32,554	32,554
Other marketable securities	21,737	21,737	22,215	22,215

Total cash and marketable securities	57,730	57,730	54,769	54,769
Finance receivables — net	199,600	199,600	174,769	174,769
Loans held for sale	19,934	19,934	19,609	19,609
Accounts and notes receivable (less allowances)	21,236	21,236	20,532	20,532
Inventories (less allowances)	12,247	12,247	11,602	11,602
Deferred income taxes	26,241	26,559	27,190	27,502
Net equipment on operating leases (less accumulated depreciation)	34,214	34,214	32,751	32,751
Equity in net assets of nonconsolidated affiliates	6,776	6,776	6,032	6,032
Property — net	39,020	39,020	37,972	37,972
Intangible assets — net	4,925	4,925	4,760	4,760
Other assets	57,680	57,680	58,521	58,521

Total assets	$479,603	$479,921	$448,507	$448,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable (principally trade)	$28,830	$28,830	$25,422	$25,422
Notes and loans payable	300,279	300,279	271,756	271,756
Postretirement benefits other than pensions	28,111	28,182	36,292	36,373
Pensions	9,455	9,455	8,024	8,024
Deferred income taxes	7,078	7,078	7,508	7,508
Accrued expenses and other liabilities	77,727	78,340	73,930	74,526

Total liabilities	451,480	452,164	422,932	423,609
Minority interests	397	397	307	307
Stockholders’ equity
$1 2/3 par value common stock (outstanding, 565,132,021 and 561,997,725 shares)	942	942	937	937
Capital surplus (principally additional paid-in capital)	15,241	15,241	15,185	15,185
Retained earnings	14,428	14,062	12,752	12,387

Subtotal	30,611	30,245	28,874	28,509
Accumulated foreign currency translation adjustments	(1,194)	(1,194)	(1,815)	(1,815)
Net unrealized gains on derivatives	589	589	51	51
Net unrealized gains on securities	751	751	618	618
Minimum pension liability adjustment	(3,031)	(3,031)	(2,460)	(2,460)

Accumulated other comprehensive loss	(2,885)	(2,885)	(3,606)	(3,606)

Total stockholders’ equity	27,726	27,360	25,268	24,903

Total liabilities and stockholders’ equity	$479,603	$479,921	$448,507	$448,819

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONSOLIDATED BALANCE SHEETS

	December 31,

	2004		2003
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$13,148	$13,148	$14,424	$14,424
Marketable securities	6,655	6,655	9,067	9,067

Total cash and marketable securities	19,803	19,803	23,491	23,491
Accounts and notes receivable (less allowances)	6,713	6,713	5,380	5,380
Inventories (less allowances)	11,717	11,717	10,960	10,960
Net equipment on operating leases (less accumulated depreciation)	6,488	6,488	7,173	7,173
Deferred income taxes and other current assets	10,794	10,794	10,851	10,851

Total current assets	55,515	55,515	57,855	57,855
Equity in net assets of nonconsolidated affiliates	6,776	6,776	6,032	6,032
Property — net	37,170	37,170	36,071	36,071
Intangible assets — net	1,599	1,599	1,479	1,479
Deferred income taxes	17,399	17,639	18,086	18,211
Other assets	40,844	40,844	42,262	42,262

Total Automotive and Other Operations assets	159,303	159,543	161,785	161,910
Financing and Insurance Operations
Cash and cash equivalents	22,845	22,845	18,130	18,130
Investments in securities	15,082	15,082	13,148	13,148
Finance receivables — net	199,600	199,600	174,769	174,769
Loans held for sale	19,934	19,934	19,609	19,609
Net equipment on operating leases (less accumulated depreciation)	27,726	27,726	25,578	25,578
Other assets	35,113	35,191	35,488	35,675
Net receivable from Automotive and Other Operations	2,426	2,426	1,492	1,492

Total Financing and Insurance Operations assets	322,726	322,804	288,214	288,401

Total assets	$482,029	$482,347	$449,999	$450,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$24,257	$24,257	$21,542	$21,542
Loans payable	2,062	2,062	2,813	2,813
Accrued expenses	46,147	46,202	45,417	45,317
Net payable to Financing and Insurance Operations	2,426	2,426	1,492	1,492

Total current liabilities	74,892	74,947	71,264	71,164
Long-term debt	30,460	30,460	29,593	29,593
Postretirement benefits other than pensions	23,406	23,477	32,285	32,366
Pensions	9,371	9,371	7,952	7,952
Other liabilities and deferred income taxes	15,657	16,206	15,567	16,090

Total Automotive and Other Operations liabilities	153,786	154,461	156,661	157,165
Financing and Insurance Operations
Accounts payable	4,573	4,573	3,880	3,880
Debt	267,757	267,757	239,350	239,350
Other liabilities and deferred income taxes	27,790	27,799	24,533	24,706

Total Financing and Insurance Operations liabilities	300,120	300,129	267,763	267,936

Total liabilities	453,906	454,590	424,424	425,101
Minority interests	397	397	307	307
Total stockholders’ equity	27,726	27,360	25,268	24,903

Total liabilities and stockholders’ equity	$482,029	$482,347	$449,999	$450,311

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004		2003		2002

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing operating activities
Income from continuing operations	$2,805	$2,804	$2,862	$2,899	$1,975	$1,813
Adjustments to reconcile income from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	14,152	14,152	13,513	13,513	11,569	11,569
Mortgages: servicing rights and premium amortization	1,384	1,675	1,602	1,797	3,871	4,081
Provision for financing losses	1,944	1,944	1,721	1,721	2,153	2,153
Net gains on sale of finance receivables	—	(1,312)	—	(2,462)	—	(1,865)
Other postretirement employee benefit (OPEB) expense	4,567	4,558	4,599	4,650	4,108	4,138
OPEB payments	(3,974)	(3,974)	(3,536)	(3,536)	(3,334)	(3,334)
VEBA/ 401(h) contributions	(8,618)	(8,618)	(3,000)	(3,000)	(1,000)	(1,000)
Pension expense	2,456	2,456	3,412	3,412	1,780	1,780
Pension contributions	(919)	(919)	(18,168)	(18,168)	(5,156)	(5,156)
Retiree lump sum and vehicle voucher expense, net of payments	(329)	(329)	923	923	(254)	(254)
Net change in mortgage loans	445	(2,312)	456	(4,124)	(4,715)	(6,200)
Net change in mortgage securities	597	614	236	233	(656)	(655)
Change in other investments and miscellaneous assets	57	83	416	409	1,914	1,984
Change in other operating assets and liabilities	(1,628)	(1,644)	(2,277)	(2,358)	(3,391)	(3,329)
Other	122	178	197	915	2,211	2,245

Net cash provided by (used in) continuing operating activities	$13,061	$9,356	$2,956	$(3,176)	$11,075	$7,970

Cash flows from continuing investing activities
Expenditures for property	(7,753)	(7,753)	(7,091)	(7,091)	(6,871)	(6,871)
Investments in marketable securities — acquisitions	(15,278)	(15,278)	(28,660)	(28,660)	(39,386)	(39,386)
Investments in marketable securities — liquidations	15,350	15,911	24,253	24,253	35,688	35,688
Net change in mortgage servicing rights	(1,554)	(326)	(2,557)	(513)	(1,711)	(458)
Increase in finance receivables	(40,278)	(38,673)	(59,978)	(56,119)	(51,081)	(49,390)
Proceeds from sale of finance receivables	23,385	23,385	22,182	22,182	30,013	30,013
Proceeds from sale of business units	—	—	4,148	4,148	—	—
Dividends received from discontinued operations	—	—	—	275	—	—
Operating leases — acquisitions	(14,324)	(14,324)	(11,032)	(11,032)	(16,070)	(16,070)
Operating leases — liquidations	7,696	7,696	9,604	9,604	13,504	13,504
Investments in companies, net of cash acquired	(60)	(60)	(201)	(201)	(870)	(870)
Other	1,048	1,359	(1,516)	(1,287)	667	828

Net cash used in continuing investing activities	(31,768)	(28,063)	(50,848)	(44,441)	(36,117)	(33,012)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)

	For the Years Ended December 31,

	2004		2003		2002

	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing financing activities
Net increase in loans payable	2,192	2,192	235	235	770	770
Long-term debt — borrowings	73,511	73,511	97,391	97,391	51,411	51,411
Long-term debt — repayments	(57,822)	(57,822)	(38,962)	(38,962)	(24,365)	(24,365)
Repurchases of common and preference stocks	—	—	—	—	(97)	(97)
Proceeds from issuing common stocks	—	—	—	—	62	62
Proceeds from sales of treasury stocks	—	—	60	60	19	19
Cash dividends paid to stockholders	(1,129)	(1,129)	(1,121)	(1,121)	(1,121)	(1,121)
Other	4,723	4,723	1,319	1,319	333	333

Net cash provided by continuing financing activities	21,475	21,475	58,922	58,922	27,012	27,012

Net cash provided by discontinued operations	—	—	275	—	—	—
Effect of exchange rate changes on cash and cash equivalents	671	671	929	929	495	495

Net increase in cash and cash equivalents	3,439	3,439	12,234	12,234	2,465	2,465
Cash and cash equivalents at beginning of the year	32,554	32,554	20,320	20,320	17,855	17,855

Cash and cash equivalents at end of the year	$35,993	$35,993	$32,554	$32,554	$20,320	$20,320

Net cash provided by operating activities of discontinued operations	—	—	—	$846	—	$412
Net cash used in investing activities of discontinued operations	—	—	—	(629)	—	(387)
Net cash provided by financing activities of discontinued operations	—	—	—	918	—	356

Net increase in cash and cash equivalents of discontinued operations	—	—	—	1,135	—	381
Cash retained by discontinued operations	—	—	—	(2,216)	—	—
Cash reclassified as Assets of Discontinued Operations at beginning of the year	—	—	—	1,081	—	700

Cash reclassified as Assets of Discontinued Operations at end of the year	—	—	—	—	—	$1,081

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2004

	Automotive and Other
	Operations		Financing and Insurance

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing operating activities
Income (loss) from continuing operations	$(89)	$(145)	$2,894	$2,949
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	8,629	8,629	5,523	5,523
Mortgages: servicing rights and premium amortization	—	—	1,384	1,675
Provision for financing losses	—	—	1,944	1,944
Net gains on sale of finance receivables	—	—	—	(1,312)
Postretirement benefits other than pensions, net of payments and VEBA contributions	(8,039)	(8,048)	14	14
Pension expense, net of contributions	1,174	1,174	34	34
Net change in mortgage loans	—	—	445	(2,312)
Net change in mortgage securities	—	—	597	614
Change in other investments and miscellaneous assets	(48)	(22)	105	105
Change in other operating assets and liabilities	(307)	(268)	(1,321)	(1,376)
Other	(102)	(102)	224	280

Net cash provided by (used in) continuing operating activities	$1,218	$1,218	$11,843	$8,138

Cash flows from continuing investing activities
Expenditures for property	(7,284)	(7,284)	(469)	(469)
Investments in marketable securities — acquisitions	(2,209)	(2,209)	(13,069)	(13,069)
Investments in marketable securities — liquidations	4,609	4,609	10,741	11,302
Net change in mortgage servicing rights	—	—	(1,554)	(326)
Increase in finance receivables	—	—	(40,278)	(38,673)
Proceeds from sales of finance receivables	—	—	23,385	23,385
Operating leases — acquisitions	—	—	(14,324)	(14,324)
Operating leases — liquidations	—	—	7,696	7,696
Investments in companies, net of cash acquired	(48)	(48)	(12)	(12)
Net investing activity with Financing and Insurance Operations	1,500	1,500	—	—
Other	882	882	166	477

Net cash used in continuing investing activities	(2,550)	(2,550)	(27,718)	(24,013)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For the Year Ended December 31, 2004

	Automotive and Other
	Operations		Financing and Insurance

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing financing activities
Net (decrease) increase in loans payable	$(803)	$(803)	$2,995	$2,995
Long-term debt — borrowings	758	758	72,753	72,753
Long-term debt — repayments	(79)	(79)	(57,743)	(57,743)
Net financing activity with Automotive and Other Operations	—	—	(1,500)	(1,500)
Cash dividends paid to stockholders	(1,129)	(1,129)	—	—
Other	—	—	4,723	4,723

Net cash provided by (used in) continuing financing activities	(1,253)	(1,253)	21,228	21,228

Effect of exchange rate changes on cash and cash equivalents	375	375	296	296
Net transactions with Automotive/ Financing Operations	934	934	(934)	(934)

Net increase (decrease) in cash and cash equivalents	(1,276)	(1,276)	4,715	4,715
Cash and cash equivalents at beginning of the year	14,424	14,424	18,130	18,130

Cash and cash equivalents at end of the year	$13,148	$13,148	$22,845	$22,845

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For the Year Ended December 31, 2003

	Automotive and Other
	Operations		Financing and Insurance

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing operating activities
Income (loss) from continuing operations	$35	$137	$2,827	$2,762
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	7,946	7,946	5,567	5,567
Mortgages: servicing rights and premium amortization	—	—	1,602	1,797
Provision for financing losses	—	—	1,721	1,721
Net gains on sale of finance receivables	—	—	—	(2,462)
Postretirement benefits other than pensions, net of payments and VEBA contributions	(1,957)	(1,906)	20	20
Pension expense, net of contributions	(13,869)	(13,869)	36	36
Net change in mortgage loans	—	—	456	(4,124)
Net change in mortgage securities	—	—	236	233
Change in other investments and miscellaneous assets	(200)	(207)	616	616
Change in other operating assets and liabilities	3,067	2,921	(5,344)	(5,279)
Other	(348)	(348)	545	1,263

Net cash provided by (used in) continuing operating activities	$(5,326)	$(5,326)	$8,282	$2,150

Cash flows from continuing investing activities
Expenditures for property	(6,616)	(6,616)	(475)	(475)
Investments in marketable securities — acquisitions	(13,138)	(13,138)	(15,522)	(15,522)
Investments in marketable securities — liquidations	7,109	7,109	17,144	17,144
Net change in mortgage servicing rights	—	—	(2,557)	(513)
Increase in finance receivables	—	—	(59,978)	(56,119)
Proceeds from sales of finance receivables	—	—	22,182	22,182
Proceeds from sale of business units	4,148	4,148	—	—
Dividends received from discontinued operations	—	275	—	—
Operating leases — acquisitions	—	—	(11,032)	(11,032)
Operating leases — liquidations	—	—	9,604	9,604
Investments in companies, net of cash acquired	(57)	(57)	(144)	(144)
Net investing activity with Financing and Insurance Operations	1,000	1,000	—	—
Other	332	332	(1,848)	(1,619)

Net cash used in continuing investing activities	(7,222)	(6,947)	(42,626)	(36,494)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For the Year Ended December 31, 2003

	Automotive and Other
	Operations		Financing and Insurance

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing financing activities
Net (decrease) increase in loans payable	$(234)	$(234)	$469	$469
Long-term debt — borrowings	14,785	14,785	82,606	82,606
Long-term debt — repayments	(19)	(19)	(38,943)	(38,943)
Net financing activity with Automotive and Other Operations	—	—	(1,000)	(1,000)
Repurchases of common and preference stocks	—	—	—	—
Proceeds from issuing common stocks	—	—	—	—
Proceeds from sales of treasury stocks	60	60	—	—
Cash dividends paid to stockholders	(1,121)	(1,121)	—	—
Other	—	—	1,319	1,319

Net cash provided by continuing financing activities	13,471	13,471	44,451	44,451

Net cash provided by discontinued operations	275	—	—	—
Effect of exchange rate changes on cash and cash equivalents	661	661	268	268
Net transactions with Automotive/ Financing Operations	403	403	(403)	(403)

Net increase in cash and cash equivalents	2,262	2,262	9,972	9,972
Cash and cash equivalents at beginning of the year	12,162	12,162	8,158	8,158

Cash and cash equivalents at end of the year	$14,424	$14,424	$18,130	$18,130

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE
CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	For the Year Ended December 31, 2002

	Automotive and Other
	Operations		Financing and Insurance

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing operating activities
Income (loss) from continuing operations	$93	$(65)	$1,882	$1,878
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities
Depreciation and amortization expenses	6,324	6,324	5,245	5,245
Mortgage servicing rights and premium amortization	—	—	3,871	4,081
Provision for financing losses	—	—	2,153	2,153
Net gains on sale of finance receivables	—	—	—	(1,865)
Postretirement benefits other than pensions, net of payments and VEBA contributions	(241)	(211)	15	15
Pension expense, net of contributions	(3,639)	(3,639)	9	9
Net change in mortgage loans	—	—	(4,715)	(6,200)
Net change in mortgage securities	—	—	(656)	(655)
Change in other investments and miscellaneous assets	2,064	2,134	(150)	(150)
Change in other operating assets and liabilities	3,808	3,866	(7,199)	(7,195)
Other	(398)	(398)	2,609	2,643

Net cash provided by (used in) continuing operating activities	$8,011	$8,011	$3,064	$(41)

Cash flows from continuing investing activities
Expenditures for property	(6,414)	(6,414)	(457)	(457)
Investments in marketable securities — acquisitions	(2,228)	(2,228)	(37,158)	(37,158)
Investments in marketable securities — liquidations	873	873	34,815	34,815
Net change in mortgage servicing rights	—	—	(1,711)	(458)
Increase in finance receivables	—	—	(51,081)	(49,390)
Proceeds from sales of finance receivables	—	—	30,013	30,013
Operating leases — acquisitions	—	—	(16,070)	(16,070)
Operating leases — liquidations	—	—	13,504	13,504
Investments in companies, net of cash acquired	(688)	(688)	(182)	(182)
Net investing activity with Financing and Insurance Operations	400	400	—	—
Other	1,513	1,513	(846)	(685)

Net cash used in continuing investing activities	(6,544)	(6,544)	(29,173)	(26,068)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Restatement of Financial Statements (concluded)
SUPPLEMENTAL INFORMATION TO THE
CONSOLIDATED STATEMENTS OF CASH FLOWS — Concluded

	For the Year Ended December 31, 2002

	Automotive and Other
	Operations		Financing and Insurance

	Previously		Previously
	Reported	Restated	Reported	Restated

	(Dollars in millions)
Cash flows from continuing financing activities
Net (decrease) increase in loans payable	$(335)	$(335)	$1,105	$1,105
Long-term debt — borrowings	4,562	4,562	46,849	46,849
Long-term debt — repayments	(145)	(145)	(24,220)	(24,220)
Net financing activity with Automotive and Other Operations	—	—	(400)	(400)
Repurchases of common and preference stocks	(97)	(97)	—	—
Proceeds from issuing common stocks	62	62	—	—
Proceeds from sales of treasury stocks	19	19	—	—
Cash dividends paid to stockholders	(1,121)	(1,121)	—	—
Other	—	—	333	333

Net cash provided by continuing financing activities	2,945	2,945	23,667	23,667

Effect of exchange rate changes on cash and cash equivalents	485	485	10	10
Net transactions with Automotive/ Financing Operations	(467)	(467)	467	467

Net increase (decrease) in cash and cash equivalents	4,430	4,430	(1,965)	(1,965)
Cash and cash equivalents at beginning of the year	7,732	7,732	10,123	10,123

Cash and cash equivalents at end of the year	$12,162	$12,162	$8,158	$8,158

Principles of Consolidation
      The consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the “Corporation,” “General Motors” or “GM”). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors’ share of earnings or losses of associates, in which at least 20% of the voting securities is owned, is included in the consolidated operating results using the equity method of accounting, except for investments where GM is not able to exercise significant influence over the operating and financial decisions of the investee, in which case, the cost method of accounting is used. GM encourages reference to the GMAC Annual Report on Form 10-K for the period ended December 31, 2004, filed separately with the U.S. Securities and Exchange Commission (SEC).
      Certain amounts for 2003 and 2002 have been reclassified to conform with the 2004 classifications.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)

Nature of Operations, Financial Statement Presentation, and Supplemental Information
      GM presents its primary financial statements on a fully consolidated basis. Transactions between reportable operating segments, Automotive and Other Operations (Auto & Other) and Financing and Insurance Operations (FIO), have been eliminated in the Corporation’s consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by FIO to Auto & Other. A master intercompany agreement governs the nature of these transactions to ensure that they are done on an arms length basis, in accordance with commercially reasonable standards.
      To facilitate analysis, GM presents separate supplemental financial information for its reportable operating segments.
      GM’s Auto & Other reportable operating segment consists of:

•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/ Africa/ Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and

•	Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.
      GM’s FIO reportable operating segment consists of GMAC and Other Financing, which includes financing entities that are not consolidated by GMAC.

Statements of Cash Flows
      Restatements — Refer to II-39 for background on restatements to the Consolidated Statements of Cash Flows.
      Reclassifications — After considering the concerns raised by the staff of the SEC, management has concluded that certain prior year balances in the Consolidated Statements of Cash Flows should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities.
      The Corporation’s previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM’s Financing and Insurance Operations as an investing activity in its Consolidated Statements of Cash Flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its Consolidated Statements of Cash Flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the Consolidated Statement of Cash Flows for 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions. Furthermore, in response to public statements by the staff of the SEC concerning classification of discontinued operations within the Consolidated Statement of Cash Flows, the Corporation has changed the presentation to separately disclose the operating, investing, and financing activities of the discontinued operations. In addition, management has concluded that dividends received from discontinued operations

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1.           Significant Accounting Policies (continued)

Statements of Cash Flows — (continued)
should be reclassified to cash flows from continuing investing activities. The following table shows the effects of these restatements and reclassifications on prior years, consistent with the 2004 presentation.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Net cash provided by continuing operating activities as previously reported	$13,061	$7,600	$15,482
Restatement — mortgage related activities	(3,705)	(6,132)	(3,105)
Reclassification — wholesale loans	—	(4,644)	(4,407)

Revised net cash provided by (used in) continuing operating activities	$9,356	$(3,176)	$7,970

Net cash used in continuing investing activities as previously reported	$(31,768)	$(55,492)	$(40,524)
Restatement — mortgage related activities	3,705	6,132	3,105
Reclassification — wholesale loans	—	4,644	4,407
Reclassification — dividends received from discontinued operations	—	275	—

Revised net cash used in continuing investing activities	$(28,063)	$(44,441)	$(33,012)

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Transactions and Translation
      Foreign currency exchange transaction and translation losses, including the effect of derivatives, net of taxes, included in consolidated net income in 2004, 2003, and 2002, pursuant to SFAS No. 52, “Foreign Currency Translation,” amounted to $167 million, $122 million, and $103 million, respectively.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)
significant changes are not likely. If employees are required to render service until they are terminated in order to earn the termination benefit, the benefits are recognized ratably over the future service period.

Cash and Cash Equivalents
      Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less.

Statements of Cash Flows Supplementary Information

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Automotive and other operations
Increase (decrease) in cash due to changes in other operating assets and liabilities was as follows:
Accounts receivable	$(284)	$(575)	$(93)
Prepaid expenses and other deferred charges	42	(578)	268
Inventories	(156)	(518)	221
Accounts payable	1,723	2,400	1,053
Deferred taxes and income taxes payable	(444)	2,235	(1,829)
Accrued expenses and other liabilities	11	2,887	5,579
Fleet rental — acquisitions	(7,846)	(7,761)	(5,595)
Fleet rental — liquidations	6,686	4,831	4,262

Total	$(268)	$2,921	$3,866

Cash paid for interest	$2,508	$1,398	$1,033
      During 2004 and 2003, Auto & Other made investments in companies, net of cash acquired, of approximately $50 million and $60 million, respectively. During 2002, Auto & Other made investments in companies, net of cash acquired, of approximately $700 million. This amount consists primarily of GM’s purchase of a 44.6% equity interest in GM Daewoo Auto & Technology Company (GM-DAT) for approximately $251 million and GM’s investments in Isuzu-related entities for $180 million.

	Years Ended December 31,

	2004	2003	2002

	(Dollars in millions)
Financing and Insurance Operations
Increase (decrease) in cash due to changes in other operating assets and liabilities was as follows:
Other receivables	$419	$(5,236)	$(6,716)
Other assets	(111)	186	(241)
Accounts payable and other liabilities	(1,173)	1,765	(858)
Deferred taxes and income taxes payable	(511)	(1,994)	620

Total	$(1,376)	$(5,279)	$(7,195)

Cash paid for interest	$8,887	$6,965	$6,333

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 1.	Significant Accounting Policies (continued)
      FIO made investments in companies, net of cash acquired, of approximately $12 million, $144 million, and $180 million, in 2004, 2003, and 2002, respectively.

Derivative Instruments
      GM is party to a variety of foreign exchange rate, interest rate and commodity forward contracts, and options entered into in connection with the management of its exposure to fluctuations in foreign exchange rates, interest rates, and certain commodity prices. These financial exposures are managed in accordance with corporate policies and procedures.
      All derivatives are recorded at fair value on the consolidated balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges and hedges of a net investment in a foreign operation are recorded in net unrealized gain/ (loss) on derivatives, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) when the underlying hedged item affects earnings. All ineffective changes in fair value are recorded currently in earnings. Changes in fair value of derivatives designated as fair value hedges are recorded currently in earnings offset, to the extent the derivative was effective, by changes in fair value of the hedged item. Changes in fair value of derivatives not designated as hedging instruments are recorded currently in earnings.

New Accounting Standards
      Beginning January 1, 2003, the Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards to employees pursuant to SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of other stock compensation awards is determined by the market price of GM $1 2/3 par value common stock on the date of grant. The total expense for 2004 and 2003 was $61 million ($38 million net of tax) and $229 million ($142 million net of tax), respectively, recorded in cost of sales and other expenses. For 2002 and prior years, as permitted by SFAS No. 123, GM applied the intrinsic value method of recognition and measurement under Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” to its stock options and other stock-based employee compensation awards. No compensation expense related to employee stock options is reflected in net income for these periods, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant.
      In accordance with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” since GM adopted the fair value based method of accounting for stock-based employee compensation pursuant to SFAS No. 123 effective January 1, 2003, for newly granted stock-based compensation awards only, the following table illustrates the effect on net income and earnings per share if compensation cost for all outstanding and unvested stock options and other stock-based

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1.     Significant Accounting Policies (continued)
New Accounting Standards (continued)
employee compensation awards had been determined based on their fair values at the grant date (dollars in millions except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net income from continuing operations, as reported	$2,804	$2,899	$1,813
Add: stock-based compensation expense, included in reported net income, net of related tax effects	38	142	44
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(52)	(195)	(187)

Pro forma net income from continuing operations	$2,790	$2,846	$1,670

Basic earnings per share from continuing operations attributable to GM $1 2/3 par value
- as reported	$4.97	$5.17	$3.24
- pro forma	$4.94	$5.08	$2.98
Diluted earnings per share from continuing operations attributable to GM $1 2/3 par value
- as reported	$4.94	$5.09	$3.23
- pro forma	$4.92	$5.00	$2.97
      In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R) requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. The provisions of this statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Corporation began expensing the fair market value of newly granted stock options and other stock-based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
      Effective July 1, 2003, the Corporation began consolidating certain variable interest entities to conform to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). GM adopted the revision to FIN 46, FIN 46R, which clarified certain provisions of the original interpretation and exempted certain entities from its requirements. As of January 1, 2004, the adoption of FIN 46R did not have a significant effect on the Corporation’s financial condition or results of operations.
      On May 19, 2004 the FASB released FASB Staff Position FAS 106-2 (FSP 106-2), which provides accounting guidance with respect to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Medicare Act). FSP 106-2 provides guidance on accounting for the prescription drug benefit of the Medicare Act, prescribes the transition to the new guidance, and sets forth new disclosure requirements. GM’s adoption as of July 1, 2004 of the accounting provisions of FSP 106-2 did not have a significant effect on the Corporation’s financial condition or results of operations. Note 16 includes the disclosures required by FSP 106-2.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 1.     Significant Accounting Policies (concluded)
New Accounting Standards (concluded)
statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on GM’s consolidated financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on GM’s consolidated financial position or results of operations.

Labor Force
      GM, on a worldwide basis, has a concentration of its labor supply in employees working under union collective bargaining agreements, of which certain contracts expired in 2003.
      The 2003 United Auto Workers (UAW) labor contract was ratified on October 6, 2003, covering a four-year term from 2003-2007. The contract included a $3,000 lump sum payment per UAW employee paid in October 2003, and a 3% performance bonus per UAW employee was paid in October 2004. GM amortizes these payments over the 12-month period following the respective payment dates. UAW employees will receive a gross wage increase of 2% in 2005 and 3% in 2006. Active UAW employees were also granted pension benefit increases. There were no pension benefit increases granted to current retirees and surviving spouses. However, the contract does provide for four lump sum payments and two vehicle discount vouchers for current retirees and surviving spouses. The retiree lump sum payments and vehicle discount vouchers resulted in a charge to GM’s 2003 cost of sales of approximately $1.2 billion ($725 million after tax).

NOTE 2.	Discontinued Operations
      On December 22, 2003 GM completed a series of transactions that resulted in the split-off of Hughes from GM and the simultaneous sale of GM’s approximately 19.8% economic interest in Hughes to the News Corporation, Ltd. (News Corporation).
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
      GM sold 80% of its 19.8% retained economic interest in Hughes to News Corporation for a total of approximately $3.1 billion in cash. GM sold the remaining 20% of its retained economic interest in Hughes to News Corporation for approximately 28.6 million News Corporation Preferred ADSs, valued at $819 million at December 22, 2003. Including Hughes’ transaction expenses of approximately $90 million, GM recorded a

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	Discontinued Operations (concluded)
net gain of $1.2 billion from the sale of GM’s approximately 19.8% economic interest in Hughes, reported as gain on sale of discontinued operations in GM’s Consolidated Statement of Income for 2003. In addition, as a result of the transactions, there was a net reduction to GM’s stockholders’ equity of approximately $7.0 billion.
      All News Corporation Preferred ADSs were sold by GM in January 2004.
      The financial data related to GM’s investment in Hughes through December 22, 2003 is classified as discontinued operations for all periods presented. The financial data of Hughes reflect the historical results of operations and cash flows of the businesses that were considered part of the Hughes business segment of GM during each respective period, and the assets and liabilities of Hughes as of the respective dates.
      Hughes’ net sales included in discontinued operations were $9.8 billion and $9.5 billion for 2003 and 2002, respectively, and Hughes’ net losses from discontinued operations were $219 million and $239 million for 2003 and 2002, respectively.

NOTE 3.	Asset Impairments
      GM recorded pre-tax charges against income for asset impairments of $736 million ($461 million after tax, or $0.81 per diluted share) in 2004, $835 million ($533 million after tax, or $0.94 per diluted share) in 2003 and $254 million ($158 million after tax, or $0.28 per diluted share) in 2002. These charges were recorded in cost of sales and other expenses in the income statement.
      In 2004, the pre-tax charges comprised $609 million ($383 million after tax) related to special tools and other assets related to product lines, and $127 million ($78 million after tax) related to facilities rationalization actions at GM’s Baltimore, Maryland, and Linden, New Jersey plants.
      In 2003, the pre-tax charges comprised $767 million ($491 million after tax) related to special tools and other assets related to product lines and $68 million ($42 million after tax) related to real estate.
      In 2002 the charges were related to production facilities and special tools.

NOTE 4.	Investment in Nonconsolidated Affiliates
      Nonconsolidated affiliates of GM identified herein are those investees in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates and the percentage of GM’s current equity ownership, or voting interest, in them include the following: Italy — GM-Fiat Powertrain (FGP) (50% in 2004, 2003, 2002); Japan — Fuji Heavy Industries Ltd. (20.1% in 2004, 21.1% in 2003, 2002), Suzuki Motor Corporation (20.4% in 2004 and 20.3% in 2003, 2002); China — Shanghai General Motors Co., Ltd. (50% in 2004, 2003, 2002); SAIC GM Wuling Automobile Co., Ltd (34% in 2004, 2003, 2002); South Korea — GM-DAT (44.6% in 2004, 2003, 2002). On February 13, 2005,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	Investment in Nonconsolidated Affiliates (concluded)
GM entered into certain agreements with Fiat S.p.A. (Fiat) as a result of which GM will no longer hold an interest in FGP. See Note 25.
      Information regarding the book value of GM’s investments and its share of income for all affiliates, as well as the total assets and liabilities of the above significant affiliates, is included in the table below (in millions):

2004	Italy	Japan	China	South Korea

Book value of GM’s investments in affiliates	$1,293	$3,174	$1,173	$193
GM’s share of affiliates’ net income (loss)	$87	$255	$417	$(53)
Total assets of significant affiliates(1)	$8,616	$30,582	$3,429	$5,288
Total liabilities of significant affiliates(1)	$5,539	$17,417	$1,630	$4,447
2003

Book value of GM’s investments in affiliates	$946	$2,781	$964	$200
GM’s share of affiliates’ net income (loss)	$95	$196	$414	$(74)
Total assets of significant affiliates(1)	$7,933	$29,622	$3,103	$3,263
Total liabilities of significant affiliates(1)	$5,304	$17,764	$1,460	$2,892
2002

Book value of GM’s investments in affiliates	$753	$2,322	$659	$252
GM’s share of affiliates’ net income (loss)	$80	$133	$123	$(45)
Total assets of significant affiliates(1)	$6,589	$24,579	$1,956	$2,277
Total liabilities of significant affiliates(1)	$4,479	$14,966	$813	$1,771

(1)	As defined above.

NOTE 5.	Marketable Securities
      Marketable securities held by GM are classified as available-for-sale, except for certain mortgage-related securities, which are classified as held-to-maturity or trading securities, and News Corporation ADSs, which were classified as trading securities. Unrealized gains and losses, net of related income taxes, for available-for-sale and held-to-maturity securities are included as a separate component of stockholders’ equity. Unrealized gains and losses for trading securities are included in income on a current basis. GM determines cost on the specific identification basis.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Marketable Securities (continued)

Automotive and Other Operations
      Investments in marketable securities were as follows (dollars in millions):

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2004

Type of security
Corporate debt securities and other	$3,697	$3,691	$12	$18
U.S. government and agencies	2,146	2,141	6	11
Mortgage-backed securities	826	823	3	6

Total marketable securities	$6,669	$6,655	$21	$35

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2003

Type of security
Corporate debt securities and other	$5,246	$5,246	$9	$9
U.S. government and agencies	2,865	2,867	9	7
Mortgage-backed securities	90	90	—	—

Total debt securities available for sale	8,201	8,203	18	16
News Corporation ADSs	819	864	—	—

Total marketable securities	$9,020	$9,067	$18	$16

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.	Marketable Securities (continued)

Financing and Insurance Operations
      Investments in marketable securities were as follows (dollars in millions):

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2004

Type of security
Bonds, notes, and other securities
United States government and agencies	$2,198	$2,208	$18	$8
States and municipalities	556	596	40	—
Foreign government securities	792	805	14	1
Mortgage and asset-backed securities	1,988	2,074	97	11
Corporate debt securities and other	3,399	3,489	97	7

Total debt securities available-for-sale	8,933	9,172	266	27
Mortgage-backed securities held-to-maturity	135	135	—	—
Mortgage-backed securities held for Trading purposes	3,510	3,545	35	—

Total debt securities	12,578	12,852	301	27
Equity securities	1,505	2,230	731	6

Total investment in marketable securities	$14,083	$15,082	$1,032	$33

Total consolidated other marketable securities	$20,752	$21,737	$1,053	$68

		Book/Fair	Unrealized	Unrealized
	Cost	Value	Gains	Losses

	December 31, 2003

Type of security
Bonds, notes, and other securities
United States government and agencies	$716	$722	$7	$1
States and municipalities	575	626	51	—
Foreign government securities	681	689	10	2
Mortgage and asset-backed securities	1,801	1,944	150	7
Corporate debt securities and other	2,965	3,087	128	6

Total debt securities available-for-sale	6,738	7,068	346	16
Mortgage-backed securities held-to-maturity	240	240	—	—
Mortgage-backed securities held for Trading purposes	4,483	4,142	—	341

Total debt securities	11,461	11,450	346	357
Equity securities	1,185	1,698	522	9

Total investment in marketable securities	$12,646	$13,148	$868	$366

Total consolidated other marketable securities	$21,666	$22,215	$886	$382

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The gross unrealized losses and fair value of the Corporation’s investments in an unrealized loss position that are not deemed to be other-than-temporarily impaired are summarized in the following table.

	December 31, 2004

	Less than 12 Months		12 months or longer

		Unrealized		Unrealized
	Fair value	losses	Fair value	losses

	(Dollars in millions)
Automotive and Other Operations
Available for sale securities
Corporate debt securities and Other	$1,698	$16	$81	$3
U.S. government and agencies	1,293	11	—	—
Mortgage backed securities	418	4	33	1

Total marketable securities	$3,409	$31	$114	$4

Financing and Insurance Operations
Available for sale securities
Debt securities
U.S. Treasury and federal agencies	$971	$8	$—	$—
Foreign government securities	208	1	—	—
Mortgage-backed securities:
Residential	67	5	—	—
Commercial	343	2	14	1
Interest-only strips	27	3	—	—
Corporate debt securities	547	5	—	—
Other	35	2	—	—

Total debt securities	2,198	26	14	1
Equity securities	88	6	—	—

Total available for sale securities	$2,286	$32	$14	$1

Total held to maturity securities	$15	$1	$—	$—

NOTE 6.	Variable Interest Entities
      As discussed in Note 1, GM applied the provisions of FIN 46, later clarified by FIN 46R, to all variable interest entities beginning July 1, 2003. In connection with the application of FIN 46R, GM is providing information below concerning variable interest entities that: (1) are consolidated by GM because GM is deemed to be the primary beneficiary and (2) those entities that GM does not consolidate because, although GM has significant interests in such variable interest entities, GM is not the primary beneficiary.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Variable Interest Entities (continued)

Automotive and Other Operations
      Synthetic Leases — GM leases real estate and equipment from various special purpose entities (SPEs) that have been established to facilitate the financing of those assets for GM by nationally prominent, creditworthy lessors. These assets consist principally of office buildings, warehouses, and machinery and equipment. The use of SPEs allows the parties providing the financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and, thus, the lease cost to a lessee such as GM. There is a well-established market in which institutions participate in the financing of such property through their purchase of interests in these SPEs. Certain of these SPEs were determined to be VIEs under FIN 46. For those leases where GM provides a residual value guarantee of the leased property and is considered the primary beneficiary under FIN 46, GM consolidated these entities as of July 1, 2003. This resulted, for Auto & Other, in an initial increase in assets and debt of $917 million and a cumulative effect of accounting change recorded in cost of sales of $27 million after-tax. As of December 31, 2004, the carrying amount of assets and liabilities consolidated under FIN 46R amounted to $883 million and $1.0 billion respectively. Assets consolidated are classified as “Property” in GM’s consolidated financial statements. GM’s maximum exposure to loss related to consolidated VIEs amounts to $888 million. For other such lease arrangements involving VIEs, GM holds significant variable interests but is not considered the primary beneficiary under FIN 46R. GM’s maximum exposure to loss related to VIEs where GM has a significant variable interest, but does not consolidate the entity, amounts to $592 million.

Financing and Insurance Operations
      Automotive finance receivables — In certain securitization transactions, GMAC transfers consumer finance receivables and wholesale lines of credit into bank-sponsored multi-seller commercial paper conduits. These conduits provide a funding source to GMAC (as well as other transferors into the conduit) as they fund the purchase of the receivables through the issuance of commercial paper. Total assets outstanding in these bank-sponsored conduits approximated $16.1 billion as of December 31, 2004. While GMAC has a variable interest in these conduits, it is not considered to be the primary beneficiary, as GMAC does not retain the majority of the expected losses or returns. GMAC’s maximum exposure to loss as a result of its involvement with these non-consolidated variable interest entities is $168 million and would only be incurred in the event of a complete loss on the assets that GMAC transferred.
      Mortgage warehouse funding — GMAC’s Mortgage operations transfer commercial and residential mortgage loans through various structured finance arrangements in order to provide funds for the origination and purchase of future loans. These structured finance arrangements include transfers to warehouse funding entities, including GMAC- and bank-sponsored commercial paper conduits. Transfers of assets from GMAC into each facility are accounted for as either sales (off-balance sheet) or secured financings (on-balance sheet) based on the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, in either case, creditors of these facilities have no legal recourse to the general credit of GMAC. Some of these warehouse-funding entities represent variable interest entities under FIN 46R.
      Management has determined that for certain mortgage warehouse funding facilities, GMAC is the primary beneficiary and, as such, consolidates the entities in accordance with FIN 46R. The assets of these residential mortgage warehouse entities totaled $4.6 billion at December 31, 2004, the majority of which are included in loans held for sale and finance receivables, net, in the Corporation’s Consolidated Balance Sheet. The assets of the commercial mortgage warehouse entities totaled $526 million at December 31, 2004, the majority of which are included in loans held for sale and finance receivables and loans, net of unearned

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Variable Interest Entities (continued)
income, in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of these variable interest entities do not have legal recourse to the general credit of GMAC.
      Residential mortgage loan alliances — GMAC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending, and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $174 million at December 31, 2004. GMAC’s maximum exposure to loss under these alliances, including commitments to lend additional funds or purchase loans at above-market rates, is $285 million at December 31, 2004.
      Construction and real estate lending — GMAC uses an SPE to finance construction-lending receivables. The SPE purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.2 billion at December 31, 2004, which are included in finance receivables, net, in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
      GMAC has subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns, and as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $194 million at December 31, 2004, of which $49 million represents GMAC’s maximum exposure to loss.
      Warehouse lending — GMAC has a facility in which it transfers mortgage warehouse-lending receivables to a 100% owned SPE which then sells a senior participation interest in the receivables to an unconsolidated qualifying special purpose entity (QSPE). The QSPE funds the purchase of the participation interest from the SPE through financing obtained from third-party asset-backed commercial paper conduits. The SPE funds the purchase of the receivables from GMAC with cash obtained from the QSPE, as well as a subordinated loan and/or an equity contribution from GMAC. The senior participation interest sold to the QSPE, and the commercial paper issued are not included in the assets or liabilities of GMAC. Once the receivables have been sold, they may not be purchased by the GMAC except in very limited circumstances, such as a breach in representations or warranties. Management has determined that GMAC is the primary beneficiary of the SPE, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $686 million at December 31, 2004, which are included in finance receivables, net of unearned income, in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
      Collateralized debt obligations (CDOs) — GMAC’s Mortgage operations sponsors, purchase subordinate and equity interests in, and serve as collateral manager for CDOs. Under CDO transactions, a trust is established that purchases a portfolio of securities and issues debt and equity certifications, representing interests in the portfolio of assets. In addition to receiving variable compensation for managing the portfolio, GMAC sometimes retains equity investments in the CDOs. The majority of the CDOs sponsored by GMAC were initially structured or have been restructured (with approval by the senior beneficial interest holders) as QSPEs, and are therefore exempt from FIN 46R.
      GMAC receives an asset management fee for purposes of surveillance of existing collateral performance. In the event that an asset is credit impaired, a call option is triggered whereby GMAC, as collateral manager, may buy the asset out of the pool and sell it to a third party. The call is triggered only by events that are outside of GMAC’s control, such as the downgrade by a rating agency of an asset in the pool or in the event

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Variable Interest Entities (continued)
more than a specified percentage of mortgage loans underlying a security are greater than 60 days delinquent (or have been liquidated). In the event the conditions under which GMAC can exercise the call option are met, GMAC recognizes these assets. In accordance with these provisions, GMAC did not recognize any assets as of December 31, 2004 or 2003.
      For the majority of GMAC’s remaining CDOs, the results of the primary beneficiary analysis support the conclusion that consolidation is not appropriate under FIN 46R, because GMAC does not have the majority of the expected losses or returns. The assets in these CDOs totaled $2.5 billion at December 31, 2004, of which GMAC’s maximum exposure to loss is $50 million, representing GMAC’s retained interests in these entities. The maximum exposure to loss would only occur in the unlikely event that there was a complete loss on GMAC’s retained interests in these entities. In addition, management has determined that for a particular CDO entity, GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $294 million at December 31, 2004, the majority of which are included in other marketable securities in the Corporation’s Consolidated Balance Sheet. The beneficiary interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
      Interests in real estate partnerships — GMAC’s Commercial Mortgage operations syndicate investments in real estate partnerships to unaffiliated investors in the form of limited partner ownership interests (typically 99.99% of the total interests). These syndicated real estate partnerships, in turn, acquire limited partner ownership interests in various operating partnerships that develop, own, and operate affordable housing properties throughout the United States. Returns to investors in the partnerships syndicated by GMAC are derived from flow-through low-income housing tax credits and tax losses generated by the underlying operating partnership entities. GMAC does have loss exposure based on its limited partnership interest and to the investors in the guaranteed syndicated real estate partnerships to which it has guaranteed a rate of return. The loss exposure represents the potential under-delivery of income tax benefits by the syndicated real estate partnerships to the investors.
      In certain syndicated real estate partnerships, GMAC has guaranteed a specified rate of return to the investors. In the event of a shortfall in the delivery of tax benefits to the investors, GMAC is required to provide funding to the syndicated real estate partnerships. Syndicated real estate partnerships that contain a guarantee (i.e., guaranteed syndicated real estate partnerships) are reflected in the Corporation’s Consolidated Financial Statements under the financing method, in accordance with SFAS No. 66, Accounting for Sales of Real Estate. Under the financing method, the assets and liabilities of the guaranteed syndicated real estate partnerships are reflected on GM’s Consolidated Balance Sheet. More specifically, cash and cash equivalents and equity method investments (in the underlying operating partnership entities) of the guaranteed syndicated real estate partnerships consist almost entirely of a financing liability (initially equal to the amount of equity contributed by each investor), payable to each tax credit fund investor. The financing liability to the investors is extinguished over the life of the guaranteed syndicated real estate partnerships, as annual tax benefits guaranteed to each investor are delivered.
      In addition to reflecting the assets and liabilities of the guaranteed syndicated real estate partnerships, GMAC has variable interests in the underlying operating partnerships (primarily in the form of limited partnership interests). The results of GMAC’s variable interest analysis indicated that it is not the primary beneficiary of these partnerships and, as a result, is not required to consolidate these entities under FIN 46R. Assets outstanding in the underlying operating partnerships approximated $5.0 billion at December 31, 2004. GMAC’s exposure to loss at such time was $708 million, representing the financing liability reflected in the Consolidated Financial Statements, or the amount payable to investors in the event of liquidation of the partnerships. GMAC’s exposure to loss increases as unaffiliated investors fund additional guaranteed commitments with GMAC, and decreases as tax benefits are delivered to unaffiliated investors. Considering such committed amounts, GMAC’s exposure to loss in future periods is not expected to exceed $1.6 billion.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 6.     Variable Interest Entities (concluded)
      Residential mortgage loan alliances — GMAC has invested in strategic alliances with several mortgage loan originators. These alliances may include common or preferred equity investments, working capital or other subordinated lending and warrants. In addition to warehouse lending arrangements, management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. Total assets in these alliances were $174 million at December 31, 2004. GMAC’s maximum exposure to loss under these alliances including commitments to lend additional funds or purchase loans at above-market rates is $285 million at December 31, 2004.
      Construction and real estate lending — GMAC uses a special purpose entity to finance construction-lending receivables. The special purpose entity purchases and holds the receivables and funds the majority of the purchases through financing obtained from third-party asset-backed commercial paper conduits. GMAC is the primary beneficiary, and as such, consolidates the entity in accordance with FIN 46R. The assets in this entity totaled $1.2 billion at December 31, 2004, which are included in finance receivables, net, in GM’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.
      GMAC has subordinated real estate lending arrangements with certain entities. These entities are created to develop land and construct residential homes. Management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. Total assets in these entities were $194 million at December 31, 2004, of which $49 million represents GMAC’s maximum exposure to loss.
      New market tax credit funds — The Corporation syndicates and manages investments in partnerships that make investments, typically mortgage loans that, in turn, qualify the partnerships to earn New Markets Tax Credits. New Markets Tax Credits permit taxpayers to receive a federal income tax credit for making qualified equity investments in community development entities. For one particular tax credit fund management has determined that GMAC does not have the majority of the expected losses or returns and, as such, consolidation is not appropriate under FIN 46R. The assets in these investments totaled $62 million at December 31, 2004, of which $45 million represents GMAC’s maximum exposure to loss. In addition to this entity, management has determined that for another tax credit fund, GMAC is a primary beneficiary and as such, consolidates the entity in accordance with FIN 46R. The assets in the entity totaled $76 million at December 31, 2004, which are included in other assets in the Corporation’s Consolidated Balance Sheet. The beneficial interest holders of this variable interest entity do not have legal recourse to the general credit of GMAC.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Finance Receivables and Securitizations

Finance Receivables — Net
      Finance receivables — net included the following (dollars in millions):

	December 31,

	2004	2003

Consumer:
Retail automotive	$92,225	$88,594
Residential mortgages	57,709	46,307

Total consumer	149,934	134,901
Commercial:
Automotive:
Wholesale	27,796	25,517
Leasing and lease financing	1,466	1,465
Term loans to dealers and others	3,662	3,912
Commercial and industrial	14,203	9,783
Commercial real estate:
Commercial mortgage	3,148	180
Real estate construction	2,810	2,053

Total commercial	53,085	42,910

Total finance receivables and loans	203,019	177,811
Allowance for financing losses	(3,419)	(3,042)

Total consolidated finance receivables — net(1)	$199,600	$174,769

(1)	Net of unearned income of $7.6 billion and $7.4 billion at December 31, 2004 and 2003, respectively.
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
      The Corporation retains servicing responsibilities for and subordinated interests in all of its securitizations of retail finance receivables and wholesale loans. Servicing responsibilities are retained for the majority of its residential and commercial mortgage loan securitizations and the Corporation may retain subordinated interests in some of these securitizations. GMAC also holds subordinated interests and acts as collateral manager in the Corporation’s collateralized debt obligation (CDO) securitization program.
      As servicer, GMAC generally receives a monthly fee stated as a percentage of the outstanding sold receivables. For retail automotive finance receivables where GMAC is paid a fee, the Corporation has

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Finance Receivables and Securitizations (continued)
concluded that the fee represents adequate compensation as a servicer and, as such, no servicing asset or liability is recognized. Considering the short-term revolving nature of wholesale loans, no servicing asset or liability is recognized upon securitization of the loans. As of December 31, 2004, the weighted average basic servicing fees for GMAC’s primary servicing activities were 100 basis points, 100 basis points, 29 basis points and 8 basis points of the outstanding principal balance for sold retail finance receivables, wholesale loans, residential mortgage loans, and commercial mortgage loans, respectively. Additionally, the Corporation retains the rights to cash flows remaining after the investors in most securitization trusts have received their contractual payments. In certain retail securitization transactions, retail receivables are sold on a servicing retained basis, but with no servicing compensation and, as such, a servicing liability is established and recorded in other liabilities. As of December 31, 2004 and December 31, 2003, servicing liabilities of $30 million and $22 million, respectively, were outstanding related to such retail securitization transactions. For mortgage servicing, the Corporation capitalizes the value expected to be realized from performing specified residential and commercial mortgage servicing activities as mortgage servicing rights.
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
      The following tables summarize pre-tax gains on securitizations and certain cash flows received from and paid to securitization trusts for transfers of finance receivables and loans that were completed during 2004, 2003, and 2002 (dollars in millions):

	Year Ended December 31, 2004

	Retail		Mortgage Loans		Commercial
	Finance	Wholesale			Mortgage
	Receivables	Loans	Residential	Commercial	Securities

Pre-tax gains on securitizations	$9	$497	$602	$54	$11
Cash flow information:
Proceeds from new securitizations	1,824	9,188	29,412	2,108	935
Servicing fees received	105	174	208	20	—
Other cash flows received on retained interests	340	808	729	216	68
Proceeds from collections reinvested in revolving securitizations	—	91,360	—	—	—
Repayments of servicing advances	75	—	947	147	—
Cash outflow information:
Servicing advances	(64)	—	(1,035)	(169)	—
Purchase obligations and options:
Representations and warranties obligations	(1)	—	(66)	—	—
Administrator or servicer actions	(75)	—	—	—	—
Asset performance conditional calls	—	—	(137)	—	—
Clean-up calls	(269)	—	(3,797)	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Finance Receivables and Securitizations (continued)

	Year Ended December 31, 2003

	Retail		Mortgage Loans		Commercial
	Finance	Wholesale			Mortgage
	Receivables	Loans	Residential	Commercial	Securities

Pre-tax gains on securitizations	$37	$488	$522	$75	$14
Cash flow information:
Proceeds from new securitizations	1,604	3,625	29,566	3,342	1,870
Servicing fees received	228	164	250	20	—
Other cash flows received on retained interests	753	174	955	317	69
Proceeds from collections reinvested in revolving securitizations	862	97,829	—	5	—
Repayments of servicing advances	114	—	1,208	116	—
Cash outflow information:
Servicing advances	(118)	—	(1,242)	(117)	—
Purchase obligations and options:(a)
Representations and warranties obligations	(25)	—	(154)	—	—
Administrator or servicer actions	(146)	—	—	—	—
Asset performance conditional calls	—	—	(122)	—	—
Clean-up calls	(885)	—	(1,919)	—	—

	Year Ended December 31, 2002

	Retail		Mortgage Loans		Commercial
	Finance	Wholesale			Mortgage
	Receivables	Loans	Residential	Commercial	Securities

Pre-tax gains on securitizations	$239	$445	$562	$30	$18
Cash flow information:
Proceeds from new securitizations	9,982	2,327	38,025	1,848	439
Servicing fees received	247	146	268	17	—
Other cash flows received on retained interests	1,361	318	1,044	86	37
Proceeds from collections reinvested in revolving securitizations	482	104,485	—	—	—
Repayments of servicing advances	117	—	1,333	116	—
Cash outflow information:
Servicing advances	(117)	—	(1,449)	(122)	—
Purchase obligations and options:(a)
Representations and warranties obligations	—	—	(70)	—	—
Administrator or servicer actions	(198)	—	—	—	—
Asset performance conditional calls	—	—	(58)	—	—
Clean-up calls	(289)	(55)	(494)	—	—

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Finance Receivables and Securitizations (continued)
      Key economic assumptions used in measuring the estimated fair value of retained interests of sales completed during 2004 and 2003, as of the dates of such sales, were as follows:

	Year Ended December 31, 2004				Year Ended December 31, 2003

		Mortgage Loans		Commercial		Mortgage Loans		Commercial
	Retail Finance			Mortgage	Retail Finance			Mortgage
	Receivables(a)	Residential(b)	Commercial	Securities	Receivables(a)	Residential(b)	Commercial	Securities

Key assumptions(c) (rates per annum):
Annual prepayment rate(d)	0.9-1.0%	0.0-51.3%	0.0-50.0%	0.0-19.9%	0.9%	3.1-59.9%	0.0-50.0%	0.0%
Weighted average life (in years)	1.6-1.8	1.1-5.5	0.4-8.8	2.5-17.4	1.6	1.1-5.9	1.4-6.2	2.5-25.1
Expected credit losses	(e)	0.0-10.9%	0.0%	0.0-3.1%	(e)	0.4-7.3%	0.0-0.8%	0.0-1.6%
Discount rate	9.5%	6.5-24.8%	4.3-15.0%	8.2-11.7%	9.5%	6.5-14.5%	2.6-10.8%	8.6-10.0%

(a)	The fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale loans.

(b)	Included within residential mortgage loans are home equity loans and lines, high loan-to-value loans and residential first and second mortgage loans.

(c)	The assumptions used to measure the expected yield on variable rate retained interests are based on a benchmark interest rate yield curve, plus a contractual spread, as appropriate. The actual yield curve utilized varies depending on the specific retained interests.

(d)	Based on the weighted average maturity (WAM) for finance receivables and constant prepayment rate (CPR) for mortgage loans and commercial mortgage securities.

(e)	Amounts totaling $39 million and $83 million at December 31, 2004 and 2003, respectively, have been established for expected credit losses on automotive finance receivables securitized in off-balance sheet transactions. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Finance Receivables and Securitizations (continued)
      The table below outlines the key economic assumptions and the sensitivity of the fair value of retained interests at December 31, 2004 to immediate 10% and 20% adverse changes in those assumptions (dollars in millions):

Mortgage Loans
	Retail Finance			Commercial
	Receivables(a)	Residential	Commercial	Mortgage Securities

Carrying value/fair value of retained interests	$ 748	$1,247	$ 443	$ 314
Weighted average life (in years)	0.1-1.5	1.1-5.4	0.1-17.3	1.5-24.1
Annual prepayment rate	0.5-1.6% WAM	0.0-55.0% CPR	0.0-55.0% CPR	0.0-21.1% CPR
Impact of 10% adverse change	$ (1)	$ (49)	$ —	$ (1)
Impact of 20% adverse change	(2)	(86)	(1)	(2)

Loss assumption	(b)	0.3-26.1%	0.0-4.2%	0.0-39.5%
Impact of 10% adverse change	$ (4)	$ (50)	$ (7)	$ (13)
Impact of 20% adverse change	(9)	(93)	(12)	(26)

Discount rate	9.5-12.0%	6.5-40.0%	3.8-26.3%	5.3-15.0%
Impact of 10% adverse change	$ (3)	$ (36)	$ (5)	$ (18)
Impact of 20% adverse change	(7)	(68)	(11)	(35)

Market rate(d)	2.7-3.6%	(c)	(c)	(c)
Impact of 10% adverse change	$ (4)	$ (15)	$ —	$ —
Impact of 20% adverse change	(8)	(30)	—	—

(a)	Fair value of retained interests in wholesale securitizations approximates cost because of the short-term and floating rate nature of wholesale receivables.

(b)	Net of a reserve for expected credit losses totaling $39 million at December 31, 2004. Such amounts are included in the fair value of the retained interests, which are classified as investment securities.

(c)	Forward benchmark interest rate yield curve plus contractual spread.

(d)	Represents the rate of return paid to the investors.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Finance Receivables and Securitizations (concluded)
      Expected static pool net credit losses include actual incurred losses plus projected net credit losses divided by the original balance of the outstandings comprising the securitization pool. The table below displays the expected static pool net credit losses based on the Corporation’s securitization transactions.

	Loans Securitized in Years Ended
	December 31,(a)

	2004	2003	2002

Retail automotive	0.4%	0.4%	0.6%
Residential mortgage	0.0- 26.1%	0.0- 26.1%	0.0- 24.8%
Commercial mortgage	0.0-4.2%	0.0- 6.6%	0.0- 4.1%
Commercial investment securities	0.0- 39.5%	0.9- 33.7%	0.3- 36.8%

(a)	Static pool losses not applicable to wholesale finance receivable securitizations because of their short-term nature.
      The following table presents components of securitized financial assets and other assets managed, along with quantitative information about delinquencies and net credit losses:

	Total Finance		Amount 60 Days or
	Receivables and Loans		More Past Due		Net Credit Losses

December 31,	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
Retail automotive	$97,631	$100,628	$806	$755	$1,044	$1,128
Residential mortgage	129,550	104,378	6,686	4,974	944	682

Total consumer	227,181	205,006	7,492	5,729	1,988	1,810

Wholesale	49,197	46,644	51	47	2	5
Commercial mortgage	21,353	22,621	410	652	130	66
Other automotive and commercial	22,155	17,364	544	636	71	194

Total commercial	92,705	86,629	1,005	1,335	203	265

Total managed portfolio(a)	319,886	291,635	$8,497	$7,064	$2,191	$2,075

Securitized finance receivables and loans	(96,801)	(94,622)
Loans held for sale (unpaid principal)	(19,941)	(19,609)

Total finance receivables and loans	$203,144	$177,404

(a)	Managed portfolio represents finance receivables and loans on the balance sheet or that have been securitized, excluding securitized finance receivables and loans that GMAC continues to service but has no other continuing involvement (i.e., in which GMAC retains an interest or risk of loss in the underlying receivables).

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Inventories

Automotive and Other Operations
      Inventories included the following (dollars in millions):

	December 31,

	2004	2003

Productive material, work in process, and supplies	$4,838	$4,899
Finished product, service parts, etc.	8,321	7,642

Total inventories at FIFO	13,159	12,541
Less LIFO allowance	(1,442)	(1,581)

Total inventories (less allowances)	$11,717	$10,960

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

Financing and Insurance Operations
      Inventories included the following (dollars in millions):

	December 31,

	2004	2003

Off-lease vehicles	$530	$642

Total consolidated inventories (less allowances)	$12,247	$11,602

NOTE 9.	Equipment on Operating Leases
      The Corporation has significant investments in its vehicle leasing portfolios. The residual values of vehicles on lease represent the estimate of the values of the assets at the end of the lease contracts and are initially determined based on appraisals and estimates. Realization of the residual values is dependent on the Corporation’s future ability to market the vehicles under then prevailing market conditions. Management reviews residual values periodically to determine that the estimates remain appropriate.

Automotive and Other Operations
      Equipment on operating leases and accumulated depreciation were as follows (dollars in millions):

	December 31,

	2004	2003

Equipment on operating leases	$7,475	$7,994
Less accumulated depreciation	(987)	(821)

Net book value	$6,488	$7,173

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.	Equipment on Operating Leases (concluded)

Financing and Insurance Operations
      Equipment on operating leases and accumulated depreciation were as follows (dollars in millions):

	December 31,

	2004	2003

Equipment on operating leases	$36,002	$33,522
Less accumulated depreciation	(8,276)	(7,944)

Net book value	$27,726	$25,578

Total consolidated net book value	$34,214	$32,751

      The lease payments to be received related to equipment on operating leases maturing in each of the five years following December 31, 2004, are as follows: Auto & Other — none, as the payment is received at lease inception and the income is deferred over the lease period; FIO — 2005-$5.7 billion; 2006-$3.9 billion; 2007-$2.3 billion; 2008-$712 million; and 2009-$38 million. There are no leases maturing after 2009.

NOTE 10.	Income Taxes
      Income from continuing operations before income taxes and minority interests included the following (dollars in millions):

	Years Ended December 31,

	2004	2003	2002

U.S. income	$242	$1,802	$(102)
Foreign income	944	1,195	2,212

Total	$1,186	$2,997	$2,110

      The provision for income taxes was estimated as follows (dollars in millions):

	Years Ended December 31,

	2004	2003	2002

Income taxes estimated to be payable currently
U.S. federal	$(282)	$167	$46
Foreign	1,018	1,159	1,702
U.S. state and local	36	414	325

Total payable currently	772	1,740	2,073

Deferred income tax expense (credit) — net
U.S. federal	(427)	134	(63)
Foreign	(1,239)	(1,136)	(1,187)
U.S. state and local	(22)	(28)	(245)

Total deferred	(1,688)	(1,030)	(1,495)

Total income taxes	$(916)	$710	$578

      Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. Cash paid for income taxes in 2004, 2003, and 2002 was $293 million, $542 million, and $1.2 billion, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Income Taxes (continued)
      Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Corporation’s share of subsidiaries’ undistributed earnings not deemed to be permanently reinvested. Taxes have not been provided on foreign subsidiaries’ earnings, which are deemed permanently reinvested, of $11.0 billion at December 31, 2004, and $11.6 billion at December 31, 2003. Quantification of the deferred tax liability, if any, associated with permanently reinvested earnings is not practicable.
      A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate was as follows (dollars in millions):

	Years Ended December 31,

	2004	2003	2002

Tax at U.S. federal statutory income tax rate	$415	$1,049	$738
State and local tax expense	(949)	21	99
Foreign rates other than 35%	(510)	(269)	(184)
Taxes on unremitted earnings of subsidiaries	(366)	(125)	(124)
Other tax credits	(41)	(52)	(82)
Settlement of prior year tax matters	(191)	(194)	18
Change in valuation allowance	1,432	566	203
ESOP dividend deduction(1)	(53)	(53)	(85)
Realization of basis differences due to foreign reorganizations	(483)	—	—
Medicare Prescription Drug Benefit	(211)	—	—
Loss carryforward related to investment write-down	(168)	—	—
Stock contribution to pension plans(2)	—	(87)	—
Other adjustments	209	(146)	(5)

Total income tax	$(916)	$710	$578

(1)	Deduction for dividends paid on GM $1 2/3 par value common stock held under the employee stock ownership portion of the GM Savings Plans, pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001.

(2)	Additional tax benefit related to the GM Class H Common Stock contribution to the pension and VEBA plans.
      Deferred income tax assets and liabilities for 2004 and 2003 reflect the effect of temporary differences between amounts of assets, liabilities, and equity for financial reporting purposes and the bases of such assets, liabilities, and equity as measured by tax laws, as well as tax loss and tax credit carryforwards.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Income Taxes (continued)
      Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following (dollars in millions):

	December 31,

	2004 Deferred Tax		2003 Deferred Tax

	Assets	Liabilities	Assets	Liabilities

Postretirement benefits other than pensions	$9,377	$—	$15,280	$—
Pension and other employee benefit plans	3,787	13,408	4,060	12,521
Warranties, dealer and customer allowances, claims, and discounts	6,907	42	6,541	108
Depreciation and amortization	5,043	3,118	3,901	2,832
Tax carryforwards	10,422	—	3,784	—
Lease transactions	19	3,801	10	4,297
Miscellaneous foreign	4,401	2,300	5,562	2,602
Other	9,050	3,804	7,721	2,885

Subtotal	49,006	26,473	46,859	25,245
Valuation allowances	(3,052)	—	(1,620)	—

Total deferred taxes	$45,954	$26,473	$45,239	$25,245

Net deferred tax assets	$19,481		$19,994

      Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2004	2003

Current deferred tax assets	$8,883	$9,104
Current deferred tax liabilities	(5,226)	(5,671)
Non-current deferred tax assets	17,676	18,398
Non-current deferred tax liabilities	(1,852)	(1,837)

Total	$19,481	$19,994

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10.	Income Taxes (concluded)
probable and estimable. The amount of the liability is based on management’s best estimate given the Corporation’s history with similar matters and interpretations of current laws and regulations.

NOTE 11.	Property — Net
      Property — net was as follows (dollars in millions):

	Estimated	December 31,
	Useful Lives
	(Years)	2004	2003

Automotive and Other Operations
Land	—	$967	$1,004
Buildings and land improvements	2-40	15,636	15,272
Machinery and equipment	3-30	45,796	44,851
Construction in progress	—	3,807	2,722

Real estate, plants, and equipment		66,206	63,849
Less accumulated depreciation		(39,405)	(37,535)

Real estate, plants, and equipment — net		26,801	26,314
Special tools — net		10,369	9,757

Total property — net		$37,170	$36,071

Financing and Insurance Operations
Equipment and other	2-10	$3,086	$2,921
Less accumulated depreciation		(1,236)	(1,020)

Total property — net		$1,850	$1,901

Total consolidated property — net		$39,020	$37,972

      Depreciation and amortization expense was as follows (dollars in millions):

	Years Ended December 31,

	2004	2003	2002

Automotive and Other Operations
Depreciation	$5,028	$4,526	$3,675
Amortization of special tools	3,563	3,391	2,648
Amortization of intangible assets	38	29	1

Total	$8,629	$7,946	$6,324

Financing and Insurance Operations
Depreciation	$5,512	$5,556	$5,226
Amortization of intangible assets	11	11	19

Total	$5,523	$5,567	$5,245

Total consolidated depreciation and amortization	$14,152	$13,513	$11,569

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Goodwill and Intangible Assets
      The components of the Corporation’s intangible assets as of December 31, 2004 and 2003 were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount

December 31, 2004
Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$69	$234
Non-amortizing intangible assets:
Goodwill			600
Prepaid pension asset (Note 16)			765

Total goodwill and intangible assets			$1,599
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$73	$41	$32
Trademarks and other	40	20	20
Covenants not to compete	18	18	—

Total	$131	$79	$52

Non-amortizing intangible assets:
Goodwill			3,274

Total goodwill and intangible assets			3,326

Total consolidated goodwill and intangible assets			$4,925

December 31, 2003
Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$31	$272
Non-amortizing intangible assets:
Goodwill			567
Prepaid pension asset (Note 16)			640

Total goodwill and intangible assets			$1,479
Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$65	$31	$34
Trademarks and other	40	16	24
Covenants not to compete	18	18	—

Total	$123	$65	$58

Non-amortizing intangible assets:
Goodwill			3,223

Total goodwill and intangible assets			3,281

Total consolidated goodwill and intangible assets			$4,760

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Goodwill and Intangible Assets (concluded)
      Aggregate amortization expense on existing acquired intangible assets was $49 million for the year ended December 31, 2004. Estimated amortization expense in each of the next five years is as follows: 2005 — $49 million; 2006 — $48 million; 2007 — $48 million; 2008 — $45 million; and 2009 — $35 million.
      The changes in the carrying amounts of goodwill were as follows (dollars in millions):

			Total
			Auto &
	GMNA	GME	Other	GMAC		Total GM

Balance as of December 31, 2002	$139	$338	$477	$3,273		$3,750
Goodwill acquired during the period	—	—	—	18		18
Goodwill written off related to sale of business units	(4)	—	(4)	—		(4)
Effect of foreign currency translation	6	75	81	51		132
Other	13	—	13	(119	)(1)	(106)

Balance as of December 31, 2003	154	413	567	3,223		3,790
Goodwill acquired during the period	—	—	—	16		16
Effect of foreign currency translation	5	33	38	35		73
Other	(5)	—	(5)	—		(5)

Balance as of December 31, 2004	$154	$446	$600	$3,274		$3,874

(1)	In September 2003, GMAC received $110 million related to a settlement of a claim involving the 1999 acquisition of the asset-based lending and factoring business of The Bank of New York. Of the settlement amount, $109 million represented a purchase price adjustment, reducing the related goodwill; the remainder represented a reimbursement of tax claims paid on behalf of The Bank of New York.

NOTE 13.	Other Assets

Automotive and Other Operations
      Other assets included the following (dollars in millions):

	December 31,

	2004	2003

Investments in equity securities	$350	$470
Prepaid pension benefit cost (Note 16)	38,919	40,248
Other	1,575	1,544

Total other assets	$40,844	$42,262

      Investments in equity securities at December 31, 2004 and 2003 include the fair value of investments in equity securities classified as available-for-sale for all periods presented. It is GM’s intent to hold these securities for longer than one year. Balances include historical costs of $144 million and $114 million with unrealized gains of $209 million and $142 million and unrealized losses of $3 million and $6 million at December 31, 2004 and 2003, respectively.
      Also included in investments in equity securities at December 31, 2003 is GM’s investment in the common stock of Fiat Auto Holdings B.V. (FAH), the entity that is the sole shareholder of Fiat Auto S.p.A. (Fiat Auto), acquired for $2.4 billion in 2000. Subsequent to that acquisition, unfavorable European market

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Other Assets (continued)
conditions and other factors led to deterioration in the performance of Fiat Auto. Accordingly, GM commenced a review of the appropriate carrying value of GM’s investment in FAH, completed in the third quarter of 2002, which resulted in a non-cash charge of $2.2 billion ($1.4 billion after-tax), recorded in cost of sales and other expenses in the Other segment of Auto & Other. This write-down brought the carrying value of GM’s investment in FAH from $2.4 billion to $220 million. The carrying value was based on GM’s interest in the estimated market value of FAH equity, which comprises FAH’s ownership of Fiat Auto, including 50% ownership interests in the purchasing and powertrain joint ventures between GM and Fiat Auto. GM’s investment in FAH was reduced from 20% to 10% when Fiat recapitalized FAH in 2003.
      In the fourth quarter of 2004, GM completed its annual review of its investment in FAH. As a result of further deterioration in the performance of Fiat Auto and its current debt structure, GM recorded a non-cash charge of $220 million ($136 million, after-tax) to reduce the carrying value of GM’s investment in FAH to zero.

Financing and Insurance Operations
      Other assets included the following (dollars in millions):

	December 31,

	2004	2003

Mortgage servicing rights	$3,890	$3,720
Premiums and other insurance receivables	1,763	1,960
Deferred policy acquisition costs	1,444	1,038
Derivative assets	9,489	10,026
Repossessed and foreclosed assets, net	615	594
Equity investments	1,751	1,560
Intangible assets (Note 12)	3,326	3,281
Property (Note 11)	1,850	1,901
Cash deposits held for securitization trusts	1,836	1,922
Restricted cash collections for securitization trusts	2,217	2,291
Accrued interest and rent receivable	1,178	767
Real estate investments	1,473	1,219
Debt issuance costs	753	716
Servicer advances	769	946
Inventory (Note 8)	530	642
Other	2,307	3,092

Total other assets	$35,191	$35,675

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	Other Assets (concluded)

Reclassification for Consolidated Balance Sheet Presentation

	December 31,

	2004	2003

Auto & Other — other assets, as detailed above	$40,844	$42,262
FIO — other assets, as detailed above	35,191	35,675

Subtotal	76,035	77,937

Prepaid assets and other	1,874	1,560
Inventory (Note 8)	(530)	(642)
Accounts receivable	(14,523)	(15,152)
Intangible assets (Note 12)	(3,326)	(3,281)
Property (Note 11)	(1,850)	(1,901)

Total consolidated other assets	$57,680	$58,521

NOTE 14.	Accrued Expenses, Other Liabilities, and Deferred Income Taxes

Automotive and Other Operations
      Accrued expenses, other liabilities, and deferred income taxes included the following (dollars in millions):

	December 31,

	2004	2003

Dealer and customer allowances, claims, and discounts	$11,493	$11,145
Deferred revenue and deposits from rental car companies	13,239	13,679
Policy, product warranty, and recall campaigns	9,133	8,674
Payrolls and employee benefits (excludes postemployment)	4,642	5,081
Unpaid losses under self-insurance programs	1,784	2,027
Taxes, other than income	2,993	3,437
Interest	922	932
Postemployment benefits (including extended disability benefits)	1,163	1,212
Fiat Settlement (Note 25)	1,364	—
Other	8,629	8,393

Total accrued expenses and other liabilities	$55,362	$54,580
Pensions	84	72
Postretirement benefits	3,890	3,210
Deferred income taxes	3,072	3,545

Total accrued expenses, other liabilities, and deferred income taxes	$62,408	$61,407

Current	$46,202	$45,317
Non-current	16,206	16,090

Total accrued expenses, other liabilities, and deferred income taxes	$62,408	$61,407

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.	Accrued Expenses, Other Liabilities, and Deferred Income Taxes (concluded)

	December 31,

	2004	2003

Policy, product warranty and recall campaigns liability
Beginning balance	$8,674	$8,850
Payments	(4,608)	(4,435)
Increase in liability (warranties issued during period)	4,980	4,390
Adjustments to liability (pre-existing warranties)	(85)	(367)
Effect of foreign currency translation	172	236

Ending balance	$9,133	$8,674

Financing and Insurance Operations
      Other liabilities and deferred income taxes included the following (dollars in millions):

	December 31,

	2004	2003

Unpaid insurance losses, loss adjustment expenses, and unearned insurance premiums	$7,232	$6,568
Interest	3,413	3,135
Deposits	7,477	5,074
Interest rate derivatives	934	1,121
Other	3,922	4,048

Total other liabilities	$22,978	$19,946
Postretirement benefits	815	797
Deferred income taxes	4,006	3,963

Total other liabilities and deferred income taxes	$27,799	$24,706

Total consolidated accrued expenses and other liabilities	$78,340	$74,526

Total consolidated deferred income tax liability (Note 10)	$7,078	$7,508

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Long-Term Debt and Loans Payable

Automotive and Other Operations
      Long-term debt and loans payable were as follows (dollars in millions):

	Weighted-
	Average
	Interest Rate		December 31,

	2004	2003	2004	2003

Long-term debt and loans payable
Payable within one year
Current portion of long-term debt(1)	5.7%	1.4%	$584	$1,090
All other	3.0%	3.3%	1,478	1,723

Total loans payable			2,062	2,813
Payable beyond one year(1)	6.8%	6.8%	30,425	29,632
Unamortized discount			(103)	(108)
Mark-to-market adjustment			138	69

Total long-term debt			30,460	29,593

Total long-term debt and loans payable			$32,522	$32,406

(1)	The weighted-average interest rates include the impact of interest rate swap agreements.
      Long-term debt payable beyond one year at December 31, 2004 included maturities as follows: 2006 — $552 million; 2007 — $262 million; 2008 — $1.6 billion; 2009 — $296 million; 2010 and after — $27.7 billion.
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
      GM’s Auto & Other business maintains substantial lines of credit with various banks that totaled $9.0 billion at December 31, 2004, of which $3.4 billion represented short-term credit facilities and $5.6 billion represented long-term credit facilities. At December 31, 2003, bank lines of credit totaled $8.3 billion, of which $2.6 billion represented short-term credit facilities and $5.7 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $2.7 billion and $5.6 billion at December 31, 2004, compared with $2.1 billion and $5.7 billion at December 31, 2003. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Long-Term Debt and Loans Payable (concluded)

Financing and Insurance Operations
      Debt was as follows (dollars in millions):

	Weighted-
	Average
	Interest Rate		December 31,

	2004	2003	2004	2003

Payable within one year
Current portion of long-term debt(1)	3.9%	3.1%	$37,300	$34,284
Commercial paper(1)	2.5%	2.1%	8,416	13,182
All other	2.8%	2.6%	45,327	30,344

Total loans payable			91,043	77,810
Payable beyond one year(1)	4.9%	5.0%	176,090	160,108
Unamortized discount			(650)	(679)
Mark to market adjustment			1,274	2,111

Total long-term debt			176,714	161,540

Total debt and loans payable			$267,757	$239,350

Total consolidated notes and loans payable			$300,279	$271,756

(1)	The weighted-average interest rates include the impact of interest rate swap agreements.
      Debt payable beyond one year at December 31, 2004 included maturities as follows: 2006 — $38.8 billion; 2007 — $24.3 billion; 2008 — $11.4 billion; 2009 — $9.6 billion; 2010 and after — $91.9 billion. Amounts payable beyond one year after consideration of foreign currency swaps at December 31, 2004 included $22.7 billion in currencies other than the U.S. dollar, primarily the Canadian dollar ($7.2 billion), the euro ($6.0 billion), the U.K. pound sterling ($4.9 billion), and the Australian dollar ($1.7 billion).
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
      GM’s FIO business maintains substantial lines of credit with various banks that totaled $60.3 billion at December 31, 2004, of which $23 billion represented short-term credit facilities and $37.3 billion represented long-term credit facilities. At December 31, 2003, bank lines of credit totaled $54.4 billion, of which $18.5 billion represented short-term credit facilities and $35.9 billion represented long-term credit facilities. The unused short-term and long-term portions of the credit lines totaled $8.5 billion and $35.9 billion at December 31, 2004 compared with $6 billion and $35.2 billion at December 31, 2003. Certain bank lines of credit contain covenants with which the Corporation and applicable subsidiaries were in compliance throughout the year ended December 31, 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      GM’s funding policy with respect to its qualified pension plans is to contribute annually not less than the minimum required by applicable law and regulations, or to directly pay benefit payments where appropriate. GM made pension contributions to the U.S. hourly and salaried, other U.S., and primary non-U.S. pension plans, or made direct payments where appropriate, as follows (dollars in millions):

	2004	2003	2002

U.S. hourly and salaried	$—	$18,504	$4,800
Other U.S.	117	117	98
Primary non-U.S.(1)	763	374	210

(1)	GM’s primary non-U.S. pension plans include its GM Canada Limited, Adam Opel and Vauxhall plans.
      In 2005, GM does not have any contributions due for its U.S. hourly and salaried pension plans. It also does not anticipate making any discretionary contributions to its U.S. hourly and salaried pension plans. GM expects to contribute or pay benefits of approximately $117 million to its other U.S. pension plans and $464 million to its primary non-U.S. pension plans during 2005.
      Additionally, GM maintains hourly and salaried benefit plans that provide postretirement medical, dental, vision, and life insurance to most U.S. retirees and eligible dependents. The cost of such benefits is recognized in the consolidated financial statements during the period employees provide service to GM. Certain of the Corporation’s non-U.S. subsidiaries have postretirement benefit plans, although most participants are covered by government sponsored or administered programs. The cost of such programs generally is not significant to GM. In 2004, GM contributed a total of $9.0 billion to plan assets including $8.8 billion to its U.S. hourly and salaried Voluntary Employees’ Beneficiary Association (VEBA) trusts for other postretirement employee benefit (OPEB) plans (consisting of $8.4 billion in cash and $0.4 billion in XM Satellite Radio Holdings, Inc. common stock shares) and $0.2 billion to a salaried 401(h) account. This was the first such contribution related to the salaried OPEB plan and 401(h) account. GM contributed $3.3 billion and $1.0 billion to its hourly VEBA trust during 2003 and 2002, respectively. Contributions by participants to the other OPEB plans were $87 million and $84 million for the years ended December 31, 2004 and 2003, respectively. GM does not anticipate making any contributions to the VEBA trusts or 401(h) accounts for OPEB funding during 2005.
      GM uses a December 31 measurement date for the majority of its U.S. pension plans and a September 30 measurement date for U.S. OPEB plans. GM’s measurement dates for its Canadian, Adam Opel and Vauxhall Motors primary non-U.S. pension plans are December 1, October 1, and October 1, respectively.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Pensions and Other Postretirement Benefits (continued)

	U.S. Plans		Non-U.S. Plans
	Pension Benefits		Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

	(Dollars in millions)
Change in benefit obligations
Benefit obligation at beginning of year	$87,285	$79,617	$15,088	$12,129	$67,542	$57,195
Service cost	1,097	919	247	228	605	537
Interest cost	5,050	5,162	892	803	3,927	3,798
Plan participants’ contributions	22	22	26	23	87	84
Amendments	54	2,244	163	—	10	—
Actuarial losses	3,683	5,684	1,040	222	8,815	9,026
Benefits paid	(6,605)	(6,501)	(806)	(732)	(3,804)	(3,621)
Exchange rate movements	—	—	1,201	2,398	—	—
Curtailments, settlements, and other	174	138	205	17	292	523

Benefit obligation at end of year	90,760	87,285	18,056	15,088	77,474	67,542

Change in plan assets
Fair value of plan assets at beginning of year	86,169	60,498	7,560	5,943	9,998	5,794
Actual return on plan assets	11,046	13,452	814	703	981	865
Employer contributions	117	18,621	802	442	5,037	3,339
Plan participants’ contributions	22	22	26	23	—	—
Benefits paid	(6,605)	(6,501)	(806)	(732)	—	—
Exchange rate movements	—	—	627	1,181	—	—
Curtailments, settlements, and other	137	77	—	—	—	—

Fair value of plan assets at end of year	90,886	86,169	9,023	7,560	16,016	9,998

Funded status(1)	126	(1,116)	(9,033)	(7,528)	(61,458)	(57,544)
Unrecognized actuarial loss	31,604	32,997	5,411	4,401	28,671	20,998
Unrecognized prior service cost	5,862	7,087	808	694	(394)	(569)
Unrecognized transition obligation	—	—	39	43	—	—
Employer contributions in fourth quarter	—	—	—	—	4,000	—
Benefits paid in fourth quarter	—	—	—	—	999	742

Net amount recognized	$37,592	$38,968	$(2,775)	$(2,390)	$(28,182)	$(36,373)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$38,570	$39,904	$349	$344	$—	$—
Accrued benefit liability	(1,152)	(1,139)	(8,303)	(6,885)	(28,182)	(36,373)
Intangible asset	—	1	765	639	—	—
Accumulated other comprehensive income	174	202	4,414	3,512	—	—

Net amount recognized	$37,592	$38,968	$(2,775)	$(2,390)	$(28,182)	$(36,373)

(1)	Includes overfunded status of the combined U.S. hourly and salaried pension plans of $1.6 billion as of December 31, 2004, and $0.3 billion as of December 31, 2003.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Pensions and Other Postretirement Benefits (continued)
      The total accumulated benefit obligation, the accumulated benefit obligation and fair value of plan assets for GM’s pension plans with accumulated benefit obligations in excess of plan assets, and the projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows (dollars in millions):

	U.S. Plans		Non-U.S. Plans

	2004	2003	2004	2003

Accumulated Benefit Obligation	$88,053	$84,821	$17,097	$14,228
Plans with ABO in excess of plan assets
ABO	$1,224	$1,310	$16,631	$13,838
Fair value of plan assets	85	187	8,388	7,003
Plans with PBO in excess of plan assets
PBO	$31,176	$30,087	$17,907	$14,965
Fair value of plan assets	29,548	27,778	8,708	7,273
      The components of pension and OPEB expense along with the assumptions used to determine benefit obligations are as follows (dollars in millions):

				Non-U.S. Plans Pension
	U.S. Plans Pension Benefits			Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Components of expense
Service cost	$1,097	$919	$864	$247	$228	$194	$637	$537	$505
Interest cost	5,050	5,162	5,273	892	803	700	4,119	3,798	$3,686
Expected return on plan assets	(7,823)	(6,374)	(7,096)	(669)	(573)	(580)	(1,095)	(444)	(390)
Amortization of prior service cost	1,279	1,148	1,253	93	101	93	(79)	(12)	(14)
Amortization of transition obligation/(asset)	—	—	—	7	11	25	—	—	—
Recognized net actuarial loss	1,857	1,744	730	188	167	62	1,579	768	351
Medicare Part D	—	—	—	—	—	—	(603)	—	—
Curtailments, settlements, and other	34	27	211	204	49	51	—	3	—

Net expense	$1,494	$2,626	$1,235	$962	$786	$545	$4,558	$4,650	$4,138

Weighted-average assumptions used to determine benefit obligations at December 31(1)
Discount rate	5.60%	6.00%	6.75%	5.61%	6.12%	6.23%	5.75%	6.25%	6.75%
Rate of compensation increase	5.0%	5.0%	5.0%	3.2%	3.4%	3.4%	3.9%	4.1%	4.3%
Weighted-average assumptions used to determine net expense for years ended December 31(2)
Discount rate	6.00%	6.75%	7.25%	6.12%	6.23%	6.81%	6.25%	6.75%	7.25%
Expected return on plan assets	9.0%	9.0%	10.0%	8.4%	8.5%	8.8%	8.0%	7.0%	7.9%
Rate of compensation increase	5.0%	5.0%	5.0%	3.4%	3.4%	3.8%	4.1%	4.3%	4.7%

(1)	Determined as of end of year

(2)	Determined as of beginning of year

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Pensions and Other Postretirement Benefits (continued)
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
      GM’s long-term strategic mix and expected return on assets assumptions are derived from detailed periodic studies conducted by GM’s actuaries and GM’s asset management group. The U.S. study includes a review of alternative asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the funds’ asset mix. The primary non-U.S. plans conduct similar studies in conjunction with local actuaries and asset managers. While the studies give appropriate consideration to recent fund performance and historical returns, the assumptions are primarily long-term, prospective rates.
      The capital market assumptions underpinning GM’s long-term strategic mix and long-term expected return assumptions are reexamined annually. Based on a study conducted in 2002, GM revised its expected long-term return assumption for its U.S. plans effective January 1, 2003 to 9%, a reduction from its previous level of 10%. The subsequent reexamination of capital market assumptions in 2004 reaffirmed both the 9% long-term expected return assumption and the changes in GM’s long-term strategic allocation.
      The strategic mix for U.S. pension plans that was implemented in the latter part of 2003 and the first half of 2004 has reduced exposure to equity market risks and increased allocation to asset classes which are not highly correlated as well as asset classes where active management has historically generated excess returns and places greater emphasis on manager skills to produce excess return while employing various risk mitigation strategies to reduce volatility. As of December 31, 2004, GM pension assets had the following allocation ranges: global equity, 41%-49%; global bonds, 30%-36%; real estate, 8%-12%; and alternatives, 9%-13%. Overall, this strategic policy mix is expected to result in comparable but less volatile returns than GM’s prior asset mix.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Pensions and Other Postretirement Benefits (concluded)
      U.S. and non-U.S. pension plans and OPEB plans have the following asset allocations, as of their respective measurement dates in 2003 and 2004:

	Plan Assets		Plan Assets Primary
	U.S. Pension Plans		Non-U.S. Pension Plans		Plan Assets OPEB

	Actual Percentage of		Actual Percentage of		Actual Percentage of
	Plan Assets		Plan Assets		Plan Assets

Asset Category	2004	2003	2004	2003	2004	2003

Equity Securities	47%	49%	61%	61%	41%	38%
Debt Securities	35%	31%	31%	30%	48%	58%
Real Estate	8%	8%	8%	9%	2%	1%
Other	10%	12%	0%	0%	9%	3%

Total	100%	100%	100%	100%	100%	100%

      Equity securities include GM common stock in the amounts of $29 million (less than 1% of total pension plan assets) and $41 million (less than 1% of total pension plan assets) at December 31, 2004 and 2003, respectively.
      On December 8, 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Act introduces a prescription drug benefit beginning in 2006 under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to the levels of benefits provided under GM’s U.S. health care plans, management has concluded that GM’s U.S. health care plans are at least actuarially equivalent to Medicare Part D.
      GM elected not to defer accounting for the effects of the Act and remeasured GM’s postretirement benefit obligation as of December 8, 2003. The remeasurement reduced GM’s December 31, 2004 APBO by $4.1 billion, increased plan assets by $0.4 billion, and decreased the unrecognized actuarial loss by $4.6 billion. The effect of the Act on 2004 OPEB expense is reflected in the tables above.
      In accordance with GAAP, the effect of the Act is not reflected in the table above for December 31, 2003 data; however it is reflected in December 31, 2004 data.
      The following benefit payments, which reflect estimated future employee service, as appropriate, are expected to be paid (dollars in millions):

	Pension Benefits		Other Benefits

			Gross	Gross Medicare
		Primary Non-	Benefit	Part D
	U.S. Plans	U.S. Plans	Payments	Receipts

2005	$6,721	$854	$4,177	$—
2006	6,745	870	4,306	190
2007	6,786	902	4,501	280
2008	6,840	934	4,731	306
2009	6,874	969	4,939	331
2010-2014	$34,371	$5,414	$26,847	$1,932

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingent Matters

Commitments
      GM had the following minimum commitments under noncancelable capital leases having remaining terms in excess of one year, primarily for property (dollars in millions):

						2010 and
	2005	2006	2007	2008	2009	After

Minimum commitments	$132	$126	$133	$411	$114	$862
Sublease income	(19)	(19)	(19)	(19)	(19)	(317)

Net minimum commitments	$113	$107	$114	$392	$95	$545

      GM had the following minimum commitments under noncancelable operating leases having remaining terms in excess of one year, primarily for property (dollars in millions):

						2010 and
	2005	2006	2007	2008	2009	After

Minimum commitments	$898	$946	$782	$1,290	$674	$4,249
Sublease Income	(236)	(237)	(239)	(237)	(230)	(2,762)

Net minimum commitments	$662	$709	$543	$1,053	$444	$1,487

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
      GM has guarantees related to its performance under operating lease arrangements and the residual value of leased assets totaling $639 million. Expiration dates vary, and certain leases contain renewal options. The fair value of the underlying assets is expected to fully mitigate GM’s obligations under these guarantees. Accordingly, no liabilities were recorded with respect to such guarantees.
      Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the supplier’s assets and agreements with third parties that guarantee fulfillment of certain suppliers’ commitments. The maximum exposure under these commitments amounts to $131 million.
      The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At December 31, 2004, approximately $55 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.8 billion.
      In connection with certain divestitures prior to January 1, 2003, GM has provided guarantees with respect to benefits for former GM employees relating to pensions, postretirement health care and life insurance. Due to the nature of these indemnities, the maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation’s obligations under them are not probable and estimable.
      In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.	Commitments and Contingent Matters (concluded)
GM’s maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities as the Corporation’s obligations under them are not probable and estimable.
      In addition to the above, in the normal course of business GM periodically enters into agreements that incorporate indemnification provisions. While the maximum amount to which GM may be exposed under such agreements cannot be estimated, it is the opinion of management that these guarantees and indemnifications are not expected to have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

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
      GM has established reserves for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or other treble damage claims, or demands for recall campaigns, environmental remediation programs, or sanctions, that if granted, could require the Corporation to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2004. After discussion with counsel, it is the opinion of management that such liability is not expected to have a material adverse effect on the Corporation’s consolidated financial condition or results of operations.

NOTE 18.	Stockholders’ Equity
      The following table presents changes in capital stock for the period from January 1, 2002 to December 31, 2004 (dollars in millions):

	Common Stocks
			Total
	$1 2/3		Capital
	Par Value	Class H	Stock

Balance at January 1, 2002	$932	$88	$1,020
Shares issued	4	8	12

Balance at December 31, 2002	936	96	1,032
Shares issued	1	15	16
Hughes split-off	—	(111)	(111)

Balance at December 31, 2003	937	—	937
Shares issued	5	—	5

Balance at December 31, 2004	$942	$—	$942

GM Class H Stock
      Effective December 22, 2003, GM split off Hughes by distributing Hughes common stock to the holders of GM Class H common stock in exchange for all outstanding shares of GM Class H common stock. All shares of GM Class H common stock were then cancelled.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18.	Stockholders’ Equity (concluded)

Preference Stock
      On June 24, 2002, approximately 2.7 million shares of GM Series H 6.25% Automatically Convertible Preference Stock held by AOL Time Warner (AOL) mandatorily converted into approximately 80 million shares of GM Class H common stock as provided for pursuant to the terms of the preference stock. GM originally issued the shares of preference stock to AOL in 1999 in connection with AOL’s $1.5 billion investment in, and its strategic alliance with, Hughes. The preference stock accrued quarterly dividends at a rate of 6.25% per year. No GM preference stock has been issued or outstanding since.

Common Stocks
      The liquidation rights of the GM $1 2/3 par value common stock are subject to certain adjustments if outstanding common stock is subdivided, by stock split or otherwise.

Other Comprehensive Income
      The changes in the components of other comprehensive income (loss) are reported net of income taxes, as follows (dollars in millions):

	Years Ended December 31,

	2004			2003			2002

	Pre-tax	Tax Exp.	Net	Pre-tax	Tax Exp.	Net	Pre-tax	Tax Exp.	Net
	Amount	(Credit)	Amount	Amount	(Credit)	Amount	Amount	(Credit)	Amount

Foreign currency translation adjustments	$1,237	$616	$621	$1,642	$673	$969	$67	$(18)	$85
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain	299	114	185	465	166	299	(501)	(166)	(335)
Reclassification adjustment	(80)	(28)	(52)	(84)	(31)	(53)	611	220	391

Net unrealized gain	219	86	133	381	135	246	110	54	56
Minimum pension liability Adjustment	(874)	(303)	(571)	33,378	12,623	20,755	(21,746)	(8,127)	(13,619)
Net unrealized gain on Derivatives	701	163	538	329	73	256	151	49	102
Amounts attributable to Hughes	—	—	—	—	—	—	(300)	(139)	(161)

Other comprehensive income (loss)	$1,283	$562	$721	$35,730	$13,504	$22,226	$(21,718)	$(8,181)	$(13,537)

NOTE 19.	Earnings Per Share Attributable to Common Stocks
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Earnings Per Share Attributable to Common Stocks (continued)
potential common shares would have an antidilutive effect. The attribution of earnings to each class of GM common stock was as follows (dollars in millions):

	Years Ended December 31,

	2004	2003	2002

Earnings attributable to common stocks $1 2/3 par value
Continuing operations	$2,804	$2,899	$1,813
Discontinued operations	—	(48)	(90)
Gain on sale of discontinued operations	—	1,249	—

Earnings attributable to $1 2/3 par value	$2,804	$4,100	$1,723
Earnings from discontinued operations attributable to Class H	$—	$(241)	$(195)

Total earnings attributable to common stocks	$2,804	$3,859	$1,528

      Earnings attributable to GM $1 2/3 par value common stock for each period represent the earnings attributable to all GM common stocks, reduced by the Available Separate Consolidated Net Income (ASCNI) of Hughes for the respective periods for which GM H stock was outstanding.
      The calculated losses used for computation of the ASCNI of Hughes are then multiplied by a fraction, the numerator of which is equal to the weighted-average number of shares of GM Class H common stock outstanding (1.1 billion as of December 22, 2003, and 920 million as of December 31, 2002) and the denominator of which is a number equal to the weighted-average number of shares of GM Class H common stock which if issued and outstanding would represent a 100% interest in the earnings of Hughes (the “Average Class H dividend base”). The Average Class H dividend base was 1.4 billion at December 22, 2003, and 1.3 billion as of December 31, 2002.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Earnings Per Share Attributable to Common Stocks (continued)
      The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (dollars in millions except per share amounts):

	$1 2/3 Par Value Common Stock

			Per Share
	Income	Shares	Amount

Year ended December 31, 2004
Basic EPS
Income from continuing operations attributable to common stocks	$2,804	565	$4.97
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	2	(0.03)

Diluted EPS
Adjusted income attributable to common stocks	$2,804	567	$4.94

Year ended December 31, 2003
Basic EPS
Income from continuing operations attributable to common stocks	$2,899	561	$5.17
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	8	(0.08)

Diluted EPS
Adjusted income attributable to common stocks	$2,899	569	$5.09

Year ended December 31, 2002
Basic EPS
Income from continuing operations attributable to common stocks	$1,813	560	$3.24
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	2	(0.01)

Diluted EPS
Adjusted income attributable to common stocks	$1,813	562	$3.23

      Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since the instruments’ underlying exercise prices were greater than the average market prices of GM $1 2/3 par value common stock and inclusion would be antidilutive. Such shares not included in the computation of diluted earnings per share were 88 million, 176 million, and 66 million as of December 31, 2004, 2003, and 2002, respectively.
      As of December 31, 2004 GM had $8.1 billion of convertible debentures outstanding, including $1.2 billion principal amount of 4.5% Series A convertible senior debentures due 2032 (Series A), $2.6 billion principal amount of 5.25% Series B convertible senior debentures due 2032 (Series B), and $4.3 billion principal amount of 6.25% Series C convertible senior debentures due 2033 (Series C). In October 2004, the FASB ratified the consensus of the EITF with respect to Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” On November 5, 2004, GM unilaterally and irrevocably waived, and relinquished, its right (the waiver) to use stock, and has committed to use cash, to settle the principal amount of the securities if (1) holders ever choose to convert the securities or (2) GM is ever required by holders to repurchase the securities. GM retains the right to use either cash or stock to settle any amount that might become due to security holders in excess of the principal amount (the in-the-money

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.	Earnings Per Share Attributable to Common Stocks (concluded)
amount). The various circumstances under which conversion of the securities may occur are described in the paragraphs 1-4 below, while paragraph 5 describes the circumstances under which GM might be required to repurchase the securities.

1) If the closing sale price of GM’s $1 2/3 par value common stock exceeds 120% of the conversion price (of $70.20 for Series A, of $64.90 for Series B and of $47.62 for Series C respectively) for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter; or

2) During the five business day period after any nine consecutive trading day period in which the trading price of the debentures for each day of such period was less than 95% of the product of the closing sale price of GM’s $1 2/3 par value common stock multiplied by the number of shares issuable upon conversion of $25.00 principal amount of the debentures; or

3) If the debentures have been called for redemption (Series A on March 6, 2007, Series B on March 6, 2009 and Series C on July 20, 2010); or

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

Cash Flow Hedges
      GM uses financial instruments designated as cash flow hedges to hedge the Corporation’s exposure to foreign currency exchange risk associated with buying, selling, and financing in currencies other than the local currencies in which it operates, and to variability in cash flows related to its exposure to commodity price risk associated with changes in prices of commodities used in its automotive business, primarily nonferrous metals used in the manufacture of automotive components and to hedge exposure to variability in cash flows related to floating rate and foreign currency financial instruments. For transactions denominated in foreign currencies, GM typically hedges forecasted and firm commitment exposures up to three years in the future. For commodities, GM typically hedges exposures up to three years in the future. For the year ended December 31, 2004, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $26 million. For the year ended December 31, 2003, hedge ineffectiveness associated with instruments designated as cash flow hedges decreased cost of sales and other expenses by $19 million. Derivative gains and losses included in other comprehensive income are reclassified into earnings at the time that the associated hedged transactions impact the income statement. For the year ended December 31, 2004,

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20.	Derivative Financial Instruments and Risk Management (concluded)
net derivative gains of $245 million were reclassified to cost of sales and other expenses. For the year ended December 31, 2003, net derivative gains of $245 million were likewise reclassified. These net losses/gains were offset by net gains/losses on the transactions being hedged. Approximately $157 million of net derivative gains included in other comprehensive income at December 31, 2004, is expected to be reclassified into earnings within 12 months from that date. During 2004, there were net gains of approximately $26 million, which were reclassified into earnings as a result of discontinuance of cash flow hedges because it is probable that the original forecasted transactions will not occur.

Fair Value Hedges
      GM uses financial instruments designated as fair value hedges to manage certain of the Corporation’s exposure to interest rate risk. GM is subject to market risk from exposures to changes in interest rates due to its financing, investing, and cash management activities. A variety of instruments is used to hedge GM’s exposure associated with its fixed rate debt and mortgage servicing rights (MSRs). For the year ended December 31, 2004, hedge ineffectiveness associated with instruments designated as fair value hedges, primarily due to hedging of MSRs, decreased selling, general, and administrative expenses by $104 million and decreased selling, general, and administrative expenses by $391 million in 2003. Changes in time value of the instruments (which are excluded from the assessment of hedge effectiveness) decreased selling, general, and administrative expenses by $180 million in 2004 and $175 million in 2003.

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	Fair Value of Financial Instruments (concluded)
      Book and estimated fair values of financial instruments, for which it is practicable to estimate fair value, were as follows (dollars in millions):

	December 31,

	2004		2003

	Book Value	Fair Value	Book Value	Fair Value

Automotive and Other Operations
Assets
Other assets(1)	$841	$520	$771	$500
Derivative assets	$2,089	$2,089	$1,234	$1,234
Liabilities
Long-term debt(2)	$30,460	$31,276	$29,593	$31,859
Other liabilities(1)	$537	$591	$528	$571
Derivative liabilities	$724	$724	$356	$356
Financing and Insurance Operations
Assets
Finance receivables — net(3)	$199,600	$199,827	$174,769	$177,216
Derivative assets	$9,489	$9,489	$10,026	$10,026
Liabilities
Debt(2)	$267,757	$268,813	$239,350	$244,641
Derivative liabilities	$953	$953	$1,196	$1,196
Other liabilities	$4,230	$4,106	$1,754	$1,660

(1)	Other assets include various financial instruments (e.g., long-term receivables and certain investments) that have fair values based on discounted cash flows, market quotations, and other appropriate valuation techniques. The fair values of retained subordinated interests in trusts and excess servicing assets (net of deferred costs) were derived by discounting expected cash flows using current market rates. Estimated values of Industrial Development Bonds, included in other liabilities, were based on quoted market prices for the same or similar issues.

(2)	Long-term debt has an estimated fair value based on quoted market prices for the same or similar issues or based on the current rates offered to GM for debt of similar remaining maturities.

(3)	The fair value was estimated by discounting the future cash flows using applicable spreads to approximate current rates applicable to each category of finance receivables.
      Due to their short-term nature, the book value approximates fair value for cash and marketable securities, accounts and notes receivable (less allowances), accounts payable (principally trade), Auto & Other loans payable and FIO debt payable within one year for the periods ending December 31, 2004 and 2003.

NOTE 22.	Stock Incentive Plans
      GM’s stock incentive plans consist of the General Motors 2002 Stock Incentive Plan, formerly the 1997 General Motors Amended Stock Incentive Plan (GMSIP), the General Motors 1998 Salaried Stock Option Plan (GMSSOP), the General Motors 1997 Performance Achievement Plan (GMPAP), and the General Motors 2002 Long Term Incentive Plan (GMLTIP). The GMSIP, the GMPAP, and the GMLTIP are administered by the Executive Compensation Committee of the GM Board. The GMSSOP is administered by the Vice President of Global Human Resources.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Stock Incentive Plans (continued)
      Under the GMSIP, 27.4 million shares of GM $1 2/3 par value common stock may be granted from June 1, 2002, through May 31, 2007, of which approximately 10.9 million were available for grants at December 31, 2004. Any shares granted and undelivered under the GMSIP, due primarily to expiration or termination, become again available for grant. Options granted prior to 1997 under the GMSIP generally are exercisable one-half after one year and one-half after two years from the dates of grant. Stock option grants awarded since 1997 vest ratably over three years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years from the dates of grant, subject to earlier termination under certain conditions.
      Under the GMSSOP, which commenced January 1, 1998 and ends December 31, 2007, the number of shares of GM $1 2/3 par value common stock that may be granted each year is determined by management. Approximately 0.4 million shares of GM $1 2/3 par value common stock were available for grants at December 31, 2004. Stock options vest one year following the date of grant and are exercisable two years from the date of grant. Option prices are 100% of fair market value on the dates of grant and the options generally expire 10 years and two days from the dates of grant subject to earlier termination under certain conditions.
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

	Number of Securities		Number of Securities
	to Be Issued upon	Weighted Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans approved by security holders:
GMSIP	79,455,293	$54.53	10,873,308
Equity compensation plans not approved by security holders(2):
GMSSOP	27,590,626	$55.17	394,335

Total	107,045,919	$54.69	11,267,643

(1)	Excludes securities reflected in the first column, “Number of securities to be issued upon exercise of outstanding options, warrants and rights.”

(2)	All equity compensation plans except the GMSSOP were approved by the stockholders. The GMSSOP was adopted by the Board of Directors in 1998 and expires December 31, 2007. The purpose of the plans is to recognize the importance and contribution of GM employees in the creation of stockholder value, to further align compensation with business success and to provide employees with the opportunity for long-term capital accumulation through the grant of options to acquire shares of General Motors common stock.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Stock Incentive Plans (continued)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004		2003		2002

	GM	GM	GM	GM	GM	GM
	SIP	SSOP	SIP	SSOP	SIP	SSOP

Interest rate	3.1%	3.1%	2.9%	2.9%	4.3%	4.3%
Expected life (years)	5.0	5.0	5.0	5.0	5.0	5.0
Expected volatility	33.9%	33.9%	35.4%	35.4%	34.6%	34.6%
Dividend yield	3.7%	3.7%	5.0%	5.0%	4.0%	4.0%
      Changes in the status of outstanding options were as follows:

	GMSIP		GMSSOP
	$1 2/3 Par Value Common		$1 2/3 Par Value Common

		Weighted-		Weighted-
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Options outstanding at January 1, 2002	52,942,126	$57.52	14,077,981	$63.22
Granted	17,294,937	$50.53	5,015,553	$50.46
Exercised	2,729,511	$40.46	71,663	$46.59
Terminated	1,685,392	$55.28	64,672	$62.39

Options outstanding at December 31, 2002	65,822,160	$56.45	18,957,199	$59.91
Granted	11,148,605	$40.06	5,666,127	$40.05
Exercised	1,489,170	$42.28	—	—
Terminated	996,029	$55.06	233,270	$56.92

Options outstanding at December 31, 2003	74,485,566	$54.38	24,390,056	$55.33
Granted	8,055,460	$53.83	3,315,479	$53.92
Exercised	1,346,996	$40.77	31,320	$47.92
Terminated	1,738,737	$55.26	83,589	$54.02

Options outstanding at December 31, 2004	79,455,293	$54.53	27,590,626	$55.17

Options exercisable at December 31, 2002	38,094,946	$58.18	10,098,994	$67.48

December 31, 2003	48,932,216	$58.56	13,825,058	$63.29

December 31, 2004	59,445,049	$56.69	18,667,303	$59.94

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
NOTE 22.     Stock Incentive Plans (concluded)
      The following table summarizes information about GM’s stock option plans at December 31, 2004:

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Options	Contractual Life	Exercise	Options	Exercise
Exercise Prices	Outstanding	(yrs.)	Price	Exercisable	Price

GMSIP $1 2/3 Par Value Common
$21.00 to $39.99	475,195	2.3	$34.16	403,465	$33.61
40.00 to 49.99	23,567,137	5.0	$42.75	16,514,153	$43.89
50.00 to 59.99	35,364,084	7.1	$51.96	22,478,554	$51.62
60.00 to 83.50	20,048,877	4.5	$73.40	20,048,877	$73.40

$21.00 to $83.50	79,455,293	5.8	$54.53	59,445,049	$56.69

GMSSOP $1 2/3 Par Value Common
$40.05	5,609,069	8.1	$40.05	—	$—
46.59	2,236,818	3.0	$46.59	2,236,818	$46.59
50.46	4,908,553	7.0	$50.46	4,908,553	$50.46
52.35	3,808,686	6.0	$52.35	3,808,686	$52.35
53.92	3,314,254	9.1	$53.92	—	$—
71.53	3,728,496	4.0	$71.53	3,728,496	$71.53
75.50	3,984,750	5.0	$75.50	3,984,750	$75.50

$40.05 to $75.50	27,590,626	6.3	$55.17	18,667,303	$59.94

NOTE 23.	Other Income
      Other income (included in total net sales and revenues) consisted of the following (dollars in millions):

	Years Ended December 31,

	2004	2003	2002

Automotive and Other Operations
Interest income	$816	$1,389	$905
Rental car lease revenue	2,112	1,460	1,214
Claims, commissions, and grants	1,097	916	846
Gain on sale of GM Defense	—	814	—
Other	792	400	239

Total other income	$4,817	$4,979	$3,204

	Years Ended December 31,

	2004	2003	2002

Financing and Insurance Operations
Interest income	$807	$684	$417
Insurance premiums	3,528	3,178	2,678
Mortgage banking revenue	2,969	4,204	3,417
Automotive securitization income	753	760	1,028
Other	3,280	2,303	2,448

Total other income	$11,337	$11,129	$9,988

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24:	Segment Reporting
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. GM’s chief operating decision maker is the Chief Executive Officer. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products and serves different markets.
      GM’s reportable operating segments within its Auto & Other business consist of General Motors Automotive (GMA) (which is comprised of four regions: GMNA, GME, GMLAAM, GMAP), and Other. GMNA designs, manufactures, and/or markets vehicles primarily in North America under the following nameplates: Chevrolet, Pontiac, GMC, Oldsmobile, Buick, Cadillac, Saturn, and HUMMER. GME, GMLAAM, and GMAP primarily meet the demands of customers outside North America with vehicles designed, manufactured, and marketed under the following nameplates: Opel, Vauxhall, Holden, Saab, Buick, Chevrolet, GMC, and Cadillac. The Other segment includes the design, manufacturing, and marketing of locomotives, the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, and certain corporate activities. GM’s reportable operating segments within its FIO business consist of GMAC and Other. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, commercial and vehicle insurance, and asset-based lending. The Financing and Insurance Operations’ Other segment includes financing entities that are not consolidated by GMAC.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.	Segment Reporting (continued)

							Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing

	(Dollars in millions)
2004
Manufactured products sales and revenues:
External customers	$112,881	$29,126	$8,045	$5,775	$155,827	$901	$156,728	$—	$—	$—
Intersegment	(2,602)	1,030	673	903	4	(4)	—	—	—	—

Total manufactured products	110,279	30,156	8,718	6,678	155,831	897	156,728	—	—	—
Financing revenue	—	—	—	—	—	—	—	20,331	304	20,635
Other income	4,266	664	74	300	5,304	(487)	4,817	10,857	480	11,337

Total net sales and revenues	$114,545	$30,820	$8,792	$6,978	$161,135	$410	$161,545	$31,188	$784	$31,972

Depreciation and amortization	$6,381	$1,779	$195	$235	$8,590	$39	$8,629	$5,299	$224	$5,523
Interest income(a)	$1,026	$392	$20	$13	$1,451	$(635)	$816	$1,117	$(310)	$807
Interest expense	$2,729	$403	$74	$21	$3,227	$(747)	$2,480	$9,535	$(35)	$9,500
Income tax expense (benefit)	$(599)	$(640)	$31	$(11)	$(1,219)	$(1,221)	$(2,440)	$1,544	$(20)	$1,524
Earnings (losses) of nonconsolidated associates	$40	$102	$(3)	$666	$805	$(16)	$789	$(6)	$—	$(6)
Net income (loss) from continuing operations	$1,409	$(925)	$60	$730	$1,274	$(1,419)	$(145)	$2,968	$(19)	$2,949
Investments in nonconsolidated affiliates	$482	$1,476	$276	$4,541	$6,775	$1	$6,776	$179	$(179)	$—
Segment assets	$126,982	$26,586	$4,192	$4,923	$162,683	$(3,140)	$159,543	$324,217	$(1,413)	$322,804
Expenditures for property	$5,163	$1,331	$158	$496	$7,148	$136	$7,284	$470	$(1)	$469
2003
Manufactured products sales and revenues:
External customers	$114,756	$25,960	$4,755	$4,578	$150,049	$803	$150,852	$—	$—	$—
Intersegment	(2,044)	946	555	543	—	—	—	—	—	—

Total manufactured products	112,712	26,906	5,310	5,121	150,049	803	150,852	—	—	—
Financing revenue	—	—	—	—	—	—	—	18,247	630	18,877
Other income	3,598	572	77	217	4,464	515	4,979	11,101	28	11,129

Total net sales and revenues	$116,310	$27,478	$5,387	$5,338	$154,513	$1,318	$155,831	$29,348	$658	$30,006

Depreciation and amortization	$6,199	$1,211	$248	$233	$7,891	$55	$7,946	$5,279	$288	$5,567
Interest income(a)	$1,445	$375	$36	$4	$1,860	$(471)	$1,389	$937	$(253)	$684
Interest expense	$1,762	$343	$119	$11	$2,235	$(455)	$1,780	$7,564	$120	$7,684
Income tax expense (benefit)	$224	$(378)	$(149)	$44	$(259)	$(595)	$(854)	$1,555	$9	$1,564
Earnings (losses) of nonconsolidated associates	$113	$102	$7	$560	$782	$(48)	$734	$(3)	$(4)	$(7)
Net income (loss) from continuing operations	$879	$(466)	$(329)	$576	$660	$(523)	$137	$2,728	$34	$2,762
Investments in nonconsolidated affiliates	$462	$1,139	$431	$3,944	$5,976	$56	$6,032	$50	$(50)	$—
Segment assets	$130,372	$23,951	$3,038	$3,302	$160,663	$1,247	$161,910	$288,350	$51	$288,401
Expenditures for property	$4,650	$1,202	$110	$576	$6,538	$78	$6,616	$473	$2	$475
See notes on next page

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.	Segment Reporting (continued)

							Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing

	(Dollars in millions)
2002
Manufactured products sales and revenues:
External customers	$115,041	$22,409	$4,698	$3,663	$145,811	$1,253	$147,064	$—	$—	$—
Intersegment	(2,038)	1,057	327	654	—	(18)	(18)	—	—	—

Total manufactured products	113,003	23,466	5,025	4,317	145,811	1,235	147,046	—	—	—
Financing revenue	—	—	—	—	—	—	—	16,880	749	17,629
Other income	2,806	446	85	207	3,544	(340)	3,204	10,003	(15)	9,988

Total net sales and revenues	$115,809	$23,912	$5,110	$4,524	$149,355	$895	$150,250	$26,883	$734	$27,617

Depreciation and amortization	$4,853	$1,080	$178	$143	$6,254	$70	$6,324	$4,840	$405	$5,245
Interest income(a)	$1,003	$316	$24	$12	$1,355	$(450)	$905	$687	$(270)	$417
Interest expense	$738	$304	$145	$8	$1,195	$(716)	$479	$6,834	$190	$7,024
Income tax expense (benefit)	$1,208	$(453)	$(76)	$55	$734	$(1,115)	$(381)	$1,008	$(49)	$959
Earnings (losses) of nonconsolidated associates	$46	$76	$(3)	$231	$350	$11	$361	$(1)	$(7)	$(8)
Net income (loss) from continuing operations	$2,943	$(1,044)	$(181)	$188	$1,906	$(1,971)	$(65)	$1,866	$12	$1,878
Investments in nonconsolidated affiliates	$534	$890	$397	$3,233	$5,054	$43	$5,097	$237	$(237)	$—
Segment assets	$105,527	$20,386	$3,035	$1,642	$130,590	$(7,128)	$142,115 (b)	$227,880	$440	$228,320
Expenditures for property	$4,448	$1,448	$200	$263	$6,359	$55	$6,414	$451	$6	$457

(a)	Interest income is included in net sales and revenues from external customers.

(b)	Includes assets of discontinued operations of $18,653 at December 31, 2002.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24.	Segment Reporting (concluded)
      Information concerning principal geographic areas was as follows (dollars in millions):

	2004		2003		2002

	Net	Long	Net	Long	Net	Long
	Sales &	Lived	Sales &	Lived	Sales &	Lived
	Revenues	Assets(1)	Revenues	Assets(1)	Revenues	Assets(1)

North America
United States	$134,380	$46,712	$133,955	$47,354	$130,552	$45,964
Canada and Mexico	15,484	10,443	14,667	8,530	15,049	6,897

Total North America	149,864	57,155	148,622	55,884	145,601	52,861
Europe
France	2,669	262	2,429	216	2,073	183
Germany	6,710	4,479	5,945	3,996	5,363	3,244
Spain	2,661	1,181	2,143	1,256	1,721	1,076
United Kingdom	7,563	2,273	6,480	2,244	5,513	2,096
Other	13,622	3,805	12,356	3,537	10,450	2,953

Total Europe	33,225	12,000	29,353	11,249	25,120	9,552
Latin America
Brazil	2,987	609	2,328	584	2,487	619
Other Latin America	2,611	180	1,685	186	2,287	185

Total Latin America	5,598	789	4,013	770	4,774	804
All Other	4,830	3,290	3,849	2,820	2,372	2,404

Total	$193,517	$73,234	$185,837	$70,723	$177,867	$65,621

(1)	Consists of property (Note 11), equipment on operating leases (Note 9), net of accumulated depreciation.

NOTE 25.	Subsequent Events
      On February 3, 2005 GM completed the purchase of 16.6 million newly issued shares of common stock in GM-DAT for approximately $49 million. This increased GM’s ownership in GM-DAT to 48.2% from 44.6%. No other shareholders in GM-DAT participated in the issue.
      On February 13, 2005 GM and Fiat reached a settlement agreement whereby GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to terminate the Master Agreement (including the Put Option) entered into in March 2000, settle various disputes related thereto, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how. The settlement agreement results in a pre-tax charge to earnings of approximately $1.4 billion ($886 million after tax or $1.56 per fully diluted share). Since the underlying events and disputes giving rise to GM’s and Fiat’s agreement to settle these disputes and terminate the Master Agreement (including the Put Option) existed at December 31, 2004, GM recognized this charge in the fourth quarter of 2004. This charge was recorded in cost of sales and other expenses in Other Operations.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Concluded)

NOTE 25.	Subsequent Events (concluded)
      In addition, the settlement agreement includes, among other things, the following actions or provisions:

•	The Fiat-GM Powertrain (FGP) joint venture company will be dissolved and GM will regain complete ownership of all GM assets originally contributed. During a transition period, FGP will continue to supply both companies so that their respective operations will not be disrupted.

•	GM will retain co-ownership with Fiat of the key powertrain intellectual property, including SDE and JTD diesel engines and the M20-32 six-speed manual transmission;

•	GM will hold a 50% interest in a joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine;

•	The companies will continue to supply each other with powertrains under long term contracts which provide considerable ongoing savings;

•	GM and Fiat will also continue to work together to develop certain car programs;

•	Fiat will participate in GM’s purchasing alliance program;
      GM and Fiat have exchanged broad releases of all claims and liabilities.
      GM announced on March 1, 2005 that it would permanently lay off approximately 3,000 employees at GM’s assembly plant in Lansing, Michigan. The products built there (Chevrolet Classic and Pontiac Grand Am) have reached the end of their lifecycles and market demand for these products has declined over time and does not support continuing production of these vehicles. Therefore, both products are being discontinued and production at the plant is being discontinued overall. GM expects the lay-offs to occur during the second quarter of 2005. GM will recognize a pre-tax charge of approximately $121 million ($79 million after tax) for the write-down to fair market value of various plant assets in the first quarter of 2005. Continued payment of compensation and other benefits to laid-off employees is estimated to be $20 million per month, which is expected to decline as employees are redeployed, retire, or otherwise terminate their employment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited)

	2004 Quarters(1)

	1st		2nd		3rd		4th(3)

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions except per share amounts)
Total net sales and revenues	$47,862	$47,862	$49,293	$49,293	$44,934	$44,934	$51,428	$51,428
Income (loss) before income taxes and minority interests	$1,264	$1,216	$1,466	$1,449	$175	$94	$(1,713)	$(1,573)
Income tax expense (benefit)	308	243	302	223	10	(39)	(1,531)	(1,343)
Minority interests	(23)	(23)	(23)	(23)	(12)	(12)	(23)	(23)
Earnings of nonconsolidated associates	275	275	236	236	162	162	110	110

Net income	$1,208	$1,225	$1,377	$1,439	$315	$283	$(95)	$(143)

Basic earnings (losses) per share attributable to $1 2/3 par value	$2.14	$2.17	$2.44	$2.55	$0.56	$0.50	$(0.17)	$(0.25)

Average number of shares of common stock outstanding — basic (in millions) $1 2/3 par value	564	564	565	565	565	565	565	565
Earnings (loss) per share attributable to common stock assuming dilution $1 2/3 par value	$2.12	$2.15	$2.42	$2.53	$0.56	$0.50	$(0.17)	$(0.25)

Average number of shares of common stock outstanding — diluted (in millions) $1 2/3 par value	569	569	568	568	567	567	565	565
Net income (loss) by reportable operating segment/ region
Automotive and Other Operations
GMNA	$401	$344	$355	$366	$(88)	$(166)	$915	$865
GME	(116)	(109)	(45)	(62)	(236)	(207)	(579)	(547)
GMLAAM	1	(17)	10	18	27	17	47	42
GMAP	275	272	259	253	78	74	117	131
Other Operations	(117)	(22)	(34)	65	(83)	(85)	(1,276)	(1,377)

Net income (loss) — Automotive and Other Operations	444	468	545	640	(302)	(367)	(776)	(886)
Financing and Insurance Operations Net income — Financing and Insurance Operations	764	757	832	799	617	650	681	743

Net income	$1,208	$1,225	$1,377	$1,439	$315	$283	$(95)	$(143)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

	2004 Year-to-Date(2)

	3 Months Ended		6 Months Ended		9 Months Ended
	March 31, 2004		June 30, 2004		September 30, 2004

	As Previously		As Previously		As Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in Millions)
Consolidated
Net cash provided by (used in) continuing operating activities	$(3,279)	$(3,842)	$559	$(282)	$12,108	9,507
Net cash provided by (used in) continuing investing activities	(9,947)	(9,384)	(14,139)	(13,298)	(24,209)	(21,608)
Net cash provided by (used in) continuing financing activities	9,308	9,308	11,175	11,175	17,158	17,158
Effect of exchange rate changes on cash and cash equivalents	(101)	(101)	(248)	(248)	(22)	(22)

Net increase (decrease) in cash and cash equivalents	$(4,019)	$(4,019)	$(2,653)	$(2,653)	$5,035	$5,035

Automotive and Other Operations
Net cash provided by (used in) continuing operating activities	$(1,809)	$(1,809)	$955	$955	$1,273	$1,273
Net cash provided by (used in) continuing investing activities	(1,026)	(1,026)	(2,233)	(2,233)	(3,150)	(3,150)
Net cash provided by (used in) continuing financing activities	(399)	(399)	(300)	(300)	(572)	(572)
Effect of exchange rate changes on cash and cash equivalents	(96)	(96)	(176)	(176)	(47)	(47)
Net transactions with Financing and Insurance	168	168	512	512	1,056	1,056

Net increase (decrease) in cash and cash equivalents	$(3,162)	$(3,162)	$(1,242)	$(1,242)	$(1,440)	$(1,440)

Financing and Insurance Operations
Net cash provided by (used in) continuing operating activities	$(1,470)	(2,033)	$(396)	(1,237)	$10,835	8,234
Net cash provided by (used in) continuing investing activities	(8,921)	(8,358)	(11,906)	(11,065)	(21,059)	(18,458)
Net cash provided by (used in) continuing financing activities	9,707	9,707	11,475	11,475	17,730	17,730
Effect of exchange rate changes on cash and cash equivalents	(5)	(5)	(72)	(72)	25	25
Net transactions with Automotive and Other	(168)	(168)	(512)	(512)	(1,056)	(1,056)

Net increase (decrease) in cash and cash equivalents	$(857)	$(857)	$(1,411)	$(1,411)	$6,475	$6,475

(1)	As discussed in Note 1 to the Consolidated Financial Statements, GM restated its financial statements to correct the accounting for credits and other lump sum payments from suppliers. Additionally, GM has subsequently chosen to restate its financial statements for errors it has identified in periods presented in

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

this filing. The effects of the restatement adjustments on GM’s originally reported quarterly results of operations for 2004 are summarized below.

	2004 Quarters				2004
					Calendar
	1st	2nd	3rd	4th	Year

	(Dollars in millions)
Income (loss) from continuing operations
As originally reported:	$1,208	$1,377	$315	$(95)	$2,805
Pre-tax adjustments for:
Supplier credits(a)	(6)	(5)	(8)	(7)	(26)
Benefit plans economic assumptions(b)	2	2	2	3	9

Total	(4)	(3)	(6)	(4)	(17)
Related tax effects	1	—	3	2	6

Total of above adjustments net of tax	(3)	(3)	(3)	(2)	(11)
Other, net-of-tax(c)	20	65	(29)	(46)	10

As restated	$1,225	$1,439	$283	$(143)	$2,804

(a)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to the completion of the earnings process. GM has concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recognized when subsequently earned. After restatement, a deferred credit of approximately $548 million exists as of December 31, 2004, which will be recognized as a reduction of cost of sales in future periods.

(b)	GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected health-care cost trend rate for 2002 and, as a result, understated that rate. These adjustments reflect the subsequent increase in accrued expense related to the 2001 calculation.

(c)	For all periods covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not considered material to the financial statements as originally reported, however, as part of the restatement, are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $20 million, $65 million, $(29) million, and $(46) million for each quarter of 2004, respectively. The significant out-of-period adjustments were related to the following matters: (1) errors in calculations of disposal loss reserves; (2) engineering and facility-related expenses recorded in improper periods; (3) over-depreciation of certain fixed assets; and (4) tax matters, including reconciliation of prior year tax provisions to actual tax returns. Of the $20 million adjustment in the first quarter, $(30) million relates to errors in calculations of disposal loss reserves and $69 million relates to tax matters. Of the $65 million adjustment in the second quarter, $76 million relates to tax matters. Of the $(29) million adjustment in the third quarter, $(15) million relates to engineering and facility-related expenses. Of the $(46) million adjustment in the fourth quarter, $30 million relates to engineering and facility-related expenses, and $(63) million relates to tax matters.

(2)	As discussed in Note 1 to the Consolidated Financial Statements, GM restated its statements of cash flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions within our financing and insurance operations. Certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows. Finally, certain non-cash proceeds and transfers were not appropriately presented in the statements of cash flows. The effects of the restatement adjustments on GM’s originally reported interim statements of cash flows for 2004 are summarized below.

	2004 Year-To-Date

	3 Months Ended	6 Months Ended	9 Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004

	(Dollars in millions)
Financing and Insurance Operations
Net cash provided by (used in) operating activities
As originally reported	$(1,470)	$(396)	$10,835
Adjustments for:
Mortgage related activities	(563)	(841)	(2,601)

As restated	$(2,033)	$(1,237)	$8,234

Net cash used in investing activities
As originally reported	$(8,921)	$(11,906)	$(21,059)
Adjustments for:
Mortgage related activities	563	841	2,601

As restated	$(8,358)	$(11,065)	$(18,458)

(3)	Fourth quarter 2004 results include the following:

•	An after-tax gain of $118 million resulting from the contribution of 11 million shares of XM Satellite Radio Holdings Inc. Class A common, stock valued at $432 million to GM’s Voluntary Employees’ Beneficiary Association (VEBA);

•	A $78 million after-tax charge related primarily to previously announced facilities rationalization actions at GM’s Baltimore, Maryland and Linden, New Jersey plants;

•	A $383 million after-tax charge related to GM’s annual review of the carrying value of its long-lived assets held and used, other than goodwill and intangible assets with indefinite lives;

•	A $136 million after-tax charge related to the write-off of GM’s remaining investment balance in Fiat Auto Holdings, B.V.; and

•	A $540 million after-tax favorable adjustment for various adjustments resulting from changes in tax laws both in the U.S. and overseas and capital loss carryforwards.

•	An after-tax charge of $886 million related to the February 13, 2005 GM and Fiat agreement under which GM will pay Fiat approximately $2.0 billion and will return its 10% equity interest in FAH to settle various disputes and terminate the Master Agreement (including the Put Option) entered into in March 2000, and acquire an interest in key strategic diesel engine assets, and other important rights with respect to diesel engine technology and know-how.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

	2003 Quarters(1)(2)

	1st(4)		2nd		3rd		4th(5)

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions except per share amounts)
Total net sales and revenues	$47,199	$47,199	$46,098	$46,098	$43,701	$43,701	$48,839	$48,839
Income (loss) from continuing operations before income taxes and minority interests	$2,198	$2,299	$931	$1,026	$387	$284	$(536)	$(612)
Income tax expense (benefit)	682	713	244	298	134	103	(329)	(404)
Minority interests	(20)	(20)	(11)	(11)	19	19	(103)	(103)
Earnings of nonconsolidated associates	41	41	203	203	176	176	308	307

Income (losses) from continuing operations	1,537	1,607	879	920	448	376	(2)	(4)
Income (losses) from discontinued operations	(54)	(54)	22	22	(23)	(23)	(164)	(164)
Gain from sale of discontinued operations	—	—	—	—	—	—	1,179	1,179

Net income	$1,483	$1,553	$901	$942	$425	$353	$1,013	$1,011

Earnings (losses) attributable to $1 2/3 par value
Continuing operations	$1,537	$1,607	$879	$920	$448	$376	$(2)	$(4)
Discontinued operations	(16)	(16)	5	5	(5)	(5)	1,218	1,218

Earnings attributable to $1 2/3 par value	$1,521	$1,591	$884	$925	$443	$371	$1,216	$1,214

Earnings (losses) from discontinued operations attributable to Class H	$(38)	$(38)	$17	$17	$(18)	$(18)	$(203)	$(203)
Basic earnings (losses) per share attributable to common stocks $1 2/3 par value
Continuing operations	$2.74	$2.87	$1.57	$1.64	$0.80	$0.67	$—	$(0.01)
Discontinued operations	(0.03)	(0.03)	0.01	0.01	(0.01)	(0.01)	2.17	2.17

Earnings per share attributable to $1 2/3 par value	$2.71	$2.84	$1.58	$1.65	$0.79	$0.66	$2.17	$2.16

Earnings (losses) per share from discontinued operations attributable to Class H	$(0.04)	$(0.04)	$0.02	$0.02	$(0.02)	$(0.02)	$(0.18)	$(0.18)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

	2003 Quarters(1)(2)

	1st(4)		2nd		3rd		4th(5)

	As		As		As		As
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions, except per share amounts)
Average number of shares of common stocks outstanding — basic (in millions)
$1 2/3 par value	561	561	561	561	561	561	561	561
Class H	990	990	1,108	1,108	1,108	1,108	1,109	1,109
Earnings (loss) per share attributable to common stocks assuming dilution
$1 2/3 par value
Continuing operations	$2.74	$2.87	$1.57	$1.64	$0.80	$0.67	$—	$—
Discontinued operations	(0.03)	(0.03)	0.01	0.01	(0.01)	(0.01)	2.13	2.13

Earnings per share attributable to $1 2/3 par value	$2.71	$2.84	$1.58	$1.65	$0.79	$0.66	$2.13	$2.13

Earnings (losses) per share from discontinued operations attributable to Class H	$(0.04)	$(0.04)	$0.02	$0.02	$(0.02)	$(0.02)	$(0.18)	$(0.18)
Average number of shares of common stocks outstanding — diluted (in millions)
$1 2/3 par value	561	561	561	561	561	561	571	571
Class H	990	990	1,111	1,111	1,108	1,108	1,109	1,109
Net income (loss) from continuing operations by reportable operating segment/ region
Automotive and Other Operations
GMNA	$548	$571	$83	$154	$128	$150	$52	$4
GME	(65)	(62)	(3)	(2)	(152)	(158)	(284)	(244)
GMLAAM	(12)	(12)	(103)	(103)	(104)	(104)	(112)	(110)
GMAP	75	75	163	163	162	162	177	176
Other Operations	309	336	(104)	(115)	(212)	(227)	(511)	(518)

Net income (loss) from continuing operations — Automotive and Other Operations	855	908	36	97	(178)	(177)	(678)	(692)
Financing and Insurance Operations Net income — Financing and Insurance Operations	682	699	843	823	626	553	676	688

Net income from continuing operations	$1,537	$1,607	$879	$920	$448	$376	$(2)	$(4)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

	2003 Year-To-Date(3)

	3 Months Ended		6 Months Ended		9 Months Ended
	March 31, 2003		June 30, 2003		September 30, 2003

	As Previously		As Previously		As Previously
	Reported	Restated	Reported	Restated	Reported	Restated

	(Dollars in millions)
Consolidated
Net cash provided by (used in) continuing operating activities	$8,938	4,370	$10,648	2,462	$7,287	2,371
Net cash provided by (used in) continuing investing activities	(12,510)	(7,942)	(28,214)	(20,028)	(39,147)	(34,231)
Net cash provided by (used in) continuing financing activities	7,323	7,323	24,634	24,634	50,218	50,218
Effect of exchange rate changes on cash and cash equivalents	(51)	(51)	436	436	506	506

Net increase (decrease) in cash and cash equivalents	$3,700	$3,700	$7,504	$7,504	$18,864	$18,864

Automotive and Other Operations
Net cash provided by (used in) continuing operating activities	$4,447	$4,447	$6,844	$6,844	$242	$242
Net cash provided by (used in) continuing investing activities	(1,694)	(1,694)	(4,517)	(4,517)	(9,018)	(9,018)
Net cash provided by (used in) continuing financing activities	(297)	(297)	496	496	13,455	13,455
Effect of exchange rate changes on cash and cash equivalents	1	1	373	373	373	373
Net transactions with Financing and Insurance	(604)	(604)	39	39	646	646

Net increase (decrease) in cash and cash equivalents	$1,853	$1,853	$3,235	$3,235	$5,698	$5,698

Financing and Insurance Operations
Net cash provided by (used in) continuing operating activities	$4,491	(77)	$3,804	(4,382)	$7,045	2,129
Net cash provided by (used in) continuing investing activities	(10,816)	(6,248)	(23,697)	(15,511)	(30,129)	(25,213)
Net cash provided by (used in) continuing financing activities	7,620	7,620	24,138	24,138	36,763	36,763
Effect of exchange rate changes on cash and cash equivalents	(52)	(52)	63	63	133	133
Net transactions with Automotive and Other	604	604	(39)	(39)	(646)	(646)

Net increase (decrease) in cash and cash equivalents	$1,847	$1,847	$4,269	$4,269	$13,166	$13,166

(1)	As discussed in Note 1 to the Consolidated Financial Statements, GM restated its financial statements to correct the accounting for credits and other lump sum payments from suppliers. Additionally, GM has subsequently chosen to restate its financial statements for errors it has identified in periods presented in

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (continued)

this filing. The effects of the restatement adjustments on GM’s originally reported quarterly results of operations for 2003 are summarized below.

	2003 Quarters				2003
					Calendar
	1st	2nd	3rd	4th	Year

	(Dollars in millions)
Income (loss) from continuing operations
As originally reported:	$1,537	$879	$448	$(2)	$2,862
Pre-tax adjustments for:
Supplier credits(a)	(2)	6	2	1	7
Benefit plans economic assumptions(b)	(13)	(13)	(13)	(12)	(51)

Total	(15)	(7)	(11)	(11)	(44)
Related tax effects	6	3	5	3	17

Total of above adjustments net of tax	(9)	(4)	(6)	(8)	(27)
Other, net-of-tax(c)	79	45	(66)	6	64

As restated	$1,607	$920	$376	$(4)	$2,899

(a)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to the completion of the earnings process. GM has concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recognized when subsequently earned.

(b)	GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected health-care cost trend rate for 2002 and, as a result, understated that rate. These adjustments reflect the subsequent increase in accrued expense related to the 2001 calculation.

(c)	For all periods covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not considered material to the financial statements as originally reported, however, as part of the restatement, they are being recognized in the period in which the underlying transactions occurred. The impact of these adjustments, net-of-tax, was $79 million, $45 million, $(66) million, and $6 million for each quarter of 2003, respectively. The significant out-of-period adjustments were related to the following matters: (1) errors in accruing holiday pay; (2) errors in accounting for certain mortgage securitizations; (3) errors in calculations of disposal loss reserves; and (4) reconciliation of prior year tax provisions to actual tax returns. Of the $79 million adjustment in the first quarter, $64 million relates to errors in accruing holiday pay. Of the $45 million adjustment in the second quarter, $34 million relates to errors in accruing holiday pay. Of the $(66) million adjustment in the third quarter, $(38) million relates to errors in accounting for certain mortgage securitizations. Of the $6 million adjustment in the fourth quarter, $(86) million relates to errors in accruing holiday pay, $35 million relates to errors in calculations of disposal loss reserves, and $27 million relates to tax matters.

(2)	Previously reported quarters have been restated to reflect the results of Hughes as a discontinued operation.

(3)	As discussed in Note 1 to the Consolidated Financial Statements, GM restated its statements of cash flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions within our financing and insurance operations. Certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with the original

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INFORMATION
Selected Quarterly Data (Unaudited) (concluded)

designation as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our consolidated statements of cash flows. Finally, certain non-cash proceeds and transfers were not appropriately presented in the statements of cash flows. The effects of the restatement adjustments on GM’s originally reported interim statements of cash flows for 2003 are summarized below.

	2003 Year-To-Date

	3 Months Ended	6 Months Ended	9 Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003

	(Dollars in millions)
Financing and Insurance Operations
Net cash provided by (used in) operating activities
As originally reported	$4,491	$3,804	$7,045
Adjustments for:
Mortgage related activities	(4,568)	(8,186)	(4,916)

As restated	$(77)	$(4,382)	$2,129

Net cash used in investing activities
As originally reported	$(10,816)	$(23,697)	$(30,129)
Adjustments for:
Mortgage related activities	4,568	8,186	4,916

As restated	$(6,248)	$(15,511)	$(25,213)

(4)	First quarter 2003 results include a $505 million after-tax gain from the sale of GM’s light armored vehicle business (GM Defense) to General Dynamics Corporation. Net proceeds were approximately $1.1 billion.

(5)	Fourth quarter 2003 results include the following:

•	A $725 million after-tax charge for lump-sum payments and vehicle discount vouchers for retirees as provided by the October 2003 contract with the United Auto Workers;

•	A $103 million after-tax favorable adjustment related primarily to previously established reserves for idled workers at the Janesville, Wisconsin plant; and

•	A $218 million after-tax charge for an initiative implemented to improve competitiveness of GM’s automotive operations in Europe.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 9A.	Controls and Procedures
      See pages II-23 through II-27.

PART IV
GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 15.	Exhibits and Financial Statement Schedule

(12)	Computation of Ratios of Earnings to Fixed Charges for the Years Ended December 31, 2004, 2003, and 2002
(23)	Consent of Independent Auditors
(31.1)	Section 302 Certification of the Chief Executive Officer
(31.2)	Section 302 Certification of the Chief Financial Officer
(32.1)	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

IV-1

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SIGNATURES
      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

GENERAL MOTORS CORPORATION
(Registrant)

By: /s/ G. RICHARD WAGONER, JR.

G. Richard Wagoner, Jr.
Chairman and Chief Executive Officer
Date: March 28, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of March 2006 by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Signature	Title

/s/ G. RICHARD WAGONER, JR. (G. Richard Wagoner, Jr.)	Chairman and Chief Executive Officer

/s/ FREDERICK A. HENDERSON (Frederick A. Henderson)	Vice Chairman and Chief Financial Officer

/s/ WALTER G. BORST (Walter G. Borst)	Treasurer

/s/ PAUL W. SCHMIDT (Paul W. Schmidt)	Controller

/s/ PETER R. BIBLE (Peter R. Bible)	Chief Accounting Officer

IV-2

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

Signature	Title

/s/ PERCY BARNEVIK (Percy Barnevik)	Director

/s/ ERSKINE BOWLES (Erskine Bowles)	Director

/s/ JOHN H. BRYAN (John H. Bryan)	Director

/s/ ARMANDO CODINA (Armando Codina)	Director

/s/ GEORGE M.C. FISHER (George M.C. Fisher)	Director

/s/ KAREN KATEN (Karen Katen)	Director

/s/ KENT KRESA (Kent Kresa)	Director

/s/ ELLEN J. KULLMAN (Ellen J. Kullman)	Director

/s/ PHILIP A. LASKAWY (Philip A. Laskawy)	Director

/s/ ECKHARD PFEIFFER (Eckhard Pfeiffer)	Director

/s/ JEROME B. YORK (Jerome B. York)	Director

IV-3