Form 10-Q/A
period 2005-03-31
GENERAL MOTORS CORP
filed 2006-03-28
CIK 40730

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-1004
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code (313) 556-5000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2005, there were outstanding 565,476,036 shares of the issuer’s $1-2/3 par value common stock.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
Explanatory Note		3

Part I — Financial Information
Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 (as restated) and 2004 (as restated)	4

	Supplemental Information to the Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2005 (as restated) and 2004 (as restated)	5

	Condensed Consolidated Balance Sheets as of March 31, 2005, (as restated) December 31, 2004, and March 31, 2004 (as restated)	6

	Supplemental Information to the Condensed Consolidated Balance Sheets as of March 31, 2005 (as restated), December 31, 2004, and March 31, 2004 (as restated)	7

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (as restated) and 2004 (as restated)	8

	Supplemental Information to the Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (as restated) and 2004 (as restated)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4.	Controls and Procedures	40

Part II — Other Information
Item 6.	Exhibits	41
Signatures		42

Certifications
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 initially filed with the Securities and Exchange Commission on May 10, 2005 is being filed to reflect restatements of GM’s Condensed Consolidated Balance Sheets as of March 31, 2005 and 2004, and the related Condensed Consolidated Statements of Income and Cash Flows for the quarters ended those dates (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Condensed Consolidated Financial Statements. These restatements reflect adjustments for transactions related to supplier credits, adjustments to the accounting for benefit plans, adjustments related to GM’s portfolio of vehicles on operating lease with daily rental car entities and other items. Additionally, the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2005 and 2004 have been restated with respect to the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities. GM is also revising the discussion under Item 4, Controls and Procedures in order to reflect the effects of the restatements. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the Form 10-Q for the quarter ended March 31, 2005 was filed.

PART I
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	(As restated,	(As restated
	see Note 1)	See Note 1)
	2005	2004
	(dollars in millions
	except per share amounts)

Total net sales and revenues	$45,773	$47,862

Cost of sales and other expenses	39,499	38,874
Selling, general, and administrative expenses	4,889	4,988
Interest expense	3,679	2,784

Total costs and expenses	48,067	46,646

Income (loss) before income taxes, equity income and minority interests	(2,294)	1,216
Income tax expense (benefit)	(972)	243
Equity income (loss) and minority interests	69	252

Net income (loss)	$(1,253)	$1,225

Basic earnings (loss) per share attributable to common stock (Note 8)	$(2.22)	$2.17

Earnings (loss) per share attributable to common stock assuming dilution (Note 8)	$(2.22)	$2.15

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	(As restated,	(As restated
	see Note 1)	See Note 1)
	2005	2004
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues	$37,303	$40,137

Cost of sales and other expenses	37,146	36,494
Selling, general, and administrative expenses	2,837	3,023

Total costs and expenses	39,983	39,517

Interest expense	685	562
Net expense from transactions with Financing and Insurance Operations	87	68

Income (loss) before income taxes, equity income, and minority interests	(3,452)	(10)
Income tax (benefit)	(1,398)	(224)
Equity income (loss) and minority interests	72	254

Net income (loss) — Automotive and Other Operations	$(1,982)	$468

FINANCING AND INSURANCE OPERATIONS

Total revenues	$8,470	$7,725

Interest expense	2,994	2,222
Depreciation and amortization expense	1,398	1,391
Operating and other expenses	2,089	1,883
Provisions for financing and insurance losses	918	1,071

Total costs and expenses	7,399	6,567
Net income from transactions with Automotive and Other Operations	(87)	(68)

Income before income taxes, equity income, and minority interests	1,158	1,226
Income tax expense	426	467
Equity income (loss) and minority interests	(3)	(2)

Net income — Financing and Insurance Operations	$729	$757

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated, see Note 1) Mar. 31, 2005	Dec. 31, 2004	(As restated See Note 1) Mar. 31, 2004
	(dollars in millions)
ASSETS

Cash and cash equivalents	$26,389	$35,993	$28,535
Marketable securities	26,256	21,737	21,036

Total cash and marketable securities	52,645	57,730	49,571
Finance receivables — net	190,646	199,600	186,086
Loans held for sale	22,569	19,934	18,285
Accounts and notes receivable (less allowances)	18,001	21,236	19,515
Inventories (less allowances) (Note 2)	13,189	12,247	12,320
Deferred income taxes	26,967	26,559	27,734
Net equipment on operating leases — (less accumulated depreciation)	34,371	34,214	32,101
Equity in net assets of nonconsolidated affiliates	6,500	6,776	6,054
Property — net	38,106	39,020	37,664
Intangible assets — net (Note 3)	4,864	4,925	4,727
Other assets	60,239	57,680	60,547

Total assets	$468,097	$479,921	$454,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable (principally trade)	$28,519	$28,830	$27,163
Notes and loans payable	291,831	300,279	278,972
Postretirement benefits other than pensions	28,462	28,182	31,590
Pensions	9,295	9,455	7,795
Deferred income taxes	6,709	7,078	7,660
Accrued expenses and other liabilities	77,774	78,340	75,159

Total liabilities	442,590	452,164	428,339
Minority interests	416	397	319
Stockholders’ equity
$1-2/3 par value common stock (outstanding, 565,470,511; 565,132,021; and 564,488,127 shares)	942	942	941
Capital surplus (principally additional paid-in capital)	15,234	15,241	15,135
Retained earnings	12,526	14,062	13,330

Subtotal	28,702	30,245	29,406
Accumulated foreign currency translation adjustments	(1,784)	(1,194)	(1,768)
Net unrealized gains (losses) on derivatives	612	589	(8)
Net unrealized gains on securities	535	751	762
Minimum pension liability adjustment	(2,974)	(3,031)	(2,446)

Accumulated other comprehensive loss	(3,611)	(2,885)	(3,460)

Total stockholders’ equity	25,091	27,360	25,946

Total liabilities and stockholders’ equity	$468,097	$479,921	$454,604

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated, see Note 1) Mar. 31, 2005	Dec. 31, 2004	(As restated See Note 1) Mar. 31, 2004
	(dollars in millions)
ASSETS

Automotive and Other Operations
Cash and cash equivalents	$10,205	$13,148	$11,262
Marketable securities	5,447	6,655	8,763

Total cash and marketable securities	15,652	19,803	20,025
Accounts and notes receivable (less allowances)	6,493	6,713	6,868
Inventories (less allowances) (Note 2)	12,736	11,717	11,718
Net equipment on operating leases — (less accumulated depreciation)	6,329	6,488	6,519
Deferred income taxes and other current assets	10,975	10,794	10,855

Total current assets	52,185	55,515	55,985
Equity in net assets of nonconsolidated affiliates	6,500	6,776	6,054
Property — net	36,265	37,170	35,768
Intangible assets — net (Note 3)	1,550	1,599	1,438
Deferred income taxes	18,093	17,639	18,514
Other assets	40,405	40,844	42,103

Total Automotive and Other Operations assets	154,998	159,543	159,862
Financing and Insurance Operations
Cash and cash equivalents	16,184	22,845	17,273
Investments in securities	20,809	15,082	12,273
Finance receivables — net	190,646	199,600	186,086
Loans held for sale	22,569	19,934	18,285
Net equipment on operating leases (less accumulated depreciation)	28,042	27,726	25,582
Other assets	34,849	35,191	35,243
Net receivable from Automotive and Other Operations	2,300	2,426	1,660

Total Financing and Insurance Operations assets	315,399	322,804	296,402

Total assets	$470,397	$482,347	$456,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$24,168	$24,257	$23,970
Loans payable	2,446	2,062	2,868
Accrued expenses	44,544	46,202	45,265
Net payable to Financing and Insurance Operations	2,300	2,426	1,660

Total current liabilities	73,458	74,947	73,763
Long-term debt	29,879	30,460	29,557
Postretirement benefits other than pensions	23,754	23,477	27,597
Pensions	9,204	9,371	7,731
Other liabilities and deferred income taxes	15,924	16,206	16,144

Total Automotive and Other Operations liabilities	152,219	154,461	154,792
Financing and Insurance Operations
Accounts payable	4,351	4,573	3,193
Debt	259,506	267,757	246,547
Other liabilities and deferred income taxes	28,814	27,799	25,467

Total Financing and Insurance Operations liabilities	292,671	300,129	275,207

Total liabilities	444,890	454,590	429,999
Minority interests	416	397	319
Total stockholders’ equity	25,091	27,360	25,946

Total liabilities and stockholders’ equity	$470,397	$482,347	$456,264

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	(As restated,	(As restated
	see Note 1)	See Note 1)
	2005	2004
	(dollars in millions)
Net cash used in operating activities (Note 1)	$(6,148)	$(3,842)

Cash flows from investing activities
Expenditures for property	(1,288)	(1,399)
Investments in marketable securities — acquisitions	(6,178)	(2,652)
Investments in marketable securities — liquidations	4,567	2,905
Net change in mortgage servicing rights	(104)	(71)
Increase in finance receivables	1,282	(10,806)
Proceeds from sales of finance receivables	6,475	5,962
Operating leases — acquisitions	(3,672)	(3,153)
Operating leases — liquidations	1,439	1,957
Investments in companies, net of cash acquired	(75)	5
Other	(2,451)	(2,132)

Net cash used in investing activities (Note 1)	(5)	(9,384)

Cash flows from financing activities
Net increase in loans payable	1,292	2,217
Long-term debt — borrowings	10,545	20,677
Long-term debt — repayments	(16,127)	(15,068)
Cash dividends paid to stockholders	(283)	(282)
Other	1,566	1,764

Net cash provided by (used in) financing activities	(3,007)	9,308

Effect of exchange rate changes on cash and cash equivalents	(444)	(101)

Net decrease in cash and cash equivalents	(9,604)	(4,019)
Cash and cash equivalents at beginning of the period	35,993	32,554

Cash and cash equivalents at end of the period	$26,389	$28,535

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Automotive and		Financing and
	Other		Insurance
	Three Months Ended March 31,
	(As restated,	(As restated,	(As restated,	(As restated
	see Note 1)	see Note 1)	see Note 1)	See Note 1)
	2005	2004	2005	2004
	(dollars in millions)
Net cash used in operating activities (Note 1)	$(2,555)	$(1,809)	$(3,593)	$(2,033)

Cash flows from investing activities
Expenditures for property	(1,233)	(1,298)	(55)	(101)
Investments in marketable securities — acquisitions	(93)	(700)	(6,085)	(1,952)
Investments in marketable securities — liquidations	1,429	1,004	3,138	1,901
Net change in mortgage servicing rights	—	—	(104)	(71)
Increase in finance receivables	—	—	1,282	(10,806)
Proceeds from sales of finance receivables	—	—	6,475	5,962
Operating leases — acquisitions	—	—	(3,672)	(3,153)
Operating leases — liquidations	—	—	1,439	1,957
Net investing activity with Financing and Insurance Operations	500	—	—	—
Investments in companies, net of cash acquired	(75)	(16)	—	21
Other	(374)	(16)	(2,077)	(2,116)

Net cash provided by (used in) investing activities	154	(1,026)	341	(8,358)

Cash flows from financing activities (Note 1)
Net increase (decrease) in loans payable	223	(149)	1,069	2,366
Long-term debt — borrowings	13	24	10,532	20,653
Long-term debt — repayments	—	(26)	(16,127)	(15,042)
Net financing activity with Automotive & Other	—	—	(500)	—
Cash dividends paid to stockholders	(283)	(282)	—	—
Other	—	34	1,566	1,730

Net cash provided by (used in) financing activities	(47)	(399)	(3,460)	9,707
Effect of exchange rate changes on cash and cash equivalents	(369)	(96)	(75)	(5)
Net transactions with Automotive/Financing Operations	(126)	168	126	(168)

Net decrease in cash and cash equivalents	(2,943)	(3,162)	(6,661)	(857)
Cash and cash equivalents at beginning of the period	13,148	14,424	22,845	18,130

Cash and cash equivalents at end of the period	$10,205	$11,262	$16,184	$17,273

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Financial Statement Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. In the opinion of management, all adjustments (consisting of only normal recurring items), which are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results which may be expected for any other interim period or for the full year. The condensed consolidated financial statements include the accounts of General Motors Corporation and domestic and foreign subsidiaries that are more than 50% owned, principally General Motors Acceptance Corporation and Subsidiaries (GMAC), (collectively referred to as the “Corporation,” “General Motors” or “GM”). In addition, GM consolidates variable interest entities (VIEs) for which it is deemed to be the primary beneficiary. General Motors’ share of earnings or losses of affiliates is included in the consolidated operating results using the equity method of accounting when GM is able to exercise significant influence over the operating and financial decisions of the investee. GM encourages reference to the GM Annual Report on Form 10-K for the period ended December 31, 2004, as amended, filed separately with the U.S. Securities and Exchange Commission (SEC).
     GM presents its primary financial statements on a fully consolidated basis. Transactions between businesses have been eliminated in the Corporation’s condensed consolidated financial statements. These transactions consist principally of borrowings and other financial services provided by Financing and Insurance Operations (FIO) to Automotive and Other Operations (Auto & Other).
     To facilitate analysis, GM presents supplemental information to the statements of income, balance sheets, and statements of cash flows for the following businesses: (1) Auto & Other, which consists of the design, manufacturing, and marketing of cars, trucks, locomotives, and related parts and accessories; and (2) FIO, which consists primarily of GMAC. GMAC provides a broad range of financial services, including consumer vehicle financing, full-service leasing and fleet leasing, dealer financing, car and truck extended service contracts, residential and commercial mortgage services, vehicle and homeowners’ insurance, and asset-based lending.

Restatement of Financial Statements
Results of Operations
     In its original Quarterly Report on Form 10-Q for the period ended March 31, 2005, GM reflected certain restatement adjustments summarized under note (a) below. Subsequent to the issuance of the GM Quarterly Report on Form 10-Q for the period ended March 31, 2005, GM management determined that the accounting for certain supplier credits and other lump sum payments from suppliers in 2001 and subsequent years was in error. GM previously disclosed in a Current Report on Form 8-K dated November 9, 2005, that it would restate its financial statements to correct the accounting for credits and other lump sum payments from suppliers. GM has subsequently chosen to restate its financial statements for the additional errors identified in periods presented in this filing. The effects of the restatement adjustments on GM’s originally reported results of operations for the three months ended March 31, 2005 and 2004 are summarized below.

	Net income (loss) for the
	three months ended March 31,
	2005	2004
	(dollars in millions)

As originally reported	$(1,104)	$1,280
Out of period adjustments (a)	—	(72)

As previously reported	$(1,104)	$1,208
Adjustments, net of tax, for:
Supplier credits (b)	4	(4)
Disposal loss adjustment (c)	(107)	(30)
Benefit plans economic assumptions (d)	(16)	1
Other, net of tax (e)	(30)	50

Total of above adjustments	(149)	17

As restated	$(1,253)	$1,225

(a)	As described in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, during the fourth quarter of 2004, internal controls that had been put into place in connection with GM's Sarbanes-Oxley Section 404 program at GMAC's residential mortgage businesses identified certain out-of-period adjustments. The majority of these amounts resulted from items detected and recorded in the fourth quarter of 2004 that relate to prior 2004 quarters. As a result, GM has restated its 2004 quarterly and year-to-date financial statements. The most significant of these restatement adjustments relate to: (1) the estimation of fair values of certain interests in securitized assets, (2) the accounting for deferred income taxes related to certain secured financing transactions; and (3) the income statement effects of consolidating certain mortgage transfers previously recognized as sales.

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

(b)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to completion of the earnings process. GM has concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recognized when subsequently earned.

(c)	GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, was prematurely revalued in 2005 to reflect increased anticipated proceeds upon disposal.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
(d)	GM originally estimated its discount rate for the U.S. Hourly pension plan referencing certain indicators which, in view of evolving guidance, did not provide the best estimate to defease the pension liability. The above adjustments to 2005 results include the amounts, net of tax, to correct the original accounting estimates. Also, GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected healthcare cost trend rate for 2002 and, as a result, understated that rate. The above adjustments to 2005 and 2004 results reflect the subsequent increase in accrued expense related to the 2001 calculation.

(e)	For quarters covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not material to the financial statements as originally reported; however, as part of the restatement, they are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $(30) million and $50 million, for the quarters ended March 31, 2005 and 2004, respectively. The significant out-of-period adjustments were related to the following matters: (1) Engineering and facility-related expenses recorded in improper periods; (2) Reconciliation of prior year tax provisions to actual tax returns.
Statements of Cash Flows
     Restatements — GM previously disclosed in a Current Report on Form 8-K dated March 17, 2006, that it would restate its statements of cash flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities.
     Reclassifications — After considering the concerns raised by the staff of SEC as of December 31, 2004, management concluded that certain amounts in the consolidated statements of cash flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash used in operating activities and net cash used in investing activities. These amounts for the three months ended March 31, 2004 have been reclassified to be consistent with the three months ended March 31, 2005.
     The Corporation’s previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM’s Financing and Insurance Operations as an investing activity in its condensed consolidated statements of cash flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its condensed consolidated statements of cash flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions.
     The effects of these adjustments on GM’s previously reported condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 are summarized below.

	Three Months Ended March 31,
	2005		2004
		Financing		Financing
	Consolidated	and Insurance	Consolidated	and Insurance
Net cash used in operating activities
As originally reported	$(4,137)	$(1,582)	$1,098	$2,907
Reclassification — wholesale loans	—	—	(4,377)	(4,377)

As previously reported	$(4,137)	$(1,582)	$(3,279)	$(1,470)
Restatement — mortgage related activities	(2,011)	(2,011)	(563)	(563)

As restated	$(6,148)	$(3,593)	$(3,842)	$(2,033)

Net cash provided by (used in) investing activities
As originally reported	$(2,016)	$(1,670)	$(14,324)	$(13,298)
Reclassification — wholesale loans	—	—	4,377	4,377

As previously reported	$(2,016)	$(1,670)	$(9,947)	$(8,921)
Restatement — mortgage related activities	2,011	2,011	563	563

As restated	$(5)	$341	$(9,384)	$(8,358)

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
     The following is a summary of the effect of the restatement on the previously issued Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows, and supplemental information thereto.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions except per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues	$45,773	$45,773	$47,830	$47,862

Cost of sales and other expenses	39,313	39,499	38,773	38,874
Selling, general, and administrative expenses	4,889	4,889	5,009	4,988
Interest expense	3,679	3,679	2,784	2,784

Total costs and expenses	47,881	48,067	46,566	46,646

Income (loss) before income taxes, equity income and minority interests	(2,108)	(2,294)	1,264	1,216
Income tax (benefit) expense	(935)	(972)	308	243
Equity income (loss) and minority interests	69	69	252	252

Net income (loss)	$(1,104)	$(1,253)	$1,208	$1,225

Basic earnings (loss) per share attributable to common stock	$(1.95)	$(2.22)	$2.14	$2.17

Earnings (loss) per share attributable to common stock assuming dilution	$(1.95)	$(2.22)	$2.12	$2.15

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$37,303	$37,303	$40,137	$40,137

Cost of sales and other expenses	36,906	37,146	36,431	36,494
Selling, general, and administrative expenses	2,837	2,837	3,023	3,023

Total costs and expenses	39,743	39,983	39,454	39,517

Interest expense	685	685	562	562
Net expense from transactions with Financing and Insurance Operations	87	87	68	68

Income (loss) before income taxes, equity income, and minority interests	(3,212)	(3,452)	53	(10)
Income tax (benefit)	(1,307)	(1,398)	(137)	(224)
Equity income (loss) and minority interests	72	72	254	254

Net income (loss) — Automotive and Other Operations	$(1,833)	$(1,982)	$444	$468

FINANCING AND INSURANCE OPERATIONS

Total revenues	$8,470	$8,470	$7,693	$7,725

Interest expense	2,994	2,994	2,222	2,222
Depreciation and amortization expense	1,398	1,398	1,330	1,391
Operating and other expenses	2,143	2,089	1,919	1,883
Provisions for financing and insurance losses	918	918	1,079	1,071

Total costs and expenses	7,453	7,399	6,550	6,567
Net income from transactions with Automotive and Other Operations	(87)	(87)	(68)	(68)

Income before income taxes, equity income and minority interests	1,104	1,158	1,211	1,226
Income tax expense	372	426	445	467
Equity income (loss) and minority interests	(3)	(3)	(2)	(2)

Net income — Financing and Insurance Operations	$729	$729	$764	$757

Net income (loss) by reportable operating segment / region
Automotive and Other Operations
GM North America (GMNA)	$(1,560)	$(1,704)	$401	$344
GM Europe (GME)	(525)	(547)	(116)	(109)
GM Latin America/Africa/Mid-East (GMLAAM)	46	31	1	(17)
GM Asia Pacific (GMAP)	60	70	275	272
Other Operations	146	168	(117)	(22)

Net income (loss) — Automotive and Other Operations	(1,833)	(1,982)	444	468
Financing and Insurance Operations
Net income — Financing and Insurance Operations	729	729	764	757

Net income (loss)	$(1,104)	$(1,253)	$1,208	$1,225

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
ASSETS

Cash and cash equivalents	$26,389	$26,389	$28,535	$28,535
Marketable securities	26,256	26,256	21,036	21,036

Total cash and marketable securities	52,645	52,645	49,571	49,571
Finance receivables — net	190,646	190,646	186,550	186,086
Loans held for sale	22,569	22,569	18,285	18,285
Accounts and notes receivable (less allowances)	18,001	18,001	19,515	19,515
Inventories (less allowances)	13,189	13,189	12,320	12,320
Deferred income taxes	26,615	26,967	27,357	27,734
Net equipment on operating leases (less accumulated depreciation)	34,371	34,371	31,637	32,101
Equity in net assets of nonconsolidated affiliates	6,500	6,500	6,054	6,054
Property — net	38,106	38,106	37,664	37,664
Intangible assets — net	4,864	4,864	4,727	4,727
Other assets	60,264	60,239	60,547	60,547

Total assets	$467,770	$468,097	$454,227	$454,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable (principally trade)	$28,519	$28,519	$27,163	$27,163
Notes and loans payable	291,831	291,831	278,972	278,972
Postretirement benefits other than pensions	28,393	28,462	31,512	31,590
Pensions	9,300	9,295	7,795	7,795
Deferred income taxes	6,709	6,709	7,660	7,660
Accrued expenses and other liabilities	77,001	77,774	74,512	75,159

Total liabilities	441,753	442,590	427,614	428,339
Minority interests	416	416	319	319
Stockholders’ equity
$1-2/3 par value common stock (outstanding, 565,470,511 and 564,488,217 shares)	942	942	941	941
Capital surplus (principally additional paid-in capital)	15,234	15,234	15,135	15,135
Retained earnings	13,041	12,526	13,678	13,330

Subtotal	29,217	28,702	29,754	29,406
Accumulated foreign currency translation adjustments	(1,784)	(1,784)	(1,768)	(1,768)
Net unrealized gains on derivatives	612	612	(8)	(8)
Net unrealized gains on securities	535	535	762	762
Minimum pension liability adjustment	(2,979)	(2,974)	(2,446)	(2,446)

Accumulated other comprehensive loss	(3,616)	(3,611)	(3,460)	(3,460)

Total stockholders’ equity	25,601	25,091	26,294	25,946

Total liabilities and stockholders’ equity	$467,770	$468,097	$454,227	$454,604

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$10,205	$10,205	$11,262	$11,262
Marketable securities	5,447	5,447	8,763	8,763

Total cash and marketable securities	15,652	15,652	20,025	20,025
Accounts and notes receivable (less allowances)	6,493	6,493	6,868	6,868
Inventories (less allowances)	12,736	12,736	11,718	11,718
Net equipment on operating leases (less accumulated depreciation)	6,329	6,329	6,519	6,519
Deferred income taxes and other current assets	11,002	10,975	10,855	10,855

Total current assets	52,212	52,185	55,985	55,985
Equity in net assets of nonconsolidated affiliates	6,500	6,500	6,054	6,054
Property — net	36,265	36,265	35,768	35,768
Intangible assets — net	1,550	1,550	1,438	1,438
Deferred income taxes	17,763	18,093	18,302	18,514
Other assets	40,405	40,405	42,103	42,103

Total Automotive and Other Operations assets	154,695	154,998	159,650	159,862
Financing and Insurance Operations
Cash and cash equivalents	16,184	16,184	17,273	17,273
Investments in securities	20,809	20,809	12,273	12,273
Finance receivables — net	190,646	190,646	186,550	186,086
Loans held for sale	22,569	22,569	18,285	18,285
Net equipment on operating leases (less accumulated depreciation)	28,042	28,042	25,119	25,582
Other assets	34,825	34,849	35,077	35,243
Net receivable from Automotive and Other Operations	2,300	2,300	1,660	1,660

Total Financing and Insurance Operations assets	315,375	315,399	296,237	296,402

Total assets	$470,070	$470,397	$455,887	$456,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$24,168	$24,168	$23,970	$23,970
Loans payable	2,446	2,446	2,868	2,868
Accrued expenses	44,269	44,544	45,305	45,265
Net payable to Financing and Insurance Operations	2,300	2,300	1,660	1,660

Total current liabilities	73,183	73,458	73,803	73,763
Long-term debt	29,879	29,879	29,557	29,557
Postretirement benefits other than pensions	23,685	23,754	27,519	27,597
Pensions	9,209	9,204	7,731	7,731
Other liabilities and deferred income taxes	15,381	15,924	15,617	16,144

Total Automotive and Other Operations liabilities	151,337	152,219	154,227	154,792
Financing and Insurance Operations
Accounts payable	4,351	4,351	3,193	3,193
Debt	259,506	259,506	246,547	246,547
Other liabilities and deferred income taxes	28,859	28,814	25,307	25,467

Total Financing and Insurance Operations liabilities	292,716	292,671	275,047	275,207

Total liabilities	444,053	444,890	429,274	429,999
Minority interests	416	416	319	319
Total stockholders’ equity	25,601	25,091	26,294	25,946

Total liabilities and stockholders’ equity	$470,070	$470,397	$455,887	$456,264

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash used in operating activities	$(4,137)	$(6,148)	$(3,279)	$(3,842)

Cash flows from investing activities
Expenditures for property	(1,288)	(1,288)	(1,399)	(1,399)
Investments in marketable securities — acquisitions	(6,178)	(6,178)	(2,652)	(2,652)
Investments in marketable securities — liquidations	4,567	4,567	2,905	2,905
Net change in mortgage servicing rights	(397)	(104)	(300)	(71)
Increase in finance receivables	(391)	1,282	(11,076)	(10,806)
Proceeds from sales of finance receivables	6,475	6,475	5,962	5,962
Operating leases — acquisitions	(3,672)	(3,672)	(3,153)	(3,153)
Operating leases — liquidations	1,439	1,439	1,957	1,957
Investments in companies, net of cash acquired	(75)	(75)	5	5
Other	(2,496)	(2,451)	(2,196)	(2,132)

Net cash used in investing activities	(2,016)	(5)	(9,947)	(9,384)

Cash flows from financing activities
Net increase in loans payable	1,292	1,292	2,217	2,217
Long-term debt — borrowings	10,545	10,545	20,677	20,677
Long-term debt — repayments	(16,127)	(16,127)	(15,068)	(15,068)
Cash dividends paid to stockholders	(283)	(283)	(282)	(282)
Other	1,566	1,566	1,764	1,764

Net cash provided by (used in) financing activities	(3,007)	(3,007)	9,308	9,308

Effect of exchange rate changes on cash and cash equivalents	(444)	(444)	(101)	(101)

Net decrease in cash and cash equivalents	(9,604)	(9,604)	(4,019)	(4,019)
Cash and cash equivalents at beginning of the period	35,993	35,993	32,554	32,554

Cash and cash equivalents at end of the period	$26,389	$26,389	$28,535	$28,535

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)

SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2005
	Automotive
	and Other Operations		Financing and Insurance
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(2,555)	$(2,555)	$(1,582)	$(3,593)

Cash flows from investing activities
Expenditures for property	(1,233)	(1,233)	(55)	(55)
Investments in marketable securities — acquisitions	(93)	(93)	(6,085)	(6,085)
Investments in marketable securities — liquidations	1,429	1,429	3,138	3,138
Net change in mortgage servicing rights	—	—	(397)	(104)
Increase in finance receivables	—	—	(391)	1,282
Proceeds from sales of finance receivables	—	—	6,475	6,475
Operating leases — acquisitions	—	—	(3,672)	(3,672)
Operating leases — liquidations	—	—	1,439	1,439
Net investing activity with Financing and Insurance Operations	500	500	—	—
Investments in companies, net of cash acquired	(75)	(75)	—	—
Other	(374)	(374)	(2,122)	(2,077)

Net cash provided by (used in) investing activities	154	154	(1,670)	341
Cash flows from financing activities
Net (decrease) increase in loans payable	223	223	1,069	1,069
Long-term debt — borrowings	13	13	10,532	10,532
Long-term debt — repayments	—	—	(16,127)	(16,127)
Net financing activity with Automotive and Other Operations	—	—	(500)	(500)
Cash dividends paid to stockholders	(283)	(283)	—	—
Other	—	—	1,566	1,566

Net cash provided by (used in) financing activities	(47)	(47)	(3,460)	(3,460)
Effect of exchange rate changes on cash and cash equivalents	(369)	(369)	(75)	(75)
Net transactions with Automotive/Financing Operations	(126)	(126)	126	126

Net increase (decrease) in cash and cash equivalents	(2,943)	(2,943)	(6,661)	(6,661)
Cash and cash equivalents at beginning of the year	13,148	13,148	22,845	22,845

Cash and cash equivalents at end of the year	$10,205	$10,205	$16,184	$16,184

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)

SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2004
	Automotive
	and Other Operations		Financing and Insurance
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(1,809)	$(1,809)	$(1,470)	$(2,033)

Cash flows from investing activities
Expenditures for property	(1,298)	(1,298)	(101)	(101)
Investments in marketable securities — acquisitions	(700)	(700)	(1,952)	(1,952)
Investments in marketable securities — liquidations	1,004	1,004	1,901	1,901
Net change in mortgage servicing rights	—	—	(300)	(71)
Increase in finance receivables	—	—	(11,076)	(10,806)
Proceeds from sales of finance receivables	—	—	5,962	5,962
Operating leases — acquisitions	—	—	(3,153)	(3,153)
Operating leases — liquidations	—	—	1,957	1,957
Net investing activity with Financing and Insurance Operations	—	—	—	—
Investments in companies, net of cash acquired	(16)	(16)	21	21
Other	(16)	(16)	(2,180)	(2,116)

Net cash provided by (used in) investing activities	(1,026)	(1,026)	(8,921)	(8,358)
Cash flows from financing activities
Net (decrease) increase in loans payable	(149)	(149)	2,366	2,366
Long-term debt — borrowings	24	24	20,653	20,653
Long-term debt — repayments	(26)	(26)	(15,042)	(15,042)
Net financing activity with Automotive and Other Operations	—	—	—	—
Cash dividends paid to stockholders	(282)	(282)	—	—
Other	34	34	1,730	1,730

Net cash provided by (used in) financing activities	(399)	(399)	9,707	9,707
Effect of exchange rate changes on cash and cash equivalents	(96)	(96)	(5)	(5)
Net transactions with Automotive/Financing Operations	168	168	(168)	(168)

Net increase (decrease) in cash and cash equivalents	(3,162)	(3,162)	(857)	(857)
Cash and cash equivalents at beginning of the year	14,424	14,424	18,130	18,130

Cash and cash equivalents at end of the year	$11,262	$11,262	$17,273	$17,273

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (concluded)
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R), “Accounting for Stock-Based Compensation,” requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
NOTE 2. Inventories
     Inventories included the following (dollars in millions):

	March 31,	Dec. 31,	March 31,
	2005	2004	2004
Automotive and Other Operations
Productive material, work in process, and supplies	$5,179	$4,838	$5,155
Finished product, service parts, etc.	8,999	8,321	8,149

Total inventories at FIFO	14,178	13,159	13,304
Less LIFO allowance	(1,442)	(1,442)	(1,586)

Total inventories (less allowances)	$12,736	$11,717	$11,718

Financing and Insurance Operations
Off-lease vehicles	453	530	602

Total consolidated inventories (less allowances)	$13,189	$12,247	$12,320

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 3. Goodwill and Acquired Intangible Assets
     The components of the Corporation’s acquired intangible assets as of March 31, 2005, and 2004 were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
March 31, 2005	Amount	Amortization	Amount

Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$71	$232
Non-amortizing intangible assets:
Goodwill			571
Pension intangible asset			747

Total goodwill and intangible assets			$1,550

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$74	$43	31
Trademarks and other	40	21	19
Covenants not to compete	18	18	—

Total	$132	$82	$50

Non-amortizing intangible assets:
Goodwill			3,264

Total goodwill and intangible assets			3,314

Total consolidated goodwill and intangible assets			$4,864

	Gross Carrying	Accumulated	Net Carrying
March 31, 2004	Amount	Amortization	Amount

Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$37	$266
Non-amortizing intangible assets:
Goodwill			536
Pension intangible asset			636

Total goodwill and intangible assets			$1,438

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$65	$33	32
Trademarks and other	40	17	23
Covenants not to compete	18	18	—

Total	$123	$68	$55

Non-amortizing intangible assets:
Goodwill			3,234

Total goodwill and intangible assets			3,289

Total consolidated goodwill and intangible assets			$4,727

     Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $35 million to $45 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 3. Goodwill and Acquired Intangible Assets (concluded)
     The changes in the carrying amounts of goodwill for the quarter ended March 31, 2005, and 2004, were as follows (dollars in millions):

			Total
	GMNA	GME	Auto & Other	GMAC	Total GM
Balance as of December 31, 2004	$154	$446	$600	$3,274	$3,874
Goodwill acquired during the period	—	—	—	3	3
Effect of foreign currency translation	(3)	(26)	(29)	(13)	(42)

Balance as of March 31, 2005	$151	$420	$571	$3,264	$3,835

Balance as of December 31, 2003	$154	$413	$567	$3,223	$3,790
Goodwill acquired during the period	—	—	—	3	3
Effect of foreign currency translation	(2)	(24)	(26)	8	(18)
Other	(5)	—	(5)	—	(5)

Balance as of March 31, 2004	$147	$389	$536	$3,234	$3,770

NOTE 4. Investment in Nonconsolidated Affiliates
     Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s current equity ownership, or voting interest, in them include the following: Japan — Fuji Heavy Industries Ltd. (20.1% at March 31, 2005 and 2004), Suzuki Motor Corporation (20.4% at March 31, 2005 and 20.3% at March 31, 2004); China — Shanghai General Motors Co., Ltd (50% at March 31, 2005 and 2004), SAIC GM Wuling Automobile Co., Ltd (34% at March 31, 2005 and 2004); Korea — GM Daewoo (48.2% at March 31, 2005 and 44.6% at March 31, 2004); Italy — GM-Fiat Powertrain (FGP) (50% at March 31, 2005 and 2004). On February 13, 2005, GM entered into certain agreements with Fiat S.p.A. (Fiat), as a result of which GM will no longer hold an interest in FGP. Under these agreements, GM and Fiat agreed to terminate and liquidate the joint ventures as soon as reasonably practicable. GM expects the liquidation of the joint ventures to be complete in the second quarter of 2005. Information regarding GM’s share of income for all nonconsolidated affiliates (as described above) in the following countries is included in the table below (in millions):

GM's share of nonconsolidated affiliates' net income (loss)	Three Months Ended March 31,
	2005	2004
Italy	$21	$18
Japan	$50	$106
China	$33	$162
Korea	$(8)	$(8)
NOTE 5. Product Warranty Liability
     Policy, product warranty and recall campaigns liability included the following (dollars in millions):

	Three Months	Twelve Months	Three Months
	Ended	Ended	Ended
	March 31, 2005	Dec. 31, 2004	March 31, 2004
Beginning balance	$9,133	$8,674	$8,674
Payments	(1,209)	(4,608)	(1,131)
Increase in liability (warranties issued during period)	1,221	4,980	1,483
Adjustments to liability (pre-existing warranties)	5	(85)	6
Effect of foreign currency translation	(110)	172	(80)

Ending balance	$9,040	$9,133	$8,952

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
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
     Also, GM has entered into agreements with certain suppliers and service providers that guarantee the value of the suppliers’ assets and agreements with third parties that guarantee fulfillment of certain suppliers’ commitments. The maximum exposure under these commitments amounts to $128 million.
     The Corporation has guaranteed certain amounts related to the securitization of mortgage loans. In addition, GMAC issues financial standby letters of credit as part of their financing and mortgage operations. At March 31, 2005 approximately $30 million was recorded with respect to these guarantees, the maximum exposure under which is approximately $7.6 billion.
     In addition to guarantees, GM has entered into agreements indemnifying certain parties with respect to environmental conditions pertaining to ongoing or sold GM properties. Due to the nature of the indemnifications, GM’s maximum exposure under these agreements cannot be estimated. No amounts have been recorded for such indemnities.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 7. Comprehensive Income
     GM’s total comprehensive income, net of tax, was as follows (in millions):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$(1,253)	$1,225
Other comprehensive income (loss)	(726)	146

Total	$(1,979)	$1,371

NOTE 8. Earnings Per Share Attributable to Common Stock
     The reconciliation of the amounts used in the basic and diluted earnings per share computations for income from continuing operations was as follows (in millions except per share amounts):

	$1-2/3 Par Value Common Stock
	Income		Per Share
	(Loss)	Shares	Amount
Three Months Ended March 31, 2005
Basic EPS
Income from continuing operations attributable to common stock	$(1,253)	565	$(2.22)

Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted income attributable to common stock	$(1,253)	565	$(2.22)

Three Months Ended March 31, 2004
Basic EPS
Income from continuing operations attributable to common stock	$1,225	564	$2.17

Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	5	(0.02)

Diluted EPS
Adjusted income attributable to common stock	$1,225	569	$2.15

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
NOTE 9. Depreciation and Amortization
     Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

	Three Months Ended
	March 31,
	2005	2004
Depreciation	$1,270	$1,148
Amortization of special tools	816	726
Amortization of intangible assets	10	7

Total	$2,096	$1,881

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 10. Pensions and Other Postretirement Benefits

	U.S. Plans		Non-U.S. Plans
	Pension Benefits		Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2005	2004	2005	2004	2005	2004
Components of expense	(dollars in millions)
Service cost	$279	$273	$72	$62	$188	$157
Interest cost	1,221	1,260	241	223	1,081	1,017
Expected return on plan assets	(1,974)	(1,953)	(185)	(163)	(421)	(273)
Amortization of prior service cost	291	319	27	24	(16)	(20)
Recognized net actuarial loss	517	464	69	48	584	372
Curtailments, settlements, and other	91	34	59	7	—	—

Net expense	$425	$397	$283	$201	$1,416	$1,253

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 12. Segment Reporting

					Total		Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing
	(dollars in millions)
For the Three Months Ended March 31, 2005
Manufactured products sales and revenues:
External customers	$26,085	$7,573	$2,134	$1,535	$37,327	$(24)	$37,303	$8,221	$249	$8,470
Intersegment	(707)	384	165	159	1	(1)	—	—	—	—

Total manufactured products	$25,378	$7,957	$2,299	$1,694	$37,328	$(25)	$37,303	$8,221	$249	$8,470

Interest income (a)	$296	$91	$19	$3	$409	$(200)	$209	$477	$(94)	$383
Interest expense	$758	$111	$24	$7	$900	$(215)	$685	$3,001	$(7)	$2,994
Net income (loss)	$(1,704)	$(547)	$31	$70	$(2,150)	$168	$(1,982)	$728	$1	$729
Segment assets	$124,789	$25,313	$4,469	$4,963	$159,534	$(4,536)	$154,998	$315,252	$147	$315,399
For the Three Months Ended March 31, 2004
Manufactured products sales and revenues:
External customers	$29,643	$7,278	$1,729	$1,428	$40,078	$59	$40,137	$7,602	$123	$7,725
Intersegment	(540)	265	104	171	—	—	—	—	—	—

Total manufactured products	$29,103	$7,543	$1,833	$1,599	$40,078	$59	$40,137	$7,602	$123	$7,725

Interest income (a)	$186	$81	$11	$2	$280	$(123)	$157	$333	$(69)	$264
Interest expense	$639	$87	$(6)	$7	$727	$(165)	$562	$2,223	$(1)	$2,222
Net income (loss)	$344	$(109)	$(17)	$272	$490	$(22)	$468	$757	$—	$757
Segment assets	$130,054	$24,127	$3,594	$3,744	$161,519	$(1,657)	$159,862	$296,985	$(583)	$296,402

(a)	Interest income is included in net sales and revenues from external customers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — concluded
(Unaudited)
NOTE 13. Subsequent Event
     On April 4, 2005, GM, Greenbriar Equity Group LLC (Greenbriar), and Berkshire Partners LLC (Berkshire) announced that they have concluded the sale of Electro-Motive Division (EMD) by GM to an investor group led by Greenbriar and Berkshire. The sale covers substantially all of the EMD businesses, and both the LaGrange, Illinois and London, Ontario manufacturing facilities. GM does not expect this transaction to have a material effect on GM’s consolidated financial position or results of operations.
* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the December 31, 2004 consolidated financial statements and notes thereto (the 2004 Consolidated Financial Statements), along with the MD&A included in General Motors Corporation’s (the Corporation, General Motors, or GM) 2004 Annual Report on Form 10-K, as amended, filed separately with the U.S. Securities and Exchange Commission (SEC). All earnings per share amounts included in the MD&A are reported on a fully diluted basis.
     GM presents separate supplemental financial information for its reportable operating segments:
•	Automotive and Other Operations (Auto & Other); and

•	Financing and Insurance Operations (FIO).
     GM’s Auto & Other reportable operating segment consists of:
•	GM’s four automotive regions: GM North America (GMNA), GM Europe (GME), GM Latin America/Africa/Mid-East (GMLAAM), and GM Asia Pacific (GMAP), which constitute GM Automotive (GMA); and
•	Other, which includes the elimination of intersegment transactions, certain non-segment specific revenues and expenditures, including legacy costs related to postretirement benefits for certain Delphi and other retirees, and certain corporate activities.
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
     The accompanying MD&A gives effect to the restatements of the 2005 and 2004 Quarterly Condensed Consolidated Financial Statements discussed in Note 1 to the Condensed Consolidated Financial Statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS

Consolidated Results	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Consolidated:
Total net sales and revenues	$45,773	$47,862
Net income (loss)	$(1,253)	$1,225
Net margin	(2.7)%	2.6%
Automotive and Other Operations:
Total net sales and revenues	$37,303	$40,137
Net income (loss)	$(1,982)	$468
Financing and Insurance Operations:
Total revenues	$8,470	$7,725
Net income	$729	$757
     The decrease in first quarter 2005 total net sales and revenues, compared with first quarter 2004, was due to decreased GMA revenue of $2.8 billion, primarily driven by lower production volume and unfavorable product mix at GMNA, partly offset by revenue increases in all other automotive regions. FIO revenue increased $745 million.
     Consolidated net income decreased $2.5 billion to a net loss of $1.3 billion in the first quarter of 2005, compared to income of $1.2 billion in the first quarter of 2004. The net loss at Auto & Other of $2.0 billion is attributable to GMNA, which had a net loss of $1.7 billion, and GME, which had a net loss of $547 million. GMAC earned $728 million in the first quarter of 2005, down $29 million from the 2004 level, reflecting lower financing income partially offset by higher income from mortgage and insurance operations.
     On a consolidated basis, GM recognized a net tax benefit of $972 million on a loss before taxes, equity income, and minority interests of $2.3 billion, resulting in an effective tax rate for the first quarter of 2005 of 42%. For the first quarter of 2005, GM’s income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM’s automotive regions based on effective tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations.
First quarter 2005 results included:
•	GMNA incurred a significant loss due to lower volumes, unfavorable mix, and increased health-care expense;

•	GME recognized an employee separation charge related to restructuring initiatives;

•	GMLAAM was profitable for the fifth consecutive quarter;

•	GMAP earned lower net income resulting from challenging conditions in China and lower income in Japan; and

•	GMAC earned significant net income despite a lower net interest margin environment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Auto & Other:
Total net sales and revenues	$37,303	$40,137
Net income (loss)	$(1,982)	$468
GMA net income (loss) by region:
GMNA	$(1,704)	$344
GME	(547)	(109)
GMLAAM	31	(17)
GMAP	70	272

Net income (loss)	$(2,150)	$490
Net margin	(5.8)%	1.2%
GM global automotive market share	13.4%	13.6%
Other:
Net income (loss)	$168	$(22)
     GM Automotive’s net sales and revenues declined $2.8 billion, or 7%, in the first quarter of 2005, compared to the year-earlier quarter. The decrease was driven by a 13% decline in GMNA’s total sales, while all other regions increased revenues over the first quarter of 2004. GM’s global market share was 13.4% and 13.6% for the first quarters of 2005 and 2004, respectively. GMNA’s market share decreased 1.1 percentage points, to 25.2% for the quarter, compared to 2004. Market share gains were achieved in GME and GMAP, while GMLAAM’s share decreased slightly despite an increase in sales volume (see discussion below under each region).
     GMA incurred a net loss of $2.2 billion in the first quarter 2005, compared to net income of $490 million in 2004, accounted for by a substantial loss at GMNA and a restructuring charge at GME. Operating results at GME, GMLAAM, and GMAP met or exceeded management’s expectations for the quarter.
GM Automotive Regional Results

GM North America	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
GMNA:
Net income (loss)	$(1,704)	$344
Net margin	(6.7)%	1.2%

Production volume	(volume in thousands)
Cars	470	525
Trucks	713	820

Total GMNA	1,183	1,345

Vehicle unit sales
Industry — North America	4,684	4,676
GM as a percentage of industry	25.2%	26.3%

Industry — U.S.	3,998	3,994
GM as a percentage of industry	25.4%	26.7%
GM cars	23.3%	25.9%
GM trucks	27.1%	27.3%
     North American industry vehicle unit sales were essentially unchanged at 4.7 million in the first quarter of 2005 compared to 2004. While industry sales were flat, GMNA’s market share declined 1.1 percentage points to 25.2% from 26.3% in the first quarter of 2004.
     During the first quarter of 2005, industry vehicle unit sales in the United States were unchanged at 4.0 million units compared to the first quarter of 2004. GM’s U.S. market share decreased by 1.3 percentage points, to 25.4%, compared to the first quarter of 2004. U.S. car market share declined by 2.6 percentage points to 23.3%, while U.S. truck market share declined to 27.1%, down 0.2 percentage point.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM North America (concluded)
     In the first quarter of 2005, GMNA recorded a net loss of $1.7 billion, a deterioration of $2.0 billion from 2004 net income of $344 million. The decrease was primarily due to lower production volume, unfavorable product mix, negative pricing, and higher health-care expense, partially offset by structural cost savings. Production volume was lower in 2005 by 162 thousand units, at 1.183 million for the quarter, compared to 1.345 million in the first quarter of 2004. Dealer inventories in the U.S. declined by 99 thousand units as a result of this, to 1.243 million at March 31, 2005 from 1.342 million units at March 31, 2004. Product mix was unfavorable primarily due to a decrease in sales of large utility vehicles, with an increase in less-profitable smaller utilities and small cars.
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

GM Europe
	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
GME net loss	$(547)	$(109)
GME net margin	(6.9)%	(1.4)%

	(volume in thousands)
Production volume	502	473

Vehicle unit sales
Industry	5,254	5,353
GM as a percentage of industry	9.8%	9.4%

GM market share — Germany	10.9%	10.6%
GM market share — United Kingdom	14.8%	14.0%
     Industry vehicle unit sales decreased in Europe during the first quarter of 2005 by approximately 2% to 5.3 million, from 5.4 million in the first quarter of 2004, with strong year-over-year growth in Eastern Europe and France more than offset by declines in the rest of the Western and the Central regions. Despite the lower industry volumes, GME’s vehicle unit sales increased by 13 thousand units over the first quarter of 2004, to 513 thousand units. In addition, GME achieved its highest quarterly market share in six years; at 9.8% it was 0.4 percentage point higher than the same period in 2004. In the two largest markets in Europe, GM gained market share: share was 10.9% in Germany, a 0.3 percentage point increase versus the first quarter of 2004, and 14.8% in the United Kingdom, an increase of 0.8 percentage point versus the same period in 2004. Market share also improved in every other significant European market, other than Spain.
     Net loss for GME totaled $547 million and $109 million in the first quarters of 2005 and 2004 respectively. The increased loss is primarily the result of an after-tax separation charge of $422 million related to the restructuring plan announced in the fourth quarter of 2004.
     In addition to the separation charge, favorable product mix and improvements in material costs were largely offset by continued price deterioration, which was the result of increased marketing programs, especially in Germany and the U.K.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)

GM Latin America/Africa/Mid-East
	Three Months Ended
	March 31,
	2005	2004
	(dollars in millions)
GMLAAM net income (loss)	$31	$(17)
GMLAAM net margin	1.3%	(0.9)%

	(volume in thousands)
Production volume	185	159

Vehicle unit sales
Industry	1,144	984
GM as a percentage of industry	16.0%	16.2%

GM market share — Brazil	19.0%	23.5%
     Industry vehicle unit sales in the LAAM region increased over 16% in the first quarter of 2005, to 1.144 million units, compared to the first quarter of 2004. Overall, GMLAAM’s market share for the region decreased 0.2 percentage point, to 16.0% in the first quarter of 2005. This decline was primarily the result of a 4.5 percentage point decline in Brazil market share, largely offset by increases in Argentina and the Middle East. Low plant inventories in Brazil in January and February 2005, which were the result of strong sales in December 2004, contributed to the sales decline, which was largely reversed in March. GMLAAM sales continue to grow rapidly in South Africa.
     GMLAAM earned net income of $31 million in the quarter, compared to a net loss of $17 million in the first quarter of 2004. The first quarter of 2005 is the fourth consecutive quarter of profitability for GMLAAM.

GM Asia Pacific
	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
GMAP net income	$70	$272
GMAP net margin	4.1%	17.0%
	(volume in thousands)
Production volume	341	296

Vehicle unit sales
Industry	4,597	4,575
GM as a percentage of industry	5.0%	4.9%

GM market share — Australia	18.5%	20.0%
GM market share — China	10.4%	9.9%
     Industry vehicle unit sales in the Asia Pacific region were virtually unchanged in the first quarter of 2005 compared to the first quarter of 2004, at 4.6 million units. Declines in industry volume in China, Japan, and South Korea were offset primarily by gains in Australia, India, and Thailand. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company [GM-DAT] and China affiliates) in the region by 6 thousand units, or 3% in the period, to 231 thousand units from 225 thousand in 2004. GMAP’s first quarter 2005 market share increased to 5.0%, from 4.9% in the first quarter of 2004. Despite lower industry sales in China, GMAP increased its sales volume compared to the first quarter of 2004, and increased its market share in China to 10.4% in the first quarter of 2005, up from 9.9% in the first quarter of 2004.
     Net income from GMAP was $70 million and $272 million in the first quarters of 2005 and 2004, respectively. The decrease in GMAP’s net income, compared with the first quarter of 2004, was primarily due to lower equity earnings from Shanghai GM, primarily due to unfavorable pricing, partially offset by favorable mix. In addition, Japan equity income decreased compared to the prior period due to a one-time favorable pension gain recognized at Suzuki in the first quarter of 2004. GM Holden’s results were lower than in the first quarter of 2004 due to lower production as a result of plant rearrangements and modernization at the beginning of 2005 coupled with weaker mix due to declining demand in the upper medium segment of the market and lower export volumes.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
     On February 3, 2005 GM completed the purchase of 16.6 million newly-issued shares of common stock in GM-DAT for approximately $49 million. This increased GM’s ownership in GM-DAT to 48.2% from 44.6%. No other shareholders in GM-DAT participated in the issue.
Other Operations

	Three Months Ended March 31,
	2005	2004
	(dollars in millions)
Other:
Total net sales, revenues, and eliminations	$(25)	$59
Net income (loss)	$168	$(22)

     Other Operations recorded net income of $168 million in the first quarter of 2005, compared to a net loss of $22 million in 2004. The improved results include tax benefits of $389 million recognized in Other Operations. As discussed above, these benefits relate to various items that generally do not vary with changes in pre-tax income. In addition, Other Operations’ results include after-tax legacy costs of $112 million and $102 million for the first quarters of 2005 and 2004, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility. Other Operations’ results also include $8 million, after tax, related to the early retirement and other separation programs described above for certain salaried employees in the U.S.
Health-care Costs
     GM is currently exposed to significant and growing liabilities for other postretirement employee benefits (OPEB), including retiree healthcare and life insurance, for both its hourly and salaried workforces. GM discontinued offering OPEB to salaried workers hired after 1992. Such employees now comprise approximately 30% of GM’s U.S. active salaried workforce. GM’s OPEB liabilities have grown to $77.5 billion as of December 31, 2004 with increases in recent years primarily resulting from increases in health-care inflation. GM’s OPEB liabilities affect GM’s short-term and long-term financial condition in several ways. GM’s OPEB liabilities affect GM’s OPEB expense, which affects GM’s net income. GM’s OPEB cost increase has challenged GM’s ability to reduce its structural costs.
     In recent years, GM has paid its OPEB expenditures from operating cash flow, which reduces GM’s liquidity and cash flow from operations.
     Because of the importance of OPEB liabilities to GM’s financial condition, GM management is pursuing an aggressive strategy on several fronts to mitigate the continued growth of these liabilities. These efforts include public policy initiatives, improvements to the health-care delivery system, enhanced consumer awareness of the effect of health-care choices and on-going discussions with our labor unions about the level of OPEB benefits provided to hourly employees.
GMAC Financial Review
     GMAC’s net income was $728 million and $757 million in the first quarters of 2005 and 2004, respectively.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Financing operations	$216	$427
Mortgage operations	418	244
Insurance operations	94	86

Net income	$728	$757

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (concluded)
     Net income from financing operations totaled $216 million and $427 million in the first quarters of 2005 and 2004, respectively. The decrease in net income in the first quarter of 2005, compared with 2004, was primarily the result of significantly lower net interest margins, partially offset by improved credit experience and stronger used car prices. During the first quarter of 2005, remarketing results of off-lease vehicles continued to improve, with the average gain per vehicle increasing from $461 in 2004 to $1,179 per vehicle in 2005.
     Net income from mortgage operations totaled $418 million in the first quarter of 2005, a 71% increase over the $244 million earned in the first quarter of 2004, reflecting increases for all three of GMAC’s mortgage entities — GMAC Residential Mortgage, GMAC-RFC, and GMAC Commercial Mortgage. Increases in interest rates favorably affected mortgage servicing results and fee-based revenue. Although mortgage industry volumes in the first quarter of 2005 were below those of the first quarter of 2004, GMAC’s mortgage operations continued to increase market share. As a result, mortgage origination volumes were higher for both the residential and commercial mortgage operations, compared to the first quarter of 2004, resulting in an increase in gains on sales of loans.
     Net income from insurance operations totaled $94 million and $86 million in the first quarters of 2005 and 2004, respectively. The increase in net income in the first quarter of 2005, compared with 2004, was primarily due to strong net underwriting revenue and investment income.
LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows Restatements and Reclassifications
     For the three months ended March 31, 2005 and 2004, GM restated its Condensed Consolidated Statements of Cash Flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (continued)
Automotive and Other Operations
     At March 31, 2005, cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and March 31, 2004) of readily-available assets of the Voluntary Employees’ Beneficiary Association (VEBA) trust totaled $19.8 billion, compared with $23.3 billion at December 31, 2004 and $23.5 billion at March 31, 2004. The decrease of approximately 15% from December 31, 2004 was primarily the result of the net loss of Auto & Other for the first quarter of 2005, and payments totaling approximately $1.7 billion related to the GME restructuring initiative and to the agreement reached in February 2005 between GM and Fiat S.p.A. to terminate the Master Agreement (including the Put Option) between them, settle various disputes related thereto, and other matters. The increase to $4.2 billion in readily-available assets in the VEBA results from higher withdrawal capacity from the hourly VEBA trust due to increased other postretirement employee benefit payments, and the addition of withdrawal capacity from the salaried VEBA that was funded in 2004. Total assets in the VEBA trust used to pre-fund part of GM’s other postretirement benefits liability approximated $20.8 billion at March 31, 2005, $20.0 billion at December 31, 2004, and $15.9 billion at March 31, 2004.
     Long-term debt was $29.9 billion at March 31, 2005, compared with $30.5 billion at December 31, 2004 and $29.6 billion at March 31, 2004. The ratio of long-term debt to the total of long-term debt and GM’s net assets of Automotive and Other Operations was 91.5% at March 31, 2005, 85.7% at December 31, 2004, and 85.4% at March 31, 2004. The ratio of long-term debt and short-term loans payable to the total of this debt and GM’s net assets of Automotive and Other Operations was 92.1% at March 31, 2005, 86.5% at December 31, 2004, and 86.5% at March 31, 2004.
     Net liquidity, calculated as cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and March 31, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.5 billion at March 31, 2005, compared with a negative $9.2 billion at December 31, 2004, and a negative $8.9 billion at March 31, 2004.
Financing and Insurance Operations
     At March 31, 2005, GMAC’s consolidated assets totaled $315.3 billion, compared with $324.2 billion at December 31, 2004 and $297.0 billion at March 31, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $190.8 billion at March 31, 2005, driven by decreases in retail and wholesale automotive receivables and mortgage receivables. The increase in GMAC’s consolidated assets at March 31, 2005 compared with March 31, 2004 was due to a higher balance of investment securities, loans held for sale, and consumer receivables and loans, including both automotive and residential mortgages.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (concluded)
Financing and Insurance Operations (concluded)
     Consistent with the changes in asset levels, GMAC’s total debt decreased to $259.4 billion at March 31, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $13.0 billion at March 31, 2004, at $246.4 billion. GMAC’s ratio of total debt to total stockholder’s equity at March 31, 2005 was 11.5:1, compared with 11.9:1 at December 31, 2004, and 11.7:1 at March 31, 2004. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $57.1 billion at March 31, 2005, provide “back-up” liquidity and represent additional funding sources, if required. In addition, GMAC has $61.3 billion in funding commitments (with $31.9 billion used) through a variety of committed facilities with third parties (including third party asset-backed commercial paper conduits) that GMAC’s Financing and Mortgage Operations may use as additional secured funding sources.
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
Assets in off-balance sheet entities were as follows (dollars in millions):

	March 31,	Dec. 31,	March 31,
	2005	2004	2004
Automotive and Other Operations
Assets leased under operating leases	$2,469	$2,553	$2,303
Trade receivables sold (1)	1,153	1,210	795

Total	$3,622	$3,763	$3,098

Financing and Insurance Operations
Receivables sold or securitized:
— Mortgage loans	$81,496	$79,043	$84,267
— Retail finance receivables	4,777	5,615	8,501
— Wholesale finance receivables	24,507	21,291	18,702

Total	$110,780	$105,949	$111,470

(1)	In addition, trade receivables sold to GMAC were $558 million, $549 million and $506 million for the periods ended March 31, 2005, December 31, 2004, and March 31, 2004, respectively.
BOOK VALUE PER SHARE
     Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $44.37 at March 31, 2005, $48.41 at December 31, 2004, and $45.96 at March 31, 2004.
     Book value per share is a meaningful financial measure for GM, as it provides investors an objective metric based on GAAP that can be compared to similar metrics for competitors and other industry participants. The book value per share can vary significantly from the trading price of common stock since the latter is driven by investor expectations about a variety of factors, including the present value of future cash flows, which may or may not warrant financial statement recognition under GAAP.
      As of March 31, 2005, GM’s book value per share was significantly higher than the trading price of its $1-2/3 par value common stock. GM believes that this difference is driven mainly by marketplace uncertainty surrounding future events at GM.
      We also believe the fact that GM's book value exceeds the recent trading price of its $1-2/3 par value common stock is a potential indicator of impairment. Presently, none of these uncertainties warrant modification to the amounts reflected in GM's consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned subsidiaries at March 31, (in thousands)
	2005	2004

GMNA	179	186
GME	58	63
GMLAAM	30	26
GMAP	15	14
GMAC	34	33
Other	5	5

Total employees	321	327

	Three Months Ended
	March 31,
	2005	2004

Worldwide payrolls — (in billions)	$5.3	$5.5

CRITICAL ACCOUNTING ESTIMATES
     The consolidated financial statements of GM are prepared in conformity with GAAP, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. GM’s accounting policies and critical accounting estimates are consistent with those described in Note 1 to the 2004 Consolidated Financial Statements. Management believes that the accounting estimates employed are appropriate and resulting balances are reasonable; however, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The Corporation has discussed the development, selection and disclosures of its critical accounting estimates with the Audit Committee of GM’s Board of Directors, and the Audit Committee has reviewed the Corporation’s disclosures relating to these estimates.
Equipment on operating lease
      Sales to daily rental car companies with guaranteed repurchase options are accounted for as equipment on operating leases. Lease revenue is recognized over the term of the lease. Management reviews residual values periodically to determine that estimates remain appropriate, and if an asset is impaired losses are recognized at the time of the impairment.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NEW ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (SFAS No. 123R), “Accounting for Stock-Based Compensation,” requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
FORWARD-LOOKING STATEMENTS
     In this report, in reports subsequently filed by GM with the SEC on Form 10-Q and filed or furnished on Form 8-K, and in related comments by management of GM, our use of the words “expect,” “anticipate,” “estimate,” “forecast,” “initiative,” “objective,” “plan,” “goal,” “project,” “outlook,” “priorities,” “target,” “intend,” “evaluate,” “pursue,” “seek,” “may,” “would,” “could,” “should,” “believe,” “potential,” “continue,” “designed,” “impact,” or the negative of any of those words or similar expressions is intended to identify forward-looking statements. All statements in subsequent reports which GM may file with the SEC on Form 10-Q and filed or furnished on Form 8-K, other than statements of historical fact, including without limitation, statements about future events and financial performance, are forward-looking statements that involve certain risks and uncertainties. While these statements represent our current judgment on what the future may hold, and we believe these judgments are reasonable when made, these statements are not guarantees of any events or financial results, and GM’s actual results may differ materially due to numerous important factors that may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K. Such factors include, among others, the following:
•	The ability of GM to realize production efficiencies, to achieve reductions in costs as a result of the turnaround restructuring and health care cost reductions and to implement capital expenditures at levels and times planned by management;

•	The pace of product introductions;

•	Market acceptance of the Corporation’s new products;

•	Significant changes in the competitive environment and the effect of competition in the Corporation’s markets, including on the Corporation’s pricing policies;

•	Our ability to maintain adequate financing sources and an appropriate level of debt;

•	Restrictions on GMAC’s and ResCap’s ability to pay dividends and prepay subordinated debt obligations to us;

•	Changes in the existing, or the adoption of new, laws, regulations, policies or other activities of governments, agencies and similar organizations where such actions may affect the production, licensing, distribution or sale of our products, the cost thereof or applicable tax rates;

•	Costs and risks associated with litigation;

•	The final results of investigations and inquiries by the SEC;

•	Changes in our accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, including the range of estimates for the Delphi pension benefit guarantees, which could result in an impact on earnings;

•	Changes in relations with unions and employees/retirees and the legal interpretations of the agreements with those unions with regard to employees/retirees;

•	Negotiations and bankruptcy court actions with respect to Delphi’s obligations to GM, negotiations with respect to GM’s obligations under the pension benefit guarantees to Delphi employees, and GM’s ability to recover any indemnity claims against Delphi;

•	Labor strikes or work stoppages at GM or at key suppliers such as Delphi;

•	Additional credit rating downgrades and the effects thereof;

•	The effect of a potential sale or other extraordinary transaction involving GMAC on the results of GM’s and GMAC’s operations and liquidity;

•	Other factors affecting financing and insurance operating segments’ results of operations and financial condition such as credit ratings, adequate access to the market, changes in the residual value of off-lease vehicles, changes in U.S. government-sponsored mortgage programs or disruptions in the markets in which our mortgage subsidiaries operate, and changes in our contractual servicing rights;

•	Shortages of and price increases for fuel; and

•	Changes in economic conditions, commodity prices, currency exchange rates or political stability in the markets in which we operate.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS (concluded)
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
ITEM 4. Controls and Procedures
The Corporation maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time periods.
GM’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of GM’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of March 31, 2005. Based on that evaluation, GM’s chief executive officer and chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were effective at the reasonable assurance level. These controls have been reevaluated and GM’s management, led by its chief executive officer and its current chief financial officer, concluded that GM’s disclosure controls and procedures were not effective at the reasonable assurance level as of that date because of the identification of the material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
As described in Note 1 to the Condensed Consolidated Financial Statements, GM has restated its financial statements for the period presented in this filing. In order to analyze the disclosure controls and procedures associated with the adjustments underlying the restatements, GM management evaluated (1) each adjustment as to whether it was caused by an internal control deficiency and (2) the effectiveness of actions that had been taken to remediate identified internal control deficiencies.
Among other matters, management’s assessment identified the following material weaknesses and significant deficiency:
(A) A material weakness was identified related to our design and maintenance of adequate controls over the preparation, review, presentation and disclosure of amounts included in our condensed consolidated statements of cash flows, which resulted in misstatements therein. Cash outflows related to certain mortgage loan originations and purchases were not appropriately classified as either operating cash flows or investing cash flows consistent with our original description as loans held for sale or loans held for investment. In addition, proceeds from sales and repayments related to certain mortgage loans, which initially were classified as mortgage loans held for investment and subsequently transferred to mortgage loans held for sale, were reported as operating cash flows instead of investing cash flows in our condensed consolidated statements of cash flows, as required by Statement of Financial Accounting Standards No. 102 Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale. Finally, certain non-cash proceeds and transfers were not appropriately presented in the condensed consolidated statements of cash flows.
GM management is in the process of remediating this material weakness through the design and implementation of enhanced controls to aid in the correct preparation, review, presentation and disclosures of our condensed consolidated statements of cash flows. Management will monitor, evaluate and test the operating effectiveness of these controls.
(B) A material weakness was identified related to the fact that GM’s management did not adequately design the control procedures to account for GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, and prematurely revalued to reflect increased anticipated proceeds upon disposal. This material weakness was identified in January 2006, and remediated by discontinuing the premature revaluation of previously recognized impairments.
(C) GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was identified as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. GM management is in the process of remediating this significant deficiency by implementing a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel.
Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within General Motors have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
* * * * * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
PART II
ITEM 6. Exhibits

Exhibit
Number	Exhibit Name
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* * * * * *

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL MOTORS CORPORATION (Registrant)
Date: March 28, 2006	By:	/s/ PETER R. BIBLE
(Peter R. Bible, Chief Accounting Officer)