Form 10-Q/A
period 2005-06-30
GENERAL MOTORS CORP
filed 2006-03-28
CIK 40730

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
Registrant’s telephone number, including area code (313) 556-5000
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                                     Accelerated filer ☐                                          Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 31, 2005, there were outstanding 565,503,422 shares of the issuer’s $1-2/3 par value common stock.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
Explanatory Note		3

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2005 (as restated) and 2004 (as restated)	4

	Supplemental Information to the Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2005 (as restated) and 2004 (as restated)	5

	Condensed Consolidated Balance Sheets as of June 30, 2005 (as restated), December 31, 2004, and June 30, 2004 (as restated)	6

	Supplemental Information to the Condensed Consolidated Balance Sheets as of June 30, 2005 (as restated), December 31, 2004, and June 30, 2004 (as restated)	7

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (as restated) and 2004 (as restated)	8

	Supplemental Information to the Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (as restated) and 2004 (as restated)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 4.	Controls and Procedures	48

Part II — Other Information

Item 6.	Exhibits	50

Signatures		51

Certifications
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EXPLANATORY NOTE
     This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 initially filed with the Securities and Exchange Commission on August 8, 2005 and amended on November 9, 2005 is being filed to reflect restatements of GM’s Condensed Consolidated Balance Sheets as of June 30, 2005 and 2004, the related Condensed Consolidated Statements of Income for the three and six month periods ended those dates, and the related Condensed Consolidated Statements of Cash Flows for the six month periods ended those dates (the “Financial Statements”). These restatements reflect the effects of adjustments for the accounting related to various matters detailed in Note 1 to the Condensed Consolidated Financial Statements. These restatements reflect adjustments for transactions related to supplier credits, adjustments to the accounting for benefit plans, adjustments related to GM’s portfolio of vehicles on operating lease with daily rental car entities and other items. Additionally, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 have been restated with respect to the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities. GM is also revising the discussion under Item 4, Controls and Procedures in order to reflect the effects of the restatements. Except with respect to these matters, the Financial Statements in this Form 10-Q/A do not reflect any events that have occurred after the Form 10-Q for the quarter ended June 30, 2005 was filed.

PART I
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(As restated,	(As restated,	(As restated,	(As restated,
	see Note 1)	see Note 1)	see Note 1)	see Note 1)
	2005	2004	2005	2004
	(dollars in millions except per share amounts)
Total net sales and revenues	$48,469	$49,293	$94,242	$97,155

Cost of sales and other expenses	40,730	39,793	80,229	78,667
Selling, general, and administrative expenses	5,432	5,212	10,321	10,200
Interest expense	3,712	2,839	7,391	5,623

Total costs and expenses	49,874	47,844	97,941	94,490

Income (loss) before income taxes, equity income and minority interests	(1,405)	1,449	(3,699)	2,665
Income tax expense (benefit)	(245)	223	(1,217)	466
Equity income (loss) and minority interests	173	213	242	465

Net income (loss)	$(987)	$1,439	$(2,240)	$2,664

Basic earnings (loss) per share attributable to common stock (Note 9)	$(1.75)	$2.55	$(3.96)	$4.72

Earnings (loss) per share attributable to common stock assuming dilution (Note 9)	$(1.75)	$2.53	$(3.96)	$4.68

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(As restated, see	(As restated,	(As restated,	(As restated,
	Note 1)	see Note 1)	see Note 1)	see Note 1)
	2005	2004	2005	2004
		(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS

Total net sales and revenues	$40,178	$41,202	$77,481	$81,339

Cost of sales and other expenses	38,720	37,231	75,866	73,725
Selling, general, and administrative expenses	3,320	3,144	6,157	6,167

Total costs and expenses	42,040	40,375	82,023	79,892

Interest expense	671	596	1,356	1,158
Net expense from transactions with Financing and Insurance Operations	100	59	187	127

Income (loss) before income taxes, equity income, and minority interests	(2,633)	172	(6,085)	162
Income tax (benefit)	(665)	(255)	(2,063)	(479)
Equity income (loss) and minority interests	173	213	245	467

Net income (loss) – Automotive and Other Operations	$(1,795)	$640	$(3,777)	$1,108

FINANCING AND INSURANCE OPERATIONS

Total revenues	$8,291	$8,091	$16,761	$15,816

Interest expense	3,041	2,243	6,035	4,465
Depreciation and amortization expense	1,404	1,331	2,802	2,722
Operating and other expenses	1,921	2,276	4,010	4,159
Provisions for financing and insurance losses	797	1,023	1,715	2,094

Total costs and expenses	7,163	6,873	14,562	13,440
Net income from transactions with Automotive and Other Operations	(100)	(59)	(187)	(127)

Income before income taxes, equity income, and minority interests	1,228	1,277	2,386	2,503
Income tax expense	420	478	846	945
Equity income (loss) and minority interests	—	—	(3)	(2)

Net income – Financing and Insurance Operations	$808	$799	$1,537	$1,556

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated,		(As restated,
	see Note 1)	Dec. 31,	see Note 1)
	June 30, 2005	2004	June 30, 2004

	(dollars in millions)
ASSETS
Cash and cash equivalents	$32,261	$35,993	$29,901
Marketable securities	23,013	21,737	20,816

Total cash and marketable securities	55,274	57,730	50,717
Finance receivables – net	178,137	199,600	191,563
Loans held for sale	26,903	19,934	17,393
Accounts and notes receivable (less allowances)	18,465	21,236	16,990
Inventories (less allowances) (Note 3)	13,350	12,247	12,274
Deferred income taxes	27,910	26,559	27,835
Net equipment on operating leases (less accumulated depreciation)	36,076	34,214	32,800
Equity in net assets of nonconsolidated affiliates	4,156	6,776	6,381
Property – net	40,325	39,020	37,578
Intangible assets – net (Note 4)	4,947	4,925	4,696
Other assets	60,458	57,680	57,709

Total assets	$466,001	$479,921	$455,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable (principally trade)	$28,694	$28,830	$26,377
Notes and loans payable	283,621	300,279	277,027
Postretirement benefits other than pensions	30,592	28,182	31,767
Pensions	9,712	9,455	7,559
Deferred income taxes	6,632	7,078	8,101
Accrued expenses and other liabilities	82,002	78,340	77,326

Total liabilities	441,253	452,164	428,157
Minority interests	902	397	328
Stockholders’ equity
$1-2/3 par value common stock (outstanding, 565,503,422; 565,132,021; and 564,721,304 shares)	943	942	941
Capital surplus (principally additional paid-in capital)	15,255	15,241	15,181
Retained earnings	11,252	14,062	14,487

Subtotal	27,450	30,245	30,609
Accumulated foreign currency translation adjustments	(1,645)	(1,194)	(1,685)
Net unrealized gains on derivatives	331	589	369
Net unrealized gains on securities	687	751	557
Minimum pension liability adjustment	(2,977)	(3,031)	(2,399)

Accumulated other comprehensive loss	(3,604)	(2,885)	(3,158)

Total stockholders’ equity	23,846	27,360	27,451

Total liabilities and stockholders’ equity	$466,001	$479,921	$455,936

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	(As restated,		(As restated,
	see Note 1)	Dec. 31,	see Note 1)
	June 30, 2005	2004	June 30, 2004

	(dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$12,445	$13,148	$13,182
Marketable securities	3,629	6,655	8,319

Total cash and marketable securities	16,074	19,803	21,501
Accounts and notes receivable (less allowances)	8,087	6,713	6,396
Inventories (less allowances) (Note 3)	12,818	11,717	11,576
Net equipment on operating leases (less accumulated depreciation)	6,723	6,488	6,914
Deferred income taxes and other current assets	10,516	10,794	10,876

Total current assets	54,218	55,515	57,263
Equity in net assets of nonconsolidated affiliates	4,156	6,776	6,381
Property – net	38,480	37,170	35,684
Intangible assets – net (Note 4)	1,658	1,599	1,412
Deferred income taxes	19,253	17,639	18,595
Other assets	41,415	40,844	41,657

Total Automotive and Other Operations assets	159,180	159,543	160,992
Financing and Insurance Operations
Cash and cash equivalents	19,816	22,845	16,719
Investments in securities	19,384	15,082	12,497
Finance receivables – net	178,137	199,600	191,563
Loans held for sale	26,903	19,934	17,393
Net equipment on operating leases (less accumulated depreciation)	29,353	27,726	25,886
Other assets	33,228	35,191	30,886
Net receivable from Automotive and Other Operations	2,846	2,426	2,004

Total Financing and Insurance Operations assets	309,667	322,804	296,948

Total assets	$468,847	$482,347	$457,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$25,361	$24,257	$23,084
Loans payable	1,563	2,062	2,625
Accrued expenses	44,517	46,202	46,655
Net payable to Financing and Insurance Operations	2,846	2,426	2,004

Total current liabilities	74,287	74,947	74,368
Long-term debt	31,043	30,460	29,814
Postretirement benefits other than pensions	25,882	23,477	27,797
Pensions	9,619	9,371	7,489
Other liabilities and deferred income taxes	16,447	16,206	16,000

Total Automotive and Other Operations liabilities	157,278	154,461	155,468
Financing and Insurance Operations
Accounts payable	3,333	4,573	3,293
Debt	251,015	267,757	244,588
Other liabilities and deferred income taxes	32,473	27,799	26,812

Total Financing and Insurance Operations liabilities	286,821	300,129	274,693

Total liabilities	444,099	454,590	430,161
Minority interests	902	397	328
Total stockholders’ equity	23,846	27,360	27,451

Total liabilities and stockholders’ equity	$468,847	$482,347	$457,940

The above Supplemental Information is intended to facilitate analysis of General Motors Corporation’s businesses: (1) Automotive and Other Operations; and (2) Financing and Insurance Operations.
Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	(As restated,	(As restated,
	see Note 1)	see Note 1)
	2005	2004
	(dollars in millions)
Net cash used in operating activities (Note 1)	$(1,781)	$(282)

Cash flows from investing activities
Expenditures for property	(2,944)	(3,201)
Investments in marketable securities – acquisitions	(10,830)	(6,466)
Investments in marketable securities – liquidations	10,269	7,064
Net change in mortgage servicing rights	(185)	(176)
Increase in finance receivables	(2,569)	(17,486)
Proceeds from sales of finance receivables	17,692	9,012
Operating leases – acquisitions	(8,378)	(7,118)
Operating leases – liquidations	3,258	3,992
Investments in companies, net of cash acquired	1,355	(32)
Other	(2,141)	1,113

Net cash provided by (used in) investing activities (Note 1)	5,527	(13,298)

Cash flows from financing activities
Net (decrease) increase in loans payable	(8,411)	2,137
Long-term debt – borrowings	30,440	37,784
Long-term debt – repayments	(32,144)	(30,986)
Cash dividends paid to stockholders	(570)	(564)
Other	3,619	2,804

Net cash (used in) provided by financing activities	(7,066)	11,175

Effect of exchange rate changes on cash and cash equivalents	(412)	(248)

Net decrease in cash and cash equivalents	(3,732)	(2,653)
Cash and cash equivalents at beginning of the period	35,993	32,554

Cash and cash equivalents at end of the period	$32,261	$29,901

Reference should be made to the notes to condensed consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Automotive and		Financing and
	Other		Insurance
	Six Months Ended June 30,
	(As restated, see	(As restated, see	(As restated, see	(As restated, see
	Note 1)	Note 1)	Note 1)	Note 1)
	2005	2004	2005	2004
	(dollars in millions)
Net cash (used in) provided by operating activities (Note 1)	$(2,138)	$955	$357	$(1,237)

Cash flows from investing activities
Expenditures for property	(2,813)	(3,038)	(131)	(163)
Investments in marketable securities – acquisitions	(271)	(855)	(10,559)	(5,611)
Investments in marketable securities – liquidations	3,137	1,603	7,132	5,461
Net change in mortgage servicing rights	—	—	(185)	(176)
Increase in finance receivables	—	—	(2,569)	(17,486)
Proceeds from sales of finance receivables	—	—	17,692	9,012
Operating leases – acquisitions	—	—	(8,378)	(7,118)
Operating leases – liquidations	—	—	3,258	3,992
Net investing activity with Financing and Insurance Operations	1,000	—	—	—
Investments in companies, net of cash acquired	1,355	(53)	—	21
Other	(591)	110	(1,550)	1,003

Net cash provided by (used in) investing activities (Note 1)	1,817	(2,233)	4,710	(11,065)

Cash flows from financing activities
Net increase (decrease) in loans payable	46	(437)	(8,457)	2,574
Long-term debt – borrowings	25	756	30,415	37,028
Long-term debt – repayments	(20)	(55)	(32,124)	(30,931)
Net financing activity with Automotive & Other	—	—	(1,000)	—
Cash dividends paid to stockholders	(570)	(564)	—	—
Other	—	—	3,619	2,804

Net cash (used in) provided by financing activities	(519)	(300)	(7,547)	11,475
Effect of exchange rate changes on cash and cash equivalents	(283)	(176)	(129)	(72)
Net transactions with Automotive/Financing Operations	420	512	(420)	(512)

Net decrease in cash and cash equivalents	(703)	(1,242)	(3,029)	(1,411)
Cash and cash equivalents at beginning of the period	13,148	14,424	22,845	18,130

Cash and cash equivalents at end of the period	$12,445	$13,182	$19,816	$16,719

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
Restatement of Financial Statements
Results of Operations
     In its original Quarterly Report on Form 10-Q for the period ended June 30, 2005 and in Amendment No. 1 to such filing, GM reflected certain restatement adjustments summarized under notes (a) and (b) below. Subsequent to the issuance of the GM Quarterly Report on Form 10-Q for the period ended June 30, 2005, GM management determined that the accounting for certain supplier credits and other lump sum payments from suppliers in 2001 and subsequent years was in error. GM previously disclosed in a Current Report on Form 8-K dated November 9, 2005, that it would restate its financial statements to correct the accounting for credits and other lump sum payments from suppliers. GM has subsequently chosen to restate its financial statements for the additional errors identified in periods presented in this filing. The effects of the restatement adjustments on GM’s originally reported results of operations for the three and six months ended June 30, 2005 and 2004 are summarized below.

	Net income (loss) for the		Net income (loss) for the six
	three months ended June 30,		months ended June 30,
	2005	2004	2005	2004
	(dollars in millions)
As originally reported	$(286)	$1,341	$(1,390)	$2,621
Out of period adjustments (a)	—	36	—	(36)
Impairment of Fuji Heavy Industries (b)	(788)	—	(788)	—

As previously reported	$(1,074)	$1,377	$(2,178)	$2,585
Adjustments, net of tax, for:
Supplier credits (c)	11	(4)	15	(8)
Disposal loss adjustment (d)	49	30	(58)	—
Benefit plans economic assumptions (e)	(16)	1	(32)	2
Other, net of tax (f)	43	35	13	85

Total of above adjustments	87	62	(62)	79

As restated	$(987)	$1,439	$(2,240)	$2,664

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued
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
(b)	As described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as amended, investments in equity securities as of June 30, 2005, include GM’s 20.1% investment in the common stock of Fuji Heavy Industries, Ltd. (FHI), which then had a book value of $1.5 billion. GM uses the equity method of accounting for its investment in FHI. At the time of GM's initial investment in FHI and through the first quarter of 2005, the book value of the FHI shares had been in excess of the value of the underlying shares of common stock of FHI, as determined by trades on the Tokyo Stock Exchange. However, the carrying value amount had been considered recoverable based on GM’s periodic estimates of fair value that comprehended FHI's future business plans and financial prospects. In May 2005, management of FHI formulated a new business plan, which indicated FHI’s expectation of a decline in revenues, profits and cash flows in the near term from those levels comprehended in previous plans.

GM has determined that, as of the second quarter, the value of the common stock of FHI was other than temporarily impaired and that the carrying value of the common stock FHI should have been reduced to fair value of approximately $650 million, based on the closing price of FHI stock on the Tokyo Stock Exchange on June 30, 2005. GM believes that the closing price of FHI stock on June 30, 2005 represents the best indicator of fair market value and that it would not be appropriate to consider subsequent recovery in the price of FHI stock in determining the second quarter impairment. This correction had no effect on GM’s originally reported amounts of cash flows from operating activities or the net increase (decrease) in cash equivalents.
(c)	GM erroneously recorded as a reduction to cost of sales certain payments and credits received from suppliers prior to completion of the earnings process. GM has concluded that the payments and credits received were associated with agreements for the award of future services or products or other rights and privileges and should be recognized when subsequently earned.
(d)	GM’s portfolio of vehicles on operating lease with daily rental car entities, which was impaired at lease inception, was prematurely revalued in 2005 to reflect increased anticipated proceeds upon disposal.

(e)	GM originally estimated its discount rate for the U.S. Hourly pension plan referencing certain indicators which, in view of evolving guidance, did not provide the best estimate to defease the pension liability. The above adjustments to 2005 results include the amounts, net of tax, to correct the original accounting estimates. Also, GM erroneously calculated the anticipated effect of cost reduction initiatives on its expected healthcare cost trend rate for 2002 and, as a result, understated that rate. The above adjustments to 2005 and 2004 results reflect the subsequent increase in accrued expense related to the 2001 calculation.

(f)	For periods covered by this filing, GM has recorded other accounting adjustments it has identified that were not recorded in the proper period. These out-of-period adjustments were not material to the financial statements as originally reported; however, as part of the restatement, they are being recognized in the period in which the underlying transactions occurred. The effect of these adjustments, net-of-tax, was $43 million and $35 million for the three months ended June 30, 2005 and 2004, respectively, and $13 million and $85 million for the six months ended June 30, 2005 and 2004, respectively. The significant out-of-period adjustments were related to the following matters: (1) Engineering and facility-related expenses recorded in improper periods; (2) Reconciliation of prior year tax provisions to actual tax returns.

Statements of Cash Flows
Restatements — GM previously disclosed in a Current Report on Form 8-K dated March 17, 2006, that it would restate its statements of cash flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities.
Reclassifications — After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the consolidated statements of cash flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash used in operating activities and net cash used in investing activities. These amounts for the six months ended June 30, 2004 have been reclassified to be consistent with the six months ended June 30, 2005.
     The Corporation’s previous policy was to classify all the cash flow effects of providing wholesale loans to its independent dealers by GM’s Financing and Insurance Operations as an investing activity in its condensed consolidated statements of cash flows. This policy, when applied to the financing of inventory sales, had the effect of presenting an investing cash outflow and an operating cash inflow even though there was no cash inflow or outflow on a consolidated basis. The Corporation has changed its policy to eliminate this intersegment activity from its condensed consolidated statements of cash flows and, as a result of this change, all cash flow effects related to wholesale loans are reflected in the operating activities section of the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. This reclassification better reflects the financing of the sale of inventory as a non-cash transaction to GM on a consolidated basis and eliminates the effects of intercompany transactions.
     The effects of these adjustments on GM’s previously reported condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are summarized below.

	Six Months Ended June 30,
	2005		2004
		Financing		Financing
		and		and
	Consolidated	Insurance	Consolidated	Insurance
Net cash used in operating activities
As originally reported	$2,489	$4,627	$7,599	$6,644
Reclassification — wholesale loans	—	—	(7,040)	(7,040)

As previously reported	$2,489	$4,627	$559	$(396)
Restatement — mortgage related activities	(4,270)	(4,270)	(841)	(841)

As restated	$(1,781)	$357	$(282)	$(1,237)

Net cash provided by (used in) investing activities
As originally reported	$1,257	$440	$(21,179)	$(18,946)
Reclassification — wholesale loans	—	—	7,040	7,040

As previously reported	$1,257	$440	$(14,139)	$(11,906)

Restatement — mortgage related activities	4,270	4,270	841	841

As restated	$5,527	$4,710	$(13,298)	$(11,065)

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
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions except per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues	$48,469	$48,469	$49,254	$49,293

Cost of sales and other expenses	40,902	40,730	39,778	39,793
Selling, general, and administrative expenses	5,432	5,432	5,171	5,212
Interest expense	3,712	3,712	2,839	2,839

Total costs and expenses	50,046	49,874	47,788	47,844

Income (loss) before income taxes, equity income and minority interests	(1,577)	(1,405)	1,466	1,449
Income tax (benefit) expense	(330)	(245)	302	223
Equity income (loss) and minority interests	173	173	213	213

Net income (loss)	$(1,074)	$(987)	$1,377	$1,439

Basic earnings (loss) per share attributable to common stock	$(1.90)	$(1.75)	$2.44	$2.55

Earnings (loss) per share attributable to common stock assuming dilution	$(1.90)	$(1.75)	$2.42	$2.53

	Six Months Ended June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions except per share amounts)
GENERAL MOTORS CORPORATION AND SUBSIDIARIES
Total net sales and revenues	$94,242	$94,242	$97,084	$97,155

Cost of sales and other expenses	80,215	80,229	78,551	78,667
Selling, general, and administrative expenses	10,321	10,321	10,180	10,200
Interest expense	7,391	7,391	5,623	5,623

Total costs and expenses	97,927	97,941	94,354	94,490

Income (loss) before income taxes, equity income and minority interests	(3,685)	(3,699)	2,730	2,665
Income tax (benefit) expense	(1,265)	(1,217)	610	466
Equity income (loss) and minority interests	242	242	465	465

Net income (loss)	$(2,178)	$(2,240)	$2,585	$2,664

Basic earnings (loss) per share attributable to common stock	$(3.85)	$(3.96)	$4.58	$4.72

Earnings (loss) per share attributable to common stock assuming dilution	$(3.85)	$(3.96)	$4.54	$4.68

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$40,178	$40,178	$41,202	$41,202

Cost of sales and other expenses	38,861	38,720	37,259	37,231
Selling, general, and administrative expenses	3,320	3,320	3,144	3,144

Total costs and expenses	42,181	42,040	40,403	40,375

Interest expense	671	671	596	596
Net expense from transactions with Financing and Insurance Operations	100	100	59	59

Income (loss) before income taxes, equity income, and minority interests	(2,774)	(2,633)	144	172
Income tax (benefit)	(719)	(665)	(188)	(255)
Equity income (loss) and minority interests	173	173	213	213

Net income (loss) – Automotive and Other Operations	$(1,882)	$(1,795)	$545	$640

FINANCING AND INSURANCE OPERATIONS

Total revenues	$8,291	$8,291	$8,052	$8,091

Interest expense	3,041	3,041	2,243	2,243
Depreciation and amortization expense	1,404	1,404	1,333	1,331
Operating and other expenses	1,952	1,921	2,190	2,276
Provisions for financing and insurance losses	797	797	1,023	1,023

Total costs and expenses	7,194	7,163	6,789	6,873
Net income from transactions with Automotive and Other Operations	(100)	(100)	(59)	(59)

Income before income taxes, equity income and minority interests	1,197	1,228	1,322	1,277
Income tax expense	389	420	490	478
Equity income (loss) and minority interests	—	—	—	—

Net income — Financing and Insurance Operations	$808	$808	$832	$799

Net income (loss) by reportable operating segment / region
Automotive and Other Operations
GM North America (GMNA)	$(1,194)	$(1,121)	$355	$366
GM Europe (GME)	(89)	(112)	(45)	(62)
GM Latin America/Africa/Mid-East (GMLAAM)	33	25	10	18
GM Asia Pacific (GMAP)	(612)	(605)	259	253
Other Operations	(20)	18	(34)	65

Net income (loss) — Automotive and Other Operations	(1,882)	(1,795)	545	640
Financing and Insurance Operations
Net income — Financing and Insurance Operations	808	808	832	799

Net income (loss)	$(1,074)	$(987)	$1,377	$1,439

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
AUTOMOTIVE AND OTHER OPERATIONS
Total net sales and revenues	$77,481	$77,481	$81,339	$81,339

Cost of sales and other expenses	75,767	75,866	73,690	73,725
Selling, general, and administrative expenses	6,157	6,157	6,167	6,167

Total costs and expenses	81,924	82,023	79,857	79,892

Interest expense	1,356	1,356	1,158	1,158
Net expense from transactions with Financing and Insurance Operations	187	187	127	127

Income (loss) before income taxes, equity income, and minority interests	(5,986)	(6,085)	197	162
Income tax (benefit)	(2,026)	(2,063)	(325)	(479)
Equity income (loss) and minority interests	245	245	467	467

Net income (loss) – Automotive and Other Operations	$(3,715)	$(3,777)	$989	$1,108

FINANCING AND INSURANCE OPERATIONS

Total revenues	$16,761	$16,761	$15,745	$15,816

Interest expense	6,035	6,035	4,465	4,465
Depreciation and amortization expense	2,802	2,802	2,663	2,722
Operating and other expenses	4,095	4,010	4,109	4,159
Provisions for financing and insurance losses	1,715	1,715	2,102	2,094

Total costs and expenses	14,647	14,562	13,339	13,440
Net income from transactions with Automotive and Other Operations	(187)	(187)	(127)	(127)

Income before income taxes, equity income and minority interests	2,301	2,386	2,533	2,503
Income tax expense	761	846	935	945
Equity income (loss) and minority interests	(3)	(3)	(2)	(2)

Net income — Financing and Insurance Operations	$1,537	$1,537	$1,596	$1,556

Net income (loss) by reportable operating segment / region
Automotive and Other Operations
GM North America (GMNA)	$(2,754)	$(2,825)	$756	$710
GM Europe (GME)	(614)	(659)	(161)	(171)
GM Latin America/Africa/Mid-East (GMLAAM)	79	56	11	1
GM Asia Pacific (GMAP)	(552)	(535)	534	525
Other Operations	126	186	(151)	43

Net income (loss) — Automotive and Other Operations	(3,715)	(3,777)	989	1,108
Financing and Insurance Operations
Net income — Financing and Insurance Operations	1,537	1,537	1,596	1,556

Net income (loss)	$(2,178)	$(2,240)	$2,585	$2,664

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
ASSETS
Cash and cash equivalents	$32,261	$32,261	$29,901	$29,901
Marketable securities	23,013	23,013	20,816	20,816

Total cash and marketable securities	55,274	55,274	50,717	50,717
Finance receivables – net	178,137	178,137	192,023	191,563
Loans held for sale	26,903	26,903	17,393	17,393
Accounts and notes receivable (less allowances)	18,465	18,465	16,989	16,990
Inventories (less allowances)	13,350	13,350	12,274	12,274
Deferred income taxes	27,640	27,910	27,379	27,835
Net equipment on operating leases (less accumulated depreciation)	36,076	36,076	32,321	32,800
Equity in net assets of nonconsolidated affiliates	4,156	4,156	6,381	6,381
Property – net	40,325	40,325	37,578	37,578
Intangible assets – net	4,947	4,947	4,696	4,696
Other assets	60,512	60,458	57,709	57,709

Total assets	$465,785	$466,001	$455,460	$455,936

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable (principally trade)	$28,694	$28,694	$26,377	$26,377
Notes and loans payable	283,621	283,621	277,027	277,027
Postretirement benefits other than pensions	30,525	30,592	31,691	31,767
Pensions	9,722	9,712	7,559	7,559
Deferred income taxes	6,632	6,632	8,101	8,101
Accrued expenses and other liabilities	81,425	82,002	76,641	77,326

Total liabilities	440,619	441,253	427,396	428,157
Minority interests	902	902	328	328
Stockholders’ equity
$1-2/3 par value common stock (outstanding, 565,503,422 and 564,721,304 shares)	943	943	941	941
Capital surplus (principally additional paid-in capital)	15,255	15,255	15,181	15,181
Retained earnings	11,680	11,252	14,772	14,487

Subtotal	27,878	27,450	30,894	30,609
Accumulated foreign currency translation adjustments	(1,645)	(1,645)	(1,685)	(1,685)
Net unrealized gains on derivatives	331	331	369	369
Net unrealized gains on securities	687	687	557	557
Minimum pension liability adjustment	(2,987)	(2,977)	(2,399)	(2,399)

Accumulated other comprehensive loss	(3,614)	(3,604)	(3,158)	(3,158)

Total stockholders’ equity	24,264	23,846	27,736	27,451

Total liabilities and stockholders’ equity	$465,785	$466,001	$455,460	$455,936

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
ASSETS
Automotive and Other Operations
Cash and cash equivalents	$12,445	$12,445	$13,182	$13,182
Marketable securities	3,629	3,629	8,319	8,319

Total cash and marketable securities	16,074	16,074	21,501	21,501
Accounts and notes receivable (less allowances)	8,087	8,087	6,396	6,396
Inventories (less allowances)	12,818	12,818	11,576	11,576
Net equipment on operating leases (less accumulated depreciation)	6,723	6,723	6,914	6,914
Deferred income taxes and other current assets	10,570	10,516	10,876	10,876

Total current assets	54,272	54,218	57,263	57,263
Equity in net assets of nonconsolidated affiliates	4,156	4,156	6,381	6,381
Property – net	38,480	38,480	35,684	35,684
Intangible assets – net	1,658	1,658	1,412	1,412
Deferred income taxes	18,976	19,253	18,316	18,595
Other assets	41,415	41,415	41,657	41,657

Total Automotive and Other Operations assets	158,957	159,180	160,713	160,992
Financing and Insurance Operations
Cash and cash equivalents	19,816	19,816	16,719	16,719
Investments in securities	19,384	19,384	12,497	12,497
Finance receivables – net	178,137	178,137	192,023	191,563
Loans held for sale	26,903	26,903	17,393	17,393
Net equipment on operating leases (less accumulated depreciation)	29,353	29,353	25,407	25,886
Other assets	33,235	33,228	30,708	30,886
Net receivable from Automotive and Other Operations	2,846	2,846	2,004	2,004

Total Financing and Insurance Operations assets	309,674	309,667	296,751	296,948

Total assets	$468,631	$468,847	$457,464	$457,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive and Other Operations
Accounts payable (principally trade)	$25,361	$25,361	$23,084	$23,084
Loans payable	1,563	1,563	2,625	2,625
Accrued expenses	44,390	44,517	46,726	46,655
Net payable to Financing and Insurance Operations	2,846	2,846	2,004	2,004

Total current liabilities	74,160	74,287	74,439	74,368
Long-term debt	31,043	31,043	29,814	29,814
Postretirement benefits other than pensions	25,815	25,882	27,721	27,797
Pensions	9,629	9,619	7,489	7,489
Other liabilities and deferred income taxes	15,921	16,447	15,467	16,000

Total Automotive and Other Operations liabilities	156,568	157,278	154,930	155,468
Financing and Insurance Operations
Accounts payable	3,333	3,333	3,293	3,293
Debt	251,015	251,015	244,588	244,588
Other liabilities and deferred income taxes	32,549	32,473	26,589	26,812

Total Financing and Insurance Operations liabilities	286,897	286,821	274,470	274,693

Total liabilities	443,465	444,099	429,400	430,161
Minority interests	902	902	328	328
Total stockholders’ equity	24,264	23,846	27,736	27,451

Total liabilities and stockholders’ equity	$468,631	$468,847	$457,464	$457,940

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2005		2004
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$2,489	$(1,781)	$559	$(282)

Cash flows from investing activities
Expenditures for property	(2,944)	(2,944)	(3,201)	(3,201)
Investments in marketable securities – acquisitions	(10,830)	(10,830)	(6,466)	(6,466)
Investments in marketable securities – liquidations	10,269	10,269	7,064	7,064
Net change in mortgage servicing rights	(784)	(185)	(816)	(176)
Increase in finance receivables	(5,970)	(2,569)	(17,556)	(17,486)
Proceeds from sales of finance receivables	17,692	17,692	9,012	9,012
Operating leases – acquisitions	(8,378)	(8,378)	(7,118)	(7,118)
Operating leases – liquidations	3,258	3,258	3,992	3,992
Investments in companies, net of cash acquired	1,355	1,355	(32)	(32)
Other	(2,411)	(2,141)	982	1,113

Net cash provided by (used in) investing activities	1,257	5,527	(14,139)	(13,298)

Cash flows from financing activities
Net increase (decrease) in loans payable	(8,411)	(8,411)	2,137	2,137
Long-term debt – borrowings	30,440	30,440	37,784	37,784
Long-term debt – repayments	(32,144)	(32,144)	(30,986)	(30,986)
Cash dividends paid to stockholders	(570)	(570)	(564)	(564)
Other	3,619	3,619	2,804	2,804

Net cash provided by (used in) financing activities	(7,066)	(7,066)	11,175	11,175

Effect of exchange rate changes on cash and cash equivalents	(412)	(412)	(248)	(248)

Net decrease in cash and cash equivalents	(3,732)	(3,732)	(2,653)	(2,653)
Cash and cash equivalents at beginning of the period	35,993	35,993	32,554	32,554

Cash and cash equivalents at end of the period	$32,261	$32,261	$29,901	$29,901

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2005
	Automotive
	and Other Operations		Financing and Insurance
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$(2,138)	$(2,138)	$4,627	$357

Cash flows from investing activities
Expenditures for property	(2,813)	(2,813)	(131)	(131)
Investments in marketable securities – acquisitions	(271)	(271)	(10,559)	(10,559)
Investments in marketable securities — liquidations	3,137	3,137	7,132	7,132
Net change in mortgage servicing rights	—	—	(784)	(185)
Increase in finance receivables	—	—	(5,970)	(2,569)
Proceeds from sales of finance receivables	—	—	17,692	17,692
Operating leases – acquisitions	—	—	(8,378)	(8,378)
Operating leases – liquidations	—	—	3,258	3,258
Net investing activity with Financing and Insurance Operations	1,000	1,000	—	—
Investments in companies, net of cash acquired	1,355	1,355	—	—
Other	(591)	(591)	(1,820)	(1,550)

Net cash provided by (used in) investing activities	1,817	1,817	440	4,710

Cash flows from financing activities
Net increase (decrease) in loans payable	46	46	(8,457)	(8,457)
Long-term debt – borrowings	25	25	30,415	30,415
Long-term debt – repayments	(20)	(20)	(32,124)	(32,124)
Net financing activity with Automotive and Other Operations	—	—	(1,000)	(1,000)
Cash dividends paid to stockholders	(570)	(570)	—	—
Other	—	—	3,619	3,619

Net cash provided by (used in) financing activities	(519)	(519)	(7,547)	(7,547)
Effect of exchange rate changes on cash and cash equivalents	(283)	(283)	(129)	(129)
Net transactions with Automotive/Financing Operations	420	420	(420)	(420)

Net increase (decrease) in cash and cash equivalents	(703)	(703)	(3,029)	(3,029)
Cash and cash equivalents at beginning of the year	13,148	13,148	22,845	22,845

Cash and cash equivalents at end of the year	$12,445	$12,445	$19,816	$19,816

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (continued)
Restatement of Financial Statements (continued)
SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2004
	Automotive
	and Other Operations		Financing and Insurance
	Previously		Previously
	reported	Restated	reported	Restated
	(dollars in millions)
Net cash provided by (used in) operating activities	$955	$955	$(396)	$(1,237)

Cash flows from investing activities
Expenditures for property	(3,038)	(3,038)	(163)	(163)
Investments in marketable securities — acquisitions	(855)	(855)	(5,611)	(5,611)
Investments in marketable securities — liquidations	1,603	1,603	5,461	5,461
Net change in mortgage servicing rights	—	—	(816)	(176)
Increase in finance receivables	—	—	(17,556)	(17,486)
Proceeds from sales of finance receivables	—	—	9,012	9,012
Operating leases — acquisitions	—	—	(7,118)	(7,118)
Operating leases — liquidations	—	—	3,992	3,992
Net investing activity with Financing and Insurance Operations	—	—	—	—
Investments in companies, net of cash acquired	(53)	(53)	21	21
Other	110	110	872	1,003

Net cash provided by (used in) investing activities	(2,233)	(2,233)	(11,906)	(11,065)

Cash flows from financing activities
Net increase (decrease) in loans payable	(437)	(437)	2,574	2,574
Long-term debt — borrowings	756	756	37,028	37,028
Long-term debt — repayments	(55)	(55)	(30,931)	(30,931)
Net financing activity with Automotive and Other Operations	—	—	—	—
Cash dividends paid to stockholders	(564)	(564)	—	—
Other	—	—	2,804	2,804

Net cash provided by (used in) financing activities	(300)	(300)	11,475	11,475
Effect of exchange rate changes on cash and cash equivalents	(176)	(176)	(72)	(72)
Net transactions with Automotive/Financing Operations	512	512	(512)	(512)

Net increase (decrease) in cash and cash equivalents	(1,242)	(1,242)	(1,411)	(1,411)
Cash and cash equivalents at beginning of the year	14,424	14,424	18,130	18,130

Cash and cash equivalents at end of the year	$13,182	$13,182	$16,719	$16,719

Presentation of Delphi Receivable
     As of June 30, 2005 GM’s Condensed Consolidated Balance Sheet reflects a change in presentation of a receivable due from Delphi Corporation (Delphi). The receivable represents amounts that Delphi owes to GM for OPEB relating to Delphi employees who were formerly GM employees and subsequently transferred back to GM as job openings at GM became available to them under certain employee “flowback” arrangements included in the 1999 Separation Agreement between GM and Delphi. GM is responsible to pay for the OPEB of the subject employees. In accordance with the terms of the 1999 Separation Agreement, Delphi will compensate GM for the total OPEB attributable to services rendered by the subject employees from their original GM service date through the date the subject employees flowed back to GM from Delphi. In prior periods this amount was netted against the OPEB liability carried on GM’s balance sheet. As a result of the change in presentation, GM’s June 30, 2005 Consolidated Balance Sheet reflects an $819 million increase in the amount presented under “Other Assets” and a corresponding liability increase under “Postretirement Benefits Other than Pensions.” Cash settlement between GM and Delphi with respect to this receivable is scheduled to occur at the time of the employees’ estimated retirement dates. GM has the right to offset the amounts owed by Delphi under this arrangement against amounts GM owes to Delphi for the purchase of Delphi products. At June 30, 2005, GM owed approximately $1.8 billion to Delphi for such purchases in North America.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 1. Financial Statement Presentation (concluded)
New Accounting Standards
     In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
     In April 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.
NOTE 2. Acquisition and Disposal of Businesses
     On February 3, 2005, GM completed the purchase of 16.6 million newly-issued shares of common stock in GM Daewoo Auto & Technology Company (GM Daewoo, formerly referred to as GM-DAT) for approximately $49 million. This increased GM’s ownership in GM Daewoo to 48.2% from 44.6%. No other shareholders in GM Daewoo participated in the issue. On June 28, 2005, GM purchased from Suzuki Motor Corporation (Suzuki) 6.9 million shares of outstanding common stock in GM Daewoo for approximately $21 million. This increased GM’s ownership in GM Daewoo to 50.9%. Accordingly, as of June 30, 2005, GM Daewoo was consolidated by GM. This increased GM’s total assets and liabilities by approximately $4.7 billion and $4.5 billion, respectively, including one-time increases of $1.6 billion of cash and marketable securities and $1.3 billion of long-term debt. GM has not yet completed its allocation of the total purchase price of GM Daewoo to its net assets.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 2. Acquisition and Disposal of Businesses (concluded)

	Pro-forma		Pro-forma
	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2004	2005	2004
Total net sales and revenues	$1,497	$1,047	$2,668	$2,039
Income (loss) before income taxes, equity income and minority interests	$59	$34	$43	$18
     On February 13, 2005, GM entered into certain agreements with Fiat S.p.A. (Fiat), under which GM and Fiat would terminate and liquidate all joint ventures between them and GM would acquire certain strategic assets from Fiat. Effective May 13, 2005 the liquidation of these joint ventures and GM’s acquisition of certain strategic assets from Fiat was completed. As a result, GM regained complete ownership of all of its respective assets originally contributed to each joint venture. GM acquired a 50 percent interest in a new joint venture limited to operating the powertrain manufacturing plant in Bielsko-Biala, Poland, that currently produces the 1.3 liter SDE diesel engine, and GM will co-own with Fiat key powertrain intellectual property, including the SDE and JTD diesel engines and the M20-32 six-speed manual transmission.
     On April 4, 2005, GM completed the sale of Electro-Motive Division (EMD) to an investor group led by Greenbriar Equity Group LLC and Berkshire Partners LLC. The sale covered substantially all of the EMD businesses, and both the LaGrange, Illinois and London, Ontario manufacturing facilities. This transaction did not have a material effect on GM’s consolidated financial position or results of operations. The final consideration is contingent upon a closing date balance sheet audit.
NOTE 3. Inventories
     Inventories included the following (dollars in millions):

	June 30,	Dec. 31,	June 30,
	2005	2004	2004
Automotive and Other Operations
Productive material, work in process, and supplies	$5,364	$4,838	$5,324
Finished product, service parts, etc.	8,757	8,321	7,838

Total inventories at FIFO	14,121	13,159	13,162
Less LIFO allowance	(1,303)	(1,442)	(1,586)

Total inventories (less allowances)	$12,818	$11,717	$11,576

Financing and Insurance Operations
Off-lease vehicles	532	530	698

Total consolidated inventories (less allowances)	$13,350	$12,247	$12,274

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 4. Goodwill and Acquired Intangible Assets
     The components of the Corporation’s acquired intangible assets as of June 30, 2005, and 2004 were as follows (dollars in millions):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
June 30, 2005
Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$510	$93	$417
Non-amortizing intangible assets:
Goodwill			526
Pension intangible asset			715

Total goodwill and intangible assets			$1,658

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$74	$45	29
Trademarks and other	40	22	18
Covenants not to compete	18	18	—

Total	$132	$85	$47

Non-amortizing intangible assets:
Goodwill			3,242

Total goodwill and intangible assets			3,289

Total consolidated goodwill and intangible assets			$4,947

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
June 30, 2004
Automotive and Other Operations
Amortizing intangible assets:
Patents and intellectual property rights	$303	$50	$253
Non-amortizing intangible assets:
Goodwill			540
Pension intangible asset			619

Total goodwill and intangible assets			$1,412

Financing and Insurance Operations
Amortizing intangible assets:
Customer lists and contracts	$65	$35	30
Trademarks and other	40	18	22
Covenants not to compete	18	18	—

Total	$123	$71	$52

Non-amortizing intangible assets:
Goodwill			3,232

Total goodwill and intangible assets			3,284

Total consolidated goodwill and intangible assets			$4,696

     Annual amortization expense relating to the existing intangible assets for each of the next five years is estimated at $33 million to $61 million.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 4. Goodwill and Acquired Intangible Assets (concluded)
     The changes in the carrying amounts of goodwill for the six months ended June 30, 2005, and 2004, were as follows (dollars in millions):

			Total
			Auto &
	GMNA	GME	Other	GMAC	Total GM
Balance as of December 31, 2004	$154	$446	$600	$3,274	$3,874
Goodwill acquired during the period	—	—	—	3	3
Effect of foreign currency translation	(7)	(67)	(74)	(35)	(109)

Balance as of June 30, 2005	$147	$379	$526	$3,242	$3,768

Balance as of December 31, 2003	$154	$413	$567	$3,223	$3,790
Goodwill acquired during the period	—	—	—	5	5
Effect of foreign currency translation	(2)	(20)	(22)	4	(18)
Other	(5)	—	(5)	—	(5)

Balance as of June 30, 2004	$147	$393	$540	$3,232	$3,772

NOTE 5. Investment in Nonconsolidated Affiliates
     Nonconsolidated affiliates of GM identified herein are those entities in which GM owns an equity interest and for which GM uses the equity method of accounting, because GM has the ability to exert significant influence over decisions relating to their operating and financial affairs. GM’s significant affiliates, and the percent of GM’s current equity ownership, or voting interest, in them include the following: Japan – FHI (20.1% at June 30, 2005 and 2004), Suzuki Motor Corporation (20.2% at June 30, 2005 and 20.3% at June 30, 2004); China – Shanghai General Motors Co., Ltd (50% at June 30, 2005 and 2004), SAIC GM Wuling Automobile Co., Ltd (34% at June 30, 2005 and 2004); Korea – GM Daewoo (50.9% at June 30, 2005 and 44.6% at June 30, 2004) With the increase in ownership, GM Daewoo was consolidated by GM at June 30, 2005 — see Note 2; Italy – GM-Fiat Powertrain (FGP) (50% at March 31, 2004).
     Information regarding GM’s share of income for all nonconsolidated affiliates (as defined above) in the following countries is included in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Italy	$11	$11	$32	$29
Japan	$45	$53	$95	$159
China	$99	$148	$132	$310
Korea	$25	$15	$17	$7
     On February 13, 2005, GM entered into certain agreements with Fiat, under which GM and Fiat have terminated and liquidated all joint ventures between them in existence at that time — see Note 2. Separately, during the second quarter of 2005, GM entered into a new joint venture with Fiat in Poland, GM Fiat Powertrain Polska, with each party owning 50% of the joint venture.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 6. Product Warranty Liability
     Policy, product warranty, and recall campaigns liability included the following (dollars in millions):

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30, 2005	Dec. 31, 2004	June 30, 2004
Beginning balance	$9,315	$8,832	$8,832
Payments	(2,366)	(4,669)	(2,290)
Increase in liability (warranties issued during period)	2,867	5,065	2,794
Adjustments to liability (pre-existing warranties)	(264)	(85)	(157)
Effect of foreign currency translation and other adjustments	(263)	_ 172	(23)

Ending balance	$9,289	$9,315	$9,156

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
NOTE 8. Comprehensive Income (Loss)
     GM’s total comprehensive income (loss), net of tax, was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2005	2004	2005	2004
Net income (loss)	$(987)	$1,439	$(2,240)	$2,664
Other comprehensive income (loss)	7	302	(719)	448

Total	$(980)	$1,741	$(2,959)	$3,112

NOTE 9. Earnings Per Share Attributable to Common Stock
     The reconciliation of the amounts used in the basic and diluted earnings per share computations was as follows (in millions except per share amounts):

	$1-2/3 Par Value Common Stock
	Income		Per Share
	(Loss)	Shares	Amount
Three Months Ended June 30, 2005
Basic EPS
(Losses) attributable to common stock	$(987)	565	$(1.75)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted (losses) attributable to common stock	$(987)	565	$(1.75)

Three Months Ended June 30, 2004
Basic EPS
Earnings attributable to common stock	$1,439	565	$2.55
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	3	(0.02)

Diluted EPS
Adjusted earnings attributable to common stock	$1,439	568	$2.53

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 9. Earnings Per Share Attributable to Common Stock (concluded)

	$1-2/3 Par Value Common Stock
	Income		Per Share
	(Loss)	Shares	Amount
Six Months Ended June 30, 2005
Basic EPS
(Losses) attributable to common stock	$(2,240)	565	$(3.96)
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	—	—

Diluted EPS
Adjusted (losses) attributable to common stock	$(2,240)	565	$(3.96)

Six Months Ended June 30, 2004
Basic EPS
Earnings attributable to common stock	$2,664	565	$4.72
Effect of Dilutive Securities
Assumed exercise of dilutive stock options	—	4	(0.04)

Diluted EPS
Adjusted earnings attributable to common stock	$2,664	569	$4.68

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
NOTE 10. Depreciation and Amortization
     Depreciation and amortization included in cost of sales and other expenses and selling, general and administrative expenses for Automotive and Other Operations was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Depreciation	$1,292	$1,441	$2,562	$2,589
Amortization of special tools	803	774	1,619	1,500
Amortization of intangible assets	13	9	23	16

Total	$2,108	$2,224	$4,204	$4,105

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 11. Pensions and Other Postretirement Benefits

	U.S. Plans		Non-U.S. Plans
	Pension Benefits		Pension Benefits		Other Benefits

	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004

			(dollars in millions)
Components of expense
Service cost	$279	$275	$70	$60	$188	$149
Interest cost	1,221	1,263	235	216	1,079	967
Expected return on plan assets	(1,974)	(1,955)	(182)	(163)	(421)	(274)
Amortization of prior service cost	291	319	26	23	(15)	(20)
Recognized net actuarial loss	517	464	69	47	584	276
Curtailments, settlements, and other	21	—	25	1	2	—

Net expense	$355	$366	$243	$184	$1,417	$1,098

	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004

			(dollars in millions)
Components of expense
Service cost	$559	$548	$142	$122	$376	$306
Interest cost	2,442	2,523	476	439	2,160	1,984
Expected return on plan assets	(3,948)	(3,908)	(367)	(326)	(842)	(547)
Amortization of prior service cost	582	638	53	47	(31)	(40)
Recognized net actuarial loss	1,033	928	138	95	1,168	648
Curtailments, settlements, and other	112	34	84	8	2	—

Net expense	$780	$763	$526	$385	$2,833	$2,351

     During the second quarter of 2005, GM withdrew $1 billion from its Voluntary Employees’ Beneficiary Association (VEBA) trust as a reimbursement for its retiree health care payments. On July 1, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM’s liquidity.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued
(Unaudited)
NOTE 13. Segment Reporting

					Total		Auto &		Other	Total
	GMNA	GME	GMLAAM	GMAP	GMA	Other	Other	GMAC	Financing	Financing
					(dollars in millions)
For the Three Months Ended June 30, 2005
Manufactured products sales and revenues:
External customers	$28,038	$8,025	$2,742	$1,640	$40,445	$(267)	$40,178	$8,319	$(28)	$8,291
Intersegment	(913)	438	193	282	—	_ -	—	—	—	—

Total manufactured products	$27,125	$8,463	$2,935	$1,922	$40,445	$(267)	$40,178	$8,319	$(28)	$8,291

Interest income (a)	$318	$112	$10	$2	$442	$(252)	$190	$432	$(70)	$362
Interest expense	$755	$132	$38	$9	$934	$(263)	$671	$3,050	$(9)	$3,041
Net income (loss)	$(1,121)	$(112)	$25	$(605)	$(1,813)	$18	$(1,795)	$816	$(8)	$808
Segment assets	$124,324	$24,211	$4,869	$9,356	$162,760	$(3,580)	$159,180	$309,984	$(317)	$309,667
For the Three Months Ended June 30, 2004
Manufactured products sales and revenues:
External customers	$29,988	$7,917	$1,764	$1,456	$41,125	$77	$41,202	$7,742	$349	$8,091
Intersegment	(559)	177	145	237	—	—	—	—	—	—

Total manufactured products	$29,429	$8,094	$1,909	$1,693	$41,125	$77	$41,202	$7,742	$349	$8,091

Interest income (a)	$212	$92	$(3)	$4	$305	$(170)	$135	$329	$(68)	$261
Interest expense	$655	$88	$16	$5	$764	$(168)	$596	$2,253	$(10)	$2,243
Net income (loss)	$366	$(62)	$18	$253	$575	$65	$640	$813	$(14)	$799
Segment assets	$129,986	$24,956	$3,666	$3,879	$162,487	$(1,495)	$160,992	$297,165	$(217)	$296,948
For the Six Months Ended June 30, 2005
Manufactured products sales and revenues:
External customers	$54,123	$15,598	$4,876	$3,175	$77,772	$(291)	$77,481	$16,540	$221	$16,761
Intersegment	(1,620)	822	358	441	1	(1)	—	—	—	—

Total manufactured products	$52,503	$16,420	$5,234	$3,616	$77,773	$(292)	$77,481	$16,540	$221	$16,761

Interest income (a)	$614	$203	$29	$5	$851	$(452)	$399	$909	$(164)	$745
Interest expense	$1,513	$243	$62	$16	$1,834	$(478)	$1,356	$6,051	$(16)	$6,035
Net income (loss)	$(2,825)	$(659)	$56	$(535)	$(3,963)	$186	$(3,777)	$1,544	$(7)	$1,537
For the Six Months Ended June 30, 2004
Manufactured products sales and revenues:
External customers	$59,631	$15,195	$3,493	$2,884	$81,203	$136	$81,339	$15,344	$472	$15,816
Intersegment	(1,099)	442	249	408	—	—	—	—	—	—

Total manufactured products	$58,532	$15,637	$3,742	$3,292	$81,203	$136	$81,339	$15,344	$472	$15,816

Interest income (a)	$398	$173	$8	$6	$585	$(293)	$292	$662	$(137)	$525
Interest expense	$1,294	$175	$10	$12	$1,491	$(333)	$1,158	$4,476	$(11)	$4,465
Net income (loss)	$710	$(171)	$1	$525	$1,065	$43	$1,108	$1,570	$(14)	$1,556

(a)	Interest income is included in net sales and revenues from external customers.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — concluded
(Unaudited)
Note 14. Subsequent Event
     On August 3, 2005, GMAC announced that it had entered into a definitive binding agreement to sell a 60% equity interest in GMAC Commercial Holding Corp. (GMAC Commercial Mortgage). The transaction will allow GMAC Commercial Mortgage increased access to capital for continued growth of its business and GMAC to retain a significant economic interest. The transaction closing is contingent upon GMAC Commercial Mortgage securing an investment grade senior debt rating by Standard & Poor’s, Moody’s, and Fitch. It is expected that the transaction will be completed during the fourth quarter of 2005, subject to all necessary conditions and approvals.

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
     The accompanying MD&A gives effect to the restatements of the 2005 and 2004 Quarterly Condensed Consolidated Financial Statements discussed in Note 1 to the Consolidated Financial Statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Consolidated Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Consolidated:
Total net sales and revenues	$48,469	$49,293	$94,242	$97,155
Net income (loss)	$(987)	$1,439	$(2,240)	$2,664
Net margin	(2.0)%	2.9%	(2.4)%	2.7%
Automotive and Other Operations:
Total net sales and revenues	$40,178	$41,202	$77,481	$81,339
Net income (loss)	$(1,795)	$640	$(3,777)	$1,108
Financing and Insurance Operations:
Total revenues	$8,291	$8,091	$16,761	$15,816
Net income	$808	$799	$1,537	$1,556
     The decrease in second quarter 2005 total net sales and revenues, compared with second quarter 2004, was due to decreased GMA revenue of $680 million, primarily driven by lower production volume and unfavorable product mix at GMNA, partly offset by revenue increases in all other automotive regions. FIO revenue increased $200 million.
     Consolidated net income decreased $2.4 billion to a net loss of $987 million in the second quarter of 2005, compared to income of $1.4 billion in the second quarter of 2004. The net loss at Auto & Other of $1.8 billion is primarily attributable to GMNA, which had a net loss of $1.1 billion, and GME and GMAP, which had respective net losses of $112 million and $605 million, partially offset by net income at GMLAAM. GMAC earned $816 million in the second quarter of 2005, up $3 million from the 2004 level.
     For the six months ended June 30, 2005, GM incurred a net loss of $2.2 billion, compared with net income of $2.7 billion in 2004. A significant loss at GMNA, primarily due to lower production volume, weaker product mix, material cost pressure, and higher healthcare costs, is the primary reason for the overall net loss for the first half of the year.
     On a consolidated basis, GM recognized a net tax benefit of $245 million on a loss before taxes, equity income, and minority interests of $1.4 billion, resulting in an effective tax rate for the second quarter of 2005 of 17%. For the second quarter of 2005, GM’s income tax provision was based on the total of pre-tax income at statutory tax rates plus one-fourth of these expected benefits. Taxes were allocated to GM’s automotive regions based on tax rates used by management for evaluating their performance. Tax benefits in excess of those recognized in GMA are allocated to Other Operations
Second quarter 2005 results, compared to second quarter 2004, included:
•	Global automotive market share increased 0.5 percentage point to 15.2%;
•	GMNA incurred a significant loss due to lower volumes, unfavorable mix, material cost pressure, and increased health-care expense;
•	GME achieved improved operating results, which were more than offset by a restructuring charge related to ongoing initiatives;
•	GMLAAM was profitable for the fifth consecutive quarter;
•	GMAP incurred a net loss primarily as a result of a one-time write down of the investment in Fuji Heavy Industries Ltd. (FHI) due to FHI’s declining financial performance and the downward adjustments in their business plan in May 2005. In addition to the write down, operating results of GMAP were lower than 2004 because of conditions in China and lower income at GM Holden;
•	GMAC earned significant net income despite a lower net interest margin environment.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Auto & Other:
Total net sales and revenues	$40,178	$41,202	$77,481	$81,339
Net income (loss)	$(1,795)	$640	$(3,777)	$1,108
GMA net income (loss) by region:
GMNA	$(1,121)	$366	$(2,825)	$710
GME	(112)	(62)	(659)	(171)
GMLAAM	25	18	56	1
GMAP	(605)	253	(535)	525

Net income (loss)	$(1,813)	$575	$(3,963)	$1,065
Net margin	(4.5)%	1.4%	(5.1)%	1.3%
GM global automotive market share	15.2%	14.7%	14.3%	14.1%
Other:
Net income (loss)	$18	$65	$186	$43
     GM Auto & Other net sales and revenues declined $1.0 billion, or 2.5%, in the second quarter of 2005, compared to the year-earlier quarter. The decrease was more than accounted for by a 7.8% decline in GMNA’s total revenues, while all other regions increased revenues over the second quarter of 2004. GM’s global market share was 15.2% and 14.7% for the second quarters of 2005 and 2004, respectively. GMNA’s market share increased 1.1 percentage points, to 27.3% for the quarter, compared to 2004. Market share gains were achieved in GMLAAM and GMAP, while GME’s share remained unchanged despite an increase in sales volume. See discussion below under each region.
     GMA incurred a net loss of $1.8 billion in the second quarter 2005, compared to net income of $575 million in 2004, primarily due to a substantial loss at GMNA, a restructuring charge at GME, and the write down of GM’s investment in FHI.
     For the six months ended June 30, 2005, GMA total net sales and revenues decreased $3.4 billion over the year-earlier period, with a decrease in GMNA of $6.0 billion more than offsetting increases in all other automotive regions. Over the same period, GMA incurred a net loss of $4.0 billion, compared to net income of $1.1 billion in 2004, primarily resulting from a loss of $2.8 billion at GMNA in 2005, restructuring charges at GME, and the write down of GM’s investment in FHI.
     Other Operations earned net income of $18 million and $65 million in the second quarters of 2005 and 2004, respectively, and earned net income of $186 million for the first six months of 2005, compared to $43 million for the year-earlier period. The improved performance in 2005 was primarily due to tax benefits allocated to Other Operations, partly offset by interest expense and legacy costs.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Automotive Regional Results
GM North America

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
GMNA:
Net income (loss)	$(1,121)	$366	$(2,825)	$710
Net margin	(4.1)%	1.2%	(5.4)%	1.2%

Production volume	(volume in thousands)
Cars	458	543	928	1,068
Trucks	789	846	1,502	1,666

Total GMNA	1,247	1,389	2,430	2,734

Vehicle unit sales
Industry — North America	5,631	5,393	10,318	10,068
GM as a percentage of industry	27.3%	26.2%	26.4%	26.3%

Industry — U.S.	4,801	4,598	8,801	8,592
GM as a percentage of industry	27.9%	26.7%	26.7%	26.7%
GM cars	23.5%	23.5%	23.4%	24.6%
GM trucks	31.3%	29.4%	29.4%	28.4%
     North American industry vehicle unit sales increased to 5.6 million in the second quarter of 2005 compared to 5.4 million in 2004, and GMNA’s market share increased 1.1 percentage points to 27.3% from 26.2% in the second quarter of 2004. Over this period U.S. industry sales increased 4.4% to 4.8 million units. GM’s U.S. market share increased by 1.2 percentage points, to 27.9%, compared to the second quarter of 2004. U.S. car market share remained unchanged at 23.5%, while U.S. truck market share increased to 31.3%, up 1.9 percentage points. Increased volume of new models and successful marketing programs, in particular employee pricing offers, were primary drivers of the increased retail sales in the 2005 period.
     In the second quarter of 2005, GMNA recorded a net loss of $1.1 billion, a deterioration of $1.5 billion from 2004 net income of $366 million. The decrease was primarily due to lower production volume, higher health-care expense, unfavorable product mix, and unfavorable material costs. Production volume was lower in 2005 by 142 thousand units, at 1.247 million for the quarter, compared to 1.389 million in the second quarter of 2004. Dealer inventories in the U.S. declined by 349 thousand units as a result of decreased production and strong retail sales in the quarter, to 1.018 million at June 30, 2005, from 1.367 million units at June 30, 2004. Product mix was unfavorable primarily due to a decrease in sales of large utility vehicles, resulting from the need to reduce dealer inventory levels in light of the upcoming launch of the GMT 900 full-size sport utility vehicle later this year. In addition, GMNA produced more fleet vehicles (28.4% of production in the second quarter of 2005, compared to 25.1% in the second quarter of 2004) that are less profitable than retail units. Country of sale mix, with higher sales in Canada and Mexico, and model mix were unfavorable, as well. In the second quarter of 2005, GMNA completed its annual study of warranty reserves. This resulted in a favorable pretax adjustment of $237 million, compared to $138 million in the second quarter of 2004 ($147 million and $86 million after tax, respectively).
     North American industry vehicle unit sales increased 2.5% to 10.3 million in the first six months of 2005 from 10.1 million in the first six months of 2004, while GMNA’s market share increased by 0.1 percentage point to 26.4% in 2005 year-to-date, compared to 26.3% in 2004.
     For the first six months of 2005, industry vehicle unit sales in the United States increased 2.4% to 8.8 million units from 8.6 million units in the year-earlier period. GM’s 2005 year-to-date U.S. market share remained unchanged, at 26.7%. U.S. car market share declined by 1.2 percentage points to 23.4%, while U.S. truck market share increased to 29.4%, up 1.0 percentage point from 2004.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
     For the first six months of 2005 GMNA incurred a net loss of $2.8 billion, compared to net income of $710 million in 2004, primarily due to lower production volume, higher health-care expense, and unfavorable product mix. In addition, results in the first half of 2005 included an after-tax charge of $140 million related to voluntary early retirement and other separation programs with respect to certain salaried employees in the U.S. The first half of 2005 also included a charge of $84 million, after tax, for the write-down to fair market value of various plant assets in connection with the cessation of production at the Lansing assembly plant during the second quarter of 2005.
GM North America Recovery Plan
     GM has announced plans to improve results at GMNA. The key elements of these plans and actions to date are as follows:
•	Execution of new products:
o	Increasing capital spending concentrated on new products;

o	Advancing the timing of several high volume, high profit programs, including large pick-ups and mid- and large-utilities;

o	Achieving strong sales of recently launched products, such as the Cobalt and H3, and

o	Launching additional products in the near term, including the Chevrolet HHR, Pontiac Solstice, and Cadillac DTS.
•	Retool sales and marketing strategy:
o	Clarifying, focusing, and differentiating the role of each North American brand;

o	Increasing advertising to support new products;

o	Implementing pricing and/or content changes on approximately half of 2006 model year products, emphasizing total value to customers, and decreasing reliance on sales incentives;

o	Focusing on improving GM’s sales performance in major metropolitan markets; and

o	Improving the retail distribution network.
•	Reduce cost and improve quality:
o	Continuing the improvements in quality and productivity that have been recognized in recent surveys by J.D. Power and the Harbour Report;

o	Continuing to implement capacity reductions; and

o	Continuing efforts to reduce material costs through global sourcing efforts.
•	Address health care cost burden:
o	GM is engaged in discussions with the UAW and other unions, focused on a cooperative approach to significantly reduce GM’s health care cost disadvantage.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
Delphi Matters
     As of November 9, 2005, the date of the filing of Amendment No. 1 to this Form 10-Q, Delphi Corporation, a major supplier to GM’s automotive operations and a former subsidiary of GM, presented GM with information regarding its intention to address its existing legacy liabilities and the high cost structure of its U.S. operations. Delphi has stated that it has also outlined this information to its largest union, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), and separately to its other U.S. unions. Delphi has stated that it is seeking a comprehensive restructuring of its U.S. operations in which it obtains participation by its unions and financial support from GM. Delphi has also stated that, if it is not successful in achieving such a restructuring by October 17, 2005, it would consider other strategic alternatives, including a judicial reorganization under federal bankruptcy laws. GM is considering Delphi’s request in order to determine what participation by GM, if any, would be in the best interests of GM and its stockholders. Delphi has notified GM that, assuming GM participates in Delphi’s restructuring in a manner satisfactory to Delphi, it is Delphi’s view there is not a likelihood that GM would become obligated to provide any benefits pursuant to the benefit guarantee agreement GM entered into with certain of its unions in 1999 (see Note 7 to the Consolidated Financial Statements), but has indicated that without GM’s financial participation in Delphi’s restructuring proposal, it expects that its view as to that matter would change.
      On October 8, 2005, Delphi filed a petition for Chapter 11 proceedings under the United States Bankruptcy Code for itself and many of its U.S. subsidiaries. GM expects no immediate effect on its global automotive operations as a result of Delphi’s action. Delphi is GM’s largest supplier of automotive systems, components and parts, and GM is Delphi’s largest customer.
      GM believes that it is probable that it has incurred a contingent liability due to Delphi’s Chapter 11 filing. GM believes that the range of the contingent exposures is between $5.5 billion and $12 billion, with amounts near the low end of the range considered more possible than amounts near the high end of the range assuming an agreement is reached among GM, Delphi, and Delphi’s unions. This amount was not estimable as of November 9, 2005, the date of the filing of Amendment No. 1 to this Form 10-Q. GM established a reserve of $5.5 billion ($3.6 billion after tax) as a non-cash charge in the fourth quarter of 2005.
      On March 22, 2006, GM announced that GM, Delphi and the UAW reached a tentative agreement intended to reduce the number of U.S. hourly employees at GM and Delphi through an accelerated attrition program. The agreement is subject to approval by the bankruptcy court of Delphi’s participation in the agreement. If so approved, the agreement will provide for a combination of early retirement programs and other incentives designed to help reduce employment levels at both GM and Delphi. The agreement also calls for the flowback of 5,000 UAW-represented Delphi employees to GM by September 2007 (subject to extension). Eligible UAW-represented Delphi employees may elect to retire from Delphi or flow back to GM and retire. Under the agreement, GM has agreed to assume the financial obligations relating to the lump sum payments to be made to eligible Delphi U.S. hourly employees accepting normal or voluntary retirement incentives and certain post-retirement employee benefit obligations relating to Delphi employees who flow back to GM under the agreement. GM expects to record the costs associated with eligible GM employees under this attrition program in 2006 as employees agree to participate.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Europe

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
GME net loss	$(112)	$(62)	$(659)	$(171)
GME net margin	(1.3)%	(0.8)%	(4.0)%	(1.1)%

	(volume in thousands)
Production volume	501	503	1,003	976

Vehicle unit sales
Industry	5,673	5,576	10,945	10,929
GM as a percentage of industry	9.7%	9.7%	9.7%	9.5%

GM market share – Germany	11.1%	10.8%	11.0%	10.7%
GM market share – United Kingdom	15.5%	13.9%	15.2%	14.0%
     Industry vehicle unit sales increased in Europe during the second quarter of 2005 by 1.7% to 5.7 million, from 5.6 million in the second quarter of 2004, with strong year-over-year growth in most of the region, partly offset by declines in the U.K., Italy, and Central Europe. In line with higher industry volumes, GME’s vehicle unit sales increased by 10 thousand units over the second quarter of 2004, to 549 thousand units. GME’s market share remained unchanged at 9.7%. In GM’s two largest markets in Europe, GM gained market share: share was 11.1% in Germany, a 0.3 percentage point increase versus the second quarter of 2004, and 15.5% in the United Kingdom, an increase of 1.6 percentage points versus the same period in 2004. Market share was mixed in the rest of the region, with improvements in Italy and Eastern Europe, and declines in France, Spain, and other markets.
     Net loss for GME totaled $112 million and $62 million in the second quarters of 2005 and 2004, respectively. The second quarter 2005 loss includes an after-tax restructuring charge of $126 million, related to the initiative announced in the fourth quarter of 2004 and costs of dissolving GM’s powertrain and purchasing joint ventures with Fiat S.p.A (Fiat). This charge and continued unfavorable price pressure more than offset improvements in structural costs (including the initial effects of the restructuring initiative), favorable material costs, and the effects of positive product mix.
     For the first six months of 2005, industry unit sales were essentially unchanged from the 2004 period in Europe, at 10.9 million units. GM’s market share in the region increased 0.2 percentage point in the first half of 2005, to 9.7%. GM’s share improved in both the U.K., up 1.2 percentage points to 15.2%, and in Germany, up 0.3 percentage point to 11.0%, compared to the first six months of 2004.
     For the six months ended June 30, 2005, GME’s net loss was $659 million, compared to $171 million for the same period in 2004. The increased loss was more than accounted for by after-tax restructuring charges totaling $548 million (including $422 million in the first quarter). These charges and unfavorable price more than offset favorable mix and material and structural cost improvements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (continued)
GM Latin America/Africa/Mid-East

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
GMLAAM net income	$25	$18	$56	$1
GMLAAM net margin	0.9%	0.9%	1.1%	0.0%

	(volume in thousands)
Production volume	196	172	381	331

Vehicle unit sales
Industry	1,237	1,020	2,381	2,004
GM as a percentage of industry	18.3%	17.1%	17.2%	16.6%

GM market share – Brazil	21.9%	23.5%	20.6%	23.5%
     Industry vehicle unit sales in the LAAM region increased over 21% in the second quarter of 2005, to 1.237 million units, compared to the second quarter of 2004. Overall, GMLAAM’s market share for the region increased 1.2 percentage points, to 18.3% in the second quarter of 2005. This increase was primarily the result of a 3.4 percentage point increase in South Africa market share, and increases in Argentina and the Middle East, partly offset by a decrease of 1.6 percentage points in Brazil. GM’s market share in Brazil was adversely affected by the lack of a 1.0 liter flex-fuel vehicle in the low market segment.
     GMLAAM earned net income of $25 million in the quarter, up from net income of $18 million in the second quarter of 2004. The increase in net income was primarily the result of higher production volume, partly offset by negative foreign exchange, especially in Brazil. The second quarter of 2005 is the fifth consecutive quarter of profitability for GMLAAM.
     In the first half of 2005, industry vehicle unit sales grew to 2.381 million units, up 18.8% over the first half of 2004. GM’s market share in the region increased to 17.2%, from 16.6% in 2004, despite a decrease in share in Brazil, down 2.9 percentage points to 20.6%.
     For the first half of 2005, GMLAAM earned $56 million, compared to $1 million a year earlier, primarily due to higher income in South Africa, Venezuela, and Colombia, partially offset by unfavorable results in Brazil.
GM Asia Pacific

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
GMAP net income	$(605)	$253	$(535)	$525
GMAP net margin	(31.5)%	14.9%	(14.8)%	15.9%

	(volume in thousands)
Production volume	400	337	735	633

Vehicle unit sales
Industry	4,500	4,048	9,142	8,620
GM as a percentage of industry	6.3%	5.6%	5.6%	5.2%

GM market share — Australia	18.0%	19.3%	18.2%	19.7%
GM market share — China	11.4%	9.8%	10.9%	9.8%

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GM Automotive and Other Operations Financial Review (concluded)
GM Asia Pacific (concluded)
     Industry vehicle unit sales in the Asia Pacific region increased 11.2% in the second quarter of 2005 compared to the second quarter of 2004, to 4.5 million units, with slightly over half the unit increase in China, and growth throughout the region. GMAP increased its vehicle unit sales (including GM Daewoo Auto & Technology Company [GM Daewoo] and China affiliates) in the region by 55 thousand units, or 24.7% in the period, to 281 thousand units from 226 thousand in 2004, driven primarily by higher sales in China. GMAP’s second quarter 2005 market share increased to 6.3%, from 5.6% in the second quarter of 2004. GMAP increased its market share in China to 11.4% in the second quarter of 2005, up from 9.8% in the second quarter of 2004. Market share in Australia decreased in the period to 18.0%, compared to 19.3% in the second quarter of 2004, primarily due to lower sales of full-sized cars.
     In the first six months of 2005, industry vehicle unit sales in the region increased 522 thousand units, or 6.1%, to 9.1 million, over the year earlier period, while GMAP’s sales increased 63 thousand units, or 13.9%, to 513 thousand. The bulk of GMAP’s growth, 49 thousand units, was in China, where market share grew 1.1 percentage points to 10.9% for the first half of 2005. Overall in the region, GMAP’s market share increased 0.4 percentage point, to 5.6%, in the period, compared to 2004.
     Net loss from GMAP was $605 million in the second quarter 2005 and net income of $253 million in the second quarter of 2004. For the six-month period ending June 30, 2005, GMAP’s net loss was $535 million and for the same period in 2004 GMAP had net income of $525 million. The net loss was primarily attributable to the write-down of FHI of $788 million, after-tax, a result of FHI’s declining financial performance and the downward adjustments in their business plan in May 2005. In addition, GMAP also experienced lower equity earnings from Shanghai GM, largely due to unfavorable product mix and unfavorable price. In addition, GM Holden’s 2005 results have been lower than in 2004 due to reduced sales of locally produced vehicles and the unfavorable effect of the failure of ION, a local supplier.
     On June 28, 2005 GM increased its ownership in GM Daewoo to 50.9% from 48.2%. Accordingly, as of June 30, 2005, GM Daewoo was consolidated by GM. See Note 2 to the Consolidated Financial Statements.
Other Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Other:
Total net sales, revenues, and eliminations	$(267)	$77	$(292)	$136
Net income (loss)	$18	$65	$186	$43
     Other Operations earned net income of $18 million and $65 million in the second quarters of 2005 and 2004, respectively. Results for 2005 include tax benefits of $158 million recognized in Other Operations. As discussed above, these benefits relate to various items that generally do not vary with changes in pre-tax income. These benefits were partially offset by legacy costs, interest expense, and exchange. Other Operations’ results include after-tax legacy costs of $129 million and $102 million for the second quarters of 2005 and 2004, respectively, related to employee benefit costs of divested businesses, primarily Delphi, for which GM has retained responsibility.
     For the first half of 2005, Other Operations earned net income of $186 million, compared to $43 million in the 2004 period. The improvement is attributable to tax benefits, as discussed above, of $547 million allocated to Other Operations in 2005, partially reduced by increases in legacy costs, interest expense, and exchange. Legacy costs of $241 million and $204 million were included in Other Operations’ results for 2005 and 2004, respectively. Other Operations’ results for the first half of 2005 also include $8 million, after tax, related to the early retirement and other separation programs, in the first quarter, described above for certain salaried employees in the U.S.

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
GMAC Financial Review
     GMAC’s net income was $816 million and $813 million in the second quarters of 2005 and 2004, respectively. Net income for the first six months of 2005 and 2004 was $1.5 billion and $1.6 billion, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in millions)
Financing operations	$378	$422	$594	$849
Mortgage operations	343	316	761	560
Insurance operations	95	75	189	161

Net income	$816	$813	$1,544	$1,570

     Net income from financing operations totaled $378 million in the second quarter of 2005, as compared with $422 million earned in the same period of the prior year. For the first six months of 2005 and 2004, financing operations’ net income was $594 million and $849 million, respectively. The decrease for the 2005 periods reflects the unfavorable effect of lower net interest margins as a result of increased borrowing costs. The decline in net interest margins was somewhat mitigated by the effect of improved used vehicle prices on lease terminations and lower credit loss provisions in 2005, compared to 2004.
     Mortgage operations earned $343 million in the second quarter of 2005, up from $316 million in the second quarter of 2004. For the first six months of 2005, mortgage operations’ net income was $761 million, compared to $560 million in 2004. These results represent increases of 9% and 36% over the same periods of 2004, despite lower overall U.S. mortgage industry volume in 2005 as compared to 2004. On a combined basis, loan production for GMAC’s residential based mortgage companies for the second quarter of 2005 remained consistent with that experienced for the second quarter of 2004, despite a decline of approximately 11% in total U.S. residential mortgage industry volume during the same time period. In addition, the favorable effects of valuation gains on the investment portfolio and favorable

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
GMAC Financial Review (concluded)
mortgage servicing results mitigated the impact of lower gains on sales of loans and lower net interest margins due to increased borrowing costs. GMAC’s commercial mortgage operations’ earnings in the second quarter of 2005 were consistent compared to the second quarter of 2004. Net income for the first six months of 2005 decreased by $4 million to $92 million as compared to the first six months of 2004.
     Net income from insurance operations totaled $95 million and $75 million for the second quarter of 2005 and 2004, respectively, and $189 million and $161 million for the first six months of 2005 and 2004, respectively. The increases in 2005 are primarily the result of favorable underwriting results due to increases in insurance premiums and service revenue earned and written from contract growth across the majority of product lines. In addition, incurred losses attributable to severe weather in the United States were lower in the second quarter of 2005 than in the second quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
Statements of Cash Flows Restatements and Reclassifications
     For the six months ended June 30, 2005 and 2004, GM restated its Condensed Consolidated Statement of Cash Flows to correct for the erroneous classification of cash flows from certain mortgage loan transactions as cash flows from operations instead of cash flows from investing activities.
     After considering the concerns raised by the staff of the SEC as of December 31, 2004, management concluded that certain amounts in the Consolidated Statements of Cash Flows for the year ended December 31, 2004 should be reclassified to appropriately present net cash provided by operating activities and net cash used in investing activities. These amounts have been reclassified consistently as of June 30, 2005 and 2004.
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
Automotive and Other Operations
     At June 30, 2005, cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and June 30, 2004) of readily-available assets of the VEBA trust totaled $20.2 billion, compared with $23.3 billion at December 31, 2004 and $25.0 billion at June 30, 2004. The decrease of approximately 13% from December 31, 2004 was primarily the result of the net loss of Auto & Other for the first six months of 2005, and payments totaling approximately $2.5 billion related to the GME restructuring initiative and to the agreement reached in February 2005 between GM and Fiat to terminate the Master Agreement (including the Put Option) between them, settle various disputes related thereto, and other matters. The amount of GM’s consolidated cash and marketable securities is subject to intra-month and seasonal fluctuations and includes balances held by various GM business units and subsidiaries worldwide that are needed to fund their operations. In the first six months of 2005, GMAC paid GM $1.0 billion in dividends. Additionally, on August 1, 2005, GMAC paid a $500 million cash dividend to GM, bringing total year to date dividends to $1.5 billion. As of June 30, 2005, $1.6 billion of cash and marketable securities was included in GM’s balances as a result of the consolidation of GM Daewoo. The increase to $4.2 billion in readily-available assets in the VEBA results from higher withdrawal capacity from the hourly VEBA trust due to increased other postretirement employee benefit payments, and the addition of withdrawal capacity from the salaried VEBA that was funded in 2004. Total assets in the VEBA and 401(h) trusts used to pre-fund part of GM’s other postretirement benefits liability approximated $20.4 billion at June 30, 2005, $20.0 billion at December 31, 2004, and $15.9 billion at June 30, 2004.
     As noted above, during the second quarter of 2005, GM withdrew $1 billion from its VEBA trust as reimbursement for its retiree health care payments. On July 1, 2005, GM withdrew an additional $1 billion from the VEBA, and on a quarter-by-quarter basis is evaluating the need for additional withdrawals as the cost of health care continues to adversely affect GM’s liquidity.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (continued)
Automotive and Other Operations (concluded)
     Long-term debt was $31.0 billion at June 30, 2005, compared with $30.5 billion at December 31, 2004 and $29.8 billion at June 30, 2004. As of June 30, 2005, $1.3 billion of long-term debt was included in GM’s balance as a result of the consolidation of GM Daewoo. The ratio of long-term debt to the total of long-term debt and GM’s net assets of Automotive and Other Operations was 94.2% at June 30, 2005, 85.7% at December 31, 2004, and 84.4% at June 30, 2004. The ratio of long-term debt and short-term loans payable to the total of this debt and GM’s net assets of Automotive and Other Operations was 94.5% at June 30, 2005, 86.5% at December 31, 2004, and 85.4% at June 30, 2004.
     Net liquidity, calculated as cash, marketable securities, and $4.2 billion ($3.5 billion at December 31, 2004 and June 30, 2004) of readily-available assets of the VEBA trust less the total of loans payable and long-term debt, was a negative $12.4 billion at June 30, 2005, compared with a negative $9.2 billion at December 31, 2004, and a negative $7.4 billion at June 30, 2004.
     In the second quarter of 2005, GM and GMAC began offering a new supplier finance program to a limited number of its suppliers. At June 30, 2005, GM owed approximately $0.4 billion to GMAC under the new program, which amount is included in the balances of net payable to FIO and net receivable from Auto & Other in GM’s Supplemental Information to the Consolidated Balance Sheets, and is eliminated in GM’s Consolidated Balance Sheets.
Financing and Insurance Operations
     At June 30, 2005, GMAC’s consolidated assets totaled $310.0 billion, compared with $324.2 billion at December 31, 2004 and $297.2 billion at June 30, 2004. The decrease from December 31, 2004 was attributable to a decrease in net finance receivables and loans, from $200.2 billion at December 31, 2004 to $178.3 billion at June 30, 2005, driven by decreases in retail and wholesale automotive receivables, partly offset by an increase in loans held for sale. The increase in GMAC’s consolidated assets at June 30, 2005 compared with June 30, 2004 was due to higher balances of cash, investment securities, loans held for sale, and investment in operating leases, partly offset by decreases in retail and wholesale automotive receivables.
     Consistent with the changes in asset levels, GMAC’s total debt decreased to $250.9 billion at June 30, 2005, compared with $267.7 billion at December 31, 2004. Debt was lower by $6.4 billion at June 30, 2004, at $244.5 billion. GMAC’s ratio of total debt to total stockholder’s equity at June 30, 2005 was 11.1:1, compared with 11.9:1 at December 31, 2004, and 11.1:1 at June 30, 2004. GMAC’s liquidity, as well as its ability to profit from ongoing activity, is in large part dependent upon its timely access to capital and the costs associated with raising funds in different segments of the unsecured and secured capital markets. Part of GMAC’s strategy in managing liquidity risk has been to develop diversified funding sources across a global investor base and to extend debt maturities over a longer period of time, thereby maintaining sufficient cash balances. As an important part of its overall funding and liquidity strategy, GMAC maintains substantial bank lines of credit. These bank lines of credit, which totaled $45.8 billion at June 30, 2005, provide “back-up” liquidity and represent additional funding sources, if required. In addition, GMAC enters into secured funding facilities whereby, in certain facilities, third parties (including third-party asset-backed commercial paper conduits) have committed to purchase a minimum amount of receivables through a designated period of time. The unused portion of the committed and uncommitted facilities totaled $24.7 billion at June 30, 2005. GMAC has also been able to diversify its unsecured funding through the formation of Residential Capital Corporation (ResCap). ResCap was formed as the holding company of GMAC’s residential mortgage business and in the second

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
LIQUIDITY AND CAPITAL RESOURCES (concluded)
Financing and Insurance Operations (concluded)
quarter of 2005 successfully achieved an investment grade rating (independent from GMAC) and issued $4.0 billion of unsecured debt through a private placement offering. Following the bond offering, in July 2005, ResCap closed a $3.5 billion syndication of its bank facilities, which are intended to be used primarily for general corporate and working capital purposes, as well as to repay GMAC affiliate borrowings, thus providing additional liquidity to GMAC. Additionally, GMAC has increased the use of secured funding sources beyond traditional asset classes and geographic markets and has also increased the use of automotive whole loan sales. The increased use of whole loan sales is part of the migration to an “originate and sell” model for the U.S. automotive finance business. Through July 2005, GMAC has executed $9 billion in whole loan sales.
     In August 2005 GMAC announced that it had entered into a definitive agreement to sell a 60% equity interest in GMAC Commercial Mortgage, while maintaining the remaining 40% equity interest. Under the terms of the transaction, GMAC Commercial Mortgage will repay all intercompany loans to GMAC upon the closing, thereby providing GMAC significant incremental liquidity.
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
Assets in off-balance sheet entities were as follows (dollars in millions):

	June 30,	Dec. 31,	June 30,
	2005	2004	2004
Automotive and Other Operations
Assets leased under operating leases	$2,455	$2,553	$2,293
Trade receivables sold (1)	1,090	1,210	910

Total	$3,545	$3,763	$3,203

Financing and Insurance Operations
Receivables sold or securitized:
- Mortgage loans	$90,309	$79,389	$82,852
- Retail finance receivables	7,675	5,615	7,112
- Wholesale finance receivables	21,396	21,291	17,231

Total	$119,380	$106,295	$107,195

(1)	In addition, trade receivables sold to GMAC were $590 million, $549 million and $456 million for the periods ended June 30, 2005, December 31, 2004, and June 30, 2004, respectively.
BOOK VALUE PER SHARE
     Book value per share was determined based on the liquidation rights of the common stockholders. Book value per share of GM $1-2/3 par value common stock was $42.17 at June 30, 2005, $48.41 at December 31, 2004, and $48.61 at June 30, 2004.
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
     As of June 30, 2005, GM’s book value per share was significantly higher than the trading price of its $1-2/3 par value common stock. GM believes that this difference is driven mainly by marketplace uncertainty surrounding future events at GM.
     We also believe the fact that GM’s book value exceeds the recent trading price of its $1-2/3 par value common stock is a potential indicator of impairment. Presently, none of these uncertainties warrant modification to the amounts reflected in GM’s consolidated financial statements.

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
EMPLOYMENT AND PAYROLLS

Worldwide employment for GM and its wholly-owned subsidiaries
at June 30, (in thousands)	2005	2004
GMNA	177	186
GME	58	62
GMLAAM	32	27
GMAP	14	14
GMAC	34	33
Other	4	5

Total employees	319	327

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Worldwide payrolls — (in billions)	$5.2	$5.5	$10.5	$11.0

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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
NEW ACCOUNTING STANDARDS
     In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS No. 123R), requiring companies to record share-based payment transactions as compensation expense at fair market value. SFAS No. 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin (SAB) 107 in April 2005, the provisions of this statement will be effective for General Motors as of January 1, 2006. The Corporation began expensing the fair market value of newly granted stock options and other stock based compensation awards to employees pursuant to SFAS No. 123 in 2003; therefore this statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
     In April 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” requiring retrospective application as the required method for reporting a change in accounting principle, unless impracticable or a pronouncement includes specific transition provisions. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This statement carries forward the guidance in APB Opinion No. 20, “Accounting Changes,” for the reporting of the correction of an error and a change in accounting estimate. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on GM’s consolidated financial position or results of operations.
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS (continued)
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

GENERAL MOTORS CORPORATION AND SUBSIDIARIES
FORWARD-LOOKING STATEMENTS (concluded)

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
GM’s management, with the participation of its chief executive officer and its chief financial officer, evaluated the effectiveness of GM’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of June 30, 2005. Based on that evaluation, included in an amendment on Form 10Q/A filed November 9, 2005, GM’s chief executive officer and chief financial officer concluded that, as of that date, GM’s disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, were not effective at the reasonable assurance level. These controls have been reevaluated and GM’s management, led by its chief executive officer and its current chief financial officer, confirmed their conclusion that GM’s disclosure controls and procedures were not effective at the reasonable assurance level as of that date because of the identification of the material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.
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
(C) In the third quarter of 2005, GM management reported a material weakness in internal controls related to the ineffective operation of the procedures to determine whether an impairment was necessary with respect to the Corporation’s foreign investments accounted for under the equity method which resulted in the failure to timely reduce the carrying value of GM’s investment in the common stock of Fuji Heavy Industries to fair value. GM fully remediated its related controls and procedures related to this matter prior to December 31, 2005. Details of the remediation actions were included in Item 4 of our Amendment No. 1 on Form 10-Q, filed November 9, 2005.

(D) GM management also identified a significant deficiency in internal controls related to accounting for complex contracts. This deficiency was identified as a result of certain contracts being accounted for incorrectly and without appropriate consideration of the economic substance of the contracts. GM management is in the process of remediating this significant deficiency by implementing a delegation of authority for approval of the accounting for complex contracts that requires formal review and approval by experienced accounting personnel.
Other than indicated above, there were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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